Form 10-Q
period 1995-04-30
SEMTECH CORP
filed 1995-06-14
CIK 88941

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 ____________



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                 ____________



For Quarter Ended April 30, 1995               Commission File Number 1-6395
                  --------------                                      ------



                              SEMTECH CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Delaware                                           95-2119684
- --------------------------------                        ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


652 Mitchell Road, Newbury Park, California                        91320
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code         (805) 498-2111
                                                     ---------------------------



                                      N/A
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

             Yes    X        No
                  -----         -----


Number of shares of Common Stock,
$ .01 par value, outstanding at April 30, 1995:   4,895,741.
                                                  ----------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements
         --------------------

    The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

    In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of April 30, 1995, and the results of their operations and the changes in their cash flow for the three months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURES)



                                              THREE MONTHS ENDED
                                              ------------------
                                              APRIL 30,   MAY 1,
                                               1995        1994
                                              --------    ------
NET SALES                                     $9,315      $5,647
Cost of sales                                  5,749       3,882
                                              ------      ------
  Gross profit                                 3,566       1,765
Operating expenses                             1,997       1,555
                                              ------      ------
  Operating income                             1,569         210
Other income (expense) -
  Interest, net                                    8           8
  Miscellaneous                                    0         (11)
  Foreign currency transaction loss                0          (4)
                                              ------      ------
Income before taxes                            1,577         203
Provision for taxes                              489          53
                                              ------      ------
NET INCOME                                    $1,088      $  150
                                              ======      ======
NET INCOME PER SHARE:
  Primary                                     $  .20      $  .03
                                              ======      ======
  Fully diluted                               $  .20      $  .03
                                              ======      ======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)



                                                   APRIL 30,      JANUARY 29,
                                                     1995            1995
                                                  ----------      -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                          $ 3,035        $ 2,837
 Temporary investments                                  479            821
 Receivables, net                                     5,675          4,501
 Income taxes refundable                                 80             71
 Inventories                                          6,635          6,662
 Other current assets                                   147            181
                                                    -------        -------
  TOTAL CURRENT ASSETS                               16,051         15,073
                                                    -------        -------
PROPERTY, PLANT AND EQUIPMENT, NET                    3,755          3,446
OTHER ASSETS                                            397            443
DEFERRED INCOME TAXES                                    39             39
                                                    -------        -------
  TOTAL ASSETS                                      $20,242        $19,001
                                                    =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of Credit                                     $     -        $   175
 Current maturities of long-term debt                   297            268
 Accounts payable                                     1,682          1,721
 Accrued liabilities                                  1,456          1,253
 Income taxes payable                                   674            286
                                                    -------        -------
  TOTAL CURRENT LIABILITIES                           4,109          3,703
                                                    -------        -------

LONG-TERM DEBT, LESS CURRENT MATURITIES                 586            799

SHAREHOLDERS' EQUITY:
 Common Stock, $0.01 par value,
  15,000,000 authorized                                  64             64
 Additional paid-in capital                           8,233          8,242
 Retained earnings                                    7,499          6,411
                                                    -------        -------
                                                     15,796         14,717

 Cumulative translation adjustment                     (249)          (218)
                                                    -------        -------
  TOTAL SHAREHOLDERS' EQUITY                         15,547         14,499
                                                    -------        -------
  TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY         $20,242        $19,001
                                                    =======        =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                          FOR THE THREE MONTHS ENDED
                                                                          --------------------------
                                                                          APRIL 30,          MAY 1,
                                                                             1995             1994
                                                                          ---------         -------
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net income                                                              $ 1,088            $  150
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                             227               275
  Changes in assets and liabilities:
    Receivables                                                            (1,174)               38
    Inventories                                                                27              (639)
    Other assets                                                               80                 -
    Accounts payable and accrued liabilities                                  164              (242)
    Income tax refundable                                                      (9)                -
    Income taxes payable                                                      388               (99)
                                                                          -------            ------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        791              (517)
                                                                          -------            ------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Temporary cash investments                                                  342                 1

  Additions to property, plant and equipment                                 (536)             (235)
                                                                          -------            ------
    NET CASH USED BY INVESTING ACTIVITIES                                    (194)             (234)
                                                                          -------            ------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Net line of credit activity                                                (175)             (113)
  Repayment of debt                                                          (184)              (29)
  Additions to debt                                                             -               514
  Receipts on notes receivables                                                 -                 5
  Stock options and debentures exercised                                       65                34
  Other                                                                       (74)                -
                                                                          -------            ------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       (368)              411
                                                                          -------            ------
Effect of exchange rate changes on cash                                       (31)                0
Net increase (decrease) in cash and cash equivalents                          198              (340)
Cash and cash equivalents at beginning of period                            2,837             2,873
                                                                          -------            ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 3,035             2,533
                                                                          =======            ======

                     SEMTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  INCOME TAXES -

    Effective February 1, 1993, the Company changed its method of accounting for income taxes to comply with the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The income tax provision for the three months ended April 30, 1995 consisted of income tax expense of $466,000 on the income of the Company's U.S. operations and income tax expense of $23,000 on the income from the Company's foreign operation. In the prior year three month period ended May 1, 1994, the Company incurred income tax expense of $37,000 on the income of the Company's U.S. operations and income tax expense of $16,000 on income from the Company's foreign operation.

2.  INCOME PER SHARE -

    Primary net income per share of common stock has been computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted income per share of common stock was determined on the assumption that all outstanding convertible debentures were converted under the if-converted method, as follows:

                                              THREE MONTHS ENDED
                                            ---------------------
                                            APRIL 30,     MAY 1,
                                              1995         1994
                                            ---------   ---------
                PRIMARY.........            5,311,000    4,641,000
                                            =========    =========
                FULLY DILUTED...            5,481,000    5,133,000
                                            =========    =========

3.  TEMPORARY INVESTMENTS -

    Temporary investments consist of commercial paper and government and corporate obligations with original maturities in excess of three months and are carried at cost, which approximates market.


4.  INVENTORIES -

    Inventories consisted of the following:

                                              APRIL 30,     JANUARY 29,
                                                1995          1995
                                              ----------    ----------
RAW MATERIALS...........................      $1,086,000    $1,175,000
WORK IN PROCESS.........................       4,142,000     4,100,000
FINISHED GOODS..........................       1,407,000     1,387,000
                                              ----------    ----------
             TOTAL                            $6,635,000    $6,662,000
                                              ==========    ==========

5.  LONG-TERM DEBT -

    Long-term debt at April 30, 1995 consists mainly of $749,000 of notes payable and $134,000 of outstanding 8.5% Convertible Subordinated Debentures issued under the Company's Key Management Convertible Subordinated Debenture Purchase Plan to key employees and retirees of the Company. Notes payable consists of a fixed rate loan in the amount of $457,000 used for the acquisition of equipment, the loan on the Company's Scotland facility in the amount of $268,000, and long-term obligations due on capital leases of $24,000.

6.  LINE OF CREDIT -

    The Company maintains a credit arrangement with a financial institution for a working capital and equipment acquisition line of credit of up to $5,000,000 extending to August 1996 at an interest rate of 30 day rolling commercial paper plus 2 percent. The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of April 30, 1995, the Company had no borrowings outstanding against the line. The Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling at its wholly owned foreign subsidiary, and has obtained a commitment from its bank to expand the line to 1,000,000 pounds sterling on a formula line basis.

7.  STATEMENT OF CASH FLOWS -

    The Company had the following non-cash activities for each of the respective periods:


                                                  THREE MONTHS ENDED
                                                 --------------------
                                                 APRIL 30,     MAY 1,
                                                    1995        1994
                                                 ---------   ---------
Non-cash activities -
    Debentures converted to stock                $     0        $5,000
                                                 =======        ======

    Interest paid in the three months ended April 30, 1995 was $33,000 compared to $43,000 in the three months ended May 1, 1994. Income taxes paid in the three month period ended April 30, 1995 was $208,500 and income taxes paid in the three months ended May 1, 1994 was $153,000.

8.  SIGNIFICANT CUSTOMERS

    For the three months ended April 30, 1995, one customer accounted for 14% of the Company's revenue and another customer accounted for 10% of the Company's revenue. As of April 30, 1995, the Company had receivables from these two customers of $615,333 and $440,206, respectively.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

(l)  Material Changes in Financial Condition
     ---------------------------------------

     At April 30, 1995, the Semtech Corporation (the "Company") had working capital of $11,942,000, compared with $11,370,000 at January 29, 1995 - an increase of $572,000. The increase was primarily due to the Company's higher level of shipments and profitability during the three months ended April 30,
1995.   The increased shipments were the result of increased demand for the
Company's line of linear regulators and transient voltage protection devices ("TVS"). Currently, the Company's linear regulators are primarily used to power
microprocessors in desktop personal computers.   The Company's TVS products are
sold into several different markets including, the data communications, telecommunications, and the personal computer and peripherals markets.

During the quarter, the Company generated $198,000 of cash and cash equivalents. Operating cash flow was $791,000. The Company's accounts receivable increased by $1,174,000 during the quarter. The increase in accounts receivable is the result of the Company's higher shipment rate and the timing of those shipments. The Company's inventories declined for the second consecutive quarter. The Company plans to continue to actively manage inventories to minimize inventory
being carried and to maximize inventory turns.   During the first quarter, the
Company used cash to repay debt totaling $359,000 and to pay for capital equipment totaling $536,000. The capital investments were made to increase
capacity for wafer fabrication, assembly and test.    The ratio of current
assets to current liabilities at April 30, 1995, was 3.9 to 1, compared to 4.1 to 1 at January 29, 1995.

    The following leverage ratios indicate the extent to which the Company has been financed with debt:

                                           APRIL 30,    JANUARY 29,
                                              1995          1995
                                           ----------   ------------
Long-term debt as a % of total
 capitalization*                                 3.6%           5.2%
Total debt to total capitalization*              5.5%           8.1%

*Total capitalization is defined as the sum of long-term debt and shareholders' equity.


    The Company is continuing the process of implementing its strategic plan to expand its product lines that serve the computer, data communications and telecommunications markets. In the past three years the Company has made significant investments in the development and promotion of new products. Commitments for new equipment necessary to achieve the Company's objectives for improving manufacturing efficiencies and producing new products have been made. In the first quarter ended April 30, 1995 the Company committed $769,000 for new equipment purchases. The commitments made in the first quarter were to increase assembly capacity at our sub-contractors in the Far East, increase test capacity in the Company's Corpus Christi plant and in the Far East and to continue the conversion of our Corpus Christi wafer fabrication facility to 4" wafers from 3" wafers. Outstanding obligations for capital equipment were $521,000 at April 30, 1995, compared to $149,000 at January 30, 1995. Future capital acquisitions will continue to be based on economic conditions of the Company's markets and the Company's ability to utilize such assets effectively. The Company intends to finance the majority of its capital investments and ongoing operations from internally generated funds and its on-hand cash balances. Some use of the Company's equipment financing line is possible. The Company believes that current internal cash flows, together with the Company's cash and cash equivalents, temporary investments, and the Company's credit facilities are sufficient to support all currently anticipated future investments in equipment and facilities.

(2)  Material Changes in Results of Operations
     -----------------------------------------

    The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Operations for the three months ended April 30, 1995, and May 1, 1994.

THREE MONTH PERIOD ENDED APRIL 30, 1995, COMPARED WITH THE THREE MONTH PERIOD
- -----------------------------------------------------------------------------
ENDED MAY 1, 1994:
- -----------------

REVENUES -

    Revenues for the first quarter ended April 30, 1995 were $9,315,000 compared to $5,647,000 in the first quarter ended May 1, 1994, an increase of 65%. Revenues increased due to Company's ability to increase production at its
Corpus Christi wafer fabrication facility, introduce new products, increase the Company's production capacity at sub-contractors in the Far East and the continued shift in the personal computer market to microprocessors which run on less than 5 volts (3.3 volts). The primary product which has driven the Company's increased revenues are the Company's line of linear regulators which
it markets under the name "EZ Regulators."   EZ Regulators are currently sold
primarily to the manufacturers of personal computer motherboards. Most of these manufacturers, who are customers of the Company, are located in the Far East. The Company's line of TVS products also has been a factor in the increased shipments reported the last two consecutive quarters. Total sales to customers located in the Far East increased to 29% of total revenue in the three months ended April 30, 1995 compared to less than 2% of total revenue in prior year first quarter.

New orders were $10,429,000 in the first quarter of fiscal year 1996 versus $6,012,000 in the first quarter, an increase of 73%. Commercial products accounted for approximately 70% of orders received in three months ended April 30, 1995 compared to 50% of the orders in the prior year first quarter. The increased bookings were the result of the Company's ability to generate more orders for its family of EZ Regulators which are currently being principally used to power microprocessors which are powered by less than 5 volts, typically
3.3 volts. The Company's EZ Regulators are primarily used in desktop personal computers. In recent months, the Company has been able to obtain orders from several new customers, including some of the larger PC motherboard manufacturers in the Far East. The Company's line of TVS devices also has contributed to the
growth in orders on a quarter to quarter basis.   Orders from customers located
in the Far East increased to 29% of total orders in the three months ended
April 30, 1995 compared to 8% of total orders in prior year first quarter.

    The Company maintains its belief that the military market will continue to decline in the future. As a result the Company has made significant investments in new products, primarily targeted for the telecommunications, data communications and computer markets.

COSTS AND EXPENSES -

    COST OF GOODS SOLD -

    Gross profit margins as a percentage of net sales increased to 38% in the first quarter of fiscal 1996, compared to 31% in the same period last year. Gross margins have improved over the last two consecutive quarters due to the significant increase in shipments of EZ Regulators and TVS products which generally have higher margins than the Company's military products. Gross margins have also been favorably impacted by the increased utilization of the Company's Corpus Christi wafer fabrication facility.

    OPERATING EXPENSES -

    Operating costs and expenses increased 28% in the three months ended April 30, 1995 compared with the quarter ended May 1, 1994. Operating expenses as a percentage of net sales were 21% in the current quarter, compared to 28% in the prior year. The decrease in operating expenses as a percentage of sales was due to the increase in sales. The increase in the gross operating expenses was due to variable selling costs associated with higher sales volume, accruals of year-end supplemental compensation and the addition of two senior sales and marketing professionals to Semtech's team.

    OTHER -

    Other income of $8,000 was realized in the quarter ended April 30, 1995, compared to other expense of $7,000 in the prior year's first quarter. The other income and expenses are primarily interest income and expense.

INDUSTRY TRENDS AND OUTLOOK

     The Company has experienced growth over the past year. A majority of this growth has come from products used in personal computers and data communications applications. The commercial semiconductor industry in which the Company's products are used are characterized by rapid changes and short product life cycles. The Company has experienced fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures, the Company's ability to introduce new products on a timely basis, fluctuations in manufacturing yields, cyclical semiconductor industry conditions and new products introduced by competitors. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience fluctuations in future operating results on a quarterly or annual basis.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

         The Company is involved in legal matters which are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on the accompanying consolidated condensed financial statements.

Item 2.  Changes in Securities
         ---------------------

         The Company has registered 8.5% Convertible Subordinated Debentures due 1996 (the "Debentures") in the principal amount of $3,100,000. The Debentures are subordinated to existing and future senior indebtedness and are convertible at any time into one share of the Company's Common Stock at a conversion rate of one common share per $1.00 face value of Debentures. At April 30, 1995, $3,089,000 of Debentures were issued, and $134,000 were outstanding. The balance of $2,955,000 of Debentures have been converted to Common Stock, canceled or redeemed.

Item 3.  Defaults upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The 1995 Annual Meeting of Shareholders of the Company was duly held on June 8, 1995.

(b) Inapplicable, as (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Act; (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement; and (iii) all of such nominees were duly elected.

(c) Other matters voted upon at the meeting (i) Amendment to the 1994 Long-term Stock Incentive Plan in which there were 2,451,592 affirmative votes, 143,674 negative votes and 33,506 abstaining votes (ii) Amendment to the 1994 Non-Employee Directors Stock Option Plan in which there were 2,539,085 affirmative votes, 154,886 negative votes and 35,391 abstaining votes (iii) Increase in the authorized shares outstanding from 10 million to 15 million in which there were 3,850,725 affirmative votes, 90,897 negative votes and 29,930 abstaining votes.

(d)      Not applicable

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         11.1 -Computation of per share earnings - See Note 2 of Notes to Consolidated Condensed Financial Statements.

         27   -Financial Data Schedule, Article 5

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended April 30, 1995.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SEMTECH CORPORATION
                                       --------------------------
                                       Registrant



Date:  June 12, 1995                   /s/ JOHN D. POE
                                       --------------------------
                                       John D. Poe
                                       President and
                                       Chief Executive Officer



Date:  June 12, 1995                   /s/ DAVID G. FRANZ, JR.
                                       --------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance and
                                       Chief Financial Officer,
                                       Secretary and Treasurer