Form 10-Q
period 1995-07-30
SEMTECH CORP
filed 1995-09-13
CIK 88941

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ------------
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  ------------



For Quarter Ended July 30, 1995              Commission File Number 1-6395
                  -------------                                     ------



                                SEMTECH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                         95-2119684
--------------------------------------------------------------------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification Number)


     652 Mitchell Road, Newbury Park, California                     91320
--------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)


   Registrant's telephone number, including area code         (805) 498-2111
                                                         -----------------------



                                        N/A
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                     Yes    X        No
                          -----          -----



Number of shares of Common Stock,
$ .01 par value, outstanding at July 30, 1995:   5,003,690.
                                                -----------

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

    In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of July 30, 1995, and the results of their operations and the changes in their cash flow for the three and six month periods then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURES)
                                  (UNAUDITED)





                                THREE MONTHS ENDED      SIX MONTHS ENDED
                               --------------------   --------------------
                               JULY 30,    JULY 31,   JULY 30,    JULY 31,
                                 1995        1994       1995        1994
                               ---------   --------   ---------   --------
NET SALES                       $10,601      $6,593    $19,916     $12,240
Cost of sales                     6,125       4,581     11,874       8,463
                                -------      ------    -------     -------
  Gross profit                    4,476       2,012      8,042       3,777
Operating expenses                2,325       1,600      4,322       3,155
                                -------      ------    -------     -------
Operating income                  2,151         412      3,720         622

Interest and other (income)
  expense                           (20)         15        (28)         22
                                -------      ------    -------     -------
Income before taxes               2,171         397      3,748         600

Provision for taxes                 624         124      1,113         177
                                -------      ------    -------     -------
NET INCOME                      $ 1,547      $  273    $ 2,635     $   423
                                =======      ======    =======     =======

NET INCOME PER SHARE:
  Primary                       $  0.29      $ 0.06    $  0.49     $  0.09
                                =======      ======    =======     =======

  Fully diluted                 $  0.28      $ 0.05    $  0.47     $  0.08
                                =======      ======    =======     =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)





                                           JULY 30,    JANUARY 29,
                                             1995          1995
                                           ---------   -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                 $ 4,018        $ 2,837
  Temporary investments                         411            821
  Receivables, net                            6,336          4,501
  Income taxes refundable                        80             71
  Inventories                                 7,005          6,662
  Other current assets                          396            181
                                            -------        -------
    TOTAL CURRENT ASSETS                     18,246         15,073
                                            -------        -------
PROPERTY, PLANT AND EQUIPMENT, NET            4,348          3,446
OTHER ASSETS                                    393            443
DEFERRED INCOME TAXES                           214             39
                                            -------        -------
    TOTAL ASSETS                            $23,201        $19,001
                                            =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of Credit                            $     -        $   175
  Current maturities of long-term debt          297            268
  Accounts payable                            2,382          1,721
  Accrued liabilities                         1,550          1,253
  Income taxes payable                          510            286
                                            -------        -------
    TOTAL CURRENT LIABILITIES                 4,739          3,703
                                            -------        -------

LONG-TERM DEBT, LESS CURRENT MATURITIES         547            799

SHAREHOLDERS' EQUITY:
  Common Stock, $0.01 par value,
   15,000,000 authorized                         65             64

  Additional paid-in capital                  9,064          8,242
  Retained earnings                           9,046          6,411
                                            -------        -------
                                             18,175         14,717

  Cumulative translation adjustment            (260)          (218)
                                            -------        -------
    TOTAL SHAREHOLDERS' EQUITY               17,915         14,499
                                            -------        -------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                $23,201        $19,001
                                            =======        =======


                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)





                                            FOR THE SIX MONTHS ENDED
                                           --------------------------
                                             JULY 30,      JULY 31,
                                               1995          1994
                                           ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net income                                   $ 2,635       $   423
  Adjustments to reconcile net income
   to net cash   provided (used) by
   operating activities:
    Depreciation and amortization                  539           490
  Changes in assets and liabilities :
    Receivables                                 (1,835)         (684)
    Inventories                                   (343)       (1,083)
    Other assets                                  (165)           67
    Accounts payable and accrued                   958           (47)
     liabilities
    Income tax refundable                         (184)          138
    Income taxes payable                           224          (162)
                                               -------       -------
      NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES                      1,829          (858)
                                               -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES -

  Temporary cash investments                       410            (1)
  Additions to property, plant and              (1,441)         (473)
   equipment                                   -------       -------
    NET CASH USED BY INVESTING ACTIVITIES       (1,031)         (474)
                                               -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES -

  Net line of credit activity                     (175)         (111)
  Repayment of debt                               (223)          (62)
  Additions to debt                                  -           514
  Tax benefit from stock option
   transactions                                    635
  Receipts on notes receivables                      -            20
  Stock options and debentures exercised           271            34
  Other                                            (84)            -
                                               -------       -------
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                  424           395
                                               -------       -------

Effect of exchange rate changes on cash            (41)            7
Net increase (decrease) in cash and
 cash equivalents                                1,181          (930)
Cash and cash equivalents at beginning
 of period                                       2,837         2,873
                                               -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 4,018       $ 1,943
                                               =======       =======


                     SEMTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  INCOME TAXES -

    Effective February 1, 1993, the Company changed its method of accounting for income taxes to comply with the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets, deferred income tax liabilities and the related valuation reserve from period to period.

The income tax provision for the three and six months ended July 30, 1995 consisted of income tax expense of $600,000 and $1,064,000, respectively, on the income of the Company's U.S. operations and income tax expense of $24,000 and $49,000, respectively, on the income from the Company's foreign operation. In the prior year three and six months period ended July 31, 1994, the Company incurred income tax expense of $92,000 and $129,000, respectively, on the income of the Company's U.S. operations and income tax expense of $32,000 and $48,000, respectively, on income from the Company's foreign operation.

2.  INCOME PER SHARE -

    Primary net income per share of common stock has been computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted income per share of common stock was determined on the assumption that all outstanding convertible debentures were converted under the if-converted method, as follows:

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                 ---------------------   ---------------------
                                  JULY 30,    JULY 31,    JULY 30,    JULY 31,
                                   1995        1994        1995        1994
                                 ---------   ---------   ---------   ---------
PRIMARY....................      5,418,000   4,616,000   5,370,000   4,593,000
                                 =========   =========   =========   =========
FULLY DILUTED..............      5,566,000   5,088,000   5,566,000   5,077,000
                                 =========   =========   =========   =========


3.  TEMPORARY INVESTMENTS -

    Temporary investments consist of commercial paper and government and corporate obligations with original maturities in excess of three months and are carried at cost, which approximates market.


4.  INVENTORIES -

        Inventories consisted of the following:

                                               JULY 30,     JANUARY 29,
                                                 1995          1995
                                              ----------    ----------
RAW MATERIALS...........................      $1,096,000    $1,175,000
WORK IN PROCESS.........................       4,459,000     4,100,000
FINISHED GOODS..........................       1,450,000     1,387,000
                                              ----------    ----------
             TOTAL                            $7,005,000    $6,662,000
                                              ==========    ==========

5.  LONG-TERM DEBT -

    Long-term debt at July 30, 1995 consists mainly of $710,000 of notes payable and $134,000 of outstanding 8.5% Convertible Subordinated Debentures issued under the Company's Key Management Convertible Subordinated Debenture Purchase Plan to key employees and retirees of the Company. Notes payable consists of a fixed rate loan in the amount of $423,000 used for the acquisition of equipment, the loan on the Company's Scotland facility in the amount of $273,000, and long-term obligations due on capital leases of $14,000.

6.  LINE OF CREDIT -

    The Company maintains a credit arrangement with a financial institution for a working capital and equipment acquisition line of credit of up to $5,000,000 extending to August 1996 at an interest rate of 30 day rolling commercial paper plus 2 percent. The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of July 30, 1995, the Company had no borrowings outstanding against the line. The Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling at its wholly owned foreign subsidiary, and has obtained a commitment from its bank to expand the line to 1,000,000 pounds sterling on a formula line basis.


7.  STATEMENT OF CASH FLOWS -

    The Company had the following non-cash activities for each of the respective periods:


                                       THREE MONTHS ENDED
                                       -------------------
                                       JULY 30,   JULY 31,
                                         1995       1994
                                       --------   --------
Non-cash activities -
    Debentures converted to stock       $   0     $20,000
                                        =====     =======

       Interest paid in the six months ended July 30, 1995 was $58,000 compared to $69,000 in the six months ended July 31, 1994. Income taxes paid in the six month period ended July 30, 1995 was $219,750 and income taxes paid in the six months ended July 31, 1994 was $208,000.

8.  SIGNIFICANT CUSTOMERS

    For the three and six month periods ended July 30, 1995, one customer accounted for 10% and 12% of the Company's revenue and another customer accounted for 15% and 13% of the Company's revenue, respectively. As of July 30, 1995, the Company had receivables from these two customers of $519,744 and $740,916, respectively.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

(l)  Material Changes in Financial Condition
     ---------------------------------------

    At July 30, 1995, the Semtech Corporation (the "Company") had working capital of $13,507,000, compared with $11,370,000 at January 29, 1995 - an increase of $2,137,000. The increase was primarily due to the Company's higher level of shipments and profitability during the six months ended July 30, 1995. The increased shipments were the result of increased demand for the Company's line of linear regulators and transient voltage protection devices ("TVS"). Currently, the Company's linear regulators are primarily used to power
microprocessors in desktop personal computers.   The Company's TVS products are
sold into several different markets including the data communications, telecommunications, and the personal computer and peripherals markets.

During the six months ended July 30, 1995, the Company generated $1,181,000 of cash and cash equivalents. Operating cash flow was $1,829,000. The Company's accounts receivable increased by $1,835,000 from the balance as of January 29, 1995. The increase in accounts receivable is the result of the Company's higher shipment rate and the timing of those shipments. The Company's inventories have increased due to increased production rates and continued increases in the number and breadth of products offerred by the Company. The Company plans to continue to actively manage inventories to minimize inventory being carried and
to maximize inventory turns.   During the six months ended July 30, 1995, the
Company used cash to repay debt totaling $398,000 and to pay for capital equipment totaling $1,441,000. The capital investments were made to increase capacity for wafer fabrication, assembly and test. The ratio of current assets to current liabilities at July 30, 1995 was 3.9 to 1, compared to 4.1 to 1 at January 29, 1995. The decline in current ratio represents increased production activities and certain property additions which were included in accounts payable as of month end.

    The following leverage ratios indicate the extent to which the Company has been financed with debt:

                                           JULY 30,    JANUARY 29,
                                             1995          1995
                                           ---------   ------------
Long-term debt as a % of total
 capitalization*                             3.0%         5.2%

Total debt to total capitalization*          4.5%         8.1%


  *Total capitalization is defined as the sum of long-term debt and shareholders' equity.


    The Company is continuing the process of implementing its strategic plan to expand its product lines that serve the computer, data communications and telecommunications markets. In the past three years the Company has made significant investments in the development and promotion of new products. Commitments for new equipment necessary to achieve the Company's objectives for improving manufacturing efficiencies and producing new products have been made. In the six months ended July 30, 1995 the Company committed $1,819,000 for new equipment purchases. The commitments made were to increase assembly capacity at our sub-contractors in the Far East, increase test capacity in the Company's Corpus Christi plant and in the Far East and to continue the conversion of our Corpus Christi wafer fabrication facility to 4" wafers from 3" wafers. Outstanding obligations for capital equipment were $527,000 at July 30, 1995, compared to $142,000 at January 29, 1995. Future capital acquisitions will continue to be based on economic conditions of the Company's markets and the Company's ability to utilize such assets effectively. The Company intends to finance the majority of its capital investments and ongoing operations from internally generated funds and its on-hand cash balances. Some use of the Company's equipment financing line is possible. The Company believes that current internal cash flows, together with the Company's cash and cash equivalents, temporary investments, and the Company's credit facilities are sufficient to support all currently anticipated future investments in equipment and facilities.

(2)  Material Changes in Results of Operations
     -----------------------------------------

    The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Operations for the three and six month periods ended July 30, 1995, and July 31, 1994.

THREE AND SIX MONTH PERIODS ENDED JULY 30, 1995, COMPARED WITH THE THREE AND SIX
--------------------------------------------------------------------------------
MONTH PERIODS ENDED JULY 31, 1994:
---------------------------------

REVENUES -

    Revenues for the second quarter ended July 30, 1995 were $10,601,000 compared to $6,593,000 in the second quarter ended July 31, 1994, an increase of
61%.   Revenues for the six months ended July 30, 1995 increased  63% over the prior year period. Revenues continued to increase due to Company's ability to increase production at its Corpus Christi wafer fabrication facility, introduce new products, increase the Company's production capacity at sub-contractors in the Far East and the continued shift in the personal computer market to microprocessors which run on less than 5 volts (3.3 volts). The primary product which has driven the Company's increased revenues are the Company's line of
linear regulators which it markets under the name "EZ Regulators."   EZ
Regulators are currently sold primarily to the manufacturers of personal computer motherboards. Most of these manufacturers, who are customers of the Company, are located in the Far East. The Company's line of TVS products has also been a factor in the increased shipments reported the last three consecutive quarters. Total sales to customers located in the Far East increased to 29% of total revenue in the three months ended July 30, 1995 compared to less than 5% of total revenue in prior year second quarter.

New orders were $12,196,000 in the second quarter of fiscal year 1996 versus $5,156,000 in the prior year second quarter, an increase of 137%. Commercial products accounted for approximately 80% of orders received in three months ended July 30, 1995 compared to 35% of the orders in the prior year second quarter. The increased bookings were the result of the Company's ability to continue generating orders for its family of EZ Regulators which are currently being principally used to power microprocessors which are powered by less than 5 volts, typically 3.3 volts. The Company's EZ Regulators are primarily used in desktop personal computers. In recent months, the Company has been able to obtain orders from several new customers, including some of the larger PC motherboard manufacturers in the Far East. Demand for surface mount TVS devices during the second quarter also drove the increase in new bookings. The market for certain of these TVS devices has been characterized by significant market shortages. This has aided the Company's entry into this market as many customers seek second and third suppliers for these devices. The Company is working to solidify its position as a signicant participant in the TVS market by supporting customers requirements and introducing new and innovative products.

    The Company maintains its belief that the military market will continue to decline in the future. As a result the Company has made significant investments in new products, primarily targeted for the telecommunications, data communications and computer markets.

COSTS AND EXPENSES -

    COST OF GOODS SOLD -

    Gross profit margins as a percentage of net sales increased to 42% in the second quarter of fiscal 1996, compared to 31% in the same period last year. Gross margins for the six months ended July 30, 1995 increased to 40% from 31% in the comparable prior year period. Gross margins have improved over the last three consecutive quarters due to the significant increase in shipments of EZ Regulators and TVS products which generally have higher margins than the Company's military products. Gross margins have also been favorably impacted by the increased utilization of the Company's Corpus Christi wafer fabrication facility. Margins may be negatively impacted at some point in the future by increased price competition among suppliers of alternate devices, shifts in the mix of products supplied by the Company and changes in market demand for the Company's products.

    OPERATING EXPENSES -

    Operating costs and expenses increased 45% in the three months ended July 30, 1995 compared with the quarter ended July 31, 1994. Operating costs and expenses for the six months ended July 30, 1995 increased 37% compared with the comparable prior year period. Operating expenses as a percentage of net sales were 22% in the current quarter, compared to 24% in the prior year. The decrease in operating expenses as a percentage of sales was due to the increase in sales. The increase in the gross operating expenses was due to variable selling costs associated with higher sales volume, accruals of year-end supplemental compensation, the addition of three senior sales and marketing professionals to Semtech's team, the opening of a representative office in Taipei, Taiwan and the accrual of costs for an August sales meeting.

    OTHER -

    Other income of $20,000 was realized in the quarter ended July 30, 1995, compared to other expense of $15,000 in the prior year's second quarter. The other income and expenses are primarily interest income and expense.

INDUSTRY TRENDS AND OUTLOOK

    The Company has experienced growth over the past year. A majority of this growth has come from products used in personal computers and data communications applications. The commercial semiconductor industry in which the Company's products are used are characterized by rapid changes and short product life cycles. The Company has experienced fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, competitve pricing pressures, the Company's ability to introduce new products on a timely basis, fluctuations in manufacturing yields, cyclical semiconductor industry conditions and new products introduced by competitors. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience fluctuations in future operating results on a quarterly or annual basis.

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

Item 2.  Changes in Securities
         ---------------------

    The Company has registered 8.5% Convertible Subordinated Debentures due 1996 (the "Debentures") in the principal amount of $3,100,000. The Debentures are subordinated to existing and future senior indebtedness and are convertible at any time into one share of the Company's Common Stock at a conversion rate of one common share per $1.00 face value of Debentures. At July 30, 1995, $3,089,000 of Debentures were issued, and $134,000 were outstanding. The balance of $2,955,000 of Debentures have been converted to Common Stock, canceled or redeemed.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

    11.1 -Computation of per share earnings - See Note 2 of Notes to Consolidated Condensed Financial Statements.

    27   -Financial Data Schedule, Article 5

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the six months ended   July
30, 1995.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: September 13, 1995               /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       President and
                                       Chief Executive Officer



Date: September 13, 1995               /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance and
                                       Chief Financial Officer,
                                       Secretary and Treasurer