Form 10-Q
period 1995-10-29
SEMTECH CORP
filed 1995-12-13
CIK 88941

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ____________



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  ____________



For Quarter Ended October 29, 1995               Commission File Number 1-6395
                  ----------------                                      ------



                                SEMTECH CORPORATION
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                        95-2119684
--------------------------------------             -----------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)


   652 Mitchell Road, Newbury Park, California                     91320
--------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


   Registrant's telephone number, including area code         (805) 498-2111
                                                         -------------------



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

             Yes    X        No  ______
                  -----



Number of shares of Common Stock,
$ .01 par value, outstanding at October 29, 1995:   5,802,538.
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

    In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of October 29, 1995, and the results of their operations and the changes in their cash flow for the three and nine months periods then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURES)
                                  (UNAUDITED)





                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                       -------------------------  ------------------------
                                       OCTOBER 29,  OCTOBER 30,   OCTOBER 29,  OCTOBER 30,
                                          1995          1994         1995         1994
                                       -----------  ------------  -----------  -----------
NET SALES                                  $16,577       $8,324       $44,031      $24,302

Cost of sales                                9,522        5,735        25,990       16,695
                                           -------       ------       -------      -------
Gross profit                                 7,055        2,589        18,041        7,607

Operating expenses                           3,714        2,164        10,144        6,582
                                           -------       ------       -------      -------
Operating income                             3,341          425         7,897        1,025

Interest and other expense (income)            451          (22)          462           20
                                           -------       ------       -------      -------
Income before taxes                          2,890          447         7,435        1,005

Provision for taxes                            985          145         2,451          304
                                           -------       ------       -------      -------
NET INCOME                                 $ 1,905       $  302       $ 4,984      $   701
                                           =======       ======       =======      =======
NET INCOME PER SHARE:

  Primary                                  $  0.31       $ 0.06       $  0.81      $  0.13
                                           =======       ======       =======      =======
  Fully diluted                            $  0.30       $ 0.05       $  0.78      $  0.12
                                           =======       ======       =======      =======

See accompanying notes to financial statements.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                           OCTOBER 29,   JANUARY 29,
                                               1995          1995
                                           -----------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $ 4,256       $ 3,261
  Temporary investments                           420           821
  Receivables, net                              8,304         5,367
  Income taxes refundable                          78            71
  Inventories                                   8,881         7,313
  Other current assets                            519           199
                                              -------       -------
    TOTAL CURRENT ASSETS                       22,458        17,032
                                              -------       -------
PROPERTY, PLANT AND EQUIPMENT, NET              5,146         3,491
OTHER ASSETS                                      531           464
DEFERRED INCOME TAXES                             695           390
                                              -------       -------
    TOTAL ASSETS                              $28,830       $21,377
                                              =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of Credit                              $     -       $   175
  Current maturities of long-term debt            291           304
  Accounts payable                              3,107         2,749
  Accrued liabilities                           2,779         2,301
  Other current liabilities                       193           218
  Income taxes payable                          1,338           476
                                              -------       -------
    TOTAL CURRENT LIABILITIES                   7,708         6,223
                                              -------       -------

LONG-TERM DEBT, LESS CURRENT MATURITIES           504           799
OTHER LONG-TERM LIABILITIES                       639           639

SHAREHOLDERS' EQUITY:
  Common Stock, $0.01 par value,
   15,000,000 authorized                          127           126
  Additional paid-in capital                    9,580         8,242
  Retained earnings                            10,550         5,566
                                              -------       -------
                                               20,257        13,934
  Cumulative translation adjustment              (278)         (218)
                                              -------       -------
    TOTAL SHAREHOLDERS' EQUITY                 19,979        13,716
                                              -------       -------
    TOTAL LIABILITIES AND SHAREHOLDERS'       $28,830       $21,377
     EQUITY                                   =======       =======

See accompanying notes to financial statements.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)





                                           FOR THE NINE MONTHS ENDED
                                           --------------------------
                                            OCTOBER 29,   OCTOBER 30,
                                               1995           1994
                                           ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net income                                   $ 4,984       $   701
  Adjustments to reconcile net income
   to net cash   provided (used) by
   operating activities:
    Depreciation and amortization                  896           814
  Changes in assets and liabilities:
    Receivables                                 (2,937)         (225)
    Inventories                                 (1,567)       (1,767)
    Other assets                                  (388)            1
    Accounts payable and accrued
     liabilities                                   836            12
    Deferred income tax asset                     (305)          (29)
    Income tax refundable                           (7)           66
    Income taxes payable                           862           (22)
                                               -------       -------
      NET CASH PROVIDED (USED) BY
       OPERATING       ACTIVITIES                2,374          (449)
                                               -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Temporary cash investments                       401           201
  Additions to property, plant and              (2,552)         (664)
   equipment                                   -------       -------
      NET CASH USED BY INVESTING                (2,151)         (463)
       ACTIVITIES                              -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Net line of credit activity                     (175)         (111)
  Repayment of debt                               (307)         (131)
  Additions to debt                                  -           535
  Receipts on notes receivables                      -            35
  Tax benefit from stock option                  1,035             -
   transactions
  Stock options and debentures exercised           305           113
  Other                                            (27)            -
                                               -------       -------
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                  831           441
                                               -------       -------

Effect of exchange rate changes on cash            (59)           85
Net increase (decrease) in cash and                995          (386)
 cash equivalents
Cash and cash equivalents at beginning           3,261         3,153
 of period                                     -------       -------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                        $ 4,256       $ 2,767
                                               =======       =======

See accompanying notes to financial statements.

                     SEMTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  INCOME TAXES -

    Effective February 1, 1993, the Semtech Corporation (the "Company") changed its method of accounting for income taxes to comply with the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The income tax provision for the three and nine months ended October 29, 1995 consisted of income tax expense of $930,000 and $2,347,000, respectively, on the income of the Company's U.S. operations and income tax expense of $55,000 and $104,000, respectively, on the income from the Company's foreign operation. In the prior year three and nine months period ended October 30, 1994, the Company incurred income tax expense of $136,000 and $247,000, respectively, on the income of the Company's U.S. operations and income tax expense of $9,000 and $57,000, respectively, on income from the Company's foreign operation.

2.   ACQUISITION -

    On October 4, 1995 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") among the Company, Semtech Acquisition Corp., Gamma Inc. (dba ECI Semiconductor) and the Shareholders of Gamma Inc. dated October 4, 1995. Pursuant to the Merger Agreement, on October 4, 1995, Semtech Acquisition Corp. was merged into Gamma Inc. and Gamma Inc. was the surviving corporation. Gamma Inc. was then renamed Semtech Santa Clara Corp. Each share of Gamma Inc. stock outstanding on October 4, 1995, by virtue of the Merger Agreement, was exchanged for and converted into fully paid and nonassessable voting common shares, par value $.01 per share, of Semtech Corporation common stock, at the exchange rate of 775,000 shares of Semtech Corporation common stock, for 147,566 shares of Gamma Inc. common stock. Semtech Corporation acquired Gamma Inc. to integrate and complement its existing businesses and technology.

This acquisition has been accounted for as a pooling of interests. All prior periods have been restated as though the acquisition had been completed as of January 30, 1994. Prior period results combined with those of Semtech were as follows, in thousands:

                               6 months ended   9 months ended
                               July 30, 1995   October 30, 1994
                               --------------  ----------------
    Semtech - Revenues                $19,916           $18,143
    Gamma Inc. - Revenue                7,538             6,159
                                      -------           -------
    COMBINED REVENUES                 $27,454           $24,302

    Semtech - Net Income              $ 2,635           $   618
    Gamma Inc. - Net Income               444                83
                                      -------           -------
    COMBINED NET INCOME               $ 3,079           $   701

3.  INCOME PER SHARE -

    Primary net income per share of common stock has been computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted income per share of common stock was determined on the assumption that all outstanding convertible debentures were converted under the if-converted method. Prior year amounts have been restated to reflect the 775,000 shares of Semtech common stock issued to the former shareholders of ECI as if they had been granted on January 30, 1994.

                               THREE MONTHS ENDED          NINE MONTHS ENDED
                            -------------------------  ------------------------
                             OCTOBER 29,  OCTOBER 30,  OCTOBER 29,  OCTOBER 30,
                                1995         1994         1995         1994
                            ------------  -----------  -----------  -----------
PRIMARY...................    6,238,000    5,428,000    6,172,000    5,382,000
                              =========    =========    =========    =========
FULLY DILUTED.............    6,379,000    5,887,000    6,379,000    5,854,000
                              =========    =========    =========    =========


4.  TEMPORARY INVESTMENTS -

    Temporary investments consist of commercial paper and government and corporate obligations with original maturities in excess of three months and are carried at cost, which approximates market.

5.  INVENTORIES -
    Inventories consisted of the following:

                                             OCTOBER 29,  JANUARY 29,
                                                1995         1995
                                             ----------   ----------
RAW MATERIALS...........................     $1,228,000   $1,216,000
WORK IN PROCESS.........................      5,416,000    4,672,000
FINISHED GOODS..........................      2,237,000    1,425,000
                                             ----------   ----------
             TOTAL                           $8,881,000   $7,313,000
                                             ==========   ==========

6.  LONG-TERM DEBT -

    Long-term debt at October 29, 1995 consists mainly of $661,000 of notes payable and $134,000 of outstanding 8.5% Convertible Subordinated Debentures issued under the Company's Key Management Convertible Subordinated Debenture Purchase Plan to key employees and retirees of the Company. Notes payable consists of a fixed rate loan in the amount of $392,000 used for the acquisition of equipment, the loan on the Company's Scotland facility in the amount of $259,000, and long-term obligations due on capital leases of $10,000.

7.  LINE OF CREDIT -

    The Company maintains a credit arrangement with a financial institution for a working capital and equipment acquisition line of credit of up to $5,000,000 extending to August 1996 at an interest rate of 30 day rolling commercial paper plus 2 percent. The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of October 29, 1995, the Company had no borrowings outstanding against the line. The Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling at its wholly owned foreign subsidiary, and has obtained a commitment from its bank to expand the line to 1,000,000 pounds sterling on a formula line basis.

8.  STATEMENT OF CASH FLOWS -

    The Company had the following non-cash activities for each of the respective periods:

                                        NINE MONTHS ENDED
                                     ------------------------
                                     OCTOBER 29,  OCTOBER 30,
                                        1995         1994
                                     -----------  -----------
Non-cash activities -
    Stock issued for services          $35,000      $     0
                                       =======      =======
    Debentures converted to stock      $     0      $35,000
                                       =======      =======

       Interest paid in the nine months ended October 29, 1995 was $77,000 compared to $124,000 in the nine months ended October 30, 1994. Income taxes paid in the nine month period ended October 29, 1995 was $551,000 and income taxes paid in the nine months ended October 30, 1994 was $153,000.

9. SIGNIFICANT CUSTOMERS

   For the three and nine months ended October 29, 1995, one customer accounted for approximately 12% and 11% of the Company's revenue. As of October 29, 1995 the receivable from that customer was $310,843.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

(l)  Material Changes in Financial Condition
     ---------------------------------------

    At October 29, 1995, the Semtech Corporation (the "Company") had working capital of $14,813,000, compared with $10,872,000 at January 29, 1995 - an increase of $3,941,000. The increase was primarily due to the Company's higher level of shipments and profitability during the nine months ended October 29,
1995.   The  increased shipments were the result of increased demand for the
Company's line of linear regulators, transient voltage protection devices ("TVS") and increased production and shipments of foundry wafers by Semtech Santa Clara. Currently, the Company's linear regulators are primarily used to
power microprocessors in desktop personal computers.   The Company's TVS
products are sold into several different markets including, the data communications, telecommunications, and the personal computer and peripherals markets. The Company's foundry customers include a large, diversified semiconductor manufacturer and the semiconductor division of a manufacturer.

During the nine months ended October 29, 1995, the Company generated $995,000 of cash and cash equivalents. Operating cash flow during the period was $2,374,000. The Company's accounts receivable increased by $2,937,000 during this period. The increase in accounts receivable is the result of the Company's higher shipment rate and the timing of those shipments. The Company's inventories grew as the Company continued to ramp up production at its Corpus
Christi and Santa Clara wafer fabs.   The Company plans to continue to actively
manage inventories to minimize inventory being carried and to maximize inventory
turns.   During the nine months ended October 29, 1995, the Company used cash to repay debt and line of credit drawdowns totaling $482,000 and to pay for capital equipment totaling $2,552,000. The capital investments were made to increase
capacity for wafer fabrication, assembly, test and improve facilities.    The
ratio of current assets to current liabilities at October 29, 1995, was 2.9 to 1, compared to 2.8 to 1 at January 29, 1995.

    The following leverage ratios indicate the extent to which the Company has been financed with debt:

                                          OCTOBER 29,   JANUARY 29,
                                              1995          1995
                                          ------------  ------------
Long-term debt as a % of total
 capitalization*                              2.5%          5.5%
Total debt to total capitalization*           3.9%          7.6%

  *Total capitalization is defined as the sum of long-term debt and shareholders' equity.


    The Company is continuing the process of implementing its strategic plan to expand its product lines that serve the computer, data communications and telecommunications markets. In the past three years the Company has made significant investments in the development and promotion of new products. Commitments for new equipment necessary to achieve the Company's objectives for improving manufacturing efficiencies and producing new products have been made. In the nine months ended October 29, 1995 the Company committed $4,019,000 for new equipment purchases. The commitments made during this period were to increase test capacity in the Company's Corpus Christi plant and in the Far East, convert our Corpus Christi wafer fabrication facility to 4" wafers from 3" wafers, increase assembly capacity at our sub-contractors in the Far East, improve the Corpus Christi facility and clean room, increase epi capacity and increase fab capacity. Outstanding obligations for capital equipment were $1,646,000 at October 29, 1995, compared to $149,000 at January 29, 1995. Future capital acquisitions will continue to be based on economic conditions of the Company's markets and the Company's ability to utilize such assets effectively. The Company intends to finance the majority of its capital investments and ongoing operations from internally generated funds and its on-hand cash balances. Some use of the Company's equipment financing line is likely in the fourth quarter of fiscal 1996. The Company believes that current internal cash flows, together with the Company's cash and cash equivalents, temporary investments, and the Company's credit facilities are sufficient to support all currently anticipated future investments in equipment and facilities.

(2)  Material Changes in Results of Operations
     -----------------------------------------

    The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Operations for the three and nine months ended October 29, 1995, and October 30, 1994.

THREE AND NINE MONTH PERIODS ENDED OCTOBER 29, 1995, COMPARED WITH THE THREE AND
--------------------------------------------------------------------------------
NINE MONTH PERIODS ENDED OCTOBER 30, 1994:
----------------------------------------

REVENUES -

    Revenues for the third quarter ended October 29, 1995 were $16,577,000 compared to $8,324,000 in the third quarter ended October 30, 1994, an increase of 99%. Revenues for the nine months ended October 29, 1995 increased 81% over the same period in the prior year. Revenues increased due to Company's ability to increase production at its Corpus Christi and Santa Clara wafer fabrication facilities, introduce new products, increase the Company's production capacity at sub-contractors in the Far East, and penetrate new markets. External factors which helped drive the increased sales include the continued shift in the personal computer market to microprocessors which run on less than 5 volts (typically 3.3 volts), government mandates of transient protection in Europe and
high overall levels of demand for semiconductor products.   One product which
has driven the Company's increased revenues are the Company's line of linear regulators which it markets under the name "EZ Regulators." EZ Regulators are currently sold primarily to the manufacturers of personal computer motherboards. Most of these manufacturers, who are customers of the Company, are located in the Far East. The Company's line of TVS products has also been a factor in the increased shipments reported the last two consecutive quarters. Total sales to customers located in the Far East was 24% of total revenue in the three months ended October 29, 1995 compared to less than 5% of total revenue in prior year third quarter.

New orders were $18,896,000 in the third quarter of fiscal year 1996 for a book to bill ratio of 1.14. Commercial products accounted for approximately 85% of orders received in three months ended October 29, 1995 compared to 61% of the orders in the prior year third quarter. The increased bookings were the result of the Company's ability to generate more orders for its family of EZ Regulators, demand for foundry wafers, new standard products, custom circuits designed for several customers and strong demand for TVS products in Europe. In recent months, the Company has been able to obtain orders from several new customers, including some of the larger PC motherboard manufacturers in the Far East. The Company's line of TVS devices also has contributed to the growth in
orders on a quarter to quarter basis.   Orders from customers located in the Far
East were approximately 26% of total orders in the three months ended October 29, 1995.

    The Company maintains its belief that the military market will continue to decline in the future. As a result the Company has made significant investments in new products, primarily targeted for the telecommunications, data communications and computer markets. The Company also has begun to take efforts to reduce costs associated with making its various military products, in order to improve gross margins.

COSTS AND EXPENSES -

    COST OF GOODS SOLD -

    Gross profit margins as a percentage of net sales increased to 43% in the third quarter of fiscal 1996, compared to 31% in the same period last year. Gross profit margins for the nine months ended October 29, 1995 increased to 41% from 31% in the comparable prior year period. Gross margins have improved over the last year due to the significant increase in shipments of EZ Regulators and TVS products which generally have higher margins than the Company's military products. Gross margins have also been favorably impacted by the increased utilization of the Company's Corpus Christi and Santa Clara wafer fabrication facilities.

    OPERATING EXPENSES -

    Operating costs and expenses increased 72% in the three months ended October 29, 1995 compared with the quarter ended October 30, 1994. Operating costs and expenses increased 54% in the nine month period ended October 29, 1995 compared
with the nine month period ended October 30, 1994.   Operating expenses as a
percentage of net sales were 22% in the current quarter, compared to 26% in the prior year. The decrease in operating expenses as a percentage of sales was due to the increase in sales. The increase in the gross operating expenses was due to variable selling costs associated with higher sales volume, accruals of year-end supplemental compensation, the addition of two senior sales and marketing professionals to Semtech's team and increased spending on product development.

    OTHER -

    Other expense of $451,000 was realized in the quarter ended October 29, 1995, compared to other income of $22,000 in the prior year's third quarter. Other expense for the quarter ended October 29, 1995 includes $492,000 of one-time costs related to the acquisition of Gamma Inc. The acquisition costs are principally the charges of the attorneys, auditors and investment bankers that assisted the company in completing the transaction. The remainder of other income and expenses are primarily interest income and expense.

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

Item 2.  Changes in Securities
         ---------------------

    The Company has registered 8.5% Convertible Subordinated Debentures due 1996 (the "Debentures") in the principal amount of $3,100,000. The Debentures are subordinated to existing and future senior indebtedness and are convertible at any time into one share of the Company's Common Stock at a conversion rate of one common share per $1.00 face value of Debentures. At October 29, 1995, $3,089,000 of Debentures were issued, and $134,000 were outstanding. The balance of $2,955,000 of Debentures have been converted to Common Stock, canceled or redeemed.


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

(c) Information provided in July 30, 1995 10-Q filed with the Securities and Exchange Commission on or about September 13, 1995.

(d) Not applicable

Item 5.  Other Information
         -----------------

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

    11.1 -Computation of per share earnings - See Note 3 of Notes to Consolidated Condensed Financial Statements.

    27   -Financial Data Schedule, Article 5.

(b) Reports on Form 8-K

    On October 19, 1995 the Company filed a report on Form 8-K to report the acquisition of Gamma Inc, dba ECI Semiconductor.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: December 12, 1995                /s/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       President and
                                       Chief Executive Officer



Date: December 12, 1995                /s/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance and
                                       Chief Financial Officer,
                                       Secretary and Treasurer