Form 10-K
period 1996-01-28
SEMTECH CORP
filed 1996-04-25
CIK 88941

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended JANUARY 28, 1996
                                       OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------    ----------------

Commission file number 1-6395

                              SEMTECH CORPORATION
            (Exact name of registrant as specified in its charter)

                DELAWARE                             95-2119684
          (State or other jurisdiction            (I.R.S. Employer
         incorporation or organization)          Identification No.)

              652 MITCHELL ROAD, NEWBURY PARK, CALIFORNIA, 91320
              (Address of principal executive offices, Zip Code)

     Registrant's telephone number, including area code:   (805) 498-2111

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
               Title of each class            on which registered
               -------------------            -------------------
                      NONE                           NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK PAR VALUE $.01 PER SHARE
                                (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No
                                           ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this
form 10-K.     [ X ]

Aggregate market value of voting stock held by non affiliates of the registrant as of April 12, 1996 $66,297,935 and the market price of the Registrant's stock was $11.00 per share. The number of shares outstanding of the Registrant's common stock was 6,027,085 at April 12, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant's annual meeting of shareholders on June 6, 1996.

This report on Form 10-K contains a total of 39 pages.

                              SEMTECH CORPORATION
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED JANUARY 28, 1996


                                    PART I

                                                                  Page
                                                                  ----
Item 1      Business                                                2
Item 2      Properties                                              8
Item 3      Legal Proceedings                                       8
Item 4      Submission of Matters to a Vote of Security Holders     9

                                    PART II

Item 5      Market for the Registrant's Common Equity
            and Related Shareholder Matters                        10
Item 6      Selected Financial Data                                10
Item 7      Management's Discussion and Analysis of
            Financial Condition and Results of Operations          10
Item 8      Financial Statements and Supplementary Data            16
Item 9      Changes in or Disagreements with Accountants on
            Accounting and Financial Disclosure                    33

                                    PART III

Item 10     Directors and Executive Officers of the Registrant     33
Item 11     Executive Compensation                                 34
Item 12     Security Ownership of Certain Beneficial
            Owners and Management                                  34
Item 13     Certain Relationships and Related Transactions         34

                                    PART IV

Item 14     Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                    35
            Signatures                                             37

                                     PART I
                                     ------

ITEM 1.  BUSINESS

GENERAL

Semtech Corporation ("Semtech" or the "Company") was incorporated in 1960 in Delaware. The Company designs, manufactures and distributes high quality analog integrated circuits ("ICs"). The application of these products are principally in the communications, personal computer and peripherals, and industrial, automotive and military markets. The Company also manufactures silicon rectifiers and rectifier assemblies, as well as providing foundry services for several customers which produce discrete electronic components primarily for computers, peripheral and communications markets. The Company's principal executive offices are located in Newbury Park, California, and manufacturing facilities are in California, Texas, Mexico and Scotland.

On October 4, 1995, the Company acquired Gamma, Inc., dba ECI Semiconductor ("ECI"), an analog semiconductor manufacturer supplying principally foundry wafers. ECI also manufacturers custom linear and digital arrays and general purpose analog semiconductor devices. Gamma, Inc. was acquired in exchange for 775,000 common shares of the Company. The transaction was accounted for as a pooling of interests. This entity has been renamed Semtech Santa Clara, Inc.

INDUSTRY

The commercial semiconductor industry and the industries in which the Company's products are used are characterized by rapid changes and short product life cycles. In the last several years, there has been increased demand for analog circuits, which control, regulate, convert and reroute voltage and current in electronic systems. This demand for power analog circuits has been propelled by the recent growth of battery powered devices and the emergence of lower voltage microprocessors and Personal Computer Memory Card International Association ("PCMCIA") standards for peripheral devices. While the Company has seen wide acceptance of its standard products which address this demand for high-performance power analog circuits, the markets for these products remain very competitive.

PRODUCTS

The following is a description of the Company's products:

Transient Voltage Suppressors.  Transient voltage suppressors provide protection
- -----------------------------
for AC signals in addition to DC signals and have many protection applications where large voltage transients can permanently damage voltage-sensitive components. Surface mount transient voltage suppressors prevent system degradation from electrostatic discharge generated by the human body. Specific applications are found in computer, telecommunication, industrial, military and space programs.

Linear and Switching Voltage Regulators.  Switching regulators are designed for
- ---------------------------------------
use in step-down applications requiring accurate output voltages over combined variations of line, load and temperature. These products greatly simplify switching power supply design. Linear voltage regulators are monolithic integrated circuits designed for use in applications requiring a well regulated output voltage. The primary application of these products has been in power regulation for microprocessors.

Foundry Wafers.  Semtech Santa Clara's principal products are foundry wafers
- --------------
which it founders for other semiconductor manufacturers. Much of the processed silicon currently sold goes into discrete components whose principal applications are in the personal computer, peripherals and industrial markets.

Rectifiers.  The Company has several different categories of silicon rectifiers
- ----------
which are primarily used to convert alternating current to direct current. General use silicon rectifiers are primarily used to convert alternating current to direct current necessary for instruments, power supplies, small appliances and control equipment. Fast recovery rectifiers generally function as general purpose rectifiers, but at much higher frequencies which permits a customer to use auxiliary components of reduced size and cost. High-voltage rectifiers use two or more silicon rectifiers in series. The Company manufactures two types of such high-voltage rectifiers. High-voltage stacks are composed of two or more packaged silicon rectifiers, properly oriented, joined and vacuum- or transfer-molded within a much larger package. Multi-chip rectifiers use two or more silicon rectifier crystals (chips), properly oriented, joined and packaged in the same configuration as a standard silicon rectifier with only a single chip. Ultra-fast rectifiers provide very low reverse recovery times and low forward voltage drop with a soft recovery characteristic. Ultra-fast rectifiers are generally used in switching power supplies to reduce turn-on losses in switching transistors. These products are sold to military, aerospace and commercial customers.

High-Voltage Monolithic Ceramic Capacitors.  These products are used in high-
- ------------------------------------------
voltage power supplies in filters as coupling and bypass devices.

Modular Assemblies.  A modular assembly is a package of rectifiers of one or
- ------------------
more types encased in epoxy or silicon by various molding techniques, constituting one or more basic rectifier circuits. The Company manufactures modular assemblies as catalog items and for special customer requirements.

Commercial Power Hybrids.  These products involve voltage regulation for DC to
- ------------------------
DC signals where higher current and accurate voltage regulation are demanded. The main application for commercial power hybrids is in power management and local area networks where hermeticity is not required.

In the last few years the Company has discovered new opportunities for its products in computer, computer peripherals, datacom, commercial aircraft, medical diagnostic equipment, and industrial power systems. The Company's introduction of new products into commercial markets has required the Company to make significant investments in research and development and capital equipment. During the recently completed fiscal year the Company invested $4.4 million in new capital equipment. The Company's military sales have decreased significantly and are ultimately expected to be less than 10% of total Company sales. There can be no assurances that the Company's goal of realizing opportunities in commercial markets and of continuing its business in military markets will be successful.

MANUFACTURING PROCESSES

The Company fabricates and assembles the majority of its products from basic materials (principally silicon, ceramic materials, metals and plastics), all of which are available from a number of suppliers. The Company is not dependent on any particular supplier of materials for its products. The Company utilizes subcontractors in Taiwan, Malaysia, Thailand and the Philippines to assemble certain of its products for commercial markets. A reduction in capacity made available to the Company by these sub-contractors could negatively impact operating results in the short-term.

A large part of the manufacturing operation is performed by operators working on standard equipment in the Company's wafer fabs. Certain of these operations have been mechanized in order to improve process uniformity and reduce labor costs. New designs or process modifications are tested by both product and process engineering prior to being incorporated into the manufacturing process. The Company's wafer fabrication facilities are significantly less costly than state-of-the-art digital fabrication facilities and utilize equipment that is less subject to obsolescence.

Silicon wafer yields and end product conformance to target characteristics have an important bearing on unit manufacturing costs. Therefore, testing constitutes a significant element of total product cost. Yields within the Company's wafer fabs are subject to fluctuations. The Company has a comprehensive quality assurance and control program for materials extending from delivery to the Company through the receipt and inspection of the Company's products by its customers. As part of its manufacturing process, the Company conducts tests, in part automatically controlled, which enable it to demonstrate to its customers on a routine basis the extent to which its products meet required standards.

SALES AND BACKLOG

Approximately 750 customers purchased the Company's products during the fiscal year ended January 28, 1996. One customer of Semtech Santa Clara accounted for approximately 12% of the Company's consolidated sales in fiscal 1996 and 15% in fiscal 1994. The Company does not have any significant contracts with its customers calling for shipments over a period of more than 18 months. Company sales are not seasonal.

The Company estimates that during the three fiscal years ended in 1996, 1995, and 1994, approximately 15%, 30%, and 40%, respectively, of its sales were made to military and aerospace related accounts, and 85%, 70%, and 60%, respectively, were made to nongovernment users, including distributors. Direct sales to the government constituted less than 1% of total sales in any year.

As a result of the acquisition and pooling of Gamma, Inc., the Company had net sales from wafer foundry services of approximately $16,094,000, $7,004,000 and $7,321,000 in 1996, 1995, and 1994 respectively. Two customers accounted for 75%, 72% and 75% of these sales in 1996, 1995 and 1994, respectively.

Foreign sales, defined as customers located outside of the United States, during the fiscal year ended January 28, 1996 were approximately 36% of Company sales. During the previous two fiscal years foreign sales were 24% and 18%, respectively, of Company sales. Most foreign sales were to customers located in Canada, Europe and the Far East. A significant portion of the sales growth experienced in fiscal 1996 was due to increased sales located in the Far East region. Sales to customers in this region were approximately 23% of total sales and 22% of new orders in fiscal 1996.

The Company maintains a domestic sales and marketing organization consisting of Company sales people located in Southern California, Texas, Ohio and Connecticut who manage the sales activities of independent sales representative firms and independent industrial distributors within the United States and Canada. In Europe, the Company maintains sales offices in France, Germany and Scotland to serve the European markets. During fiscal 1996, the Company opened a branch office in Taipei, Taiwan. The Company is represented outside the United States, Europe and Taiwan by other independent sales organizations.

Sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers, particularly in the personal computer industry, include terms in their purchase orders which provide liberal cancellation provisions. Although in some instances purchase orders are issued by customers following issuance of a letter of intent, orders covered by a letter of intent only are not included in the Company's backlog of purchase orders. The Company's backlog of orders as of the end of the last three fiscal years ended 1996, 1995, and 1994 was approximately $19.5 million, $13.2 million and $11.6 million, respectively. The majority of the backlog is deliverable within six months since the Company's experience has shown that short-delivery lead times are required by most of its customers. A backlog analysis at any given time gives little indication of future business except on a short-term basis.

PRODUCT DEVELOPMENT AND ENGINEERING

In each of the last three fiscal years ended in 1996, 1995, and 1994, the Company has expended approximately $2,827,000, $1,588,000 and $996,000, respectively, on product development and engineering. The Company currently performs product development and engineering work in its Newbury Park, Corpus Christi and Santa Clara facilities. Engineering functions exist within each of these operations in the form of product engineering, process engineering, and research and development. The employees within these engineering functions devote the majority of their time to the product engineering, process engineering and product development functions. Product development and engineering costs were recognized on expenditures for new product and process development. Accordingly, such expenditures have been fully charged to the earnings of the period in which they were incurred.

COMPETITION

The semiconductor industry is highly competitive and the Company expects competitive pressures to continue. The Company is in direct and active competition, as to one or more of its product families, with at least thirty manufacturers of such products of varying financial size and strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than the Company. The number of different competitors faced by the Company has grown due to the Company's entry into new commercial markets.

Product life cycles in the semiconductor industry are generally short and characterized by decreasing unit selling prices over the life of a product. The Company believes that the portion of the semiconductor industry which includes the Company's military products has matured and, accordingly, prices have begun to fluctuate with market conditions as these products act more and more like commodities. The Company has entered several growing commercial markets with products which include transient voltage suppressors, DC to DC converters, and linear regulators. While offering higher potential gross margins, these markets are extremely competitive.

The Company's ability to compete effectively and to expand its business will depend not only on efficiency and economy in production and sales, but also on other factors such as whether it is successful in continuing to enhance product yield and in systematically introducing improved devices. Over the past five years the Company has experienced improvements in productivity and product yields which have reduced manufacturing costs. However, the Company still faces many potentially significant business risks such as new sources of competition, obsolescence or the loss of a major customer.

PATENTS AND LICENSES

Patents, licenses and other rights have not proven in the past to be significant to the Company's business. However, competition in the commercial marketplace has required that certain developed devices be protected by patents. In fiscal 1996, the Company introduced a line of transient suppressors which protect lower voltage circuits. The Company intends to pursue such rights for future products that may require protection from use by competitors. At this time, the Company does not license and is not the licensee under any patents.

ENVIRONMENTAL MATTERS

The Company's manufacturing processes utilize several types of acids and, to a much lesser degree, solvents. All concentrated neutralized acids and precipitants are, to the best of the Company's knowledge, sent to appropriate reprocessing facilities. Extensive soil sampling and groundwater testing is performed to determine if any contamination exists on the Company's domestic sites. No evidence of contamination from these manufacturing processes requiring remedial action has been detected to date, except Santa Clara where certain elements have been detected above the allowable levels. Monitoring wells are installed to allow for continued testing of potential future contamination, both on-site and from upstream sources.

In the past, at the Company's Newbury Park facility, some of the acids were neutralized in underground tanks and hauled to proper disposal sites while others were neutralized and discharged into the local sewer system. In 1985 the Company was notified that it was exceeding allowable Federal levels for certain metals, fluorides and dissolved solids for discharge into the sewer system. Since receiving this notice of violation regarding industrial waste discharge the Company has worked with local official government agencies to construct a new treatment system and to remove the underground tanks. In early 1989 a new waste treatment system was brought on line and, to the best of its knowledge, the Company has operated in compliance with all Federal, State and local discharge limits. Also during this time the Company abandoned its four underground acid neutralization tanks at its Newbury Park facility. These tanks have all been removed. To the best of the Company's knowledge it never stored solvents in these underground tanks. Solvents are stored in their original containers in a controlled, contained area. Used solvents are returned to their original containers and sent to a recycling company.

In late February 1992 the Company was served a subpoena in a lawsuit between two parties other than the Company regarding groundwater contamination issues on a property located approximately 50 yards to the north of the Company's principal offices in Newbury Park, California. This case has since been settled and the Company was not named in the lawsuit, but was asked to provide information on the use, handling, collection, storage, disposal and release of certain chemicals and solvents at or near its Newbury Park facility. In addition, with respect to this site, the Company was asked to testify on its storage facilities, soil testing activities and findings, and the existence of soil and groundwater contamination. Certain contaminants from the adjacent manufacturing site have been found in the ground water at the Company's Newbury park facility. The Company has data showing that the contaminants are from the adjacent facility, which is owned by a 'Fortune 500' company. The contaminants in question have never been used by the Company at the Newbury Park facility. To protect its interests the Company utilizes an environmental firm, specializing in hydrogeology, to perform periodic monitoring. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company at this site. Accordingly, no reserves for such clean-up activities have been provided by the Company at this time.

In fiscal 1996, the Company located another underground tank on the property in Newbury Park it leases. This tank was installed by a previous tenant, in approximately 1960. The Company is currently discussing with the landlord who will be responsible for the removal of this tank. The Company believes that its environmental accrual is adequate to cover any costs to be borne by the Company.

The Company's Santa Clara facility utilizes several types of acids and solvents in its manufacturing process which are neutralized in a series of underground tanks. The Company has decided to remove these underground acid neutralization tanks to be replaced with an upgraded system as certain contaminants have been collected from a monitoring well on the property. The Company has accrued $250,000 for the removal of the underground tanks, installation of a treatment system and filtering of compounds. Based on advice of environmental consultants, Company management believes this reserve is adequate to cover the related costs and any future clean-up.

Semtech Corpus Christi has been named in a suit resulting from waste disposal by the Company's maquiladora plant in Reynosa, Mexico. Specifically, the maquiladora re-imported waste into the U.S. and disposed of the waste in a landfill near McAllen, Texas. The suit, which is in the discovery stage, pertains to alleged groundwater contamination originating from the landfill. The company which owns the landfill and several other maquiladoras have also been named in the suit. The Company has retained legal counsel and intends to defend itself as management believes that the suit is without merit.

EMPLOYEES

As of January 28, 1996 the Company had 499 full-time employees, compared to 442 full-time employees at January 29, 1995. The principal reason for this increase was increased production and new product development.

There has been an ample supply of production labor in the areas of the Company's manufacturing facilities. The Company has never had a work stoppage, and its domestic and European employees are not unionized. The Company's Mexican Maquiladora operation has unionized employees. Employee relations at the Mexican plant have been, and are, satisfactory. In April 1995, the union contract was renegotiated in light of the fall in value of the Mexican Peso.

GOVERNMENT REGULATIONS

The Company is required to comply with numerous government regulations which are normal and customary to manufacturing businesses which operate in the Company's markets and operating locations. In addition, a substantial portion of the Company's sales that serve the military and aerospace markets consist of products which have been qualified to be sold in these markets by the U.S. Department of Defense (the "DOD"). These products mainly consist of discrete rectifiers and rectifier assemblies. In order to maintain these qualifications the Company must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications the Company is routinely audited by DOD personnel. Based on the specifications as they exist today the Company believes it can maintain its qualifications for the foreseeable future. However, these specifications can be modified by the DOD in the future which may make the manufacturing of these products either more difficult or more simple to produce and thus impact the Company's profitability.

ITEM 2.  PROPERTIES

The Company's headquarters facility is located in Newbury Park, California, approximately 50 miles from downtown Los Angeles. The facility contains approximately 53,000 square feet of floor space. The current lease extends through August 1998 at an annual rental of approximately $242,000, plus applicable taxes and insurance. This facility contains the majority of the Company's military and commercial rectifier and custom assembly manufacturing operations, as well as all of the Company's inside Sales & Marketing and Administrative offices.

The Company leases 7,000 square feet of space in Newbury Park, California, approximately two city blocks from the Company's main manufacturing facility. The space is utilized by the Company for high reliability processing. The current lease extends through April 1998 at an annual rental of approximately $39,000, plus applicable taxes and insurance.

The Company's 20,000-square-foot manufacturing facility in Glenrothes, Fife, Scotland was purchased by the Company's wholly owned subsidiary in fiscal 1988. A portion of the Company's products are manufactured in this facility, and substantially all of the manufactured output from the facility is sold in the European market. The facility includes approximately one acre of land.

The Semtech Corpus Christi subsidiary leases approximately 44,000 square feet of floor space in Corpus Christi, Texas. The current lease extends through December 2000 at an average annual rental of approximately $110,000, plus applicable taxes and insurance. This facility contains the wafer fabrication, hybrid product assembly and production testing, as well as all of the subsidiary's engineering functions.

The Semtech Santa Clara subsidiary conducts its operations in two leased facilities within a city block of each other. One facility, which houses the wafer fab, contains 10,345 square feet of space. The lease on this facility extends until November 1997 at an average annual rental of approximately $94,000. Semtech Santa Clara's other facility, which houses sales, design engineering, test and administration, contains 13,250 square feet. The lease on this facility extends until November 2000 at an average annual rental of approximately $120,000.

In May 1991, the Company acquired an approximately 22,000-square-foot building on approximately three and one-half acres of land in Reynosa, Mexico. This space is used to operate the Company's Mexican "Maquiladora" operation for assembly of certain of its rectifier assemblies and DC to DC converter modules products.

The Company maintains sales offices in Texas and Connecticut on short-term leases. Aggregate annual rentals under these leases during the most recently completed fiscal year equaled approximately $16,000. The Company also maintains sales offices in France and Germany and a branch office in Taiwan under short-term leases with an aggregate annual rental during fiscal year 1996 of approximately $34,000.

ITEM 3.  LEGAL PROCEEDINGS

The Company is the defendant in lawsuits involving matters which are routine to the nature of its business. The Company believes that the ultimate resolution of all such matters will not have a material adverse effect on its business, its prospects, or its financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of the security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The information set forth at Page 30 of this report under the heading "Selected Quarterly Data" is incorporated herein by reference.

As of April 12, 1996, there were approximately 775 recorded holders of the Company's common stock. The last reported sales price for the Company's common stock on the NASDAQ National Market System at April 12, 1996 was $11.00 per share.

The Company discontinued its cash dividend in late 1980 and does not anticipate paying a cash dividend in the current year. The Company has not declared a stock dividend in the current year and does not presently anticipate doing so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth summary financial information. Dollar amounts are in thousands, except per share amounts. This data has been restated to reflect Semtech's acquisition of ECI which was treated as a pooling-of-interests for accounting purposes, except the 1992 information which has not been restated because its impact on net income was immaterial. The information set forth below should be read in conjunction with the Company's complete financial statements, appearing elsewhere in this report.

                                                          Year Ended January
                                                          ------------------
                                            1996      1995      1994       1993      1992
                                           -------   -------   -------   --------   -------
Net Sales                                  $61,684   $34,605   $29,353   $27,554    $26,531

Gross Profit                                25,809    11,272     8,440     7,986      8,062
Operating Income (Loss)                     11,787     2,099       500        (4)     1,139
Income (Loss) Before Taxes                  11,343     2,028       300       (53)       875
Net Income (loss)                          $ 7,531   $ 1,502   $   198   $  (103)   $   707
- -------------------------------------------------------------------------------------------
Net Income (Loss) per Share:
    Primary                                $  1.21   $   .27   $   .04   $  (.02)   $   .16
    Fully Diluted                          $  1.18   $   .25   $   .03   $  (.02)   $   .14
- -------------------------------------------------------------------------------------------
Total Assets                               $32,685   $21,377   $18,260   $17,103    $16,239
Long-Term Debt, Less Current
  Maturities                               $ 1,024   $   799   $   963   $ 1,060    $ 1,304
Working Capital                            $17,881   $11,475   $ 9,623   $ 9,142    $ 9,523
Total Shareholders' Equity                 $23,269   $13,715   $11,697   $11,282    $12,298

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY TRENDS AND OUTLOOK
- ---------------------------

The Company experienced growth during fiscal year 1996 due to new products used in computer and communications applications. The commercial semiconductor industry and the markets in which the Company's products are used are characterized by rapid changes and short product life cycles. The market for the Company's military and aerospace products remains fiercely competitive. The Company plans to address these issues by focusing efforts on eliminating less profitable product lines and pushing new product development.

Typical of the semiconductor industry, the Company has experienced declines in average selling prices over the life of its product lines. Efforts to offset this decline include increasing units shipped, finding new applications for existing products and introduction of new products. Management will continue to take steps to offset the impact of declines in average selling prices, however, there is no assurance that these efforts will be successful.

The Company also derives a significant amount of revenue from the sale of foundry wafers. These wafers are generally purchased by manufacturers who package the individual silicon die in their products. Demand for these wafers can vary significantly based on demand for the manufacturer's finished product. The foundry business is also very competitive, with other foundries offering similar services. The revenue generated by this segment can vary significantly depending not only on macro trends within the semiconductor industry, but also on conditions at specific customers. As previously disclosed the Company expects that foundry revenue will decline in the first quarter of fiscal 1997 compared to levels in the fourth quarter of fiscal 1996. Subsequent to the Company's fiscal 1996 year-end, there was a general downturn in the semiconductor industry due primarily to excess inventory in the personal computer market.

RESULTS OF OPERATIONS
- ---------------------

Semtech posted record sales of $61.7 million in fiscal year 1996 compared with $34.6 million in fiscal 1995 and $29.4 million in 1994. Net income was $7,531,000 in 1996 compared to $1,502,000 in 1995 and $198,000 in 1994. The results of operations for the three years ended January 28, 1996 have been restated to reflect the pooling of ECI.

SALES
- -----

Sales for fiscal year 1996 increased 78% over fiscal 1995 and 110% over fiscal year 1994. The increase was primarily due to the increased shipment of analog semiconductor products used in commercial applications. Increased sales of the Company's lines of linear regulators, transient voltage suppressors (TVS), and foundry wafers represented a majority of the increased revenues.

Sales of commercial semiconductors continued to increase in fiscal 1996 compared to prior periods. Sales of devices used in computer and peripheral applications represented about 30% of total sales for the year. Communications applications represented 9%, industrial applications 20%, and foundry customers represented 26%. This mix is attributable to the Company's acquisition of ECI Semiconductor and the development and marketing of new products for a diverse customer base.

For the year, sales to military and aerospace customers remained relatively flat in absolute dollars and decreased to approximately 15% of total sales. The Company expects the military market will be flat or decline slightly in fiscal year 1997. The Company has implemented a strategy for selective participation in the military market.

The Asia-Pacific region continued to show increased demand for the Company's products in fiscal 1996. A large portion of this demand was for devices used in computer applications. Sales to customers located in the Asia-Pacific region were approximately 23% of the total sales for all of fiscal 1996, compared to 7% in fiscal 1995. Sales to European customers represented 13% of fiscal 1996's total sales compared to 17% in fiscal 1995. The Company would expect that sales to both the Asia-Pacific and European regions will grow (in absolute dollars) as added investment in computer and communications equipment is forecasted for these regions.

ORDERS
- ------

New orders for fiscal year 1996 amounted to $68 million. The Company's book-to-bill ratio for the year was 1.10.

Semtech witnessed increases in the order rates for its lines of linear regulators and transient voltage suppressers (TVS). The Company also experienced significant growth in the orders of foundry wafers. Foundry wafers are fabricated wafers that are sold to customers who then use the wafer to produce their own finished products. Linear regulators, which are used in powering applications, are designed to both regulate and drop output voltage levels. TVS devices provide "overvoltage" protection to sensitive electronic circuits. The Company experienced limited success in booking orders for its line of DC to DC power converters.

Orders from customers located in Asia-Pacific continued to grow in fiscal 1996. The Company was successful in identifying additional business opportunities with several suppliers of computer and telecommunications products. Bookings from Asia-Pacific customers represented approximately 22% of the total orders received in fiscal 1996. The entire Asia-Pacific region has become strategically important for achieving additional new customers and increased order levels. As was planned, Semtech opened a branch office in Taiwan to support sales and marketing effort in the region.

In 1996 the Company took steps to improve both domestic and foreign direct and distribution sales coverage by reviewing and in some cases extending agreements with key distributors. This improved coverage is expected to help unit sales of both military and commercial products.

The Company ended fiscal year 1996 with $19.5 million in backlogged orders compared to $13.2 million and $11.6 million at the end of fiscal years 1995 and 1994, respectively. A majority of the Company's backlog is shippable within six months.

GROSS MARGIN
- ------------

The Company's gross profit margin for fiscal year 1996 improved to 42% compared to 33% in 1995 and 29% in 1994. This increase was due to added shipments of higher margin devices, improved capacity utilization and improved production yields. The Company's overall gross margin continued to be adversely affected by margins received on products sold to military customers. Included in the cost of sales are certain expenditures for engineering costs and process development which the Company considers to be production related.

Gross margin improvement over time is dependent on the Company's ability to develop and introduce higher margin commercial products, more fully utilizing capacity and achieving further yield improvements. The Company's strategic plan calls for the introduction of additional proprietary products, which tend to fetch higher margins than industry standard and custom parts. Management also intends to continue to pursue any available steps to improve manufacturing efficiencies. These efforts are expected to be partially offset by a decline in the Company's older product lines.

SELLING, GENERAL AND ADMINISTRATIVE, AND ENGINEERING
- ----------------------------------------------------

Costs related to selling, general and administrative, and engineering in 1996 were $14.0 million, representing an increase of 53% over the $9.2 million in 1995 and an increase of 77% over the $7.9 million in 1994. The rise was due to across-the-board increases in research and development spending, the addition of several strategic marketing individuals, increased commission expense and variable compensation. Both sales and engineering costs increased due to the Company's overall efforts to increase sales long-term. The specific areas in which Semtech expended more resources were primarily sales, advertising, and engineering. Operating expenses were 23% of net sales in 1996 versus 27% in 1995 and 27% in 1994. Management expects expenses related to sales, general and administrative and engineering to increase (in absolute dollar terms) in fiscal year 1997 due to efforts to grow net sales.

INTEREST AND OTHER EXPENSE
- --------------------------

In fiscal year 1996, the Company had interest expense of $99,000 compared to $160,000 in 1995 and $149,000 in 1994. The decline in interest expense is due to a lower average daily debt balance in fiscal 1996 compared to 1995 and 1994. Semtech had net other expense of $345,000 in 1996, which included $498,000 for costs associated with the acquisition of ECI Semiconductor, $156,000 of interest income, $1,000 loss on disposition of assets and $2,000 of miscellaneous expenses. Semtech had other income of $89,000 in 1995, which included $144,000 of interest income and $5,000 of foreign currency transaction gains, partially offset by miscellaneous expense of $60,000. In fiscal 1994, the Company incurred net other expense of $51,000, which included foreign currency transaction losses totaling $29,000, $69,000 of miscellaneous expenses that included the amortization of intangibles, $8,000 loss on disposition of assets, $108,000 in restructuring charges taken to reduce headcount in our Corpus Christi and Scotland facilities and interest income of $163,000. The cost savings generated through the restructuring were originally estimated at $100,000 per quarter. The actual savings have not differed materially from this original estimate.

INCOME TAX EXPENSE
- ------------------

Income tax expense for fiscal 1996 was $3,812,000 compared to $526,000 and $102,000 in 1995 and 1994, respectively. The effective tax rate was higher in 1996 than in 1995 due to increased revenues generated from California based operations and due to the utilization of R&D credit and alternative minimum tax credit carry-forwards during fiscal 1995. The annual tax rate for fiscal 1997 is expected to approximate the rate for fiscal 1996. As of fiscal 1996 year-end, the Company had $792,000 in deferred tax assets, which is net of related valuation reserves. The valuation reserve has been established in accordance with SFAS No. 109.

FINANCIAL CONDITION
- -------------------

During fiscal year 1996, the Company improved its financial condition. Semtech's working capital ratios, which measure the Company's ability to meet its short-term obligations are presented.

                                            1996      1995      1994
                                            ----      ----      ----
Working Capital:
Beginning of year                          $11,475   $ 9,623    $9,142
End of year                                $17,881   $11,475    $9,623
Increase (decrease) in working capital     $ 6,406   $ 1,852    $  481
Working capital ratios                         3.4       2.9       3.1

The increase in working capital for fiscal 1996 was the result of $6,210,000 of cash generated by operations. During fiscal 1996, the Company invested approximately $4.4 million in capital equipment and approximately $2.7 million in inventory to support its commercial product lines. Despite these investments and the repayment of debt, the Company's net cash balance increased by $2.8 million in fiscal 1996. Semtech's working capital ratio increased to 3.4 in 1996 from 2.9 in 1995 and 3.1 in 1994.

The Company maintains a credit facility with a financial institution for working capital and equipment acquisition. This line provides up to $7.5 million of credit and extends until August 1996. This arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. During fiscal 1996, the Company borrowed $822,000 against this line, which was converted into a 3 year note. In October 1994, the Company entered into a four year term loan in the amount of $535,000. Both loans were for the purchase of capital equipment and are collateralized by the related equipment. The Company's foreign subsidiary also maintains an overdraft credit line in the amount of 300,000 pounds sterling with a commitment from its bank to expand this line to 1,000,000 pounds sterling. This line is based on a percentage of foreign assets and is guaranteed by the Company. No amounts were outstanding under the line at January 28, 1996.

Efforts by the Company over the past several years to increase commercial semiconductor product sales have been effective. New products have been introduced for such applications as computer and telecommunications equipment. In order to develop, design and manufacture new products, the Company has had to make significant investments over the past several years. Such investments, including the addition of several design and applications engineers, aimed at developing additional new products will continue. Semtech fully intends to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these investments, particularly the addition of design engineers, will probably not generate significant payback in the short-term. The Company plans to finance these investments with cash generated by operations, cash on-hand, and borrowings from the Company's credit facilities.

In an on-going effort to grow the Company and improve its long-term financial position, the Company has examined potential acquisitions. Although no agreements have been reached, the Company will continue to investigate possible acquisitions that fit with the Company's strategic plan. If the Company does choose to enter such a transaction, several forms of financing will be examined.

The leverage ratios presented below indicate the extent to which the Company has been financed with debt. Total debt increased by $150,000 in fiscal year 1996. This increase was the result of a borrowing to finance certain capital equipment purchases, partially offset by regular principal payments and conversion of debentures. Existing debt services are supported by adequate cash flows from operations.

                                                          1996    1995    1994
                                                          ----    ----    ----
Long-term debt as a % of total capitalization(1)          4.2%    5.5%    7.6%

Total debt as a % of total capitalization (1)             5.9%    8.8%   11.0%

(1) Total capitalization is defined as the sum of long-term debt and shareholders' equity.

During fiscal year 1996, Semtech purchases of new capital equipment were $4,427,000. These additions were made primarily to expand manufacturing capacity and improve efficiency. Funding for these purchases was made from the Company's operating cash flows, cash reserves, and debt obligations.

Management plans to make capital expenditures in fiscal 1997 to increase test, assembly and wafer fabrication capacity. As of January 28, 1996, the Company had approximately $537,000 of outstanding commitments for machinery and equipment purchases. The Company believes that current internal cash flows together with cash reserves and existing credit facilities are sufficient to support these capital expenditures.

Accounts receivable days sales outstanding, calculated by annualizing fourth quarter results for 1996 and 1995, improved to forty-one days as of January 28, 1996 from forty-seven days as of January 29, 1995. Days sales outstanding are impacted by sales within Europe at standard terms of sixty to ninety days. Inventory turns increased to 4.1 as of January 28, 1996 from 3.7 as of January 29, 1995. This increase was primarily due to the Company's new products inventory which turned at a faster rate than the military inventory. All inventory which is obsolete or in excess of one year's demand is fully reserved.

INFLATION
- ---------

Inflationary factors have not had a significant effect on the Company's performance over the past three fiscal years. A significant increase in inflation would affect the Company's future performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED JANUARY 28, 1996
(Dollars in thousands-except per share amounts)


                                           1996       1995       1994
- ----------------------------------------------------------------------
NET SALES                                $61,684    $34,605    $29,353
Cost of Sales                             35,875     23,333     20,913
                                         -------    -------    -------
GROSS PROFIT                              25,809     11,272      8,440
                                         -------    -------    -------
OPERATING COSTS AND EXPENSES:
Selling, general and administrative       11,195      7,585      6,944
Product development and engineering        2,827      1,588        996
                                         -------    -------    -------
Total operating costs and expenses        14,022      9,173      7,940
                                         -------    -------    -------
OPERATING INCOME                          11,787      2,099        500

Interest expense                             (99)      (160)      (149)
Acquisition costs                           (498)         -          -
Other income (expense), net                  153         89        (51)
                                         -------    -------    -------
INCOME BEFORE TAXES                       11,343      2,028        300
Provision for taxes                        3,812        526        102
                                         -------    -------    -------
NET INCOME                               $ 7,531    $ 1,502    $   198
                                         =======    =======    =======
EARNINGS PER SHARE:
NET INCOME PER SHARE-
PRIMARY                                  $  1.21    $  0.27    $  0.04
FULLY DILUTED                            $  1.18    $  0.25    $  0.03

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
JANUARY 28, 1996 AND JANUARY 29, 1995
(Dollars in thousands)


                                             1996       1995
- -------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                  $ 6,034    $ 3,261
Temporary investments                          411        821
Receivables, less allowances of $821 in
  1996 and $281 in 1995                      7,987      5,367
Income taxes refundable                         72         71
Inventories                                  9,986      7,313
Other current assets                           521        198
Deferred income taxes                          465        352
                                           -------    -------
Total current assets                        25,476     17,383
                                           -------    -------
Property, plant and equipment, net           6,748      3,491

Other assets                                   134        464

Deferred income taxes                          327         39
                                           -------    -------
TOTAL ASSETS                               $32,685    $21,377
                                           =======    =======


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit                             $     -    $   175
Current maturities of long-term debt           404        304
Accounts payable                             4,060      2,749
Accrued liabilities                          2,407      1,985
Income taxes payable                           405        476
Other current liabilities                      319        219
                                           -------    -------
Total Current Liabilities                    7,595      5,908
                                           -------    -------
Long-term debt, less current maturities      1,024        799
                                           -------    -------
Other long-term liabilities                    797        955
                                           -------    -------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value,
  10,000,000 authorized
Issued and outstanding 6,011,369 in
  1996 and 5,638,409 in 1995                    75         72
Additional paid-in capital                  10,520      8,296
Retained earnings                           13,022      5,565
Cumulative translation adjustment             (348)      (218)
                                           -------    -------
Total Shareholders' Equity                  23,269     13,715
                                           -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                     $32,685    $21,377
                                           =======    =======

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED JANUARY 28, 1996
(Dollars in thousands)



                                                    Common Stock
                                         ---------------------------------
                                                                Additional                Cumulative
                                            Number               Paid-in     Retained    Translation    Shareholders'
                                           of Shares   Amount    Capital     Earnings     Adjustment        Equity
- ---------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 1993                5,042,182      $67      $ 7,628    $ 3,875          $(288)         $11,282
Conversions of debentures                     40,000        -           50          -              -               50
Stock options exercised                       76,566        1          117          -              -              118
Stock issued for services                     28,707        -            7          -              -                7
Translation adjustment                             -        -            -          -             42               42
Net income                                         -        -            -        198              -              198
- ---------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 30, 1994                5,187,455      $68      $ 7,802    $ 4,073          $(246)         $11,697
Conversion of debentures                     350,440        3          347          -              -              350
Stock options exercised                       61,125        1          112          -              -              113
Stock issued for services                     39,389        -           35          -              -               35
Stock repurchases                                  -        -            -        (10)             -              (10)
Translation adjustment                             -        -            -          -             28               28
Net income                                         -        -            -      1,502              -            1,502
- ---------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 1995                5,638,409      $72      $ 8,296    $ 5,565          $(218)         $13,715
Conversions of debentures                    136,280        1          135          -              -              136
Stock options exercised                      236,680        2          440          -              -              442
Tax benefit from stock options
   exercised                                       -        -        1,649          -              -            1,649
Stock repurchases                                  -        -            -        (74)             -              (74)
Translation adjustments                            -        -            -          -           (130)            (130)
Net income                                         -        -            -      7,531              -            7,531
- ---------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 28, 1996                6,011,369      $75      $10,520    $13,022          $(348)         $23,269
- ---------------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 28, 1996
(Dollars in thousands)

                                                                1996       1995       1994
- ------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                   $ 7,531    $ 1,502    $   198

Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                              1,139        997      1,129

    Deferred income taxes                                       (401)      (128)       (81)

    Loss on disposition of assets                                  1          -          -

    Provision for doubtful accounts                              540        (39)        28

    Tax benefit from stock option transactions                 1,649          -          -

Changes in assets and liabilities:

    Receivables                                               (3,160)    (1,165)      (599)

    Income taxes refundable                                       (1)        67        (99)

    Inventories                                               (2,673)    (1,972)      (699)

    Other current assets                                        (323)        42         11

    Other assets                                                 304         44         (4)

    Accounts payable                                           1,311        372        349

    Accrued liabilities                                          422        661        (75)

    Income taxes payable                                         (71)       209        227

    Other liabilities                                            (58)       (23)         -
                                                             -------    -------    -------
Net cash provided by operating activities                      6,210        567        385
                                                             -------    -------    -------
Cash flows from investing activities:

    Temporary investments, net                                   410        190        (60)

    Proceeds from sale of property, plant and
      equipment                                                   30          -          -
    Additions to property, plant and equipment                (4,427)    (1,049)    (1,136)
                                                             -------    -------    -------
Net cash used in investing activities                         (3,987)      (859)    (1,196)
                                                             -------    -------    -------
Cash flows from financing activities:

    Net borrowings (repayments) underline of credit             (175)      (111)       286

    Proceeds of employee note                                     26         39         50

    Additions to long-term debt                                  822        535         98

    Repayment of long-term debt                                 (361)      (194)      (285)

    Stock options exercised                                      442        113        118

    Purchase and retirement of common stock                      (74)       (10)         -
                                                              ------    -------    -------
Net cash provided by financing activities                        680        372        267
                                                             -------    -------    -------
Effect of exchange rate changes on cash and cash
  equivalents                                                   (130)        28         42

Net increase (decrease) in cash and cash equivalents           2,773        108       (502)

Cash and cash equivalents at beginning of year                 3,261      3,153      3,655
                                                             -------    -------    -------
Cash and cash equivalents at end of year                     $ 6,034    $ 3,261    $ 3,153
                                                             =======    =======    =======

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Policies

Business Semtech Corporation, (the "Company"), including its wholly owned subsidiaries (Semtech Corpus Christi, Semtech Limited and Semtech Santa Clara) manufactures silicone rectifiers, integrated circuits and related devices which are used in computer, military, aerospace, industrial, automotive and consumer applications.

Fiscal Year   The Company reports results on the basis of fifty-two and fifty-
three week periods. The three fiscal years in the period ended January 28, 1996 consisted of fifty-two weeks, fifty-two weeks and fifty-three weeks, respectively.

Revenue Recognition   The Company recognizes product revenue upon shipment.
Product design and engineering revenue is recognized during the period in which services are performed.

Principles of Consolidation   The accompanying consolidated financial statements
include the accounts of Semtech Corporation and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Inventories   Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method.

Property, plant and equipment   Property, plant and equipment are stated at
cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives: buildings for fifty years; leasehold improvements for the lesser of estimated useful life or lease term; equipment for two to five years; and furniture and fixtures for three to five years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.

Income Taxes   Effective February 1, 1993, the Company changed its method of accounting for income taxes to comply with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. Prior to fiscal year 1994, deferred income taxes were provided on temporary differences between the income or loss determined for financial reporting and income tax reporting at income tax rates in effect when the differences are expected to be settled. The change did not have a material effect on the financial statements.

As of January 28, 1996 and January 29, 1995, approximately $1,781,000 and $1,445,000 of unremitted income related to the Company's wholly owned European subsidiary is not subject to federal and state income taxes, respectively, except when such income is paid to the parent company. Federal and state income taxes have not been provided on this income, as it is management's intention that these amounts will not be distributed in a taxable transaction.

Earnings per share   Primary earnings per common and common equivalent share
(including the effect of stock options and stock warrants as common stock equivalents) have been computed based on the weighted average number of shares outstanding of 6,213,044 in 1996, 5,484,815 in 1995, and 5,176,116 in 1994.
Fully diluted earnings per share was determined on the assumption that all the convertible debentures were converted at the beginning of the period under the if-converted method. The weighted average number of shares used to compute fully diluted earnings per share in fiscal years 1996, 1995, and 1994 were 6,377,661, 6,070,225, and 5,712,464, respectively.

Translation   The assets and liabilities of the Company's foreign subsidiary are translated using currency exchange rates at fiscal year end. Income statement items are translated at average exchange rates prevailing during the period.
The translation gains or losses are included in the cumulative translation adjustment in the accompanying financial statements.

Estimates Used by Management   The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

New Authoritative Pronouncements   In March 1995 the Financial Accounting
Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted SFAS 121 in the fourth quarter of 1996 which had no impact on the Company's financial position and results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), but requires pro forma disclosure of net income and earnings per share as if the fair value based method had been applied. The Company will be required to adopt this standard effective in fiscal 1997. While the Company is still evaluating SFAS 123, it currently expects to elect to measure compensation cost under APB 25 and comply with the pro-forma disclosure requirements. Therefore, SFAS 123 will have no impact on the Company's financial position or results of operations.

Business Combination   On October 4, 1995, the Company entered into an Agreement
and Plan of Merger ("Merger Agreement") among the Company, Semtech Acquisition Corp. (a wholly owned subsidiary of the Company), Gamma Inc. (dba ECI Semiconductor) and the shareholders of Gamma Inc. Pursuant to the Merger Agreement, on October 4, 1995, Semtech Acquisition Corp. was merged into Gamma Inc., and Gamma Inc. was the surviving corporation and became a wholly-owned subsidiary of the Company. Gamma Inc. was then renamed Semtech Santa Clara Corp. Each share of Gamma Inc. stock outstanding on October 4, 1995, by virtue of the Merger Agreement, was exchanged for and converted into fully paid and nonassessable voting common shares, par value $.01 per share, of Semtech Corporation common stock, at the exchange rate of 775,000 shares of Semtech

Corporation common stock (50,000 of which are being held in escrow for a maximum period of one year), for 147,566 shares of Gamma Inc. common stock. The Merger Agreement defines the terms under which all the outstanding shares of Gamma Inc. were exchanged.

Semtech Corporation acquired Gamma Inc. to integrate and complement its existing business technology. Gamma Inc. is an analog semiconductor manufacturer supplying foundry wafers, custom linear and digital arrays, and general purpose analog semiconductor devices.

The transaction was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated as if the companies had been combined for all periods presented.

TEMPORARY INVESTMENTS

Temporary investments consist of commercial paper and government obligations with original maturities in excess of three months and were carried at cost, which approximated market for fiscal 1994. In fiscal 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At January 28, 1996, and January 29, 1995, the fair market value of these temporary investments, classified as "available for sale securities", approximated cost, thus no unrealized holding gains or losses were reported in the accompanying balance sheet. During fiscal year 1996, the Company had proceeds from sales of available for sale securities and gross realized losses on these sales of approximately $280,000 and $10,000, respectively. In addition, the Company holds corporate bonds and government securities of approximately $30,000 and $381,000, respectively, expiring at various dates through 1999.

INVENTORIES

The commercial semiconductor industry and the markets in which the Company's products are used are characterized by rapid changes and short product life cycles. Consistent with the industry, the Company has experienced declines in average selling prices over the life of its product lines. The Company has fully reserved inventory which is obsolete or in excess of one year's demand, and has provided reserves for declines in selling price below cost. Inventories consisted of the following:

                          Raw Materials    Work in process    Finished goods     Total
  (thousands)
- -------------------------------------------------------------------------------------------
1996

Gross inventories         $2,016            $ 7,370           $ 3,191           $12,577
Total reserves              (722)           $  (688)           (1,181)           (2,591)
                          ------            -------           -------           -------
Net inventories           $1,294            $ 6,682           $ 2,010           $ 9,986
                          ======            =======           =======           =======
1995

Gross inventories         $1,731            $ 5,869           $ 2,494           $10,094
Total reserves              (539)            (1,146)           (1,096)           (2,781)
                          ------            -------           -------           -------
Net inventories           $1,192            $ 4,723           $ 1,398           $ 7,313
                          ======            =======           =======           =======

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

          (thousands)                                            1996       1995
          ----------------------------------------------------------------------
          Land                                                $   162    $   162
          Building                                              1,008      1,024
          Leasehold improvements                                1,411      1,237
          Machinery and equipment                              12,548      9,592
          Furniture and office equipment                          979        855
                                                              -------    -------
                                                               16,108     12,870
          Less accumulated depreciation and amortization       (9,360)    (9,379)
                                                              -------    -------
          Total                                               $ 6,748    $ 3,491
                                                              =======    =======


OTHER ASSETS

Included in other assets as of January 28, 1996 is a note receivable from an executive officer of $32,000. It represents the amount due for the purchase of debentures issued in accordance with the Company's Key Management Convertible Subordinated Debenture Plan. The remaining debentures, which were purchased by the executive officer in fiscal 1987, were converted to common stock of the Company during the current year. This note bears an interest rate of 6.5% and matures on December 15, 1997.

Principal and interest due under this note will be paid by the Company in the amount of 5% of the Company's pretax earnings for each fiscal quarter, beginning with the first quarter of fiscal 1995 and ending with the third quarter of fiscal 1997. For fiscal 1996 and 1995, compensation expense in the amount of $497,000 and $85,000, respectively, was recognized by the Company under this agreement.

ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

           (thousands)                                           1996      1995
          ----------------------------------------------------------------------
          Payroll and related                                 $1,613     $1,125
          Commissions                                            158        141
          Reserve for credit memos                                50        150
          Environmental                                          250        250
          Other                                                  336        319
                                                              ------     ------
          Total                                               $2,407     $1,985
                                                              ======     ======

The Company plans to remove underground acid neutralization tanks and perform soil remediation and monitoring at two of its facilities and install a new treatment system at one of these facilities. The Company estimates the cost of these activities to be $250,000 based on consultation with environmental consultants and has accrued this amount in the accompanying financial statements as of January 28, 1996, and January 29, 1995.

Certain contaminants from an adjacent manufacturing site have been found in the ground water at the Company's Newbury Park facility. The Company has data showing that the contaminants are from an adjacent facility. The contaminants in question have never been used by the Company at the Newbury Park facility.

To protect its interests the Company utilizes an environmental firm, specializing in hydrogeology, to perform periodic monitoring. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company at this site. Accordingly, no reserves for such clean-up activities have been provided by the Company at this time.

LONG-TERM DEBT AND LINE OF CREDIT

Long-Term debt consisted of the following:

              (thousands)                                     1996      1995
- --------------------------------------------------------------------------------
8.5% convertible subordinated debentures, due 1996,
  interest payable semi-annually                             $    -     $  137

Note payable, interest at 8.62%, due in monthly
  installments to 1998, collaterilized by capital
  equipment                                                     356        490

Note payable, interest at 8%, due in monthly
  installments to 1996, partially collaterilized by a
  $112 certificate of deposit                                     -        150

Note payable, interest at 8.31%, due in monthly
  installments to 1999, collateralized by machinery and
  equipment                                                     822          -

Note payable, interest at 11.875%, due in semi-annual
    installments to 2003, collaterized by a building            240        267


Notes payable bearing interest at 7.25% due in monthly
  installmants to 1996, collateralized by certain
  equipment
                                                                  -         36
Notes payable bearing interest at 7.1% to 15%, due in
  monthly installments to 1998, collaterilized by certain
  equipment                                                      10         23
                                                             ------     ------
                                                              1,428      1,103
Less current maturities                                        (404)      (304)
                                                             ------     ------
Total                                                        $1,024     $  799
                                                             ======     ======

Long-term debt matures as follows:  $404,000 in 1997, $444,000 in 1998, $406,000 in 1999, $26,000 in 2000, $28,000 in 2001, and $120,000 thereafter.

For fiscal 1996, the Company's maximum outstanding debt balance was $1,428,000. In August 1992, as amended in April 1996, the Company entered into a credit arrangement with a financial institution for a working capital and equipment acquisition line of credit for up to $7,500,000 extending to August 1996 at an interest rate of 30 day commercial paper plus 2.65 percent (8.16% at January 28, 1996). The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of January 28, 1996, the Company had $822,000 of borrowings outstanding under this line which were converted into a term loan and reduce the borrowing limit on the line of credit. The Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling at its wholly owned foreign subsidiary, and has obtained a commitment from its bank to expand the line to 1,000,000 pounds sterling on a formula line basis.

DEFERRED COMPENSATION

On September 10, 1989, Gamma Inc. entered into an employment contract with a shareholder. The agreement guarantees continuing salary payments to the shareholder upon termination of employment equal to his compensation at the point of termination, plus certain benefits, for a period of three years. The liability was originally recorded by the Company in 1989 and increased based on salary adjustments. The present value of this commitment at January 28, 1996 and January 29, 1995, is $1,085,000 and $955,000, respectively, which is reflected in the accompanying financial statements as a component of other current and long-term liabilities.

INCOME TAXES

The provision (benefit) for taxes consisted of the following:

              (thousands)                     1996     1995    1994
              ------------------------------------------------------
              Current:                      $3,339    $ 429    $177
                Federal                        724      124      85
                State                          150      101     (79)
                Foreign                     ------    -----    ----
                                             4,213      654     183

              Deferred:                       (337)    (100)    (66)
                Federal                        (62)     (30)    (15)
                State                           (2)       2       -
                Foreign                     ------    -----    ----
                                            $3,812    $ 526    $102
              Total                         ======    =====    ====

The components of the net deferred income tax assets at January 28, 1996 and January 29, 1995 are as follows:

Net short-term deferred income taxes:

       (thousands)                                   1996     1995
       -----------------------------------------------------------
       Deferred tax assets:
         Payroll and related                        $ 272    $ 474
         Environmental                                100      100
         Research and development tax credit            -      143
         Reserve for credit memos                     130       60
         Deferred revenue                              65       31
         Bad debt reserve                              91       25
         State income taxes                            71        -
         Other deferred assets                         49       19
                                                    -----    -----
       Total deferred income taxes                    778      852
       Valuation reserve                             (313)    (500)
                                                    -----    -----
       Net short-term deferred income taxes         $ 465    $ 352
                                                    =====    =====

Net long-term deferred income taxes:

        (thousands)                                  1996     1995
       -----------------------------------------------------------
       Deferred tax assets:
         Inventory valuation                       $  824    $ 773
         Tax credits                                    -       20
         Accrued compensation                         260       71
         Other deferred assets                          -       54
                                                   ------    -----
       Total long-term deferred assets              1,084      918
                                                   ------    -----
       Deferred tax liabilities:
         Depreciation and amortization               (239)    (111)
         Foreign deferred taxes                       (35)     (37)
                                                   ------    -----
       Total long-term deferred liabilities          (274)    (148)
                                                   ------    -----
       Subtotal                                       810      770
       Valuation reserve                             (483)    (731)
                                                   ------    -----
       Net long-term deferred income taxes         $  327    $  39
                                                   ======    =====

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:


(thousands)                                   1996     1995     1994
- ---------------------------------------------------------------------
Computed expected tax                       $3,857    $ 690     $102

State income taxes, net of federal
  benefit                                      662       97       19
Foreign sales corporation rates less
  than statutory rates                        (255)       -        -

Foreign taxes at rates greater (less)
  than domestic rates                          (17)       2       68

Utilization of net operating loss and
  tax credit carryforwards                    (106)     (31)     (13)

Changes in valuation reserve                  (435)    (187)     (73)

Other                                          106      (45)      (1)
                                            ------    -----     ----
Provision for taxes                         $3,812    $ 526     $102
                                            ======    =====     ====

Realization of the net deferred tax assets is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. In general, the Company reserves those deferred tax items which are projected to be realized in greater than two years. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the reversal periods are revised.

COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through 2001. The aggregate minimum annual lease payments under leases in effect on January 28, 1996 were as follows:


           (thousands)                   Operating
        Fiscal Year Ending                 Leases
        ------------------------------------------
        1997                                $  680
        1998                                   629
        1999                                   418
        2000                                   259
        2001                                   235
                                            ------
        Total minimum lease commitments     $2,221
                                            ======

Annual rent expense was $667,000, $638,000, and $579,000 for fiscal years 1996, 1995, and 1994, respectively. From 1987 through 1994, the Company subleased a portion of its facilities. Accordingly, amounts received from these agreements were netted against rent expense. The Company received $10,000 in sublease payments in 1994.

Semtech Corpus Christi has been named in a suit resulting from waste disposal by the Company's maquiladora plant in Reynosa, Mexico. Specifically, the maquiladora re-imported waste into the U.S. and disposed of the waste in a landfill near McAllen, Texas. The suit, which is in the discovery stage, pertains to alleged groundwater contamination originating from the landfill. The company which owns the landfill and several other maquiladoras have also been named in the suit. The Company has retained legal counsel and intends to defend itself as management believes that the suit is without merit.

The Company is a defendant in other lawsuits involving matters which are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on the accompanying consolidated financial statements.

As of January 28, 1996, the company had purchase commitments for machinery and equipment totaling $537,000.

SHAREHOLDERS' EQUITY

STOCK OPTIONS    In February 1986, the Company established the 1986 Stock Option
Plan which provides for granting options to purchase up to 250,000 shares of the Company's common stock to employees, directors and consultants of the Company. The 1986 plan provides for the granting of options which meet the Internal Revenue Code requirements for qualification as incentive stock options, as well as nonstatutory options. Under this Plan, the option price must be at least equal to the fair market value of the Company's common stock at the date of the grant for incentive stock options and must equal or exceed the lesser of (i) 85% of fair market value on the date of grant, or (ii) 85% of fair market value on the date of exercise for nonstatutory options. Most incentive stock options expire within ten years from the date of grant. Generally, the options are exercisable in annual installments beginning one year after, and expire either five or six years after, the date of grant.

In February 1987, the Company adopted the 1987 Stock Option Plan covering 350,000 shares of the Company's common stock. The 1987 Plan provides for the granting of options which meet the Internal Revenue Code requirements for qualification as incentive stock options, and of options which do not meet such requirements, nonstatutory options. The terms and conditions of options granted under the 1987 Stock Option Plan are the same as those granted under the Company's 1986 Stock Option Plan, depending on the designation of the option.

In 1994, the Company adopted the 1994 Long-Term Stock Incentive Plan and the 1994 Non-Employee Directors Stock Option Plan. These plans were both amended during fiscal 1996 to cover 700,000 shares and 250,000 shares of the Company's common stock, respectively. Both 1994 plans provide for the granting of options which meet the Internal Revenue Code requirements for qualification as incentive stock options, and of options which do not meet such requirements, nonstatutory options. The terms and conditions of options granted under the 1994 Plans are substantially similar to those granted under the Company's 1987 and 1986 Plans.

Stock option information with respect to the Company's stock option plans is as follows:

                                   Common                                 Option        Aggregate
                                   Shares     Available                   Price       Option Price
                                  Reserved    for Grant     Options     Per Share
- --------------------------------------------------------------------------------------------------

Balance at January 31, 1993        585,742       57,167     528,575    $ 1.00-$4.50    $   968,963
  Granted                                -      (89,750)     89,750      1.75- 2.38        182,656
  Canceled                          (6,625)      67,409     (74,034)     1.00- 4.50       (154,297)
  Exercised                        (76,566)           -     (76,566)     1.00- 2.25       (117,066)
                                 ---------     --------    --------    ------------    -----------
Balance at January 30, 1994        502,551       34,826     467,725    $ 1.00-$3.13    $   880,256
  Granted                                -     (219,500)    219,500       1.94-2.63        503,968
  Canceled                               -       54,850     (54,850)      1.00-3.13        (93,513)
  Exercised                        (61,125)           -     (61,125)      1.00-2.00       (113,000)
  Additions                        400,000      400,000           -               -              -
                                 ---------     --------    --------    ------------    -----------
Balance at January 29, 1995        841,426      270,176     571,250    $ 1.00-$2.63    $ 1,177,711
  Granted                                -     (470,300)    470,300      7.75-26.75      9,537,363
  Canceled                               -       11,500     (11,500)      1.75-2.63        (22,691)
  Exercised                       (236,680)           -    (236,680)      1.00-2.63       (442,701)
  Additions                        550,000      550,000           -               -              -
                                 ---------     --------    --------    ------------    -----------
Balance at January 28, 1996      1,154,746      361,376     793,370    $1.00-$26.75    $10,249,682
                                 =========     ========    ========    ============    ===========

CONVERTIBLE DEBENTURES   As of January 28, 1996, there were no convertible
debentures remaining outstanding. During fiscal year 1996, the remaining $136,280 of debentures issued under the Key Management Convertible Subordinated Debenture Purchase Plan were converted into 136,280 shares of common stock.

OTHER INCOME AND EXPENSE

Other income (expense) consisted of the following:

         (thousands)                                    1996     1995     1994
         ----------------------------------------------------------------------
         Interest income                                $156     $144     $163

         Loss on disposition of assets                    (1)       -       (8)

         Foreign currency transaction gains (losses)       -        5      (29)

         Restructuring costs                               -        -     (108)

         Miscellaneous expense                            (2)     (60)     (69)
                                                        ----     ----     ----
         Total                                          $153     $ 89     $(51)
                                                        ====     ====     ====

The restructuring charge for 1994 was the cost of reducing administrative headcount in the Corpus Christi facility and manufacturing headcount at Semtech Limited. This restructuring allowed the Company to eliminate the finance and sales organization within its Corpus Christi operation.

STATEMENTS OF CASH FLOWS

The Company had the following non-cash activities for each year:


         (thousands)                          1996    1995    1994
         ----------------------------------------------------------
         Non-cash activities -
         Debentures converted to stock        $136    $350     $50
         Stock issued for services               -      35       7

Income taxes paid in fiscal years 1996, 1995, and 1994 were $2,251,000, $427,000, and $27,000 respectively. For those same periods, the Company paid interest in the amounts of $97,000, $163,000, and $151,000 respectively.

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

BUSINESS SEGMENTS AND CONCENTRATIONS OF RISK

The business of the Company consists of the manufacture and sale of silicon rectifiers, integrated circuits and related devices which falls within a single segment. Foreign sales are primarily in Europe and Far East Asia. One customer accounted for 12% and 15% of the Company's net sales during 1996 and 1994. No single customer had net sales exceeding 10 percent of total net sales in fiscal year 1995.

As a result of the acquisition and pooling of Gamma, Inc., the Company had net sales from wafer foundry services of approximately $16,094,000, $7,004,000 and $7,321,000 in 1996, 1995, and 1994 respectively. Two customers accounted for 75%, 72% and 75% of these sales in 1996, 1995 and 1994, respectively.

A summary of net sales, pre-tax income and identifiable assets for the Company's domestic and European operations follows:

       (thousands)                    1996      1995      1994
       -------------------------------------------------------
       Net Sales:
         Domestic                  $53,906   $28,787   $25,250
         European                    7,778     5,818     4,103
                                   -------   -------   -------
       Total                       $61,684   $34,605   $29,353
                                   =======   =======   =======
       Pre-tax Income (Loss):
         Domestic                  $10,870   $ 1,761   $   666
         European                      473       267      (366)
                                   -------   -------   -------
       Total                       $11,343   $ 2,028   $   300
                                   =======   =======   =======
       Identifiable Assets:
         Domestic                  $29,702   $18,584   $15,516
         European                    2,983     2,793     2,744
                                   -------   -------   -------
       Total                       $32,685   $21,377   $18,260
                                   =======   =======   =======

Sales to customers in Asia-Pacific are included in domestic totals as they are all export sales. Sales to customers in the Asia-Pacific region totaled $14.1 million in fiscal 1996, $2.3 million in fiscal 1995 and were immaterial in fiscal 1994.


SELECTED QUARTERLY DATA (UNAUDITED)
Quarterly data, unaudited, for fiscal 1996 and fiscal 1995 is presented below.

                                             First         Second        Third      Fourth     Fiscal
                                            Quarter        Quarter      Quarter     Quarter     Year
- ------------------------------------------------------------------------------------------------------
      1996
      Net sales                             $12,780        $14,674      $16,577     $17,653    $61,684
      Gross Profit                            4,881          6,105        7,055       7,768     25,809
      Net Income                              1,263          1,816        1,905       2,547      7,531
      Net Income per Share:
        Primary                                 .21            .29          .31         .40       1.21
        Fully Diluted                           .20            .29          .30         .40       1.18

      1995
      Net sales                             $ 7,584        $ 8,394      $ 8,324     $10,303    $34,605
      Gross Profit                            2,408          2,610        2,589       3,665     11,272
      Net Income                                169            230          302         801      1,502
      Net Income per Share:
        Primary                                 .03            .04          .06         .14        .27
        Fully Diluted                           .03            .04          .05         .13        .25


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Semtech Corporation:

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware Corporation) and subsidiaries as of January 28, 1996, and January 29, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semtech Corporation and subsidiaries as of January 28, 1996, and January 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                      /S/Arthur Andersen LLP
                                      ---------------------------------
                                      ARTHUR ANDERSEN LLP



Los Angeles, California
April 9, 1996

                                                                    SCHEDULE  II



                      SEMTECH CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  FOR THE YEARS ENDED JANUARY 30, 1994, JANUARY 29, 1995, AND JANUARY 28, 1996




                                      Balance at                 Charged to                  Balance at
                                      Beginning                   Costs and                     End
                                        of Year         Other      Expenses    Deductions     of Year
                                     ------------   -----------  -----------   -----------  ------------
Year Ended January 30, 1994:
- ---------------------------
  Allowance for doubtful
    accounts                          $291,000        $    -     $ 47,000       $ (18,000)    $320,000


Year Ended January 29, 1995:
- ---------------------------
  Allowance for doubtful
  accounts                            $320,000        $4,000     $ 20,000       $ (63,000)    $281,000


Year Ended January 28, 1996
- ---------------------------
  Allowance for doubtful
  accounts                            $281,000        $    -     $755,000       $(215,000)    $821,000

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information contained at Pages 3 through 6 in Management's Proxy Statement (the "Proxy Statement"), to be filed within 120 days of the Company's fiscal year end, under the heading "Election of Directors" and the information contained on Page 11 of the Proxy Statement regarding appointment of independent accounts is incorporated by reference herein.

    Executive Officers and Certain Other Significant Employees of Registrant
    ------------------------------------------------------------------------

          Name                Age                    Office
          ----                ---                    ------
    John D. Poe               44      President and Chief Executive Officer

    Raymond E. Bregar         48      Executive Vice President-Corporate
                                      Operations

    David G. Franz, Jr.       34      Vice President-Finance and Chief Financial
                                      Officer, Secretary and Treasurer

Mr. Poe became President and Chief Executive Officer of the Company in October 1985. He is a director of the Company. Before serving in this capacity at the Company, Mr. Poe served as Vice President, Operations, for Silicon General, Inc. from August 1984 through September 1985. Prior to that position, Mr. Poe was Military Operations Manager in the Discrete Division at Fairchild Camera and Instrument, Inc. where he managed the manufacture, design and marketing of military discrete semiconductors for more than four years.

Mr. Bregar joined the Company in February 1988 and was appointed Vice President-Engineering in February 1988. From fiscal 1989 through fiscal 1993 Mr. Bregar served as Vice President of Discrete Products. Currently Mr. Bregar serves as Executive Vice President-Corporate Operations, a position he has held since February 1993. Prior to joining the Company, Mr. Bregar served as Business manager of Power Discretes with Fairchild Semiconductor where he directed the research and development and manufacturing of the power mosfet and power rectifier product lines.

Mr. Franz became Vice President-Finance and Chief Financial Officer, Secretary and Treasurer in August of 1993. Prior to joining the Company, Mr. Franz was Director of Finance of the Large Computer Systems Division (formerly the Teradata Corporation) of AT&T from May 1990 through August 1993. Prior to that position Mr. Franz was employed by the Wickes Companies and Arthur Andersen LLP. Mr. Franz is a Certified Public Accountant.

None of the officers has any family relationship to any other officer. The officers are elected annually by the Board of directors and serve at the discretion of the Board.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the Proxy Statement at Pages 5 through 8 under the heading "Executive Compensation" is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Proxy Statement at Page 2 under the heading "Principal Shareholders" and Pages 2 and 5 under the heading "Election of Directors" is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement at Pages 5 through 8 under the heading "Executive Compensation" is incorporated by reference herein.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The financial statements and the Report of Arthur Andersen LLP are included in Part II of this Report on the pages indicated.

                                                                  Page
                                                                  ----
      Index of Financial Statements:
        Consolidated statements of income, three years ended       16
           January 28, 1996

        Consolidated balance sheets, January 28, 1996 and          17
           January 29, 1995

        Consolidated statements of shareholders' equity, three     18
           years ended January 28, 1996

        Consolidated statements of cash flows, three years         19
           ended January 28, 1996

      Notes to consolidated financial statements,                  20
        January 28, 1996

      Report of Independent Public Accountants                     31

      (2) The following financial statements schedule of the Company for the years ended January 28, 1996, January 29, 1995, and January 30, 1994 is filed as part of this Report and should be read in conjunction with the financial statements:

                                                            Page
                                                            ----
      Schedule II -      Valuation and Qualifying Accounts    32

       Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

       Supplementary Financial Information - Quarterly Financial Data
       -----------------------------------
(unaudited) for the years ended January 28, 1996 and January 29, 1995 is included in Part II of this Report at page 30.


(3)  Exhibits - Incorporated by reference from the Company's previous 10-K
     --------
      filings unless otherwise indicated
      3.1   - Certificate of Incorporation, as amended

      3.2   - Bylaws

      4.1 - Indenture between Semtech Corporation and Trust Services of America, Inc.

      4.2   - Form of Debenture (contained in 4.1 above)

      4.3 - First Supplemental Indenture between Semtech Corporation and Trust Services of America, dated May 11, 1988

     10.1 - Security Agreement and Collateral Installment Note between the Company and Merrill Lynch in the aggregate amount of $7,500,000, dated August 24, 1992, as amended on April 10, 1996, for establishing a WCMA line of credit and an equipment acquisition line

     10.4 - Agreement of sublease executed on December 23, 1991, effective January 1, 1991, by the Company and the Corpus
              Christi Airport Development Corporation for a portion of the Company's plant and facilities

     10.6 - Overdraft facility agreement executed on May 26, 1987 between the Company and the Bank of Scotland in the amount of 300,000 pounds sterling

     10.7   - Lease executed on May 1, 1988 and amended on November 1,
              1991 by the Company for a portion of its plant and facilities

     10.8 - Lease executed on September 12, 1988 by the Company for a portion of its plant and facilities

    10.10 - The Company's 1986 Stock Option Plan and the related Form of Option Agreement

    10.11 - The Company's 1987 Stock Option Plan and the related Form of Option Agreement

    10.12   - The Company's 1994 Long-term Stock Incentive Plan and the related
              Form of Option Agreement

    10.11 - The Company's 1994 Non-Employee Directors Stock Option Plan and the related Form of Option Agreement

     11.1   - Computation of per-share earnings (filed with January 30,
              1994 10-K)

     13.1   - Annual Report to Shareholders

     22.1   - Subsidiaries of the Company

     27     - Financial Data Schedule, Article 5, attached

     (b) Reports on Form 8-K - The Company filed an 8-K with the Commission on or about October 13, 1995 as amended on or about December 19, 1995, to report the acquisition of Gamma, Inc., dba ECI Semiconductor.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SEMTECH CORPORATION



                                            By  /S/John D. Poe
                                                ---------------------------
                                                John D. Poe, President
                                                and Chief Executive Officer


                                            Date       April 25, 1996
                                                  ------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    April 25, 1996                  /s/ John D. Poe
      --------------------               -----------------------------
                                         John D. Poe, President
                                         and Chief Executive Officer,
                                         Director


Date:    April 25, 1996                  /s/ David G. Franz Jr
      --------------------               ------------------------------
                                         David G. Franz, Jr.
                                         Vice President-Finance
                                          and Chief Financial Officer,
                                         Secretary and Treasurer
                                         (Principal Accounting
                                          and Financial Officer)


Date:    April 25, 1996                  /s/ James P. Burra
      --------------------               --------------------------------
                                         James P. Burra
                                         Director


Date:    April 25, 1996                  /s/ Rock N. Hankin
      -------------------                 -------------------------------
                                         Rock N. Hankin
                                         Director


Date:    April 25, 1996                  /s/ Allen H. Orbuch
      --------------------               -------------------------------
                                         Allen H. Orbuch
                                         Director


Date:    April 25, 1996                  /s/ James T. Schraith
      -------------------                ------------------------------
                                         James T. Schraith
                                         Director


Date:    April 25, 1996                  /s/ Jack O. Vance
      --------------------               --------------------------------
                                         Jack O. Vance
                                         Director



     The information contained in the Proxy Statement at Pages 6 and 7 under the heading "Executive Compensation" is incorporated by reference herein.