Form 10-Q
period 1996-04-28
SEMTECH CORP
filed 1996-06-12
CIK 88941

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  ____________



For Quarter Ended April 28, 1996               Commission File Number 1-6395
                  --------------                                      ------



                                SEMTECH CORPORATION
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                           95-2119684
  -------------------------------                       -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)


  652 Mitchell Road, Newbury Park, California                      91320
  ------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


   Registrant's telephone number, including area code        (805) 498-2111
                                                           -------------------



                                        N/A
- ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                            Yes   X         No
                                 ---            ---


Number of shares of Common Stock,
$ .01 par value, outstanding at April 28, 1996:  6,027,085.
                                                 ---------

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

     In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of April 28, 1996, and the results of their operations and the changes in their cash flow for the three months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURES)



                                    THREE MONTHS ENDED
                                --------------------------
                                APRIL 28,        APRIL 30,
                                  1996             1995
                                ---------        ---------
NET SALES                        $15,477          $12,780

Cost of sales                      8,995            7,899
                                 -------          -------

  Gross profit                     6,482            4,881

Operating expenses                 3,693            3,008
                                 -------          -------

  Operating Income                 2,789            1,873

Interest income (expense)             15               (9)
                                 -------          -------

Income before taxes                2,804            1,864

Provision for taxes                  921              601
                                 -------          -------

NET INCOME                       $ 1,883          $ 1,263
                                 =======          =======

NET INCOME PER SHARE:

  Primary                        $   .30          $   .21
                                 =======          =======

  Fully diluted                  $   .30          $   .20
                                 =======          =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)


                                                       APRIL 28,    JANUARY 28,
                                                         1996          1996
                                                       ---------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $ 4,919        $ 6,034
  Temporary investments                                     411            411
  Receivables, net                                        8,309          7,987
  Inventories                                            10,823          9,986
  Income taxes refundable                                    75             72
  Deferred income taxes                                     648            521
  Other current assets                                      417            465
                                                        -------        -------
    TOTAL CURRENT ASSETS                                 25,602         25,476
                                                        -------        -------

PROPERTY, PLANT AND EQUIPMENT, NET                        7,311          6,748

OTHER ASSETS                                                138            134

DEFERRED INCOME TAXES                                       340            327
                                                        -------        -------

    TOTAL ASSETS                                        $33,391        $32,685
                                                        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                  $   399        $   404
  Accounts payable                                        3,340          4,060
  Accrued liabilities                                     1,847          2,407
  Other current liabilities                                 301            319
  Income taxes payable                                      691            405
                                                        -------        -------
    TOTAL CURRENT LIABILITIES                             6,578          7,595
                                                        -------        -------

LONG-TERM DEBT, LESS CURRENT MATURITIES                     915          1,024

OTHER LONG-TERM LIABILITIES                                 646            797

SHAREHOLDERS' EQUITY:
  Common Stock, $0.01 par value, 15,000,000
    authorized                                               75             75
  Additional paid-in capital                             10,627         10,520
  Retained earnings                                      14,905         13,022
  Cumulative translation adjustment                        (355)          (348)
                                                        -------        -------

    TOTAL SHAREHOLDERS' EQUITY                           25,252         23,269
                                                        -------        -------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $33,391        $32,685
                                                        =======        =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                              FOR THE THREE MONTHS ENDED
                                                                            -------------------------------
                                                                            APRIL 28,             APRIL 30,
                                                                              1996                   1995
                                                                            ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net income                                                                 $ 1,883               $ 1,263
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                                419                   241
  Changes in assets and liabilities:
    Receivables                                                                 (322)               (1,662)
    Inventories                                                                 (837)                   45
    Other assets                                                                  44                    80
    Accounts payable and accrued liabilities                                  (1,280)                  426
    Income tax refundable                                                         (3)                   (9)
    Income tax payable                                                           286                   388
    Other current liabilities                                                    (18)                    -
    Deferred income taxes                                                       (140)                    -
                                                                             -------               -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                     32                   772
                                                                             -------               -------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Temporary cash investments                                                       -                   342
  Additions to property, plant and equipment                                    (982)                 (536)
                                                                             -------               -------
    NET CASH USED BY INVESTING ACTIVITIES                                       (982)                 (194)
                                                                             -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Net line of credit activity                                                      -                  (175)
  Repayment of debt                                                             (114)                 (188)
  Tax benefits from exercise of stock options                                     66                     -
  Stock options exercised                                                         41                    65
  Other long-term liabilities                                                   (151)                   28
  Other                                                                            -                   (74)
                                                                             -------               -------
    NET CASH USED BY FINANCING ACTIVITIES                                       (158)                 (344)
                                                                             -------               -------
Effect of exchange rate changes on cash                                           (7)                  (31)
Net increase (decrease) in cash and cash equivalents                          (1,115)                  203
Cash and cash equivalents at beginning of period                               6,034                 3,261
                                                                             -------               -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 4,919               $ 3,464
                                                                             =======               =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   INCOME TAXES -

     Effective February 1, 1993, the Company changed its method of accounting for income taxes to comply with the provisions of SFAS No. 109. Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. Prior to fiscal year 1994, deferred income taxes were provided on temporary differences between the income or loss determined for financial reporting and income tax reporting at income tax rates in effect when the differences are expected to be settled. The change did not have a material effect on the financial statements.

The income tax provision for the three months ended April 28, 1996 consisted of income tax expense of $874,000 on the income of the Company's U.S. operations and income tax expense of $47,000 on the income from the Company's foreign operation. In the prior year three month period ended April 30, 1995, the Company incurred income tax expense of $578,000 on the income of the Company's U.S. operations and income tax expense of $23,000 on income from the Company's foreign operation.


2.   INCOME PER SHARE -

     Primary net income per share of common stock has been computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted income per share of common stock was determined on the assumption that all outstanding convertible debentures were converted under the if-converted method, as follows:

                                       THREE MONTHS ENDED
                                     -----------------------
                                     APRIL 28,     APRIL 30,
                                       1996          1995
                                     ---------     ---------
                PRIMARY...........   6,319,000     6,086,000
                                     =========     =========

                FULLY DILUTED.....   6,319,000     6,256,000
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

                         Raw           Work in            Finished           Total
                      Materials        process             goods
 (thousands)
- ------------------------------------------------------------------------------------
APRIL 28, 1996

Gross inventory        $2,280           $7,488           $ 3,720            $13,488
Total reserves           (727)          $ (746)           (1,192)            (2,665)
                       ------           ------           -------            -------

 Net inventory         $1,553           $6,742           $ 2,528            $10,823
                       ======           ======           =======            =======

JANUARY 28, 1996

Gross inventory        $2,016           $7,370           $ 3,191            $12,577
Total reserves           (722)          $ (688)           (1,181)            (2,591)
                       ------           ------           -------            -------

 Net inventory         $1,294           $6,682           $ 2,010            $ 9,986
                       ======           ======           =======            =======

5.   LONG-TERM DEBT -


     Long-term debt at April 28, 1996 consists mainly of notes payable. Notes payable consists of fixed rate loans in the amount of $1,076,000 used for the acquisition of equipment and the loan on the Company's Scotland facility in the amount of $238,000.

6.   LINE OF CREDIT -

     The Company maintains a credit arrangement with a financial institution for a working capital and equipment acquisition line of credit of up to $7,500,000 extending to August 1996 at an interest rate of 30 day rolling commercial paper plus 2.65 percent. The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of April 28, 1996, the Company had $753,000 of borrowings outstanding under this line which were converted into a term loan and reduce the borrowing limit on the line of credit. The Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling at its wholly owned foreign subsidiary, and has obtained a commitment from its bank to expand the line to 1,000,000 pounds sterling on a formula line basis.

7.   SIGNIFICANT CUSTOMERS

     For the three months ended April 28, 1996, one customer accounted for 13% of the Company's revenue. As of April 28, 1996, the Company had receivables from this customer of $993,000. For the three months ended April 30, 1995, one customer accounted for 10% of the Company's revenue.

Item 2.   Management's Discussion and Analysis of Financial Conditions and
          ----------------------------------------------------------------
          Results of Operations
          ---------------------

(l)  Material Changes in Financial Condition
     ---------------------------------------

     At April 28, 1996, Semtech Corporation (the "Company") had working capital of $19,024,000, compared with $17,881,000 at January 28, 1996 - an increase of $1,143,000. The increase was primarily due to the Company's profitability
during the three months ended April 28, 1996.   The Company's shipment levels
and net income for the first quarter of fiscal 1997 were higher than the comparable quarter of last year.

     During the first quarter of fiscal 1997, the Company used $1,115,000 of cash and cash equivalents due to increased levels of inventory, outlays for capital equipment, payments of accrued year-end supplemental compensation and repayment of debt. Operating cash flow was a positive $32,000. The Company's accounts receivable increased by $322,000 during the quarter as the result of the Company's timing of shipments. The Company's inventories continued to increase as more resources were spent on new and existing product lines. The Company plans to continue to actively manage inventories to minimize inventory being carried and to maximize inventory turns. During the first quarter, the Company used cash of $114,000 to repay debt, $982,000 to pay for capital equipment purchases during the quarter and approximately $700,000 for capital equipment purchases which were accrued at year-end. These capital investments were made to increase the capacity and process capabilities for wafer fabrication and increase test capabilities. The ratio of current assets to current liabilities at April 28, 1996, was 3.9 to 1, compared to 3.4 to 1 at January 28, 1996.

     The following leverage ratios indicate the extent to which the Company has been financed with debt:

                                                        APRIL 28,           JANUARY 28,
                                                           1996                 1996
                                                        ----------          ------------
   Long-term debt as a % of total capitalization*          3.5%                 5.2%

   Total debt to total capitalization*                     5.0%                 4.2%

  *Total capitalization is defined as the sum of long-term debt and shareholders' equity.


     The Company continues to implement its strategic plan to expand product lines that serve the computer, communications, industrial and automotive markets. In the past four years the Company has made significant investments in the development and promotion of new products designed to transition away from serving primarily military and aerospace customers. Commitments for new equipment are designed to provide the Company with advanced production capabilities needed to produce new products. In the first quarter ended April 28, 1996 the Company committed $695,000 for capital equipment. The commitments made in the first quarter were to increase test capacity, improve production capabilities and to upgrade the Company's central computer system. Outstanding obligations for capital equipment were $250,000 at April 28, 1996, compared to $537,000 at January 28, 1996. Future capital acquisitions will continue to be based on economic conditions of the Company's markets and the Company's ability to utilize such assets effectively. The Company intends to finance the majority of its capital investments and ongoing operations from internally generated funds, on-hand cash balances, and an available line of credit. The Company believes that current internal cash flows, together with the Company's cash and cash equivalents, temporary investments, and the Company's credit facilities are sufficient to support all currently anticipated future investments in equipment and facilities.

(2)  Material Changes in Results of Operations
     -----------------------------------------

     The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Operations for the three months ended April 28, 1996 and April 30, 1995.


THREE MONTH PERIOD ENDED APRIL 28, 1996 COMPARED WITH THE THREE MONTH PERIOD
- ----------------------------------------------------------------------------
ENDED APRIL 30, 1995:
- --------------------

INDUSTRY TRENDS AND OUTLOOK -

     The commercial semiconductor industry and the markets in which the Company's products are used are characterized by rapid changes and short product life cycles. During the first quarter of fiscal year 1997, the Company experienced reduced demand for foundry wafers and increased price competition in its commercial semiconductor product lines. The Company believes that this trend will continue into the second quarter. The semiconductor industry as a whole has experienced a general slowdown believed to be caused by increased supply and decreased demand by end markets.

     Typical of the semiconductor industry, the Company has experienced declines in average selling prices over the life of its product lines. Prices declines have further been influenced by increased competition and decreased demand. Efforts to offset this decline include increasing units shipped, finding new applications for existing products and introduction of new products. Management will continue to take steps to minimize the impact of declines in average selling prices, however, there is no assurance that these efforts will be successful. Declines in average selling prices and reduced absorption related to lower production rates can significantly impact the gross margins of the Company.

     The market for both the Company's commercial and military-aerospace products remains fiercely competitive. The Company is focusing efforts on eliminating less profitable product lines and pushing new product development. The Company also derives a significant amount of revenue from the sale of foundry wafers. These wafers are generally purchased by manufacturers who package the individual silicon die in their products. The foundry business is also very competitive, with other foundries offering similar services. The revenue generated by the foundry and standard products segments can vary significantly depending not only on macro trends within the industry, but also on conditions at specific customers.

REVENUES -

     Revenues for the first quarter ended April 28, 1996 were $15,477,000 compared to $12,780,000 in the first quarter ended April 30, 1995, an overall increase of 21%. In comparison to last year's first quarter, sales of the Company's standard and custom products increased by 34%, while sales of foundry services declined by approximately 14%.

     Sales of devices used in commercial applications represented approximately 85% of total revenues in the first quarter of fiscal 1997. Computer and peripheral applications represent a large portion of the customer base for the Company's commercial products. Communications, industrial and foundry customers make up the balance of commercial sales. Revenues from military and aerospace customers remained relatively flat in the quarter at approximately 15% of net sales. Sales to commercial customers was 78% versus 22% to military-aerospace customers in the first quarter of last year.

     Shipments to customers located in the Asia-Pacific region were approximately 26% of the total sales for the first quarter of fiscal 1997, an increase over the 21% of total sales recorded in the first quarter of last year. Sales to European customers represented 14% of first quarter of fiscal 1997 total sales compared to 13% in the first quarter of fiscal 1996.

     New orders levels for the first quarter were less than total shipments in the quarter, resulting in a book-to-bill ratio of less than 1 to 1, but above the industry-wide average. In the first quarter, the Company witnessed a change in customer's buying patterns away from longer-term orders to short-term orders, referred to as "turns-fill" orders. The Company believes the semiconductor's industry wide slowdown will continue to affect buying patterns and new order rates through the second quarter and potentially longer. The book-to-bill ratio for last year's first quarter was above 1.10 to 1. Such "turns-fill" orders will be very important for the Company to meet its second quarter revenue targets. There is no guarantee that the Company's "turns-fill" order rate will be sufficient for meeting short-term targets.

COSTS AND EXPENSES -

     COST OF GOODS SOLD -

     Gross profit margins as a percentage of net sales increased to 42% in the first quarter of fiscal 1997, compared to 38% in the same period last year. Gross margins have improved over last year's levels due to increased shipments of higher margin commercial products and improved manufacturing efficiencies. Gross margins in comparison to last year have also been positively impacted by increased throughput at the Company's manufacturing facilities. Future gross margin performance will be affected by shipment rates, product mix, productivity levels and price changes. Average selling prices, capacity utilization and new order rates will continue to have the most significant impact on margins.

     OPERATING EXPENSES -

     Operating costs and expenses were approximately flat at 24% of net sales in the first three months of fiscal 1997 compared to 24% in the first quarter of fiscal 1996. The increase in gross operating expenses reflects an increase in variable selling costs and increased spending on research and development (R&D) activity in the first three months of fiscal 1997.

     The Company is aggressively pursuing additional design and applications talent to foster new product development. Added headcount and overall support of development will continue to result in higher R&D spending levels. The Company hopes to offset some of the increased R&D expense with decreased expenses as percentage of sales in administrative and sales activities. Such a decrease in operating expenses other than R&D will be dependent on the Company's ability to grow revenues.

     OTHER -

     Other income of $15,000 was realized in the quarter ended April 28, 1996, compared to other expense of $9,000 in the prior year's first quarter. The other income and expenses are primarily interest income and expense.

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

     Not applicable.

Item 3.   Defaults upon Senior Securities
          -------------------------------

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

(a) The 1996 Annual Meeting of Shareholders of the Company was duly held on June 6, 1996.

(b) Inapplicable, as (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Act; (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement; and (iii) all of such nominees were duly elected.

(c) Other matters voted upon at the meeting (i) Amendment to the 1994 Long-term Stock Incentive Plan in which there were 2,885,344 affirmative votes, 659,585 negative votes, 23,248 abstaining votes and 1,526,370 Broker Non-Votes.

(d)  Not applicable

Item 5.   Other Information
          -----------------

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

     11.1 -Computation of per share earnings - See Note 2 of Notes to Consolidated Condensed Financial Statements.

     27   -Financial Data Schedule, Article 5

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended April 28, 1996.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: June 12, 1996                    /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       President and
                                       Chief Executive Officer



Date: June 12, 1996                    /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary