Form 10-Q
period 1996-07-28
SEMTECH CORP
filed 1996-09-11
CIK 88941

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 ____________



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                 ____________



For Quarter Ended July 28, 1996               Commission File Number 1-6395
                  -------------                                      ------



                              SEMTECH CORPORATION
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                            95-2119684
 -------------------------------                         ----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


 652 Mitchell Road, Newbury Park, California                      91320
 ------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)


  Registrant's telephone number, including area code         (805) 498-2111
                                                       --------------------



                                      N/A
- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                          Yes   X        No
                              -----          -----



Number of shares of Common Stock,
$ .01 par value, outstanding at July 28, 1996:  6,046,585.
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

    In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of July 28, 1996, and the results of their operations and the changes in their cash flow for the three and six months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURES)
                                  (UNAUDITED)



                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                       -------------------   --------------------
                                       JULY 28,   JULY 30,   JULY 28,    JULY 30,
                                         1996       1995       1996        1995
                                       --------   --------   ---------   --------
NET SALES                               $13,424    $14,674    $28,901     $27,454
Cost of sales                             8,117      8,569     17,112      16,468
                                        -------    -------    -------     -------
  Gross profit                            5,307      6,105     11,789      10,986
Operating expenses                        3,451      3,422      7,144       6,430
                                        -------    -------    -------     -------
Operating income                          1,856      2,683      4,645       4,556
Interest and other(income)expense             1          2        (14)         11
                                        -------    -------    -------     -------
Income before taxes                       1,855      2,681      4,659       4,545
Provision for taxes                         612        865      1,533       1,466
                                        -------    -------    -------     -------
NET INCOME                              $ 1,243    $ 1,816    $ 3,126     $ 3,079
                                        =======    =======    =======     =======
NET INCOME PER SHARE:
  Primary                               $  0.20    $  0.29    $  0.50     $  0.50
                                        =======    =======    =======     =======
  Fully diluted                         $  0.20    $  0.29    $  0.50     $  0.49
                                        =======    =======    =======     =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)


                                                JULY 28,    JANUARY 28,
                                                  1996         1996
                                                --------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $ 5,599       $ 6,034
  Temporary investments                              412           411
  Receivables, net                                 7,763         7,987
  Inventories                                     11,812         9,986
  Income taxes refundable                             88            72
  Deferred income taxes                              473           465
  Other current assets                               489           521
                                                 -------       -------

    TOTAL CURRENT ASSETS                          26,636        25,476
                                                 -------       -------

PROPERTY, PLANT AND EQUIPMENT, NET                 7,349         6,748

OTHER ASSETS                                         182           134

DEFERRED INCOME TAXES                                516           327
                                                 -------       -------

    TOTAL ASSETS                                 $34,683       $32,685
                                                 =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt           $   662       $   404
  Accounts payable                                 2,915         4,060
  Accrued liabilities                              1,877         2,407
  Other current liabilities                          319           319
  Income taxes payable                               438           405
                                                 -------       -------

    TOTAL CURRENT LIABILITIES                      6,211         7,595
                                                 -------       -------

LONG-TERM DEBT, LESS CURRENT MATURITIES            1,357         1,024

OTHER LONG-TERM LIABILITIES                          492           797

SHAREHOLDERS' EQUITY:
  Common Stock, $0.01 par value, 15,000,000
   authorized                                         76            75
  Additional paid-in capital                      10,727        10,520
  Retained earnings                               16,148        13,022
  Cumulative translation adjustment                 (328)         (348)
                                                 -------       -------

    TOTAL SHAREHOLDERS' EQUITY                    26,623        23,269
                                                 -------       -------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $34,683       $32,685
                                                 =======       =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                       FOR THE SIX MONTHS ENDED
                                                       ------------------------
                                                        JULY 28,      JULY 30,
                                                          1996          1995
                                                       ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net income                                             $ 3,126       $ 3,079
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                            876           615
    Tax benefit from stock option transactions               137           635
  Changes in assets and liabilities:
    Receivables                                              224        (2,215)
    Inventories                                           (1,826)         (510)
    Other assets                                              48          (157)
    Accounts payable and accrued liabilities              (1,675)        1,159
    Income tax refundable                                    (16)           (9)
    Income tax payable                                        33           774
    Other liabilities                                       (149)           (3)
    Deferred income taxes                                   (141)         (187)
                                                         -------       -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES              637         3,181
                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Temporary cash investments                                  (1)          410
  Additions to property, plant and equipment              (1,477)       (1,546)
                                                         -------       -------

    NET CASH USED BY INVESTING ACTIVITIES                 (1,478)       (1,136)
                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Net line of credit activity                                  -          (175)
  Additions to debt                                          809             -
  Repayment of debt                                         (218)         (252)
  Stock options exercised                                    120           271
  Other long-term liabilities                               (180)            -
  Other                                                     (145)          (54)
                                                         -------       -------

      NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES        386          (210)
                                                         -------       -------

Effect of exchange rate changes on cash                       20           (42)
Net increase (decrease) in cash and cash equivalents        (435)        1,793
Cash and cash equivalents at beginning of period           6,034         3,261
                                                         -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 5,599       $ 5,054
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

The income tax provision for the six months ended July 28, 1996 consisted of income tax expense of $1,484,000 on the income of the Company's U.S. operations and income tax expense of $49,000 on the income from the Company's foreign operation. In the prior year six month period ended July 30, 1995, the Company incurred income tax expense of $1,416,000 on the income of the Company's U.S. operations and income tax expense of $50,000 on income from the Company's foreign operation.


2.  INCOME PER SHARE -

    Primary net income per share of common stock has been computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted income per share of common stock was determined on the assumption that all outstanding convertible debentures were converted under the if-converted method, as follows:

                       THREE MONTHS ENDED         SIX MONTHS ENDED
                      ---------------------     ---------------------
                      JULY 28,    JULY 30,      JULY 28,    JULY 30,
                        1996        1995          1996        1995
                      ---------   ---------     ---------   ---------

   PRIMARY.........   6,266,000   6,193,000     6,262,000   6,145,000
                      =========   =========     =========   =========

   FULLY DILUTED...   6,266,000   6,341,000     6,262,000   6,341,000
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

                                       Raw        Work in     Finished       Total
          (thousands)               Materials     process       goods
          -------------------------------------------------------------------------
          JULY 28, 1996

          Gross inventory              $2,318      $8,117      $ 4,083      $14,518
          Total reserves                 (731)     $ (770)      (1,205)      (2,706)
                                       ------      ------      -------      -------

           Net inventory               $1,587      $7,347      $ 2,878      $11,812
                                       ======      ======      =======      =======

          JANUARY 28, 1996

          Gross inventory              $2,016      $7,370      $ 3,191      $12,577
          Total reserves                 (722)     $ (688)      (1,181)      (2,591)
                                       ------      ------      -------      -------

           Net inventory               $1,294      $6,682      $ 2,010      $ 9,986
                                       ======      ======      =======      =======

5.  LONG-TERM DEBT -

    Long-term debt at July 28, 1996 is made up soley of notes payable. Notes payable consists of a fixed rate loan in the amount of $289,000 and two variable rate loans totaling $1,494,000 used for the acquisition of equipment and the loan on the Company's Scotland facility in the amount of $236,000.

6.  LINE OF CREDIT -

    The Company maintains a credit arrangement with a financial institution for a working capital and equipment acquisition line of credit of up to $7,500,000 extending to August 1998 at an interest rate of 30 day rolling commercial paper plus 2.50 percent. The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of July 28, 1996, the Company had $1,494,000 of borrowings outstanding under this line which were converted into a term loan and reduce the borrowing limit on the line of credit. The Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling at its wholly owned foreign subsidiary, and has obtained a commitment from its bank to expand the line to 1,000,000 pounds sterling on a formula line basis.

7. SIGNIFICANT CUSTOMERS

   For the three months ended July 30, 1995, one customer accounted for 11% of the Company's net sales. No other customers accounted for greater than 10% of net sales in the periods reported.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

    (l)  Material Changes in Financial Condition
         ---------------------------------------

         At July 28, 1996, Semtech Corporation (the "Company") had working capital of $20,425,000, compared with $17,881,000 at January 28, 1996 - an increase of $2,544,000. The increase was primarily due to the Company's profitability during the six months ended July 28, 1996.

         During the first six months of fiscal 1997, the Company used $435,000 of cash and cash equivalents primarily due to increased levels of outlays for inventory, capital equipment, and year-end supplemental compensation that was accrued in FY96. Operating cash flow for the first half of the year was a positive $637,000. The Company's accounts receivable decreased by $224,000 during the quarter as the result of the lower volume of shipments. The Company's inventories continued to increase as more resources were spent on new and existing product lines and because sales targets were not met. The Company took actions late in the second quarter to cut the production rates for certain product lines, which should bring inventory growth back into line with sales growth. The Company plans to continue to actively manage inventories to minimize inventory being carried and to maximize inventory turns. Planned increases in inventories of certain product lines' should be partially offset by decreased levels in older and declining product lines. During the first half of fiscal 1997, the Company used cash of $218,000 to repay outstanding debt, $1,477,000 to pay for capital equipment purchases. These capital investments were made to increase the capacity and process capabilities for manufacturing functions and to support the Company's overall infrastructure. The ratio of current assets to current liabilities at July 28, 1996, was 4.3 to 1, compared to 3.4 to 1 at January 28, 1996.

         The following leverage ratios indicate the extent to which the Company has been financed with debt:

                                                       JULY 28,     JANUARY 28,
                                                         1996          1996
                                                      ---------     -----------
    Long-term debt as a % of total capitalization*       4.8%           4.2%

    Total debt to total capitalization*                  7.2%           5.9%

      *Total capitalization is defined as the sum of long-term debt and shareholders' equity.

         The Company's strategic plan is to expand product lines that serve the computer, communications, industrial and automotive markets. In the past four years the Company has made significant investments in the development and promotion of new products designed to transition the Company from primarily military and aerospace markets to commercial markets. A majority of commitments for new equipment advanced the Company's production capabilities for producing new products. In the six months ended July 28, 1996 the Company spent $1,477,000 for capital equipment. The commitments made were to increase test capacity, improve production capabilities and to upgrade the Company's central computer system. Future capital acquisitions will continue to be based on economic conditions of the Company's markets and the Company's ability to utilize such assets effectively. The Company intends to finance the majority of its capital investments and ongoing operations from internally generated funds, on-hand cash balances, and an available line of credit. The Company believes that current internal cash flows, together with the Company's cash and cash equivalents, temporary investments, and the Company's credit facilities are sufficient to support all currently anticipated future investments in equipment and facilities.

    (2)  Material Changes in Results of Operations
         -----------------------------------------

         The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Operations for the three and six month periods ended July 28, 1996 and July 30, 1995.


    THREE AND SIX MONTH PERIODS ENDED JULY 28, 1996 COMPARED WITH THE THREE AND
    ---------------------------------------------------------------------------
    SIX MONTH PERIODS ENDED JULY 30, 1995:
    -------------------------------------

    INDUSTRY TRENDS AND OUTLOOK -

         The commercial semiconductor industry and the markets in which the Company's products are used are characterized by rapid changes and short product life cycles. During the first half of fiscal year 1997, the Company experienced reduced demand for foundry wafers and increased price competition in its commercial semiconductor product lines. The Company believes that it bottomed out in certain of its major product lines during the second quarter. Based on current market conditions the Company expects to see sales growth in the third and fourth quarter of its fiscal 1997 year. The Company's commitment to its strategic plan should benefit results when market conditions improve.

    The semiconductor industry as a whole has experienced a general slowdown believed to be caused by increased supply, decreased demand by end markets, and high inventory levels at electronic manufacturers. The Company did experience increased order rates in the latter part of the second quarter. While the improved orders trend in the quarter was encouraging, there is still no assurance that this order rate improvements will continue throughout the second half of fiscal 1997.

         Typical of the semiconductor industry, the Company has experienced declines in average selling prices over the life of its product lines. Prices declines have further been influenced by increased competition and decreased demand. Efforts to offset this decline include increasing units shipped, improved manufacturing efficiencies, finding new applications for existing products, introduction of new products and a major program to reduce to silicon die size in several product families. Management will continue to take steps to minimize the impact of declines in average selling prices, however, there is no assurance that these efforts will be successful. Declines in average selling prices and reduced absorption related to lower production rates can significantly impact gross margins of the Company.

         The market for both the Company's commercial and military-aerospace products remains fiercely competitive. The Company is focusing efforts on eliminating less profitable product lines and pushing new product development. The Company also derives approximately 15% (estimate for most recent quarter) of revenues from the sale of foundry wafers. These wafers are generally purchased by manufacturers who package the individual silicon die in their products. The foundry business is also very competitive, with other foundries offering similar services. The revenue generated by the foundry and standard products segments can vary significantly depending not only on macro trends within the industry, but also on conditions at specific customers.

    REVENUES -

         Revenues for the second quarter ended July 28, 1996 were $13,424,000 compared to $14,674,000 in the second quarter ended July 30, 1995, a decrease of 9%. Revenues for the six months ended July 28, 1996 were $28,901,000 compared to $27,454,000 in six months ended July 30, 1995, an increase of 1,447,000 or 5%. The decline in revenues for the second quarter compared to the prior year period was due to an industry wide slowdown in the overall semiconductor industry. While the Company continued to ship more units of its commercial products in the quarter, lower unit prices hurt revenue and margin levels. In addition, foundry related business remained weak as customers' continue to work down inventory levels. The Company believes that certain of these trends can be reversed in the second half of fiscal 1997, if market conditions improve.

         Sales of devices used in commercial applications represented approximately 85% of total revenues in the second quarter of fiscal 1997. Computer and peripheral applications represent a large portion of the customer base for the Company's commercial products. Communications, industrial and foundry customers make up the balance of commercial sales. Revenues from military and aerospace remains at approximately 15% of net sales. Sales to commercial customers was 80% versus 20% to military-aerospace customers in the second quarter of last year.

         Shipments to customers located in the Asia-Pacific region were 30% of the total sales for fiscal 1997's second quarter, an increase of 31% over Asia-Pacific sales recorded in the comparable quarter of last year. Sales to European customers represented 14% of total sales for the second quarter of fiscal 1997 compared to 12% in the second quarter of fiscal 1996.

         New order levels for the first and second quarters were less than total shipments in each respective quarter, resulting in a book-to-bill ratio of less than 1 to 1. The book-to-bill ratio for the comparable three and six month periods last year were estimated to be 1.1 to 1. Total new orders for the second and third months of the second quarter of fiscal 1997 did improve and were above a book-to-bill ratio of 1 to 1 for those combined months. Customers' inventory levels, most apparent in the Company's line of voltage regulators, appear to be at very low levels. Our customers have significantly reduced their inventory of our products during the first half of fiscal 1997, the Company expects that this will result in improved order and shipment rates for the second half of the year. However, a significant quantity of orders received are short-term orders (referred to as "turns-fill" orders) versus longer-term scheduled orders. These short-term order patterns result in lower future period backlog and make forecasting of future period shipments less reliable.

    COSTS AND EXPENSES -

         COST OF GOODS SOLD -

         Gross profit margins as a percentage of net sales was 40% in the second quarter of fiscal 1997, compared to 42% in the same period last year. For the six months ended July 28, 1996 and July 30, 1995, gross margins were 41% and 40%, respectively. The decline in gross margins for the second quarter and improvement for the six month period is mostly attributed to the level of shipments in those periods. Unfavorable price changes in the first six months of fiscal 1997 was only partially offset by an improved mix of products shipped.

         The Company took steps in the second quarter that should benefit gross margins in the second half. The organization's overall headcount was reduced by 21% and efforts were made to reduce the die size in many of the Company's integrated circuit (IC) products. The reduction in headcount was needed to downsize operations that support older and declining product lines. Some positions will need to be re-staffed if demand in certain product lines increase. Die size shrinks allow for more products to be produced from each fabricated wafer - a benefit of increased efficiencies and lower costs.

         Future gross margin performance will be affected by the above noted changes as well as shipment rates, product mix, productivity levels and price changes. Average selling prices, capacity utilization and new order rates will continue to have the most significant impact on margins.

         OPERATING EXPENSES -

         Operating costs and expenses were at 26% of net sales in the second quarter of fiscal 1997 compared to 23% in the second quarter of fiscal 1996. Operating expenses for the first half of fiscal 1997 were at 25% of net sales versus 23% in the first six months of fiscal 1996. Both the quarterly and six month operating expenses reflect increased spending on research and development (R&D) activity.

         In May 1996, the Company opened a design center at its Santa Clara, California facility. Two senior designers were also added in the second quarter, one of which was named vice president of product design and development. The Company plans to add up to 10 new designers to the design center's staff by the end of fiscal 1997 to support additional design activity.

         The Company will continue to aggressively pursue not only additional design, but also applications and strategic marketing talent needed to foster new product development. Added headcount and overall support of development will continue to result in higher R&D spending levels. The Company hopes to offset some of the increased R&D expense with decreased expenses as a percentage of sales in administrative and sales activities. Such a decrease in operating expenses other than R&D will be dependent on the Company's ability to grow revenues.

         OTHER -

         Interest and other expense of $1,000 was realized in the quarter ended July 28, 1996, compared to other expense of $2,000 in the prior year's second quarter. For the six month periods ended July 28, 1996 and July 30, 1995, $14,000 of income and $11,000 of expense, respectively, was realized. Other income and expenses for all periods is primarily interest income and expense.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The 1996 Annual Meeting of Shareholders of the Company was duly held on June 6, 1996. The results of voting have been previously reported.

(b) Inapplicable, as (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Act; (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement; and (iii) all of such nominees were duly elected.

(c)  The results of voting have been previously reported.

(d)  Not applicable

Item 5.  Other Information
         -----------------

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

     11.1 -Computation of per share earnings - See Note 2 of Notes to Consolidated Condensed Financial Statements.

     27   -Financial Data Schedule, Article 5

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the six months ended July 28, 1996.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: September 10, 1996               /s/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       President and
                                       Chief Executive Officer



Date:  September 10, 1996              /s/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary