Form 10-Q
period 1996-10-27
SEMTECH CORP
filed 1996-12-11
CIK 88941

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                _______________


For Quarter Ended October 27, 1996                 Commission file Number 1-6395
                  ----------------                                        ------


                              SEMTECH CORPORATION
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                               95-2119684
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification number)


652 Mitchell Road, Newbury park, California                        91320
--------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code            (805) 498-2111
                                                          ------------------


                                      N/A
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                              Yes  x     No ____
                                  ---

Number of shares of common stock,
$ .01 par value, outstanding at October 27, 1996: 6,064,285.
                                                  ---------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements
          --------------------

     The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K

     In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of October 27, 1996, and the results of their operations and the changes in their cash flow for the three and nine months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (in thousands, except for per share figures)
                                  (Unaudited)

                                                Three Months Ended        Nine Months Ended
                                               --------------------      -------------------
                                              October 27  October 29    October 27 October 29
                                                 1996        1995          1996       1995
                                              ----------  ----------    ---------- ----------
NET SALES                                       $ 17,093    $ 16,577      $ 45,994   $ 44,031
Cost of sales                                     10,030       9,522        27,142     25,990
                                              ----------  ----------    ---------- ----------
  Gross profit                                     7,063       7,055        18,852     18,041
Operating expenses                                 4,121       3,714        11,265     10,144
                                              ----------  ----------    ---------- ----------
Operating income                                   2,942       3,341         7,587      7,897
Interest and other (income) expense                   (4)        451           (18)       462
                                              ----------  ----------    ---------- ----------
Income before taxes                                2,946       2,890         7,605      7,435
Provision for taxes                                  972         985         2,505      2,451
                                              ----------  ----------    ---------- ----------
NET INCOME                                      $  1,974    $  1,905      $  5,100   $  4,984
                                              ==========  ==========    ========== ==========
NET INCOME PER SHARE:
  Primary                                       $   0.31    $   0.31      $   0.80   $   0.81
                                              ==========  ==========    ========== ==========
  Fully diluted                                 $   0.31    $   0.30      $   0.80   $   0.78
                                              ==========  ==========    ========== ==========

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                     October 27,    January 28,
                                                        1996           1996
                                                     -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $ 6,664        $ 6,034
  Temporary investments                                      411            411
  Receivables, net                                         8,892          7,987
  Inventories                                             12,197          9,986
  Income taxes refundable                                     75             72
  Deferred income taxes                                      461            465
  Other current assets                                       571            521
                                                         -------        -------
     TOTAL CURRENT ASSETS                                 29,271         25,476
                                                         =======        =======
PROPERTY, PLANT AND EQUIPMENT, NET                         7,937          6,748

OTHER ASSETS                                                 166            134

DEFERRED INCOME TAXES                                        524            327
                                                         -------        -------
     TOTAL ASSETS                                        $37,898        $32,685
                                                         =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                   $   503        $   404
  Accounts payable                                         4,011          4,060
  Accrued liabilities                                      2,258          2,407
  Other current liabilities                                  310            319
  Income taxes payable                                       646            405
                                                         -------        -------
     TOTAL CURRENT LIABILITIES                             7,728          7,595
                                                         =======        =======

LONG-TERM DEBT, LESS CURRENT MATURITIES                      960          1,024

OTHER LONG-TERM LIABILITIES                                  434            797

SHAREHOLDERS' EQUITY:
  Common Stock, $0.01 par value, 15,000,000
   authorized                                                 76             75
Additional paid-in capital                                10,847         10,520
Retained earnings                                         18,122         13,022
Cumulative translation adjustment                           (269)          (348)
                                                         -------        -------
     TOTAL SHAREHOLDERS' EQUITY                           28,776         23,269
                                                         -------        -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $37,898        $32,685
                                                         =======        =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                        For the Nine Months Ended
                                                        -------------------------
                                                        October 27,   October 29,
                                                           1996          1995
                                                        -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES -
  Net income                                              $ 5,100       $ 4,984
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           1,399           896
    Tax benefit from stock option transactions                192         1,035
  Change in assets and liabilities:
    Receivables                                              (905)       (2,937)
    Inventories                                            (2,211)       (1,567)
    Other assets                                              (32)         (388)
    Accounts payable and accrued liabilities                 (198)          836
    Income tax refundable                                      (3)           (7)
    Income tax payable                                        241           862
    Other liabilities                                        (363)            _
    Deferred income taxes                                    (193)         (305)
                                                        ---------     ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES             3,027         3,409
                                                        =========     =========
CASH FLOWS FROM INVESTING ACTIVITIES -
  Temporary cash investments                                    -           401
  Additions to property, plant and equipment               (2,587)       (2,552)
                                                        ---------     ---------
    NET CASH USED BY INVESTING ACTIVITIES                  (2,587)       (2,151)
                                                        =========     =========
CASH FLOWS FROM FINANCING ACTIVITIES -
  Net line of credit activity                                   -          (175)
  Additions to debt                                           809             _
  Repayment of debt                                          (774)         (307)
  Stock options exercised                                     135           305
  Other                                                       (59)          (27)
                                                        ---------     ---------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        111          (204)
                                                        =========     =========
Effect of exchange rate changes on cash                        79           (59)
Net increase in cash and cash equivalents                     630           995
Cash and cash equivalents at beginning of period            6,034         3,261
                                                        ---------     ---------
CASH AND CASH  EQUIVALENTS AT END OF PERIOD               $ 6,664       $ 4,256
                                                        =========     =========

                     SEMTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   INCOME TAXES -

     Effective February 1, 1993, the Company changed its method of accounting for income taxes to comply with the provisions of SFAS No. 109. Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. Prior to fiscal year 1994, deferred income taxes were provided on temporary difference between the income or loss determined for financial reporting and income tax reporting at income tax rates in effect when the difference are expected to be settled. The change did not have a material effect on the financial statements.

The income tax provision for the nine months ended October 27, 1996 consisted of income tax expenses of $2,384,000 on the income of the Company's U.S. operations and income tax expense of $121,000 on the income from the Company's foreign operation. In the prior year nine month period ended October 29, 1995, the Company incurred income tax expense of $2,347,000 on the income of the Company's U.S. operations and income tax expense of $104,000 on income from the Company's foreign operation.

2.   INCOME PER SHARE -

     Primary net income per share of common stock has been computed based on the weighted average number of common and common equivalent shares outstanding. Fully diluted income per share of common stock was determined on the assumption that all outstanding convertible debentures were converted under the if-converted method, as follows:

                            Three Months Ended          Nine Months Ended
                          ----------------------      ---------------------
                         October 27,  October 29,     October 27,  October 29,
                             1996         1995            1996         1995
                         ----------   -----------     ----------   -----------
Primary..............    6,316,000    6,238,000       6,343,000    6,127,000
                         =========    =========       =========    =========

Fully Diluted........    6,402,000    6,379,000       6,351,000    6,379,000
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

                          Raw      Work in     Finished    Total
     (thousands)       Materials   process       goods
     -------------------------------------------------------------
     OCTOBER 27, 1996

     Gross inventory   $ 2,425     $ 8,945     $ 3,752     $15,122
     Total reserves       (745)    $  (873)     (1,307)     (2,925)
                       -------     -------     -------     -------
      Net inventory    $ 1,680     $ 8,072     $ 2,445     $12,197
                       =======     =======     =======     =======

     JANUARY 28, 1996

     Gross inventory   $ 2,016     $ 7,370     $ 3,191     $12,577
     Total reserves       (722)       (688)     (1,181)     (2,591)
                       -------     -------     -------     -------
      Net inventory    $ 1,294     $ 6,682     $ 2,010     $ 9,986
                       =======     =======     =======     =======

5.   LONG-TERM DEBT -

     Long-term debt at October 27, 1996 is made up solely of notes payable. Notes payable consists of a fixed rate loan in the amount of $257,000 and two variable rate loans totaling $968,000 used for the acquisition of equipment and the loan on the Company's Scotland facility in the amount of $238,000.

6.   LINE OF CREDIT -

     The Company maintains a credit arrangement with a financial institution for a working capital and equipment acquisition line of credit of up to $7,500,000 extending to August 1998 at an interest rate of 30 day rolling commercial paper plus 2.50 percent. The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of October 27, 1996, the Company had $968,000 of borrowings outstanding under this line which were converted into term loans and reduce the borrowing limit on the line of credit. The Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling at its wholly owned foreign subsidiary, and has obtained a commitment from its bank to expand the line to 1,000,000 pounds sterling on a formula line basis.

7.   SIGNIFICANT CUSTOMERS

     For the three months ended October 27, 1996, one customer accounts for 10% of the Company's net sales. For the three and nine months ended October 29, 1995, one customer accounted for approximately 12% and 11% of the Company's revenue, respectively.

Item 2.   Management's Discussion and Analysis of Financial Conditions and
          ----------------------------------------------------------------
          Results of Operations
          ---------------------

     (1)  Material Changes in Financial Condition
          ---------------------------------------

          At October 27, 1996, Semtech Corporation (the "Company") had working capital of $21,543,000, compared with $17,881,000 at January 28, 1996 - an increase of $3,662,000. The increase was primarily due to the Company's profitability during the nine months ended October 27, 1996.

          For the first three quarters of fiscal year 1997, the Company built $630,000 of cash and cash equivalents. The build in cash and cash equivalents was due to Company's profitability during the period and was only partially offset by cash outlays for inventory, capital equipment, and year-end supplemental compensation relating to the prior fiscal year. Operating cash flow for the first nine months of the year was a positive $3,027,000, a majority of which was generated in the third quarter. Major factors effecting operating cash flow include profitability, increased inventory levels and increased accounts receivable.

          The Company's inventories continued to increase as more resources were spent on new and existing product lines. The growth rate of inventory levels for the third quarter was less than the two previous quarters due to increased sales during the quarter. The Company actively manages inventories in an effort to minimize the levels of each product lines' inventory, without limiting the ability to grow sales. It is expected that inventory levels will continue to grow over future quarters as efforts are made to increase revenue levels and diversify the organizations' product lines and market applications. Planned increases in inventories of certain product lines' should be partially offset by decreased levels in older and declining product lines.

          During the first nine months of fiscal 1997, the Company used cash of $774,000 to repay outstanding debt, $2,587,000 to pay for capital equipment purchases. The ratio of current assets to current liabilities at October 27, 1996, was 3.8 to 1, compared to 3.4 to 1 at January 28, 1996.

          The following leverage ratios indicate the extent to which the Company has been financed with debt:

                                                        October 27,  January 28,
                                                           1996         1996
                                                        -----------  -----------
       Long-term debt as a % of total capitalization*      3.2%         4.2%
       Total debt to total capitalization*                 4.9%         5.9%

       *Total capitalization is defined as the sum of long-term debt and shareholders' equity.

          Expansion of product lines that serve commercial markets is the focus of the Company's strategic plan. Investment in design, applications, strategic marketing and advanced manufacturing process are all aimed at improving the organization's ability to serve the computer, communications, industrial and automotive markets. The Company once derived more than 70% of its revenues from products sold to military and aerospace customers. Over the past four years, the transition from serving primarily military customers to serving commercial customers has resulted in approximately
     15% of revenues being
derived from military accounts and 85% from commercial accounts (for the first nine months of fiscal 1997).

In the nine months ended October 27, 1996 the Company spent $2.6 million for capital equipment. The commitments made were to increase test capacity, improve production capabilities and to upgrade the Company's central computer system. Future capital acquisitions will continue to be based on economic conditions of the Company's markets and the Company's ability to utilize such assets effectively. The Company intends to finance the majority of its capital investments and ongoing operations from internally generated funds, on-hand cash balances, and an available line of credit. The Company believes that current internal cash flows, together with the Company's cash and cash equivalents, temporary investments, and the Company's credit facilities are sufficient to support all currently anticipated future investments in equipment and facilities.

(2)  Material Changes in Results of Operations
     -----------------------------------------

     The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Operations for the three and nine month periods ended October 27, 1996 and October 29, 1995.

THREE AND NINE MONTH PERIODS ENDED OCTOBER 27, 1996 COMPARED WITH THE THREE AND
-------------------------------------------------------------------------------
NINE MONTH PERIODS ENDED OCTOBER 29, 1995:
-----------------------------------------

INDUSTRY TRENDS AND OUTLOOK -

     The commercial semiconductor industry and the markets in which the Company's products are used are characterized by rapid changes and short product life cycles. During the first six months of fiscal year 1997, there was reduced demand for the Company's foundry wafers and increased price competition in its commercial semiconductor product lines. The Company did experience improved new order rates and related shipment levels in the third quarter. The improved market conditions were most notably in the computer and computer peripheral markets. Several positive factors that benefited the Company's results in the three months ended October 27, 1996 was increased production rates at computer manufactures, requirements for multiple devices per application and the addition of three new high-profile electronics manufactures to its customer base.

     Increased bookings during the third quarter allowed the Company to build backlog for the fourth quarter in excess of the levels entering the third quarter. Because of the higher backlog levels the Company will be less dependent on 'turns' orders to fill in the fourth quarter.

     Typical of the semiconductor industry, the Company has experienced declines in average selling prices over the life of its product lines. Prices declines have further been influenced by increased competition. Efforts to offset this decline include increasing units shipped, improved manufacturing efficiencies, finding new applications for existing products, introduction of new products and a major program to reduce silicon die size in several product families. Management will continue to take steps to minimize the impact of declines in average selling prices, however, there is no assurance that these efforts will be successful. Declines in average selling prices and reduced absorption related to lower production rates can significantly impact gross margins of the Company.

     The market for both the Company's commercial and military-aerospace products remains fiercely competitive. The Company is focusing efforts on eliminating less profitable product lines and pushing new product development. The Company also derives approximately 15% (estimate for most recent quarter) of revenues from the sale of foundry wafers. These wafers are generally purchased by manufacturers who package the individual silicon die in their products. The foundry business is also very competitive, with other foundries offering similar services. The revenues generated by the foundry and standard products segments can vary significantly depending not only on macro trends within the industry, but also on conditions at specific customers.

REVENUES -

     Revenues for the third quarter ended October 27, 1996 were $17,093,000 compared to $16,577,000 in the third quarter ended October 29, 1995, an increase of 3%. Revenues for the nine months ended October 27, 1996 were $45,994,000 compared to $44,031,000 in the nine months ended October 29, 1995, an increase of 1,963,000 or 4%. As expected, conditions in the semiconductor market improved during the third quarter. These improved market conditions and further market penetration by the Company, produced the quarter over quarter increase in revenues.

     Sales of devices used in commercial applications represented approximately 85% of total revenues in the third quarter of fiscal 1997. Computer and peripheral applications represent a large portion of the customer base for the Company's commercial products. Communications, industrial and foundry customers make up the balance of commercial sales. Revenues from military and aerospace remains at approximately 15% of net sales.

     Shipments to customers located in the Asia-Pacific region were 36% of the total sales for fiscal 1997's third quarter, an increase over the comparable prior year quarter in which sales in the Asia-Pacific region represented 24% of sales. Sales to European customers represented 14% of total sales for the third quarter of fiscal 1997 compared to 13% in the third quarter of fiscal 1996.

     New order levels for the third quarter were greater than total shipments in the quarter, resulting in a book-to-bill ratio of greater than 1 to 1. The book-to-bill ratio for the comparable three month period last year was also greater than 1 to 1. The strong third quarter book to bill reflects an improvement in market conditions, the Company's introduction of new products and strong demand from the Company's customers in the personal computer industry. Customers' inventory levels, most apparent in the Company's line of voltage regulators, appear to be at very low levels. Our customers significantly reduced their inventory of our products during the first half of fiscal 1997. The improved booking rate will reduce the Company's dependence on 'turns' business to fill in the fourth quarter. However, a fair quantity of orders received are short-term orders (referred to as "turns-fill" orders) versus longer-term scheduled orders.

COSTS AND EXPENSES -

     COST OF GOODS SOLD -

     Gross profit margins as a percentage of net sales was 41.3% in the third quarter of fiscal 1997, compared to 42.5% in the same period last year. For the nine months ended October 27, 1996 and October 29, 1995, gross margins were 41% and 41%, respectively. The decline in gross margins for the third quarter is due to declines in average unit selling prices, partially offset by improved manufacturing yields and efficiencies and by an improved mix of products shipped.

     The Company took steps in the third quarter that should benefit gross margins in the fourth quarter. New designs were put into production which reduce the die size in many of the Company's integrated circuit (IC) products. Die size shrinks allow for more products to be produced from each fabricated wafer - a benefit of increased efficiencies and lower costs.

     Future gross margin performance will be affected by the above noted changes as well as shipment rates, product mix, productivity levels and price changes. Average selling prices, capacity utilization and new order rates will continue to have the most significant impact on margins.

     OPERATING EXPENSES  -

     Operating costs and expenses were at 24% of the net sales in the third quarter of fiscal 1997 compared to 22% in the third quarter of fiscal 1996. Operating expenses for the first nine months of fiscal 1997 were at 24% of net sales versus 23% in the first nine months of fiscal 1996. Both the quarterly and nine month operating expenses reflect increased spending on research and development (R&D) activity.

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

     OTHER -

     Interest and other income of $4,000 was realized in the quarter ended October 27, 1996, compared to other expense of $451,000 in the prior year's third quarter. The prior year other expense included a charge of $492,000 relative to the completion of Semtech's acquisition of Gamma Inc. For the nine month periods ended October 27, 1996 and October 29, 1995, $18,000 of income and $462,000 of expense, respectively, was realized. Other income and expenses for all periods is primarily interest income and expense.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

     11.1 -Computation of per share earnings - See Note 2 of Notes to Consolidated Condensed Financial Statements.

     27    -Financial Data Schedule, Article 5

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the nine months ended October 27, 1996.

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

                                             SEMTECH CORPORATION
                                             -------------------
                                             Registrant


Date: December 10, 1996                      /S/ John D. Poe
                                             --------------------------------
                                             John D. Poe
                                             President and
                                             Chief Executive Officer


Date: December 10, 1996                      /S/ David G. Franz, Jr.
                                             --------------------------------
                                             David G. Franz, Jr.
                                             Vice President Finance, Chief
                                             Financial Officer, and
                                             Secretary