Form 10-K405
period 1997-01-26
SEMTECH CORP
filed 1997-04-25
CIK 88941

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 26, 1997
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________

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

                     Common Stock par value $.01 per share
                                (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                       -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this
form 10-K.    [X]

Aggregate market value of voting stock held by non affiliates of the registrant as of April 11, 1997 $151,962,921 and the market price of the Registrant's stock was $24.75 per share. The number of shares outstanding of the Registrant's common stock was 6,139,916 at April 11, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant's annual meeting of shareholders on June 5, 1997.

This report on Form 10-K contains a total of 36 pages.

                              SEMTECH CORPORATION
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED JANUARY 26, 1997



                                     PART I


                                                                    PAGE
                                                                    ----
Item 1      Business                                                 2
Item 2      Properties                                               7
ITem 3      Legal Proceedings                                        8
ITEM 4      Submission of Matters to a Vote of Security Holders      8


                                    PART II


Item 5      Market for the Registrant's Common Equity
            and Related Shareholder Matters                          9
Item 6      Selected Financial Data                                  9
Item 7      Management's Discussion and Analysis of
            Financial Condition and Results of Operations            9
Item 8      Financial Statements and Supplementary Data             14
Item 9      Changes in or Disagreements With Accountants on
            Accounting and Financial Disclosure                     30



                                    PART III

Item 10     Directors and executive officers of the registrant      30
Item 11     Executive Compensation                                  31
Item 12     Security Ownership of Certain Beneficial Owners
            and Management                                          31
Item 13     Certain Relationships and Related Transactions          31



                                    PART IV


Item 14    Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                      32
           Signatures                                               35

                                     PART I
                                     ------

ITEM 1.  BUSINESS

GENERAL
Semtech Corporation ("Semtech" or the "Company") was incorporated in 1960 in Delaware and the Company's initial public offering was in 1967. The Company's principal executive offices are located at 652 Mitchell Road, Newbury Park, California.

Semtech designs, manufactures and markets a wide range of analog semiconductors, including integrated circuits ("ICS"), discrete circuits, and assembly products. the Company's devices are used in a variety of applications including computer, communications, industrial, military-aerospace and automotive. The Company also provides wafer foundry services for customers who produce electronic components primarily for computers, peripheral and communications markets.

INDUSTRY

Analog semiconductors address "real world" functions, which is in contrast to digital circuits that compute and process information. Analog provides the ability for today's digitally dominated electronics to interface with the outside world. Such real world functions as temperature, speed, sound and electrical current all behave in a continuous manner, which is in contrast to digital circuit's on's and off's (expressed in binary code as 1's and 0's). Analog devices play the important role of managing these functions and bridging the gap with digital electronics.

Semtech has strategically focused on designing and manufacturing analog semiconductors for solving power management issues. As today's electronic components continue to increase in performance, digital circuits require more
complex power management solutions.   Important industry trends that the Company
continues to take advantage of include the move to lower operating voltages, portability, the proliferation of battery operated equipment, and increased connectivity.

The market for analog semiconductors varies in comparison to the market for digital semiconductors. The analog industry is specifically characterized by: fragmented end-market segments, significantly less capital intensive than the digital industry, longer product life cycles, and greater dependence on design. Analog semiconductor companies tend to be much less dependent than digital producers on state of the art manufacturing equipment. Analog, conversely, places importance on design and applications talent.

The overall commercial semiconductor industry and the end markets in which the Company's products are sold are characterized by constant changes. Due to lower operating voltages and more complex power management requirements, there has been increased demand for the types of analog circuits supplied by Semtech. Specific drivers of the Company's recent growth include the movement of microprocessors to lower operating voltages and increased recognition of the need for protection against transients. While the Company has seen wide acceptance of its products which address this demand for complex power management requirements, the markets for these products remain very competitive.

APPLICATIONS

End market applications for the Company's products sold during fiscal 1997 are estimated to be: 41% computer, 8% communications, 22% industrial, 14% military/aerospace and 15% foundry sales. Use of the Company's line of voltage regulators in powering desktop microprocessors represents the largest end product application. Other specific applications include servers, computer add-on cards, printers, cellular phone base stations, cellular phone handsets, portable devices, factory automation systems, medical equipment, automotive sub-systems, and defense and aviation systems.

PRODUCTS

The following is a description of the Company's main product lines:

Transient Voltage Suppressors.  Transient voltage suppressors provide protection
-----------------------------
for AC signals and DC signals and have many protection applications where large voltage transients can permanently damage voltage-sensitive components. Surface mount transient voltage suppressors prevent system degradation from electrostatic discharge generated by the human body. Specific applications are found in computer, datacommunciations, telecommunications, industrial, military and aerospace markets.

Linear and Switching Voltage Regulators.  Switching regulators are designed for
---------------------------------------
use in step-down applications requiring accurate output voltages over combined variations of line, load and temperature. These products greatly simplify switching power supply design. Linear voltage regulators are monolithic integrated circuits designed for use in applications requiring a well regulated output voltage. The primary application of these products has been in power regulation for microprocessors.

Modular Assemblies.  A power assembly is a package of rectifiers of one or more
------------------
types encased in epoxy or silicon by various molding techniques, constituting one or more basic rectifier circuits. Also produced are power modules that consist of one or more voltage regulators and other surrounding components which are mounted on a printed circuit board and fitted with an application specific socket. The Company manufactures assemblies as catalog items and for special customer requirements. Modules are used for computer, industrial and other market applications.

Other Standard and Custom ICS. Other standard and custom circuits include a wide
-----------------------------
variety of industry standard and customer specific devices. Technical applications for these products include power management and sensory functions. Markets include industrial, consumer, automotive and computer.

Foundry Wafers.  Semtech supplies wafers which it founders for other
--------------
semiconductor manufacturers. Much of the processed silicon currently sold goes into discrete components whose principal applications are in the personal computer, peripherals and industrial markets.

Rectifiers.  The Company has several different categories of silicon rectifiers
----------
which are primarily used to convert alternating current to direct current. General use silicon rectifiers are primarily used to convert alternating current to direct current necessary for instruments, power supplies, small appliances and control equipment. These products are sold to military, aerospace and commercial customers.

MANUFACTURING CAPABILITIES

The Company has manufacturing facilities in California, Texas, Mexico and Scotland. The Company's commercial IC production facilities are located in Santa Clara, California and Corpus Christi, Texas. Discrete wafer fabrication, testing, probe and some assembly activity is handled at the Newbury Park, California location. The Company's Reynosa, Mexico facility provides relatively low cost assembly and test capabilities and the Glenrothes, Scotland facility provides value-added manufacturing capabilities for serving the European markets.

The Company fabricates and assembles a majority of its products from basic materials (principally silicon, ceramic materials, metals and plastics), all of which are available from a number of suppliers. The Company is not dependent on any particular supplier of materials for its products. The Company utilizes subcontractors in Taiwan, Malaysia, Thailand and the Philippines to assemble certain high-volume commercial product lines. While the Company currently has adequate capacity with these subcontractors, a reduction in available capacity could negatively impact operating results in the short-term.

A large part of the manufacturing operation is performed by operators working on standard equipment in the Company's wafer fabrication lines ("wafer fabs"). New designs or process modifications are tested by both product and process engineering prior to being incorporated into the manufacturing process. The Company's wafer fabrication facilities employ various bipolar processes. The facilities and related fabrication processes used tend to be significantly less costly than state-of-the-art digital fabrication facilities and likewise utilize equipment that is less subject to obsolescence.

Silicon wafer yields and end-product conformance to target characteristics have an important bearing on unit manufacturing costs. Therefore, testing constitutes a significant element of total product cost. Yields within the Company's wafer fabs are subject to fluctuations. The Company has a comprehensive quality assurance and control program for materials extending from delivery to the Company through the receipt and inspection of the Company's products by its customers. As part of its manufacturing process, the Company conducts tests, in part automatically controlled, which enable it to demonstrate to its customers on a routine basis the extent to which its products meet required standards.

CUSTOMERS, SALES DATA AND BACKLOG

Approximately 1,000 customers purchased the Company's products during the fiscal year ended January 26, 1997. No one customer accounted for 10% or more of the Company's net sales in fiscal 1997 and 1995. One customer accounted for 12% of net sales in 1996. Customers that buy the Company's products include major computer and peripheral manufacturers and their sub-contractors, communications equipment producers (both datacommunication and telecommuncation), and a variety of both large and small companies serving the industrial, automotive, aerospace and military markets.

With a large portion of the Company's sales coming from retail computer and computer related applications, the Company's results reflect some seasonality, with demand levels being higher in the third and fourth quarters of the year in comparison to the first and second quarters. While some seasonality was experienced during fiscal years 1996 and 1997, overall industry trends and Company specific conditions have greater effect on quarterly sales levels.

Foreign sales, defined as customers located outside of the United States, during the fiscal year ended January 26, 1997 were approximately 46% of net sales. During 1996 and 1995, foreign sales were 36% and 24%, respectively, of net sales. Most foreign sales were to customers located in Taiwan, United Kingdom and France. A significant portion of the sales in fiscal 1997 were to customers located in the Far East region. Sales to customers in this region were approximately 33% of total sales and 34% of new orders in fiscal 1997.

The Company's backlog of orders as of the end of the last three fiscal years ended 1997, 1996, and 1995 was approximately $21.9 million, $19.5 million and $13.2 million, respectively. A majority of the backlog is deliverable within six months; experience has shown that short-delivery lead times are required by most customers. A backlog analysis at any given time gives little indication of future business except on a short-term basis, principally within the next three months. The Company does not have any significant contracts with its customers calling for shipments over a period of more than 18 months.

Sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers, particularly in the personal computer industry, include terms in their purchase orders which provide liberal cancellation provisions. Orders covered by only a letter of intent are not included in the Company's backlog of orders.

SALES AND MARKETING FUNCTIONS

The Company maintains a domestic marketing and sales force consisting of direct sales offices located in Southern California, Ohio and Connecticut who manage the sales activities of independent sales representative firms and independent distributors within the United States and Canada. The Company also has sales offices in France, Germany and Scotland as well as independent sales representative firms and independent distributors to serve the European markets. The Company maintains a branch sales office in Taipei, Taiwan along with independent representatives and distributors for serving the Far East territory. The Company is also represented outside the United States, Europe and Asia by other independent sales organizations.

PRODUCT DEVELOPMENT AND ENGINEERING

The Company currently performs product development and engineering work in its Newbury Park, Corpus Christi and Santa Clara facilities. Engineering functions exist within each of these plants in the form of product engineering, process engineering, and research and development. The employees within these engineering functions devote the majority of their time to product engineering, process engineering and product development functions. Product development and engineering costs were recognized on expenditures for new product and process development. Accordingly, such expenditures have been fully charged to the earnings of the period in which they were incurred.

In fiscal year 1997, Semtech invested heavily in design and applications intended to aid the introduction of new products. In May of 1996, the Company opened its design center located at its Santa Clara, California facility. The design center is located in the "Silicon Valley" to aid in recruiting additional design talent, developing a close working relationship with the Santa Clara wafer fab and developing strategic alliances with other technology companies. Expenditures were made throughout the organization for headcount additions as well as design aids and equipment needed to support the Company's Santa Clara based design center. The Company intends to make further investments in people and equipment in subsequent years in order to increase new product development.

COMPETITION

The semiconductor industry is highly competitive and the Company expects competitive pressures to continue. The Company is in direct and active competition, as to one or more of its product families, with at least thirty manufacturers of such products, of varying financial size and strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than the Company. The number of competitors has grown due to expansion of the market segments in which the Company participates.

Product life cycles in the semiconductor industry are generally short and characterized by decreasing unit selling prices over the life of a product. The Company believes that the portion of the semiconductor industry which includes the Company's military products has matured and, accordingly, prices have begun to fluctuate with market conditions as these products act more and more like commodities. The Company has entered several growing commercial markets with products which include transient voltage suppressors, DC to DC converters and voltage regulators. While offering higher potential gross margins, these markets are extremely competitive.

The Company's ability to compete effectively and to expand its business will depend not only on efficiency and economies in production and sales, but also on other factors such as whether it is successful in recruiting design and applications talent and introducing new products. Over the past five years the Company has experienced improvements in productivity and product yields which have reduced manufacturing costs, and increased its rate of new product introductions. However, the Company still faces many potentially significant business risks such as new sources of competition, obsolescence or the loss of a major customer.

PATENTS AND LICENSES

Patents, licenses and other rights have not proven in the past to be significant to the Company's business. However, competition in the commercial marketplace has required that certain developed devices be protected by patents. The Company has pursued patent protection for certain devices. The Company intends to pursue such rights for future products that may require protection from use by competitors. At this time, The Company does not license and is not the licensee under any patents.

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

In late February 1992 the Company was served a subpoena in a lawsuit between two parties other than the Company regarding groundwater contamination issues on a property located approximately 50 yards to the north of the Company's principal offices in Newbury Park, California. This case has since been settled and the Company was not named in the lawsuit, but was asked to provide information on the use, handling, collection, storage, disposal and release of certain chemicals and solvents at or near its Newbury Park facility. In addition, with respect to this site, the Company was asked to testify on its storage facilities, soil testing activities and findings, and the existence of soil and groundwater contamination. Certain contaminants from the adjacent manufacturing site have been found in the ground water at the Company's Newbury Park facility. The Company has data showing that the contaminants are from the adjacent facility, which is owned by a `Fortune 500' Company. The contaminants in question have never been used by the Company at the Newbury Park facility. To protect its interests the Company utilizes an environmental firm, specializing in hydrogeology, to perform periodic monitoring. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company at this site.

Accordingly, no reserves for such clean-up activities have been provided by the Company at this time.

In fiscal 1996, the Company located another underground tank on the property in Newbury Park it leases. This tank was installed by a previous tenant, in approximately 1960. In fiscal 1997, the Company removed the tank. Removal costs were covered by environmental accruals established in 1996.

The Company's Santa Clara facility utilizes several types of acids and solvents in its manufacturing process which are neutralized in a series of underground tanks. The Company has decided to remove these underground acid neutralization tanks to be replaced with an upgraded system as certain contaminants have been collected from a monitoring well on the property. Work began on this project during fiscal year 1997. The remaining costs associated with the removal of these tanks is estimated at $50,000, which has been accrued as of January 26, 1997. Based on advice of environmental consultants, Company management believes this reserve is adequate to cover the related costs and any future clean-up.

Semtech Corpus Christi has been named in a suit resulting from waste disposal by the Company's maquiladora plant in Reynosa, Mexico. Specifically, the maquiladora re-imported waste into the U.S. and disposed of the waste in a landfill near McAllen, Texas. In February 1997, the Company settled the suit for $20,000.

EMPLOYEES

As of January 26, 1997 the Company had 503 full-time employees, compared to 499 full-time employees at January 28, 1996. The increase was due to additions of design, applications, strategic marketing, and production capabilities, partially offset by a decrease in headcount associated with the military business.

There has been generally an ample supply of production labor in the areas of the Company's manufacturing facilities. The Company has never had a work stoppage, and its domestic and european employees are not unionized. The Company's Mexican Maquiladora operation has unionized employees. Employee relations at the Mexican plant have been, and are, satisfactory. Competition for key design and applications talent is significant.

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

In May 1991, the Company acquired an approximately 22,000-square-foot building on approximately three and one-half acres of land in Reynosa, Mexico. This space is used to operate the Company's Mexican "Maquiladora" operation for assembly of certain of its rectifier assemblies and DC to DC converter module products.

The Company maintains sales offices in Ohio and Connecticut on short-term leases. Aggregate annual rentals under these leases during the most recently completed fiscal year equaled approximately $19,000. The Company also maintains sales offices in France and Germany and a branch office in Taiwan under short-term leases with an aggregate annual rental during fiscal year 1997 of approximately $39,000.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The information set forth at Page 27 of this report under the heading "Selected Quarterly Data" is incorporated herein by reference.

As of April 11, 1997, there were approximately 722 recorded holders of the Company's common stock. The last reported sales price for the Company's common stock on the Nasdaq National Market System at April 11, 1997 was $24.75 per share.

The Company discontinued its cash dividend in late 1980 and does not anticipate paying a cash dividend in the current year. The Company has not declared a stock dividend in the current year and does not presently anticipate doing so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth summary financial information. Dollar amounts are in thousands, except per share amounts. This data has been restated to reflect Semtech's fiscal year 1996 acquisition of ECI Semiconductor which was treated as a pooling-of-interests for accounting purposes. The information set forth below should be read in conjunction with the Company's complete financial statements, appearing elsewhere in this report.

                                                          Year Ended January
                                                          ------------------
                                              1997      1996      1995      1994       1993
                                              ----      ----      ----      ----       ----
Net Sales                                  $65,383   $61,684   $34,605   $29,353   $27,554
Gross Profit                                27,270    25,809    11,272     8,440     7,986
Operating Income (Loss)                     11,429    11,787     2,099       500        (4)
Income (Loss) Before Taxes                  11,413    11,343     2,028       300       (53)
Net Income (loss)                          $ 7,651   $ 7,531   $ 1,502   $   198   $  (103)
------------------------------------------------------------------------------------------
Net Income (Loss) per Share:
    Primary                                $  1.19   $  1.21   $   .27   $   .04   $  (.02)
    Fully Diluted                          $  1.16   $  1.18   $   .25   $   .03   $  (.02)
------------------------------------------------------------------------------------------
Total Assets                               $41,645   $32,685   $21,377   $18,260   $17,103
Long-Term Debt, Less Current
 Maturities                                $ 1,237   $ 1,024   $   799   $   963   $ 1,060
Working Capital                            $24,036   $17,881   $11,475   $ 9,623   $ 9,142
Total Shareholders' Equity                 $31,482   $23,269   $13,715   $11,697   $11,282

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY TRENDS AND OUTLOOK

Over the last three fiscal years, Semtech has experienced increased acceptance of its commercial product lines and significantly broadened its customer base. Efforts have been made to increase market share for existing products and to develop new products for serving both the commercial and military markets. While the Company has been successful in growing, future growth and success is dependent on new products, market conditions and increased production efficiencies.

In the first half of fiscal year 1997, the Company was effected by an industry-wide slowdown caused by excess inventory levels at end customers. Order rates improved in the second half. However, customers continue to order with short lead-times. As a result, the Company generally has only 90-120 days visibility of future period shipments.

New products introduced over the last twelve months are aimed at further diversifying the Company's product offering and penetrating new applications. Notebook computers, cellular handsets, communications and industrial applications are the focus of new design efforts. While efforts are being made to increase the rate of new product introductions, enhancements are also being made to existing devices to reduce cost and maintain market share. Investment in design and applications are intended to further transition the Company's revenue sources away from foundry and more towards standard, custom and proprietary products.

With the increased success and growth in demand for semiconductors, the Company has seen new competitors enter the market. In addition, existing competitors have become more aggressive in protecting market share and customer relationships. Typical of the semiconductor industry, the Company has experienced declines in average selling prices over the life of its product lines. Efforts to offset this decline include increasing units shipped, finding new applications for existing products and introduction of new products. Management will continue to take steps to offset the impact of declines in average selling prices, however, there is no assurance that these efforts will be successful.

RESULT OF OPERATIONS

NET SALES

Net sales for fiscal year 1997 totaled $65.4 million, which represented an increase of 6% over last year and an 89% increase over fiscal 1995. The increase in net sales was primarily due to increased shipments of the Company's lines of voltage regulators and power modules. A majority of the voltage regulator and module sales were to computer and computer peripheral customers.

The Company experienced pricing pressure in the first half and relatively stable pricing in the second half of fiscal 1997. Unit shipment increases offset the effect of decreased prices. The Company has continued to experience a shift in
product mix.   Growth in computer, communications and industrial is expected to increase, while military and foundry sales (as a percentage of the total revenue) is expected to decline.

Geographically, sales for fiscal 1997 were approximately 54% domestically, 33% into the Far East region and 13% to European customers. Sales to Asian customers has continued to increase due to the region's increased production and consumption of computer and electronic systems.

NEW ORDERS

New orders received for the 12 months ended January 26, 1997 was above shipment levels for the comparable period, resulting in a book-to-bill ratio in excess of 1:1. Order activity was weak in the first half of the year, yet improved throughout the final six months of the fiscal year. Demand from the computer and computer peripheral markets represented the strongest segment. Late in the fiscal year, the Company began to experience increased demand from telecommunication and datacommmunication markets for its TVS product lines.
This is attributable to a significant increase in design wins for the Company's proprietary and limited source TVS products.

While order rates are subject to seasonal factors, overall industry trends have a more profound effect on orders for each respective quarter. Due to the significance of the computer and computer peripheral markets to the Company, the order rates have been stronger during the third and fourth quarters of the past two fiscal years. While certain industry trends can potentially outweigh seasonal factors, order rates are subject to fluctuations.

GROSS MARGIN

The Company's gross margin is affected by average selling prices, the volume of product sales and related effect on manufacturing utilization, and the overall mix of products sold. Gross margin for fiscal year 1997 was 42% of net sales; for fiscal years 1996 and 1995, gross margin was 42% and 33%, respectively. Gross margin results for the year were negatively impacted by lower selling prices, but partially offset by increased manufacturing utilization.

Future trends that will effect the Company's gross margin include price changes over the life of products, higher gross margins expected from new products and improved production efficiencies as a result of increased utilization. The Company has focused its efforts on increasing the number of new products introduced, particularly those which are proprietary. The Company expects that prices for existing products will continue to decrease over their respective life cycles.

OPERATING EXPENSES

Total operating expenses for fiscal year 1997 were $15,841,000 or 24% of net sales. Total operating expenses for fiscal years 1996 and 1995 were $14,022,000 or 23% and $9,173,000 or 27% of net sales, respectively. Operating expenses consist of selling, general and administrative (SG&A), and product development and engineering expenditures. Increases in total operating expenses for fiscal 1997 were due primarily to increased research and development and strategic marketing activities.

In each of the last three fiscal years ended in 1997, 1996, and 1995, the Company has expended approximately $4,017,000, $2,827,000 and $1,588,000, respectively, on product development and engineering. The Company expects to continue to dedicate more resources towards research and development. The Company opened a design center and began increased staffing of the operation in May of calendar 1996. The design center is located at the Company's Santa Clara, California location and is the center of the Company's design activities. The Company has made such investment in R&D in an effort to increase its rate of new product introductions. Such products are generally targeted at broadening the organization's customer, product line and application bases.

Spending on SG&A grew moderately in fiscal 1997. Increased headcount in key sales and strategic marketing positions accounted for a large portion of the increase. SG&A remained relatively flat as a percentage of sales and is expected to remain relatively flat or decline slightly over the coming fiscal year as the Company tries to grow net sales and achieves added efficiencies in the SG&A functions.

INTEREST AND OTHER EXPENSE

For the 12 months ended January 26, 1997, the Company had interest expense of $131,000 compared to $99,000 in 1996 and $160,000 in 1995. Semtech had other income of $115,000 for fiscal 1997, in comparison to $153,000 and $89,000 in 1996 and 1995. In 1996, the Company incurred $498,000 for costs associated with the acquisition of ECI Semiconductor.

PROVISION FOR TAXES

Expense for income taxes was $3,762,000 in fiscal 1997 versus $3,812,000 in fiscal 1996 and $526,000 in fiscal 1995. Income tax expense as a percentage of income before taxes was higher in both fiscal 1997 and 1996 due to increased revenues generated from California based operations.

FINANCIAL CONDITION

Semtech's working capital ratios, which measure the Company's ability to meet its short-term obligations are presented.

Working Capital (in thousands $):         1997      1996      1995
-------------------------------           ----      ----      ----
Beginning of year                      $17,881   $11,475   $ 9,623
End of year                            $24,036   $17,881   $11,475
Increase in working capital            $ 6,155   $ 6,406   $ 1,852
Working capital ratios                     3.8       3.4       2.9

For fiscal year 1997, the Company generated $5,794,000 of cash from operations as a result of income from operations. Investments in capital equipment were $3,512,000 for the year and inventories increased by $3,612,000. Increases in inventory, accounts receivable, accounts payable and other balance sheet items were in line with the Company's growth. The Company has certain aggressive programs that are targeted to increase inventory turnover to above 4 times per year.

The Company maintains a $7,500,000 credit facility with a financial institution for working capital and equipment acquisition. This arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. During fiscal 1997, the Company had no borrowings against this line. In November of 1996, the Company consolidated two term loans into a single three year note in the amount of $1,510,000. Since November of 1996, the Company has paid down $540,000 of the original balance. In October 1994, the Company entered into a four year term loan in the amount of $535,000. Both the above noted loans were for the purchase of capital equipment and are collateralized by the related equipment. The Company's foreign subsidiary also maintains an overdraft credit line in the amount of 300,000 pounds sterling with a commitment from its bank to expand this line to 1,000,000 pounds sterling. This line is based on a percentage of foreign assets and is guaranteed by the Company. No amounts were outstanding under the line at January 26, 1997.

Efforts by the Company over the past several years to increase commercial semiconductor product sales have been effective. New products have been introduced for such applications as computer and telecommunications equipment. In order to develop, design and manufacture new products, the Company has had to make significant investments over the past several years. Such investments, including the addition of many design and applications engineers and related equipment, aimed at developing additional new products will continue. Semtech fully intends to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these investments, particularly the addition of design engineers, will probably not generate significant payback in the short-term. The Company plans to finance these investments with cash generated by operations and cash on-hand.

In an on-going effort to grow the Company and improve its long-term financial position, the Company has examined potential acquisitions. Although no agreements have been reached, the Company will continue to investigate possible acquisitions that fit with the Company's strategic plan. If the Company does choose to enter such a transaction, several forms of financing will be examined.

the leverage ratios presented below indicate the extent to which the Company has been financed with debt. Total debt increased by $2,000 in fiscal year 1997. Existing debt services are supported by cash flows from operations.

                                                    1997    1996    1995
                                                    ----    ----    ----
Long-term debt as a % of total capitalization (1)   3.8%    4.2%    5.5%
Total debt as a % of total capitalization (1)       4.4%    5.9%    8.8%

(1) Total capitalization is defined as the sum of long-term debt, less current maturities and shareholders' equity.

Purchases of new capital equipment were made primarily to expand manufacturing capacity and improve efficiency. Funding for these purchases was made from the Company's operating cash flows, cash reserves, and debt obligations.

Management plans to make capital expenditures in fiscal 1998 to increase test, design and wafer fabrication capacity. The Company believes that current internal cash flows together with cash reserves and existing credit facilities are sufficient to support these capital expenditures.

Accounts receivable days sales outstanding, calculated by annualizing fourth quarter results for 1997 and 1996, improved to forty days as of January 26, 1997 from forty-one days as of January 28, 1996. Days sales outstanding are impacted by sales within Europe at standard terms of sixty to ninety days. Inventory turnover decreased to 3.2 as of January 26, 1997 from 4.1 as of January 28, 1996. This decrease was primarily due to the Company's investment in new product inventory and increased work in progress to support higher future shipment rates. All inventory which is considered obsolete or estimated to be in excess of one year's demand has been reserved.

INFLATION

Inflationary factors have not had a significant effect on the Company's performance over the past three fiscal years. A significant increase in inflation would affect the Company's future performance.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED JANUARY 26, 1997
(Dollars in thousands-except per share amounts)


                                           1997       1996       1995
----------------------------------------------------------------------
NET SALES                                $65,383    $61,684    $34,605
Cost of Sales                             38,113     35,875     23,333
                                         -------    -------    -------
GROSS PROFIT                              27,270     25,809     11,272
                                         -------    -------    -------
OPERATING COSTS AND EXPENSES:
Selling, general and administrative       11,824     11,195      7,585
Product development and engineering        4,017      2,827      1,588
                                         -------    -------    -------
Total operating costs and expenses        15,841     14,022      9,173
                                         -------    -------    -------
OPERATING INCOME                          11,429     11,787      2,099

Interest expense                            (131)       (99)      (160)
Acquisition costs                              -       (498)         -
Other income, net                            115        153         89
                                         -------    -------    -------
INCOME BEFORE TAXES                       11,413     11,343      2,028
Provision for taxes                        3,762      3,812        526
                                         -------    -------    -------
NET INCOME                               $ 7,651    $ 7,531    $ 1,502
                                         =======    =======    =======
EARNINGS PER SHARE:
NET INCOME PER SHARE-
PRIMARY                                    $1.19      $1.21      $0.27
FULLY DILUTED                              $1.16      $1.18      $0.25

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
JANUARY 26, 1997 AND JANUARY 28, 1996
(Dollars in thousands)

                                                              1997       1996
-----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $ 8,346    $ 6,034
Temporary investments                                          757        411
Receivables, less allowances of $1,253
 in 1997 and $821 in 1996                                    8,465      7,987
Income taxes refundable                                         68         72
Inventories                                                 13,598      9,986
Other current assets                                           853        521
Deferred income taxes                                          588        465
                                                           -------    -------
TOTAL CURRENT ASSETS                                        32,675     25,476
                                                           -------    -------
PROPERTY, PLANT AND EQUIPMENT, NET                           8,470      6,748

OTHER ASSETS                                                   198        134

DEFERRED INCOME TAXES                                          302        327
                                                           -------    -------
TOTAL ASSETS                                               $41,645    $32,685
                                                           =======    =======


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                       $   193    $   404
Accounts payable                                             4,660      4,060
Accrued liabilities                                          2,305      2,407
Income taxes payable                                           821        405
Other current liabilities                                      660        319
                                                           -------    -------
TOTAL CURRENT LIABILITIES                                    8,639      7,595
                                                           -------    -------
LONG-TERM DEBT, LESS CURRENT MATURITIES                      1,237      1,024
                                                           -------    -------
OTHER LONG-TERM LIABILITIES                                    287        797
                                                           -------    -------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
COMMON STOCK, $0.01 PAR VALUE,
 15,000,000 AUTHORIZED
Issued and outstanding 6,108,283 in
1997 and 6,011,369 in 1996                                      76         75
Additional paid-in capital                                  11,012     10,520
Retained earnings                                           20,673     13,022
Cumulative translation adjustment                             (279)      (348)
                                                           -------    -------
TOTAL SHAREHOLDERS' EQUITY                                  31,482     23,269
                                                           -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $41,645    $32,685
                                                           =======    =======

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED JANUARY 26, 1997
(Dollars in thousands)

                                                    Common Stock
                                        ----------------------------------
                                                                Additional                Cumulative
                                            Number               Paid-in     Retained    Translation    Shareholders'
                                           of Shares   Amount    Capital     Earnings     Adjustment        Equity
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 30, 1994                5,187,455      $68      $ 7,802    $ 4,073          $(246)         $11,697
Conversion of debentures                     350,440        3          347          -              -              350
Stock options exercised                       61,125        1          112          -              -              113
Stock issued for services                     39,389        -           35          -              -               35
Stock repurchases                                  -        -            -        (10)             -              (10)
Translation adjustment                             -        -            -          -             28               28
Net income                                         -        -            -      1,502              -            1,502
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 1995                5,638,409      $72      $ 8,296    $ 5,565          $(218)         $13,715
Conversion of debentures                     136,280        1          135          -              -              136
Stock options exercised                      236,680        2          440          -              -              442
Tax benefit from stock options exercised           -        -        1,649          -              -            1,649
Stock repurchases                                  -        -            -        (74)             -              (74)
Translation adjustment                             -        -            -          -           (130)            (130)
Net income                                         -        -            -      7,531              -            7,531
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 28, 1996                6,011,369      $75      $10,520    $13,022          $(348)         $23,269
Stock options exercised                       96,914        1          229          -              -              230
Tax benefit from stock options exercised           -        -          263          -              -              263
Translation adjustment                             -        -            -          -             69               69
Net income                                         -        -            -      7,651              -            7,651
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 26, 1997                6,108,283      $76      $11,012    $20,673          $(279)         $31,482
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 26, 1997
(Dollars in thousands)
                                                                   1997       1996       1995
------------------------------------------                     ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 7,651    $ 7,531    $ 1,502
Adjustments to reconcile net income to
Net cash provided by operating activities:
    Depreciation and amortization                                 1,748      1,139        997
    Deferred income taxes                                           (98)      (401)      (128)
    (Gain) loss on disposition of assets                             (2)         1          -
    Provision for doubtful accounts                                 432        540        (39)
    Tax benefit from stock option tramsactions                      263      1,649          -
Changes in assets and liabilities:
    Receivables                                                    (910)    (3,160)    (1,165)
    Income taxes refundable                                           4         (1)        67
    Inventories                                                  (3,612)    (2,673)    (1,972)
    Other current assets                                           (332)      (323)        42
    Other assets                                                    (95)       304         44
    Accounts payable                                                600      1,311        372
    Accrued liabilities                                            (102)       422        661
    Income taxes payable                                            416        (71)       209
    Other liabilities                                              (169)       (58)       (23)
                                                                -------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         5,794      6,210        567
                                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    temporary investments, net                                     (346)       410        190

    Proceeds from sale of property, plant and equipment              75         30          -
    additions to property, plant and equipment                   (3,512)    (4,427)    (1,049)
                                                                -------    -------    -------
NET CASH USED IN INVESTING ACTIVITIES                            (3,783)    (3,987)      (859)
                                                                -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under line of credit                  -       (175)      (111)
    Proceeds of employee note                                         -         26         39
    Additions to long-term debt                                   2,319        822        535
    Repayment of long-term debt                                  (2,317)      (361)      (194)
    Stock options exercised                                         230        442        113
    Purchase and retirement of common                                 -        (74)       (10)
     stock                                                      -------    -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           232        680        372
                                                                -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                        69       (130)        28

NET INCREASE IN CASH AND CASH EQUIVALENTS                         2,312      2,773        108

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    6,034      3,261      3,153
                                                                -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $ 8,346    $ 6,034    $ 3,261
                                                                =======    =======    =======

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS Semtech Corporation and its wholly owned subsidiaries (Semtech Corpus Christi, Semtech Limited and Semtech Santa Clara, together, the "Company") manufacture silicone rectifiers, integrated circuits and related devices which are used in computer, communications, military, aerospace, industrial, automotive and consumer applications.

FISCAL YEAR   The Company reports results on the basis of fifty-two and fifty-
three week periods. The three fiscal years in the period ended January 26, 1997 all consisted of fifty-two weeks.

REVENUE RECOGNITION   The Company recognizes product revenue upon shipment.
Product design and engineering revenue is recognized during the period in which services are performed.

PRINCIPLES OF CONSOLIDATION   The accompanying consolidated financial statements
include the accounts of Semtech Corporation and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

INCOME TAXES   The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

As of January 26, 1997 and january 28, 1996, approximately $2,040,000 and $1,781,000, respectively, of unremitted income related to the Company's wholly owned European subsidiary is not subject to Federal and State income taxes except when such income is paid to the parent Company. Federal and State income taxes have not been provided on this income, as it is management's intention that these amounts will not be distributed in a taxable transaction.

EARNINGS PER SHARE   Primary earnings per common and common equivalent share
(including the effect of stock options as common stock equivalents) have been computed based on the weighted average number of shares outstanding of 6,414,838 in 1997, 6,213,044 in 1996, and 5,484,815 in 1995. Fully diluted earnings per share was determined on the assumption that all the convertible debentures were converted at the beginning of the period under the if-converted method. The weighted average number of shares used to compute fully diluted earnings per share in fiscal years 1997, 1996, and 1995 were 6,583,224, 6,377,661, and
6,070,225, respectively.

TRANSLATION   The assets and liabilities of the Company's foreign subsidiary are translated using currency exchange rates at fiscal year end. Income statement items are translated at average exchange rates prevailing during the period.
The translation gains or losses are included in the cumulative translation adjustment in the accompanying financial statements.

ESTIMATES USED BY MANAGEMENT   The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. actual results could differ from those estimates.

NEW AUTHORITATIVE PRONOUNCEMENTS The Company has adopted the disclosure-only provisions of SFAS no. 123, "Accounting for Stock-Based Compensation" under which no compensation cost has been recognized. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in 1996 and 1995, consistent with the provisions of SFAS No. 123, net income and net income per share would have been reduced to the following pro forma amounts:


(in thousands $, except per       1997      1996
 share amounts)                   ----      ----
 --------------------------------------------------

Net Income                        $5,571    $6,851
--------------------------------------------------
Net Income Per Share:
    Primary                       $ 0.92    $ 1.14
    Fully Diluted                 $ 0.88    $ 1.12
--------------------------------------------------

The pro forma effect on net income for fiscal years 1997 and 1996 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

The weighted-average fair values at date of grant for options granted during fiscal 1997 and 1996 were between $5.25 and $19.42, and were estimated using the black-scholes option-pricing model. The following assumptions were applied: (i) expected dividend yield of 0%, (ii) expected volatility rate of .894, (iii) expected lives of 4 to 5 years, and (iiii) risk-free interest rates ranging from 5.28% to 7.01%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's employee stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from those plans.

In March 1997, the Financial Accounting Standards Board introduced SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure". SFAS No. 128 revises and simplifies the computation of earnings per share and requires certain additional disclosures. SFAS No. 129 requires additional disclosure regarding the Company's capital structure. Both standards will be adopted in the fourth quarter of fiscal 1998. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

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

TEMPORARY INVESTMENTS

Temporary investments consist of commercial paper and government obligations with original maturities in excess of three months. In fiscal 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." at January 26, 1997, January 28, 1996, and January 29, 1995, the fair market value of temporary investments, classified as "available for sale securities", approximated cost, thus no unrealized holding gains or losses were reported in the accompanying balance sheets. During fiscal year 1997, the Company had no sales of available for sale securities and likewise no realized gain or loss. As of January 26, 1997, the Company holds corporate bonds and government securities of approximately $30,000 and $727,000, respectively, expiring at various dates through the year 2000.

INVENTORIES

The commercial semiconductor industry and the markets in which the Company's products are used are characterized by rapid changes and short product life cycles. Consistent with the industry, the Company has experienced declines in average selling prices over the life of its product lines. The Company has reserved inventory which is considered obsolete or estimated to be in excess of one year's demand, and has provided reserves for declines in selling price below cost. Inventories consisted of the following:

                              Raw              Work in           Finished     Total
    (thousands)             Materials          Process             Goods
------------------------------------------------------------------------------------
1997

Gross inventories             $2,895             $9,173           $ 3,842      $15,910
Total reserves                  (702)              (460)           (1,150)      (2,312)
                              ------             ------           -------      -------
  Net inventories             $2,193             $8,713           $ 2,692      $13,598
                              ======             ======           =======      =======
1996
Gross inventories             $2,016             $7,370           $ 3,191      $12,577
Total reserves                  (722)              (688)           (1,181)      (2,591)
                              ------             ------           -------      -------
  Net inventories             $1,294             $6,682           $ 2,010      $ 9,986
                              ======             ======           =======      =======

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(thousands)                                  1997        1996
--------------------------------------------------------------
Land                                       $    164    $   162
Building                                      1,069      1,008
Leasehold improvements                        1,623      1,411
Machinery and equipment                      15,043     12,548
Furniture and office equipment                1,610        979
                                           --------    -------
                                             19,509     16,108
Less accumulated depreciation and
 amortization                              (11,039)    (9,360)
                                           --------    -------
Total                                      $  8,470    $ 6,748
                                           ========    =======

LONG-TERM DEBT AND LINE OF CREDIT
Long-term debt consisted of the following:

(thousands)                                                              1997       1996
-------------------------------------------------------------------------------------------
Note payable, interest at 8.62%, due in  monthly installments
 to 1998, collateralized by capital equipment                         $  223    $  356


Note payable, interest at 8.31%, due in  monthly installments,
 collateralized by machinery and equipment                                 -       822


Note payable, interest at 11.875%, due in semi-annual
  installments to 2003, collaterized by building
  collaterized by a building                                             237       240

Notes payable bearing interest at 30 day commercial paper
  rate plus 2.5% (7.92% at january 26, 1997) due in
  monthly installmants to 1999, collateralized by
  company's domestic assets                                              970         -

Notes payable bearing interest at 7.1%  to 15%, due in
  monthly installments, collateralized by certain equipment                -        10
                                                                       1,430     1,428
Less current maturities                                                 (193)     (404)
                                                                      ------    ------
Total                                                                 $1,237    $1,024
                                                                      ======    ======

Long-term debt matures as follows:  $193,000 in 1998, $620,000 in 1999, $450,000 in 2000, $28,000 in 2001, $30,000 in 2002, and $109,000 thereafter.

for fiscal 1997, the Company's maximum outstanding debt balance was $2,019,000. in August 1992, and amended in September 1996, the Company entered into a credit arrangement with a financial institution for a line of credit for up to $7,500,000 at an interest rate of 30 day commercial paper plus 2.5 percent (7.92% at January 26, 1997). the line of credit is made up of two parts, the first part being a $4,000,000 line for working capital needs that extends through September 1998 and the second part being a $3,500,000 line for equipment acquisition that extends through september 1997 (with an option to extend to september 1998). The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of January 26, 1997, the Company had no borrowings outstanding under this credit facility. The Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling at its wholly owned foreign subsidiary, and has obtained a commitment from its bank to expand the line to 1,000,000 pounds sterling on a formula basis.

ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(thousands)                    1997      1996
-----------------------------------------------
Payroll and related            $1,668    $1,613
Commissions                       239       158
Reserve for credit memos           50        50
Environmental                      50       250
Other                             298       336
                               ------    ------
Total                          $2,305    $2,407
                               ======    ======

DEFERRED COMPENSATION

On September 10, 1989, Gamma Inc. entered into an employment contract with a shareholder. The agreement guarantees continuing salary payments to the shareholder upon termination of employment equal to his compensation at the point of termination, plus certain benefits, for a period of three years. The liability was originally recorded by the Company in 1989 and increased based on salary adjustments. The present value of this commitment at January 26, 1997 and January 28, 1996, is $603,000 and $1,085,000, respectively, which is reflected in the accompanying financial statements as a component of other current and long-term liabilities.

INCOME TAXES

The provision (benefit) for taxes consisted of the following:

(thousands)                                   1997       1996     1995
----------------------------------------------------------------------
Current:
  Federal                                   $3,257     $3,339    $ 429
  State                                        475        724      124
  Foreign                                      128        150      101
                                            ------     ------    -----
                                             3,860      4,213      654
Deferred:
  Federal                                      (72)      (337)    (100)
  State                                        (28)       (62)     (30)
  Foreign                                        2         (2)       2
                                            ------     ------    -----
Total                                       $3,762     $3,812    $ 526
                                            ======     ======    =====

The components of the net deferred income tax assets at January 26, 1997 and January 28, 1996 are as follows:
Net short-term deferred income taxes:

(thousands)                                   1997       1996
-------------------------------------------------------------
Deferred tax assets:
  Payroll and related                        $ 268     $ 272
  Environmental                                 20       100
  Reserve for credit memos                     246       130
  Deferred revenue                             143        65
  Bad debt reserve                             136        91
  State income taxes                           122        71
  Other deferred assets                         47        49
                                             -----     -----
Total deferred income taxes                    982       778
Valuation reserve                             (394)     (313)
                                             -----     -----
Net short-term deferred income taxes         $ 588     $ 465
                                             =====     =====

Net long-term deferred income taxes:
 (thousands)                                  1997       1996
-------------------------------------------------------------
Deferred tax assets:
  Inventory valuation                       $  825     $  824
  Accrued compensation                         123        260
                                            ------     ------
Total long-term deferred assets                948      1,084
                                            ------     ------
Deferred tax liabilities:
  Depreciation and amortization               (530)      (239)
  Foreign deferred taxes                       (37)       (35)
                                            ------     ------
Total long-term deferred liabilities          (567)      (274)
                                            ------     ------
Subtotal                                       381        810
Valuation reserve                              (79)      (483)
                                            ------     ------
Net long-term deferred income taxes         $  302     $  327
                                            ======     ======

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

(thousands)                                  1997       1996      1995
----------------------------------------------------------------------
Computed expected tax                       $3,880     $3,857    $ 690

State income taxes, net of federal             447        662       97
 benefit foreign sales corporation rates
 less than statutory rates                    (246)      (255)       -

Foreign taxes at rates greater (less)
 than domestic rates                            (4)       (17)       2

Utilization of net operating loss and
 tax credit carryforwards                        -       (106)     (31)

Changes in valuation reserve                  (323)      (435)    (187)

Other                                            8        106      (45)
                                            ------     ------    -----
Provision for taxes                         $3,762     $3,812    $ 526
                                            ======     ======    =====

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

COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through 2001. The aggregate minimum annual lease payments under leases in effect on January 26, 1997 were as follows:

(thousands)                          Operating
Fiscal Year Ending                    Leases
----------------------------------------------
1998                                    $  638
1999                                       426
2000                                       259
2001                                       235
                                        ------
Total minimum lease commitments         $1,558
                                        ======

Annual rent expense was $669,000, $667,000, and $638,000 for fiscal years 1997, 1996, and 1995, respectively.


In 1996, Semtech Corpus Christi has been named in a suit resulting from waste disposal by the Company's maquiladora plant in Reynosa, Mexico. Specifically, the maquiladora re-imported waste into the u.s. and disposed of the waste in a landfill near McAllen, Texas. The suit pertains to alleged groundwater contamination originating from the landfill. The Company which owns the landfill and several other maquiladoras were named in the suit. The Company settled the claim in February 1997 for $20,000.

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

SHAREHOLDERS' EQUITY

STOCK OPTIONS    In February 1986, the Company established the 1986 stock option plan which provides for granting options to purchase up to 250,000 shares of the Company's common stock to employees, directors and consultants of the Company. the 1986 plan provides for the granting of options which meet the Internal Revenue Code requirements for qualification as incentive stock options, as well as nonstatutory options. Under this plan, the option price must be at least equal to the fair market value of the Company's common stock at the date of the grant for incentive stock options and must equal or exceed the lesser of (i) 85% of fair market value on the date of grant, or (ii) 85% of fair market value on the date of exercise for nonstatutory options. Most incentive stock options expire within ten years from the date of grant. Generally, the options vest in equal annual increments over three to four years from the date of grant.

In February 1987, the Company adopted the 1987 Stock Option Plan covering 350,000 shares of the Company's common stock. The 1987 plan provides for the granting of options which meet the Internal Revenue Code requirements for qualification as incentive stock options, and of options which do not meet such requirements, nonstatutory options. The terms and conditions of options granted under the 1987 Stock Option Plan are substantially the same as those granted under the Company's 1986 Stock Option Plan.

In 1994, the Company adopted the 1994 Long-Term Stock Incentive Plan and the 1994 Non-Employee Directors Stock Option Plan. These plans have been amended to cover 1,500,000 shares and 250,000 shares of the Company's common stock, respectively. Both 1994 plans provide for the granting of options which meet the Internal Revenue Code requirements for qualification as incentive stock options, and of options which do not meet such requirements, nonstatutory options. The terms and conditions of options granted under the 1994 Plans are substantially similar to those granted under the Company's 1987 and 1986 Plans.

Stock option information with respect to the company's stock option plans is as follows:

                                   Common                               Weighted      Aggregate
                                   Shares     Available                 Average     Option Price
                                  Reserved    for Grant     Options     Exercise
                                                                         Price
----------------------------------------------------------------------------------------------------------------------
Balance at January 30, 1994        502,551       34,826      467,725     $ 1.88    $   880,256
  Granted                                -     (219,500)     219,500       2.30        503,968
  Canceled                               -       54,850      (54,850)      1.70        (93,513)
  Exercised                        (61,125)           -      (61,125)      1.85       (113,000)
  Additions                        400,000      400,000            -                          -
                                 ---------    ---------    ---------    --------   -----------
Balance at January 29, 1995        841,426      270,176      571,250     $ 2.06    $ 1,177,711
  Granted                                -     (470,300)     470,300      20.28      9,537,363
  Canceled                               -       11,500      (11,500)      1.97        (22,691)
  Exercised                       (236,680)           -     (236,680)      1.87       (442,701)
  Additions                        550,000      550,000            -          -              -
                                 ---------    ---------    ---------    --------   -----------
Balance at January 28, 1996      1,154,746      361,376      793,370     $12.92    $10,249,682
  Granted                                -     (946,300)     946,300      12.15     11,495,919
  Canceled                               -      460,968     (460,968)     21.54     (9,930,915)
  Exercised                        (96,914)           -      (96,914)      2.37       (229,800)
  Additions                        800,000      800,000            -          -              -
                                 ---------    ---------    ---------    -------    -----------
Balance at January 26, 1997      1,857,832      676,044    1,181,788     $ 9.80    $11,584,886
                                 =========    =========    =========     ======    ===========

During 1997, 333,800 options were repriced from a weighted average exercise price of $22.84 to $10.88. At January 26, 1997, options outstanding have exercise prices ranging between $1.75 and $26.25 with a remaining weighted average contractual life of 8.08 years. Vested options at January 26, 1997 totaled 253,979 at a weighted average exercise price of $5.26.

During fiscal year 1996, the remaining $136,280 of debentures issued under the Key Management Convertible Subordinated Debenture Purchase Plan were converted into 136,280 shares of common stock.

OTHER INCOME AND EXPENSE

Other income (expense) consisted of the following:

(thousands)                                 1997     1996     1995
------------------------------------------------------------------
Interest income                            $ 138    $ 156    $ 144
Gain (loss) on disposition of assets           2       (1)       -
Foreign currency transaction gains           (25)       -        5
 (losses)
Miscellaneous expense                          -       (2)     (60)
                                           -----    -----    -----
Total                                      $ 115    $ 153    $  89
                                           =====    =====    =====

STATEMENTS OF CASH FLOWS

The Company had the following non-cash activities for each year:

(thousands)                          1997    1996    1995
----------------------------------------------------------
Non-cash activities -
Debentures converted to stock        $   -   $ 136   $ 350
Stock issued for services            $   -   $   -   $  35

Income taxes paid in fiscal years 1997, 1996, and 1995, were $2,831,000, $2,251,000, and $427,000, respectively. For those same periods, the Company paid interest in the amounts of $131,000, $97,000, and $163,000, respectively.

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

BUSINESS SEGMENTS AND CONCENTRATIONS OF RISK

The business of the Company consists of the manufacture and sale of silicon rectifiers, integrated circuits and related devices which falls within a single segment. Foreign sales are primarily in Europe and Far East Asia. No customer accounted for greater than 10% of net sales during fiscal 1997 and 1995. In fiscal 1996, one customer did account for 12% of the Company's net sales.

As a result of the acquisition and pooling of Gamma, Inc., the Company had net sales from wafer foundry services of approximately $8,694,000, $16,094,000, and $7,004,000 in 1997, 1996, and 1995, respectively. The top two customers accounted for 50%, 75%, and 72% of these sales in 1997, 1996, and 1995, respectively.

A summary of net sales, pre-tax income and identifiable assets for the Company's domestic and European operations follows:


(thousands)                1997      1996      1995
-----------------------------------------------------
Net Sales:
  Domestic                $56,496   $53,906   $28,787
  European                  8,887     7,778     5,818
                          -------   -------   -------
Total                     $65,383   $61,684   $34,605
                          =======   =======   =======
Income Before Taxes:
  Domestic                $11,026   $10,870   $ 1,761
  European                    387       473       267
                          -------   -------   -------
Total                     $11,413   $11,343   $ 2,028
                          =======   =======   =======
Identifiable Assets:
  Domestic                $38,183   $29,702   $18,584
  European                  3,462     2,983     2,793
                          -------   -------   -------
Total                     $41,645   $32,685   $21,377
                          =======   =======   =======

Sales to customers in Asia-Pacific are included in domestic totals as they are all export sales. Sales to customers in the Asia-Pacific region totaled $21.6 million in fiscal 1997, $14.1 million in fiscal 1996, and $2.3 million in fiscal 1995.

SELECTED QUARTERLY DATA (UNAUDITED)

Quarterly data, unaudited, for fiscal 1997 and fiscal 1996 is presented below.

                                            First    Second     Third    Fourth    Fiscal
                                           Quarter   Quarter   Quarter   Quarter    Year
------------------------------------------------------------------------------------------
1997
Net sales                                  $15,477   $13,424   $17,093   $19,389   $65,383
Gross Profit                                 6,482     5,307     7,063     8,418    27,270
Net Income                                   1,883     1,243     1,974     2,551     7,651
Net Income per Share:
  Primary                                      .30       .20       .31       .38      1.19
  Fully Diluted                                .30       .20       .31       .38      1.16

1996
Net sales                                  $12,780   $14,674   $16,577   $17,653   $61,684
Gross Profit                                 4,881     6,105     7,055     7,768    25,809
Net Income                                   1,263     1,816     1,905     2,547     7,531
Net Income per Share:
  Primary                                      .21       .29       .31       .40      1.21
  Fully Diluted                                .20       .29       .30       .40      1.18

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Semtech Corporation:

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware Corporation) and subsidiaries as of January 26, 1997, and January 28, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 26, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semtech Corporation and subsidiaries as of January 26, 1997, and January 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 26, 1997, in conformity with generally accepted accounting principles.

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



Los Angeles, California
April 2, 1997

                                                                    SCHEDULE  II



                      SEMTECH CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  FOR THE YEARS ENDED JANUARY 29, 1995, JANUARY 28, 1996, AND JANUARY 26, 1997


                                            Balance at               Charged to                    Balance at
                                            Beginning                Costs and                         End
                                             of Year       Other      Expenses      Deductions       of Year
                                            ---------      -----     ----------     ----------     ----------
Year Ended January 29, 1995:
---------------------------
  Allowance for doubtful
  accounts                                   $320,000      $4,000     $ 20,000       $ (63,000)     $  281,000

Year Ended January 28, 1996
---------------------------
  Allowance for doubtful
  accounts                                   $281,000      $    -     $755,000       $(215,000)     $  821,000

Year Ended January 26, 1997
--------------------------
  Allowance for doubtful
  accounts                                   $821,000      $    -     $493,000       $ (61,000)     $1,253,000

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained at Pages 2 through 6 in Management's Proxy Statement (the "Proxy Statement"), to be filed within 120 days of the Company's fiscal year end, under the heading "Election of Directors" and the information contained on Page 22 of the Proxy Statement regarding appointment of independent accounts is incorporated by reference herein.

    Executive Officers and Certain Other Significant Employees of Registrant
    ------------------------------------------------------------------------

            Name             Age                        Office
            ----             ---                        ------
 John D. Poe                  45       President and Chief Executive Officer

 Raymond E. Bregar            49       Executive Vice President, Corporate
                                       Operations

 David G. Franz, Jr.          35       Vice President, Finance and Chief
                                       Financial Officer, and Secretary

 David I. Anderson            50       Vice President, IC Design and Development

 Jean-Claude Zambelli         53       Vice President, Sales and Marketing

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

Mr. Bregar joined the Company in February 1988 and was appointed Vice President, Engineering. From fiscal 1989 through fiscal 1993, Mr. Bregar served as Vice President of Discrete Products. Currently Mr. Bregar serves as Executive Vice President, Corporate Operations, a position he has held since February 1993. Prior to joining the Company, Mr. Bregar served as business manager of Power Discretes with Fairchild Semiconductor where he directed the research and development and manufacturing of the power mosfet and power rectifier product lines.

Mr. Franz became Vice President, Finance and Chief Financial Officer, Secretary and Treasurer in August of 1993. Prior to joining the Company, Mr. Franz was Director of Finance of the Large Computer Systems Division (formerly Teradata Corporation) of AT&T from May 1990 through August 1993. Prior to that position Mr. Franz was employed by the Wickes Companies and Arthur Andersen LLP. Mr. Franz is a Certified Public Accountant.

Mr. Anderson joined the Company as Vice President of IC Design and Development in June of 1996. Prior to taking this position, Mr. Anderson was the Worldwide design manager for National Semiconductor's Automotive Systems Group. Mr. Anderson has over 20 years experience in analog design.

Mr. Zambelli was named Vice President of Sales and Marketing in December of 1996. Mr. Zambelli has more than 25 years of experience in the semiconductor industry and has held senior management positions with several companies. Most recently, Mr. Zambelli was Vice President of sales for Exar Corporation.

None of the officers has any family relationship to any other officer. The officers are elected annually by the Board of Directors and serve at the discretion of the Board.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the Proxy Statement at Pages 6 through 10 under the heading "Executive Compensation" is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Proxy Statement at Page 2 under the heading "Principal Shareholders" and Pages 2 and 5 under the heading "Election of Directors" is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement at Pages 6 through 10 under the heading "Executive Compensation" is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The financial statements and the Report of Arthur Andersen LLP are included in Part II of this report on the pages indicated.

                                                                          Page
                                                                          ----
Index of Financial Statements:
  Consolidated statements of income, three years ended                      14
    January 26, 1997

  Consolidated balance sheets, January 26, 1997 and                         15
    January 28, 1996

  Consolidated statements of shareholders' equity, three                    16
    years ended January 26, 1997

  Consolidated statements of cash flows, three years                        17
    ended January 26, 1997

  Notes to consolidated financial statements                                18

  Report of Independent Public Accountants                                  28

          (2) The following financial statements schedule of the Company for the years ended January 26, 1997, January 28, 1996, and January 29, 1995 is filed as part of this Report and should be read in conjunction with the financial statements:

                                                       Page
                                                       ----
Schedule II        Valuation and Qualifying Accounts     29

          Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

          Supplementary Financial Information - Quarterly Financial Data
       --------------------------------------
(unaudited) for the years ended January 26, 1997 and January 28, 1996 is included in part ii of this Report at page 27.

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

       4.3 - First Supplemental Indenture between Semtech Corporation and Trust Services of America, dated May 11, 1988

      10.1 - Security Agreement and Collateral Installment Note between the Company and Merrill Lynch in the aggregate amount of $7,500,000, dated August 24, 1992, as amended on August 15, 1996 for establishing a WCMA line of credit and an equipment acquisition line

      10.4 - Agreement of sublease executed on December 23, 1991, effective January 1, 1991, by the Company and the Corpus Christi Airport Development Corporation for a portion of the Company's plant and facilities

      10.6 - Overdraft facility agreement executed on May 26, 1987 between the Company and the Bank of Scotland in the amount of 300,000 pounds sterling

      10.7 - Lease executed on May 1, 1988 and amended on November 1, 1991 by the Company for a portion of its plant and facilities

      10.8 - Lease executed on September 12, 1988 by the Company for a portion of its plant and facilities

      10.10 - The Company's 1986 Stock Option Plan and the related Form of Option Agreement

      10.11 - The Company's 1987 Stock Option Plan and the related Form of Option Agreement

      10.12 - The Company's 1994 Long-term Stock Incentive Plan and the related Form of Option Agreement, as amended.

      10.11 - The Company's 1994 Non-Employee Directors Stock Option Plan and the related Form of Option Agreement, as amended.

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


                                       SEMTECH CORPORATION



                                       By /s/ John D. Poe
                                          ---------------------------
                                          John D. Poe, President
                                          and Chief Executive Officer


                                       Date      April 24, 1997
                                            --------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    April 24, 1997                  /s/ John D. Poe
      --------------------               -----------------------------
                                         John D. Poe, President
                                         and Chief Executive Officer,
                                         Director


Date:    April 24, 1997                  /s/ David G. Franz Jr.
      --------------------               ------------------------------
                                         David G. Franz, Jr.
                                         Vice President, Finance
                                          and Chief Financial Officer,
                                          and Secretary
                                         (Principal Accounting
                                          and Financial Officer)


Date:    April 24, 1997                  /s/ James P. Burra
      --------------------               ------------------------------
                                         James P. Burra
                                         Director


Date:    April 24, 1997                  /s/ Rock N. Hankin
      --------------------               ------------------------------
                                         Rock N. Hankin
                                         Director


Date:    April 24, 1997                  /s/ Allen H. Orbuch
      --------------------               ------------------------------
                                         Allen H. Orbuch
                                         Director


Date:    April 24, 1997                  /s/ James T. Schraith
      --------------------               ------------------------------
                                         James T. Schraith
                                         Director


Date:    April 24, 1997                  /s/ Jack O. Vance
      --------------------               ------------------------------
                                         Jack O. Vance
                                         Director


       The information contained in the Proxy Statement at Pages 7 and 11 under the heading "Executive Compensation" is incorporated by reference herein.