Form 10-Q
period 1997-04-27
SEMTECH CORP
filed 1997-06-11
CIK 88941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------





                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  ------------



For Quarter Ended April 27, 1997               Commission File Number 1-6395
                  --------------                                      ------



                               SEMTECH CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                         95-2119684
  -------------------------------                       ----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)


 652 Mitchell Road, Newbury Park, California                     91320
--------------------------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)


        Registrant's telephone number, including area code (805) 498-2111
                                                           --------------


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



Number of shares of Common Stock, $0.01 par value, outstanding at April 27, 1997: 6,139,916.
      ---------

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

        In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of April 27, 1997, and the results of their operations and their cash flows for the three months then ended.

                      SEMTECH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURES)
                                   (UNAUDITED)



                                  THREE MONTHS ENDED
                                 APRIL 27,   APRIL 28,
                                    1997       1996
                                 --------    ---------
NET SALES                        $ 20,375    $ 15,477
Cost of sales                      11,270       8,995
                                 --------    --------
  Gross profit                      9,105       6,482
Operating expenses                  4,888       3,693
                                 --------    --------
Operating income                    4,217       2,789
Interest and other income, net        (34)        (15)
                                 --------    --------
Income before taxes                 4,251       2,804
Provision for taxes                 1,403         921
                                 --------    --------
NET INCOME                       $  2,848    $  1,883
                                 ========    ========
NET INCOME PER SHARE:
  Primary                        $   0.42    $   0.30
                                 ========    ========
  Fully diluted                  $   0.42    $   0.30
                                 ========    ========

                      SEMTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURE)


                                                        (UNAUDITED)
                                                          APRIL 27,   JANUARY 26,
                                                            1997        1997
                                                        ----------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $ 10,464    $  8,346
  Temporary investments                                       655         757
  Receivables, net                                          8,948       8,465
  Income taxes refundable                                      66          68
  Inventories                                              14,067      13,598
  Other current assets                                        894         853
  Deferred income taxes                                       564         588
                                                         --------    --------
    TOTAL CURRENT ASSETS                                   35,658      32,675
                                                         --------    --------
PROPERTY, PLANT AND EQUIPMENT, NET                          9,690       8,470
OTHER ASSETS                                                   16         198
DEFERRED INCOME TAXES                                         218         302
                                                         --------    --------
    TOTAL ASSETS                                         $ 45,582    $ 41,645
                                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                   $    322    $    193
  Accounts payable                                          4,170       4,660
  Accrued liabilities                                       2,658       2,305
  Income taxes payable                                      1,278         821
  Other current liabilities                                   794         660
                                                         --------    --------
    TOTAL CURRENT LIABILITIES                               9,222       8,639
                                                         --------    --------
LONG-TERM DEBT, LESS CURRENT MATURITIES                     1,072       1,237
OTHER LONG-TERM LIABILITIES                                   350         287
SHAREHOLDERS' EQUITY:
  Common Stock, $0.01 par value, 15,000,000 authorized         77          76
  Additional paid-in capital                               11,557      11,012
  Retained earnings                                        23,521      20,673
  Cumulative translation adjustment                          (217)       (279)
                                                         --------    --------
    TOTAL SHAREHOLDERS' EQUITY                             34,938      31,482
                                                         --------    --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 45,582    $ 41,645
                                                         ========    ========

                      SEMTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          FOR THE THREE MONTHS ENDED
                                                                         ---------------------------
                                                                         APRIL 27,      APRIL 28,
                                                                           1997           1996
                                                                         ---------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net income                                                              $  2,848      $  1,883
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                              512           419
    Deferred income taxes                                                      108          (140)
    Tax benefit from stock option transactions                                 322            66
  Changes in assets and liabilities:
    Receivables                                                               (483)         (322)
    Income taxes refundable                                                      2            (3)
    Inventories                                                               (469)         (837)
    Other assets                                                               141            44
    Accounts payable and accrued liabilities                                  (137)       (1,280)
    Income taxes payable                                                       457           286
    Other liabilities                                                          134           (18)
                                                                          --------      --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                              3,435            98
                                                                          --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Temporary cash investments                                                   102            --
  Additions to property, plant and equipment                                (1,732)         (982)
                                                                          --------      --------
    NET CASH USED BY INVESTING ACTIVITIES                                   (1,630)         (982)
                                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Repayment of debt                                                            (36)         (114)
  Stock options exercised                                                      224            41
  Other long-term liabilities                                                   63          (151)
                                                                          --------      --------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          251          (224)
                                                                          --------      --------
Effect of exchange rate changes on cash                                         62            (7)
Net increase (decrease) in cash and cash equivalents                         2,118        (1,115)
Cash and cash equivalents at beginning of period                             8,346         6,034
                                                                          --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 10,464      $  4,919
                                                                          ========      ========

                      SEMTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.      INCOME TAXES -

        The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

        The income tax provision for the three months ended April 27, 1997 consisted of income tax expense of $1,334,000 on the income of the Company's U.S. operations and income tax expense of $69,000 on the income from the Company's foreign operation. In the prior year three month period ended April 28, 1996, the Company incurred income tax expense of $874,000 on the income of the Company's U.S. operations and income tax expense of $47,000 on income from the Company's foreign operation.


2.      INCOME PER SHARE -

        Primary and fully diluted net income per share of common stock has been computed based on the weighted average number of common and common equivalent shares outstanding, as follows:

                             THREE MONTHS ENDED
                         -----------------------------
                         APRIL 27,           APRIL 28,
                           1997                1996
                         ---------           ---------
Primary.........         6,808,000            6,319,000
                         =========            =========
Fully Diluted...         6,808,000            6,319,000
                         =========            =========


In February 1997, the Financial Accounting Standards Board introduced SFAS No. 128 "Earnings per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure". SFAS No. 128 revises and simplifies the computation of earnings per share and requires certain additional disclosures. SFAS No. 129 requires additional disclosure regarding the Company's capital structure. Both standards will be adopted in the fourth quarter of fiscal year 1998. Management does not expect the adoption of SFAS No. 129 to have material effect on the Company's financial position or results of operations. The Company has not yet evaluated the impact of adopting SFAS No. 128 on earnings per share.


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

                                           Raw           Work in           Finished         Total
(thousands)                              Materials       process             goods
------------------------------------------------------------------------------------------------------
APRIL 27, 1997
Gross inventory                          $ 2,392          $ 9,790           $ 5,321          $17,503
Total reserves                              (749)         $  (768)           (1,919)          (3,436)
                                         -------          -------           -------          -------

 Net inventory                           $ 1,643          $ 9,022           $ 3,402          $14,067
                                         =======          =======           =======          =======

JANUARY 26, 1997
Gross inventory                          $ 2,895          $ 9,173           $ 3,842          $15,910
Total reserves                              (702)         $  (460)           (1,150)          (2,312)
                                         -------          -------           -------          -------

 Net inventory                           $ 2,193          $ 8,713           $ 2,692          $13,598
                                         =======          =======           =======          =======

5.      LONG-TERM DEBT -

        Long-term debt at April 27, 1997 is made up solely of notes payable. Notes payable consists of a fixed rate loan with $189,000 still due and two variable rate loans totaling $970,000 used for the acquisition of equipment and the loan on the Company's Scotland facility in the amount of $235,000.

6.      LINE OF CREDIT -

        In August 1992, and amended in September 1996, the Company entered into a credit arrangement with a financial institution for a line of credit for up to $7,500,000 at an interest rate of 30 day commercial paper plus 2.5 percent. The line of credit is made up of two parts, the first part being a $4,000,000 line for working capital needs that extends through September 1998 and the second part being a $3,500,000 line for equipment acquisition that extends through September 1997 (with an option to extend to September 1998). The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of April 27, 1997, the Company had no borrowings outstanding under this credit facility.

7.    SIGNIFICANT CUSTOMERS -

      For the three months ended April 27, 1997, a group of affiliated companies represented 11% of the Company's net sales. For the comparable quarter ended April 28, 1996, one customer accounted for 13% of the Company's net sales.


Item 2. Management's Discussion and Analysis of Financial Conditions and
        ----------------------------------------------------------------
        Results of Operations
        ---------------------

(l)     Material Changes in Financial Condition
        ---------------------------------------

        At April 27, 1997, Semtech Corporation (the "Company") had working capital of $26,436,000, compared with $24,036,000 at January 26, 1997 - an increase of $2,400,000. The increase was primarily due to the Company's profitability during the three months ended April 27, 1997.

        In the first three months of fiscal year 1998, the Company built $2,118,000 of cash and cash equivalents. The build in cash and cash equivalents was due to Company's profitability during the period and was only partially offset by cash outlays for inventory, capital equipment, and year-end supplemental compensation relating to the prior fiscal year. Operating cash flow for the first three months of the year was a positive $3,435,000. Major factors effecting operating cash flows include profitability, increased inventory levels, increased accounts receivable and increased income taxes payable. Because the Company has historically had relatively low depreciation expense, operating cash flow is largely driven by the ability to generate net income.

        During the first three months of fiscal 1998, the Company used cash of $36,000 to repay outstanding debt and $1,732,000 to pay for capital equipment purchases. The ratio of current assets to current liabilities at April 27, 1997, was 3.9 to 1, compared to 3.8 to 1 at January 26, 1997.

        The following leverage ratios indicate the extent to which the Company has been financed with debt:

                                                                           APRIL 27,         JANUARY 26,
                                                                              1997               1997
                                                                           ----------        -----------
Long-term debt as a % of total capitalization*                                 3.0%               3.8%
Total debt to total capitalization*                                            3.9%               4.4%


     *Total capitalization is defined as the sum of long-term debt and shareholders' equity.

         Efforts by the Company over the past several years to increase commercial product sales have been effective. In order to develop, design and manufacture new products, the Company has had to make significant investments over the past several years. Such investments aimed at developing additional new products, including the addition of many design and applications engineers and related equipment, will continue. Semtech fully intends to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these investments, particularly the addition of design engineers, will probably not generate significant payback in the short-term. The Company plans to finance these investments with cash generated by operations and cash on-hand.



(2)     Material Changes in Results of Operations
        -----------------------------------------

        The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Income for the three month periods ended April 27, 1997 and April 28, 1996.


THREE MONTH PERIOD ENDED APRIL 27, 1997 COMPARED WITH THE THREE MONTH PERIOD
----------------------------------------------------------------------------
ENDED APRIL 28, 1996:
---------------------

INDUSTRY TRENDS AND OUTLOOK -

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

         With a portion of the Company's sales coming from retail computer and computer related applications, the Company's results reflect some seasonality, with demand levels for this segment being higher in the third and fourth quarters of the year in comparison to the first and second quarters. While some seasonality was experienced during fiscal years 1996 and 1997, overall industry trends and Company specific conditions have greater effect on quarterly sales levels.

         New products introduced over the last twelve months are aimed at further diversifying the Company's product offering and penetrating new applications. Notebook computers, cellular handsets, communications and industrial applications are specific examples of new design efforts. While efforts are being made to increase the rate of new product introductions, enhancements are also being made to existing devices to reduce cost and maintain market share. Investment in design and applications are intended to further transition the Company's revenue sources away from foundry services and more towards standard, custom and proprietary products.

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


REVENUES -

         Revenues for the first quarter ended April 27, 1997 were $20,375,000 compared to $15,477,000 in the first quarter ended April 28, 1996, an increase of 32%. The increase in revenues for first quarter compared to the prior year period was due to continued improvement in the Company's ability to market and produce its products used in targeted end-market applications. In comparing this year's first quarter results to last years, it is important to note the effects of industry wide slowdown that occurred in the first half of last year.

         Sales of devices used in computer and peripheral applications represent over 50% of net sales in the first quarter. While sales for computer related applications has continued to represent the largest market segment, efforts to diversify customers, products and specific end product uses within the computer segment have been successful. Sales to communications customers has also increased due to demand for the Company's line of transient voltage suppressors
(TVS) used in datacommunications and telecommunications applications.

         Shipments to customers located in the Asia-Pacific region were 31% of the net sales for fiscal 1998's first quarter, an increase over the 26% of net sales the region represented in the comparable quarter of last year. Sales to European customers represented 13% of total sales for the first quarter of fiscal 1998 compared to 14% in the first quarter of fiscal 1997.

         New order received during the first quarter were more than net shipments, resulting in a book-to-bill ratio of greater than 1 to 1. The book-to-bill ratio for the comparable three month period last year was less than 1 to 1. Total new orders for the quarter ended April 27, 1997 were benefited by strong demand for the Company's TVS product line. The largest percentage of TVS product orders were from customers in the communications and computer industries.

         The Company experienced some seasonality in order rates from manufacturers of personal computers in the first quarter. The order rates from this market segment are consistent with prior year seasonal trends that generally occur after the holiday season and usually last through the first half of the year. Due to increased sales to other computer segments, such as servers and peripheral devices, the effects of this seasonality on quarterly results has been reduced. Ongoing efforts are being made to further diversify revenue sources and likewise reduce the effects of seasonality on future periods' quarterly results.



COSTS AND EXPENSES -

        COST OF GOODS SOLD -

        Gross profit margins as a percentage of net sales was 45% in the first quarter of fiscal 1998, compared to 42% in the same period last year. The improvement in gross margins is attributed to increased operating efficiencies associated with higher shipment levels and higher revenue contribution from new products. Efforts continue to be made to reduce per unit cost on exiting products as well as to increase emphasis on new product sales that typically command much higher gross margins.

        Future gross margin performance will be affected by the above noted changes as well as shipment rates, product mix, productivity levels and price changes. Average selling prices, capacity utilization and shipment rates for new products will continue to have the most significant impact on margins.

        OPERATING EXPENSES -

        Operating costs and expenses were at 24% of net sales in the first quarter of fiscal 1998, which equaled the 24% in the first quarter of fiscal 1997. While operating expenses remained flat as a percentage of net sales, absolute dollar spending did increase.

        In May 1996, the Company opened a design center at its Santa Clara, California facility. Since the opening of the design center, the Company has aggressively pursued additional design, applications and marketing talent needed to foster new product development. Added headcount and overall support of development will continue to result in higher research and development (R&D) spending levels. The Company hopes to offset some of the increased R&D expense with decreased expenses as a percentage of sales in general and administrative activities. Such a percentage decrease in operating expenses other than R&D will be dependent on the Company's ability to grow revenues.


        OTHER -

        Interest and other income of $34,000 was realized in the quarter ended April 27, 1997, compared to interest and other income of $15,000 in the prior year's first quarter. Other income and expenses for all periods is primarily interest income and expense.

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

(a) The 1997 Annual Meeting of Shareholders of the Company was duly held on June 5, 1997.

(b) Inapplicable, as (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Act; (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement; and (iii) all of such nominees were duly elected.

(c) Other matters voted upon at the meeting (i) Amendment of the Company's 1994 Long-term Stock Incentive Plan in which there were 3,061,702 affirmative votes, 1,024,288 negative votes, and 28,448 abstaining votes
        (ii) Amendment to the Company's Certificate of Incorporation to (a) increase the number of authorized shares and (b) authorization of a new class of shares, in which there were 3,124,233 affirmative votes, 1,015,981 negative votes, and 15,640 abstaining votes and (iii) Amendment to the Company's Certificate of Incorporation to eliminate cumulative voting for the election of Directors in which there were 3,369,342 affirmative votes, 531,291 negative votes, and 213,805 abstaining votes.

(d)     Not applicable

Item 5. Other Information
        -----------------

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits

        11.1 -Computation of per share earnings - See Note 2 of Notes to Consolidated Condensed Financial Statements.

        27   -Financial Data Schedule, Article 5

(b)     Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended April 27, 1997.

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



                                                  SEMTECH CORPORATION
                                                  -------------------
                                                  Registrant





Date: June 11, 1997                               /s/ John D. Poe
                                                  -----------------------
                                                  John D. Poe
                                                  President and
                                                  Chief Executive Officer






Date:  June 11, 1997                              /s/ David G. Franz, Jr.
                                                  -----------------------
                                                  David G. Franz, Jr.
                                                  Vice President Finance, Chief
                                                  Financial Officer, and
                                                  Secretary