Form 10-Q
period 1997-08-03
SEMTECH CORP
filed 1997-09-17
CIK 88941

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  ____________



For Quarter Ended August 3, 1997               Commission File Number 1-6395
                  --------------                                      ------



                              SEMTECH CORPORATION
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Delaware                                           95-2119684
    ------------------------------                           ----------------
   (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification Number)


     652 Mitchell Road, Newbury Park, California                     91320
     ------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


   Registrant's telephone number, including area code         (805) 498-2111
                                                         -------------------



                                      N/A
------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

             Yes    X        No  _______
                  ------



Number of shares of Common Stock, $0.01 par value, outstanding at August 3, 1997: 6,265,578.
       ----------

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

    In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of August 3, 1997, and the results of their operations and their cash flows for the three and six months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURES)
                                  (UNAUDITED)





                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 -------------------              -----------------
                                                 AUGUST 3,    JULY 28,           AUGUST 3,     JULY 28,
                                                   1997         1996              1997           1996
                                                 ----------  ----------         ----------     --------
NET SALES                                         $21,634     $13,424            $42,009     $28,901
Cost of sales                                      11,750       8,117             23,020      17,112
                                                  -------     -------            -------     -------
  Gross profit                                      9,884       5,307             18,989      11,789
Operating expenses                                  5,213       3,451             10,101       7,144
                                                  -------     -------            -------     -------
Operating income                                    4,671       1,856              8,888       4,645
Interest and other(income)expense                     (76)          1               (110)        (14)
                                                  -------     -------            -------     -------
Income before taxes                                 4,747       1,855              8,998       4,659
Provision for taxes                                 1,567         612              2,970       1,533
                                                  -------     -------            -------     -------
NET INCOME                                        $ 3,180     $ 1,243            $ 6,028     $ 3,126
                                                  =======     =======            =======     =======
NET INCOME PER SHARE:
  Primary                                         $  0.45     $  0.20            $  0.87     $  0.50
                                                  =======     =======            =======     =======
  Fully diluted                                   $  0.45     $  0.20            $  0.85     $  0.50
                                                  =======     =======            =======     =======


                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURE)




                                           (UNAUDITED)
                                            AUGUST 3,    JANUARY 26,
                                              1997           1997
                                           -----------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $11,984        $ 8,346
  Temporary investments                           725            757
  Receivables, net                             10,093          8,465
  Income taxes refundable                           -             68
  Inventories                                  15,497         13,598
  Other current assets                            751            853
  Deferred income taxes                           592            588
                                              -------        -------
    TOTAL CURRENT ASSETS                       39,642         32,675
                                              -------        -------
PROPERTY, PLANT AND EQUIPMENT, NET             10,362          8,470
OTHER ASSETS                                      230            198
DEFERRED INCOME TAXES                              40            302
                                              -------        -------
    TOTAL ASSETS                              $50,274        $41,645
                                              =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt        $   299        $   193
  Accounts payable                              4,316          4,660
  Accrued liabilities                           2,887          2,305
  Income taxes payable                            840            821
  Other current liabilities                       578            660
                                              -------        -------
    TOTAL CURRENT LIABILITIES                   8,920          8,639
                                              -------        -------
LONG-TERM DEBT, LESS CURRENT MATURITIES           671          1,237
OTHER LONG-TERM LIABILITIES                       351            287
SHAREHOLDERS' EQUITY:
  Common Stock, $0.01 par value, 40,000
   authorized                                      77             76

  Additional paid-in capital                   13,782         11,012
  Retained earnings                            26,701         20,673
  Cumulative translation adjustment              (228)          (279)
                                              -------        -------
    TOTAL SHAREHOLDERS' EQUITY                 40,332         31,482
                                              -------        -------
    TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                    $50,274        $41,645
                                              =======        =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)





                                                   SIX MONTHS ENDED
                                                   ----------------
                                                 AUGUST 3,     JULY 28,
                                                   1997         1996
                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net income                                        $ 6,028     $ 3,126
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                     1,125         876
    Deferred income taxes                               258        (141)
    Tax benefit from stock option
     transactions                                     1,438         137
  Changes in assets and liabilities:
    Receivables                                      (1,628)        224
    Income taxes refundable                              68         (16)
    Inventories                                      (1,899)     (1,826)
    Other assets                                         70          48
    Accounts payable and accrued
     liabilities                                        238      (1,675)
    Income taxes payable                                 19          33
    Other current liabilities                           (82)       (149)
                                                    -------     -------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                      5,635         637
                                                    -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Temporary cash investments                             32          (1)
  Additions to property, plant and
    equipment                                        (3,017)     (1,477)
                                                     -------     -------
     NET CASH USED BY INVESTING
      ACTIVITIES                                     (2,985)     (1,478)
                                                     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Additions to debt                                       -         809
  Repayment of debt                                    (460)       (218)
  Stock options exercised                             1,333         120
  Other long-term liabilities                            64        (180)
  Other                                                   -        (145)
                                                    -------     -------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                        937         386
                                                    -------     -------
Effect of exchange rate changes on cash                  51          20
Net increase (decrease) in cash and
 cash equivalents                                     3,638        (435)
Cash and cash equivalents at beginning
 of period                                            8,346       6,034
                                                    -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $11,984     $ 5,599
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

    The income tax provision for the six months ended August 3, 1997 consisted of income tax expense of $2,762,000 on the income of the Company's U.S. operations and income tax expense of $208,000 on the income from the Company's foreign operation. In the prior year six month period ended July 28, 1996, the Company incurred income tax expense of $1,484,000 on the income of the Company's U.S. operations and income tax expense of $49,000 on income from the Company's foreign operation.


2.  INCOME PER SHARE -

    Primary and fully diluted net income per share of common stock has been computed based on the weighted average number of common and common equivalent shares outstanding, as follows:



                    THREE MONTHS ENDED              SIX MONTHS ENDED
                   ---------------------         ----------------------
                   AUGUST 3,   JULY 28,           AUGUST 3,   JULY 28,
                     1997        1996               1997        1996
                   ---------   ---------         ----------   ---------
PRIMARY.........   7,026,000   6,266,000          6,956,000   6,262,000
                   =========   =========          =========   =========
FULLY DILUTED...   7,125,000   6,266,000          7,099,000   6,262,000
                   =========   =========          =========   =========

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


                              Raw             Work in          Finished
(thousands)                 Materials        process             goods      Total
--------------------------------------------------------------------------------------
AUGUST 3, 1997
Gross inventory              $2,207            $10,499           $ 6,446    $19,152
Total reserves                 (724)           $  (805)           (2,126)    (3,655)
                             ------            -------           -------    -------
 Net inventory               $1,483            $ 9,694           $ 4,320    $15,497
                             ======            =======           =======    =======
JANUARY 26, 1997
Gross inventory              $2,895            $ 9,173           $ 3,842    $15,910
Total reserves                 (702)           $  (460)           (1,150)    (2,312)
                             ------            -------           -------    -------
 Net inventory               $2,193            $ 8,713           $ 2,692    $13,598
                             ======            =======           =======    =======

5.  LONG-TERM DEBT -


    Long-term debt at August 3, 1997 is made up solely of a single note payable. The note payable consists of a variable rate loan totaling $970,000 used for the acquisition of equipment.

6.  LINE OF CREDIT -

    In August 1992, and amended in September 1996, the Company entered into a credit arrangement with a financial institution for a line of credit for up to $7,500,000 at an interest rate of 30 day commercial paper plus 2.5 percent. The line of credit is made up of two parts, the first part being a $4,000,000 line for working capital needs and the second part being a $3,500,000 line for equipment acquisition. Both portions of the line of credit extend through September 1998. The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of August 3, 1997, the Company had no borrowings outstanding under this credit facility.

7. SIGNIFICANT CUSTOMERS -

   For the six months ended August 3, 1997, a group of affiliated companies and their subcontractors represented approximately 10% of the Company's net sales. For the comparable six month period last year, one customer accounted for 11% of the Company's net sales.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

(l)      Material Changes in Financial Condition
         ---------------------------------------

         At August 3, 1997, Semtech Corporation (the "Company") had working capital of $30,722,000, compared with $24,036,000 at January 26, 1997 - an increase of $6,686,000 or 28%. The increase was primarily due to the Company's profitability during the six month period and the addition of paid in capital generated from the exercise of employee stock options.

         The Company built $3,638,000 of cash and cash equivalents during the first two quarters of the fiscal year. The increase in cash and cash equivalents was mostly due to the Company's profitability during the period and was only partially offset by cash outlays for inventory, capital equipment, and year-end supplemental compensation relating to the prior fiscal year. Operating cash flow for the first six months of the year was a positive $5,635,000. Major factors effecting operating cash flows include profitability, increased inventory levels, increased accounts receivable and the tax benefits of employee stock options exercised. Because the Company has historically had relatively low depreciation expense, operating cash flow is largely driven by the ability to generate net income.

         During the first half of fiscal year 1998, the Company used cash of $3,017,000 to pay for capital equipment purchases and $460,000 to repay outstanding debt. The ratio of current assets to current liabilities at August 3, 1997, was 4.4 to 1, compared to 3.8 to 1 at January 26, 1997. The following leverage ratios indicate the extent to which the Company has been financed with debt:

                                           AUGUST 3,    JANUARY 26,
                                              1997          1997
                                           ----------   ------------
Long-term debt as a % of total
 capitalization*                             1.6%           3.8%
Total debt to total capitalization*          2.4%           4.4%

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



(2)        Material Changes in Results of Operations
           -----------------------------------------

           The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Income for the three and six month periods ended August 3, 1997 and July 28, 1996.

THREE AND SIX MONTH PERIODS ENDED AUGUST 3, 1997 COMPARED WITH THE THREE AND SIX
--------------------------------------------------------------------------------
MONTH PERIODS ENDED JULY 28, 1996:
----------------------------------


INDUSTRY TRENDS AND OUTLOOK -

    Over the last three fiscal years, Semtech has experienced increased acceptance of its commercial product lines and significantly broadened its customer base. Efforts have been made to increase market share for existing products and to develop new products for serving primarily commercial markets. While the Company has been successful in growing, future growth and success is dependent on new products, market conditions and increased production efficiencies. Customers continue to order with short lead-times. As a result, the Company generally has only 90-120 days visibility of future period shipments.

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

REVENUES -

    Revenues for the second quarter ended August 3, 1997 were $21,634,000 compared to $13,424,000 in the second quarter ended July 28, 1996, an increase of 61%. Revenues for the six months ended August 3, 1997 were $42,009,000, which represented an increase of 45% over the $28,901,000 recorded in the six months ended July 28, 1996. The increase in revenues for the second quarter and first half of fiscal year 1998 was due to continued improvement in the Company's ability to market and produce its products used in computer, communications and other strategic end-market applications. While shipment levels for the first two quarters of fiscal year 1998 were at record levels, statistical comparisons with prior year periods further reflects an industry wide slowdown that negatively affected the first two quarters of fiscal year 1997.

    The Company estimates that shipments made during the second quarter of fiscal 1998 were for use in the following end-market applications: 48% computer, 15% communications, 12% industrial, 14% military and aerospace and 11% for foundry services. While sales for computer related applications continues to represent the largest market segment, the Company has successfully diversified computer related applications and end customers. Sales to communications customers has increased due to demand for the Company's line of transient voltage suppressors (TVS) used in datacommunications and telecommunications applications. Efforts are underway to increase sales to communications customers beyond just TVS devices.

    Semtech has aggressively pursued opportunities in several markets designed to grow revenues and establish market share for power management and protection products. Some of the new products designed for use in the power management area are industry standard parts. Industry standard parts are comparable in function to other devices and have multiple manufactures of the part. Proprietary or limited sources products tend to have distinguishable features and one or limited manufacturing sources. Semtech estimates that approximately 25% of its net sales are derived from proprietary or limited source products. The TVS product line constitutes the largest percentage of the Company's proprietary parts. Ongoing design efforts are designed to increase the number of proprietary parts due to their resilient demand and generally higher margin contribution.

    Shipments to customers located in the Asia-Pacific region were 30% of the net sales for fiscal 1998's second quarter, which equaled the 30% of net sales the region represented in the comparable quarter of last year. Sales to European customers was 14% of total sales for the second quarter of both fiscal year 1998 and fiscal year 1997.

    New orders received during the second quarter were more than net shipments, resulting in a book-to-bill ratio of greater than 1 to 1. The book-to-bill ratio for the comparable three month period last year was less than 1 to 1 and reflected the slowdown that widely affected the semiconductor industry.

    Orders for the three and six months ended August 3, 1997 were benefited by strong demand for the Company's TVS product line and solid business conditions for power products and the Company's older base business. Customer demand and related trend of new orders improved throughout the second quarter. The final month of the second quarter represented the strongest of the three months in the quarter. For both the first and second quarters of fiscal 1998, orders for TVS products represent the strongest relative growth in comparison to the prior year.

    In addition to positive new order trends, the Company has seen increased design win activities associated with the introduction of new products. For the first six months of fiscal 1998, Semtech introduced twelve new product families and two custom products. Design wins and in some cases production orders for new products introduced in the last 180 days has continued to grow. New products have been focused at increasing the Company's market share and growing overall end market applications.

COSTS AND EXPENSES -

    COST OF GOODS SOLD -

    Gross profit margins as a percentage of net sales was 46% in the second
quarter of fiscal 1998, compared to 40% in the same period last year.   For the
six months ended August 3, 1997 and July 28, 1996, gross margins were 45% and 41%, respectively. The improvement in gross margins is attributed to increased operating efficiencies associated with higher shipment levels and higher revenue contribution from higher margin new products. Decreases in the average selling of certain industry standard products experienced during the first half of fiscal 1998 have been partially offset by reduce manufacturing costs per unit. Continued efforts are being made to further reduce cost on existing products as well as to increase emphasis on new product sales that typically command much higher gross profit margins.

    Future gross margin performance will be affected by the above noted changes as well as shipment rates, product mix, productivity levels and price changes. Average selling prices, capacity utilization and shipment rates for new products will continue to have the most significant impact on margins.

    OPERATING EXPENSES -

    Operating costs and expenses were at 24% of net sales in the second quarter of fiscal 1998, which compared to the 26% in the second quarter of fiscal 1997. Operating expenses for the first half of fiscal 1998 were at 24% of net sales versus 25% in the first six months of fiscal 1997. While operating expenses improved as a percentage of net sales, absolute dollar spending did increase. The Company has added a significant number of key employees and related infrastructure over the last twelve months designed to support the long-term growth of the Company.

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

    For the first six months of fiscal year 1998, the Company has added a significant amount of technical resources, including the addition of seven designers, seven field applications engineers and several key strategic marketing and operations individuals. Additional key personal hires are expected as the Company continues to support strategic objectives.

    OTHER -

    Interest and other income of $76,000 was realized in the quarter ended August 3, 1997, compared to interest and other expense of $1,000 in the prior year's second quarter. For the six month periods ended August 3, 1997 and July 28, 1996, $110,000 and $14,000 of interest and other income, respectively, was realized. Other income and expenses for all periods is primarily interest income and expense.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

     11.1 -Computation of per share earnings - See Note 2 of Notes to Consolidated Condensed Financial Statements.

     27   -Financial Data Schedule, Article 5

(b)  Reports on Form 8-K

   There were no reports on Form 8-K filed during the six months ended August 3, 1997.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: September 17, 1997               /s/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       President and
                                       Chief Executive Officer



Date: September 17, 1997               /s/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary