Form 10-Q
period 1997-11-02
SEMTECH CORP
filed 1997-12-17
CIK 88941

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 ------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ------------

For Quarter Ended November 2, 1997               Commission File Number 1-6395
                  ----------------                                      ------


                              SEMTECH CORPORATION
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                           95-2119684
-------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


652 Mitchell Road, Newbury Park, California                       91320
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code              (805) 498-2111
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


Number of shares of Common Stock, $0.01 par value, outstanding at November 2, 1997: 7,045,483.
       ---------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements
         --------------------

    The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As discussed in Note 1, the Company acquired Edge Semiconductor Incorporated on October 2, 1997. The transaction was accounted for as a pooling of interests and likewise, all financial information presented includes the combined results of both the Company and Edge Semiconductor.

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

    In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of November 2, 1997, and the results of their operations and their cash flows for the three and nine months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURES)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                      --------------------------    --------------------------
                                      NOVEMBER 2,    OCTOBER 27,    NOVEMBER 2,    OCTOBER 27,
                                         1997           1996           1997           1996
                                      -----------    -----------    -----------    -----------
NET SALES                               $26,533        $18,370        $74,266        $50,529
Cost of sales                            13,743         10,621         39,209         29,184
                                        -------        -------        -------        -------
  Gross profit                           12,790          7,749         35,057         21,345
Operating expenses                        6,613          4,660         18,731         12,840
                                        -------        -------        -------        -------
Operating income                          6,177          3,089         16,326          8,505
Acquisition costs                         1,210             -           1,210             -
Interest and other (income), net           (113)           (50)          (241)           (70)
                                        -------        -------        -------        -------
Income before taxes                       5,080          3,139         15,357          8,575
Provision for taxes                       1,690          1,043          5,134          2,866
                                        -------        -------        -------        -------
NET INCOME                              $ 3,390        $ 2,096        $10,223        $ 5,709
                                        =======        =======        =======        =======
NET INCOME PER SHARE:
  Primary                               $  0.42        $  0.30        $  1.30        $  0.80
                                        =======        =======        =======        =======
  Fully diluted                         $  0.42        $  0.29        $  1.29        $  0.80
                                        =======        =======        =======        =======

See accompanying notes.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                  NOVEMBER 2,    JANUARY 26,
                                                                     1997           1997
                                                                  -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $15,408        $ 9,439
  Temporary investments                                               1,463            757
  Receivables, net                                                   13,294          9,120
  Income taxes refundable                                                -              68
  Inventories                                                        16,270         14,454
  Other current assets                                                  854            919
  Deferred income taxes                                                 926            637
                                                                    -------        -------
    TOTAL CURRENT ASSETS                                             48,215         35,394
                                                                    -------        -------
PROPERTY, PLANT AND EQUIPMENT, NET                                   11,511          9,416
OTHER ASSETS                                                             65            226
DEFERRED INCOME TAXES                                                   284            302
                                                                    -------        -------
    TOTAL ASSETS                                                    $60,075        $45,338
                                                                    =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                              $    -         $   254
  Accounts payable                                                    4,968          5,585
  Accrued liabilities                                                 4,251          2,646
  Income taxes payable                                                1,055            664
  Other current liabilities                                           1,260            660
                                                                    -------        -------
    TOTAL CURRENT LIABILITIES                                        11,534          9,809
                                                                    -------        -------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                 484          1,256

OTHER LONG-TERM LIABILITIES                                              28            287

SHAREHOLDERS' EQUITY:
  Common Stock, $0.01 par value, 40,000,000 authorized                   86             84
  Additional paid-in capital                                         16,296         12,610
  Retained earnings                                                  31,794         21,571
  Cumulative translation adjustment                                    (147)          (279)
                                                                    -------        -------
    TOTAL SHAREHOLDERS' EQUITY                                       48,029         33,986
                                                                    -------        -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $60,075        $45,338
                                                                    =======        =======

See accompanying notes.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                  --------------------------
                                                  NOVEMBER 2,    OCTOBER 27,
                                                     1997           1996
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net income                                        $10,223        $ 5,709
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     1,980          1,513
    Deferred income taxes                              (271)          (242)
    Tax benefit from stock option transactions        2,079            192
  Changes in assets and liabilities:
    Receivables                                      (4,174)          (739)
    Income taxes refundable                              68             (3)
    Inventories                                      (1,816)        (2,380)
    Other assets                                        226           (243)
    Accounts payable and accrued liabilities            988             74
    Income taxes payable                                391            240
    Other current liabilities                           600           (325)
                                                    -------        -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES      10,294          3,796
                                                    -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Temporary investments                                (706)            -
  Additions to property, plant and equipment         (4,075)        (2,964)
                                                    -------        -------
    NET CASH USED BY INVESTING ACTIVITIES            (4,781)        (2,964)
                                                    -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Additions to debt                                      -             809
  Repayment of debt                                  (1,026)          (816)
  Stock options exercised                             1,609            135
  Other long-term liabilities                          (259)           (59)
  Other                                                  -
                                                    -------        -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES          324             69
                                                    -------        -------
Effect of exchange rate changes on cash                 132             79
Net increase in cash and cash equivalents             5,969            980
Cash and cash equivalents at beginning of period      9,439          7,175
                                                    -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $15,408        $ 8,155
                                                    =======        =======

See accompanying notes.

                     SEMTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACQUISITION -

    On October 2, 1997, Semtech Corporation (the "Company") entered into, and consummated, an Agreement and Plan of Merger (the "Merger Agreement") among the Company, ESI Acquisition Corp., a wholly-owned subsidiary of the Company, and Edge Semiconductor Incorporated ("Edge"). Pursuant to the Merger Agreement, Semtech issued 749,977 shares of its common stock to all the shareholders of Edge and all the holders of options and warrants to purchase shares of common stock of Edge. The Company acquired Edge to integrate and complement its existing businesses and technology. The completion of the acquisition of Edge was announced in a press release issued by the Company on October 3, 1997.

    The acquisition of Edge Semiconductor by the Company was accounted for as a pooling of interests transaction. As a result, Edge now is a wholly-owned subsidiary of the Company. All financial data of the Company at November 2, 1997 and January 26, 1997 and for the three and nine months ended November 2, 1997 and October 27, 1996 have been restated to include the operating results of Edge, including earnings per share calculations based on the number of shares issued under the agreement.

    The following table shows the effect of Edge's results of operations on the combined companies. Costs of $808,000 on an after tax basis associated with the Company's acquisition of Edge are included in Semtech's net income.

                           THREE MONTHS ENDED             NINE MONTHS ENDED
                       --------------------------    --------------------------
                       NOVEMBER 2,    OCTOBER 27,    NOVEMBER 2,    OCTOBER 27,
                           1997          1996           1997           1996
                       -----------    -----------    -----------    -----------
SEMTECH - REVENUES       $23,133        $17,093        $65,142        $45,994
EDGE - REVENUES            3,400          1,277          9,124          4,535
                         -------        -------        -------        -------
COMBINED REVENUES        $26,533        $18,370        $74,266        $50,529

SEMTECH - NET INCOME     $ 2,782        $ 1,974        $ 8,810        $ 5,100
EDGE - NET INCOME            608            122          1,413            609
                         -------        -------        -------        -------
COMBINED NET INCOME      $ 3,390        $ 2,096        $10,223        $ 5,709


2.  INCOME TAXES -

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

    The income tax provision for the nine months ended November 2, 1997 consisted of income tax expense of $4,797,000 on the income of the Company's U.S. operations (primarily North American and Asian based-sales) and income tax expense of $337,000 on the income from the Company's foreign operation (primarily European based sales). In the prior year nine month period ended October 27, 1996, the Company incurred income tax expense of $2,745,000 on the income of the Company's U.S. operations and income tax expense of $121,000 on income from the Company's foreign operation.


3.  INCOME PER SHARE -

    Primary and fully diluted net income per share of common stock has been computed based on the weighted average number of common and common equivalent shares outstanding, as follows:

                            THREE MONTHS ENDED             NINE MONTHS ENDED
                        --------------------------    --------------------------
                        NOVEMBER 2,    OCTOBER 27,    NOVEMBER 2,    OCTOBER 27,
                           1997            1996          1997           1996
                        -----------    -----------    -----------    -----------
PRIMARY...............   8,098,000      7,066,000      7,860,000      7,093,000
                         =========      =========      =========      =========
FULLY DILUTED.........   8,098,000      7,152,000      7,921,000      7,101,000
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

                            Raw          Work in     Finished      Total
(thousands)              Materials       process      goods
--------------------------------------------------------------------------------
NOVEMBER 2, 1997
Gross inventory           $2,638        $11,514       $ 7,298      $21,450
Total reserves              (776)       $(1,002)       (3,402)      (5,180)
                          ------        -------       -------      -------
  Net inventory           $1,862        $10,512       $ 3,896      $16,270
                          ======        =======       =======      =======

JANUARY 26, 1997
Gross inventory           $2,895        $ 9,469       $ 4,619      $16,983
Total reserves              (702)       $  (460)       (1,367)      (2,529)
                          ------        -------       -------      -------
 Net inventory            $2,193        $ 9,009       $ 3,252      $14,454
                          ======        =======       =======      =======


6.  LONG-TERM DEBT -

    Long-term debt at November 2, 1997 is made up solely of a single note payable. The note payable is a variable rate loan used for the acquisition of equipment with a remaining principal balance of $484,000.


7.  LINE OF CREDIT -

    In August 1992, and amended in September 1996, the Company entered into a credit arrangement with a financial institution for a line of credit for up to $7,500,000 at an interest rate of 30 day commercial paper plus 2.5 percent. The line of credit is made up of two parts, the first part being a $4,000,000 line for working capital needs and the second part being a $3,500,000 line for equipment acquisition. Both portions of the line of credit extend through September 1998. The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of November 2, 1997, the Company had no borrowings outstanding under this credit facility.


8.  SIGNIFICANT CUSTOMERS -

    For the nine months ended November 2, 1997 and October 27, 1996, no one customer represented 10% of the Company's net sales.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

(l)  Material Changes in Financial Condition
     ---------------------------------------

    Under the pooling of interest treatment of the Company's October 2, 1997 acquisition of Edge Semiconductor, all financial statements and discussions reflect the combined results of the two companies, including prior periods presented.

    At November 2, 1997, Semtech had working capital of $36,681,000, which represents an increase of $11,096,000 or 43% over the $25,585,000 of working capital at January 26, 1997. The increase was primarily due to the Company's profitability during the nine month period and the addition of paid in capital generated from the exercise of employee stock options.

    The Company increased its cash and cash equivalents by approximately $6 million during the first three quarters of fiscal year 1998. The increase in cash and cash equivalents was mostly due to the Company's profitability during the period and was only partially offset by an increase in receivables and cash outlays for inventory, capital equipment, acquisition related costs and payments of accrued items. Operating cash flow for the first nine months of the year was $10,294,000. Major factors effecting operating cash flows include profitability, increased inventory levels, increased accounts receivable and the tax benefits of employee stock options exercised. Because the Company has historically had relatively low depreciation expense, operating cash flow is largely driven by the ability to generate net income.

    During the first three quarters of fiscal year 1998, the Company used cash of $4,075,000 to pay for capital equipment purchases and $1,026,000 to repay outstanding debt. The ratio of current assets to current liabilities at November 2, 1997, was 4.2 to 1, compared to 3.6 to 1 at January 26, 1997. The following leverage ratios indicate the extent to which the Company has been financed with debt:


                                                       NOVEMBER 2,   JANUARY 26,
                                                          1997          1997
                                                       -----------   -----------
Long-term debt as a % of total capitalization*             1.0%          3.6%
Total debt to total capitalization*                        1.0%          4.3%

* Total capitalization is defined as the sum of long-term debt and shareholders' equity.

    In order to develop, design and manufacture new products, the Company has had to make significant investments over the past several years. Investments aimed at developing new products, including the addition of many design and applications engineers and related equipment, will continue. The Company fully intends to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these investments, particularly the addition of design engineers, will probably not generate significant payback in the short-term. The Company plans to finance these investments with cash generated by operations and cash on-hand. In the past, the Company has relied on operating cash flows and selective use of bank borrowings to finance business investments.


(2)  Material Changes in Results of Operations
     -----------------------------------------

    The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Income for the three and nine month periods ended November 2, 1997 and October 27, 1996, respectively.


THREE AND NINE MONTH PERIODS ENDED NOVEMBER 2, 1997 COMPARED WITH THE THREE AND
-------------------------------------------------------------------------------
NINE MONTH PERIODS ENDED OCTOBER 27, 1996:
-----------------------------------------

INDUSTRY TRENDS AND OUTLOOK -

    Semtech experienced increased acceptance of its commercial product lines and significantly broadened its customer base over the last three fiscal years. Efforts have been made to increase market share for existing products and to develop new products for serving primarily commercial markets. In addition, with the acquisition of Edge Semiconductor the Company has broadened the market segments and customer base from which it derives its revenue.

    While the Company has been successful in growing revenues and net income, future growth and success is dependent on new products, market conditions and increased operating efficiencies. Customers in main-stream markets, such as the computer industry and certain communications segments, continue to order product with short lead-times. As a result, the Company generally has only 90-120 days visibility of future period shipments for many of its product lines.

    With a portion of the Company's sales coming from retail computer and computer related applications, the Company's results reflect some seasonality, with demand levels for this segment being higher in the third and fourth quarters of the year in comparison to the first and second quarters. A large percentage of such computer related sales are to customers located in the Asia-Pacific region. While these Asian-based customers represent a notable percentage of net sales, the Company estimates that nearly two-thirds of sales into the Asian region are to sub-contractors and off-shore assembly operations of manufacturers that are supplying the North American and European markets. Although some seasonality and geographic trends have influenced sales levels in recent years, overall industry trends and Company specific conditions have greater effect on quarterly results.

    New products introduced over the last twelve to eighteen months have been aimed at further diversifying the Company's product offering and penetrating new applications. Notebook computers, cellular handsets, communications and industrial applications are specific examples of new design efforts. While efforts are being made to increase the rate of new product introductions, enhancements are also being made to existing devices to reduce cost and maintain market share. Investment in design and applications are intended to further transition the Company's revenue sources away from foundry services and more towards standard, custom and proprietary products.

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


REVENUES -

    Revenues for the third quarter ended November 2, 1997 were $26,533,000 compared to $18,370,000 in the third quarter ended October 27, 1996, an increase of 44%. Revenues for the nine months ended November 2, 1997 were $74,266,000, which represented an increase of 47% over the $50,529,000 recorded in the nine months ended October 27, 1996. The increase in revenues for the third quarter and first three quarters of fiscal year 1998 was due to continued improvement in the Company's ability to market and produce its products used in computer, communications, automated test equipment (ATE) and other strategic end-market applications.

    The Company estimates that shipments made during the third quarter of fiscal 1998 were for use in the following end-market applications: 46% computer, 15% communications, 7% industrial, 14% military and aerospace, 5% for foundry services and 13% automated test equipment (ATE). While sales for computer related applications continues to represent the largest market segment, the Company has successfully diversified computer related applications and end customers. Sales to communications customers are still closely tied to demand for the Company's line of transient voltage suppressors (TVS) used in datacommunications and telecommunications applications. Efforts are underway to increase sales to communications customers beyond just TVS devices. Sales of circuits used by ATE manufacturers have grown dramatically due to increased demand for test equipment and increased market share.

    Semtech has aggressively pursued opportunities in several markets designed to grow revenues and establish market share for power management, protection and interface products. Some of the new products designed for use in the power management area are industry standard parts. Industry standard parts are comparable in function to other devices and have multiple manufacturers of the part. Proprietary or limited source products tend to have distinguishable features and one or limited manufacturing sources. Semtech estimates that approximately 40% of its net sales are derived from proprietary or limited source products. The TVS and ATE product lines constitute the largest percentage of the Company's proprietary parts. Ongoing design efforts look to increase the number of proprietary parts due to their resilient demand and generally higher margin contribution.

    Shipments to customers located in the Asia-Pacific region were 32% of the net sales for fiscal 1998's third quarter, which was down from the 33% of net sales the region represented in the comparable quarter of last year. The Company estimates that two-thirds of sales into the Asia-Pacific region are to sub-contractors and offshore assembly operations of manufacturers that are supplying North American and European end-market demand. Sales to European customers were 15% of total sales for the third quarter of this year, which compared to 13% of net sales in the third quarter of fiscal year 1997.

    New orders received during the third quarter were more than net shipments, resulting in a book-to-bill ratio of greater than 1 to 1. The book-to-bill ratio for the comparable three month period last year was also above 1 to 1. Bookings for the three and nine months ended November 2, 1997 reflected accelerated demand for the Company's products and favorable end-market application conditions.

    As a result of investments in research and development, the Company has seen increased design win activities associated with the introduction of new products. For the first nine months of fiscal 1998, Semtech introduced over twenty new product families and secured more than one hundred and thirty design wins, which were supported by initial purchase orders. New products have been focused at increasing the Company's market share and growing overall end-market applications.


COSTS AND EXPENSES -

    COST OF GOODS SOLD -

    Gross profit margins as a percentage of net sales was 48% in the third
quarter of fiscal 1998, compared to 42% in the same period last year.   For the
nine months ended November 2, 1997 and October 27, 1996, gross margins were 47% and 42%, respectively. The improvement in gross margins is attributed to higher contribution from ATE, TVS and other higher-margin product lines and increased operating efficiencies associated with higher shipment levels. Decreases in the average selling of certain industry standard products (namely power management
ICs) experienced during the first half of fiscal 1998 have been partially offset by reduced manufacturing costs per unit. Continued efforts are being made to further reduce cost on existing products as well as to increase emphasis on new product sales that typically command much higher gross profit margins.

    Future gross margin performance will be affected by the above noted changes as well as shipment rates, product mix, productivity levels and price changes. Average selling prices, product mix, capacity utilization and shipment rates for new products will continue to have the most significant impact on margins.


    OPERATING EXPENSES -

    Operating costs and expenses were at 25% of net sales in the third quarter of fiscal 1998, which equaled the 25% in the third quarter of fiscal 1997. Operating expenses for the first three quarters of both fiscal year 1998 and fiscal year 1997 were also at 25% of net sales. While operating expenses remained constant as a percentage of net sales, absolute dollar spending did increase. The Company has added a significant number of key employees and related infrastructure over the last eighteen months designed to support the long-term growth of the Company.

    With dedicated design activities occurring in Santa Clara and San Diego, California, the Company has aggressively pursued additional design and layout talent needed to foster new product development. The Company has also pursued design capabilities in other remote locations and intends to continue to take steps to attract and retain technical talent worldwide. Headcount additions have also been made on applications and strategic marketing talent needed to support growth objectives. Added headcount and overall support of development will continue to result in higher research and development (R&D) spending levels. The Company hopes to offset some of the increased R&D expense with decreased expenses as a percentage of sales in general and administrative activities. Such a percentage decrease in operating expenses other than R&D will be dependent on the Company's ability to grow revenues.

    For the first nine months of fiscal year 1998, the Company has added a significant amount of technical resources. The Company has approximately 30 technical persons dedicated to research and development activities. Additions to design as well as field applications support have doubled the Company's resources in these areas over the last eighteen months.


    OTHER -

    Interest and other income of $113,000 was realized in the quarter ended November 2, 1997, compared to interest and other income of $50,000 in the prior year's third quarter. For the nine month period ended November 2, 1997, the Company had interest and other income of $241,000 compared to interest and other income of $70,000 for the period ended October 27, 1996. Interest and other income for all periods is primarily interest income.

    In the third quarter of fiscal year 1998, the Company recorded $1,210,000 of one-time costs related to the acquisition of Edge Semiconductor Incorporated. The acquisition costs are principally the charges of the attorneys, auditors and investment bankers that assisted the Company in completing the transaction.


    NEW AUTHORITATIVE PRONOUNCEMENTS -

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

    11.1 -Computation of per share earnings - See Note 3 of Notes to Consolidated Condensed Financial Statements.

    27   -Financial Data Schedule, Article 5

(b) Reports on Form 8-K

   On October 30, 1997 the Company filed a report on Form 8-K to report the acquisition of Edge Semiconductor Incorporated. The acquisition was previously reported on a Form S-3 report filed with the Securities and Exchange Commission on October 10, 1997.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: December 16, 1997                /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       President and
                                       Chief Executive Officer



Date: December 16, 1997                /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary