Form 10-K405
period 1998-02-01
SEMTECH CORP
filed 1998-05-01
CIK 88941

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended FEBRUARY 1, 1998
                                       OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________  to ________________

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

Yes  X     No
    ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this
form 10-K.    [ X ]

Aggregate market value of voting stock held by non affiliates of the registrant as of April 17, 1998 was $321,783,900 and the market price of the Registrant's stock was $22.44 per share. The number of shares outstanding of the Registrant's common stock was 14,339,746 at April 17, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant's annual meeting of shareholders on June 11, 1998.

This report on Form 10-K contains a total of 41 pages.

                              SEMTECH CORPORATION
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED FEBRUARY 1, 1998



                                         PART I

                                                                                                      PAGE
                                                                                                  ------------
Item 1         Business                                                                                 2
Item 2         Properties                                                                               9
Item 3         Legal Proceedings                                                                       10
Item 4         Submission of Matters to a Vote of Security Holders                                     10

                                    PART II

Item 5         Market for the Registrant's Common Equity and Related Shareholder Matters               11
Item 6         Selected Financial Data                                                                 11
Item 7         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                             12
Item 8         Financial Statements and Supplementary Data                                             18
Item 9         Changes in or Disagreements with Accountants on Accounting and Financial
                Disclosure                                                                             36

                                    PART III

Item 10        Directors and Executive Officers of the Registrant                                      36
Item 11        Executive Compensation                                                                  37
Item 12        Security Ownership of Certain Beneficial Owners and Management                          37
Item 13        Certain Relationships and Related Transactions                                          37

                                    PART IV

Item 14        Exhibits, Financial Statement Schedules and Reports on Form 8-K                         38
               Signatures                                                                              41

                                     PART I
                                     ------

ITEM 1. BUSINESS

GENERAL

Semtech Corporation (Semtech or the Company) was incorporated in 1960 in Delaware and the Company's initial public offering was in 1967. The Company's principal executive offices are located at 652 Mitchell Road, Newbury Park, California.

Semtech designs, manufactures and markets a wide range of analog and mixed-signal semiconductors, including integrated circuits (ICs), discrete circuits, and assembly products. The Company's devices are used in a variety of applications including computer, communications, industrial, military-aerospace and automotive. The Company also provides wafer foundry services to other electronic component manufacturers.


ACQUISITION

On October 2, 1997, Semtech acquired Edge Semiconductor Incorporated (Edge or Edge Semiconductor). Edge is a leading supplier of analog and mixed-signal circuits used in automated test equipment (ATE). Large semiconductor manufacturers use automated test equipment systems in the production and testing of their component products.

Semtech issued 1,499,954 shares (after the effect of a two-for-one stock split that occurred on January 13, 1998) of its common stock to all the shareholders of Edge. The acquisition of Edge was accounted for as a pooling of interests in accordance with Accounting Principles Board (APB) Opinion No. 16 and related Securities and Exchange Commission pronouncements. Edge had been incorporated on March 21, 1994, however, its operations were immaterial in relation to the Company's prior to fiscal year 1997. Therefore, the effect of the merger prior to January 28, 1996 has been adjusted to retained earnings. The consolidated balance sheets at January 26, 1997 and January 28, 1996 as well as the consolidated statements of income, shareholders' equity and cash flows for the year ended January 26, 1997 have been restated to include Edge as though it had always been a part of Semtech. Net sales generated by Edge represented approximately 13% of the Company's combined results in fiscal year 1998.


INDUSTRY

Analog semiconductors address "real world" functions, which is in contrast to digital circuits that compute and process information. Mixed-signal devices incorporate both analog and digital functions into a signal chip. Analog and analog-rich mixed-signal circuits provide the ability for digital electronics to interface with the outside world. Such real world functions as temperature, speed, sound and electrical current all behave in a continuous manner, which is in contrast to digital circuit's on's and off's (expressed in binary code as 1's and 0's). Analog and mixed-signal devices play the important role of managing these real world functions and bridging the gap with digital electronics.

Semtech has strategically focused on designing and manufacturing analog and mixed-signal semiconductors for solving power management, protection, communications and interface issues. As digital-based electronic systems continue to increase in performance, such systems require more complex analog solutions. Several key industry trends that the Company has focused on include the continued move to lower operating voltages, increased bandwidths and communication interface speeds, portability, and the overall increase in the use of personal computers, cellular phones, and consumer and commercial electronics.

The market for analog and mixed-signal semiconductor is unique in comparison to the market for digital semiconductors. The analog and mixed-signal industries are characterized by fragmented end-market segments, significantly less capital intensive than the digital industry, longer product life cycles, and greater dependence on design and applications talent. Analog semiconductor manufacturers tend to be less dependent than digital producers on state of the art production equipment. Analog, conversely, relies more heavily on design and applications talent to distinguish its products.

While general trends within the commercial semiconductor industry have benefited the Company, the focus on providing power management and protection solutions for computer motherboards and the demand for ATE systems where the most significant reasons for Semtech's growth in fiscal 1998. Despite the success achieved, the market for the Company's products and the markets for the end-systems they are sold into remain very competitive.

APPLICATIONS

End market applications for the Company's products sold during fiscal 1998 are estimated to be 44% computer, 13% communications, 22% industrial (which includes automated test equipment), 13% military/aerospace and 8% foundry sales. Use of the Company's line of voltage regulators in powering desktop microprocessors represents the largest end product application. Other specific product applications include servers, computer add-on cards, printers, cellular phone base stations, cellular phone handsets, portable devices, automated test equipment, factory automation systems, medical equipment, automotive sub-systems, and defense and aviation electronics.

PRODUCTS

The following is a description of the Company's main product lines:

Transient Voltage Suppressors.  Transient voltage suppressors provide protection
-----------------------------
for AC signals and DC signals and have many protection applications where large voltage transients can permanently damage voltage-sensitive components. Transient voltage suppressors prevent system degradation from electrostatic discharge generated by the human body. Specific applications are found in computer, data communications, telecommunications, industrial, military and aerospace markets.

Linear and Switching Voltage Regulators.  Switching regulators are designed for
---------------------------------------
use in step-down applications requiring accurate output voltages over combined variations of line, load and temperature. These products greatly simplify switching power supply design. Linear voltage regulators are monolithic integrated circuits designed for use in applications requiring a well regulated output voltage. The primary application of these products has been in power regulation for computer motherboards.

Automated Test Equipment ICs.  Semtech designs and markets a wide variety of pin
----------------------------
electronics, timing, clock distribution and parametric measurement products for use in ATE instrumentation applications. These circuits utilize advanced analog and mixed-signal design and process techniques. In addition to a large selection of standard products, the Company has the capability to develop circuits customized to meet specific ATE applications. Automated test equipment systems are used by electronic component manufacturers in the testing of their finished devices.

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

Other Standard and Custom ICs. Other standard and custom circuits include a wide
------------------------------
variety of industry standard and customer specific devices. Technical applications for these products include power management and sensory functions. The end markets for these products include industrial, consumer, automotive and computer.

Foundry Wafers.  Semtech supplies wafers that it founders for other
--------------
semiconductor manufacturers. Much of the processed silicon currently sold goes into applications in the computer, automotive and industrial markets.

Rectifiers.  The Company has several different categories of silicon rectifiers,
----------
which are primarily used to convert alternating current to direct current. General use silicon rectifiers are primarily used to convert alternating current to direct current necessary for instruments, power supplies, small appliances and control equipment. These products are sold to military, aerospace and commercial customers.

MANUFACTURING CAPABILITIES

The Company has manufacturing facilities in California, Texas, Mexico and Scotland. The Company's commercial IC production facilities are located in Santa Clara, California and Corpus Christi, Texas. Discrete wafer fabrication, testing, probe and some assembly activity are handled at the Newbury Park, California location. The San Diego, California, location serves as the headquarters for the Company's ATE Division, Edge Semiconductor. Design, applications, sales, and other administrative activities related to the ATE business segment are conducted at this location. The Company's Reynosa, Mexico facility provides relatively low cost assembly and test capabilities for supporting military and legacy business and the Glenrothes, Scotland facility provides value-added manufacturing capabilities for serving the European markets.

Semtech supports approximately 80% of its end products with wafers which are fabricated internally. Outside foundries are used for the remaining 20% of fabrication capacity. As of the end of fiscal year 1998, the Company estimates that it is utilizing approximately 65% of its internal wafer fabrication capacity. All of the Company's ATE circuits and a small percentage of power management products are fabricated at outside foundries.

Contractual agreements exist with each of the three outside foundries used to support the ATE market and the one foundry used for power management products. With expansion into higher-end communication product lines and higher-performance devices, it is expected that the Company will increase, as a percentage of the total, the amount of outside foundries used to support certain product lines. While Semtech has good working relationships with the foundries currently used, any involuntary termination of the relationships would effect the Company's ability to produce certain products.

The Company fabricates and assembles a majority of its products from basic materials (principally silicon, ceramic materials, metals and plastics), all of which are available from a number of suppliers. The Company is not dependent on any particular supplier of materials for its products. The Company utilizes subcontractors in Taiwan, Malaysia and the Philippines to assemble certain high-volume commercial product lines. While the Company currently has adequate capacity with these subcontractors, a reduction in available capacity could negatively impact operating results in the short-term.

A large part of the manufacturing operation is performed by operators working on standard equipment in the Company's wafer fabrication lines (wafer fabs). New designs or process modifications are tested by both product and process engineering prior to being incorporated into the manufacturing process. The Company's wafer fabrication facilities employ a variety of Bipolar processes and a limited amount of CMOS processes. The facilities and related fabrication processes used tend to be significantly less costly than state-of-the-art digital fabrication facilities and likewise utilize equipment that is less subject to obsolescence.

Silicon wafer yields and end-product conformance to targeted characteristics has an important bearing on unit manufacturing costs. Therefore, testing constitutes a significant element of total product cost. Yields within the Company's wafer fabs are subject to fluctuations. A comprehensive quality assurance and control program exists for materials extending from delivery to the Company through the receipt and inspection of the Company's products by its customers. As part of its manufacturing process, the Company conducts tests, in part automatically controlled, which enable it to demonstrate to its customers on a routine basis the extent to which its products meet required standards.

CUSTOMERS, SALES DATA AND BACKLOG

Approximately 1,400 customers purchased the Company's products during the fiscal year ended February 1, 1998. No one customer accounted for 10% or more of the Company's net sales in fiscal years 1998 and 1997. One customer did account for 12% of net sales in fiscal 1996. Customers that buy the Company's products include major computer and peripheral manufacturers and their sub-contractors, automated test system manufacturers, communications equipment producers (both data communication and tele communication), and a variety of both large and small companies serving the industrial, automotive, aerospace and military markets. During fiscal year 1998, Semtech significantly diversified its customer base and broadened end-product applications. The Company secured significant orders and began delivery of product to several new high-profile customers, including one of the top original equipment manufacturers (OEMs) in the computer industry.

With a large portion of the Company's sales coming from retail computer and computer related applications, the Company's past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters. While some seasonality was experienced during the last two fiscal years, the Company's ability to gain market-share and diversify its customer base largely offset any seasonal weakness. Going forward, overall industry trends and Company specific conditions will continue to have a greater effect on quarterly sales levels than seasonal factors.

Foreign sales, defined as customers located outside of the United States, during the fiscal year ended February 1, 1998 were approximately 45% of net sales. During fiscal years 1997 and 1996, foreign sales were 42% and 36%, respectively, of net sales. A significant portion of the sales in fiscal 1998 were to customers located in the Asian-Pacific region. Sales to customers in this region were approximately 32% of net sales and 30% of new orders in fiscal year 1998. While a large percentage of the Company's sales are made to Asian-based customers, it is estimated that approximately two-thirds of those sales are to customers that eventually export the finished product back to North American and European markets. Sales to Japanese and Korean customers, which are included in the Asian-Pacific regions sales figures, were both approximately 2% of net sales in fiscal year 1998.

The Company's backlog of orders as of the end of the last three fiscal years 1998, 1997, and 1996 was approximately $32.5 million, $24.7 million and $19.5 million, respectively. A majority of the backlog is deliverable within six months; experience has shown that short-delivery lead times are required by most customers. A backlog analysis at any given time gives little indication of future business except on a short-term basis, principally within the next three months. The Company does not have any significant contracts with its customers calling for shipments over a period of more than 18 months.

Sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers, particularly in the personal computer industry, include terms in their purchase orders which provide liberal cancellation provisions. Orders covered by only a letter of intent are not included in the Company's backlog of orders. Recent trends within the industry towards shorter and shorter lead-times and "just-in-time" deliveries has resulted in reduced visibility for the Company. As a result, the Company expects the percentage of turns-fill business (orders received and shipped within the same quarter) to increase as a percentage of net sales.

SALES AND MARKETING FUNCTIONS

For performing the sales and marketing functions, the Company utilizes a direct sales staff, applications engineers, independent sales representative firms and independent distributors. The Company has direct sales offices located in Southern California, Texas and Connecticut who manage the sales activities of independent sales representative firms and independent distributors within the United States and Canada. The Company also has sales offices in France, Germany and Scotland as well as independent sales representative firms and independent distributors to serve the European markets. The Company maintains a branch sales office in Taipei, Taiwan along with independent representatives and distributors for serving the Asian-Pacific territory. The Company is also represented outside the United States, Europe and Asia by other independent sales organizations.

Sales made directly to OEMs in fiscal year 1998 were approximately 80% of net sales and the remaining 20% of net sales were made through independent distributors. The percentage of sales made directly to OEMs has increased in the last three fiscal years as the Company sells directly to large strategic customers and as the contribution from the ATE Division, which only has direct sales, has increased.

PRODUCT DEVELOPMENT AND ENGINEERING

The Company currently performs product development and engineering work in its Newbury Park, Santa Clara, Corpus Christi and San Diego facilities. Engineering functions exist within each of these locations in the form of product engineering, process engineering, and research and development. The employees within these engineering functions devote the majority of their time to product engineering, process engineering and product development functions. Product development and engineering costs were recognized on expenditures for new product and process development. Accordingly, such expenditures have been fully charged to the earnings of the period in which they were incurred.

In fiscal year 1996, the Company began to invest heavily in design and applications intended to aid the introduction of new products. The Company now has dedicated design centers in Santa Clara, California, and Glasgow, Scotland. In addition, dedicated ATE circuit design occurs at the San Diego location and TVS product design occurs at the Company's Newbury Park headquarters. In January of 1998, Semtech officially announced the opening of its newest design center, located in Glasgow. This location was set-up to attract available design talent from the surrounding region and to develop closer working relationships with strategic European customers.

As of the end of fiscal year 1998, the Company employs 30 dedicated research and design employees. A majority of these individuals have senior-level expertise in the design and development of circuits targeted for use in power management, protection and ATE applications. The Company intends to make further investment in research and development functions during the coming fiscal years.
Additional headcount along with investment in design and development equipment and overall support of development efforts is the focus of such investment.

COMPETITION

The semiconductor industry is highly competitive and the Company expects competitive pressures to continue. The Company is in direct and active competition, as to one or more of its product families, with at least thirty manufacturers of such products, of varying financial size and strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than the Company. The number of competitors has grown due to expansion of the market segments in which the Company participates. Semtech considers Linear Technology, Maxim Integrated Products, Harris Electronics, Analog Devices, National Semiconductor and other companies of varying size to be competitors. Due to the fragmented nature of the analog semiconductor industry, the Company estimates that it has no more than 30% product overlap with any single one of the competitors identified.

Product life cycles in the semiconductor industry are generally short and characterized by decreasing unit selling prices over the life of a product. The Company believes that the portion of the semiconductor industry which includes its military product lines has matured and, accordingly, prices have begun to fluctuate with market conditions as these products act more and more like commodities. The Company has entered several growing commercial markets with products, which include transient voltage suppressors, DC to DC converters, voltage regulators and ATE circuits. While offering higher potential gross margins, these markets are extremely competitive.

The Company's ability to compete effectively and to expand its business will depend not only on efficiencies and economies in production and sales, but also on other factors such as whether it is successful in recruiting design and applications talent and introducing new products. Over the past five years, the Company has experienced improvements in productivity and product yields that have reduced manufacturing costs. It has also increased the rate of new product introductions. However, the Company still faces many potentially significant business risks such as new sources of competition, obsolescence or the loss of a major customer.

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

In the past, the Company was involved in certain legal proceeding relating to the Newbury Park facility that stemmed from allegations of groundwater contamination by a neighboring company. To protect its interests, the Company utilizes an environmental firm, specializing in hydrogeology, to perform periodic monitoring. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company at this site. Accordingly, no reserves for such clean-up activities have been provided at this time.

EMPLOYEES

As of February 1, 1998 the Company had 586 full-time employees, compared to 523 full-time employees at January 26, 1997. The increase was due to additions in the areas of design, applications, strategic marketing, and production.

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

Government Regulations

The Company is required to comply with numerous government regulations that are normal and customary to manufacturing businesses, which operate in the

Company's markets and operating locations. In addition, a substantial portion of the Company's sales that serve the military and aerospace markets consist of products which have been qualified to be sold in these markets by the U.S. Department of Defense (DOD). These products mainly consist of discrete rectifiers and rectifier assemblies. In order to maintain these qualifications, the Company must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications the Company is routinely audited by DOD personnel. Based on the specifications as they exist today, the Company believes it can maintain its qualifications for the foreseeable future. However, these specifications can be modified by the DOD in the future which may make the manufacturing of these products either more difficult or more simple to produce and thus would impact the Company's profitability.

ITEM 2.  PROPERTIES

The Company's headquarters facility is located in Newbury Park, California, approximately 50 miles from downtown Los Angeles. The facility contains approximately 53,000 square feet of floor space. The current lease extends through August 2003 at an annual rental of approximately $225,000, plus applicable taxes and insurance. The current lease contains an early termination provision that becomes available in 2001 and requires 12 months advance notice. This facility supports the Company's military and commercial rectifier and custom assembly manufacturing operations, as well as all of the Company's inside sales, marketing and administrative offices. Test and probe functions for certain commercial ICS are also performed at this location.

The Company's 20,000-square-foot manufacturing facility in Glenrothes, Fife, Scotland was purchased in fiscal year 1988. A portion of the Company's products are manufactured in this facility, and substantially all of the manufactured output from the facility is sold in the European market. The facility includes approximately one acre of land.

The Semtech Santa Clara subsidiary conducts its operations in two leased facilities within a city block of each other. One facility, which houses the wafer fab, contains 10,345 square feet of space. The lease on this facility extends until December 1999 at an average annual rental of approximately $249,000. Semtech Santa Clara's other facility, which houses design engineering, test and administration, contains 13,250 square feet. The lease on this facility extends until November 2000 at an average annual rental of approximately $135,000.

The Semtech Corpus Christi subsidiary leases approximately 44,000 square feet of floor space in Corpus Christi, Texas. The current lease extends through December 2001 at an average annual rental of approximately $120,000, plus applicable taxes and insurance. This facility contains the wafer fabrication, hybrid product assembly and production testing, as well as all of the subsidiary's engineering functions.

The Company owns an approximately 22,000-square-foot building on three and one-half acres of land in Reynosa, Mexico. This space is used to operate the Company's Mexican Maquiladora operation for assembly of certain of its rectifier assemblies and DC to DC converter module products.

Through the October 1997 acquisition of Edge Semiconductor, the Company leases a 24,972 square foot building in San Diego, California. The lease extends through March 2004 at an average annual rental of approximately $243,000, plus applicable taxes and insurance. The location serves as the headquarters for

Edge, the Company's ATE Division. In addition to office and meeting room space, the location has evaluation laboratories and a dedicated area for the testing of finished products.

The Company maintains a sales office in Connecticut on short-term lease. Aggregate annual rentals under this lease during the most recently completed fiscal year equaled approximately $10,000. The Company also maintains sales offices in France and Germany and a branch office in Taiwan under short-term leases with an aggregate annual rent expense during fiscal year 1998 of approximately $53,000. The Company recently leased a portion of a building in Glasgow, Scotland for a new design center at an annual expense of approximately $67,000.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information set forth at Page 31 of this report under the heading "Selected Quarterly Data" is incorporated herein by reference.

As of April 17, 1998, there were approximately 714 recorded holders of the Company's common stock. The last reported sales price for the Company's common stock on the NASDAQ National Market System at April 17, 1998 was $22.44 per share.

The Company discontinued its cash dividend in 1980 and does not anticipate paying a cash dividend in the current year. On December 10, 1997, the Company declared a two for one stock split in the form of a 100 percent stock dividend to shareholders of record as of December 23, 1997. The Company does not anticipate another stock dividend being declared in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth summary financial information. Amounts are in thousands, except per share amounts. The acquisition of Edge Semiconductor in October 1997 was accounted for as a pooling of interests. Edge had been incorporated on March 21, 1994, however, its operations were immaterial in relation to the Company's prior to fiscal year 1997. Therefore, the effect of the merger prior to January 28, 1996 has been adjusted to retained earnings.
The consolidated balance sheets at January 26, 1997 and January 28, 1996 as well as the consolidated statements of income, shareholders' equity and cash flows for the year ended January 26, 1997 have been restated to include Edge as though it had always been a part of Semtech. The information set forth below should be read in conjunction with the Company's complete financial statements, appearing elsewhere in this report.

                                                                Year Ended January
                                                                ------------------
                                                   1998      1997      1996      1995      1994
                                                   ----      ----      ----      ----      ----
Net Sales                                        $102,808   $71,595   $61,684   $34,605   $29,353
Gross Profit                                       48,929    30,683    25,809    11,272     8,440
Operating Income                                   21,809    12,663    11,289     2,099       500
Income Before Taxes                                22,159    12,714    11,343     2,028       300
Net Income                                       $ 14,761   $ 8,487   $ 7,531   $ 1,502   $   198
-------------------------------------------------------------------------------------------------
Net Income per Share:
    Basic                                        $   1.06     $0.62     $0.64     $0.14   $  0.02
    Diluted                                      $   0.98     $0.60     $0.61     $0.13   $  0.02
-------------------------------------------------------------------------------------------------
Weighted Average Number of Shares:
    Basic                                          13,978    13,589    11,826    10,581    10,381
    Diluted                                        15,118    14,050    12,388    11,858    11,401
-------------------------------------------------------------------------------------------------
Total Assets                                     $ 67,135   $45,688   $35,225   $21,377   $18,260
Long-Term Debt, Less Current
 Maturities                                      $      -   $ 1,256   $ 1,157   $   799   $   963
Working Capital                                  $ 41,312   $25,585   $19,378   $11,475   $ 9,623
Total Shareholders' Equity                       $ 54,661   $33,986   $24,937   $13,715   $11,697

All periods presented reflect the adoption of SFAS No. 128, "Earnings per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY TRENDS AND OUTLOOK

Semtech experienced favorable market conditions in fiscal year 1998 due in large part to increased demand for products used in computer, communications and automated test equipment applications. The Company has been successful in capitalizing on favorable industry trends by introducing new products and increasing its customer base. Demand from computer motherboard, peripheral add-on card and lap-top manufacturers and demand for test systems were the most significant factors contributing to sales and profitability growth in fiscal 1998. While the long-term outlook for these and other end-product applications remains good, shorter-term trends fluctuate. Future growth by the Company will remain dependent on market conditions, economic factors, the ability to introduce new products and increased operating efficiencies.

Due to industry-wide trends to lower operating voltages and high bandwidths, there has been growth in the need for complex power management, protection and interface solutions. The Company has been successful in meeting the needs of customers requiring these analog and mixed-signal based solutions. However, with the increased demand for these solutions has come added competition.

The semiconductor equipment market, which includes automated test equipment, is considered to be very cyclical. While trends within this market are expected to effect the demand for ATE products, the Company believes that it continues to gain market share from other competitors. The Company also views the worldwide excess wafer fabrication capacity as a driver for test equipment needed to accommodate the related increased unit through-put.

Increased competition and a continued move to short lead-times within the components industry will continue to affect the Company's performance on a quarterly bases. Over the last twelve months, the Company has experienced declines in customer lead-times as many manufacturers move to "just-in-time" inventory systems. Likewise, Semtech generally has only 60-90 days visibility of future period shipments.

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


RESULT OF OPERATIONS

NET SALES

Net sales for fiscal year 1998 totaled $102.8 million, an increase of 44% over fiscal year 1997 and a 67% increase over fiscal 1996. The growth in net sales was primarily due to increased shipments of power management and ATE products. The majority of power management product line sales are for applications in the computer market. ATE products are sold to end-producers of automated test systems who then sell these finished systems to electronic component manufacturers.

For the main-stream commercial product lines, the Company experienced both increased unit volume demand and added acceptance of new products during fiscal year 1998. Unit growth was driven by increased end-system volumes, further market penetration and additional end-product applications. The Company's older product lines that support the military, aerospace and certain industrial markets remained relatively flat in terms of absolute dollar sales, but declined as a percentage of total net sales. The Company continues to expect growth in strategic commercial markets and declines in older, more mature market segments. In addition, the Company continues to de-emphasize foundry services and certain older products.

Geographically, sales for fiscal 1998 were approximately 55% domestic, 32% to Asian-Pacific and 13% to European customers. Sales to customers located within the Asian region showed little change in the second half of fiscal 1998, despite the region's currency crisis. Sales from Korean and Japanese customers were more effected by the financial conditions, but these markets combined represented only about 4% of net sales for the year.

NEW ORDERS

New orders in the 12 months ended February 1, 1998 were above shipment levels in the same period, resulting in a book-to-bill ratio in excess of 1:1. Order activity was strong throughout all four quarters of the year. Order activity for power management products and ATE circuits were especially strong in the second half of fiscal year 1998.

Orders from computer and computer peripheral markets were strong for the year. ATE related orders accelerated notably in the fourth quarter of fiscal year 1998, due in large part to design wins and ramp-ups in certain customer projects. Orders for protection devices (TVS) showed stronger relative gains in the first half of the year, due in large part to design wins in certain laptop applications. Orders as a whole for military, aerospace, foundry and custom circuits increased slightly during fiscal year 1998, as compared to fiscal year 1997.

While order rates are subject to seasonal factors, overall industry trends have a more profound effect on orders for each respective quarter. Due to the significance of computer and computer peripheral markets to the Company, order rates have been stronger during the third and fourth quarters of the past three fiscal years. While certain industry trends can potentially outweigh seasonal factors, order rates are subject to fluctuations.

GROSS MARGIN

The gross margin for fiscal year 1998 was 48% of net sales; for fiscal years 1997 and 1996, gross margins were 43% and 42%, respectively. The Company's gross margin is affected by average selling prices, the volume of product sales and related effect on manufacturing utilization, and the overall mix of products sold. Gross margin for fiscal year 1998 improved due to increased unit volumes and a favorable shift towards higher-margin new products. The Company was successful in reducing the manufacturing cost of many of its products by performing die shrinks and transitioning certain fabrication wafers from 4 inch size to 5 inch size. The increased manufacturing efficiencies were only partially offset by normal declines in selling prices.

Future trends that will effect the Company's gross margin include price changes over the life of the products, higher gross margins expected from new products and improved production efficiencies as a result of increased utilization. The Company has focused its efforts on increasing the number of new products introduced, particularly those which are proprietary or limited source in nature. The Company expects that prices for existing products will continue to decrease over their respective life cycles. The Company does believe it can increase its gross margin to above 50% of net sales sometime within the next twelve to eighteen months. Such an expansion in gross margin assumes continued revenue growth, increased contribution from new products and additional manufacturing efficiencies.

OPERATING EXPENSES

Total operating expenses for fiscal year 1998 were $27,120,000 or 26% of net sales. Total operating expenses for fiscal years 1997 and 1996 were $18,020,000 or 25% and $14,520,000 or 24% of net sales, respectively. Operating expenses consist of selling, general and administrative (SG&A), product development, engineering expenditures and costs associated with acquisitions. Increases in total operating expenses for fiscal 1998 were due primarily to additional research and development, strategic marketing activities and cost associated with the acquisition of Edge Semiconductor.

Spending on SG&A grew moderately in fiscal 1998. Increased headcount in key sales and strategic marketing positions accounted for a large portion of the increase. SG&A declined to 16% of net sales in fiscal 1998 from 18% in fiscal 1997 and 1996. SG&A as a percentage of net sales is expected to remain relatively flat or decline slightly over the coming fiscal year as the Company tries to grow net sales and achieve added efficiencies in the SG&A functions.

For the fiscal years 1998, 1997 and 1996, the Company has expended approximately $9,195,000, $5,324,000 and $2,827,000, respectively, on product development and engineering. The Company expects to continue to dedicate more resources towards research and development (R&D). Fiscal 1998 R&D expense included the initial costs associated with the establishment of the Company's Glasgow, Scotland design center. The focus of the Company's investment in R&D is to increase the rate of product introductions. New products are generally targeted at broadening the organization's customer base, product lines and end-product applications. The Company expects the amount spent on R&D activities to increase in fiscal year 1999 as added investment is made on existing development operations and the planned establishment of an additional design center in the United Sates.

In fiscal years 1998 and 1996, the Company incurred costs of $1,000,000 and $498,000 for expenses associated with the merger with Edge Semiconductor and ECI Semiconductor, respectively. ECI Semiconductor was renamed Semtech Santa Clara Corporation and provided the Company with additional manufacturing capacity and a strategic location within the Silicon Valley. Edge provided an established product line and design staff that serves the ATE market segment. A large portion of the costs associated with these transactions were for legal, accounting and investment banking fees.

INTEREST AND OTHER EXPENSE

For fiscal year 1998, the Company had interest expense of $36,000 compared to $131,000 in 1997 and $99,000 in 1996. Semtech had other income of $386,000 for fiscal year 1998 in comparison to $182,000 and $153,000 in 1997 and 1996.

PROVISION FOR TAXES

Expense for income taxes was $7,398,000 in fiscal 1998 versus $4,227,000 in fiscal 1997 and $3,812,000 in fiscal 1996. The effective tax rate for fiscal 1998 and 1997 remained at 33%, versus 34% for fiscal 1996

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that are subject to risks and uncertainties. These include statements regarding the Company's ability to (i) maintain its relationships with key customers, (ii) stay abreast of technological developments, (iii) increase its production efficiency and (iv) penetrate and expand its served markets and the related demand from these markets for existing and new products. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially.

The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the Company's ability to introduce new products, support existing and new customers, achieve manufacturing efficiencies, and penetrate new markets and additional end-product applications. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this annual report.


FINANCIAL CONDITION

Semtech's working capital ratios, which measure the ability to meet short-term obligations are presented.

Working Capital (in thousands $):                        1998                1997                1996
---------------------------------                        ----                ----                ----
Beginning of year                                      $25,585             $19,378             $11,475

End of year                                            $41,312             $25,585             $19,378

Increase in working capital                            $15,727             $ 6,207             $ 7,903

Working capital ratios                                 4.3                 3.5                 3.3

For fiscal year 1998, the Company generated over $16 million of operating cash flow as a result of income from operations. Investments in capital equipment were $6,192,000 for the year and inventories increased by $2,566,000. Increases in inventory, accounts receivable and other balance sheet items were in line with the Company's growth.

The Company maintains a $7,500,000 credit facility with a financial institution for working capital and equipment acquisition. This arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of the end of fiscal year 1998, the Company had no borrowings outstanding against this line. The Company's foreign subsidiary also maintains an overdraft credit line in the amount of 300,000 pounds sterling with a its local bank. No amounts were outstanding under this line at February 1, 1998.

During fiscal year 1998, the Company paid down the remaining principal balances on the three term loans and a line of credit. Two of the three term loans were used for the purchase of capital equipment and the other loan was for purchase of the Company's Glenrothes, Scotland, facility. The total amount of principal paid off on these three term loans during fiscal year 1998 was $1,430,000. The $80,000 balance repaid under the line of credit was associated with Edge Semiconductor.

Efforts by the Company over the past several years to increase commercial semiconductor product sales have been effective. New products have been introduced for such applications as computer, test systems and communications equipment. In order to develop, design and manufacture new products, the Company had to make significant investments over the past several years. Such investments aimed at developing additional new products, including the addition of many design and applications engineers and related equipment, will continue. Semtech fully intends to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these investments, particularly the addition of design engineers, will probably not generate significant payback in the short-term. The Company plans to finance these investments with cash generated by operations and cash on-hand.

In an on-going effort to grow the Company and improve its long-term financial position, the Company has examined potential acquisitions. On April 27, 1998, the Company signed a merger agreement with Acapella Limited (Acapella), a company located in the United Kingdom, to be accounted for as a pooling of interests. Under the terms of the agreement, Acapella shareholders received approximately 176,000 shares of Semtech common stock for all outstanding shares of Acapella stock. If the Company does choose to enter into addition transactions, several forms of financing will be examined.

The leverage ratios presented below indicate the extent to which the Company has been financed with debt.

                                                             1998            1997            1996
                                                             ----            ----            ----
Long-term debt as a % of total capitalization(1)              0.0%            3.6%            4.4%

Total debt as a % of total capitalization (1)                 0.0%            4.3%            6.0%

(1) Total capitalization is defined as the sum of long-term debt, less current maturities and shareholders' equity.

Purchases of new capital equipment were made primarily to expand manufacturing capacity and improve efficiency. Funding for these purchases was made from the Company's operating cash flows and cash reserves.

Management plans to make capital expenditures in fiscal 1999 to increase test, design and wafer fabrication capacity. The Company believes that current internal cash flows together with cash reserves and existing credit facilities are sufficient to support these capital expenditures.

Inventory turnover improved to 3.4 times per year for fiscal 1998 from 3.2 in fiscal 1997. This was primarily due to the Company's ability to produce and sell products that had increased demand in the marketplace. All inventory which is considered obsolete or estimated to be in excess of 18 months demand has generally been reserved. Accounts receivable days sales outstanding, calculated by annualizing fourth quarter results for 1998 and 1997, improved to thirty-seven days as of February 1, 1998 from thirty-eight days as of

January 26, 1997. Days sales outstanding was impacted by increased sales to larger OEMs that generally pay invoices closer to the stated terms of net 30 days.

PREPAREDNESS FOR YEAR 2000

The Company continues to take steps to ensure that it is year 2000 compliant. The Company has begun to request assurances from all of its major material suppliers, sub-contractors, equipment providers and information system suppliers that their products and services are year 2000 compliant. The financial impact to ensure that all systems are year 2000 compliant has not been and is not anticipated to be material.

INFLATION

Inflationary factors have not had a significant effect on the Company's performance over the past three fiscal years. A significant increase in inflation would affect the Company's future performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED FEBRUARY 1, 1998
(In thousands-except per share amounts)


                                                             1998                1997                1996
-----------------------------------------------------------------------------------------------------------
NET SALES                                                  $102,808             $71,595             $61,684
Cost of Sales                                                53,879              40,912              35,875
                                                           --------             -------             -------
Gross Profit                                                 48,929              30,683              25,809
                                                           --------             -------             -------
Operating costs and expenses:
Selling, general and administrative                          16,925              12,696              11,195
Product development and engineering                           9,195               5,324               2,827
Acquisition costs                                             1,000                   -                 498
                                                           --------             -------             -------
Total operating costs and expenses                           27,120              18,020              14,520
                                                           --------             -------             -------
Operating Income                                             21,809              12,663              11,289
Interest expense                                                (36)               (131)                (99)
Other income, net                                               386                 182                 153
                                                           --------             -------             -------
Income before taxes                                          22,159              12,714              11,343
Provision for taxes                                           7,398               4,227               3,812
                                                           --------             -------             -------
NET INCOME                                                 $ 14,761             $ 8,487             $ 7,531
                                                           ========             =======             =======
Earnings per share:
Net income per share-
Basic                                                         $1.06               $0.62               $0.64
Diluted                                                       $0.98               $0.60               $0.61

Weighted average number of shares -
Basic                                                        13,978              13,589              11,826
Diluted                                                      15,118              14,050              12,388

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
FEBRUARY 1, 1998 AND JANUARY 26, 1997
(Dollars in thousands)

                                                                                      1998                   1997
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $18,808                $ 9,439
Temporary investments                                                                   1,852                    757
Receivables, less allowances of $797 in 1998 and $1,473 in 1997                        13,722                  9,470
Income taxes refundable                                                                     -                     68
Inventories                                                                            17,020                 14,454
Other current assets                                                                      956                    919
Deferred income taxes                                                                   1,395                    637
                                                                                      -------                -------
Total current assets                                                                   53,753                 35,744
                                                                                      -------                -------
Property, plant and equipment, net                                                     12,805                  9,416
Other assets                                                                              157                    226
Deferred income taxes                                                                     420                    302
                                                                                      -------                -------
TOTAL ASSETS                                                                          $67,135                $45,688
                                                                                      =======                =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit                                                                       $     -                $    80
Current maturities of long-term debt                                                        -                    174
Accounts payable                                                                        5,241                  5,585
Accrued liabilities                                                                     4,459                  2,646
Income taxes payable                                                                    1,020                    664
Other current liabilities                                                               1,721                  1,010
                                                                                      -------                -------
Total current liabilities                                                              12,441                 10,159
                                                                                      -------                -------
Long-term debt, less current maturities                                                     -                  1,256
                                                                                      -------                -------
Other long-term liabilities                                                                33                    287
                                                                                      -------                -------
Commitments and contingencies
Shareholders' equity:
Common Stock, $0.01 Par Value, 40,000,000 Authorized
Issued and outstanding 14,194,230 in 1998 and 13,682,520 in 1997
                                                                                          142                    137
Additional paid-in capital                                                             18,406                 12,557
Retained earnings                                                                      36,332                 21,571
Cumulative translation adjustment                                                        (219)                  (279)
                                                                                      -------                -------
Total shareholders' equity                                                             54,661                 33,986
                                                                                      -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $67,135                $45,688
                                                                                      =======                =======

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED FEBRUARY 1, 1998
(Dollars in thousands)

                                                     Common Stock
                                          ----------------------------------
                                                                  Additional                Cumulative
                                             Number                Paid-in     Retained    Translation    Shareholders'
                                            of Shares    Amount    Capital     Earnings     Adjustment        Equity
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 1995                11,276,818      $113      $ 8,255    $ 5,565          $(218)         $13,715
Effect of pooling with Edge
 Semiconductor                              1,499,954        15        1,591         62              -            1,668
Conversion of debentures                      272,560         2          134          -              -              136
Exercise of stock options                     473,360         5          437          -              -              442
Tax benefit from exercised
 stock options                                      -         -        1,649          -              -            1,649
Stock repurchases                             (34,000)        -            -        (74)             -              (74)
Translation adjustment                              -         -            -          -           (130)            (130)
Net income                                          -         -            -      7,531              -            7,531
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 28, 1996                13,488,692      $135      $12,066    $13,084          $(348)         $24,937
Exercise of stock options                     193,828         2          228          -              -              230
Tax benefit from exercised
 stock options                                      -         -          263          -              -              263
Translation adjustment                              -         -            -          -             69               69
Net income                                          -         -            -      8,487              -            8,487
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 26, 1997                13,682,520      $137      $12,557    $21,571          $(279)         $33,986
Exercise of stock options                     511,710         5        1,926          -              -            1,931
Tax benefit from exercised
 stock options                                      -         -        3,923          -              -            3,923
Translation adjustment                              -         -            -          -             60               60
Net income                                          -         -            -     14,761              -           14,761
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 1, 1998                14,194,230      $142      $18,406    $36,332          $(219)         $54,661
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED FEBRUARY 1, 1998
(Dollars in thousands)

                                                                  1998               1997               1996
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $14,761            $ 8,487            $ 7,531
Adjustments to reconcile net income to
Net cash provided by operating activities:

    Depreciation and amortization                                     2,775              1,929              1,139
    Deferred income taxes                                              (876)              (147)              (401)
    (Gain) Loss on disposition of assets                                 20                 (2)                 1
    Provision for doubtful accounts                                     480                493                755
Changes in assets and liabilities:
    Receivables                                                      (4,732)            (1,354)            (3,375)
    Income taxes refundable                                              68                  4                 (1)
    Inventories                                                      (2,566)            (4,248)            (2,673)
    Other assets                                                          9               (249)               (19)
    Accounts payable                                                   (344)             1,446              1,311
    Accrued liabilities                                               1,813               (469)               422
    Income taxes payable                                              4,279                521              1,578
    Other liabilities                                                   457                231                (58)
                                                                    -------            -------            -------
Net cash provided by operating activities                            16,144              6,642              6,210
                                                                    -------            -------            -------
Cash flows from investing activities:
    Temporary investments, net                                       (1,095)              (346)               410
    Proceeds from sale of property, plant and
      equipment                                                          31                 75                 30
    Purchases of property, plant and equipment                       (6,192)            (4,355)            (4,427)
                                                                    -------            -------            -------
Net cash used in investing activities                                (7,256)            (4,626)            (3,987)
                                                                    -------            -------            -------
Cash flows from financing activities:
    Net repayments under line of credit                                 (80)                 -               (175)
    Proceeds of employee note                                             -                  -                 26
    Additions to long-term debt                                           -              2,319                822
    Repayment of long-term debt                                      (1,430)            (2,370)              (361)
    Exercise of stock options                                         1,931                230                442
    Purchase and retirement of common stock                               -                  -                (74)
                                                                    -------            -------            -------
Net cash provided by financing activities                               421                179                680
                                                                    -------            -------            -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                         60                 69               (130)
NET INCREASE IN CASH AND CASH EQUIVALENTS                             9,369              2,264              2,773
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        9,439              7,175              4,402
                                                                    -------            -------            -------
Cash and cash equivalents at end of year                            $18,808            $ 9,439            $ 7,175
                                                                    =======            =======            =======

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

BUSINESS Semtech Corporation and its wholly owned subsidiaries (Semtech Corpus Christi, Semtech Limited, Semtech Santa Clara and Edge Semiconductor, together, the "Company") design, develop and manufacture silicon rectifiers, integrated circuits and related devices which are used in computer, communications, military, aerospace, industrial, automotive and consumer applications. The Company's primary facilities are in Newbury Park, Santa Clara and San Diego, California, Corpus Christi, Texas, Reynosa, Mexico and Glenrothes, Scotland.

FISCAL YEAR   The Company reports results on the basis of fifty-two and fifty-
three week periods. The fiscal year ended February 1, 1998 consisted of fifty-three weeks and the fiscal years ended January 26, 1997 and January 28, 1996 each consisted of fifty-two weeks.

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

RECLASSIFICATIONS   Certain prior year balances have been reclassified to be
consistent with current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS    In June 1997, the Financial Accounting
Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for periods beginning after December 15, 1997. Therefore, the Company will implement SFAS No. 130 in the first quarter of fiscal year 1999. The statement requires that comprehensive income, which is the total of net income and all other non-owner changes in equity, be displayed in a financial statement with the same prominence as other financial statements. In addition, the standard encourages companies to display the components of other comprehensive income below the total for net income. The adoption of this standard in the first quarter of fiscal 1999 will only effect the presentation of the financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". The statement requires disclosures for segments determined using the "management approach", which is based on the way the chief operating decision-maker organizes segments within a company. This statement is effective for the year ending January 31, 1999, and must be applied on a limited basis to interim periods thereafter. The standard will have no effect on the Company's financial position or statement of operations, but will change the presentation of segment information in the financial statements.

INVENTORIES   Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT   Property, plant and equipment are stated at
cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives: buildings for fifty years; leasehold improvements for the lesser of estimated useful life or lease term; machinery and equipment for two to five years; and furniture and office equipment for three to five years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.

INCOME TAXES   The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

As of February 1, 1998 and January 26, 1997, approximately $2,817,000 and $2,040,000, respectively, of unremitted income related to the Company's wholly owned European subsidiary is not subject to federal and state income taxes except when such income is paid to the parent company. Federal and state income taxes have not been provided on this income, as it is management's intention that these amounts will not be distributed in a taxable transaction.

EARNINGS PER SHARE The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in fiscal years 1998, 1997 and 1996 were 13,978,000, 13,589,000, and 11,826,000, respectively. For computation of diluted earnings per share, the weighted average number of shares used in fiscal years 1998, 1997 and 1996 were 15,118,000, 14,050,000, and 12,388,000, respectively.

Options to purchase approximately 188,000, 168,000 and 218,000 shares were not included in the computation of 1998, 1997 and 1996 diluted net income per share because such options were considered anti-dilutive.

STOCK DISTRIBUTION On January 13, 1998, the Company effected a two-for-one stock split in the form of a 100% stock dividend which was payable to shareholders of record as of December 23, 1997. All shares, per share data, common stock, and stock option amounts herein have been restated to reflect the effect of this split.

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

2. BUSINESS COMBINATIONS
------------------------

On October 2, 1997, Semtech Corporation entered into an Agreement and Plan of Merger among the Company, ESI Acquisition Corp., a wholly owned subsidiary of the Company, and Edge Semiconductor Incorporated (Edge). Pursuant to the Merger Agreement, Semtech issued 1,499,954 shares of its common stock to all shareholders of Edge and the holders of options and warrants to purchase shares of common stock of Edge. The Company acquired Edge to integrate and complement its existing businesses and technology.

The acquisition of Edge was accounted for as a pooling of interests in accordance with APB Opinion No. 16 and related Securities and Exchange Commission pronouncements. Edge had been incorporated on March 21, 1994, however, its operations were immaterial in relation to the Company's prior to fiscal year 1997. Therefore, the effect of the merger prior to January 28, 1996 has been adjusted to retained earnings. The consolidated balance sheets at January 26, 1997 and January 28, 1996 as well as the consolidated statements of income, shareholders' equity and cash flows for the year ended January 26, 1997 have been restated to include Edge as though it had always been a part of Semtech.

The following table shows the effect of Edge's results of operations on the combined companies for the nine months ended November 2, 1997 (which was the quarter end closest to the date of the combination) and for the twelve months ended January 26, 1997. Costs of $1,000,000 associated with the Company's acquisition of Edge are reflected in Semtech's fiscal 1998 net income.


                                              Semtech                Edge               Combined
                                         ------------------   ------------------   ------------------
For the nine months ended November 2,
 1997:
Revenues                                            $65,142               $9,124              $74,266
Net Income                                            8,810                1,413               10,223
For the twelve months ended January
 26, 1997:
Revenues                                            $65,383               $6,212              $71,595
Net Income                                            7,651                  836                8,487

In fiscal year 1996, the Company acquired ECI Semiconductor, which was accounted for as a pooling of interests. ECI Semiconductor was renamed Semtech Santa Clara Corporation and provides the Company with additional manufacturing capacity and a strategic location within the Silicon Valley. At the time of the transaction, the financial statements of the Company were restated to include the results of operations, financial position and cash flows of ECI Semiconductor, as though it had always been a part of Semtech.

3. TEMPORARY INVESTMENTS
---------------------------

Temporary investments consist of commercial paper and government obligations with original maturities in excess of three months. At February 1, 1998, January 26, 1997, and January 28, 1996, the fair market value of temporary investments, classified as "available for sale securities", approximated cost, thus no unrealized holding gains or losses were reported in the accompanying balance sheets. During fiscal year 1998, the Company had no sales of available for sale securities and likewise no realized gain or loss. As of February 1, 1998, the Company holds corporate bonds and government securities of approximately $30,000 and $822,000, respectively, maturing at various dates through the year 2000.

4. INVENTORIES
--------------

The commercial semiconductor industry and the markets in which the Company's products are used are characterized by rapid changes and short product life cycles. Consistent with the industry, the Company has experienced declines in average selling prices over the life of its product lines. The Company has generally reserved inventory which is considered obsolete or estimated to be in excess of 18 months demand, and has provided reserves for declines in selling price below cost. Inventories consisted of the following:


                                     Raw Materials     Work in Process     Finished Goods         Total
(thousands)
------------------------------------------------------------------------------------------------------------
1998
Gross inventories                       $2,639            $11,261            $ 6,894            $20,794
Total reserves                            (329)            (1,069)            (2,376)            (3,774)
                                        ------            -------            -------            -------
 Net inventories                        $2,310            $10,192            $ 4,518            $17,020
                                        ======            =======            =======            =======
1997
Gross inventories                       $2,955            $ 9,737            $ 4,292            $16,984
Total reserves                            (726)              (572)            (1,232)            (2,530)
                                        ------            -------            -------            -------
 Net inventories                        $2,229            $ 9,165            $ 3,060            $14,454
                                        ======            =======            =======            =======

5. PROPERTY, PLANT AND EQUIPMENT
--------------------------------
Property, plant and equipment consisted of the following:

(thousands)                                                                 1998                  1997
------------------------------------------------------------------------------------------------------
Land                                                                     $    164             $    164
Building                                                                    1,083                1,069
Leasehold improvements                                                      2,301                1,623
Machinery and equipment                                                    19,707               15,776
Furniture and office equipment                                              3,161                2,155
Construction in progress                                                      341                    -
                                                                         --------             --------
                                                                           26,757               20,787
Less accumulated depreciation and   amortization                          (13,952)             (11,371)
                                                                         --------             --------
Total                                                                    $ 12,805             $  9,416
                                                                         ========             ========

6. LONG-TERM DEBT AND LINES OF CREDIT
-------------------------------------

Long-Term debt consisted of the following:

(thousands)                                                                                 1998                 1997
-------------------------------------------------------------------------------------------------------------------------------
Note payable, interest at 8.62%, due in monthly installments to 1998,
 collateralized by capital equipment                                                      $       -              $  223

Note payable, interest at 11.875%, due in semi-annual installments to 2003,
 collaterized by a building                                                                       -                 237

Notes payable bearing interest at 30 day commercial paper
  rate plus 2.5% due in monthly installments to 1999,
  collateralized by domestic assets                                                               -                 970
                                                                                         ----------              ------
                                                                                                  -               1,430
Less current maturities                                                                           -                (174)
                                                                                         ----------              ------
Total                                                                                    $        -              $1,256
                                                                                         ==========              ======

The Company maintains a credit arrangement with a financial institution for a line of credit for up to $7,500,000 at an interest rate of 30 day commercial paper plus 2.5 percent (5.50% at February 1, 1998) that extends through September 1998. The line of credit is made up of two parts, the first part being a $4,000,000 line for working capital needs and the second part being a $3,500,000 line for equipment acquisitions. The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of February 1, 1998, the Company had no borrowings outstanding under this credit facility. Through its foreign subsidiary, the Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling. In fiscal 1998, the remaining balance of $80,000 was repaid under a line of credit associated with Edge Semiconductor.

7. ACCRUED LIABILITIES
----------------------

Accrued liabilities consisted of the following:

(thousands)                                         1998                1997
------------------------------------------------------------------------------
Payroll and related                                 $2,902              $1,798
Commissions                                            275                 239
Non-income related taxes                               784                  72
Accrued professional fees                              211                   5
Other                                                  287                 532
                                                    ------              ------
Total                                               $4,459              $2,646
                                                    ======              ======

8. DEFERRED COMPENSATION
------------------------

In September 1989, the Company entered into an employment contract with a shareholder that guaranteed continuing salary payments upon termination of employment equal to his compensation at the point of termination, plus certain benefits, for a period of three years. The liability was originally recorded by the Company in 1989 and increased based on salary adjustments. The present value of this commitment at February 1, 1998 is $603,000, which is reflected in the accrued liabilities section of the accompanying financial statements. The Company expects to settle this liability within the coming fiscal year.

9. INCOME TAXES
---------------

The provision for taxes consisted of the following:

(thousands)                          1998               1997               1996
--------------------------------------------------------------------------------
Current:
  Federal                           $6,963             $3,629             $3,339
  State                                918                617                724
  Foreign                              393                128                150
                                    ------             ------             ------
                                     8,274              4,374              4,213
Deferred:
  Federal                             (800)              (107)              (337)
  State                                (76)               (42)               (62)
  Foreign                                0                  2                 (2)
                                    ------             ------             ------
Total                               $7,398             $4,227             $3,812
                                    ======             ======             ======

The components of the net deferred income tax assets at February 1, 1998 and January 26, 1997 are as follows:

Net short-term deferred income taxes:

(thousands)                                                            1998                 1997
-------------------------------------------------------------------------------------------------
Deferred tax assets:
  Payroll and related                                                $  330                $  287
  Environmental                                                          15                    20
  Reserve for credit memos                                                4                   246
  Deferred revenue                                                      653                   143
  Bad debt reserve                                                      237                   226
  State income taxes                                                    312                   158
  Other deferred assets                                                  35                    71
                                                                     ------                ------
Total short-term deferred assets                                      1,586                 1,151
Valuation reserve                                                      (191)                 (514)
                                                                     ------                ------
Net short-term deferred income taxes                                 $1,395                $  637
                                                                     ======                ======

Net long-term deferred income taxes:

(thousands)                                                                   1998                   1997
-----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Inventory valuation                                                       $1,236                  $  914
  Accrued compensation                                                         114                     123
  Research and development charges                                             236                       -
                                                                            ------                  ------
Total long-term deferred assets                                              1,586                   1,037
                                                                            ------                  ------
Deferred tax liabilities:
  Depreciation and amortization                                               (901)                   (530)
  Foreign deferred taxes                                                       (37)                    (37)
                                                                            ------                  ------
Total long-term deferred liabilities                                          (938)                   (567)
                                                                            ------                  ------
Subtotal                                                                       648                     470
Valuation reserve                                                             (228)                   (168)
                                                                            ------                  ------
Net long-term deferred income taxes                                         $  420                  $  302
                                                                            ======                  ======

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

(thousands)                                                            1998       1997       1996
--------------------------------------------------------------------------------------------------
Computed expected tax                                                 $7,534     $4,323     $3,857
State income taxes, net of federal benefit                               640        302        662
Foreign sales corporation at rates less than statutory rates            (346)      (246)      (255)
Foreign taxes at rates less than domestic rates                           (5)        (4)       (17)
Utilization of net operating loss and tax credit carryforwards          (546)         -       (106)
Changes in valuation reserve                                            (263)      (377)      (435)
Permanent differences                                                     83        (24)         -
Other                                                                    301        253        106
                                                                      ------     ------     ------
Provision for taxes                                                   $7,398     $4,227     $3,812
                                                                      ======     ======     ======

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

10. COMMITMENTS AND CONTINGENCIES
---------------------------------

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through 2004. The aggregate minimum annual lease payments under leases in effect on February 1, 1998 were as follows:

(thousands)                                               Operating
Fiscal Year Ending                                          Leases
-------------------------------------------------------------------------
1999                                                        $1,066
2000                                                           977
2001                                                           730
2002                                                           507
2003                                                           424
Thereafter                                                     355
                                                            ------
Total minimum lease commitments                             $4,059
                                                            ======

Annual rent expense was $1,000,000, $745,000, and $667,000, for fiscal years 1998, 1997, and 1996, respectively.

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

From time to time, the Company is a defendant in lawsuits involving matters which are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on the accompanying consolidated financial statements.

11. SHAREHOLDERS' EQUITY
------------------------

In February 1986, the Company established the 1986 Stock Option Plan which provides for granting options to purchase up to 500,000 shares of the Company's common stock to employees, directors and consultants of the Company. The 1986 plan provides for the granting of options which meet the Internal Revenue Code requirements for qualification as incentive stock options, as well as nonstatutory options. Under this Plan, the option price must be at least equal to the fair market value of the Company's common stock at the date of the grant for incentive stock options and must equal or exceed the lesser of (i) 85% of fair market value on the date of grant, or (ii) 85% of fair market value on the date of exercise for nonstatutory options. Most incentive stock options expire within ten years from the date of grant. Generally, the options vest in equal annual increments over three to four years from the date of grant.

In February 1987, the Company adopted the 1987 Stock Option Plan covering 700,000 shares of the Company's common stock. The 1987 Plan provides for the granting of incentive stock options, as well as nonstatutory options. The terms and conditions of options granted under the 1987 Stock Option Plan are substantially the same as those granted under the Company's 1986 Stock Option Plan.

In 1994, the Company adopted the 1994 Long-Term Stock Incentive Plan and the 1994 Non-Employee Directors Stock Option Plan. These plans have been amended to cover 4,600,000 shares and 500,000 shares of the Company's common stock, respectively. Both 1994 plans provide for the granting of incentive stock options, as well as nonstatutory options. The terms and conditions of options granted under the 1994 Plans are substantially similar to those granted under the Company's 1987 and 1986 Plans.

Stock option information with respect to the Company's stock option plans is as follows:

                                                                                        Weighted
                                               Common                                   Average         Aggregate
                                               Shares      Available                    Exercise       Option Price
                                              Reserved     for Grant     Options         Price
--------------------------------------------------------------------------------------------------------------------
Balance at January 29, 1995                  1,682,852       540,352    1,142,500        $ 1.03        $ 1,177,711
  Granted                                            -      (940,600)     940,600         10.14          9,537,363
  Canceled                                           -        23,000      (23,000)         0.99            (22,691)
  Exercised                                   (473,360)            -     (473,360)         0.94           (442,701)
  Additions                                  1,100,000     1,100,000            -             -                  -
                                             ---------    ----------    ---------        ------       ------------
Balance at January 28, 1996                  2,309,492       722,752    1,586,740        $ 6.46        $10,249,682
  Granted                                            -    (1,892,600)   1,892,600          6.07         11,495,919
  Canceled                                           -       921,936     (921,936)        10.77         (9,930,915)
  Exercised                                   (193,828)            -     (193,828)         1.19           (229,800)
  Additions                                  1,600,000     1,600,000            -             -                  -
                                             ---------    ----------    ---------        ------       ------------
Balance at January 26, 1997                  3,715,664     1,352,088    2,363,576        $ 4.90        $11,584,886
  Granted                                            -    (2,316,200)   2,316,200         16.33         37,822,300
  Canceled                                           -       249,002     (249,002)         6.39         (1,590,119)
  Exercised                                   (511,710)            -     (511,710)         3.77         (1,930,821)
  Plan expiration                              (90,020)      (90,020)           -             -                  -
  Additions                                  1,600,000     1,600,000            -             -                  -
                                             ---------    ----------    ---------        ------       ------------
Balance at February 1, 1998                  4,713,934       794,870    3,919,064        $11.71        $45,886,246
                                             =========    ==========    =========        ======        ===========

Information about stock options outstanding at February 1, 1998 is summarized as follows:

                                             Options Outstanding                                  Options Exercisable
                      ---------------------------------------------------------------  ----------------------------------------
Range of Exercise     Number Outstanding        Weighted Average    Weighted Average   Number Exercisable     Weighted Average
      Prices               at 2/1/98        Remaining Contract Life  Exercise Price         at 2/1/98          Exercise Price
------------------------------------------------------------------------------------   ----------------------------------------
$ 0.88 - $ 1.33             217,568                  2.9 Years            $ 1.13             193,566                $ 1.12
$ 3.88 - $ 5.44           1,086,391                  8.2 Years            $ 5.14             235,944                $ 4.93
$ 6.75 - $ 9.75           1,054,436                  8.8 Years            $ 8.71             154,230                $ 7.91
$11.53 - $15.75             304,000                  9.2 Years            $12.67               6,000                $12.88
$17.97 - $26.63           1,256,669                  9.8 Years            $21.30                   -                     -
--------------------------------------------------------------------------------------------------------------------------
$ 0.88 - $26.63           3,919,064                  8.6 Years            $11.71             589,740                $ 4.54
===============           =========                  =========            ======             =======                ======

In December 1997, the Company granted 50,000 stock options at an exercise price of $26.63 per share, with a vesting period of three years and a life of ten years, to the non-employee directors of the Company. These options were granted under no established stock option plan and do not reduce the number of shares available for grant under the Company's established stock option plans.

In fiscal year 1997, 667,600 options were repriced from a weighted average exercise price of $11.42 to $5.44. During fiscal 1996, the remaining $136,280 of debentures issued under the Key Management Convertible Subordinated Debenture Purchase Plan were converted into 272,560 shares of common stock.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" under which no compensation cost has been recognized. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in 1998, 1997 and 1996, consistent with the provisions of SFAS No. 123, net income and net income per share would have been reduced to the following pro forma amounts:

(in thousands, except per                                    1998                  1997                  1996
share amounts)                                               ----                  ----                  ----
---------------------------------------------------------------------------------------------------------------
Net Income                                                  $ 9,609               $ 6,407               $ 6,851
---------------------------------------------------------------------------------------------------------------
Net Income per Share:
    Basic                                                   $  0.69               $  0.47               $  0.58
    Diluted                                                 $  0.64               $  0.46               $  0.55
---------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares:
    Basic                                                    13,978                13,589                11,826
    Diluted                                                  15,118                14,050                12,388
---------------------------------------------------------------------------------------------------------------

The pro forma effect on net income for fiscal years 1998, 1997 and 1996 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

The weighted-average fair values at date of grant for options granted during fiscal 1998, 1997 and 1996 were $11.11, $5.39 and $3.48, respectively, and were estimated using the Black-Scholes option-pricing model. The following assumptions were applied: (i) expected dividend yields of 0% for all periods,
(ii) expected volatility rates of 0.828 for 1998, 0.894 for 1997 and 1996, (iii) expected lives of 4 to 5 years for all years, and (iv) risk-free interest rates ranging from 5.24% to 7.01% for all years.

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

12. OTHER INCOME AND EXPENSE
----------------------------

Other income (expense) consisted of the following:

(thousands)                                                        1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------
Interest income                                                    $ 469                $ 205                $ 156
Gain (loss) on disposition of assets                                 (20)                   2                   (1)
Foreign currency transaction gains (losses)                          (63)                 (25)                   -
Miscellaneous expense                                                  -                    -                   (2)
                                                                   -----                -----                -----
Total                                                              $ 386                $ 182                $ 153
                                                                   =====                =====                =====

13. STATEMENTS OF CASH FLOWS
----------------------------

The Company had the following non-cash activities for each year:

(thousands)                              1998              1997              1996
------------------------------------------------------------------------------------------
Non-cash activities -
Debentures converted to stock           $    -             $   -            $  136

Tax benefits related to
 stock options                           3,923               263             1,649
                                        ------             -----            ------
Total                                   $3,923             $ 263            $1,785
                                        ======             =====            ======

Income taxes paid in fiscal years 1998, 1997, and 1996, were $3,534,000, $3,491,000 and $2,251,000, respectively. For those same periods, the Company paid interest in the amounts of $36,000, $131,000, and $97,000, respectively.

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

14. BUSINESS SEGMENTS AND CONCENTRATIONS OF RISK
------------------------------------------------
The business of the Company consists of the manufacture and sale of silicon rectifiers, integrated circuits and related devices which falls within a single segment. Foreign sales are primarily to European and Asian customers. No customer accounted for greater than 10% of net sales during fiscal 1998 and 1997. In fiscal 1996, one customer did account for 12% of the Company's net sales.

A summary of net sales, pre-tax income and identifiable assets for the Company's domestic and European operations follows:

(thousands)                                       1998                  1997                  1996
-----------------------------------------------------------------------------------------------------
Net Sales:
  Domestic                                      $ 89,653               $62,708               $53,906
  European                                        13,155                 8,887                 7,778
                                                --------               -------               -------
Total                                           $102,808               $71,595               $61,684
                                                ========               =======               =======
Income Before Taxes:
  Domestic                                      $ 20,989               $12,327               $10,870
  European                                         1,170                   387                   473
                                                --------               -------               -------
Total                                           $ 22,159               $12,714               $11,343
                                                ========               =======               =======
Identifiable Assets:
  Domestic                                      $ 62,928               $42,226               $32,242
  European                                         4,207                 3,462                 2,983
                                                --------               -------               -------
Total                                           $ 67,135               $45,688               $35,225
                                                ========               =======               =======

Sales to customers in Asia-Pacific are included in domestic totals as they are all export sales. Sales to customers in the Asia-Pacific region totaled $32.9 million in fiscal year 1998, $21.6 million in fiscal 1997, and $14.1 million in fiscal 1996.

15. SELECTED QUARTERLY DATA (UNAUDITED)
---------------------------------------
Unaudited quarterly data for fiscal 1998 and 1997 is presented below.

                                  First    Second     Third    Fourth     Fiscal
                                 Quarter   Quarter   Quarter   Quarter     Year
---------------------------------------------------------------------------------
1998
Net sales                        $23,175   $24,558   $26,533   $28,542   $102,808
Gross Profit                      10,697    11,570    12,790    13,872     48,929
Net Income                         3,230     3,603     3,390     4,538     14,761
Net Income per Share:
  Basic                             0.24      0.26      0.24      0.32       1.06
  Diluted                           0.22      0.24      0.22      0.30       0.98

1997
Net sales                        $16,682   $15,477   $18,370   $21,066   $ 71,595
Gross Profit                       7,130     6,466     7,749     9,338     30,683
Net Income                         1,972     1,641     2,096     2,778      8,487
Net Income per Share:
  Basic                             0.15      0.12      0.15      0.20       0.62
  Diluted                           0.14      0.12      0.15      0.19       0.60

16. SUBSEQUENT EVENT
--------------------
On April 27, 1998, the Company signed a merger agreement with Acapella Limited (Acapella), a company located in the United Kingdom, to be accounted for as a pooling of interests. Under the terms of the agreement, Acapella shareholders received approximately 176,000 shares of Semtech common stock for all outstanding shares of Acapella stock.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Semtech Corporation:

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware Corporation) and subsidiaries as of February 1, 1998 and January 26, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 1, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semtech Corporation and subsidiaries as of February 1, 1998 and January 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1998, in conformity with generally accepted accounting principles.

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

                                    /S/ Arthur Andersen LLP
                                    ---------------------------------
                                    ARTHUR ANDERSEN LLP

Los Angeles, California
April 27, 1998

                                                                    SCHEDULE  II


                      SEMTECH CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  FOR THE YEARS ENDED JANUARY 28, 1996, JANUARY 26, 1997, AND FEBRUARY 1, 1998

                                          Balance at                    Charged to Costs                    Balance at
                                          Beginning                            and                             End
                                           of Year          Other            Expenses          Deductions     of Year
                                          ----------        -----       -----------------      ----------   ----------
Year Ended January 28, 1996
---------------------------
  Allowance for doubtful
  accounts                                $  501,000        $   -           $755,000          $  (215,000)   $1,041,000

Year Ended January 26, 1997
---------------------------
  Allowance for doubtful
  Accounts                                $1,041,000        $   -           $493,000          $   (61,000)   $1,473,000

Year Ended February 1, 1998
---------------------------
  Allowance for doubtful
  accounts                                $1,473,000        $   -           $480,000          $(1,156,000)   $  797,000

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

    Executive Officers and Certain Other Significant Employees of Registrant
    ------------------------------------------------------------------------

                 Name                Age                                   Office
                 ----                ---                                   ------
 John D. Poe                         46         President and Chief Executive Officer
 Raymond E. Bregar                   50         Executive Vice President, Corporate Operations
 David G. Franz, Jr.                 36         Vice President, Finance and Chief Financial
                                                Officer, and Secretary
 David I. Anderson                   51         Vice President, IC Design and Development
 Jean-Claude Zambelli                54         Vice President, Sales and Marketing

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

Mr. Franz became Vice President, Finance, Chief Financial Officer, and Secretary in August of 1993. Prior to joining the Company, Mr. Franz was Director of Finance of the Large Computer Systems Division (formerly Teradata Corporation) of AT&T from May 1990 through August 1993. Prior to that position Mr. Franz was employed by the Wickes Companies and Arthur Andersen LLP. Mr. Franz is a Certified Public Accountant.

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

                                                                                             Page
                                                                                             ----
Index of Financial Statements:
  Consolidated statements of income, three years ended February 1, 1998                       18

  Consolidated balance sheets, February 1, 1998 and January 26, 1997                          19

  Consolidated statements of shareholders' equity, three years ended February 1, 1998         20

  Consolidated statements of cash flows, three years ended February 1, 1998                   21

  Notes to consolidated financial statements                                                  22

  Report of Independent Public Accountants                                                    34

       (2) The following financial statements schedule of the Company for the years ended February 1, 1998, January 26, 1997, and January 28, 1996, is filed as part of this Report and should be read in conjunction with the financial statements:

                                                          Page
                                                          ----
Schedule II - Valuation and Qualifying Accounts            35

       Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

       Supplementary Financial Information - Quarterly Financial Data
       -----------------------------------
(unaudited) for the years ended February 1, 1998 and January 26, 1997 is included in Part II of this Report at page 33.

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

                                         SEMTECH CORPORATION


                                         By /S/ John D. Poe
                                            ---------------------------
                                            John D. Poe, President
                                            and Chief Executive Officer


                                         Date      April 30, 1998
                                              ------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    April 30, 1998                  /S/ John D. Poe
      --------------------               -----------------------------
                                         John D. Poe, President
                                         and Chief Executive Officer,
                                         Director


Date:    April 30, 1998                  /S/ David G. Franz, Jr.
      --------------------               ------------------------------
                                         David G. Franz, Jr.
                                         Vice President, Finance
                                          and Chief Financial Officer,
                                          and Secretary
                                         (Principal Accounting
                                          and Financial Officer)


Date:    April 30, 1998                  /S/ James P. Burra
      --------------------               ------------------------------
                                         James P. Burra
                                         Director


Date:    April 30, 1998                  /S/ Rock N. Hankin
      --------------------                -----------------------------
                                         Rock N. Hankin
                                         Director


Date:    April 30, 1998                  /S/ Allen H. Orbuch
      --------------------               ------------------------------
                                         Allen H. Orbuch
                                         Director


Date:    April 30, 1998                  /S/ James T. Schraith
      --------------------               ------------------------------
                                         James T. Schraith
                                         Director


Date:    April 30, 1998                  /S/ Jack O. Vance
      --------------------               ------------------------------
                                         Jack O. Vance
                                         Director



       The information contained in the Proxy Statement at Pages 7 and 11 under the heading "Executive Compensation" is incorporated by reference herein.