Form 10-Q
period 1998-05-03
SEMTECH CORP
filed 1998-06-16
CIK 88941

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  ____________



For Quarter Ended May 3, 1998               Commission File Number 1-6395
                  -----------                                      ------



                              SEMTECH CORPORATION
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Delaware                                         95-2119684
 --------------------------------                      ------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification Number)


     652 Mitchell Road, Newbury Park, California                     91320
     ---------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


   Registrant's telephone number, including area code         (805) 498-2111
                                                         -------------------



                                        N/A
------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

             Yes    X        No
                  ______        ______



Number of shares of Common Stock, $0.01 par value, outstanding at May 3, 1998:
14,515,520.
----------

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of May 3, 1998, and the results of their operations and their cash flows for the three months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT FOR SHARE FIGURES)
                                  (Unaudited)



                                                                  THREE MONTHS ENDED
                                                             ---------------------------
                                                              May 3,           April 27,
                                                               1998              1997
----------------------------------------------------------------------------------------
NET SALES                                                    $29,534             $23,175
Cost of Sales                                                 15,060              12,478
                                                             -------             -------
Gross Profit                                                  14,474              10,697
                                                             -------             -------
Operating costs and expenses:
Selling, general and administrative                            4,633               3,974
Product development and engineering                            2,945               1,906
Acquisition costs                                                255                   -
                                                             -------             -------
Total operating costs and expenses                             7,833               5,880
                                                             -------             -------
Operating Income                                               6,641               4,817
Interest and other income, net                                   171                  41
                                                             -------             -------
Income before taxes                                            6,812               4,858
Provision for taxes                                            2,275               1,628
                                                             -------             -------
NET INCOME                                                   $ 4,537             $ 3,230
                                                             =======             =======
Earnings per share:
Net income per share-
Basic                                                        $  0.31             $  0.24
Diluted                                                      $  0.29             $  0.22

Weighted average number of shares -
Basic                                                         14,446              13,741
Diluted                                                       15,744              14,545

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURE)

                                                                             May 3,           February 1,
                                                                             1998                1998
                                                                           (Unaudited)
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                    $23,116               $18,808
Temporary investments                                                          1,852                 1,852
Receivables, less allowances                                                  14,865                13,722
Inventories                                                                   18,630                17,020
Other current assets                                                           1,242                   956
Deferred income taxes                                                          1,395                 1,395
                                                                             -------               -------
Total current assets                                                          61,100                53,753
Property, plant and equipment, net                                            12,935                12,805
Other assets                                                                     250                   157
Deferred income taxes                                                            417                   420
                                                                             -------               -------
TOTAL ASSETS                                                                 $74,702               $67,135
                                                                             =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt                                         $   244               $     -
Accounts payable                                                               5,472                 5,241
Accrued liabilities                                                            4,027                 4,459
Income taxes payable                                                           1,955                 1,020
Other current liabilities                                                      1,513                 1,721
                                                                             -------               -------
Total current liabilities                                                     13,211                12,441
Other long-term liabilities                                                       37                    33
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value, 40,000,000
shares authorized                                                                145                   142
Additional paid-in capital                                                    20,318                18,406
Retained earnings                                                             41,136                36,332
Accumulated other comprehensive income                                          (145)                 (219)
                                                                             -------               -------
Total shareholders' equity                                                    61,454                54,661
                                                                             -------               -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $74,702               $67,135
                                                                             =======               =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)




                                                                                                 For the Three Months Ended
                                                                                             ----------------------------------
                                                                                              May 3,                  April 27,
                                                                                               1998                     1997
                                                                                             ---------                ---------
Cash flows from operating activities -
  Net income                                                                                  $ 4,537                  $ 3,547
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                 878                      576
    Deferred income taxes                                                                           3                       16
  Changes in assets and liabilities:
    Receivables                                                                                (1,143)                    (832)
    Income taxes refundable                                                                         -                        2
    Inventories                                                                                (1,610)                    (760)
    Other assets                                                                                 (379)                     691
    Accounts payable and accrued liabilities                                                     (201)                    (821)
    Income taxes payable                                                                        2,138                      779
    Other current liabilities                                                                    (208)                     208
                                                                                              -------                  -------
      Net cash provided by operating activities                                                 4,015                    3,406
                                                                                              -------                  -------
Cash flows from investing activities -
  Temporary cash investments                                                                        -                      102
  Additions to property, plant and equipment                                                   (1,008)                  (1,894)
                                                                                              -------                  -------
    Net cash used by investing activities                                                      (1,008)                  (1,792)
                                                                                              -------                  -------
Cash flows from financing activities -
  Repayment of debt                                                                                 -                      (46)
  Exercise of stock options                                                                       650                      224
  Other long-term liabilities                                                                       4                       63
  Other                                                                                           573                        -
                                                                                              -------                  -------
     Net cash provided by financing activities                                                  1,227                      241
                                                                                              -------                  -------
Effect of exchange rate changes on cash                                                            74                       62
Net increase in cash and cash equivalents                                                       4,308                    1,917
Cash and cash equivalents at beginning of period                                               18,808                    9,440
                                                                                              -------                  -------
Cash and cash equivalents at end of period                                                    $23,116                  $11,357
                                                                                              =======                  =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BUSINESS COMBINATIONS
------------------------

On April 27, 1998, the Company signed a merger agreement with Acapella Limited (Acapella), a company located in the United Kingdom, to be accounted for as a pooling of interests. Under the terms of the agreement, Acapella shareholders received approximately 176,000 shares of Semtech common stock for all outstanding shares of Acapella stock. The Company acquired Acapella to strengthen its ability to serve high-end communication applications.

The acquisition of Acapella was accounted for as a pooling of interests in accordance with APB Opinion No. 16 and related Securities and Exchange Commission pronouncements. Acapella's financial position and results of operations prior to the three months ended May 3, 1998 were immaterial in relation to Semtech's overall results. Therefore, the effect of the merger prior to February 1, 1998 has been adjusted to retained earnings. The consolidated balance sheet at May 3, 1998 as well as the consolidated statement of income and cash flow for the first quarter ended May 3, 1998 include the results of Acapella.

The following table shows the effect of Acapella's results of operations on the combined companies for the three months ended May 3, 1998. Merger related costs of $255,000 associated with the Company's acquisition of Acapella are reflected in Semtech's net income.

(in thousands)                                  Semtech              Acapella             Combined
                                                -------              --------             --------
For the three months ended
May 3, 1998:
Revenues                                        $28,945                $589               $29,534
Net Income                                      $ 4,474                $ 63               $ 4,537

2.  EARNINGS PER SHARE
----------------------

The consolidated condensed financial statements are presented in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the incremental shares issuable upon the assumed exercise of stock options.

                                            Three Months Ended
                                    ---------------------------------
                                      May 3,               April 27,
                                       1998                   1997
                                    ----------             ----------
Basic                               14,446,000             13,741,000
                                    ==========             ==========
Diluted                             15,744,000             14,545,000
                                    ==========             ==========


3.  SEGMENT REPORTING
---------------------


In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

This Statement, which is effective for all reporting periods beginning in fiscal 1999, redefines the way publicly held companies report information about segments. The Company is currently in the process of determining the appropriate business unit structure for reporting in accordance with SFAS No. 131.


4.  COMPREHENSIVE INCOME
------------------------

On February 2, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". For year-end financial statements, SFAS No. 130 requires that net income and all other non-owner changes in equity be displayed in a financial statement with the same prominence as other consolidated financial statements. In addition, the standard encourages companies to display the components of other comprehensive income below the total for net income. Comprehensive income (in thousands) for the three months ended May 3, 1998 and April 27, 1997 are presented below.

                                                                 May 3,                     April 27,
                                                                  1998                        1997
                                                                 ------                     ---------
Net Income                                                       $4,537                      $3,230
Change in foreign currency translation                               74                          62
                                                                 ------                      ------
Comprehensive Income                                             $4,611                      $3,292
                                                                 ======                      ======

5.  TEMPORARY INVESTMENTS
-------------------------

Temporary investments consist of commercial paper and government and corporate obligations with original maturities in excess of three months and are carried at cost, which approximates market.

6.  INVENTORIES
---------------

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


                                           Raw            Work in        Finished
(thousands)                              Materials        Process        Materials          Total
--------------------------------------------------------------------------------------------------
MAY 3, 1998
Gross inventories                        $2,346          $11,877          $ 8,423          $22,646
Total reserves                             (329)          (1,069)          (2,618)          (4,016)
                                         ------          -------          -------          -------
 Net inventories                         $2,017          $10,808          $ 5,805          $18,630
                                         ======          =======          =======          =======
FEBRUARY 1, 1998
Gross inventories                        $2,639          $11,261          $ 6,894          $20,794
Total reserves                             (329)          (1,069)          (2,376)          (3,774)
                                         ------          -------          -------          -------
 Net inventories                         $2,310          $10,192          $ 4,518          $17,020
                                         ======          =======          =======          =======

7.  LONG-TERM DEBT
------------------

Long-term debt at May 3, 1998 is made up solely of a $244,000 note payable, related to Acapella Limited.

8.  LINE OF CREDIT
------------------

The Company maintains a credit arrangement with a financial institution for a line of credit for up to $7,500,000 at an interest rate of 30 day commercial paper plus 2.5 percent that extends through September 1998. The line of credit is made up of two parts, the first part being a $4,000,000 line for working capital needs and the second part being a $3,500,000 line for equipment acquisitions. The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of May 3, 1998, the Company had no borrowings outstanding under this credit facility.

9.  SIGNIFICANT CUSTOMERS
-------------------------

For the three months ended May 3, 1998 and April 27, 1997, no one customer accounted for 10% or more of the Company's net sales.


10. LEGAL MATTERS
------------------

The Company is involved in certain legal matters, which are routine to the nature of its business. In one specific case, the Company is a defendant in a complaint filed by a competitor regarding the recruitment of personnel. Management is of the opinion that the ultimate resolution of all these matters will not have a material adverse effect on its financial position or results of operations.



Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------


(l)  Material Changes in Financial Condition
     ---------------------------------------

On May 3, 1998, Semtech Corporation (the Company) had working capital of $47,889,000, compared with $41,312,000 at February 1, 1998 - an increase for the quarter of $6,577,000. The ratio of current assets to current liabilities at May 3, 1998, was 4.6 to 1, compared to 4.3 to 1 at February 1, 1998. The increase was primarily due to the Company's profitability during the first quarter of fiscal year 1999.

In the first three months of fiscal year 1999, the Company generated $4,308,000 of cash and cash equivalents. The increase in cash and cash equivalents was due to the Company's profitability during the period and was only partially offset by cash outlays for inventory, capital equipment, increased accounts receivable and year-end supplemental compensation relating to the prior fiscal year. Operating cash flow for the first three months of the year was a positive $4,015,000. During the first three months of fiscal

1999, the Company used cash of $1,008,000 to pay for capital equipment purchases.

In order to develop, design and manufacture new products, the Company had to make significant investments over the past several years. Such investments aimed at developing additional new products, including the addition of design and applications engineers and related equipment, will continue. Semtech fully intends to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these investments, particularly additional design engineers, will probably not generate significant results in the short-term. The Company plans to finance these investments with cash generated by operations and cash on-hand.


(2)  Material Changes in Results of Operations
     -----------------------------------------

The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Income for the three month periods ended May 3, 1998 and April 27, 1997.

THREE MONTH PERIOD ENDED MAY 3, 1998 COMPARED WITH THE THREE MONTH PERIOD ENDED
-------------------------------------------------------------------------------
APRIL 27, 1997:
---------------

INDUSTRY TRENDS AND OUTLOOK -

Semtech experienced cautious market conditions in the first quarter of fiscal year 1999 due to industry-wide concern over excess inventory levels and the Asian region's economic condition. In the past, short-term adverse industry trends have had the most impact on foundry sales, test systems, personal computers and other consumer electronics.

Lower operating voltages in newer electronic systems, demand for increased bandwidth in communicating, and the overall need for certain analog-based functions have benefited the Company. In addition to technical factors, unit demand increases for electronics in general have benefited the sales of all products. Future growth by the Company will remain dependent on market conditions, economic factors, the ability to introduce new products and increased operating efficiencies.

The semiconductor equipment market, which includes automated test equipment
(ATE), is very cyclical. The Company did witness slowing demand during the quarter from its ATE customers. The Company believes that this decrease is due in part to slowing demand by end customers of automated test systems. The Company has not determined the extent to which a slowdown in the ATE market, and the related duration of such a slowdown, might effect sales of the Company's ATE product line. The Company's ATE business unit has introduced many new products specially designed for certain test applications, and in doing so has gained market share from other competitors.

The Company has historically experienced some seasonality in order rates from manufacturers of personal computers. Demand from this market segment in prior years has declined following the holiday season through first half of the year. This year's seasonality has been impacted by the Asian economic situation. Due to increased sales to other computer segments, such as servers, laptops and peripheral devices, the effect of computer seasonality on quarterly results has been reduced, but not eliminated. Ongoing efforts are being made to further diversify revenue sources and likewise reduce the effects of seasonality.

Increased competition and a continued move to shorter lead-times within the components industry will continue to affect the Company's performance on a quarterly bases. Semtech generally has only 60-90 days visibility of future period shipments. Turns-fill orders (orders received and shipped in the same quarter) increased to 35% of net sales in the first quarter from approximately 33% of net sales in the fourth quarter. The Company has witnessed a continued move towards a "build-to-order" model at many of its OEM customers. As a result, the Company increasingly relies on turns business in each quarter in order to achieve revenue objectives.

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

REVENUES -

Revenues for the first quarter ended May 3, 1998 were $29,534,000 compared to $23,175,000 in the first quarter ended April 27, 1997, an increase of 27%. Included in first quarter fiscal 1999 revenues is $589,000 of sales generated by Acapella. The increase in revenues for first quarter compared to the prior year period was due to continued improvement in the Company's ability to market and produce its products used in targeted end-market applications.

End-market applications for the Company's products sold during the first quarter of fiscal 1999 are estimated to be 42% computer, 15% communications, 26% industrial (which includes ATE), 11% military/aerospace and 6% foundry sales. For the prior year's first quarter, end-market applications were estimated to be 40% computer, 11% communications, 28% industrial, 11% military/aerospace and 10% foundry.

Geographically, sales for the first three months of fiscal 1999 were approximately 55% domestic, 31% to Asian-Pacific and 14% to European customers. For the first three months of last fiscal year, domestic sales were 54% of net sales, Asia was 33% and Europe was 13%. While the Company estimates that two-thirds of all shipments made into Asia are eventually exported out of the region in finished products, the Company's sales to Asian customers have been effected by the region's currency crisis and economic downturn, especially in Taiwan, Japan and Korea.

New orders during the first quarter of fiscal year 1999 were more than net shipments, resulting in a book-to-bill ratio of greater than 1 to 1. The book-to-bill ratio for the comparable three month period last year also exceeded 1 to
1. New orders received in the first quarter of this year reflected the general conditions of the major end-markets and the major manufacturers supplying these markets. No single product line showed significant growth in terms of new orders during the first three months of fiscal 1999.

COSTS AND EXPENSES -

COST OF GOODS SOLD -

Gross profit margin as a percentage of net sales was 49% in the first quarter of fiscal 1999, compared to 46% in the same period last year. Gross profit of $302,000 generated by Acapella is included in first quarter of fiscal 1999 results. The improvement in gross margin is attributed to increased operating efficiencies associated with higher shipment levels and higher revenue contribution from products introduced in the last year. Efforts continue to be made to reduce per unit cost on exiting products as well as to increase emphasis on new product sales that typically command higher gross margins.

Future gross margin performance will be affected by the above noted changes as well as shipment rates, product mix, productivity levels and price changes. Average selling prices, capacity utilization and shipment rates for new products will continue to have the most significant impact on margins.

OPERATING EXPENSES -

Operating costs and expenses were at 27% of net sales in the first quarter of fiscal 1999, which was higher than the 25% in the first quarter of fiscal 1998. Included in the operating expenses for the first quarter ended May 3, 1998, are one-time costs of $255,000 associated with the acquisition of Acapella Limited. Although operating expenses (prior to one-time acquisition costs) grew only slightly as a percentage of net sales, absolute dollar spending did increase.

During the first quarter of fiscal year 1998, the Company announced that it had opened a remote design center in Raleigh, North Carolina. The Company now has dedicated design centers in three locations, including Santa Clara, California, and Glasgow, Scotland. The Company continued its investment in research and development. The purpose for such investment is to further new product development needed to grow revenues and increase gross margins. The Company anticipates that spending on research and development will continue to increase over time.

OTHER -

Interest and other income of $171,000 was realized in the quarter ended May 3, 1998, compared to interest and other income of $41,000 in the prior year's first quarter. Other income and expenses for all periods is primarily interest income.

PROVISION FOR TAXES -

The effective tax rate for the first quarters of fiscal 1999 and 1998 was 33%.

FORWARD LOOKING STATEMENTS -

Some statements included in this filing which are not historical in nature are forward-looking statements within the meaning of the Private Securities Legislation Act of 1995. Forward looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties.

The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those suggested in such forward-looking statements as a result of various factors, including, but not limited to, the company's ability to introduce new products, support existing and new customers, achieve manufacturing efficiencies, and penetrate new markets and additional end-product applications. as a result, the company's future development efforts involve a high degree of risk. for further information, refer to the more specific risks and uncertainties discussed throughout this report and the company's most recent form 10-k filing with the securities and exchange commission.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The Company is involved in certain legal matters, which are routine to the nature of its business. in one specific case, the Company is a defendant in a complaint filed by a competitor regarding the recruitment of personnel. Management is of the opinion that the ultimate resolution of all these matters will not have a material adverse effect on its financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

(a) The 1998 Annual Meeting of Shareholders of the Company was duly held on June 11, 1998.

(b) Inapplicable, as (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Act; (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement; and (iii) all of such nominees were duly elected.

(c) One other matter voted upon at the meeting was for the adoption of a new Long-Term Stock Incentive Plan in which there were 5,561,077 affirmative votes, 4,143,637 negative votes, and 37,917 abstaining votes.

(d) Not applicable.

ITEM 5.  OTHER INFORMATION
         -----------------

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits

    11.1 -Computation of per share earnings - See Note 2 of Notes to Consolidated Condensed Financial Statements.

    27   -Financial Data Schedule, Article 5

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K on March 3, 1998 for the registration of stock issued in connection with a stock split in the form of a 100% stock dividend.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: June 16, 1998                    /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       Chairman of the Board, President
                                       and Chief Executive Officer



Date:  June 16, 1998                   /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary