Form 10-Q
period 1998-08-02
SEMTECH CORP
filed 1998-09-16
CIK 88941

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ____________

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  ____________

For Quarter Ended August 2, 1998               Commission File Number 1-6395
                  --------------                                      ------


                                SEMTECH CORPORATION
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    95-2119684
--------------------------------                 ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)


     652 Mitchell Road, Newbury Park, California                   91320
-----------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


   Registrant's telephone number, including area code   (805) 498-2111
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


Number of shares of Common Stock, $0.01 par value, outstanding at August 2, 1998: 14,598,990.
       ----------

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of August 2, 1998, and the results of their operations and their cash flows for the three months and six months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT FOR SHARE FIGURES)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                            ----------------------------            ----------------------------
                                                            AUGUST 2,           August 3,            AUGUST 2,          August 3,
                                                              1998                1997                1998                1997
--------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                    $25,539             $24,558             $55,073             $47,733
Cost of Sales                                                 13,710              12,988              28,770              25,466
                                                             -------             -------             -------             -------
Gross Profit                                                  11,829              11,570              26,303              22,267
                                                             -------             -------             -------             -------
Operating costs and expenses:
Selling, general and administrative                            4,948               4,073               9,581               8,047
Product development and engineering                            3,320               2,165               6,265               4,071
Restructuring charge                                           2,502                   -               2,502                   -
Acquisition costs                                                  -                   -                 255                   -
                                                             -------             -------             -------             -------
Total operating costs and expenses                            10,770               6,238              18,603              12,118
                                                             -------             -------             -------             -------
Operating Income                                               1,059               5,332               7,700              10,149
Interest and other income, net                                   199                  87                 370                 128
                                                             -------             -------             -------             -------
Income before taxes                                            1,258               5,419               8,070              10,277
Provision for taxes                                              420               1,816               2,695               3,444
                                                             -------             -------             -------             -------
NET INCOME                                                   $   838             $ 3,603             $ 5,375             $ 6,833
                                                             =======             =======             =======             =======
Earnings per share:
Net income per share-
Basic                                                        $  0.06             $  0.26             $  0.37             $  0.49
Diluted                                                      $  0.05             $  0.24             $  0.34             $  0.48

Weighted average number of shares -
Basic                                                         14,557              13,968              14,500              13,937
Diluted                                                       15,499              15,063              15,592              14,357

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURE)

                                                                       AUGUST 2,         February 1,
                                                                         1998               1998
                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                             $22,652               $18,808
Temporary investments                                                   1,395                 1,852
Receivables, less allowances                                           14,861                13,722
Inventories                                                            19,615                17,020
Other current assets                                                    1,157                   956
Deferred income taxes                                                   1,535                 1,395
                                                                      -------               -------
Total current assets                                                   61,215                53,753
Property, plant and equipment, net                                     12,372                12,805
Other assets                                                              164                   157
Deferred income taxes                                                     636                   420
                                                                      -------               -------
TOTAL ASSETS                                                          $74,387               $67,135
                                                                      =======               =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                        4,805                 5,241
Accrued liabilities                                                     4,121                 4,459
Income taxes payable                                                      841                 1,020
Other current liabilities                                               1,513                 1,721
                                                                      -------               -------
Total current liabilities                                              11,280                12,441
Other long-term liabilities                                                83                    33
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value, 40,000,000 shares authorized               147                   142
Additional paid-in capital                                             21,120                18,406
Retained earnings                                                      41,963                36,332
Accumulated other comprehensive income                                   (206)                 (219)
                                                                      -------               -------
Total shareholders' equity                                             63,024                54,661
                                                                      -------               -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $74,387               $67,135
                                                                      =======               =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                    ---------------------------------
                                                                                    AUGUST 2,                AUGUST 3,
                                                                                      1998                     1997
                                                                                    ---------                --------
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net income                                                                        $ 5,375                  $ 6,833
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                     1,827                    1,275
    Deferred income taxes                                                              (356)                     166
    Loss on disposition of assets                                                     1,763                        -
  Changes in assets and liabilities :
    Receivables                                                                      (1,139)                  (1,364)
    Income taxes refundable                                                               -                       68
    Inventories                                                                      (2,595)                  (2,226)
    Other assets                                                                       (208)                     442
    Accounts payable and accrued liabilities                                           (774)                     (91)
    Income taxes payable                                                              1,141                    1,457
    Other current liabilities                                                          (208)                       1
                                                                                    -------                  -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                       4,826                    6,561
                                                                                    -------                  -------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Temporary investments                                                                 457                       32
  Additions to property, plant and equipment                                         (3,157)                  (3,411)
                                                                                    -------                  -------
    NET CASH USED BY INVESTING ACTIVITIES                                            (2,700)                  (3,379)
                                                                                    -------                  -------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Repayment of debt                                                                    (244)                    (540)
  Exercise of stock options                                                           1,082                    1,336
  Other long-term liabilities                                                            50                       64
  Other                                                                                 817                        -
                                                                                    -------                  -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,705                      860
                                                                                    -------                  -------
Effect of exchange rate changes on cash                                                  13                       51
Net increase in cash and cash equivalents                                             3,844                    4,093
Cash and cash equivalents at beginning of period                                     18,808                    9,439
                                                                                    -------                  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $22,652                  $13,532
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

The acquisition of Acapella was accounted for as a pooling of interests in accordance with APB Opinion No. 16 and related Securities and Exchange Commission pronouncements. Acapella's financial position and results of operations prior to the six months ended August 2, 1998 were immaterial in relation to Semtech's overall results. Therefore, the effect of the merger prior to February 1, 1998 has been adjusted to retained earnings. The consolidated balance sheet at August 2, 1998 as well as the consolidated statements of income and cash flow for the three and six months ended August 2, 1998 include the results of Acapella.

2. RESTRUCTURING CHARGE
-----------------------

A restructuring charge in the amount of $2,502,000 was taken during the quarter ended August 2, 1998 for the consolidation of certain manufacturing capacity and the writedown of related inventory. Approximately $138,000 of the restructuring charge resulted in cash outlays for severance payments. The remaining portion resulted from writedown of production equipment and legacy product line inventories. The Company estimates that all restructuring activites should be complete by October 31, 1998.

The restructuring included the elimination of 60 manufacturing positions and the transition of all commercial integrated circuit production to the Company's Santa Clara, California wafer fabrication facility and to outside wafer foundries. The Company's Corpus Christi, Texas facility is now solely dedicated to producing wafers for the transient voltage suppressor (TVS) product line. As a result of these steps, the Company's long-term operating model is expected to be benefited through improved internal fab utilization, a reduction in capital spending for wafer fabrication capacity, and the ability to take advantage of advanced processes at outside foundries.

3. SEGMENT REPORTING
--------------------

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

4. EARNINGS PER SHARE
---------------------

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

                            Three Months Ended                         Six Months Ended
                      -------------------------------            ------------------------------
                       August 2,           August 3,              August 2,           August 3,
                         1998                1997                   1998                1997
                      ----------          ----------             ----------          ----------
Basic                 14,557,000          13,968,000             14,500,000          13,937,000
                      ==========          ==========             ==========          ==========
Diluted               15,499,000          15,063,000             15,592,000          14,357,000
                      ==========          ==========             ==========          ==========

5.   COMPREHENSIVE INCOME
-------------------------

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

                                              Three Months Ended                        Six Months Ended
                                        ------------------------------            -----------------------------
                                        August 2,            August 3,            August 2,           August 3,
                                           1998                 1997                1998                1997
                                        ---------            ---------            ---------           ---------
Net Income                                $ 838               $3,603               $5,375              $6,833
Change in foreign currency
 translation                                (61)                 (12)                  13                  50
                                          ------              ------               ------              ------

Comprehensive Income                      $ 777               $3,591               $5,388              $6,883
                                          =====               ======               ======              ======

6. TEMPORARY INVESTMENTS
------------------------

Temporary investments consist of commercial paper and government and corporate obligations with original maturities in excess of three months and are carried at cost, which approximates market. Also included in temporary investments is a residential structure and related plot of land with an estimated value of $365,000, which is expected to be sold within the next six months.

7. LONG-TERM DEBT
-----------------

As of August 2, 1998, the Company had no long-term debt.

8. INVENTORIES
--------------

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

                                    Raw           Work in          Finished
(thousands)                      Materials        Process           Goods          Total
------------------------------------------------------------------------------------------
AUGUST 2, 1998

Gross inventories                 $2,496          $11,373          $ 9,623        $23,492
Total reserves                      (441)          (1,267)          (2,169)        (3,877)
                                  ------          -------          -------        -------
 Net inventories                  $2,055          $10,106          $ 7,454        $19,615
                                  ======          =======          =======        =======
FEBRUARY 1, 1998
Gross inventories                 $2,639          $11,261          $ 6,894        $20,794
Total reserves                      (329)          (1,069)          (2,376)        (3,774)
                                  ------          -------          -------        -------
 Net inventories                  $2,310          $10,192          $ 4,518        $17,020
                                  ======          =======          =======        =======

9. LINE OF CREDIT
-----------------

The Company maintains a credit arrangement with a financial institution for a line of credit for up to $7,500,000 at an interest rate of 30 day commercial paper plus 2.5 percent that extends through September 1998. The line of credit is made up of two parts, the first part being a $4,000,000 line for working capital needs and the second part being a $3,500,000 line for equipment acquisitions. The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of August 2, 1998, the Company had no borrowings outstanding under this credit facility.

10. SIGNIFICANT CUSTOMERS
-------------------------

For the three months and six months ended August 2, 1998 and August 3, 1997, no one customer accounted for 10% or more of the Company's net sales.

11. LEGAL MATTERS
-----------------

The Company is involved in certain legal matters, which are routine to the nature of its business. In one specific case, the Company is a defendant in a complaint filed by a competitor regarding the recruitment of personnel. Management is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

12. NEW PRONOUNCEMENTS
----------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." Under the statement, every derivative is recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value will be recognized in earnings unless specific hedge accounting criteria are met. The Company will adopt this standard in January 2000 and has not yet determined its impact on the Company's financial position. The Company currently does not use derivative instruments for hedging activities.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------


(l)  Material Changes in Financial Condition
     ---------------------------------------

On August 2, 1998, Semtech Corporation (the Company) had working capital of $49,935,000, compared with $41,312,000 at February 1, 1998 - an increase of $8,623,000. The ratio of current assets to current liabilities at August 2, 1998, was 5.4 to 1, compared to 4.3 to 1 at February 1, 1998. The increase was primarily due to increases in cash and inventories.

In the first six months of fiscal year 1999, the Company generated $3,844,000 of cash and cash equivalents. The increase in cash and cash equivalents was due to the Company's profitability during the period and was only partially offset by cash outlays for inventory, capital equipment, increased accounts receivable and year-end supplemental compensation relating to the prior fiscal year. Operating cash flow for the six months ended August 2, 1998 was a positive $4,826,000. During the first six months of fiscal 1999, the Company used cash of $3,157,000 to pay for capital equipment purchases and $244,000 for the paydown of long-term debt.

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

(2)  Material Changes in Results of Operations
     -----------------------------------------

The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Income for the three month and six month periods ended August 2, 1998 and August 3, 1997.

THREE MONTH AND SIX MONTH PERIODS ENDED AUGUST 2, 1998 COMPARED WITH THE THREE
------------------------------------------------------------------------------
MONTH AND SIX MONTH PERIODS ENDED AUGUST 3, 1997:
-------------------------------------------------

INDUSTRY TRENDS AND OUTLOOK -

During the second quarter of fiscal year 1999, Semtech experienced weak market conditions for certain of its main commercial product lines. This weakness was due primarily to concerns over excess inventory by major computer manufacturers, a significant drop in production rates of automated test equipment (ATE) and general concerns over the Asian region's economic condition. These factors most effected the Company's power management product line that is widely used in computer applications and the Company's line of ATE circuits that are sold to manufacturers of large test systems.

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

The Company has historically experienced some seasonality in order rates from manufacturers of personal computers. Demand from this market segment in prior years has declined following the holiday season through first half of the year. The seasonality for the first half of fiscal year 1999 was further impacted by the Asian economic situation and excess end-system inventory at major computer suppliers. Due to increased sales to other computer segments, such as servers, laptops and peripheral devices, the effect of computer seasonality on quarterly results has been reduced, but not eliminated. Ongoing efforts are being made to further diversify revenue sources and likewise reduce the effects of seasonality.

The semiconductor equipment market, which includes automated test equipment, is very cyclical. The Company did witness a significant decline in demand during the quarter from its ATE customers. Despite the slowdown in demand, the Company believes that the test market still holds long-term growth potential. The Company's ATE business unit has introduced many new products specially designed for test applications, and in doing so has gained market share from competing suppliers.

The Company has witnessed a continued move towards a "build-to-order" model at many of its OEM customers. As a result, the Company increasingly relies on turns-fill orders (orders received and shipped in the same quarter) in each quarter in order to achieve revenue objectives. Semtech generally has only 60-90 days visibility of future period shipments. Due to weaker demand, turns-fill orders represented only 22% of net sales in the second quarter from approximately 35% of net sales in the first quarter.

Typical of the semiconductor industry, the Company has experienced increased competition and overall declines in average selling prices over the life of its product lines. In addition to new competitors, existing competitors have become more aggressive in protecting market share and customer relationships. Efforts to offset price declines include increasing units shipped, finding new applications for existing products and introduction of new products. Management will continue to take steps to offset the impact of declines in average selling prices, however, there is no assurance that these efforts will be successful.

NET SALES -

Net sales for the second quarter of fiscal 1999 were $25,539,000 compared to $24,558,000 in the second quarter of fiscal 1998, an increase of 4%. Net sales for the six months ended August 2, 1998 were $55,073,000 compared to $47,733,000 in the comparable period ended August 3, 1997. While net sales for the second quarter of fiscal year 1998 were above prior year levels, they represented a decline of nearly 14% from the first quarter of fiscal 1999. This decline was due primarily to weak demand from the computer and test equipment markets.

End-market applications for the Company's products sold during the second quarter of fiscal 1999 are estimated to be 43% computer, 18% communications, 21% industrial (which includes ATE), 13% military/aerospace and 5% foundry sales. For the prior year's second quarter, end-market applications were estimated to be 42% computer, 13% communications, 23% industrial, 12% military/aerospace and 10% foundry. On a year-over-year basis, the largest gains were in communications and ATE (included in industrial) applications and the largest decline was in foundry sales. On a sequential basis, second quarter end-market applications had communications show the largest gain and ATE show the largest decline.

Geographically, sales for the second quarter of fiscal 1999 were approximately 50% domestic, 38% to Asian-Pacific and 12% to European customers. For the second quarter of last fiscal year, domestic sales were 57% of net sales, Asia was 30% and Europe was 13%. Sales to Asian customers grew both on a sequentially and year-over-year basis due to increased shipments to subcontractors and foreign subsidiaries of major United States-based manufacturers. The Company estimates that approximately two-thirds of all shipments made into Asia are eventually exported out of the region in finished products. Sales to customers based in Taiwan, Japan and Korea have been adversely effected by declines in foreign currency exchange rates.

New orders during the second quarter of fiscal year 1999 were less than net shipments, resulting in a book-to-bill ratio of less than 1 to 1. The book-to-bill ratio for the comparable three month period last year exceeded 1 to 1. For the first six months of fiscal year 1999, the Company had a book-to-bill ratio just below 1 to 1, which compares to a book-to-bill ratio above 1 to 1 for the same period last year.

New orders received in the second quarter of this year reflected the general conditions of end-markets and the major manufacturers supplying these markets. Only the Company's line of transient voltage suppressors (TVS) showed sequential growth in terms of new orders during the three months ended August 2, 1998. The most dramatic sequential decline in new orders was for the Company's line of ATE circuits.


COSTS AND EXPENSES -

COST OF GOODS SOLD -

Gross profit margin as a percentage of net sales was 46% in the second quarter of fiscal year 1999, compared to 47% in the second quarter of fiscal 1998. For the first six months of fiscal year 1999 and 1998, profit margin as a percentage of net sales was 48% and 47%, respectively.

The decline in gross margin was attributed to a sequential drop in overall net sales and a large decline in sales of ATE components. ATE components generate gross margins that are higher than the overall corporate average. Declines in gross margin associated with lower revenue levels and ATE sales where only partially offset by increased sales of higher margin TVS products and ongoing cost-cutting measurers. Future gross margin performance will be affected by product mix, productivity levels and price changes. Average selling prices, capacity utilization and shipment rates for new products will continue to have the most significant impact on margins.

OPERATING EXPENSES -

Fiscal year 1999 operating costs and expenses were at 42% of net sales in the second quarter and 34% of net sales in the first half of the year. Operating expenses were 25% of net sales in both the second quarter and first six months of fiscal year 1998.

Included in fiscal year 1999 operating costs and expenses is a one-time restructuring charge of $2,502,000 taken during the second quarter and acquisition costs of $255,000 taken in the first quarter. The restructuring charge was for the consolidation of certain manufacturing capacity and the acquisition costs related to the merger with Acapella Limited. Operating costs and expenses as a percentage of net sales prior to these one-time charges were at more moderate levels, but higher than prior year levels due to increased spending in research, development, strategic marketing and administrative functions.

The restructuring charge taken during the second quarter of fiscal year 1999 included the elimination of 60 manufacturing positions and the transition of all commercial integrated circuit production to the Company's Santa Clara, California wafer fabrication facility and to outside wafer foundries. The Company's Corpus Christi, Texas facility is now solely dedicated to producing wafers for the transient voltage suppressor (TVS) product line. As a result of these steps, the Company's long-term operating model is expected to be benefited through improved internal fab utilization, a reduction in capital spending for wafer fabrication capacity, and the ability to take advantage of advanced processes at outside foundries.

Semtech has invested heavily over the last twenty-four months in technical talent and equipment needed to support ongoing research and development of new products. The Company now has dedicated design centers in California, North Carolina and Scotland. Cost associated with development efforts are expected to continue to increase in terms of absolute dollars and as a percentage of sales. Expenses related to sales, marketing, general and administrative are also expected to increase, but at a less significant rate.

OTHER -

Net interest and other income for the second quarter of fiscal year 1999 was $199,000. For the second quarter of fiscal 1998, net interest and other income was $87,000. For the first half of fiscal year 1999 and 1998, the Company had net interest and other income of $370,000 and $128,000, respectively. Other income and expenses for all periods is primarily interest income.

PROVISION FOR TAXES -

The effective tax rate for the second quarters and first six months of fiscal years 1999 and 1998 was approximately 33%.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

    11.1 -Computation of per share earnings - See Note 4 of Notes to Consolidated Condensed Financial Statements.

    27   -Financial Data Schedule, Article 5

(b) Reports on Form 8-K

    The Company filed a report on Form 8-K on March 3, 1998 for the registration of stock issued in connection with a stock split in the form of a 100% stock dividend.

    A report on Form 8-K was filed on July 8, 1998 in connection with a press release that sighted weaker demand that was effecting second quarter results.

    A report on Form 8-K was filed on July 16, 1998 to register a stockholder protection agreement that was adopted by Company's Board of Directors and approved by stockholders.

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


                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: September 15, 1998               /s/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       Chairman of the Board and
                                       Chief Executive Officer


Date: September 15, 1998               /s/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary