Form 10-Q
period 1998-11-01
SEMTECH CORP
filed 1998-12-16
CIK 88941

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 ____________



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                 ____________



For Quarter Ended November 1, 1998               Commission File Number 1-6395
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

                         Yes    X        No
                              -----          ------



Number of shares of Common Stock, $0.01 par value, outstanding at November 1, 1998: 14,734,625.
       ----------

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of November 1, 1998, and the results of their operations and their cash flows for the three months and nine months then ended.

                                 SEMTECH CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURES)
                                  (Unaudited)



                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                   -------------------------------------   -------------------------------------
                                                   NOVEMBER 1, 1998    November 2, 1997    NOVEMBER 1, 1998    November 2, 1997
--------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                    $28,535             $26,533             $83,608             $74,266
Cost of Sales                                                 14,747              13,743              43,517              39,209
                                                             -------             -------             -------             -------
Gross Profit                                                  13,788              12,790              40,091              35,057
                                                             -------             -------             -------             -------
Operating costs and expenses:
Selling, general and administrative                            5,147               4,246              14,728              12,293
Product development and engineering                            3,689               2,367               9,954               6,438
Restructuring charge                                               -                   -               2,502                   -
Acquisition costs                                                  -               1,210                 255               1,210
                                                             -------             -------             -------             -------
Total operating costs and expenses                             8,836               7,823              27,439              19,941
                                                             -------             -------             -------             -------
Operating Income                                               4,952               4,967              12,652              15,116
Interest and other income, net                                   182                 113                 552                 241
                                                             -------             -------             -------             -------
Income before taxes                                            5,134               5,080              13,204              15,357
Provision for taxes                                            1,715               1,690               4,410               5,134
                                                             -------             -------             -------             -------
NET INCOME                                                   $ 3,419             $ 3,390             $ 8,794             $10,223
                                                             =======             =======             =======             =======
Earnings per share:
Net income per share-
Basic                                                        $  0.23             $  0.24             $  0.60             $  0.73
Diluted                                                      $  0.22             $  0.22             $  0.56             $  0.68

Weighted average number of shares -
Basic                                                         14,695              14,067              14,566              13,918
Diluted                                                       15,663              15,413              15,631              15,051

                                  SEMTECH CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT FOR PER SHARE FIGURE)

                                                                          November 1,          February 1,
                                                                             1998                 1998
                                                                          (Unaudited)
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                    $29,027               $18,808
Temporary investments                                                          1,006                 1,852
Receivables, less allowances                                                  15,639                13,722
Inventories                                                                   18,112                17,020
Other current assets                                                           1,059                   956
Deferred income taxes                                                          1,535                 1,395
                                                                             -------               -------
Total current assets                                                          66,378                53,753

Property, plant and equipment, net                                            12,809                12,805

Other assets                                                                     149                   157

Deferred income taxes                                                            597                   420
                                                                             -------               -------

TOTAL ASSETS                                                                 $79,933               $67,135
                                                                             =======               =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                               4,813                 5,241
Accrued liabilities                                                            4,336                 4,459
Income taxes payable                                                           1,073                 1,020
Other current liabilities                                                      2,064                 1,721
                                                                             -------               -------
Total current liabilities                                                     12,286                12,441

Other long-term liabilities                                                       52                    33
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value, 40,000,000
shares authorized                                                                149                   142
Additional paid-in capital                                                    22,277                18,406
Retained earnings                                                             45,381                36,332
Accumulated other comprehensive income                                          (212)                 (219)
                                                                             -------               -------
Total shareholders' equity                                                    67,595                54,661
                                                                             -------               -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $79,933               $67,135
                                                                             =======               =======

                                 SEMTECH CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                  (Unaudited)



                                                                                           For the Nine Months Ended
                                                                                           -------------------------
                                                                                  November 1,                   November 2,
                                                                                     1998                          1997
                                                                                  -----------                   -----------
Cash flows from operating activities -
  Net income                                                                                  $ 8,794                  $10,223
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                               2,775                    1,980
    Deferred income taxes                                                                        (317)                    (271)
    Loss on disposition of assets                                                               1,763                        -
  Changes in assets and liabilities :
    Receivables                                                                                (1,917)                  (4,174)
    Income taxes refundable                                                                         -                       68
    Inventories                                                                                (1,092)                  (1,816)
    Other assets                                                                                  (95)                     226
    Accounts payable and accrued liabilities                                                     (551)                     988
    Income taxes payable                                                                        1,878                      391
    Other current liabilities                                                                     343                    2,679
                                                                                              -------                  -------
      Net cash provided by operating activities                                                11,581                   10,294
                                                                                              -------                  -------
Cash flows from investing activities -
  Temporary investments                                                                           846                     (706)
  Additions to property, plant and equipment                                                   (4,542)                  (4,075)
                                                                                              -------                  -------
      Net cash used by investing activities                                                    (3,696)                  (4,781)
                                                                                              -------                  -------
Cash flows from financing activities -
  Repayment of debt                                                                                 -                   (1,026)
  Exercise of stock options                                                                     1,735                    1,609
  Other long-term liabilities                                                                      19                     (259)
  Other                                                                                           573                        -
                                                                                              -------                  -------
      Net cash provided by financing activities                                                 2,327                      324
                                                                                              -------                  -------
Effect of exchange rate changes on cash                                                             7                      132
Net increase in cash and cash equivalents                                                      10,219                    5,969
Cash and cash equivalents at beginning of period                                               18,808                    9,439
                                                                                              -------                  -------
Cash and cash equivalents at end of period                                                    $29,027                  $15,408
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

The acquisition of Acapella was accounted for as a pooling of interests in accordance with APB Opinion No. 16 and related Securities and Exchange Commission pronouncements. Acapella's financial position and results of operations prior to the nine months ended November 1, 1998 were immaterial in relation to Semtech's overall results. Therefore, the effect of the merger prior to February 1, 1998 has been adjusted to retained earnings. The consolidated balance sheet at November 1, 1998 as well as the consolidated statements of income and cash flow for the three and nine months ended November 1, 1998 include the results of Acapella.

2. RESTRUCTURING CHARGE
-----------------------

A restructuring charge in the amount of $2,502,000 was taken during the quarter ended August 2, 1998 for the consolidation of certain manufacturing capacity and the writedown of related inventory. Approximately $138,000 of the restructuring charge resulted in cash outlays for severance payments. The remaining portion resulted from writedown of production equipment and legacy product line inventories. As of November 1, 1998, all restructuring activities where complete.

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

3. SEGMENT REPORTING
--------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement, which is effective for all reporting periods beginning in fiscal 1999, redefines the way publicly held companies report information about segments. The Company is currently in the process of determining the appropriate business unit structure for reporting in accordance with SFAS No. 131.

4. EARNINGS PER SHARE
---------------------

The consolidated condensed financial statements are presented in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the incremental shares issuable upon the assumed exercise of stock options.


                                     Three Months Ended                             Nine Months Ended
                              ---------------------------------            ------------------------------------
                               November 1,            November 2,            November 1,            November 2,
                                  1998                   1997                   1998                   1997
                               ----------             ----------             ----------             ----------
Basic                          14,695,000             14,067,000             14,566,000             13,918,000
                               ==========             ==========             ==========             ==========
Diluted                        15,663,000             15,413,000             15,631,000             15,051,000
                               ==========             ==========             ==========             ==========


Options to purchase 1,621,000 and 1,890,000 shares were not included in the computation of third quarter and year-to-date diluted net income per share for fiscal 1999, respectively, because such options were considered anti-dilutive. For the third quarter and first nine months of fiscal 1998, options for 218,000 and 33,000 shares, respectively, were not included in the computation because such options were anti-dilutive.

5. COMPREHENSIVE INCOME
-----------------------

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

                                               Three Months Ended                         Nine Months Ended
                                    ----------------------------------------   ---------------------------------------
                                        November 1,          November 2,          November 1,          November 2,
                                           1998                  1997                 1998                 1997
                                    -------------------   ------------------   ------------------   ------------------
Net Income                                      $3,419                $3,390               $8,794              $10,223
Change in foreign
currency translation                                (6)                   81                    7                  132
                                                ------                ------              -------              -------
Comprehensive Income                            $3,413                $3,471               $8,801              $10,355
                                                ======                ======               ======              =======


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

7. LONG-TERM DEBT
-----------------

As of November 1, 1998, the Company had no long-term debt.

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


                                       Raw             Work in          Finished          Total
(thousands)                          Materials         Process            Goods
--------------------------------------------------------------------------------------------------
NOVEMBER 1, 1998
Gross inventories                        $2,112          $10,558          $ 9,318          $21,988
Total reserves                             (442)          (1,266)          (2,168)          (3,876)
                                         ------          -------          -------          -------
 Net inventories                         $1,670          $ 9,292          $ 7,150          $18,112
                                         ======          =======          =======          =======
February 1, 1998
Gross inventories                        $2,639          $11,261          $ 6,894          $20,794
Total reserves                             (329)          (1,069)          (2,376)          (3,774)
                                         ------          -------          -------          -------
 Net inventories                         $2,310          $10,192          $ 4,518          $17,020
                                         ======          =======          =======          =======

9. Line of Credit
-----------------

In August of 1998 the Company agreed to a new credit arrangement with a financial institution for borrowings up to $20,000,000 at an interest rate of 30 day commercial paper plus 2.2 percent that is available through August 2000.
The line of credit consist of two parts, the first facility being a $10,000,000 line of credit for working capital needs and the second facility being a reducing revolver loan for equipment acquisitions. The available amount under the reducing revolver loan declines in equal increments over 84 months. As of November 1, 1998, the Company had $9,761,905 available under the reducing revolver portion. The arrangement is collateralized by the Company's domestic assets and contains provisions regarding current ratios, debt to worth, and net worth. As of November 1, 1998, the Company had no borrowings outstanding under this credit facility.

10. SIGNIFICANT CUSTOMERS
-------------------------

For the three months and nine months ended November 1, 1998 and November 2, 1997, no one customer accounted for 10% or more of the Company's net sales.

11. Legal Matters
-----------------

The Company is involved in certain legal matters, which are routine to the nature of its business. In one specific case, the Company is a defendant in a complaint filed by a competitor regarding the recruitment of personnel. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

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

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------


     (l)  Material Changes in Financial Condition
          ---------------------------------------

     On November 1, 1998, Semtech Corporation (the Company) had working capital of $54,092,000, compared with $41,312,000 at February 1, 1998 - an increase of $12,780,000. The ratio of current assets to current liabilities at November 1, 1998, was 5.4 to 1, compared to 4.3 to 1 at February 1, 1998. The increase was primarily due to increases in cash, inventories and receivables.

     In the first nine months of fiscal year 1999, the Company generated $10,219,000 of cash and cash equivalents. The increase in cash and cash equivalents was due to the Company's profitability during the period and was only partially offset by cash outlays for inventory, capital equipment, increased accounts receivable and year-end supplemental compensation relating to the prior fiscal year. Operating cash flow for the nine months ended November 1, 1998 was a positive $11,581,000. During the first nine months of fiscal 1999, the Company used cash of $4,542,000 to pay for capital equipment.

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


     (2)  Material Changes in Results of Operations
          -----------------------------------------

     The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Income for the three month and nine month periods ended November 1, 1998 and November 2, 1997.

     THREE MONTH AND NINE MONTH PERIODS ENDED NOVEMBER 1, 1998 COMPARED WITH THE
     ---------------------------------------------------------------------------
     THREE MONTH AND NINE MONTH PERIODS ENDED NOVEMBER 2, 1997:
     ----------------------------------------------------------

     INDUSTRY TRENDS AND OUTLOOK -

     During the third quarter of fiscal year 1999, Semtech experienced a significant increase in demand over second quarter levels, primary as a result of strength in the computer and communication markets. During the second quarter of fiscal year 1999, Semtech experienced weak market conditions for certain of its main commercial product lines. This weakness was due primarily to concerns over excess inventory by major computer manufacturers, a significant drop in production rates of automated test equipment (ATE) and general concerns over the Asian region's economic condition.

     The Company has benefited from the fundamental shift to lower operating voltages in newer electronic systems, demand for increased bandwidth in communication, and the overall need for certain analog-based functions. In addition to technical factors, unit demand increases for electronics in general have benefited the sales of all products. Future growth by the Company will remain dependent on market conditions, economic factors, the ability to introduce new products and increased operating efficiencies.

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

     The semiconductor equipment market, which includes automated test equipment, is very cyclical. During the second quarter of fiscal 1999, the Company witnessed a significant decline in demand from its ATE customers. Increased order rates in the third quarter of fiscal 1999 may represent the beginning of a rebound in the ATE market. Despite the general decline in ATE-related demand over the last six months, the Company believes that the test market still holds long-term growth potential. The Company's ATE business unit has introduced many new products specially designed for test applications, and in doing so has gained market share from competing suppliers.

     The Company has witnessed a continued move towards a "build-to-order" model at many of its OEM customers. As a result, the Company increasingly relies on turns-fill orders (orders received and shipped in the same quarter) in each quarter in order to achieve revenue objectives. Semtech generally has only 60-90 days visibility of future period shipments. Turns-fill orders for the third quarter of fiscal year 1999 were 34% of net sales. Turns-fill orders were 22% and 35% of net sales in the second and first quarters on fiscal 1999, respectively. Turns-fill orders for the third quarter of last fiscal year were 36% of net sales.

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

     NET SALES -

     Net sales for the third quarter of fiscal 1999 were $28,535,000 compared to $26,533,000 in the third quarter of fiscal 1998, an increase of 8%. Net sales for the nine months ended November 1, 1998 were $83,608,000 compared to $74,266,000 in the comparable period ended November 2, 1997. Net sales for the third quarter where 12% higher than net sales for the second quarter of fiscal 1999. Net sales for the second quarter were down 14% from net sales for the first quarter of fiscal year 1999.

     End-market applications for the Company's products sold during the third quarter of fiscal 1999 are estimated to be 48% computer, 21% communications, 17% industrial (which includes ATE), 7% military/aerospace and 7% foundry sales. For the prior year's third quarter, end-market applications were estimated to be 46% computer, 15% communications, 20% industrial (which includes ATE), 14% military/aerospace and 5% foundry. On a year-over-year basis, the largest gains were in communications and ATE (included in industrial) applications and the largest decline was in foundry sales. A significant amount of the overall rebound in demand in the third quarter of fiscal 1999 was because of computer and communication applications, including those for desktop, server and laptop computer systems.

     Geographically, sales for the third quarter of fiscal 1999 were approximately 42% domestic, 46% to Asian-Pacific and 12% to European customers. For the third quarter of last fiscal year, domestic sales were 53% of net sales, Asia was 32% and Europe was 15%. Sales to Asian customers grew both on a sequentially and year-over-year basis due to increased shipments to subcontractors and foreign subsidiaries of major United States-based manufacturers. The Company estimates that more than two-thirds of all shipments made into Asia are eventually exported out of the region in finished products.

     New orders received during the third quarter of fiscal year 1999 were more than net shipments, resulting in a book-to-bill ratio of more than 1 to 1. For the first nine months of fiscal year 1999, the Company had a book-to-bill ratio just below 1 to 1, largely due to very weak order rates during the second quarter. The book-to-bill ratio for the comparable three and nine month periods of last fiscal year where both above 1 to 1.

     New orders received in the third quarter of this year reflected the strength in demand for computer and communications systems. The Company's power management and protection (including transient voltage suppressors) product lines most benefited from the improved demand from computer and communication customers. The most dramatic sequential increase (as a relative percentage) in new orders was for the Company's line of ATE circuits. The sequential increase in ATE orders is largely due to the low order rates in the prior quarter due to extremely weak ATE market conditions.


     COSTS AND EXPENSES -

     COST OF GOODS SOLD -

     Gross profit margin as a percentage of net sales was 48% in the third quarter of fiscal year 1999, consistent with the third quarter of fiscal 1998. For the first nine months of fiscal year 1999 and 1998, profit margin as a percentage of net sales was 48% and 47%, respectively.

     Gross profit margin was 46% in the second quarter of fiscal year 1999, which represented a drop from the prior quarter's levels. The second quarter decline in gross margin was attributed to a sequential drop in overall net sales and a large decline in sales of ATE components. The rebound in gross profit margin for the third quarter of fiscal 1999 was related to the sequential increase in sales and continued growth of revenue from higher-margin new products.

     Future gross margin performance will be affected by product mix, productivity levels and price changes. Average selling prices, capacity utilization and shipment rates for new products will continue to have the most significant impact on margins.


     OPERATING EXPENSES -

     Fiscal year 1999 operating costs and expenses were at 31% of net sales in the third quarter and 33% of net sales in the first nine months of the year. Operating expenses were 29% and 28% of net sales in the third quarter and first nine months of fiscal year 1998, respectively.

     Fiscal year 1999 operating costs and expenses includes a one-time restructuring charge of $2,502,000 expensed during the second quarter of fiscal 1999 and acquisition costs of $255,000 taken in the first quarter of fiscal 1999. The restructuring charge was for the consolidation of certain manufacturing capacity and the acquisition costs related to the merger with Acapella Limited.

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

     The Company has increasingly used outside foundry relationships for fabricating wafers. As of the end of the third quarter of fiscal year 1999, the Company estimates that 25% of net sales are supported by outside foundries and 75% by internal (Company-owned). Over the next two years, the Company expects the balance between the utilization of outside and internal foundry capacity to be equal at around 50% each.

     Over the last twenty-four months Semtech has invested heavily in technical talent and equipment needed to support ongoing research and development of new products. The Company has dedicated design centers in California, North Carolina, Scotland and England. Cost associated with development efforts are expected to continue to increase in terms of absolute dollars and as a percentage of sales. Expenses related to sales, marketing, general and administrative are also expected to increase, but at a less significant rate.

     OTHER -

     Net interest and other income for the third quarter of fiscal year 1999 was $182,000. For the third quarter of fiscal 1998, net interest and other income was $113,000. For the three quarters of fiscal year 1999 and 1998, the Company had net interest and other income of $552,000 and $241,000, respectively. Other income for all periods is primarily interest income.

     PROVISION FOR TAXES -

     The effective tax rate for the third quarters and first nine months of fiscal years 1999 and 1998 was approximately 33%.

     NET INCOME PER SHARE -

     Net income per diluted share was $0.22 for three months ended November 1, 1998 and November 2, 1997. Net income per diluted share for the first nine months of fiscal 1999 and fiscal 1998 where $0.56 and $0.68, respectively. The calculation for net income per diluted share incorporates the incremental shares issuable upon the assumed exercise of stock options (if dilutive) and is affected by the market price of the Company's common stock. Likewise, an increase in the price of the Company's common stock will increase the dilutive effect of stock options.


     YEAR 2000 COMPLIANCE -

     A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000 these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

     Semtech has initiated a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on Semtech's operations as a result of the century change. Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to December 1999. Semtech intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program.

     Semtech's computer system interfaces with the computers and technology of different companies, including those of foreign companies. The Company considers the Year 2000 readiness of its foreign customers and vendors of particular importance given the general concern that the computer systems abroad may not be as prepared as those in domestic operations to handle the century change. As part of its Year 2000 compliance program, Semtech intends to contact its significant vendors and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. The Company plans to have all Year 2000 compliance initial testing and any necessary conversions completed by December 1999.

     Historically, Semtech has not incurred any significant costs to reprogram, replace and test its information and non-information technology systems for Year 2000 compliance. The costs associated with Semtech's Year 2000 compliance efforts will be incurred during the remainder of 1998 and throughout 1999. Semtech estimates the costs of the efforts will be between $100,000 and $150,000 over the life of the project; though such expenditures may increase materially following testing of non-information technology systems and the evaluation of the Year 2000 compliance status of integral third party vendors and customers. Costs incurred in connection with Year 2000 compliance efforts will be expensed as incurred.

     Semtech currently anticipates that its information technology and non-information technology systems will be Year 2000 compliant before January 1, 2000, though no assurances can be given that compliance testing will not detect unanticipated problems. Furthermore, the Company does not yet know the Year 2000 compliance status of all of its integral third parties and is therefore currently unable to assess the likelihood or the risk associated with third party system failures. However, a system failure by any of Semtech's significant customers or vendors could have a material adverse effect on the Company's operations.

     The Company believes that the most reasonably likely worst case scenario resulting from the century change could be the inability to produce and ship products at current rates for an indeterminable period of time, which could have a material adverse effect on the results of operations and liquidity.

     Semtech intends to develop contingency plans to handle a Year 2000 system failure experienced by its information and non-information technology systems and to handle any necessary interactions with the computers and technology of any integral non-complying third party.


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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: December 16, 1998                /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       Chairman of the Board and
                                       Chief Executive Officer



Date: December 16, 1998                /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary