Form 10-K405
period 1999-01-31
SEMTECH CORP
filed 1999-04-30
CIK 88941

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 1999

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

Aggregate market value of voting stock held by non affiliates of the registrant as of April 16, 1999 was $495,615,404 and the market price of the Registrant's stock was $32.9375 per share. The number of shares outstanding of the Registrant's common stock was 15,047,147 at April 16, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant's annual meeting of shareholders on June 10, 1999.

This report on Form 10-K contains a total of 48 pages.

                              SEMTECH CORPORATION
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED JANUARY 31, 1999





                                     PART I

                                                                          Page
                                                                          -----
Item 1       Business                                                       2
Item 2       Properties                                                    12
Item 3       Legal Proceedings                                             12
Item 4       Submission of Matters to a Vote of Security Holders           13



                                    PART II



Item 5       Market for the Registrant's Common Equity and
             Related Shareholder Matters                                   14
Item 6       Selected Financial Data                                       14
Item 7       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           14
Item 7A      Quantitative and Qualitative Disclosures About
             Market Risks                                                  20
Item 8       Financial Statements and Supplementary Data                   22
Item 9       Changes in or Disagreements with Accountants on
             Accounting and Financial Disclosure                           38



                                   PART III


Item 10      Directors and Executive Officers of the Registrant           38
Item 11      Executive Compensation                                       39
Item 12      Security Ownership of Certain Beneficial Owners and
             Management                                                   39
Item 13      Certain Relationships and Related Transactions               39


                                    PART IV


Item 14      Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                  40
             Signatures                                                   42

                                    PART I
                                    ------

ITEM 1.   BUSINESS

General
Semtech Corporation (Semtech or the Company) was incorporated in 1960 in Delaware and the Company's initial public offering was in 1967. The Company's principal executive offices are located at 652 Mitchell Road, Newbury Park, California.

Semtech designs, manufactures and markets a wide range of analog and mixed-signal semiconductors, including Standard Semiconductor Products, Rectifier and Assembly Products and Other Products. The Company's devices are used in a variety of applications including computer, communications, industrial, military-aerospace and automotive. The Company also provides a limited amount of wafer foundry services to other electronic component manufacturers.

Acquisition

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

The acquisition of Acapella was accounted for as a pooling of interests in accordance with APB Opinion No. 16 and related Securities and Exchange Commission pronouncements. Acapella's financial position and results of operations prior to fiscal year 1999 were immaterial in relation to Semtech's overall financial position or results of operations. Therefore, the effect of the merger prior to February 1, 1998 has been adjusted to retained earnings.
The consolidated balance sheet at January 31, 1999 as well as the consolidated statements of income and cash flows for the twelve months ended January 31, 1999 include the results of Acapella. Merger related costs of $255,000 associated with the Company's acquisition of Acapella are reflected in Semtech's net income.

Industry

Analog semiconductors condition and regulate "real world" functions, which is in contrast to digital circuits that compute and process information. Mixed-signal devices incorporate both analog and digital functions into a signal chip.
Analog and analog-rich mixed-signal circuits provide the ability for digital electronics to interface with the outside world. Such real world functions as temperature, speed, sound and electrical current all behave in a continuous manner, which is in contrast to digital circuit's on's and off's (expressed in binary code as 1's and 0's). Analog and mixed-signal devices play the important role of managing these real world functions and bridging the gap with digital electronics.

Semtech has strategically focused on designing and manufacturing "high-performance" analog and mixed-signal semiconductors for solving power management, protection, communications and interface issues. As digital-based electronic systems continue to increase in performance, such systems require more complex analog solutions. "High-performance" analog and mixed-signal refers to devices that have advanced features and superior performance over widely available, "commodity" circuits.

Several key industry trends that the Company has focused on include the continued move to lower operating voltages, increased bandwidths and communication interface speeds, portability, and the overall increase in the use of personal computers, cellular phones, and consumer and commercial electronics.

The market for analog and mixed-signal semiconductors is unique in comparison to the market for digital semiconductors. The analog and mixed-signal industries are characterized by fragmented end-market segments, significantly less capital intensive than the digital industry, longer product life cycles, and greater dependence on design and applications talent. Analog semiconductor manufacturers tend to be less dependent than digital producers on state of the art production equipment. Analog, conversely, relies more heavily on design and applications talent to distinguish its products.

While general trends within the commercial semiconductor industry have benefited the Company, the focus on providing power management and protection solutions for computer and communication systems and the demand from ATE customers were the most significant reasons for Semtech's growth in fiscal 1999. Despite the success achieved, the market for the Company's products and the markets for the end-systems they are sold into remain very competitive.

Applications

End market applications for the Company's products sold during fiscal 1999 are estimated to be 45% computer, 20% communications, 20% industrial (which includes automated test equipment), 9% military/aerospace and 6% foundry sales. Use of the Company's line of voltage regulators in powering microprocessors and the company's line of ATE circuits represented the two largest end product applications in fiscal year 1999. Other specific product applications include servers, computer add-on cards, printers, cellular phone base stations, cellular phone handsets, portable devices, factory automation systems, medical equipment, automotive sub-systems, and defense and aviation electronics.

Products

The following is a description of the Company's main product segments:

Standard Semiconductor Products. Included in Standard Semiconductor Products are integrated circuits (ICs) and discrete components designed for use in standard industry applications.

Integrated circuits combine multiple "discrete" functions into a single silicon chip. Increased performance and reliability is accomplished by integrating more functions on to a single device. Discrete semiconductors perform a single function, which is in contrast to integrated circuits that perform multiple functions within the inner workings of the device. Discrete components usually have unique characteristics that require them to be a standalone function rather than part of an integrated circuit. Standard Semiconductor Products are sold to customers in the computer, communications and industrial markets. Described below are the main standard product lines.

Power Management Circuits.  The main product types within the power management
-------------------------
product line are linear and switching voltage regulators. Switching regulators are designed for use in step-down applications requiring accurate output voltages over combined variations of line, load and temperature. These products greatly simplify switching power supply design. Linear voltage regulators are monolithic integrated circuits designed for use in applications requiring a well regulated output voltage. The primary application for these products is power regulation for computer and communications systems.

Automated Test Equipment (ATE) Circuits.  Semtech designs and markets a wide
---------------------------------------
variety of pin electronics, timing, clock distribution and parametric measurement products for use in ATE instrumentation applications. These circuits utilize advanced analog and mixed-signal design and process techniques. In addition to a large selection of standard products, the Company has the capability to develop circuits customized to meet specific ATE applications. Automated test equipment systems are used by electronic component manufacturers in the testing of their finished devices.

Transient Voltage Suppressors (TVS).  Transient voltage suppressors provide
-----------------------------------
protection for AC signals and DC signals and have many protection applications where large voltage transients can permanently damage voltage-sensitive components. Transient voltage suppressors prevent system degradation from electrostatic discharge generated by the human body. Specific applications are found in computer, data communications, telecommunications, industrial, military and aerospace markets.

Advanced Communication Circuits. The Company's wholly owned subsidiary, Acapella
-------------------------------
Limited, designs and markets a line of advanced communication ICs. The circuits are designed for transmission and receiving signals over fiber optic lines. Advanced communication ICs are used for local and wide area network applications.

Rectifier and Assembly Products. Rectifiers and assemblies are older-technology products that are principally sold into the military and aerospace markets.

Rectifiers. The Company has several different categories of silicon rectifiers,
----------
which are primarily used to convert alternating current to direct current. General use silicon rectifiers are primarily used to convert alternating current to direct current necessary for instruments, power supplies, small appliances and control equipment. These products are sold to military, aerospace and medical equipment customers.

Assemblies.  An assembly is a package of rectifiers of one or more types encased
----------
in epoxy or silicon by various molding techniques, constituting one or more basic rectifier circuits. The Company manufactures assemblies as catalog items and for special customer requirements. Assemblies are used for military, aerospace and other specialized applications.

Other Products. Semtech produces and sells Other Products, as detailed below.

Custom and Application Specific Circuits. Other custom and application specific
----------------------------------------
integrated circuits (ASICs) include a wide variety of customer and application-specific devices. Technical applications for these products include sensory, power and interface functions. The end markets for these products include industrial, consumer, and automotive.

Foundry Wafers. Semtech supplies wafers that it fabricates for other
--------------
semiconductor manufacturers. Much of the processed silicon currently sold goes into applications in the computer, automotive and industrial markets.

Manufacturing Capabilities

The Company has manufacturing facilities in California, Texas, Mexico and Scotland. The Company's commercial IC production facilities are located in Santa Clara, California. Discrete wafer fabrication, testing, probe and some assembly activity are performed in Newbury Park, California. The San Diego, California location serves as the headquarters for the Company's ATE Division, Edge Semiconductor. Design, applications, sales, and other administrative activities related to the ATE business segment are conducted at this location. The Company's Reynosa, Mexico facility provides relatively low cost assembly and test capabilities for supporting military and legacy products and the Glenrothes, Scotland facility provides value-added manufacturing capabilities for serving the European markets.

The Company fabricates a majority of its products from basic materials (principally silicon, ceramic materials, metals and plastics), all of which are available from a number of suppliers. Semtech supports approximately 75% of its end products with wafers that are fabricated internally. Outside foundries are used for the remaining 25% of fabrication capacity. As of the end of fiscal year 1999, the Company estimates that it is utilizing approximately 65% of its internal wafer fabrication capacity. All of the Company's ATE circuits, advanced communication ICs and a percentage of power management products are fabricated at outside foundries.

Contractual agreements exist with each of the outside foundries. With expansion into higher-end communication product lines and higher-performance devices, it is expected that the Company will increase, as a percentage of the total, the amount of outside foundries used to support certain product lines. The Company expects to reach a balance of approximately 50% internal and 50% external wafer sourcing over the next two years. While Semtech has good working relationships with the foundries used, any involuntary termination of the relationships would effect the Company's ability to produce certain products.

The Company utilizes subcontractors in Taiwan, Malaysia and the Philippines to assemble high-volume commercial product lines. While the Company currently has adequate capacity with these subcontractors, a reduction in available capacity could negatively impact operating results in the short-term.

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

Customers, Sales Data and Backlog

Approximately 2,000 customers purchased the Company's products during the fiscal year ended January 31, 1999. No one customer accounted for 10% or more of the Company's net sales in fiscal years 1999, 1998 or 1997. Customers that buy the Company's products include major computer and peripheral manufacturers and their sub-contractors, automated test system manufacturers, communications equipment producers (both data-communication and tele-communication), and a variety of both large and small companies serving the industrial, automotive, aerospace and military markets. During fiscal year 1999, Semtech further diversified its customer base and broadened end-product applications.

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

Foreign sales, defined as customers located outside of the United States, during the fiscal year ended January 31, 1999 were approximately 53% of net sales. During fiscal years 1998 and 1997, foreign sales were 45% and 43%, respectively, of net sales. A significant portion of the sales in fiscal 1998 were to customers located in the Asian-Pacific region. Sales to customers in this region were approximately 41% of net sales in fiscal year 1999. While a large percentage of the Company's sales are made to Asian-based customers, it is estimated that approximately two-thirds of those sales are to customers that eventually export the finished product back to North American and European markets. Sales to Japanese and Korean customers, which are included in the Asian-Pacific regions sales figures, were approximately 4% and 7% of net sales in fiscal year 1999, respectively.

The Company's backlog of orders as of the end of the last three fiscal years 1999, 1998, and 1997 was approximately $33.2 million, $32.5 million and $24.7 million, respectively. A majority of the backlog is deliverable within six months; experience has shown that short-delivery lead times are required by most customers. A backlog analysis at any given time gives little indication of future business except on a short-term basis, principally within the next three months. The Company does not have any significant contracts with its customers calling for shipments over a period of more than 18 months.

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

Sales made directly to original equipment manufacturers (OEMs) in fiscal year 1999 were approximately 80% of net sales and the remaining 20% of net sales were made through independent distributors. The percentage of sales made directly to OEMs has increased in the last four fiscal years as the Company sells directly to large strategic customers and as the contribution from the ATE Division, which only has direct sales, has increased.

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

In fiscal year 1996, the Company began to invest heavily in design and applications intended to aid the introduction of new products. The Company now has dedicated design centers in Santa Clara, California, Raleigh, North Carolina, Glasgow, Scotland, and Southampton, England. In addition, dedicated ATE circuit design occurs at the San Diego location and TVS product design occurs at the Company's Newbury Park headquarters. In the first quarter of fiscal year 1999, Semtech opened its newest design center, located in Raleigh,

North Carolina. This location was set-up to attract available design talent from the surrounding area and to develop working relationships with strategic customers that have locations in the Raleigh area.

As of the end of fiscal year 1999, the Company employs 76 research and design employees, including 49 circuit designers. A majority of these individuals have senior-level expertise in the design and development of circuits targeted for use in power management, protection, ATE and communication applications. The Company intends to make further investment in research and development functions during the coming fiscal years. Additional headcount along with investment in design and development equipment and overall support of development efforts is the focus of such investment.

Competition

The semiconductor industry is highly competitive and the Company expects competitive pressures to continue. The Company is in direct and active competition, as to one or more of its product families, with at least thirty manufacturers of such products, of varying financial size and strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than the Company. The number of competitors has grown due to expansion of the market segments in which the Company participates. Semtech considers Linear Technology, Maxim Integrated Products, Harris Electronics, Analog Devices, National Semiconductor, ST Microelectronics and other companies of varying size to be competitors. Due to the fragmented nature of the analog semiconductor industry, the Company estimates that it has no more than 30% product overlap with any single one of the competitors identified.

Product life cycles in the semiconductor industry are generally short and characterized by decreasing unit selling prices over the life of a product. The Company believes that the portion of the semiconductor industry, which includes its military products, has matured and, accordingly, prices have begun to fluctuate with market conditions as these products act more like commodities. The Company has entered several growing commercial markets with products, which include transient voltage suppressors, DC to DC converters, voltage regulators and ATE circuits. While offering higher potential gross margins, these markets are extremely competitive.

The Company's ability to compete effectively and to expand its business will depend not only on efficiencies and economies in production and sales, but also on other factors such as whether it is successful in recruiting design and applications talent and introducing new products. Over the past six years, the Company has experienced improvements in productivity and product yields that have reduced manufacturing costs. It has also increased the rate of new product introductions. However, the Company still faces many potentially significant business risks such as new sources of competition, obsolescence or the loss of a major customer.

Patents and Licenses

Patents, licenses and other rights have not proven in the past to be significant to the Company's business. However, competition in the commercial marketplace has required that certain developed devices be protected by patents. The Company has pursued patent protection for certain devices. The Company intends to pursue such rights for future products that may require protection from use by competitors. At this time, the Company does not license patents. The Company is a licensee under patents of the Lemelson Medical, Education and Research Foundation which pertain to certain manufacturing processes.

Environmental Matters

The Company's manufacturing processes utilize several types of acids and, to a much lesser degree, solvents. All concentrated neutralized acids and precipitants are, to the best of the Company's knowledge, sent to appropriate reprocessing facilities. Extensive soil sampling and groundwater testing is performed to determine if any contamination exists on the Company's domestic sites. No evidence of contamination from these manufacturing processes requiring remedial action has been detected to date, except in Santa Clara where certain elements have been detected above the allowable levels. Monitoring wells are installed to allow for continued testing of potential future contamination, both on-site and from upstream sources.

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

Employees

As of January 31, 1999 the Company had 572 full-time employees, compared to 586 full-time employees at February 1, 1998. The slight decrease was due to reductions in manufacturing headcount that was partially offset by additions in the areas of design, applications and strategic marketing.

There has been generally an ample supply of production labor in the areas of the Company's manufacturing facilities. The Company has never had a work stoppage, and its domestic and European employees are not unionized. The Company's Mexican Maquiladora operation has unionized employees. Employee relations at the Mexican plant have been, and are, satisfactory. Competition for key design and application engineers is significant.

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


RISK FACTORS

Sole or Limited Sources of Supply. The Company obtains certain components and materials necessary for its manufacturing operations from a limited number of suppliers. The Company's reliance on a limited number of outside subcontractors for packaging and certain other tasks also involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of the Company's supply sources or subcontractors could delay shipments by the Company and could have a material adverse effect on the Company's business, financial condition and results of operations. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or any other circumstances that would require the Company to seek alternative sources of supply or to manufacture or package certain components internally would have a material adverse effect on the Company's business, financial condition and results of operations.

Protection of Know-How and Trade Secrets; Intellectual Property Claims. Few of the Company's products are protected by patents. The Company has, however, devoted significant resources to develop its current level of expertise, and believes that its integrated circuit design know-how and processes are valuable assets that have been and will continue to be important to the Company's business. The Company relies primarily on a combination of nondisclosure agreements and other contractual provisions, as well as the commitment to confidentiality and loyalty of its employees, to protect its know-how and processes. The failure of the Company to adequately protect its material know-how and processes could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the steps taken by the Company will be adequate to protect its proprietary rights or that a competitor will not independently develop know-how or processes similar or superior to those of the Company.

The semiconductor industry is characterized by frequent litigation regarding patent and intellectual property rights. Litigation, which could result in substantial cost to and diversion of resources from the Company, may be necessary to enforce intellectual property rights of the Company or to defend the Company against infringement claims.

Intense Competition. The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and design and other technological obsolescence. The Company competes with domestic and international semiconductor companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company expects continued competition from existing competitors as well as competition from new entrants in the semiconductor market. The ability of the Company to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including success in designing and manufacturing new products that implement new technologies, adequate sources of raw materials, protection of Company processes and know-how, maintaining high product quality and reliability, competitive pricing, efficient production, customer demand, success of competitors' products and general economic conditions. Increased competition could result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

Production Yield Fluctuations. The manufacture of semiconductor products is a highly complex and precise process. Defects in masks, impurities in the materials used, contamination of the manufacturing environment, equipment failure and other difficulties in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. Wafer yields can decline without warning, resulting in substantially higher product costs and inventory shortages. Yield problems may take substantial time to analyze and correct. While the Company has not experienced material fluctuations in production yields in the recent past, there can be no assurance that the Company will not experience production yield problems in the future, or that any problem of that type will not materially adversely affect the Company's business, financial condition and results of operations.

Rapid Technological Change. The business in which the Company is engaged is characterized by rapid technological change and new process technologies and enhancements. The Company's competitiveness and future success will depend in large part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced process technologies and to introduce them at competitive prices and on a timely and cost-effective basis. The success of the Company in developing, introducing, selling and supporting new and enhanced technologies depends upon a variety of factors including timely and efficient completion of process design and development, timely and efficient implementation of manufacturing processes, software development, and effective sales, marketing and customer service. The failure to successfully select, develop, manufacture and market new programs and products, or to enhance its existing technologies, could materially adversely affect the Company's business, financial condition and results of operations.

Volatility of Share Price. The trading prices of the Company's Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new programs and products by the Company or its competitors, price movements in other semiconductor or high technology stocks, indicators affecting the market for semiconductors or other factors. Those factors, as well as general economic, political and market conditions, may adversely affect the market price of the Common Stock.

Economic Down Turn In Markets; Overcapacity. The Company markets its products to industries including the telecommunications, consumer, aerospace and military, computers and peripherals and other industries. A downturn in any of the Company's markets, especially the consumer computer industry, could materially adversely affect the Company's business, financial condition and results of operations. In addition, current efforts being undertaken by companies in the semiconductor manufacturing industry to increase worldwide semiconductor manufacturing capacity could lead to general manufacturing overcapacity and to underutilization of the Company's manufacturing capacity. The Company's ability to achieve future revenue growth depends in significant part upon its ability to increase market and account penetration and to maintain current utilization levels of its manufacturing capacity. There can be no assurance that the Company will be able to maintain or expand its market share.

Customer Concentration. Historically, the Company has had significant customers, which individually accounted for more than 10% of consolidated revenues in certain quarters. The composition of the Company's largest customers has varied from year to year. The Company primarily conducts its sales on a purchase order basis, rather than pursuant to long-term supply contracts. The loss of any significant customer, any reduction in orders by any of the Company's significant customers, or the cancellation of a significant customer order, including reductions or cancellations due to customer departures from recent buying patterns, financial difficulties or acquisition by a third party of one or more significant customers, or market, economic or competitive conditions in the semiconductor industry or in industries that use the Company's customers' products, could materially adversely affect the Company's business, financial condition and results of operations.

International Sales and Trade. Sales to foreign customers accounted for approximately 53% of net revenues in the fiscal year ended January 31, 1999. International sales may increase in future years. International sales are subject to certain risks, including unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial conditions and results of operations. In addition, even though the majority of the Company's foreign sales are denominated in U.S. dollars, currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company by resulting in pricing that is not competitive with prices denominated in local currencies.

Environmental Regulations. The Company is subject to a variety of United States federal, state and local governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any of those regulations could require the Company to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If substantial additional expenses were incurred by the Company, product costs could significantly increase, thus materially adversely affecting the Company's business, financial condition and results of operations. The Company believes its use, storage, handling, discharge or disposal of such materials complies in all material respects with applicable governmental regulations and that it has obtained all material permits necessary to conduct its business. Any failure by the Company to comply with present or future environmental laws, rules and regulations could result in fines being imposed on the Company, suspension of production or cessation of operations, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Employees. The Company's future success depends in significant part upon the continued service of its technical, marketing and managerial personnel. The loss of the services of any of the Company's technical, marketing and managerial personnel could adversely affect the Company's business, financial condition and results of operations. The Company's future success also heavily depends on its continuing ability to attract and retain highly qualified technical, marketing and managerial personnel. Competition for qualified personnel is intense, particularly for personnel with expertise in the Company's areas of business. There can be no assurance that the Company will be able to retain its key managerial, marketing and technical employees or that it will be successful in attracting, assimilating or retaining other highly qualified technical, marketing and managerial personnel in the future.

Product Liability. Product liability claims may be asserted with respect to the Company's technology or products. Although the Company currently has product liability insurance, there can be no assurance that the Company has obtained sufficient insurance coverage, or that the Company will have sufficient resources, to satisfy any product liability claims.

Impact of Acquisition of Acapella Limited. The Company acquired Acapella on April 27, 1998 in exchange for approximately 176,000 shares. The acquisition was treated as a pooling-of-interests under generally accepted accounting principles. While the Company did an extensive due diligence investigation, the long-term impact of the acquisition on the Company, including the customers of Acapella and Semtech and their respective businesses, cannot be forecasted. In addition, there can be no assurance that Semtech can successfully manage, motivate and retain Acapella's employees over an extended period, who collectively constitute an important part of Acapella's value.

Year 2000 Compliance. Due to the known risk of computational errors with respect to computer systems utilizing dates after December 31, 1999, the Company is currently in the process of assessing its information technology infrastructure to prepare for any potential Year 2000 impact with its clients and suppliers. The Company does not expect the total costs needed for Year 2000 compliance to have a material impact on its results of operations or its financial position. Although the Company is committed to making its information technology infrastructure year 2000 compliant by December 1999, it is uncertain as to the extent its clients and suppliers may be affected by year 2000 issues that may cause disruptions in their businesses. In the event that any significant clients or suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

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

The Semtech Santa Clara subsidiary conducts its operations in two leased facilities within a city block of each other. One facility, which houses the wafer fab, contains 10,345 square feet of space. The lease on this facility extends until November 1999 at an average annual rental of approximately $248,000. Semtech Santa Clara's other facility, which houses design engineering, test and administration, contains 13,250 square feet. The lease on this facility extends until November 2000 at an average annual rental of approximately $135,000.

The Semtech Corpus Christi subsidiary leases approximately 44,000 square feet of floor space in Corpus Christi, Texas. The current lease extends through December 2001 at an average annual rental of approximately $120,000, plus applicable taxes and insurance. This facility contains a wafer fabrication line, production testing, and certain engineering functions.

The Company owns an approximately 22,000 square foot building on three and one-half acres of land in Reynosa, Mexico. This space is used to operate the Company's Mexican Maquiladora operation for assembly of certain of its rectifier assemblies and DC to DC converter module products.

The Company leases a 24,972 square foot building in San Diego, California, that extends through March 2004 at an annual rental of approximately $343,000, plus applicable taxes and insurance. The location serves as the headquarters for Edge Semiconductor, the Company's ATE Division. In addition to office and meeting room space, the location has evaluation laboratories and a dedicated area for the testing of finished products.

The Company leases a 4,450 square foot portion of a building in Southampton, England, that extends through September 2007 at an annual rent of approximately $81,000, plus applicable taxes and insurance. The location serves as the headquarters for Acapella Limited, the Company's wholly owned subsidiary that designs advance communication products.

The Company maintains a sales office in Connecticut on short-term lease. Aggregate annual rentals under this lease during the most recently completed fiscal year equaled approximately $10,000. The Company also maintains sales offices in France and Germany and a branch office in Taiwan under short-term leases with an aggregate annual rent expense during fiscal year 1999 of approximately $67,000. The Company leases a portion of a building in Glasgow, Scotland for a design center at an annual expense of approximately $67,000. For the Raleigh, North Carolina based design center, the company leases a portion of a building at an annual expense of approximately $40,000.


ITEM 3.  LEGAL PROCEEDINGS

The Company is the defendant in a lawsuit involving a matter which is routine to the nature of its business. The Company believes that the ultimate resolution of the matters will not have a material adverse effect on its business, its prospects, or its financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of the security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information set forth at Page 35 of this report under the heading "Selected Quarterly Data" is incorporated herein by reference.

As of April 16, 1999, there were approximately 662 recorded holders of the Company's common stock. The last reported sales price for the Company's common stock on the NASDAQ National Market System at April 16, 1999 was $32.9375 per share.

The Company discontinued its cash dividend in 1980 and does not anticipate paying a cash dividend in the current year. The Company declared a two for one stock split in fiscal year 1998 in the form of a 100 percent stock dividend to shareholders. The Company does not anticipate another stock dividend being declared in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth summary financial information. Amounts are in thousands, except per share amounts. The acquisition of Acapella Limited in April 1998 was accounted for as a pooling of interests. Acapella's financial position and results of operations prior to fiscal year 1999 were immaterial in relation to Semtech's overall results. Therefore, the effect of the merger prior to February 1, 1998 has been adjusted to retained earnings. The consolidated balance sheet at January 31, 1999 as well as the consolidated statements of income and cash flows for the twelve months ended January 31, 1999 include the results of Acapella as though it had always been a part of Semtech. Merger related costs of $255,000 associated with the Company's acquisition of Acapella are reflected in Semtech's net income. The information set forth below should be read in conjunction with the Company's complete financial statements, appearing elsewhere in this report.

                                                                Year Ended January
                                                 -------------------------------------------------
                                                   1999       1998      1997      1996      1995
                                                 --------   --------   -------   -------   -------
Net Sales                                        $114,519   $102,808   $71,595   $61,684   $34,605
Gross Profit                                       54,278     48,929    30,683    25,809    11,272
Operating Income                                   18,576     21,809    12,663    11,289     2,099
Income Before Taxes                                19,362     22,159    12,714    11,343     2,028
Net Income                                       $ 12,895   $ 14,761   $ 8,487   $ 7,531   $ 1,502
--------------------------------------------------------------------------------------------------
Net Income per Share:
    Basic                                        $   0.88   $   1.06     $0.62     $0.64     $0.14
    Diluted                                      $   0.81   $   0.98     $0.60     $0.61     $0.13
--------------------------------------------------------------------------------------------------
Weighted Average Number of  Shares:
    Basic                                          14,672     13,978    13,589    11,826    10,581
    Diluted                                        15,892     15,118    14,050    12,388    11,858
--------------------------------------------------------------------------------------------------
Total Assets                                     $ 92,556   $ 67,135   $45,688   $35,225   $21,377
Long-Term Debt, Less Current  Maturities
                                                 $      -   $      -   $ 1,256   $ 1,157   $   799
Working Capital                                  $ 65,844   $ 41,312   $25,585   $19,378   $11,475
Total Shareholders' Equity                       $ 79,771   $ 54,661   $33,986   $24,937   $13,715



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY TRENDS AND OUTLOOK

Semtech Corporation (Semtech or the Company) achieved record net sales during fiscal year 1999 due mostly to market share gains. Market share gains were due to acceptance of new products, strategic marketing efforts and additional design wins with key customers. The Company did experience a significant decline in demand during the second quarter because of weakness in the automated test equipment and personal computer markets. The downturn was significant, but relatively brief in that the Company's net sales returned to higher levels in the third and fourth quarters.

Semtech reviewed long-term capacity requirements during the second quarter weakness in an effort to align internal capacity with expected demand. In response to the analysis, the Company scaled back production capabilities at the Corpus Christi, Texas facility and took $2.5 million in pre-tax charges. The Corpus Christi facility is now solely dedicated to producing wafers for the transient voltage suppressor (TVS) product line. The reduction in capacity allows for better utilization of the Company's other production facilities and creates the opportunity to use cost-effective capacity available at outside foundries.

The Company has grown significantly over the past five years due to new product developments, good relationships with strategic customers, focus on fast growing market segments and overall favorable industry conditions. Future growth by the Company will remain dependent on market conditions, economic factors, the ability to introduce new products and increase operating efficiencies.

As a result of industry-wide trends to lower operating voltages, sub-micron IC process technology and higher bandwidths, there has been growth in the need for complex power management, protection, interface and communication solutions.
The Company has been successful in meeting the needs of customers requiring high-performance analog and mixed-signal solutions. However, with the increased demand for these solutions has come added competition.

The semiconductor equipment market, which includes automated test equipment
(ATE), is very cyclical. During the second quarter of fiscal year 1999 the ATE market experienced a dramatic downturn in demand. While trends within this market effect the demand for ATE products, the Company believes that it continues to gain market share from other competitors.

Increased competition and a continued move to short lead times within the components industry will continue to affect the Company's performance on a quarterly basis. The Company has experienced declines in customer lead times as manufacturers move to "just-in-time" inventory systems. Likewise, Semtech generally has only 60-90 days visibility of future period shipments.

With the increased success and growth in demand for analog and mixed-signal semiconductors, the Company has seen new competitors enter the market. In addition, existing competitors have become more aggressive in protecting market share and customer relationships.

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


RESULT OF OPERATIONS

Net Sales

Net sales for fiscal year 1999 totaled $114.5 million, an increase of 11% over fiscal year 1998 and a 60% increase over fiscal year 1997. The growth in net sales was primarily due to increased shipments of integrated circuits (ICs) and discrete products. Power management, protection and ATE specific products were the major reason for the increase in sales for both 1999 and 1998. The majority of power management product line sales are for applications in the computer market. Protection products are used in both portable computers and communication applications. ATE products are sold to end-producers of automated test systems who then sell these finished systems to electronic component manufacturers.

Semtech experienced added acceptance of its new products and increased unit volume demand during fiscal year 1999. Unit growth was driven by increased end-system volumes, further market penetration and additional end-product applications. The Company's older products that support the military, aerospace and certain industrial markets remained relatively flat in terms of absolute dollar sales, but declined as a percentage of total net sales. The Company continues to expect growth in strategic commercial markets and declines in older, more mature market segments. In addition, the Company continues to de-emphasize foundry services and certain older products.

Geographically, net sales for fiscal year 1999 were approximately 47% domestic, 41% to Asian-Pacific and 12% to European customers. Net sales for fiscal year 1998 were approximately 55% domestic, 32% to Asian-Pacific and 13% to European customers. Two-thirds of the Company's sales to Asian-based customers are estimated to be eventually exported in finished product back to the North American and European markets. Sales to Korean customers, which are included in Asian-Pacific, represented the largest percentage increase for fiscal 1999.

New Orders

New orders received during fiscal year 1999 were just above shipment levels for the same period, resulting in a book-to-bill ratio in excess of 1:1. Order activity was strong in the first, third and fourth quarters of fiscal year 1999. New orders received during the second quarter were well below the other quarters as a result of weakness in the computer and ATE markets. The Company had a book-to-bill ratio in excess of 1:1 for fiscal year 1998.

Orders for IC products where weak during the second quarter, but improved in the second half of fiscal year 1999. New orders for discrete products were up for the entire year due largely to added demand for protection products.

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

Gross Margin

The gross margin exclusive of one-time charges for fiscal year 1999 was 48% of net sales. For fiscal years 1998 and 1997, gross margins were 48% and 43%, respectively. Included in cost of goods sold for fiscal 1999 were one-time charges of $1,172,000 associated with restructuring the Company's Corpus Christi, Texas facility. Net of one-time charges, gross margin for fiscal year 1999 was 47%.

The Company's gross margin is affected by average selling prices, the volume of product sales and related effect on manufacturing utilization, and the overall mix of products sold. Gross margin prior to one-time charges for fiscal year 1999 and 1998 improved due to a favorable shift towards higher-margin new products and increased unit volumes. The increased profit margin associated with new products and high unit volumes was only partially offset by normal declines in selling prices.

Future trends that will effect the Company's gross margin include price changes over the life of the products, higher gross margins expected from new products and improved production efficiencies as a result of increased utilization. The Company has focused its efforts on increasing the number of new products introduced, particularly those which are proprietary or limited source in nature. The Company expects that prices for existing products will continue to decrease over their respective life cycles. The Company does believe it can increase its consolidated gross margin to above 50% of net sales sometime within the next twelve months. Such an expansion in gross margin assumes continued revenue growth, increased contribution from new products and additional manufacturing efficiencies.

Operating Expenses

Total operating expenses for fiscal year 1999 were $35,702,000 or 31% of net sales. For fiscal 1998 and 1997, operating expenses were $27,120,000 or 26% of net sales and $18,020,000 or 25% of net sales, respectively. Operating expenses consist of selling, general and administrative (SG&A), product development, engineering expenditures, costs associated with acquisitions, other operational related charges and a one-time restructuring charge for fiscal year 1999. Increases in total operating expenses for fiscal 1999 were due primarily to additional research and development, strategic marketing activities, and costs associated with restructuring and reorganization.

Spending on SG&A grew moderately in fiscal 1999, and was 18% of net sales. Increased headcount in key sales and strategic marketing positions accounted for a large portion of the increase. SG&A was 16% of net sales in fiscal 1998 and 18% in fiscal 1997. SG&A declined in fiscal 1998 compared to fiscal 1997 due largely to higher net sales. SG&A as a percentage of net sales is expected to remain relatively flat or decline slightly over the coming fiscal year as the Company tries to grow net sales and achieve added efficiencies in the SG&A functions.

For the fiscal years 1999, 1998, and 1997, the Company spent approximately $14,026,000, $9,195,000 and $5,324,000, respectively, on product development and engineering. The Company expects to continue to dedicate more resources towards research and development (R&D). Fiscal 1999 R&D expense included the initial costs associated with the establishment of the Company's Raleigh, North Carolina design center. The focus of the Company's investment in R&D is to increase the rate of product introductions. New products are generally targeted at broadening the organization's customer base, product lines and end-product applications. The Company expects the amount spent on R&D activities in fiscal 2000 to increase at a lower rate then it did during fiscal year 1999.

In fiscal years 1999 and 1998, the Company incurred costs of $255,000 and $1,000,000 for expenses associated with the mergers with Acapella Limited and Edge Semiconductor, respectively. Acapella was acquired to provide expertise in designing advance communication circuits. Edge provided an established product line and design staff that serves the ATE market segment. A large portion of the costs associated with these transactions were for legal, accounting and investment banking fees.

Included in fiscal year 1999 operating costs and expenses were one-time charges totaling $1,330,000 taken during the second quarter. The charges were for the consolidation of certain manufacturing capacity, the write-down of impaired assets and a $1,172,000 write-off of discontinued inventory included in cost of sales. The restructuring included the elimination of 60 manufacturing positions and the transition of all commercial integrated circuit production from the Company's Corpus Christi, Texas facility to the Company's Santa Clara, California wafer fabrication facility and to outside wafer foundries. The Company's Corpus Christi, Texas facility is now solely dedicated to producing wafers for the TVS product line. As a result of these steps, the Company's long-term operating model is expected to benefit through improved internal fab utilization, a reduction in capital spending for wafer fabrication capacity, and the ability to take advantage of advanced processes at outside foundries.

Interest and Other Expense

Interest expense for fiscal 1999 was $22,000, which compared to interest expense of $36,000 in 1998 and $131,000 in 1997. Semtech had other income of

$808,000 for fiscal year 1999 in comparison to $386,000 and $182,000 in 1998 and 1997. A majority of other income is interest income.

Provision for Taxes

Expense for income taxes was $6,467,000 in fiscal 1999 versus $7,398,000 in fiscal 1998 and $4,227,000 in fiscal 1997. The effective tax rate for fiscal years 1999, 1998 and 1997 remained at 33%.

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. For fiscal 1999, earnings per diluted share was adversely impacted by a significant increase in Company's stock price and the granting of additional stock options. The Company will partially reduce the dilutive effect of future stock option grants by occasionally repurchasing shares on the open market. For fiscal 1998, the price of the Company's stock and stock option grants had less significant effects on earning per share.

LIQUIDITY AND CAPITAL RESOURCES

Semtech's working capital ratios, which measure the ability to meet short-term obligations are presented.

Working Capital (in thousands $):                       1999                1998                1997
---------------------------------                       ----                ----                ----
Beginning of year                                      $41,312             $25,585             $19,378
End of year                                            $65,844             $41,312             $25,585
Increase in working capital                            $24,532             $15,727             $ 6,207
Working capital ratios                                     6.3                 4.3                 3.5

For fiscal year 1999, the Company generated $22.2 million of cash and cash equivalents. Operating cash flow was a positive $21.2 million largely as a result of profitability, the non-cash portion of restructuring and the tax benefit associated with stock option exercises. Receivables and inventory, which are included in operating activities, grew by $1.8 million and $1 million during the year, respectively. Investments in capital equipment were $5.6 million during fiscal year 1999. Cash generated by additional paid in capital associated with stock option exercises was $6.1 million.

In August of 1998 the Company agreed to a new credit arrangement with a financial institution for borrowings up to $20,000,000. The line of credit consists of two parts, the first facility being a $10,000,000 line of credit for working capital needs and the second facility being a reducing revolver loan for equipment acquisitions. As of the end of fiscal year 1999, the Company had $9,642,856 available under the reducing revolver portion. Through its foreign subsidiary, the Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling. As of January 31, 1999, the Company had no borrowings outstanding under either of these credit facilities.

Efforts by the Company over the past several years to increase IC and discrete product segment sales have been effective. New products have been introduced for use in a wide variety of computer, test and communications systems. In order to develop, design and manufacture new products, the Company had to make significant expenditures during the past four years. Such investments aimed at developing new products, including the hiring of many design and applications engineers and related equipment, will continue. Semtech fully intends to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. The Company plans to finance these expenditures with cash generated by operations and cash on-hand.

Purchases of new capital equipment were made primarily to expand manufacturing capacity and improve efficiency. Funding for these purchases was made from the Company's operating cash flows and cash reserves. The Company believes that sales generating cash flows, together with cash reserves and existing credit facilities are sufficient to support future capital expenditures.

Inventory turnover improved to 3.6 times per year for fiscal 1999 from 3.4 for fiscal 1998. This was primarily due to the Company's ability to produce and sell products that had increased demand in the marketplace.

Accounts receivable days sales outstanding, calculated by annualizing fourth quarter results, was forty-six days for fiscal 1999 compared to thirty-seven days for fiscal 1998. The timing of shipments during the fourth quarter and a general increase in the time in which large OEMs pay invoices impacted days sales outstanding during fiscal 1999.

Inflation

Inflationary factors have not had a significant effect on the Company's performance over the past three fiscal years. A significant increase in inflation would affect the Company's future performance.

Recently Issued Accounting Standards

On February 2, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." For year-end financial statements, SFAS No. 130 requires that comprehensive income, which is the total of net income and all other non-owner changes in equity, be displayed in a financial statement that is displayed with the same prominence as other consolidated financial statements.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 in fiscal year 1999 (see Note 15).

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective in fiscal year 2001 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.

YEAR 2000 COMPLIANCE

A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000 these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

Semtech is in the final stages of a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on Semtech's operations as a result of the century change. Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to December 1999.

Semtech's computer system interfaces with the computers and technology of different companies, including those of foreign companies. The Company considers the Year 2000 readiness of its foreign customers and vendors of particular importance given the general concern that the computer systems abroad may not be as prepared as those in domestic operations to handle the century change. As part of its Year 2000 compliance program, Semtech has contacted its significant vendors and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. The Company plans to have all Year 2000 compliance initial testing and any necessary conversions completed by December 1999.

Semtech estimates the costs to reprogram, replace and test its information and non-information technology systems for Year 2000 compliance will be between $100,000 and $150,000 over the life of the project. However, such expenditures could increase materially following testing of non-information technology systems and the evaluation of the Year 2000 compliance status of integral third party vendors and customers. Costs incurred in connection with Year 2000 compliance efforts will be expensed as incurred.

Semtech currently anticipates that its information technology and non-information technology systems will be Year 2000 compliant by December 1999, though no assurances can be given that compliance testing will not detect unanticipated problems. The Company has evaluated the Year 2000 compliance status of its top 25 third party suppliers. Based on these evaluations, the Company can only approximate the likelihood of third party system failures. A system failure by any of Semtech's significant customers or vendors could have a material adverse effect on the Company's operations.

The Company believes that the most likely worst case scenario resulting from the century change could be the inability to produce and ship products at current rates for an indeterminable period of time, which could have a material adverse effect on the results of operations and liquidity.

Semtech is developing contingency plans to handle a Year 2000 system failure of its information and non-information technology systems and to handle any necessary interactions with the computers and technology of any integral non-complying third party.

FORWARD LOOKING STATEMENTS

Some statements included in this filing which are not historical in nature are forward-looking statements within the meaning of the Private Securities Legislation Act of 1995. Forward looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties.

The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those suggested in such forward-looking statements as a result of various factors, including, but not limited to, the Company's ability to introduce new products, support existing and new customers, achieve manufacturing efficiencies, penetrate new markets and additional end-product applications, and the ability to use equity incentives to recruit and retain technical talent. As a result of these factors and other items of risk outlined in this Form 10-K, the Company's future development efforts involve a high degree of uncertainty. GIVEN THESE UNCERTAINTIES, THE SHAREHOLDERS OF THE COMPANY ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency Risk. As a global enterprise, the Company faces exposure to adverse movements in foreign currency exchange rates. The Company's foreign currency exposures may change over time as the level of activity in foreign markets grows and could have a adverse impact upon the Company's financial results.

Certain of the Company's assets, including certain bank accounts and accounts receivable, exist in nondollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The nondollar-denominated currencies are principally German Deutschmarks, British Pounds Sterling and French Francs. Additionally, certain of the Company's current and long-term liabilities are denominated principally in British Pounds Sterling currencies, which are also sensitive to foreign currency exchange rate fluctuations.

Because of the relatively small size of each individual currency exposure, the Company does not employ hedging techniques designed to mitigate foreign currency exposures. Likewise, the Company could experience unanticipated currency gains or losses.

Interest Rate Risk. The Company has a line of credit with a financial institution at an interest rate of 30 day commercial paper plus 2.2 percent. At any time, a sharp rise in interest rates could have a material adverse impact upon the Company's cost of working capital and the interest expense. The Company does not currently hedge this potential interest rate exposure. As of January 31, 1999 the Company had no long-term debt outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED JANUARY 31, 1999
(In thousands-except per share amounts)


                                                             1999                1998                1997
-----------------------------------------------------------------------------------------------------------
NET SALES                                                  $114,519            $102,808             $71,595
Cost of Sales                                                60,241              53,879              40,912
                                                           --------            --------             -------
Gross Profit                                                 54,278              48,929              30,683
                                                           --------            --------             -------
Operating costs and expenses:
Selling, general and administrative                          20,091              16,925              12,696
Product development and engineering                          14,026               9,195               5,324
Restructuring charge                                          1,330                   -                   -
Acquisition costs                                               255               1,000                   -
                                                           --------            --------             -------
Total operating costs and expenses                           35,702              27,120              18,020
                                                           --------            --------             -------
Operating Income                                             18,576              21,809              12,663
Interest expense                                                (22)                (36)               (131)
Other income, net                                               808                 386                 182
                                                           --------            --------             -------
Income before taxes                                          19,362              22,159              12,714
Provision for taxes                                           6,467               7,398               4,227
                                                           --------            --------             -------
NET INCOME                                                 $ 12,895            $ 14,761             $ 8,487
                                                           ========            ========             =======
Earnings per share:
Net income per share-
Basic                                                      $   0.88            $   1.06             $  0.62
Diluted                                                    $   0.81            $   0.98             $  0.60

Weighted average number of shares -
Basic                                                        14,672              13,978              13,589
Diluted                                                      15,892              15,118              14,050

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1999 AND FEBRUARY 1, 1998
(Dollars in thousands-except per share amount)

                                                                                       1999                   1998
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                             $41,035                $18,808
Temporary investments                                                                   1,648                  1,852
Receivables, less allowances of $878 in 1999 and $797 in 1998                          15,414                 13,722
Income taxes refundable                                                                   258                      -
Inventories                                                                            16,803                 17,020
Other current assets                                                                    1,275                    956
Deferred income taxes                                                                   2,139                  1,395
                                                                                      -------                -------
Total current assets                                                                   78,572                 53,753
                                                                                      -------                -------
Property, plant and equipment, net                                                     13,417                 12,805
Other assets                                                                               89                    157
Deferred income taxes                                                                     478                    420
                                                                                      -------                -------
TOTAL ASSETS                                                                          $92,556                $67,135
                                                                                      =======                =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                      $ 5,296                $ 5,241
Accrued liabilities                                                                     5,102                  4,459
Income taxes payable                                                                        -                  1,020
Other current liabilities                                                               2,330                  1,721
                                                                                      -------                -------
Total current liabilities                                                              12,728                 12,441
                                                                                      -------                -------
Other long-term liabilities                                                                57                     33
                                                                                      -------                -------
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value, 40,000,000 authorized
Issued and outstanding 15,193,980 in 1999 and 14,194,230 in 1998                          152                    142
Additional paid-in capital                                                             30,461                 18,406
Retained earnings                                                                      49,411                 36,332
Accumulated other comprehensive income                                                   (253)                  (219)
                                                                                      -------                -------
Total shareholders' equity                                                             79,771                 54,661
                                                                                      -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $92,556                $67,135
                                                                                      =======                =======

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME THREE YEARS ENDED JANUARY 31, 1999
(Dollars in thousands)



                                                     Common Stock
                                        -----------------------------------
                                                                 Additional
                                             Number               Paid-in     Retained       Accumulated Other     Shareholders'
                                           of Shares    Amount    Capital     Earnings     Comprehensive Income       Equity
-------------------------------------------------------------------------------------------------------------------------------

Balance at January 28, 1996                13,488,692     $135      $12,066    $13,084                   $(348)         $24,937
Comprehensive income:
  Net income                                        -        -            -      8,487                       -            8,487
  Translation adjustment                            -        -            -          -                      69               69
                                                                                                                        -------
Comprehensive income:                               -        -            -          -                       -            8,556
Exercise of stock options                     193,828        2          228          -                       -              230
Tax benefit from exercised
 stock options                                      -        -          263          -                       -              263
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 26, 1997                13,682,520     $137      $12,557    $21,571                   (279)          $33,986
Comprehensive income:
  Net income                                        -        -            -     14,761                       -           14,761
  Translation adjustment                            -        -            -          -                      60               60
                                                                                                                        -------
Comprehensive income                                -        -            -          -                       -           14,821
Exercise of stock options                     511,710        5        1,926          -                       -            1,931
Tax benefit from exercised
 stock options                                      -        -        3,923          -                       -            3,923
-------------------------------------------------------------------------------------------------------------------------------
Balance at February 1, 1998                14,194,230     $142      $18,406    $36,332                   (219)          $54,661
Comprehensive income:
  Net income                                        -        -            -     12,895                       -           12,895
  Translation adjustment                            -        -            -          -                    (34)              (34)
                                                                                                                        -------
Comprehensive income                                -        -            -          -                       -           12,861
Effect of pooling with  Acapella Limited      175,774        2           59        184                       -              245
Exercise of stock options                     823,976        8        6,137          -                       -            6,145
Tax benefit from exercised
 stock options                                      -        -        5,859          -                       -            5,859
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999                15,193,980     $152      $30,461    $49,411                   $(253)         $79,771
-------------------------------------------------------------------------------------------------------------------------------



See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 31, 1999
(Dollars in thousands)

                                                                            1999               1998               1997
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                 $12,895            $14,761            $ 8,487
Adjustments to reconcile net income to
net cash provided by operating activities:

    Depreciation and amortization                                            3,723              2,775              1,929
    Deferred income taxes                                                     (802)              (876)              (147)
    (Gain) Loss on disposition of property, plant and equipment                 (1)                20                 (2)
    Provision for doubtful accounts                                            135                480                493
    Non-cash portion of restructuring charge                                 2,366                  -                  -
Changes in assets and liabilities:
    Receivables                                                             (1,827)            (4,732)            (1,354)
    Income taxes refundable                                                   (258)                68                  4
    Inventories                                                               (955)            (2,566)            (4,248)
    Other assets                                                              (251)                 9               (249)
    Accounts payable                                                            55               (344)             1,446
    Accrued liabilities                                                        643              1,813               (469)
    Income taxes payable                                                     4,839              4,279                521
    Other liabilities                                                          633                457                231
                                                                           -------            -------            -------
Net cash provided by operating activities                                   21,195             16,144              6,642
                                                                           -------            -------            -------
Cash flows from investing activities:
    Temporary investments, net                                                 204             (1,095)              (346)
    Proceeds from sale of property, plant and
      equipment                                                                 62                 31                 75
    Purchases of property, plant and equipment                              (5,590)            (6,192)            (4,355)
                                                                           -------            -------            -------
Net cash used in investing activities                                       (5,324)            (7,256)            (4,626)
                                                                           -------            -------            -------
Cash flows from financing activities:
    Net repayments under line of credit                                          -                (80)                 -
    Additions to long-term debt                                                  -                  -              2,319
    Repayment of long-term debt                                                  -             (1,430)            (2,370)
    Exercise of stock options                                                6,145              1,931                230
    Effect of pooling of interests with Acapella                               245                  -                  -
                                                                           -------            -------            -------
Net cash provided by financing activities                                    6,390                421                179
                                                                           -------            -------            -------
Effect of exchange rate changes on cash and cash equivalents                   (34)                60                 69
Net increase in cash and cash equivalents                                   22,227              9,369              2,264
Cash and cash equivalents at beginning of year                              18,808              9,439              7,175
                                                                           -------            -------            -------
Cash and cash equivalents at end of year                                   $41,035            $18,808            $ 9,439
                                                                           =======            =======            =======

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
---------------------------------------------

Business - Business - Semtech Corporation and its wholly owned subsidiaries (Semtech Corpus Christi, Semtech Limited, Semtech Santa Clara, Edge Semiconductor and Acapella Limited, together, the "Company") design, develop and manufacture Standard Semiconductor Products, Rectifier and Assembly Products, Other Products which are used in computer, communications, military, aerospace, industrial, automotive and consumer applications. The Company's primary facilities are in Newbury Park, Santa Clara and San Diego, California, Corpus Christi, Texas, Reynosa, Mexico, Southampton, England and Glenrothes, Scotland.

Fiscal Year - The Company reports results on the basis of fifty-two and fifty-three week periods. The fiscal years ended January 31, 1999 and January 26, 1997 each consisted of fifty-two weeks. The fiscal year ended February 1, 1998 consisted of fifty-three weeks.

Revenue Recognition - The Company generally recognizes product revenue upon shipment. Product design and engineering revenue is recognized during the period in which services are performed. The Company defers revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end users.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Semtech Corporation and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Reclassifications - Certain prior year balances have been reclassified to be consistent with current year presentation.

Recently Issued Accounting Standards - On February 2, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." For year-end financial statements, SFAS No. 130 requires that comprehensive income, which is the total of net income and all other non-owner changes in equity, be displayed in a financial statement with the same prominence as other consolidated financial statements. The Company displays the components of other comprehensive income in the accompanying consolidated statements of shareholders' equity and comprehensive income. The Company has not provided for an income tax effect related to the translation adjustment, as no tax deduction is expected to be received in future periods.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 in fiscal year 1999 (see Note 15).

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective in fiscal year 2001 and management does not expect adoption of this standard to have a material impact on the Company's financial position or results of operations.

Inventories - Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method.

Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives: buildings for fifty years; leasehold improvements for the lesser of estimated useful life or lease term; machinery and equipment for two to six years; and furniture and office equipment for three to six years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.

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

As of January 31, 1999 and February 1, 1998, approximately $2,970,000 and $2,817,000, respectively, of unremitted income related to the Company's wholly owned European subsidiary is not subject to federal and state income taxes except when such income is paid to the parent company. Federal and state income taxes have not been provided on this income, as it is management's intention that these amounts will not be distributed in a taxable transaction.

Earnings per Share - The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in fiscal years 1999, 1998 and 1997 were 14,672,000, 13,978,000, and 13,589,000, respectively. For computation of diluted earnings per share, the weighted average number of shares used in fiscal years 1999, 1998 and 1997 were 15,892,000, 15,118,000, and 14,050,000, respectively.

Options to purchase approximately 565,000, 188,000, and 168,000 shares were not included in the computation of 1999, 1998 and 1997 diluted net income per share because such options were considered anti-dilutive.

Stock Distribution - On January 13, 1998, the Company effected a two-for-one stock split in the form of a 100% stock dividend which was payable to shareholders of record as of December 23, 1997. All shares, per share data, common stock, and stock option amounts herein have been restated to reflect the effect of this split.

Translation - The assets and liabilities of the Company's foreign subsidiaries are translated using currency exchange rates at fiscal year end. Income statement items are translated at average exchange rates prevailing during the period. The translation gains or losses are included in accumulated other comprehensive income in the accompanying financial statements.

Estimates Used by Management - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Business Combinations
------------------------

On April 27, 1998, the Company signed a merger agreement with Acapella Limited (Acapella), a company located in the United Kingdom. Under the terms of the agreement, Acapella shareholders received approximately 176,000 shares of Semtech common stock for all outstanding shares of Acapella stock. The Company acquired Acapella to strengthen its ability to serve high-end communication applications.

The acquisition of Acapella was accounted for as a pooling of interests in accordance with APB Opinion No. 16 and related Securities and Exchange Commission pronouncements. Acapella's financial position and results of operations prior to fiscal year 1999 were immaterial in relation to Semtech's overall results. Therefore, the effect of the merger prior to February 1, 1998 has been adjusted to retained earnings. The consolidated balance sheet at

January 31, 1999 as well as the consolidated statements of income and cash flows for the twelve months ended January 31, 1999 include the results of Acapella. Merger related costs of $255,000 associated with the Company's acquisition of Acapella are reflected in the Company's net income.

In fiscal year 1998, the Company acquired Edge Semiconductor (Edge). The acquisition was accounted for as a pooling of interests and Edge shareholders received 1,499,954 shares of common stock. Cost of $1,000,000 was recorded to cover the cost associated with the acquisition of Edge. At the time of the transaction, the financial statements of the Company were restated to include the results of operations, financial position and cash flows of Edge, as though it had always been a part of Semtech. The Company acquired Edge to integrate and complement its existing businesses and technology.

3.  Impairment of Assets and Restructuring Charge
-------------------------------------------------

Operating income for fiscal 1999 included total charges of $2,502,000, comprised of $136,000 related to a restructuring program, $1,194,000 for the write-down of long-lived assets, and a $1,172,000 write-down of inventory included in "Cost of Sales."

The key components of the restructuring program were the transfer of manufacturing operations into more advanced facilities and significant reductions of capacity through the elimination of approximately 60 positions during fiscal 1999.

The asset impairment loss of $1,194,000 consists of a write-down of the Company's Corpus Christi wafer fab, and results from the evaluation of the Company's ability to recover asset costs after an extensive review of its business model. The asset impairment loss was determined by comparing the estimated future cash flows associated with each long-lived asset or group thereof, as appropriate, to the carrying amount of such asset or group of assets. The $1,172,000 inventory write-down consists of inventory that was written down to its estimated net realizable value.

The charges for the write-down of impaired assets and restructuring related to the Company's power management product line, which is included in the Standard Semiconductor Products reporting segment. As of the end of fiscal year 1999, no amounts included in the charges remain to be spent.

4. Temporary Investments
---------------------------

Temporary investments consist of municipal and government obligations with original maturities in excess of three months. At January 31, 1999, February 1, 1998, and January 26, 1997, the fair market value of temporary investments, classified as "available for sale securities", approximated cost, thus no unrealized holding gains or losses were reported in the accompanying balance sheets. During fiscal year 1999 and 1998, the Company had no sales of available for sale securities and likewise no realized gain or loss. As of January 31, 1999, the Company holds municipal and government securities that mature at various dates through the year 2000.

5. Inventories
--------------

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


                                     Raw Materials     Work in Process     Finished Goods         Total
(thousands)
------------------------------------------------------------------------------------------------------------
1999


Gross inventories                            $1,879            $ 9,906            $ 9,016            $20,801
Total reserves                                 (426)            (1,329)            (2,243)            (3,998)
                                             ------            -------            -------            -------
 Net inventories                             $1,453            $ 8,577            $ 6,773            $16,803
                                             ======            =======            =======            =======
1998
Gross inventories                            $2,639            $11,261            $ 6,894            $20,794
Total reserves                                 (329)            (1,069)            (2,376)            (3,774)
                                             ------            -------            -------            -------
 Net inventories                             $2,310            $10,192            $ 4,518            $17,020
                                             ======            =======            =======            =======



6. Property, Plant and Equipment
--------------------------------

Property, plant and equipment consisted of the following:

(thousands)                                                                1999                 1998
------------------------------------------------------------------------------------------------------
Land                                                                     $    165             $    164
Building                                                                    1,119                1,083
Leasehold improvements                                                      1,423                2,301
Machinery and equipment                                                    22,683               19,707
Furniture and office equipment                                              3,537                3,161
Construction in progress                                                        3                  341
                                                                         --------             --------
                                                                           28,930               26,757
Less  accumulated depreciation and   amortization
                                                                          (15,513)             (13,952)
                                                                        ---------             --------

Total                                                                    $ 13,417             $ 12,805
                                                                         ========             ========


7. Lines of Credit
------------------


In August of 1998 the Company agreed to a new credit arrangement with a financial institution for borrowings up to $20,000,000 at an interest rate of 30 day commercial paper plus 2.2 percent that is available through August 2000.
The line of credit consists of two parts, the first facility is a $10,000,000 line of credit for working capital needs and the second facility is a reducing revolver loan for equipment acquisitions. The available amount under the reducing revolver loan declines in equal increments over 84 months. As of January 31, 1999, the Company had $9,642,856 available under the reducing revolver portion. The arrangement is collateralized by the Company's domestic assets and provides for financial and non-financial covenants. As of January 31, 1999, the Company had no borrowings outstanding under this credit facility. Through its foreign subsidiary, the Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling.

8. Accrued Liabilities
----------------------

Accrued liabilities consisted of the following:

(thousands)                                    1999                1998
------------------------------------------------------------------------------
Payroll and related                                 $3,934              $2,902
Commissions                                            269                 275
Non-income related taxes                               110                 784
Other                                                  789                 498
                                                    ------              ------
Total                                               $5,102              $4,459
                                                    ======              ======

9. Deferred Compensation
------------------------


In September 1989, the Company entered into an employment contract with a shareholder that guaranteed continuing salary payments upon termination of employment equal to his compensation at the point of termination, plus certain benefits, for a period of three years. The liability was originally recorded by the Company in 1989 and increased based on salary adjustments. The present value of this commitment at January 31, 1999 was $726,000, which is reflected in the accrued liabilities section of the accompanying consolidated financial statements. Subsequent to the end of fiscal year 1999, the Company paid this liability to the individual's estate.

10. Income Taxes
----------------

The provision for taxes consisted of the following:

(thousands)                      1999               1998               1997
--------------------------------------------------------------------------------
Current:
  Federal                      $6,331             $6,963             $3,629
  State                           870                918                617
  Foreign                          68                393                128
                               ------             ------             ------
                                7,269              8,274              4,374
Deferred:
  Federal                        (672)              (800)              (107)
  State                          (130)               (76)               (42)
  Foreign                           -                  -                  2
                               ------             ------             ------
Total                          $6,467             $7,398             $4,227
                               ======             ======             ======

The components of the net deferred income tax assets at January 31, 1999 and February 1, 1998 are as follows:

Net short-term deferred income taxes:

(thousands)                                                      1999                 1998
------------------------------------------------------------------------------------------------
Deferred tax assets:
  Payroll and related                                           $  544               $  330
  Environmental                                                      -                   15
  Reserve for credit memos                                           4                    4
  Deferred revenue                                               1,211                  653
  Bad debt reserve                                                 245                  237
  State income taxes                                               309                  312
  Other deferred assets                                              -                   35
                                                                ------               ------
Total short-term deferred assets                                 2,313                1,586
Valuation reserve                                                 (174)                (191)
                                                                ------               ------
Net short-term deferred income taxes                            $2,139               $1,395
                                                                ======               ======

Net long-term deferred income taxes:

(thousands)                                                                   1999                   1998
----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Inventory valuation                                                        $1,342                 $1,236
  Accrued compensation                                                            -                    114
  Research and development charges                                              210                    236
                                                                             ------                 ------
Total long-term deferred assets                                               1,552                  1,586
                                                                             ------                 ------
Deferred tax liabilities:
  Depreciation and amortization                                                (792)                  (901)
  Foreign deferred taxes                                                        (37)                   (37)
                                                                             ------                 ------
Total long-term deferred liabilities                                           (829)                  (938)
                                                                             ------                 ------
Subtotal                                                                        723                    648
Valuation reserve                                                              (245)                  (228)
                                                                             ------                 ------
Net long-term deferred income taxes                                          $  478                 $  420
                                                                             ======                 ======

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

(thousands)                                                            1999       1998       1997
--------------------------------------------------------------------------------------------------
Computed expected tax                                                 $6,583     $7,534     $4,323
State income taxes, net of federal benefit                               599        640        302
Foreign sales corporation at rates less than   statutory rates          (276)      (346)      (246)
Foreign taxes at rates less than domestic   rates                         (7)        (5)        (4)
Utilization of net operating loss and tax   credit carryforwards        (644)      (546)         -
Changes in valuation reserve                                               -       (263)      (377)
Permanent differences                                                   (160)        83        (24)
Other                                                                    372        301        253
                                                                      ------     ------     ------
Provision for taxes                                                   $6,467     $7,398     $4,227
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


11. Commitments and Contingencies
---------------------------------

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2008. The aggregate minimum annual lease payments under leases in effect on January 31, 1999 were as follows:

(thousands)                                               Operating
Fiscal Year Ending                                          Leases
-------------------------------------------------------------------------
2000                                                          $1,239
2001                                                             948
2002                                                             748
2003                                                             532
2004                                                             413
Thereafter                                                       444
                                                              ------
Total minimum lease commitments                               $4,324
                                                              ======


Annual rent expense was $1,296,000, $1,000,000, and $745,000, for fiscal years 1999, 1998, and 1997, respectively.


Certain contaminants from an adjacent manufacturing site have been found in the ground water at the Company's Newbury Park facility. The Company has data showing that the contaminants are from an adjacent facility. The contaminants in question have never been used by the Company at the Newbury Park facility.
To protect its interests the Company utilizes an environmental firm, specializing in hydrogeology, to perform periodic monitoring. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company at this site. Accordingly, no reserves for clean-up have been provided by the Company at this time.

From time to time, the Company is a defendant in lawsuits involving matters which are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on the accompanying consolidated financial statements.

12. Shareholders' Equity
------------------------

In February 1986, the Company established the 1986 Stock Option Plan which provides for granting options to purchase up to 500,000 shares of the Company's common stock to employees, directors and consultants of the Company. The 1986 plan provides for the granting of options which meet the Internal Revenue Code requirements for qualification as incentive stock options, as well as nonstatutory options. Under this plan, the option price must be at least equal to the fair market value of the Company's common stock at the date of the grant for incentive stock options. Most incentive stock options expire within ten years from the date of grant. Generally, the options vest in equal annual increments over three to four years from the date of grant.

In February 1987, the Company adopted the 1987 Stock Option Plan covering 700,000 shares of the Company's common stock. The 1987 plan provides for the granting of incentive stock options, as well as nonstatutory options. The terms and conditions of options granted under the 1987 Stock Option Plan are substantially the same as those granted under the Company's 1986 Stock Option Plan.

In 1994 and 1996, the Company adopted the 1994 Long-Term Stock Incentive Plan and the 1996 Non-Employee Directors Stock Option Plan. Entering fiscal year 1999, the 1994 Long-Term Stock Incentive Plan provided for the issuance of 4,600,000 shares and the 1996 Non-Employee Directors Stock Option Plan provided for the issuance of 500,000 shares. In fiscal year 1999, these plans were amended and consolidated into a single plan, renamed the Long-Term Stock Incentive Plan. The Plan provides for the issuance of an additional 2,000,000 shares over the remaining life of the plan. The plan also provides for the further issuance of up to 2,000,000 additional shares, if authorized by the Board, which are reacquired in the open market or in a private transaction.

The Long-Term Stock Incentive Plan provides for the granting of incentive stock options, as well as nonstatutory options. The terms and conditions of options granted under the plan are substantially similar to those granted under the Company's 1987 and 1986 Plans.

Stock option information with respect to the Company's stock option plans is as follows:

                                             1999                              1998                             1997
                               ----------------------------------------------------------------------------------------------------
                                                 Weighted                          Weighted                         Weighted
                                    Shares       Average            Shares         Average             Shares       Average
                                    Under        Exercise           Under          Exercise            Under        Exercise
                                    Option        Price             Option           Price             Option         Price
                               ----------------------------------------------------------------------------------------------------
Options Outstanding, beginning    3,969,064        $11.90          2,363,576          $ 4.90         1,586,740        $ 6.46
 of year
Granted                           1,897,193        $16.81          2,366,200          $16.33         1,892,600        $ 6.07
Canceled                           (253,499)       $13.83           (249,002)         $ 6.39          (921,936)       $10.77
Exercised                          (823,976)       $ 7.46           (511,710)         $ 3.77          (193,828)       $ 1.19
                                   --------        ------           --------          ------          --------        ------
Options Outstanding, end of       4,788,782        $14.51          3,969,064          $11.90         2,363,576        $ 4.90
 year                             =========        ======          =========          ======         =========        ======
Options exercisable at the end    1,171,038        $11.29            589,740          $ 4.54           507,958        $ 2.63
 of year                          =========        ======          =========          ======         =========        ======
Weighted average fair value of                     $10.50                             $11.11                          $ 5.39
 options granted during year                       ======                             ======                          ======

Information about stock options outstanding at January 31, 1999 is summarized as follows:

                                                               Weighted
                                       Number                  Average                 Number
                                     Outstanding               Remaining              Exercisable
     Exercise  Prices                  1/31/99               Contract Life            at 1/31/99
--------------------------      -----------------------------------------------------------------------

     $ 0.97 - $ 1.31                     69,066                 4.5 Years                   69,066
     $ 3.88 - $ 5.44                    683,296                 7.2 Years                  262,726
     $ 6.75 - $ 9.75                    785,864                 7.7 Years                  272,869
     $11.53 - $15.75                  1,484,051                 9.3 Years                  298,040
     $17.97 - $26.63                  1,741,505                 8.9 Years                  268,337
     $26.64 - $35.88                     25,000                 9.9 Years                        -
--------------------------------------------------------------------------------------------------
     $ 0.97 - $35.88                  4,788,782                 8.5 Years                1,171,038
     ===============                  =========                ==========                =========


In fiscal year 1997, 667,600 options were repriced from a weighted average exercise price of $11.42 to $5.44. The repriced options were cancelled and reissued at the lower price and the vesting period started over from the date of regrant.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" under which no compensation cost has been recognized. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in 1999, 1998, and 1997, consistent with the provisions of SFAS No. 123, net income and net income per share would have been reduced to the following pro forma amounts:

(in thousands, except per share amounts)                              1999              1998              1997
--------------------------------------------------------------------------------------------------------------------
Additional compensation expense                                          $15,080            $8,095            $3,200
Proforma net income                                                      $ 3,063            $9,609            $6,407
Proforma basic net income per share                                      $  0.21            $ 0.69            $ 0.47
Proforma diluted net income per share                                    $  0.19            $ 0.64            $ 0.46

The pro forma effect on net income for fiscal years 1999, 1998, and 1997 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. The following assumptions were applied: (i) expected dividend yields of 0% for all periods, (ii) expected volatility rates of 0.778 for 1999, 0.828 for 1998, and 0.894 for 1997, (iii) expected lives of 4 to 6 years for all years, and (iv) risk-free interest rates ranging from 4.63% to 7.01% for all years.

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

13. Other Income and Expense
----------------------------

Other income (expense) consisted of the following:

                          (thousands)                                     1999                 1998                 1997
------------------------------------------------------------------------------------------------------------------------------
Interest income                                                                $ 992                $ 469                $ 205
Gain (loss) on disposition of assets                                               1                  (20)                   2
Foreign currency transaction gains (losses)                                      (24)                 (63)                 (25)
Miscellaneous expense                                                           (161)                   -                    -
                                                                               -----                -----                -----
Total                                                                          $ 808                $ 386                $ 182
                                                                               =====                =====                =====

14. Statements of Cash Flows
----------------------------

The Company had the following non-cash activities for each year:

            (thousands)                    1999            1998            1997
------------------------------------------------------------------------------------
Tax benefits related to                       $5,859          $3,923           $ 263
 stock options                                ======          ======           =====

Income taxes paid in fiscal years 1999, 1998, and 1997, were $2,812,000, $3,534,000, and $3,491,000, respectively. For those same periods, the Company paid interest in the amounts of $22,000, $36,000, and $131,000, respectively.

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

15. Business Segments and Concentrations of Risk
------------------------------------------------

As of January 31, 1999, the Company operates in three reportable segments:
Standard Semiconductor Products, Rectifier and Assembly Products, and Other Products. Included in the Standard Semiconductor Products segment are the power management, ATE, TVS and advanced communication IC product lines. The Rectifier and Assembly Products segment includes the Company's line of assembly and rectifier products. The Other Products segment is made up of other custom IC and foundry sales.

The accounting policies of the segments are the same as those described above in the summary of significant accounting policies. The Company evaluates segment performance based on net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below operating income).

Prior to fiscal year 1999, the Company did not track operating income by reportable segments. Therefore, operating income by segment prior to fiscal 1999 is not available. The Company does not track or assign assets to individual reportable segments. Likewise, depreciation expense and capital additions are also not tracked by reportable segments.

Net Sales (in thousands)                                 1999                1998                1997
------------------------------------------------------------------------------------------------------------
Standard Semiconductor Products                             $ 89,238            $ 76,691             $45,738
Rectifier and Assembly Products                               13,769              14,865              13,647
Other Products                                                11,512              11,252              12,210
                                                            --------            --------             -------
Total Net Sales                                             $114,519            $102,808             $71,595
                                                            ========            ========             =======

Operating Income (in thousands)                                1999
-------------------------------------------------------------------------
Standard Semiconductor Products                              $17,062
Rectifier and Assembly Products                                2,196
Other Products                                                 2,075
One-time charges                                              (2,757)
                                                             -------
Total Operating Income                                       $18,576
                                                             =======

The one-time charges include charges of $2,502,000 related to Standard Semiconductor Products, comprised of $136,000 related to a restructuring program, $1,194,000 for the write-down of long-lived assets, and a $1,172,000 write-down of inventory included in "Cost of Sales."

For the three fiscal years ended January 31, 1999, the Company had no customer that accounted for more than 10% of net sales or total accounts receivable. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Net Sales (in thousands)                        1999                1998                1997
---------------------------------------------------------------------------------------------------
Domestic                                           $ 53,824            $ 56,754             $41,082
Asia-Pacific                                         46,953              32,899              21,626
European                                             13,742              13,155               8,887
                                                   --------            --------             -------
Total Net Sales                                    $114,519            $102,808             $71,595
                                                   ========            ========             =======


Long lived assets located outside the United States at January 31, 1999 amount to $2,564,895.

16. Selected Quarterly Data (unaudited)
---------------------------------------

Unaudited quarterly data for fiscal 1999 and 1998 is presented below.


             (In thousands-except per                  First         Second         Third    Fourth     Fiscal
                  share amounts)                      Quarter   Quarter (Note 1)   Quarter   Quarter     Year
---------------------------------------------------------------------------------------------------------------
1999
Net sales                                             $29,534           $25,539    $28,535   $30,911   $114,519
Gross Profit                                           14,474             9,390     13,788    16,626     54,278
Net Income                                              4,537               838      3,419     4,101     12,895
Net Income per Share:
  Basic                                               $  0.31           $  0.06    $  0.23   $  0.27   $   0.88
  Diluted                                             $  0.29           $  0.05    $  0.22   $  0.25   $   0.81

1998
Net sales                                             $23,175           $24,558    $26,533   $28,542   $102,808
Gross Profit                                           10,697            11,570     12,790    13,872     48,929
Net Income                                              3,230             3,603      3,390     4,538     14,761
Net Income per Share:
  Basic                                               $  0.24           $  0.26    $  0.24   $  0.32   $   1.06
  Diluted                                             $  0.22           $  0.24    $  0.22   $  0.30   $   0.98

Note 1. Approximately $1,172,000, related to the write-down of discontinued product inventories, has been reclassified to "Cost of Sales" from "Operating Expenses" for the second quarter of fiscal year 1999.

17. Subsequent Event
--------------------

On February 2, 1999, the Company announced that its Board of Directors had approved the repurchase of up to $10 million of its common stock. During February and March of 1999, the Company repurchased 212,500 shares at a cost of $6.6 million. Of the shares repurchased, 80,667 have been reissued to cover the exercise of employee stock options.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Semtech Corporation:

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware Corporation) and subsidiaries as of January 31, 1999 and February 1, 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semtech Corporation and subsidiaries as of January 31, 1999 and February 1, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.

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



Los Angeles, California
April 2, 1999

                                                                    SCHEDULE  II



                      SEMTECH CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  FOR THE YEARS ENDED JANUARY 26, 1997, FEBRUARY 1, 1998, AND JANUARY 31, 1999




                                                                                Charged to Costs                  Balance at
                                              Balance at                              and                            End
                                          Beginning   of Year      Other            Expenses        Deductions     of Year
                                          -------------------   ------------   ------------------   -----------   ----------
Year Ended January 26, 1997
---------------------------------------
  Allowance for doubtful
  Accounts                                         $1,041,000   $         -              $493,000     $(61,000)   $1,473,000


Year Ended February 1, 1998
---------------------------------------
  Allowance for doubtful
  Accounts                                         $1,473,000   $(1,141,000)             $480,000     $(15,000)   $  797,000


Year Ended January 31, 1999
---------------------------------------
  Allowance for doubtful
  Accounts                                         $  797,000   $         -              $135,000     $(54,000)   $  878,000

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained at Pages 5 through 10 in Management's Proxy Statement (the "Proxy Statement"), to be filed within 120 days of the Company's fiscal year end, under the heading "Election of Directors" and the information contained on Page 14 of the Proxy Statement regarding appointment of independent accounts is incorporated by reference herein.

    Executive Officers and Certain Other Significant Employees of Registrant
    ------------------------------------------------------------------------

                 Name                       Age                                   Office
--------------------------------------   ----------   ---------------------------------------------------------------
 John D. Poe                                47          President and Chief Executive Officer

 Raymond E. Bregar                          51          Executive Vice President, Corporate Operations

 David G. Franz, Jr.                        37          Vice President, Finance and Chief Financial Officer, and
                                                        Secretary

 Wylie J. Plummer                           44          Vice President, ATE Division

 Jean-Claude Zambelli                       55          Vice President, Sales and Marketing

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

Mr. Plummer joined the Company as Vice President, ATE Division as a result of the April 1997 acquisition of Edge Semiconductor. Mr. Plummer co-founded Edge Semiconductor and served as its president until the acquisition. Prior to Edge, Mr. Plummer held positions with Brooktree, Intel and National Semiconductor.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the Proxy Statement at Pages 9 through 10 under the heading "Executive Compensation" is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Proxy Statement at Page 5 under the heading "Principal Shareholders" and Pages 5 and 9 under the heading "Election of Directors" is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement at Pages 9 through 10 under the heading "Executive Compensation" is incorporated by reference herein.

                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The financial statements and the Report of Arthur Andersen LLP are included in Part II of this Report on the pages indicated.

                                                                                              Page
                                                                                     ----------------------
Index of Financial Statements:
  Consolidated statements of income, three years ended January 31, 1999                       22
  Consolidated balance sheets, January 31, 1999 and February 1, 1998                          23
  Consolidated statements of shareholders' equity and comprehensive income, three             24
   years ended January 31, 1999
  Consolidated statements of cash flows, three years ended January 31, 1999                   25
  Notes to consolidated financial statements                                                  26
  Report of Independent Public Accountants                                                    36

       (2) The following financial statements schedule of the Company for the years ended January 31, 1999 February 1, 1998, and January 26, 1997, is filed as part of this Report and should be read in conjunction with the financial statements:

                                                                 Page
                                                        ----------------------
Schedule II - Valuation and Qualifying Accounts                    37


       Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

       Supplementary Financial Information - Quarterly Financial Data
       -----------------------------------
(unaudited) for the years ended January 31, 1999 and February 1, 1998 is included in Part II of this Report at page 35.

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


                                         SEMTECH CORPORATION



                                         By /S/John D. Poe
                                            ---------------------------
                                          John D. Poe, President
                                          and Chief Executive Officer


                                         Date      April 27, 1999
                                              ------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    April 27, 1999                  /S/ John D. Poe
      --------------------               -----------------------------
                                         John D. Poe
                                         Chairman of the Board   and Chief
                                         Executive Officer


Date:    April 27, 1999                  /S/ David G. Franz Jr.
      --------------------               ------------------------------
                                         David G. Franz, Jr.
                                         Vice President, Finance
                                          and Chief Financial Officer,
                                          and Secretary
                                         (Principal Accounting
                                          and Financial Officer)


Date:    April 27, 1999                  /S/ Rock N. Hankin
      --------------------               ------------------------------
                                         Rock N. Hankin
                                         Vice Chairman of the Board


Date:    April 27, 1999                  /S/ James P. Burra
      --------------------               ------------------------------
                                         James P. Burra
                                         Director


Date:    April 27, 1999                  /S/ Allen H. Orbuch
      --------------------               ------------------------------
                                         Allen H. Orbuch
                                         Director


Date:    April 27, 1999                  /S/ James T. Schraith
      --------------------               ------------------------------
                                         James T. Schraith
                                         Director


Date:    April 27, 1999                  /S/ Jack O. Vance
      --------------------               ------------------------------
                                         Jack O. Vance
                                         Director



       The information contained in the Proxy Statement at Pages 9 and 10 under the heading "Executive Compensation" is incorporated by reference herein.