Form 10-Q
period 1999-05-02
SEMTECH CORP
filed 1999-06-16
CIK 88941

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  ____________



For Quarter Ended May 2, 1999               Commission File Number 1-6395
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



Number of shares of Common Stock, $0.01 par value, outstanding at May 2, 1999:

15,047,147.
----------

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of May 2, 1999, and the results of their operations and their cash flows for the three months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)



                                                                 Three Months Ended
                                                                 ------------------
                                                             May 2,                May 3,
                                                             1999                  1998
----------------------------------------------------------------------------------------
NET SALES                                                    $33,044             $29,534
Cost of Sales                                                 16,445              15,060
                                                             -------             -------
Gross Profit                                                  16,599              14,474
                                                             -------             -------
Operating costs and expenses:
Selling, general and administrative                            5,642               4,633
Product development and engineering                            4,117               2,945
Acquisition costs                                                  -                 255
                                                             -------             -------
Total operating costs and expenses                             9,759               7,833
                                                             -------             -------
Operating Income                                               6,840               6,641
Interest and other income, net                                   254                 171
                                                             -------             -------
Income before taxes                                            7,094               6,812
Provision for taxes                                            2,341               2,275
                                                             -------             -------
NET INCOME                                                   $ 4,753             $ 4,537
                                                             =======             =======
Earnings per share:
Net income per share -
Basic                                                        $  0.32             $  0.31
Diluted                                                      $  0.29             $  0.29

Weighted average number of shares -
Basic                                                         15,029              14,446
Diluted                                                       16,551              15,744

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                       May 2,                January 31,
                                                                                       1999                     1999
                                                                                    (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                               $36,276                  $41,035
Temporary investments                                                                     1,393                    1,648
Receivables, less allowances                                                             17,837                   15,414
Income taxes refundable                                                                       -                      258
Inventories                                                                              18,874                   16,803
Other current assets                                                                      1,772                    1,275
Deferred income taxes                                                                     2,155                    2,139
                                                                                        -------                  -------
Total current assets                                                                     78,307                   78,572
                                                                                        -------                  -------
Property, plant and equipment, net                                                       13,571                   13,417
Other assets                                                                                 89                       89
Deferred income taxes                                                                       441                      478
                                                                                        -------                  -------
TOTAL ASSETS                                                                            $92,408                  $92,556
                                                                                        =======                  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                        $ 6,267                  $ 5,296
Accrued liabilities                                                                       3,590                    5,102
Income taxes payable                                                                      1,344                        -
Other current liabilities                                                                 1,986                    2,330
                                                                                        -------                  -------
Total current liabilities                                                                13,187                   12,728
                                                                                        -------                  -------
Other long-term liabilities                                                                  61                       57
                                                                                        -------                  -------
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value, 40,000,000
authorized
Issued and outstanding                                                                      150                      152
Additional paid-in capital                                                               30,954                   30,461
Retained earnings                                                                        52,563                   49,411
Treasury shares, at cost                                                                 (4,184)                       -
Accumulated other comprehensive income                                                     (323)                    (253)
                                                                                        -------                  -------
Total shareholders' equity                                                               79,160                   79,771
                                                                                        -------                  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $92,408                  $92,556
                                                                                        =======                  =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                          For the Three Months Ended
                                                                                -----------------------------------------------
                                                                                        May 2,                   May 3,
                                                                                         1999                     1998
                                                                                ----------------------   ----------------------
Cash flows from operating activities -
  Net income                                                                          $ 4,753                  $ 4,537
  Adjustments to reconcile net income to net cash   provided by operating
   activities:
    Depreciation and amortization                                                       1,075                      878
    Deferred income taxes                                                                  21                        3
  Changes in assets and liabilities:
    Receivables                                                                        (2,423)                  (1,143)
    Income taxes refundable                                                               258                        -
    Inventories                                                                        (2,071)                  (1,610)
    Other assets                                                                         (497)                    (379)
    Accounts payable and accrued liabilities                                             (541)                    (201)
    Income taxes payable                                                                1,799                    2,138
    Other current liabilities                                                            (344)                    (208)
                                                                                      -------                  -------
     Net cash provided by operating activities                                          2,030                    4,015
                                                                                      -------                  -------
Cash flows from investing activities -
  Temporary cash investments                                                              255                        -
  Additions to property, plant and equipment                                           (1,229)                  (1,008)
                                                                                      -------                  -------
     Net cash used by investing activities                                               (974)                  (1,008)
                                                                                      -------                  -------
Cash flows from financing activities -
  Exercise of stock options                                                               855                      650
  Stock repurchase                                                                     (6,642)                       -
  Other long-term liabilities                                                               4                        4
  Other                                                                                    38                      573
                                                                                      -------                  -------
     Net cash provided (used) by financing activities                                  (5,745)                   1,227
                                                                                      -------                  -------
Effect of exchange rate changes on cash                                                   (70)                      74
Net increase (decrease) in cash and cash equivalents                                   (4,759)                   4,308
Cash and cash equivalents at beginning of period                                       41,035                   18,808
                                                                                      -------                  -------
Cash and cash equivalents at end of period                                            $36,276                  $23,116
                                                                                      =======                  =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                                  STATEMENTS
                                  (UNAUDITED)

1. Earnings Per Share
---------------------

Earnings per share are presented in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the incremental shares issuable upon the assumed exercise of stock options.

                                      Three Months Ended
                               ---------------------------------
                                 May 2,                 May 3,
                                  1999                   1998
                               ----------             ----------

Basic                          15,029,000             14,446,000
                               ==========             ==========
Diluted                        16,551,000             15,744,000
                               ==========             ==========


Options to purchase 31,000 and 53,500 shares were not included in the computation of first quarter diluted net income per share for fiscal 2000 and fiscal 1999, respectively, because such options were considered anti-dilutive.


2. Segment Reporting
--------------------

The Company operates in three reportable segments: Standard Semiconductor Products, Rectifier and Assembly Products, and Other Products. Included in the Standard Semiconductor Products segment are the power management, automated test equipment (ATE), transient voltage suppressors (TVS) and advanced communication IC product lines. The Rectifier and Assembly Products segment includes the Company's line of assembly and rectifier products. The Other Products segment is made up of other custom IC and foundry sales.

The accounting policies of the segments are the same as the Company's accounting policies for financial reporting purposes. The Company evaluates segment performance based on net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below operating income).

The Company does not track or assign assets to individual reportable segments. Likewise, depreciation expense and capital additions are also not tracked by reportable segments.


                                                            Three Months Ended
                                                       -----------------------------
Net Sales (in thousands)                                  May 2,             May 3,
                                                          1999                1998
------------------------------------------------------------------------------------
Standard Semiconductor Products                         $27,630             $22,818
Rectifier and Assembly Products                           3,266               3,658
Other Products                                            2,148               3,058
                                                        -------             -------
Total Net Sales                                         $33,044             $29,534
                                                        =======             =======

                                                              Three Months Ended
                                                         ---------------------------
Operating Income (in thousands)                           May 2,             May 3,
                                                           1999              1998
----------------------------------------------------------------------------------------
Standard Semiconductor Products                           $6,386              $5,128
Rectifier and Assembly Products                              144                 526
Other Products                                               310                 987
                                                          ------              ------
Total Net Sales                                           $6,840              $6,641
                                                          ======              ======

For the three months ended May 2, 1999 and May 3, 1998, no one customer accounted for 10% or more of the Company's net sales. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

                                                            Three Months Ended
                                                     --------------------------------
Net Sales (in thousands)                                May 2,               May 3,
                                                         1999                1998
-------------------------------------------------------------------------------------
Domestic                                                 $12,722             $16,243
Asia-Pacific                                              16,125               9,156
European                                                   4,197               4,135
                                                         -------             -------
Total Net Sales                                          $33,044             $29,534
                                                         =======             =======

Long lived assets located outside the United States at May 2, 1999 amount to $3,473,575.

3. Temporary Investments
------------------------

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


                                           Raw            Work in              Finished             Total
(thousands)                             Materials         Process               Goods
----------------------------------------------------------------------------------------------------------
May 2, 1999
Gross inventories                        $1,897            $11,347            $ 9,698            $22,942
Total reserves                             (426)            (1,329)            (2,313)            (4,068)
                                         ------            -------            -------            -------
 Net inventories                         $1,471            $10,018            $ 7,385            $18,874
                                         ======            =======            =======            =======
January 31, 1999
Gross inventories                        $1,879            $ 9,906            $ 9,016            $20,801
Total reserves                             (426)            (1,329)            (2,243)            (3,998)
                                         ------            -------            -------            -------
 Net inventories                         $1,453            $ 8,577            $ 6,773            $16,803
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

                                                    Three Months Ended
                                            -----------------------------------
                                               May 2,                May 3,
                                                1999                  1998
     --------------------------------------------------------------------------
     Net Income                               $4,753                $4,537
     Change in foreign currency
      translation                                (70)                   74
                                              -------               -------
     Comprehensive Income                     $4,683                $4,611
                                              ======                ======

6. Stock Repurchase
-------------------

On February 2, 1999, the Company announced that its Board of Directors had approved the repurchase of up to $10 million of its common stock. During the three months ended May 2, 1999, the Company repurchased 227,500 shares at a cost of $6.6 million. Of the shares repurchased, 80,667 have been reissued to cover the exercise of employee stock options. The difference between the cost of the treasury shares and the re-issuance under the stock option plan was charged against retained earnings.

7. Lines of Credit
------------------

In August of 1998, the Company agreed to a new credit arrangement with a financial institution for borrowings up to $20,000,000 at an interest rate of 30 day commercial paper plus 2.2 percent that is available through August 2000.
The line of credit consists of two parts, the first facility is a $10,000,000 line of credit for working capital needs and the second facility is a reducing revolver loan for equipment acquisitions. The available amount under the reducing revolver loan declines in equal increments over 84 months. As of May 2, 1999, the Company had $9,285,713 available under the reducing revolver portion. The arrangement is collateralized by the Company's domestic assets and provides for financial and non-financial covenants. As of May 2, 1999, the Company had no borrowings outstanding under this credit facility. Through its foreign subsidiary, the Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling.



Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

(l)      Material Changes in Financial Condition
         ---------------------------------------

On May 2, 1999, Semtech Corporation (the Company) had working capital of $65,120,000, compared with $65,844,000 at January 31, 1999. The ratio of current assets to current liabilities at May 2, 1999, was 5.9 to 1, compared to 6.2 to 1 at January 31, 1999. The decline was primarily due to the Company's use of cash to repurchase stock.

In the first three months of fiscal year 2000, the Company used $4,759,000 of cash and cash equivalents. The decline in cash and cash equivalents was due to cash outlays for inventory, capital equipment, increased accounts receivable, year-end supplemental compensation relating to the prior fiscal year and the repurchase of 227,500 shares of the Company's common stock. Operating cash flow for the first three months of the year was a positive $2,030,000. During the first three months of fiscal 2000, the Company used cash of $1,229,000 to pay for capital equipment purchases.

Efforts by the Company over the past several years to increase Standard Semiconductor Product segment sales have been effective. New products have been introduced for use in a wide variety of computer, test and communications systems. In order to develop, design and manufacture new products, the Company had to make significant expenditures during the past four years. Such investments aimed at developing new products, including the hiring of many design and applications engineers and related equipment, will continue. Semtech fully intends to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. The Company plans to finance these expenditures with cash generated by operations and cash on-hand.


(2)  Material Changes in Results of Operations
     -----------------------------------------

The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Income for the three month periods ended May 2, 1999 and May 3, 1998.

THREE MONTH PERIOD ENDED MAY 2, 1999 COMPARED WITH THE THREE MONTH PERIOD ENDED
-------------------------------------------------------------------------------
MAY 3, 1998:
------------

INDUSTRY TRENDS AND OUTLOOK

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

The Company has grown significantly over the past five years due to new product developments, good relationships with strategic customers, focus on fast growing market segments and overall favorable industry conditions. Future growth by the Company will remain dependent on market conditions, economic factors, the ability to introduce new products and increase operating efficiencies. The overall health of the electronic components industry and the end-markets for electronic systems have a large influence on the Company's success. Significant weakness in the industry, end-markets or economic conditions will adversely affect the Company's financial performance.

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

RESULT OF OPERATIONS

Net Sales

Net sales for the first quarter ended May 2, 1999 were $33,044,000 compared to $29,534,000 in the first quarter ended May 3, 1998, an increase of 12%. The increase in revenues for the first quarter compared to the prior year period was due to continued improvement in the Company's ability to market and produce its products used in targeted end-market applications.

End-market applications for the Company's products sold during the first quarter of fiscal 2000 are estimated to be 40% computer, 28% communications, 23% industrial (which includes ATE), 6% military/aerospace and 3% foundry sales. For the prior year's first quarter, end-market applications were estimated to be 42% computer, 15% communications, 26% industrial, 11% military/aerospace and 6% foundry. The Company expects to derive more net sales from the communications market as specific product development and marketing efforts are made in this market.

Geographically, sales for the first three months of fiscal 2000 were approximately 38% domestic, 49% to Asian and 13% to European customers. For the first three months of last fiscal year, domestic sales were 55% of net sales, Asia was 31% and Europe was 14%. The increase in sales to Asia reflects the increased use of foreign-based subsidiaries and subcontractors by original equipment manufacturers (OEMs) for assembling their finished products. Due to this trend, the Company estimates that two-thirds of all shipments made into Asia are eventually exported out of the region in finished products.

New orders

New orders received during the first quarter of fiscal year 2000 were more than net shipments, resulting in a book-to-bill ratio of greater than 1 to 1. The book-to-bill ratio for the comparable three month period last year also exceeded 1 to 1. New orders received in the first quarter of this year reflected the general conditions of the major end-markets and the major manufacturers supplying these markets. Demand for the Company's Standard Semiconductor Product segment represented a majority of the new order activity during the quarter. Orders from ATE customers and the communications market showed the strongest relative strength within the first quarter of fiscal year 2000. For the first quarter of last fiscal year, ATE orders were the strongest relative end-market application for new orders.

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

COSTS AND EXPENSES

Cost of Sales

Gross profit margin as a percentage of net sales was 50% in the first quarter of fiscal 2000, compared to 49% in the same period last year. The improvement in gross margin is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from products introduced in the last year, and a favorable shift in product mix towards higher margin product lines. The product lines included in the Standard Semiconductor Product segment sell at higher gross margins than the overall corporate average.

Future trends that will effect the Company's gross margin include price changes over the life of the products, higher gross margins expected from new products and improved production efficiencies as a result of increased utilization. The Company has focused its efforts on increasing the number of new products introduced, particularly those which are proprietary or limited source in nature. The Company expects that prices for existing products will continue to decrease over their respective life cycles. The Company does believe it can further improve its consolidated gross margin to above 50% of net sales over the next twelve months. Such an expansion in gross margin assumes continued revenue growth, increased contribution from new products and additional manufacturing efficiencies.

Operating Expenses

Operating costs and expenses were at 30% of net sales in the first quarter of fiscal 2000, which was higher than the 27% in the first quarter of fiscal 1999. Included in the operating expenses for the first quarter ended May 3, 1998, are one-time costs of $255,000 associated with the acquisition of Acapella Limited.

Operating expenses for the first three months of fiscal year 2000 where higher than the comparable prior period due to increased spending in the areas of research and development, strategic marketing, and to a lesser degree in general and administrative functions. The Company continues to invest heavily in areas deemed critical for developing and marketing new products. The Company anticipates that spending on research and development will continue to increase over time.

Interest and Other Income

Interest and other income of $254,000 was realized in the quarter ended May 2, 1999, compared to interest and other income of $171,000 in the prior year's first quarter. Other income and expenses for both periods is primarily interest income.

Provision for Taxes

THE EFFECTIVE TAX RATE FOR THE FIRST QUARTERS OF FISCAL YEARS 2000 AND 1999 REMAINED CONSTANT AT 33%.

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

The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those suggested in such forward-looking statements as a result of various factors, including, but not limited to, the Company's ability to introduce new products, support existing and new customers, achieve manufacturing efficiencies, penetrate new markets and additional end-product applications, and the ability to use equity incentives to recruit and retain technical talent. In addition, external factors of risk include the overall health of the electronics industry, certain end-market applications (including personal computers and test systems), exposure to regional economic and political conditions and exposure to overall global economic conditions. As a result of these factors and other items of risk outlined in this Form 10-Q, the Company's future development efforts involve a high degree of uncertainty. GIVEN THESE UNCERTAINTIES, THE SHAREHOLDERS OF THE COMPANY ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency Risk. As a global enterprise, the Company faces exposure to adverse movements in foreign currency exchange rates. The Company's foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company's financial results.

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

Interest Rate Risk. The Company has a line of credit with a financial institution at an interest rate of 30 day commercial paper plus 2.2 percent. At any time, a sharp rise in interest rates could have a material adverse impact upon the Company's cost of working capital and the interest expense. The Company does not currently hedge this potential interest rate exposure. As of May 2, 1999 the Company had no long-term debt outstanding.

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

(a) The 1999 Annual Meeting of Shareholders of the Company was duly held on June 10, 1999.

(b) Inapplicable, as (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Act; (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement; and (iii) all of such nominees were duly elected.

(c) Not applicable.

(d) Not applicable.

Item 5.  Other Information
         -----------------

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

    11.1 -Computation of per share earnings - See Note 1 of Notes to   Unaudited
          Consolidated Condensed Financial Statements.

    27   -Financial Data Schedule, Article 5

(b) Reports on Form 8-K

   There were no reports on Form 8-K filed during the three months ended May 2, 1999.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: June 15, 1999                    /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       Chairman of the Board
                                       and Chief Executive Officer



Date:  June 15, 1999                   /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary