Form 10-Q
period 1999-08-01
SEMTECH CORP
filed 1999-09-14
CIK 88941

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  ____________



For Quarter Ended August 1, 1999               Commission File Number 1-6395
                  --------------                                      ------



                              SEMTECH CORPORATION
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Delaware                                         95-2119684
   --------------------------------                     ----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)


   652 Mitchell Road, Newbury Park, California                     91320
   ----------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


   Registrant's telephone number, including area code         (805) 498-2111
                                                         ----------------------



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



Number of shares of Common Stock, $0.01 par value, outstanding at August 1, 1999: 15,405,204.
       ----------

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of August 1, 1999, and the results of their operations and their cash flows for the three months and six months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)



                                                  Three Months Ended       Six Months Ended
                                                 ---------------------   ---------------------
                                                 August 1,   August 2,   August 1,   August 2,
                                                   1999        1998        1999        1998
----------------------------------------------------------------------------------------------
Net sales                                          $38,253     $25,539     $71,297     $55,073
Cost of sales                                       18,609      14,882      35,054      29,942
                                                   -------     -------     -------     -------
Gross profit                                        19,644      10,657      36,243      25,131
                                                   -------     -------     -------     -------
Operating costs and expenses -
Selling, general and administrative                  6,067       4,948      11,709       9,581
Product development and engineering                  4,527       3,320       8,644       6,265
One-time charges                                         -       1,330           -       1,585
                                                   -------     -------     -------     -------
Total operating costs and expenses                  10,594       9,598      20,353      17,431
                                                   -------     -------     -------     -------
Operating income                                     9,050       1,059      15,890       7,700
Interest and other income, net                         231         199         485         370
                                                   -------     -------     -------     -------
Income before taxes                                  9,281       1,258      16,375       8,070
Provision for taxes                                  3,063         420       5,404       2,695
                                                   -------     -------     -------     -------
Net income                                         $ 6,218     $   838     $10,971     $ 5,375
                                                   =======     =======     =======     =======

Earnings per share:
Basic                                                $0.41       $0.06       $0.73       $0.37
Diluted                                              $0.36       $0.05       $0.65       $0.34

Weighted average number of shares:
Basic                                               15,233      14,557      15,132      14,500
Diluted                                             17,306      15,499      16,986      15,592

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                      August 1,               January 31,
                                                                                         1999                     1999
                                                                                     (Unaudited)               (Audited)
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                              $ 40,955                  $41,035
Temporary investments                                                                     2,340                    1,648
Receivables, less allowances                                                             22,080                   15,414
Income taxes refundable                                                                     203                      258
Inventories                                                                              21,891                   16,803
Other current assets                                                                      2,404                    1,275
Deferred income taxes                                                                     2,442                    2,139
                                                                                       --------                  -------
Total current assets                                                                     92,315                   78,572
                                                                                       --------                  -------
Property, plant and equipment, net                                                       15,179                   13,417
Other assets                                                                                 78                       89
Deferred income taxes                                                                       441                      478
                                                                                       --------                  -------
TOTAL ASSETS                                                                           $108,013                  $92,556
                                                                                       ========                  =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                       $ 10,496                  $ 5,296
Accrued liabilities                                                                       4,868                    5,102
Income taxes payable                                                                        478                        -
Other current liabilities                                                                 1,986                    2,330
                                                                                       --------                  -------
Total current liabilities                                                                17,828                   12,728
                                                                                       --------                  -------
Other long-term liabilities                                                                  63                       57
                                                                                       --------                  -------
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value, 40,000,000 authorized
Issued and outstanding                                                                      153                      152
Additional paid-in capital                                                               37,257                   30,461
Retained earnings                                                                        56,433                   49,411
Treasury shares, at cost                                                                 (3,380)                       -
Accumulated other comprehensive income                                                     (341)                    (253)
                                                                                       --------                  -------
Total shareholders' equity                                                               90,122                   79,771
                                                                                       --------                  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $108,013                  $92,556
                                                                                       ========                  =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)




                                                                                           For the Six Months Ended
                                                                                -----------------------------------------------
                                                                                         August 1,                August 2,
                                                                                           1999                     1998
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities -
  Net income                                                                               $10,971                  $ 5,375
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                            1,996                    1,827
    Deferred income taxes                                                                     (266)                    (356)
    Loss on disposition of assets                                                                -                      569
    Non-cash portion of restructuring charge                                                     -                    2,366
  Changes in assets and liabilities:
    Receivables                                                                             (6,666)                  (1,139)
    Income taxes refundable                                                                     55                        -
    Inventories                                                                             (5,088)                  (3,767)
    Other assets                                                                            (1,118)                    (208)
    Accounts payable and accrued liabilities                                                 4,966                     (774)
    Income taxes payable                                                                     5,321                    1,141
    Other current liabilities                                                                 (344)                    (208)
                                                                                           -------                  -------
     Net cash provided by operating activities                                               9,827                    4,826
                                                                                           -------                  -------
Cash flows from investing activities -
  Temporary cash investments                                                                  (692)                     457
  Additions to property, plant and equipment                                                (3,758)                  (3,157)
                                                                                           -------                  -------
     Net cash used by investing activities                                                  (4,450)                  (2,700)
                                                                                           -------                  -------
Cash flows from financing activities -
  Repayment of debt                                                                              -                     (244)
  Exercise of stock options                                                                  4,623                    1,082
  Stock repurchase                                                                          (9,998)                       -
  Other long-term liabilities                                                                    6                       50
  Other                                                                                          -                      817
                                                                                           -------                  -------
     Net cash provided (used) by financing activities                                       (5,369)                   1,705
                                                                                           -------                  -------
Effect of exchange rate changes on cash                                                        (88)                      13
Net increase (decrease) in cash and cash equivalents                                           (80)                   3,844
Cash and cash equivalents at beginning of period                                            41,035                   18,808
                                                                                           -------                  -------
Cash and cash equivalents at end of period                                                 $40,955                  $22,652
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

                                    Three Months Ended                         Six Months Ended

                            August 1, 1999       August 2, 1998       August 1, 1999       August 2, 1998
-----------------------------------------------------------------------------------------------------------
Basic                       15,233,000           14,557,000           15,132,000           14,500,000
                            ==========           ==========           ==========           ==========
Diluted                     17,306,000           15,499,000           16,986,000           15,592,000
                            ==========           ==========           ==========           ==========


Options to purchase 14,000 and 1,918,500 shares were not included in the computation of three months diluted net income per share for fiscal 2000 and fiscal 1999, respectively, because such options were considered anti-dilutive. For the six months diluted net income per share for fiscal 2000 and fiscal 1999, 44,500 and 808,500 shares, respectively, were not included in the computation because such options were considered anti-dilutive.


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

                                                            Three Months Ended                       Six Months Ended
                                                   -------------------------------------   -------------------------------------
Net Sales (in thousands)                            August 1, 1999      August 2, 1998      August 1, 1999      August 2, 1998
--------------------------------------------------------------------------------------------------------------------------------
Standard Semiconductor Products                      $33,017             $19,020             $60,647             $41,838
Rectifier and Assembly Products                        3,071               3,779               6,337               7,437
Other Products                                         2,165               2,740               4,313               5,798
                                                     -------             -------             -------             -------
Total Net Sales                                      $38,253             $25,539             $71,297             $55,073
                                                     =======             =======             =======             =======

                                                            Three Months Ended                       Six Months Ended
                                                   -------------------------------------   -------------------------------------
Operating Income (in thousands)                     August 1, 1999      August 2, 1998      August 1, 1999      August 2, 1998
--------------------------------------------------------------------------------------------------------------------------------
Standard Semiconductor Products                          $8,416              $  676             $14,802              $5,804
Rectifier and Assembly Products                             270                 235                 414                 761
Other Products                                              364                 148                 674               1,135
                                                         ------              ------             -------              ------
Total Net Sales                                          $9,050              $1,059             $15,890              $7,700
                                                         ======              ======             =======              ======


For the three months and six months ended August 1, 1999 and August 2, 1998, no one customer accounted for 10% or more of the Company's net sales. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

                                                            Three Months Ended                       Six Months Ended
                                                   -------------------------------------   -------------------------------------
Net Sales (in thousands)                            August 1, 1999      August 2, 1998      August 1, 1999      August 2, 1998
--------------------------------------------------------------------------------------------------------------------------------
Domestic                                             $12,623             $12,770             $25,345             $29,013
Asia-Pacific                                          20,083               9,704              36,208              18,860
European                                               5,547               3,065               9,744               7,200
                                                     -------             -------             -------             -------
Total Net Sales                                      $38,253             $25,539             $71,297             $55,073
                                                     =======             =======             =======             =======

Long lived assets located outside the United States at August 1, 1999 amount to $3,441,444.


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


                                 Raw         Work in    Finished     Total
(thousands)                   Materials      Process      Goods
------------------------------------------------------------------------------
August 1, 1999
Gross inventories              $1,411         $14,762     $10,153    $26,327
Total reserves                   (426)         (1,599)     (2,411)    (4,436)
                               ------         -------     -------    -------
 Net inventories               $  985         $13,163     $ 7,743    $21,891
                               ======         =======     =======    =======
January 31, 1999
Gross inventories              $1,879         $ 9,906     $ 9,016    $20,801
Total reserves                   (426)         (1,329)     (2,243)    (3,998)
                               ------         -------     -------    -------
 Net inventories               $1,453         $ 8,577     $ 6,773    $16,803
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

                                              Three Months Ended                          Six Months Ended
                                    ----------------------------------------   ---------------------------------------
                                    August 1, 1999            August 2, 1998   August 1, 1999           August 2, 1998
----------------------------------------------------------------------------------------------------------------------
Net Income                             $ 6,218                    $ 838           $ 10,971                 $ 5,375

Change in foreign currency
 translation                               (18)                     (61)               (88)                     13
                                       -------                    -----           --------                 -------
Comprehensive Income                   $ 6,200                    $ 777           $ 10,883                 $ 5,388
                                       =======                    =====           ========                 =======


6. Stock Repurchase
-------------------


Just prior to the end of the second quarter of fiscal year 2000, the Company announced that it had completed the $10 million stock repurchase that was originally announced on February 2, 1999. The Company also announced that its Board of Directors has approved the repurchase of an additional $10 million of its common stock. Of the 295,500 shares repurchased as of August 1, 1999, the Company had reissued 226,460 shares to cover the exercise of employee stock options.

7. Lines of Credit
------------------

In August of 1998, the Company agreed to a new credit arrangement with a financial institution for borrowings up to $20,000,000 at an interest rate of 30 day commercial paper plus 2.2 percent that is available through August 2000.
The line of credit consists of two parts. The first facility is a $10,000,000 line of credit for working capital needs and the second facility is a reducing revolver loan for equipment acquisitions. The available amount under the reducing revolver loan declines in equal increments over 84 months. As of August 1, 1999, the Company had $8,928,570 available under the reducing revolver portion. The arrangement is collateralized by the Company's domestic assets and provides for financial and non-financial covenants. As of August 1, 1999, the Company had no borrowings outstanding under this credit facility. Through its foreign subsidiary, the Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling.


8. Subsequent Events
--------------------

On August 24, 1999, the Company announced a two-for-one stock split in the form of a 100 percent stock dividend. Shareholders of record on August 30, 1999, will be issued a certificate representing one additional share of common stock for each share of common stock held on the record date. The additional shares will be mailed or delivered on or about September 14, 1999, by the Company's transfer agent.

In response to the planned August 1999 two-for-one stock split and likely future needs, the Company is asking shareholders to approve an amendment to the Company's Certificate of Incorporation, increasing the number of shares of Common Stock which the Company is authorized to issue from 40,000,000 to 100,000,000. The Special Meeting of Shareholders associated with this request will be held at the Company's offices located at 652 Mitchell Road, Newbury Park, California 91320 on September 27, 1999 at 12:00 p.m. local time.

On September 9, 1999, the Company announced that it had completed the acquisition of Practical Sciences, Inc., a high-speed communications design firm located in California. The acquisition will be accounted for as a purchase. Under the terms of the agreement, Practical Sciences, Inc. shareholders will receive 5,000 shares of Semtech common stock. The Company's acquisition of Practical Sciences is not expected to have a material impact on Semtech's near-term operating results.


Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------


(l)      Material Changes in Financial Condition
         ---------------------------------------

On August 1, 1999, Semtech Corporation (the Company) had working capital of $74,487,000, compared with $65,844,000 at January 31, 1999. The ratio of current assets to current liabilities at August 1, 1999, was 5.2 to 1, compared to 6.2 to 1 at January 31, 1999. The decline was primarily due to the Company's use of cash to repurchase stock.

In the first six months of fiscal year 2000, the Company used $80,000 of cash and cash equivalents. The decline in cash and cash equivalents was due to cash outlays for inventory, capital equipment, increased accounts receivable, year-end supplemental compensation relating to the prior fiscal year and the repurchase of 295,500 shares of the Company's common stock. Operating cash flow for the first six months of the year was a positive $9,827,000. During the first six months of fiscal 2000, the Company used cash of $3,758,000 to pay for capital equipment purchases.

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


(2)  Material Changes in Results of Operations
     -----------------------------------------

The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Income for the three month and six month periods ended August 1, 1999 and August 2, 1998.

THREE MONTH AND SIX MONTH PERIODS ENDED AUGUST 1, 1999 COMPARED WITH THE THREE
------------------------------------------------------------------------------
MONTH SIX MONTH PERIODS ENDED AUGUST 2, 1998:
---------------------------------------------

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


RESULT OF OPERATIONS

Net Sales

Net sales for the second quarter ended August 1, 1999 were $38,253,000, which compared to $25,539,000 in the second quarter ended August 2, 1998, an increase of 50%. Net sales for the six months ended August 1, 1999 were $71,297,000 compared to $55,073,000 for the six months ended August 2, 1998, a 30% increase.

The increase in net sales for the second quarter and first half of fiscal year 2000 as compared to the prior year was due to continued improvement in the Company's ability to market and produce its products used in targeted end-market applications. The Company has also benefited from favorable market conditions in the overall components industry.

End-market applications for the Company's products sold during the second quarter of fiscal 2000 are estimated to be 40% computer, 30% communications, 23% industrial (which includes ATE), and 7% for all other applications, including military/aerospace and foundry sales. End-market applications for the six months ended August 1, 1999 where 40% computer, 29% communications, 23% industrial and 8% for all other applications. End-market applications for the prior year's second quarter were estimated to be 44% computer, 17% communications, 21% industrial and 18% for all other applications. For the comparable six month period of last year, sales were estimated to be 43% computer, 16% communications, 24% industrial, 17% for all other. The Company expects to derive more net sales from the communications market as specific product development and marketing efforts are made in this market.

Geographically, sales for the second quarter of fiscal 2000 were approximately 33% domestic, 53% Asian and 14% European. For the first six months of fiscal year 2000, sales were approximately 35% domestic, 51% Asian and 14% to European customers. For the second quarter and first six months of last fiscal year, domestic sales were 50% and 53% of net sales, Asia was 38% and 34%, and Europe was 12% and 13%, respectively. The increase in sales to Asia reflects the increased use of foreign-based subsidiaries and subcontractors by original equipment manufacturers (OEMs) for assembling their finished products. Due to this trend, the Company estimates that two-thirds of all shipments made into Asia are eventually exported out of the region in finished products.

New orders

New orders received during the second quarter and first half of fiscal year 2000 were more than net shipments, resulting in a book-to-bill ratio of greater than 1 to 1. The book-to-bill ratio for the comparable periods last year where both below 1 to 1. New orders received in the second quarter and first half of this year reflected the general strength in all the major end-markets and the demand from manufacturers supplying these markets. Demand for the Company's Standard Semiconductor Product segment represented a majority of the new order activity during the second quarter and the six month period ended August 1, 1999. Orders from ATE customers and the communications market showed the strongest relative strength within the second quarter of fiscal year 2000. For the second quarter of last fiscal year, the Company experienced a severe decline in new orders, due largely to weakness in the ATE and computer markets.

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

COSTS AND EXPENSES

Cost of Sales

Gross profit margin as a percentage of net sales was 51% in the second quarter and first half of fiscal 2000. This compared to 42% in the second quarter of last year and 46% of net sales for the first six months of last year. The improvement in gross margin is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from products introduced in the last year, and a favorable shift in product mix towards higher margin product lines. Gross profit margin was unfavorably impacted in the second quarter of last year by poor market conditions that resulted in a sequential decline in net sales and the write-down of inventory.

As net sales derived from the Standard Semiconductor Product segment increase in future periods, gross profit margin as a percentage of net sales is expected to increase. Standard Semiconductor Products as a whole sell at higher gross margins than the overall corporate average.

Future trends that will effect the Company's gross margin include price changes over the life of the products, higher gross margins expected from new products and improved production efficiencies as a result of increased utilization. The Company has focused its efforts on increasing the number of new products introduced, particularly those which are proprietary or limited source in nature. The Company expects that prices for existing products will continue to decrease over their respective life cycles. The Company does believe it can further improve its consolidated gross margin to above 51% of net sales over the next twelve months. Such an expansion in gross margin assumes continued revenue growth, increased contribution from new products and additional manufacturing efficiencies.

Operating Expenses

Operating costs and expenses, as a percentage of net sales, were at 28% and 29% of net sales in the second quarter and first six months of fiscal 2000, respectively. Operating costs and expenses for the second quarter of fiscal year 1999 were 38% of net sales and 32% of net sales for the first half of fiscal year 1999. Included in the operating expenses for the six months ended August 2, 1998, are one-time costs of $255,000 associated with the acquisition of Acapella Limited and $1,330,000 related to restructuring and the write-down of long-lived assets.

Operating expenses, as a percentage of net sales, for the first six months of fiscal year 2000 are lower than prior year levels due to higher shipment rates and better efficiencies. Increased spending in the areas of research and development, strategic marketing, and to a lesser degree in general and administrative functions caused operating expenses as a percentage of net sales to be higher than historical averages in both fiscal years 2000 and 1999. The Company continues to invest heavily in areas deemed critical for developing and marketing new products. While the Company anticipates that spending on research and development and other operating functions will continue to increase over time, operating expenses as a percentage of net sales should remain in the range of 27-30% if revenue growth objectives are achieved.

Interest and Other Income

Interest and other income of $231,000 and $485,000, respectively, was realized in the three and six month periods ended August 1, 1999. For the three and six month periods ended August 2, 1998, interest and other income was $199,000 and $370,000, respectively. Other income and expenses for all periods is primarily interest income.

Provision for Taxes

The effective tax rate for the first three and six months of fiscal years 2000 and 1999 remained constant at 33%.

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

Semtech has completed a comprehensive program intended to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on Semtech's operations as a result of the century change. Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to December 1999.

Semtech's computer system interfaces with the computers and technology of different companies, including those of foreign companies. The Company considers the Year 2000 readiness of its foreign customers and vendors of particular importance given the general concern that the computer systems abroad may not be as prepared as those in domestic operations to handle the century change. As part of its Year 2000 compliance program, Semtech has contacted its significant vendors and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. The Company plans to have all Year 2000 compliance testing and any necessary conversions completed by December 1999.

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

Semtech has developed contingency plans to handle a Year 2000 system failure of its information and non-information technology systems and to handle necessary interactions with the computers and technology of any integral non-complying third party.


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

Interest Rate Risk. The Company has a line of credit with a financial institution at an interest rate of 30 day commercial paper plus 2.2 percent. At any time, a sharp rise in interest rates could have a material adverse impact upon the Company's cost of working capital and the interest expense. The Company does not currently hedge this potential interest rate exposure. As of August 1, 1999 the Company had no long-term debt outstanding.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

    11.1 -Computation of per share earnings - See Note 1 of Notes to   Unaudited
          Consolidated Condensed Financial Statements.

    27   -Financial Data Schedule, Article 5

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the three months ended August 1, 1999.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: September 14, 1999               /s/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       Chairman of the Board
                                       and Chief Executive Officer



Date:  September 14, 1999              /s/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary