Form 10-Q
period 1999-10-31
SEMTECH CORP
filed 1999-12-15
CIK 88941

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  ____________



For Quarter Ended October 31, 1999               Commission File Number 1-6395
                  ----------------                                      ------



                              SEMTECH CORPORATION
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                           95-2119684
--------------------------------                      ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification Number)


652 Mitchell Road, Newbury Park, California                    91320
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


   Registrant's telephone number, including area code       (805) 498-2111
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



Number of shares of Common Stock, $0.01 par value, outstanding at December 14, 1999: 31,885,821.
       ----------

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of October 31, 1999, and the results of their operations and their cash flows for the three months and nine months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)



                                                     Three Months Ended           Nine Months Ended
                                                  -------------------------   -------------------------
                                                   October 31,   November 1,   October 31,   November 1,
                                                      1999          1998          1999          1998
-------------------------------------------------------------------------------------------------------
Net sales                                            $47,072       $28,535      $118,369       $83,608
Cost of sales                                         22,087        14,747        57,141        44,689
                                                     -------       -------      --------       -------
Gross profit                                          24,985        13,788        61,228        38,919
                                                     -------       -------      --------       -------
Operating costs and expenses -
Selling, general and administrative                    7,173         5,147        18,882        14,728
Product development and engineering                    5,532         3,689        14,176         9,954
One-time charges                                           -             -             -         1,585
                                                     -------       -------      --------       -------
Total operating costs and expenses                    12,705         8,836        33,058        26,267
                                                     -------       -------      --------       -------
Operating income                                      12,280         4,952        28,170        12,652
Interest and other income, net                           244           182           729           552
                                                     -------       -------      --------       -------
Income before taxes                                   12,524         5,134        28,899        13,204
Provision for taxes                                    4,133         1,715         9,537         4,410
                                                     -------       -------      --------       -------
Net income                                           $ 8,391       $ 3,419      $ 19,362       $ 8,794
                                                     =======       =======      ========       =======

Earnings per share:
Basic                                                  $0.27         $0.12         $0.64         $0.30
Diluted                                                $0.24         $0.11         $0.56         $0.28

Weighted average number of shares:
Basic                                                 30,933        29,390        30,486        29,132
Diluted                                               35,543        31,326        34,625        31,262

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                                          October 31,              January 31,
                                                                              1999                     1999
                                                                           (Unaudited)               (Audited)
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                    $ 43,826                  $41,035
Temporary investments                                                           9,210                    1,648
Receivables, less allowances                                                   26,080                   15,414
Income taxes refundable                                                             -                      258
Inventories                                                                    25,345                   16,803
Other current assets                                                            2,082                    1,275
Deferred income taxes                                                           4,161                    2,139
                                                                             --------                  -------
Total current assets                                                          110,704                   78,572
Property, plant and equipment, net                                             15,843                   13,417
Other assets                                                                      288                       89
Deferred income taxes                                                             161                      478
                                                                             --------                  -------
TOTAL ASSETS                                                                 $126,996                  $92,556
                                                                             ========                  =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                             $ 10,914                  $ 5,296
Accrued liabilities                                                             8,198                    5,102
Income taxes payable                                                              647                        -
Other current liabilities                                                       2,635                    2,330
                                                                             --------                  -------
Total current liabilities                                                      22,394                   12,728
Other long-term liabilities                                                        66                       57
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value, 40,000,000 authorized
Issued and outstanding                                                            151                      152
Additional paid-in capital                                                     43,071                   30,461
Retained earnings                                                              63,246                   49,411
Treasury shares, at cost                                                       (1,631)                       -
Accumulated other comprehensive income                                           (301)                    (253)
                                                                             --------                  -------
Total shareholders' equity                                                    104,536                   79,771
                                                                             --------                  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $126,996                  $92,556
                                                                             ========                  =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)




                                                                                               For the Nine Months Ended
                                                                                      --------------------------------------------
                                                                                           October 31,              November 1,
                                                                                               1999                     1998
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                 $ 19,362                  $ 8,794
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                               3,009                    2,775
    Deferred income taxes                                                                      (1,705)                    (317)
    Non-cash portion of restructuring charge                                                        -                    2,366
  Changes in assets and liabilities, net of acquisition:
    Receivables                                                                               (10,666)                  (1,917)
    Income taxes refundable                                                                       258                        -
    Inventories                                                                                (8,542)                  (1,695)
    Other assets                                                                               (1,006)                     (95)
    Accounts payable and accrued liabilities                                                    8,714                     (551)
    Income taxes payable                                                                       10,389                    1,878
    Other current liabilities                                                                     305                      343
                                                                                             --------                  -------
   Net cash provided by operating activities                                                   20,118                   11,581
                                                                                             --------                  -------
Cash flows from investing activities:
  Temporary cash investments                                                                   (7,562)                     846
  Additions to property, plant and equipment                                                   (5,435)                  (4,542)
                                                                                             --------                  -------
   Net cash used in investing activities                                                      (12,997)                  (3,696)
                                                                                             --------                  -------
Cash flows from financing activities:
  Exercise of stock options                                                                     8,777                    1,735
  Stock repurchase                                                                            (13,418)                       -
  Other long-term liabilities                                                                       9                       19
  Other                                                                                           349                      573
                                                                                             --------                  -------
   Net cash provided by(used in) financing activities                                          (4,283)                   2,327
                                                                                             --------                  -------
Effect of exchange rate changes on cash                                                           (47)                       7
Net increase in cash and cash equivalents                                                       2,791                   10,219
Cash and cash equivalents at beginning of period                                               41,035                   18,808
                                                                                             --------                  -------
Cash and cash equivalents at end of period                                                   $ 43,826                  $29,027
                                                                                             ========                  =======

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

                                      Three Months Ended                         Nine Months Ended
                              October 31, 1999     November 1, 1998     October 31, 1999     November 1, 1998
-------------------------------------------------------------------------------------------------------------

Basic                             30,933,000           29,390,000           30,486,000           29,132,000
                                  ==========           ==========           ==========           ==========
Diluted                           35,543,000           31,326,000           34,625,000           31,262,000
                                  ==========           ==========           ==========           ==========


Options to purchase 10,000 and 1,919,000 shares were not included in the computation of three months diluted net income per share for fiscal 2000 and fiscal 1999, respectively, because such options were anti-dilutive. For the nine months diluted net income per share for fiscal 2000 and fiscal 1999, 66,000 and 809,000 shares, respectively, were not included in the computation because such options were anti-dilutive.


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

The accounting policies of the segments are the same as the Company's accounting policies for financial reporting purposes. The Company evaluates segment performance based on net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income).

The Company does not track or assign assets to individual reportable segments. Likewise, depreciation expense and capital additions are also not tracked by reportable segments.

                                                            Three Months Ended                       Nine Months Ended
                                                   -------------------------------------   -------------------------------------
Net Sales (in thousands)                           October 31, 1999    November 1, 1998    October 31, 1999    November 1, 1998
--------------------------------------------------------------------------------------------------------------------------------
Standard Semiconductor Products                        $42,366             $22,116            $103,013             $63,954
Rectifier and Assembly Products                          2,824               3,255               9,161              10,692
Other Products                                           1,882               3,164               6,195               8,962
                                                       -------             -------            --------             -------

Total Net Sales                                        $47,072             $28,535            $118,369             $83,608
                                                       =======             =======            ========             =======

                                                            Three Months Ended                       Nine Months Ended
                                                   -------------------------------------   -------------------------------------
Operating Income (in thousands)                    October 31, 1999    November 1, 1998    October 31, 1999    November 1, 1998
--------------------------------------------------------------------------------------------------------------------------------
Standard Semiconductor Products                          $11,999              $4,062             $26,801             $ 9,866
Rectifier and Assembly Products                              105                 577                 519               1,338
Other Products                                               176                 313                 850               1,448
                                                         -------              ------             -------             -------
Total Net Sales                                          $12,280              $4,952             $28,170             $12,652
                                                         =======              ======             =======             =======


For the three months and nine months ended October 31, 1999 and November 1, 1998, no one customer accounted for 10% or more of the Company's net sales. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

                                                            Three Months Ended                       Nine Months Ended
                                                   -------------------------------------   -------------------------------------
Net Sales (in thousands)                           October 31, 1999    November 1, 1998    October 31, 1999    November 1, 1998
--------------------------------------------------------------------------------------------------------------------------------
Domestic                                                 $15,628             $11,985            $ 40,973             $40,998
Asia-Pacific                                              25,795              13,126              62,003              31,986
European                                                   5,649               3,424              15,393              10,624
                                                         -------             -------            --------             -------
Total Net Sales                                          $47,072             $28,535            $118,369             $83,608
                                                         =======             =======            ========             =======

Long lived assets located outside the United States at October 31, 1999 amounted to approximately $4.4 million.

3.  Temporary Investments
-------------------------

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


                                          Raw             Work in            Finished           Total
(In thousands)                          Materials         Process              Goods
--------------------------------------------------------------------------------------------------------
October 31, 1999
Gross inventories                        $1,380            $18,976            $10,725            $31,081
Total reserves                             (426)            (1,919)            (3,391)            (5,736)
                                         ------            -------            -------            -------
 Net inventories                         $  954            $17,057            $ 7,334            $25,345
                                         ======            =======            =======            =======
January 31, 1999

Gross inventories                        $1,879            $ 9,906            $ 9,016            $20,801
Total reserves                             (426)            (1,329)            (2,243)            (3,998)
                                         ------            -------            -------            -------
 Net inventories                         $1,453            $ 8,577            $ 6,773            $16,803
                                         ======            =======            =======            =======


5.  Comprehensive Income
------------------------

On February 2, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". For year-end financial statements, SFAS No. 130 requires that net income and all other non-owner changes in equity be displayed in a financial statement with the same prominence as other consolidated financial statements. In addition, the standard requires companies to display the components of comprehensive.

                                               Three Months Ended                         Nine Months Ended
                                    ----------------------------------------   ----------------------------------------
                                     October 31, 1999     November 1, 1998      October 31, 1999      November 1, 1998
-----------------------------------------------------------------------------------------------------------------------
Net Income                                $8,391               $3,419               $19,362               $ 8,794
Change in foreign currency
 translation                                  40                   (6)                  (48)                  132
                                          ------               ------               -------               -------
Comprehensive Income                      $8,431               $3,413               $19,314               $10,355
                                          ======               ======               =======               =======


6. Stock Repurchase
-------------------


During the second quarter of fiscal year 2000, the Company announced that it had completed the $10 million stock repurchase that was originally announced on February 2, 1999. The Company also announced that its Board of Directors has approved the repurchase of an additional $10 million of its common stock. As of October 31, 1999, 701,000 shares were repurchased for approximately $13.8 million. Through October 31, 1999, the Company had reissued 652,560 shares to cover the exercise of employee stock options. As of December 3, 1999, 688,750 shares had been reissued to cover exercise of stock options. On December 3, 1999, the Company announced that it had cancelled its stock repurchase program. The program was cancelled to complete the acquisition of USAR Systems Inc. as a pooling-of-interests.

7. Lines of Credit
------------------

In August of 1998, the Company agreed to a credit arrangement with a financial institution for borrowings up to $20,000,000 at an interest rate of 30 day commercial paper plus 2.2 percent, and is available through August 2000. The line of credit consists of two facilities. The first facility is a $10,000,000 line of credit for working capital needs and the second facility is a reducing revolver loan for equipment acquisitions. The available amount under the reducing revolver loan declines in equal increments over 84 months. As of October 31, 1999, the Company had $8,690,470 available under the reducing revolver portion. The arrangement is collateralized by the Company's domestic assets and provides for financial and non-financial covenants. As of October 31, 1999, the Company had no borrowings outstanding under either credit facility. Through its foreign subsidiary, the Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling.


8. Acquisition
--------------

Semtech purchased Practical Sciences, an Oxnard, California based communication design firm. Semtech issued 5,000 shares in exchange for all of the issued and outstanding shares of common stock of Practical Sciences.

Goodwill of $254,000 represents the excess of purchase price over the net assets acquired and is being amortized over seven years. The purchase was made to strengthen the Company's ability to design circuits for use in communications applications.


9. Subsequent Events
--------------------

On November 26, 1999, the Company purchased a parcel of land located in Camarillo, California for approximately $5.1 million. The land will be used to build a new corporate headquarters.

On December 3, 1999, the Company announced that it had cancelled its stock repurchase program. The program was cancelled to complete the acquisition of USAR Systems Inc. as a pooling-of-interests.

On December 6, 1999, the Company acquired USAR Systems (USAR), a system-level designer of firmware (the combination of software and hardware) for use in portable systems. Semtech issued 495,000 shares in exchange for all the issued and outstanding shares of USAR to be accounted for as a pooling-of-interests transaction. The Company incurred approximately $500,000 in costs related to this acquisition.


Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------


(l)  Material Changes in Financial Condition
     ---------------------------------------

On October 31, 1999, Semtech Corporation (the Company) had working capital of $88,310,000, compared with $65,844,000 at January 31, 1999. The ratio of current assets to current liabilities at October 31, 1999, was 4.9 to 1, compared to 6.2 to 1 at January 31, 1999. The decline was primarily due to the Company's use of cash to repurchase stock and invest in capital equipment.

In the first nine months of fiscal year 2000, the Company generated $2.8 million of cash and cash equivalents. The increase in cash and cash equivalents was due to profitability for the same period, partially offset by cash outlays for inventory, capital equipment, increased accounts receivable, year-end supplemental compensation relating to the prior fiscal year and the repurchase of 701,000 shares of the Company's common stock. Operating cash flows for the first nine months of the year was a positive $20,118,000. During the first nine months of fiscal 2000, the Company used cash of $5,435,000 to pay for capital equipment purchases.

Efforts by the Company over the past several years to increase Standard Semiconductor Product segment sales have been effective. New products have been introduced for use in a wide variety of computer, test and communications systems. In order to develop, design and manufacture new products, the Company had to make significant expenditures during the past four years. Such investments aimed at developing new products, including the hiring of many design and applications engineers and related equipment, will continue. Semtech fully intends to continue investing in those areas that have shown potential for viable and profitable market opportunities. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. The Company plans to finance these expenditures with cash generated by operations and cash on-hand.


(2)  Material Changes in Results of Operations
     -----------------------------------------

The following information is provided to further explain certain financial information shown in the Consolidated Condensed Statements of Income for the three month and nine month periods ended October 31, 1999 and November 1, 1998.

THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 1999 COMPARED WITH THE
---------------------------------------------------------------------------
THREE MONTH AND NINE MONTH PERIODS ENDED NOVEMBER 1, 1998:
----------------------------------------------------------

INDUSTRY TRENDS AND OUTLOOK

As a result of industry-wide trends to lower operating voltages, sub-micron IC process technology and higher bandwidths, there has been increased need for complex power management, protection, interface and communication solutions.
The Company has been successful in meeting the needs of customers requiring high-performance analog and mixed-signal solutions. However, with the increased demand for these solutions has come added competition.

The Company has grown significantly over the past five years due to new product developments, good relationships with strategic customers, focus on fast growing market segments and overall favorable industry conditions. Future growth by the Company will remain dependent on market conditions, economic factors, the ability to introduce new products and to increase operating efficiencies. The overall health of the electronic components industry and the end-markets for electronic systems have a large influence on the Company's success. Significant weakness in the industry, end-markets or economic conditions will adversely affect the Company's financial performance.

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

Typical of the semiconductor industry, the Company has experienced declines in average selling prices over the life of its product lines. Efforts to offset this decline include increasing units shipped, finding new applications for existing products and the introduction of new products. Management will continue to take steps to offset the impact of declines in average selling prices, however, there is no assurance that these efforts will be successful.


RESULT OF OPERATIONS

Net Sales

Net sales for the third quarter ended October 31, 1999 were $47,072,000, which compared to $28,535,000 in the third quarter ended November 1, 1998, an increase of 65%. Net sales for the nine months ended October 31, 1999 were $118,369,000 compared to $83,608,000 for the nine months ended November 1, 1998, a 42% increase.

The increase in net sales for the third quarter and for the nine months of fiscal year 2000 as compared to the prior year was due to continued improvement in the Company's ability to market and produce its products used in targeted end-market applications. The Company has also benefited from favorable market conditions in the overall semiconductor industry.

End-market applications for the Company's products during the third quarter of fiscal 2000 are estimated to be 43% computer, 29% communications, 23% industrial (which includes ATE) and 5% for all other applications, including military/aerospace and foundry sales. End-market applications for the nine months ended October 31, 1999 where 42% computer, 29% communications, 23% industrial and 6% for all other applications. End-market applications for the prior year's third quarter were estimated to be 48% computer, 21% communications, 18% industrial and 13% for all other applications. For the comparable nine month period of last year, sales were estimated to be 47% computer, 18% communications, 22% industrial, 13% for all other. The Company expects to derive more net sales from the communications market as specific product development and marketing efforts are made in this market.

Geographically, sales for the third quarter of fiscal 2000 were approximately 33% domestic, 55% Asian and 12% European. For the first nine months of fiscal year 2000, sales were approximately 35% domestic, 52% Asian and 13% to European customers. For the third quarter and first nine months of last fiscal year, domestic sales were 42% and 49% of net sales, Asia was 46% and 38%, and Europe was 12% and 13%, respectively. The increase in sales to Asia reflects the increased use of foreign-based subsidiaries and subcontractors by original equipment manufacturers (OEMs) for assembling their finished products. Due to this trend, the Company estimates that two-thirds of all shipments made into Asia are eventually exported out of the region in finished products.

New Orders

New orders received during the third quarter and first nine months of fiscal year 2000 were more than net shipments, resulting in a book-to-bill ratio of greater than 1 to 1. The book-to-bill ratio for the comparable third quarter of last year was greater than 1 to 1, and below 1 to 1 for the nine month period. New orders received in the third quarter and first three quarters of this year reflected the general strength in all the major end-markets and the demand from manufacturers supplying these markets. Demand for the Company's Standard Semiconductor Product segment represented a majority of the new order activity during the third quarter and the nine month period ended October 31, 1999. Orders for power management and protection circuits showed the strongest relative strength within the third quarter of fiscal year 2000. For the third quarter of fiscal year 1999, the Company experienced a rebound in new orders from the prior quarter, due largely to weakness in the ATE and computer markets.

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

COSTS AND EXPENSES

Cost of Sales

Gross profit as a percentage of net sales was 53% in the third quarter and 52% for the first three quarters of fiscal 2000. This compared to 48% in the third quarter and 47% of net sales for the first nine months of last year. The improvement in gross margin is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from products introduced in the last year, and a favorable shift in product mix towards higher margin product lines. Gross profit margin was favorably impacted in the third quarter of last year by a sequential rebound in net sales over the second quarter of fiscal 1999 results that included poor-market conditions and the write-down of inventory.

As net sales from the Standard Semiconductor Product segment increase in future periods, gross profit margin as a percentage of net sales is expected to increase. Standard Semiconductor Products as a whole sell at higher gross margins than the overall corporate average.

Future trends that will effect the Company's gross margin include price changes over the life of the products, higher gross margins expected from new products and improved production efficiencies as a result of increased utilization. The Company has focused its efforts on increasing the number of new products, particularly those which are proprietary or limited source in nature. The Company expects that prices for existing products will continue to decrease over their respective life cycles. The Company does believe it can further improve its consolidated gross margin to above the current level over the next twelve months. Such an expansion in gross margin assumes continued revenue growth, increased contribution from new products and additional manufacturing efficiencies.

Operating Expenses

Operating costs and expenses, as a percentage of net sales, were at 27% and 28% of net sales in the third quarter and first nine months of fiscal 2000, respectively. Operating costs and expenses for the third quarter and first nine months of fiscal year 1999 were 31% of net sales, respectively. Included in the operating expenses for the nine months ended November 1, 1998, are one-time costs of $255,000 associated with the acquisition of Acapella Limited and $1,330,000 related to restructuring and the write-down of long-lived assets.

Operating expenses, as a percentage of net sales, for the first three and nine months of fiscal year 2000 are lower than prior year levels due to higher shipment rates and better efficiencies. Increased spending in the areas of research and development, strategic marketing, and to a lesser degree in general and administrative functions caused operating expenses as a percentage of net sales to be higher than historical averages in both fiscal years 2000 and 1999. The Company continues to invest heavily in areas deemed critical for developing and marketing new products. While the Company anticipates that spending on research and development and other operating functions will continue to increase over time, operating expenses as a percentage of net sales should remain in the range of 27-30% if revenue growth objectives are achieved.

Interest and Other Income

Interest and other income of $244,000 and $729,000, respectively, was realized in the three and nine month periods ended October 31, 1999. For the three and nine month periods ended November 1, 1998, interest and other income was $182,000 and $552,000, respectively. Other income and expenses for all periods is primarily interest income.

Provision for Taxes

The effective tax rate for the first three and nine months of fiscal years 2000 and 1999 remained constant at 33%.

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

Semtech has completed a comprehensive program intended to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and have a material adverse effect on Semtech's operations as a result of the century change. Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or has been replaced with software that is Year 2000 compliant.

Semtech's computer system interfaces with the computers and technology of different companies, including those of foreign companies. The Company considers the Year 2000 readiness of its foreign customers and vendors of particular importance given the general concern that the computer systems abroad may not be as prepared as those in domestic operations to handle the century change. As part of its Year 2000 compliance program, Semtech has contacted its significant vendors and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. As of December 1999, the Company has all Year 2000 compliance testing and any necessary conversions completed.

Semtech estimates the costs to reprogram, replace and test its information and non-information technology systems for Year 2000 compliance has been between $100,000 and $150,000 over the life of the project. However, such expenditures could increase materially if any undetected problems or vendor issues arise. Costs incurred in connection with Year 2000 compliance efforts are expensed as incurred.

Semtech anticipates that its information technology and non-information technology systems are Year 2000 compliant, though no assurances can be given that compliance testing will not detect unanticipated problems. The Company has evaluated the Year 2000 compliance status of its top 25 third party suppliers. Based on these evaluations, the Company can only approximate the likelihood of third party system failures. A system failure by any of Semtech's significant customers or vendors could have a material adverse effect on the Company's operations.

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

The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those suggested in such forward-looking statements as a result of various factors, including, but not limited to, the Company's ability to introduce new products, support existing and new customers, achieve manufacturing efficiencies, penetrate new markets and additional end-product applications, and the ability to use equity incentives to recruit and retain technical talent. In addition, external factors of risk include the overall health of the electronics industry, risks associated with Year 2000, certain end-market applications (including personal computers and test systems), exposure to regional economic and political conditions and exposure to overall global economic conditions. As a result of these factors and other items of risk outlined in this Form 10-Q, the Company's future operations development efforts involve a high degree of uncertainty. GIVEN THESE UNCERTAINTIES, THE SHAREHOLDERS OF THE COMPANY ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.


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

Interest Rate Risk. The Company has a line of credit with a financial institution at an interest rate of 30 day commercial paper plus 2.2 percent. At any time, a sharp rise in interest rates could have a material adverse impact upon the Company's cost of working capital and the interest expense. The Company does not currently hedge this potential interest rate exposure. As of October 31, 1999 the Company had no debt outstanding.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The 1999 Annual Meeting of Shareholders of the Company was duly held on June 10, 1999. A special meeting of shareholders was held on October 12, 1999 to approve an amendment to increase the Company's authorized shares of common stock available for issuance.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

    11.1 -Computation of per share earnings - See Note 1 of Notes to Unaudited Consolidated Condensed Financial Statements.

    27   -Financial Data Schedule, Article 5

(b) Reports on Form 8-K

   There were no reports on Form 8-K filed during the three months ended October 31, 1999.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: December 15, 1999                /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       Chairman of the Board
                                       and Chief Executive Officer



Date:  December 15, 1999               /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary