Form 10-K405
period 2000-01-30
SEMTECH CORP
filed 2000-04-28
CIK 88941

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2000

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

Yes  X    No _____
    ----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ X ]

Aggregate market value of voting stock held by non affiliates of the registrant as of April 24, 2000 was $1,897,104,619 and the market price of the Registrant's stock was $58.19 per share. The number of shares outstanding of the Registrant's common stock was 32,601,901 at April 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant's annual meeting of shareholders on June 8, 2000.

This report on Form 10-K contains a total of xx pages.

                              SEMTECH CORPORATION
                                   INDEX TO
                                   FORM 10-K
                      FOR THE YEAR ENDED JANUARY 30, 2000



                                    PART I


                                                                                                     Page
                                                                                                     ----
Item 1         Business                                                                                 2
Item 2         Properties                                                                              15
Item 3         Legal Proceedings                                                                       15
Item 4         Submission of Matters to a Vote of Security Holders                                     15

                                    PART II

Item 5         Market for the Registrant's Common Equity and Related Shareholder Matters               16
Item 6         Selected Financial Data                                                                 16
Item 7         Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                              17

Item 7A        Quantitative and Qualitative Disclosures About Market Risks                             23
Item 8         Financial Statements and Supplementary Data                                             25
Item 9         Changes in or Disagreements with Accountants on Accounting and Financial
               Disclosure                                                                              42

                                   PART III

Item 10        Directors and Executive Officers of the Registrant                                      42
Item 11        Executive Compensation                                                                  42
Item 12        Security Ownership of Certain Beneficial Owners and Management                          43
Item 13        Certain Relationships and Related Transactions                                          43

                                    PART IV

Item 14        Exhibits, Financial Statement Schedules and Reports on Form 8-K                         44
               Signatures                                                                              47

                                     PART I
                                     ------


This Annual Report on Form 10-K for the year ended January 30, 2000 (the "Form 10-K") contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Net sales and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in the "Risk Factors" section of this Form 10-K, beginning on page 9, or elsewhere in this Form 10-K.

ITEM 1.  BUSINESS

General

  We are a leading supplier of analog and mixed-signal semiconductors. We design, manufacture and market a range of products for commercial applications, the majority of which are sold to the communications, industrial and computer markets. Our semiconductors enable power management, test, protection and a range of other functions in products that require analog or mixed-signal processing. Our end customers are primarily original equipment manufacturers, or OEMs, and include Agilent Technologies, IBM, Intel, Motorola, Samsung and Schlumberger.


Overview of the Semiconductor Industry

  In the broadest sense, the semiconductor industry is divided into two distinct groups, analog semiconductors and digital semiconductors. Analog semiconductors condition and regulate "real world" functions such as temperature, speed, sound and electrical current. Analog signals behave in a continuous manner, in contrast to digital circuits which behave as on's and off's (expressed in binary code as 1's and 0's), such as those used by computers. Mixed-signal devices incorporate both analog and digital functions into a single chip and provide the ability for digital electronics to interface with the outside world. Where digital processing exists in an end consumer application such as computers, personal digital assistant devices (PDAs), networks, cellular phones, automated test equipment (ATE), and medical devices, analog technology is required.

  The market for analog and mixed-signal semiconductors differs from the market for digital semiconductors. The analog and mixed-signal industry is characterized by significantly longer product life cycles than the digital industry because analog technology is applied to real-world functions that remain relatively consistent. In addition, analog semiconductor manufacturers tend to have lower capital for manufacturing because their facilities tend to be less dependent than digital producers on state-of-the-art production equipment. The end-product markets for analog and mixed-signal semiconductors are smaller and more varied than the relatively standardized digital semiconductor product markets. This has resulted in a fragmented market for analog semiconductors, in contrast to the more homogenous digital semiconductor market.

  Another difference between the analog and digital markets is the amount of talented labor available. The analog industry relies more heavily than the digital industry on design and applications talent to distinguish its products from one another. While digital expertise is extensively taught due to its overall market size, electrical engineering curricula addressing analog functions are not widely available in universities. Analog and mixed-signal expertise tends to be learned over time based on experience and hands-on training. Consequently, personnel with this training are scarce, a fact that makes it difficult for new suppliers to quickly gain significant market share.

  Dataquest, a market research firm, estimates that analog devices will represent approximately $28 billion of the approximately $179 billion overall market for semiconductors in 2000 and that demand for analog semiconductors will grow at approximately 14% per year, compounded annually, until 2003. We expect certain segments of the analog market, however, where end product demand is strong, to grow at a faster rate than the overall semiconductor market. These segments include advanced communications, industrial test and personal and portable computing. The need for analog semiconductors in these markets is based on the need to enable the reliability of emerging communications devices, extend battery lives, achieve higher levels of integration, increase portability and reduce size. Further, because the analog industry is smaller and more fragmented than the digital industry, it tends to offer high-margin opportunities for those companies able to introduce innovative new product solutions.

  We believe that certain product segments within the analog semiconductor market will grow even faster than the overall market in the coming years. Specific factors contributing to the rapid growth in demand for analog and mixed-signal semiconductors in these segments include the need to enable the reliability of emerging communications devices, extend battery lives, decrease voltage tolerances, achieve higher levels of integration, increase portability and reduce size. These trends increase the need for more complex, high-performance analog and mixed-signal semiconductors. "High-performance" refers to devices that have advanced features and superior performance over widely available "commodity" circuits.



Semtech End Markets

  A majority of our products are sold to customers in the computer, communications and industrial markets. Computer market applications include desktop computers, servers, workstations, laptop computers, PDAs and computer add-on cards. End-product applications for our products within the communication market include local area networks, wide area networks, cellular phones and base-stations. Industrial applications include automated test equipment, medical devices and factory automation systems.


------------------------------------------------------------------------------------------------------
   Semtech Main Product Lines                   Specific End-Product Application by Market
------------------------------------------------------------------------------------------------------
                                         Computer            Communications            Industrial
                                -----------------------------------------------------------------------
Power Management                   .  Desktop PCs            .  Cellular phones        .  Industrial system
                                   .  Servers/workstations   .  Network interface         power supplies
                                   .  PDAs                      Cards                  .  Handheld
                                   .  Notebook computers                                  Measurement devices
                                   .  Add-on cards

Protection                         .  Notebook computers     .  Cellular phones        .  Handheld
                                   .  USB ports              .  Network interface         Measurement devices
                                   .  Printers                  Cards
                                                             .  Cellular base-
                                                                Stations

High Performance                   .  Workstations           .  Routers / hubs         .  Automated test
                                                             .  Cellular base-            Equipment
                                                                Stations

Advanced Communications                                      .  SONET/ATM
                                                                Switches
                                                             .  Fiber modems
                                                             .  Cellular base-
                                                                Stations

System Management                  .  Notebook computers     .  Cellular phones        .  Touch screen
                                   .  PDAs                                                 Controllers

Business Strategy

  Our objective is to be the leading supplier of analog and mixed-signal devices to the fastest growing segments of our target markets, particularly within the computer, communications and industrial segments. We will leverage our pool of skilled technical personnel to develop new products, or where appropriate use acquisitions, to serve the fastest growing segments of these markets. In order to capitalize on our strengths in analog and mixed-signal processing design, manufacturing and marketing, we intend to pursue the following strategies:


  Focus on fastest growing market segments

  We have chosen to target the analog segments of the fastest growing end markets. We will enhance this growth potential by focusing on specific products within the analog and mixed-signal market, including personal computers, notebook computers, PDAs, cellular phones, and wide-area and local-area networks. These products are characterized by their need for leading-edge, high-performance, analog and mixed-signal semiconductor technology.


  Continue to release new proprietary products

  We are focused on developing proprietary new products to serve our target markets. These markets have experienced significant levels of change as consumer demand for increased product performance at competitive price points continues to grow. Our technical talent markets and develops new products specifically for these high-margin, fast growing market segments. Over the past three years, our pool of skilled technical personnel has grown from 75 to over 200, and the number of new products introduced in fiscal year 2000, fiscal year 1999 and fiscal year 1998 was 88, 43, and 28, respectively. We believe that our rate of new product introductions and number of skilled technical personnel are indicators of our ability to meet our target markets' evolving needs.


  Diversify into new markets

  We will enter new markets that complement our existing operations through internal development of new products and by strategic acquisitions. We believe strategic acquisitions will allow us to expand our pool of skilled technical personnel as well as expand the range of complementary products that we offer. We have purchased four companies over the past three years that have permitted us to successfully enter new market segments and develop new products.


  Concentrate on cross-selling our products and services

  We consider the ability to cross-sell our products and services a major opportunity. Many of our large customers produce a wide variety of end products that require analog and mixed-signal products. By leveraging existing relationships, we believe that we will be able to sell a wider variety of our products to these organizations. In addition, we believe our marketing department's technical expertise permits it to identify and capitalize on these cross-selling opportunities.


Product Segments

  We categorize our business into three main product segments. Our strategically most important product offerings are included in the Standard Semiconductor Products segment. Standard Semiconductor Products represent approximately 88% of our overall net sales for fiscal year 2000. The following is a description of our main product segments:

  Standard Semiconductor Products.   Included in Standard Semiconductor Products
are integrated circuits (ICs) and discrete components designed for use in standard industry applications. Described below are the main product lines within our Standard Semiconductor Products.

  .  Power Management Circuits.   Power management circuits control, alter,
     regulate and condition the electric pulses that flow through electronics. The largest product types within the power management product line are linear regulators, switching voltage regulators, combination regulators and smart regulators. The primary application for these products is power regulation for computer and communications systems.

  .  Protection Products.   The largest type of protection products we design
     and market are transient voltage suppressors (TVS). TVS devices provide protection for electronic systems where large voltage spikes (called transients), such as electrostatic discharge (ESD) generated by the human body, can permanently damage voltage-sensitive components. We also have developed filter and termination devices that can be sold as a complement to TVS devices. Specific protection product applications are found in computer, data-communications, telecommunications and industrial markets.

  . High Performance/Automated Test Equipment Circuits. We design and market a wide variety of high performance products, namely pin electronics, timing, clock distribution and parametric measurement products for use in ATE instrumentation applications. Automated test equipment systems are used by electronic component manufacturers in the testing of their finished devices. In fiscal year 2000, we began marketing high performance clock/logic devices intended for use in both ATE and non-ATE applications.

  .  Advanced Communication Circuits.   Through internal investment and the
     acquisition of Acapella Limited and Practical Sciences, we are designing a line of advanced communication ICs. These circuits are designed to transmit/receive signals over fiber optic lines, provide timing and synchronization, and other communication functions. Advanced communication ICs are used for local area networks, wide area networks and cellular phone base stations. We also derive a small amount of revenue from design consulting services provided to other manufacturers.

  . System Management. Through the acquisition of USAR Systems, we now offer a line of system management products that include intelligent input/output and smart battery management devices. The products included in this offering are touch-screen and touch-pad controllers, pointing stick devices and battery management circuits. These products are designed to handle human interface and battery function in portable systems, like notebook computers, PDSs and cellular phones.

  Rectifier and Assembly Products.   Rectifiers and assemblies are older-
technology products that are principally sold into the military and aerospace markets.

  .  Rectifiers.   We have several different categories of silicon rectifiers, which are primarily used to convert alternating current to direct current. These products are sold to military, aerospace and medical equipment customers.

  .  Assemblies.   An assembly is a package of rectifiers of one or more types encased in epoxy or silicon by various molding techniques, constituting one or more basic rectifier circuits. Assemblies are used for military, aerospace and other specialized applications.


  Other Products.   We produce and sell Other Products, as detailed below.

  .  Custom and Application Specific Circuits.   Other custom and application
     specific integrated circuits (ASICs) include a wide variety of customer and application-specific devices. The end markets for these products include industrial, consumer, and automotive markets.

  .  Foundry Wafers.   We fabricate silicon wafers for other semiconductor
     manufacturers. Much of the processed silicon currently sold goes into applications for the computer, automotive and industrial markets.

Intellectual Capital and Product Development

  We believe that emphasis on the development of our intellectual capital and introduction of new proprietary product designs are key to our success. In fiscal year 2000, we added 76 experienced engineers, including personnel hired as the result of the acquisitions of two companies, USAR Systems and Practical Sciences. In fiscal year 1999, we added 52 experienced engineers, including 36 in research and development. These new engineers were added to staff positions in the areas of circuit design, applications support, product development and strategic marketing.

  As of the end of fiscal year 2000, we employed over 75 research and design employees, including more than 70 circuit designers. A majority of these individuals have senior-level expertise in the design and development of circuits targeted for use in power management, protection, high performance and communication applications. We intend to make further investment in research and development functions during the coming fiscal years. Additional headcount along with investment in design and development equipment and overall support of development efforts are the focus of this investment.

  In fiscal year 1996, we began to invest heavily in design and applications intended to aid the introduction of new products. We now have dedicated design centers in Santa Clara, California; Oxnard, California; Raleigh, North Carolina; Glasgow, Scotland; and Southampton, England. In addition, dedicated high performance circuit design occurs at the San Diego location and protection product design occurs at the Company's Newbury Park headquarters. In the first quarter of fiscal year 1999, we started a new design center, located in Raleigh, North Carolina.


Sales and Marketing

  Sales made directly to original equipment manufacturers in fiscal year 2000 and in fiscal year 1999 were approximately 80% of net sales and the remaining 20% of net sales were made through independent distributors. The percentage of sales made directly to original equipment manufacturers has increased in the last four fiscal years as we sell directly to large strategic customers and as the contribution from the High Performance Products Group, which has only direct sales, has increased. We have direct sales offices located in Southern California, Texas and Connecticut which manage the sales activities of independent sales representative firms and independent distributors within the United States and Canada. We also have sales offices in France, Germany and Scotland as well as independent sales representative firms and independent distributors to serve the European markets. We maintain a branch sales office in Taipei, Taiwan and a liaison office in Seoul, Korea along with independent representatives and distributors for serving the Asian-Pacific territory. We are also represented outside the United States, Europe and Asia by other independent sales organizations.


Customers and Sales Data

  For fiscal year 2000, we estimated that 2,500 customers purchased our products either directly from us or through our authorized distributors. The following is a representative sample of our larger customers:

                    Representative Customers by End Markets

---------------------------------------------------------------------------------
        Computer                 Communications                Industrial
---------------------------------------------------------------------------------
          Acer                       Alcatel              Agilent Technologies
          Compaq                     Motorola               Asia Electronics
          Dell                       Samsung             Honeywell/Allied Signal
          IBM                        Siemens                  Schlumberger
          Intel                       3Com                       Varian

  No one customer accounted for 10% or more of our net sales for the year ended January 30, 2000 or for fiscal years 1999 or 1998. Customers that buy our products include major computer and peripheral manufacturers and their sub-contractors, automated test system manufacturers, communications equipment producers (both data-communication and telecommunication), and a variety of both large and small companies serving the industrial, automotive, aerospace and military markets.

  During fiscal years 2000, 1999, and 1998, foreign sales were 64%, 53% and 45%, respectively, of net sales. Significant portions of the sales are to customers located in the Asian-Pacific region. Sales to customers in this region were approximately 52% in fiscal year 2000 and 41% of net sales in fiscal year 1999. The increase in sales to Asia reflects the increased use of foreign-based subsidiaries and subcontractors by original equipment manufacturers for assembling their finished products. Due to this trend, we estimate that as much as two-thirds of all shipments made into Asia are eventually exported back to North America and European markets. Sales to Japanese and Korean customers, which are included in the Asian-Pacific regions sales figures, were approximately 16%, 7% and 4% of net sales in fiscal years 2000, 1999 and 1998, respectively. Generally, we conduct sales in currency of the United States.


Manufacturing Capabilities

  We have manufacturing facilities in California, Texas and Mexico. Our commercial IC production facilities are located in Santa Clara, California and Corpus Christi, Texas. Discrete wafer fabrication, testing, probe and some assembly activity are performed in Newbury Park, California. The San Diego, California location serves as the headquarters for our High Performance Products Group, Edge Semiconductor. Design, applications, sales, and other administrative activities related to the high performance group are conducted at this location. Our Reynosa, Mexico facility provides relatively low cost assembly and test capabilities for supporting military and legacy products. We own a manufacturing facility in Glenrothes, Scotland that was previously used for value-added manufacturing capabilities of certain legacy product lines for the military and aerospace industries primarily in the European markets.

  A large part of the manufacturing operation is performed by operators working on standard equipment in our wafer fabrication lines. New designs or process modifications are tested by both product and process engineering prior to being incorporated into the manufacturing process. Our wafer fabrication facilities employ a variety of Bipolar processes and a limited amount of CMOS processes. The facilities and related fabrication processes used tend to be significantly less costly than state-of-the-art digital fabrication facilities and likewise utilize equipment that is less subject to obsolescence. Unlike the digital industry, our products are less reliant on state-of-the-art manufacturing but more on design and applications support.

  We fabricate a majority of our products from basic materials (principally silicon, ceramic materials, metals and plastics), all of which are available from a number of suppliers. We support approximately 50% of our end products with wafers that are fabricated internally. Outside foundries are used for the remaining 50% of fabrication capacity. As of the end of fiscal year 2000, we estimated that we were utilizing approximately 80% of our internal wafer fabrication capacity. All of the Company's high performance circuits, advanced communication ICs and a percentage of power management products are fabricated at outside foundries. Currently all our protection products are fabricated internally.

  We use silicon wafer foundries that are based in the United States, Canada, Europe and Asia. Currently, our largest foundry suppliers are based in the United States and Asia. Contractual agreements exist with each of the outside foundries. With expansion into higher-end communication product lines and higher-performance devices, we expect that we will increase, as a percentage of the total, the amount of outside foundries in order to utilize the best available technology and leverage the capital investment of others.


Competition

  The semiconductor industry is highly competitive and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products and the rate at which we introduce such new products to offset the relatively short product life cycles found in the industry which is characterized by decreasing unit selling prices over the life of a product, our ability to capitalize on efficiencies and economies of scale in production and sales, and our ability to maintain or improve our productivity and product yields to reduce manufacturing costs.

  We are in direct and active competition, as to one or more of our product lines, with at least 30 manufacturers of such products, of varying financial size and strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than us. The number of competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Texas Instruments, National Semiconductor, Linear Technology, Fairchild Semiconductor and Intersil Semiconductor, all with respect to our power management products; ST Microelectronics N.V. with respect to our protection products; Analog Devices, Maxim Integrated Products and ON Semiconductors, all with respect to our high performance/ATE products; Applied Micro Circuits Corporation, PMC-Sierra Inc. and Vitesse Semiconductor Corp., all with respect to our advanced communications products; and Philips Semiconductors, Synaptics Inc. and Mitsubishi Electric Corp, all with respect to our intelligent input/output devices. Due to the fragmented nature of the analog semiconductor industry, we estimate that we have no more than 30% product overlap with any single competitor identified.


Patents and Licenses

  Patents, licenses and other rights have not proven in the past to be significant to our business. However, competition in the commercial marketplace has required that certain developed devices be protected by patents. We have pursued patent protection for certain devices. We intend to pursue these rights for future products that may require protection from use by competitors. At this time, we do not license our patents.


Environmental Matters

  On February 7, 2000, we were notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. We have been included in the Superfund program to clean up this disposal site for our involvement in utilizing this site for waste disposal. As of January 30, 2000, we had provided approximately $245,000 for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. We believe the amount provided is sufficient to cover any liability existing based on the currently available information.

  Certain contaminants have been found in the ground water at the Company's Newbury Park facility. The Company has data showing that the contaminants are from an adjacent facility. The contaminants in question have never been used by the Company at the Newbury Park facility. To protect its interests, the Company utilizes an environmental firm, specializing in hydrogeology, to perform periodic monitoring. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company at this site. Accordingly, no reserves for clean-up have been provided by the Company at this time.


Employees

  As of January 30, 2000, we had 731 full-time employees. We have never had a work stoppage, and our domestic and European employees are not unionized. Our Mexican Maquiladora operation has unionized employees. Employee relations at the Mexican plant have been, and are, satisfactory. Competition for key design and application engineers is significant.


Government Regulations

  We are required to comply with numerous government regulations that are normal and customary to manufacturing businesses, which operate in our markets and operating locations. In addition, a substantial portion of our sales that serve the military and aerospace markets consist of products which have been qualified to be sold in these markets by the U.S. Department of Defense (DOD). These products mainly consist of discrete rectifiers and rectifier assemblies. In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications we are routinely audited by DOD personnel. Based on the specifications as they exist today, we believe we can maintain our qualifications for the foreseeable future. However, these specifications can be modified by the DOD in the future which may make the manufacturing of these products more difficult and thus could adversely impact our profitability in those product lines.

                                  RISK FACTORS

  You should carefully consider and evaluate all of the information in this Form 10-K, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition and results of operations.

  Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this Form 10-K. These statements relate to our expectations about future events and time periods. Generally, the words "anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.


Risks Related to Our Business

  We may be unsuccessful in developing and selling new products required to maintain or expand our business

  We operate in a dynamic environment characterized by price erosion, rapid technological change and design and other technological obsolescence. Our competitiveness and future success depend on our ability to introduce new or improved products that meet customer needs while achieving acceptable margins. If we fail to introduce these new products in a timely manner or these products fail to achieve market acceptance, our business, financial condition and results of operations could be materially and adversely affected.

  The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors including:

  .  timely and efficient completion of process design and development;

  . timely and efficient implementation of manufacturing and assembly processes;

  .  product performance;

  .  the quality and reliability of the product; and

  .  effective marketing, sales and service.

The failure of our products to achieve market acceptance due to these and other factors could materially and adversely affect our business, financial condition, and results of operations.


  We may fail to attract or retain the specialized technical and management personnel required to successfully operate our business

  Our future success depends upon our ability to attract and retain highly qualified technical, marketing and managerial personnel. We are particularly dependent on a relatively small group of key technical personnel with analog and mixed-signal expertise. Personnel with analog and mixed-signal expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key technical, marketing and managerial employees or that we will be successful in attracting, assimilating or retaining other highly qualified technical, marketing and managerial personnel in the future. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.


  The cyclical nature of the semiconductor industry may limit our ability to maintain or increase revenue and profit levels during future industry downturns

  The semiconductor industry is highly cyclical. Our financial performance may be materially and adversely affected by significant downturns in the semiconductor industry as a result of:

  .  general economic conditions;

  .  general reductions in inventory levels by customers;

  .  excess production capacity; and

  .  accelerated declines in average selling prices of our products.

The occurrence of these or other conditions in the semiconductor industry in the future could have a material adverse effect on our business, financial condition and results of operations.


  Fluctuations and seasonality in the personal computer industry may have adverse consequences for our business

  Many of our products are used in personal computers and related peripherals. Industry-wide fluctuations in the personal computer marketplace have in the past and may in the future materially and adversely affect our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.


  Economic downturn in our end-markets may have adverse consequences for our business

  We market our products to several commercial markets, including computers and peripherals, telecommunications, and industrial and test equipment. A downturn in any of our markets, especially the consumer computer industry, could materially and adversely affect our business, financial condition and results of operations. In addition, current efforts being undertaken by companies in the semiconductor manufacturing industry to increase worldwide semiconductor manufacturing capacity could lead to general manufacturing overcapacity and to underutilization of our manufacturing capacity.


  We obtain certain components and materials necessary for our manufacturing operations from a limited number of suppliers

  Our reliance on a limited number of outside subcontractors for silicon wafers, packaging and certain other tasks involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could delay our shipments and could have a material adverse effect on our business, financial condition and results of operations. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could have a material adverse effect on our business, financial condition and results of operations.

  Our future quarterly operating results may fluctuate and therefore may fail to meet expectations

  Our quarterly operating results may fluctuate in the future, may fail to match our past performance and meet the expectations of analysts and investors. Our quarterly operating results may fluctuate as a result of:

  .  general economic conditions in the countries where we sell our products;

  . seasonality and variability in the computer market and our other end markets;

  .  the timing of our and our competitors' new product introductions;

  .  product obsolescence;

  . the scheduling, rescheduling and cancellation of large orders by our customers;

  .  the cyclical nature of demand for our customers' products;

  . our ability to develop new process technologies and achieve volume production at our fabrication facilities;

  .  changes in manufacturing yields;

  .  adverse movements in exchange rates, interest rates or tax rates; and

  . the availability of adequate supply commitments from our outside suppliers or subcontractors.

As a result of these factors, our past financial results are not necessarily indicative of our future results.


  We receive a significant portion of our revenues from a small number of customers

  Historically, we have had significant customers, which individually accounted for approximately 10% of consolidated revenues in certain quarters. The composition of our largest customers has varied from year to year. In fiscal year 2000, our top five customers accounted for approximately one-third of our revenues, and for fiscal year 1999, our top five customers accounted for approximately 25% of our revenues. We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term supply contracts. The loss of any significant customer, any reduction in orders by any of our significant customers, or the cancellation of a significant customer order, could materially and adversely affect our business, financial condition and results of operations.


  We are expanding and diversifying our operations, and if we fail to manage our expanding and more diverse operations successfully, our business, financial condition and results of operations may be materially and adversely affected

  Our strategy includes expansion and diversification of our operations through internal development. Our diversification into new markets and product lines will increase demand on our management, financial resources and information and internal control systems. Our success depends in significant part on our ability to implement, improve and expand our systems, procedures and controls. If we fail to do this at a pace consistent with the development of our business, then our business, financial condition and results of operations could be materially and adversely affected.

  As we seek to expand our operations, we expect to encounter a number of risks, which may include those associated with:

  .  hiring additional management and other critical personnel;

  .  adding equipment and capacity; and

  . increasing the scope, geographic diversity and complexity of our operations.


  We have acquired and may continue to acquire other companies and may be unable to successfully integrate such companies with our operations

  In the past we have expanded our operations through strategic acquisitions and we may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate companies we acquire include those associated with:

  .  unexpected losses of key employees or customers of the acquired company;

  . conforming the acquired company's standards, processes, procedures and controls with our operations;

  .  coordinating our new product and process development;

  .  hiring additional management and other critical personnel; and

  . increasing the scope, geographic diversity and complexity of our operations.


  We compete against larger, more established entities

  The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments, National Semiconductor, Linear Technology, Fairchild Semiconductor and Intersil Semiconductor, all with respect to our power management products; ST Microelectronics N.V. with respect to our protection products; Analog Devices, Maxim Integrated Products and ON Semiconductor, all with respect to our high performance/ATE products; Applied Micro Circuits Corporation, PMC-Sierra Inc. and Vitesse Semiconductor Corp., all with respect to our advanced communications products; and Philips Semiconductors, Synaptics Inc. and Mitsubishi Electric Corp, all with respect to our intelligent input/output devices. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

  . success in designing and manufacturing new products that implement new technologies;

  .  protection of our processes and know-how;

  .  maintaining high product quality and reliability;

  .  pricing policies of our competitors;

  .  performance of competitors' products;

  .  ability to deliver in large volume on a timely basis;

  .  marketing, manufacturing and distribution capability; and

  .  financial strength.


  Fluctuating production yields may increase production costs and cause inventory shortages

  The manufacture of semiconductor products is a highly complex and precise process. Defects in masks, impurities in the materials used, contamination of the manufacturing environment, failure of equipment and other difficulties in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. Wafer yields can decline without warning, resulting in substantially higher production costs and inventory shortages. Yield problems may take substantial time to analyze and correct. Yield problems may also arise from our outsourced third party manufacturers. We may experience production yield problems in the future that could materially and adversely affect our business, financial condition and results of operations.


  We must commit resources to product production prior to receipt of purchase commitments and could lose some or all of the associated investment

  Sales are made primarily pursuant to purchase orders for current delivery, rather than pursuant to long-term supply contracts, that may be revised or canceled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Our inability to sell products after we devote significant resources to them could have a material adverse effect on our business, financial condition and results of operations.


  We may underutilize our manufacturing facilities or we may have inadequate facilities to meet the demand for our products

  We may underutilize our manufacturing facilities from time to time as a result of reduced demand for our products. If demand for our products does not increase consistent with our plans and expectations, we will likely underutilize our manufacturing facilities which could have a material adverse effect on our business, financial condition and results of operations.

  Conversely, there may be situations in the future in which our manufacturing facilities will be inadequate to meet the demand for our products. Our inability to generate sufficient manufacturing capacities to meet demand, either through our own facilities or through outsourcing to third parties, could have a material adverse effect on our business, financial condition and results of operations.


  We sell and trade with foreign customers which subjects our business to increased risks applicable to international sales

  Sales to foreign customers accounted for approximately 64% of net sales in the fiscal year ended January 30, 2000 and 53% of net sales for fiscal year 1999. The percentage of international sales may increase in future years. International sales are subject to certain risks, including unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations. In addition, even though the majority of our foreign sales are denominated in U.S. dollars, currency exchange fluctuations in countries where we do business could materially and adversely affect us by resulting in pricing that is not competitive with prices denominated in local currencies.


  We may be unable to adequately protect our intellectual property rights

  Few of our products are protected by patents and we rely primarily on a combination of nondisclosure agreements and other contractual provisions, as well as the commitment to confidentiality and loyalty of our employees, to protect our know-how and processes. We intend to continue to protect our proprietary technology through copyrights and trade secrets and, to a limited extent, patents. Despite this intention, we may not be successful in achieving adequate protection. Our failure to adequately protect our material know-how and processes could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that the steps we have taken will be adequate to protect our proprietary rights or that a competitor will not independently develop similar or superior know-how or processes.

  The semiconductor industry is characterized by frequent litigation regarding patent and intellectual property rights. Due to the number of competitors, the potential for patent infringement exists and is an ongoing risk since other companies in our industry could have patent rights which may not be identifiable when we initiate development efforts. Litigation, which could result in substantial cost and diversion of resources, may be necessary to enforce our intellectual property rights or to defend ourselves against infringement claims. We may also be subject to future intellectual property claims or judgments. If these were to occur, we may be unable to obtain a license on favorable terms, if at all, or without a material adverse effect on our business, financial condition and results of operations.


  We are subject to environmental regulations

  We are subject to a variety of United States federal, foreign, state and local governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur substantial additional expenses, product costs could significantly increase, thus materially and adversely affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.


  Our products may be found to be defective, product liability claims may be asserted against us and we may not have sufficient liability insurance

  One or more of our products may be found to be defective after we have already shipped such products in volume, requiring a product replacement, recall, or a software fix which would cure the defect but impede performance. We may also be subject to product returns which could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations.

  Product liability claims may be asserted with respect to our technology or products. Although we currently have product liability insurance, there can be no assurance that we have obtained sufficient insurance coverage, or that we will have sufficient resources, to satisfy any product liability claims.


  Some of our facilities are located near major earthquake fault lines

  Our corporate headquarters, a portion of our manufacturing facilities, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We could be materially and adversely affected in the event of a major earthquake. We do not maintain earthquake insurance.


  Information technology and year 2000 issues

  As of the date of this Form 10-K, we have not experienced any significant disruptions or computer processing errors or failures related to any Year 2000 issues. A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000 these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

  We have completed a comprehensive program intended to identify, evaluate and address issues associated with the ability of our information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on our operations as a result of the century change. By December 1999, we completed all Year 2000 compliance testing and any necessary conversions. We estimate the costs to reprogram, replace and test our information and non-information technology systems for Year 2000 compliance was between $100,000 and $150,000 over the life of the project. Costs incurred in connection with Year 2000 compliance efforts were expensed as incurred. We believe that our information technology and non-information technology systems are Year 2000 compliant. No adverse effects were encountered and no future expense is expected as a result of Year 2000.


ITEM 2.  PROPERTIES

  Our headquarters facility is located in Newbury Park, California where we lease approximately 53,000 square feet under a lease that extends through August 2003. This facility supports certain of our manufacturing operations, as well as all of our inside sales, marketing and administrative offices.

  In addition, we lease two facilities in Santa Clara, California. One facility houses wafer fabrication operations, contains 10,345 square feet and has a lease that extends until November 2004. The other facility which houses design engineering, test and administration, contains 13,250 square feet and has a lease that extends until November 2000. We lease a facility in Corpus Christi, Texas, which houses a wafer fabrication line, production testing, and certain engineering functions, and contains approximately 44,000 square feet under a lease that extends through December 2001. In addition, we lease space to house certain of our other manufacturing, design, sales and marketing facilities in San Diego, California; Oxnard, California; Raleigh, North Carolina; Connecticut; France; Germany; Taiwan; Korea; Southampton, England; St. Gallen, Switzerland and Glasgow, Scotland.

  In November 1999, we purchased a parcel of land in Camarillo, California for approximately $5.1 million. We plan to use the land to build a new corporate headquarters over the next eighteen months. We also own a 20,000 square foot manufacturing facility in Glenrothes, Fife, Scotland and a 22,000 square foot building in Reynosa, Mexico.

  We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

  We periodically become subject to legal proceedings in the ordinary course of our business. Other than the action detailed below, we are not currently involved in any proceedings which we believe will materially and adversely affect us.

  On February 7, 2000, we were notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. We have been included in the Superfund program to clean up this disposal site for our involvement in utilizing this site for waste disposal. As of January 30, 2000, we had provided approximately $245,000 for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. We believe the amount provided is sufficient to cover any liability existing based on the currently available information.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of the security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Common Stock is traded on the NASDAQ National Market under the symbol "SMTC". The following table sets forth, for the fiscal periods indicated, the quarterly high and low closing prices.


                                                   High         Low
                                             --------------------------
  Fiscal Year 2000:
       First Quarter.............................   $17.63       $12.38
       Second Quarter............................    34.03        16.41
       Third Quarter.............................    42.69        28.00
       Fourth Quarter............................    68.00        37.25
  Fiscal Year 1999:
       First Quarter.............................   $14.88       $10.56
       Second Quarter............................    13.00         5.19
       Third Quarter.............................    11.91         6.44
       Fourth Quarter............................    19.56        11.88

  As of April 24, 2000, there were approximately 15,900 recorded holders of the Company's common stock. The last reported sales price for the Company's common stock on the NASDAQ National Market System at April 24, 2000 was $58.19 per share.

  The Company discontinued its cash dividend in 1980 and does not anticipate paying a cash dividend in the current year. The Company declared a two for one stock split in fiscal years 2000 and 1998 in the form of 100% stock dividends to shareholders. The Company does not anticipate another stock dividend being declared in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth summary financial information. Amounts are in thousands, except per share amounts. The acquisitions of USAR Systems (USAR) in December 1999, Acapella Limited (Acapella) in April 1998, and Edge Semiconductor
(Edge) in April 1997 were accounted for as poolings of interests. The financial positions and results of operations of USAR, Acapella, and Edge were included from November 1, 1999, February 1, 1998, and January 28, 1996, respectively (see
Note 2 to the Consolidated Financial Statements). Weighted average number of shares and net income per share reflects two-for-one stock splits, effected in the form of stock dividends that were paid on January 13, 1998 and September 14, 1999. The information set forth below should be read in conjunction with the Company's complete financial statements, appearing elsewhere in this report.

                                                                    Year Ended January
                                                                    ------------------
                                              1996            1997            1998            1999            2000
                                              ----            ----            ----            ----            ----
Net Sales                                    $61,684         $71,595        $102,808        $114,519        $173,768
Gross Profit                                  25,809          30,683          48,929          54,278          91,037
Operating Income                              11,289          12,663          21,809          18,576          42,958
Income Before Taxes                           11,343          12,714          22,159          19,362          44,104
Net Income                                   $ 7,531         $ 8,487        $ 14,761        $ 12,895        $ 29,395
--------------------------------------------------------------------------------------------------------------------
Net Income per Share:
    Basic                                      $0.32           $0.31           $0.53           $0.44           $0.95
    Diluted                                    $0.30           $0.30           $0.49           $0.41           $0.83
--------------------------------------------------------------------------------------------------------------------
Weighted Average Number of  Shares:
    Basic                                     23,652          27,178          27,956          29,344          30,835


    Diluted                                   24,776          28,100          30,236          31,784          35,315
--------------------------------------------------------------------------------------------------------------------
Total Assets                                 $35,225         $45,688         $67,135         $92,556        $149,350
Long-Term Obligations, Less Current
 Maturities                                  $ 1,157         $ 1,256         $    33         $    57        $    131
 Working Capital                             $19,378         $25,585         $41,312         $65,844        $ 96,687
Total Stockholders' Equity                   $24,937         $33,986         $54,661         $79,771        $125,482



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Form 10-K. We undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


Overview

  We design, develop, manufacture and market a wide range of analog and mixed-signal semiconductors for commercial and military applications. Our products are sold principally to customers in the computer, communications and industrial markets. Computer market applications include desktop computers, servers, workstations, laptop computers, personal digital assistants (PDAs) and computer add-on cards. Products within the communications market include local area networks, wide area networks, cellular phones and base-stations. Industrial applications include automated test equipment (ATE), medical devices and factory automation systems. Our focus on these commercial applications over the past several years represents a substantial transition from our historical business, which was predominantly military and aerospace applications.

  Sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers, particularly in the personal computer industry, include terms in their purchase orders, which provide liberal cancellation provisions. Recent trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we expect the percentage of turns-fill business (orders received and shipped within the same quarter) to increase as a percentage of net sales.

  With a portion of our sales emanating from retail computer and computer related applications, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

  One of our strategies is to expand our business through strategic acquisitions. Over the past three years, we have made several small acquisitions in order to increase our pool of skilled technical personnel and penetrate new market segments such as high performance, advanced communications and system management devices. These acquisitions include: USAR Systems Incorporated; Practical Sciences, Inc.; Acapella Limited and Edge Semiconductor. The acquisitions of USAR, Acapella and Edge were accounted for as poolings of interests.

  The results of operations described below give effect to our two-for-one stock split in the form of a 100% stock dividend that was paid on September 14, 1999. On October 12, 1999, the Company authorized an increase in the number of shares of its common stock from 40,000,000 to 100,000,000.

   Results of Operations

  Fiscal Year 2000 Compared With Fiscal Year 1999

  Net Sales. We generally recognize revenue upon shipment of our products. We defer revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end users. Net sales for fiscal year 2000 were $173.8 million, compared to $114.5 million for fiscal year 1999, a 52% increase. This increase was due in part to favorable market conditions in the overall semiconductor industry and the growth in sales into the communications end market.

  Gross Profit.   Gross profit is equal to our net sales less our cost of sales.
Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for fiscal year 2000 was $91.0 million, compared to $54.3 million for the comparable period in the prior year, a 68% increase. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin was 52% for fiscal year 2000. This compared to a gross margin of 47% for fiscal year 1999. The improvement is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from products introduced in the last year, and a favorable shift in product mix toward higher margin product lines. Gross profit for fiscal year 1999 was adversely effected by one-time charges of $1.2 million for write-offs of discontinued inventory associated with restructuring our Corpus Christi facility.

  Operating Costs and Expenses.   Operating costs and expenses generally consist
of selling, general and administrative (SG&A), product development and engineering costs (R&D), costs associated with acquisitions, and other operating related charges. Operating costs and expenses were $48.1 million, or 28% of net sales, for fiscal year 2000. Operating costs and expenses for fiscal year 1999 were $35.7 million, or 31% of net sales. Operating costs and expenses, as a percentage of net sales, are lower for fiscal year 2000 than previous levels due to higher shipment rates and greater efficiencies.

  SG&A expenses for fiscal year 2000 were $27.2 million, or 16% of net sales, compared to $20.1 million, or 18% of net sales for fiscal year 1999. The increase in expenditures was due primarily to the overall growth of our business, while the decrease in percentage of net sales reflects higher revenue contributions from newer products. R&D expenses were relatively consistent at $20.3 million, or 12% of net sales, for fiscal year 2000, compared to $14.0 million, or 12% of net sales, for fiscal year 1999. We continue to invest heavily in areas deemed critical for developing and marketing new products, which are generally targeted at broadening our customer base, product lines and end-product applications.

  Operating costs and expenses for fiscal year 2000 include one-time costs of $531,000 associated with the December 1999 acquisition of USAR Systems. Operating costs and expenses for fiscal year 1999 include one-time costs of $255,000 associated with the April 1998 acquisition of Acapella Limited. Additionally, a one-time restructuring charge of $1.3 million was taken in the same period in connection with the consolidation of manufacturing capacity and the write-down of impaired assets at our Corpus Christi, Texas facility.

  Interest and Other Income.   Interest and other income of $1.2 million was
realized in fiscal year 2000. For fiscal year 1999, interest and other income was $808,000. Other income and expenses for both periods is primarily interest income.

  Provision for Taxes.   Expense for income taxes was $14.7 million in fiscal
year 2000, compared to $6.5 million in fiscal year 1999. The effective tax rate for fiscal years 2000 and 1999 remained constant at 33%.


  Fiscal Year 1999 Compared with Fiscal Year 1998

  Net Sales.   Net sales for fiscal year 1999 totaled $114.5 million, compared to $102.8 million in fiscal year 1998, an increase of 11%. The growth in net sales between fiscal years 1999 and 1998 was primarily due to increased shipments of integrated circuits and discrete products. Power management, protection and high performance/ATE specific products were a principal reason for the increase in sales for both 1999 and 1998. The majority of power management product line sales are for applications in the computer market. Protection products are used in both portable computers and communication applications. We experienced a significant decline in demand during the second quarter of fiscal year 1999 because of weakness in the automated test equipment and personal computer end markets. The downturn was significant, but relatively brief in that our net sales returned to higher levels in the third and fourth quarters of fiscal year 1999.

  Gross Profit.   Gross profit for fiscal year 1999 was $54.3 million, compared to $48.9 million for fiscal year 1998, an 11% increase. The gross margin, exclusive of one-time charges for fiscal year 1999, was 48% of net sales. During the second quarter in fiscal year 1999, we scaled back production capabilities at the Corpus Christi, Texas facility, which is now solely dedicated to producing wafers for the protection product line. Included in cost of goods sold for fiscal year 1999 were one-time charges of $1.2 million for write-offs of discontinued inventory associated with restructuring our Corpus Christi facility. Net of one-time charges, gross margin for fiscal year 1999 was 47%. For fiscal year 1998, our gross margin was 48%.

  Operating Costs and Expenses.   Operating costs and expenses for fiscal year
1999 were $35.7 million, or 31% of net sales. For fiscal year 1998 operating costs and expenses were $27.1 million, or 26% of net sales.

  Spending on SG&A grew moderately in fiscal year 1999, and was 18% of net sales. Increased headcount in key sales and strategic marketing positions accounted for a large portion of the increase. SG&A was 16% of net sales in fiscal year 1998.

  For the fiscal years 1999 and 1998, we spent approximately $14.0 million and $9.2 million, respectively, on R&D. Fiscal year 1999 R&D expense included the initial costs associated with the establishment of our Raleigh, North Carolina design center. Fiscal year 1998 R&D expense included costs associated with the establishment of our Glasgow, Scotland design center.

  Included in fiscal year 1999 operating costs and expenses were one-time restructuring charges totaling $1.3 million taken during the second quarter. The charges were for the consolidation of certain manufacturing capacity and the write-down of impaired assets. The restructuring included the elimination of 60 manufacturing positions and the transition of all commercial integrated circuit production from our Corpus Christi, Texas facility to our Santa Clara, California wafer fabrication facility and to outside wafer foundries.

  In fiscal years 1999 and 1998, we incurred costs of $255,000 and $1.0 million for expenses associated with the acquisitions of Acapella Limited and Edge Semiconductor, respectively. A large portion of the costs associated with these transactions were for legal, accounting and investment banking fees.

  Interest and Other Income. We generated other income of $808,000 for fiscal year 1999 in comparison to $386,000 in 1998. A majority of other income is interest income.

  Provision for Taxes.   Expense for income taxes was $6.5 million in fiscal
year 1999, compared to $7.4 million in fiscal year 1998. The effective tax rate for fiscal years 1999 and 1998 remained constant at 33%.


Selected Quarterly Financial Data (Unaudited)

  The following tables set forth our unaudited consolidated statements of income data for each of the eight quarterly periods ended January 30, 2000, as well as that data expressed as a percentage of our net sales for the quarters presented. You should read this information in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, and, in the opinion of our management, it reflects all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

                                                                    Quarter Ended
                                -----------------------------------------------------------------------------------

                                   May 3,    Aug. 2,   Nov. 1,   Jan. 31,   May 2,    Aug. 1,   Oct. 31,   Jan. 30,
                                   1998      1998      1998       1999      1999      1999       1999       2000
                                -----------------------------------------------------------------------------------
                                                        (in thousands, except per share data)
Net sales                          $29,534   $25,539   $28,535    $30,911   $33,044   $38,253    $47,072    $55,399
Cost of sales                       15,060    14,882    14,747     15,552    16,445    18,609     22,087     25,590
                                   -------   -------   -------    -------   -------   -------    -------    -------
Gross profit (1)                    14,474    10,657    13,788     15,359    16,599    19,644     24,985     29,809
Operating costs and expenses:
  Selling, general and
   Administrative                    4,633     4,948     5,147      5,363     5,642     6,067      7,173      8,324
  Product development and
     Engineering                     2,945     3,320     3,689      4,072     4,117     4,527      5,532      6,166
  One-time charges                     255     1,330         -          -         -         -          -        531
                                   -------   -------   -------    -------   -------   -------    -------    -------
    Total operating costs
     and expenses                    7,833     9,598     8,836      9,435     9,759    10,594     12,705     15,021
                                   -------   -------   -------    -------   -------   -------    -------    -------
  Operating income                   6,641     1,059     4,952      5,924     6,840     9,050     12,280     14,788
Interest and other income, net         171       199       182        234       254       231        244        417
                                   -------   -------   -------    -------   -------   -------    -------    -------
Income before taxes                  6,812     1,258     5,134      6,158     7,094     9,281     12,524     15,205
Provisions for taxes                 2,275       420     1,715      2,057     2,341     3,063      4,133      5,172
                                   -------   -------   -------    -------   -------   -------    -------    -------
Net income                         $ 4,537   $   838   $ 3,419    $ 4,101   $ 4,753   $ 6,218    $ 8,391    $10,033
                                   =======   =======   =======    =======   =======   =======    =======    =======

Net income per share (2):
  Basic                              $0.16     $0.03     $0.12      $0.14     $0.16     $0.20      $0.27      $0.31
                                   =======   =======   =======    =======   =======   =======    =======    =======
  Diluted                            $0.14     $0.03     $0.11      $0.12     $0.14     $0.18      $0.24      $0.27
                                   =======   =======   =======    =======   =======   =======    =======    =======

Weighted average number of
 shares (2):
  Basic                             28,892    29,114    29,390     29,984    30,058    30,466     30,933     31,864
  Diluted                           31,488    30,998    31,326     33,424    33,102    34,612     34,625     36,854

(1) Approximately $1.2 million, related to the write-down of discontinued product inventories, was originally classified in operating expenses but has been reclassified to ''Cost of Sales'' for the second quarter of fiscal year 1999.
(2) Reflects a two-for-one stock split effected in the form of a stock dividend paid on September 14, 1999.


                                                                           Quarter Ended
                                    ----------------------------------------------------------------------------------------
                                       May 3,    Aug. 2,    Nov. 1,    Jan. 31,    May 2,    Aug. 1,    Oct. 31,    Jan. 30,
                                       1998       1998       1998        1999      1999       1999        1999        2000
                                    ----------------------------------------------------------------------------------------
As a Percentage of Net Sales:
Net sales                               100.0%     100.0%     100.0%      100.0%    100.0%     100.0%      100.0%      100.0%
Cost of sales                            51.0       58.3       51.7        50.3      49.8       48.6        46.9        46.2
                                        -----      -----      -----       -----     -----      -----       -----       -----
Gross profit                             49.0       41.7       48.3        49.7      50.2       51.4        53.1        53.8
Operating costs and expenses:
 Selling, general & administrative       15.7       19.4       18.0        17.3      17.1       15.9        15.2        15.0
 Product development and
   Engineering                           10.0       13.0       12.9        13.2      12.5       11.8        11.8        11.1
 One-time charges                         0.9        5.2         --          --        --         --          --         1.0
                                        -----      -----      -----       -----     -----      -----       -----       -----
  Total operating costs and
    Expenses                             26.5       37.6       31.0        30.5      29.5       27.7        27.0        27.1
                                        -----      -----      -----       -----     -----      -----       -----       -----
Operating income                         22.5        4.1       17.4        19.2      20.7       23.7        26.1        26.7
Interest and other income, net            0.6        0.8        0.6         0.8       0.8        0.6         0.5         0.1
                                        -----      -----      -----       -----     -----      -----       -----       -----

Income before taxes                      23.1        4.9       18.0        19.9      21.5       24.3        26.6        27.4
Provision for taxes                       7.7        1.6        6.0         6.7       7.1        8.0         8.8         9.3
                                        -----      -----      -----       -----     -----      -----       -----       -----
Net income                               15.4%       3.3%      12.0%       13.3%     14.4%      16.3%       17.8%       18.1%
                                        =====      =====      =====       =====     =====      =====       =====       =====


  Net Sales.   Our net sales increased quarter over quarter in seven of the eight quarters ended January 30, 2000. We realized a decrease in net sales in the quarter ended August 2, 1998 from the quarter ended May 3, 1998, due to unfavorable market conditions, primarily related to a weakness in the automated test equipment and personal computer markets. The increase in net sales in subsequent periods reflects the impact of new product introductions and more favorable market conditions in the overall semiconductor industry, primarily in the communications market.

  Gross Profit.   Gross profit as a percentage of net sales ranged from 41.7% to
53.8% during the eight quarters ended January 30, 2000. The quarter ended August 2, 1998 reflects the impact of unfavorable market conditions, primarily related to a weakness in the automated test equipment and personal computer markets and a $1.2 million inventory write-down. The improvement in subsequent quarters is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution and a favorable shift in product mix toward higher margin product lines.

  Operating Costs and Expenses. Operating costs and expenses as a percentage of net sales increased in the quarter ended August 2, 1998 from the quarter ended May 3, 1998 due to lower sales volumes, less than maximum utilization of our infrastructure, establishment of a design center in Raleigh, North Carolina and $1.3 million in one-time charges. On an absolute dollar basis, operating expenses generally increased quarter over quarter due to an increase in sales and strategic marketing personnel and increased specialized technical engineers as well as continued focus on production development and engineering.

Liquidity and Capital Resources

  Subsequent to the end of fiscal year 2000, we completed a private offering of $400.0 million principal amount of convertible subordinated debentures that pay an interest rate of 4 1/2% and are convertible into our common stock at a conversion price of $84.46 per share. The notes are due in seven years. We intend to use the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

  On January 30, 2000, we had working capital of $96.7 million, compared with $65.8 million at January 31, 1999. The ratio of current assets to current liabilities at January 30, 2000 was 5.1 to 1, compared to 6.2 to 1 at January 31, 1999. The decline was primarily due to our use of cash to repurchase stock and invest in capital equipment.

  Cash provided by operating activities was $36.6 million for fiscal year 2000, compared to $21.2 million for fiscal year 1999. Net operating cash flows were favorably impacted by net income of $29.4 million compared to $12.9 million in the prior year period. Net cash provided by operating activities for fiscal year 2000 was also positively impacted by an increase in accounts payable and accrued liabilities of $9.2 million and an increased income tax liability of $18.3 million. Net income for fiscal year 2000 was reduced by non-cash charges for depreciation and amortization of $4.1 million. These items were partially offset by a $9.9 million increase in receivables and an $9.8 million increase in inventories.

  Cash provided by operating activities was $21.2 million in fiscal year 1999 and $16.1 million in fiscal year 1998. The Company had an increase in operating cash flows for fiscal year 1999 over fiscal year 1998 despite a reduction in net income year over year, due to depreciation expense of $3.7 million and non-cash restructuring charges of $2.4 million. In addition the Company increased its tax liabilities by $4.8 million. Fiscal year 1998 operating cash flows were favorably impacted by increased tax liability of $4.3 million and accrued liabilities of $1.8 million, which were partially offset by increases in inventories and receivables of $2.6 million and $4.7 million, respectively.

  Investing activities used $31.4 million for fiscal year 2000 compared to $5.3 million in fiscal year 1999 and $7.3 million in fiscal year 1998. Investing activities for fiscal year 2000 consist of increases in temporary cash investments and capital expenditures of $16.4 million and $15.0 million, respectively. Cash used in investing activities for the comparable prior year period reflects primarily additions to property and equipment.

  Our financing activities used $1.0 million during fiscal year 2000 and provided $6.4 million in fiscal year 1999 and $421,000 in fiscal year 1998. Financing activities for fiscal year 2000 reflect primarily $13.9 million in funds used for stock repurchases, partially offset by funds from stock option exercises. Financing activities for the comparable prior period represent primarily cash from stock option exercises.

  In August of 1998 we agreed to a credit arrangement with a financial institution for borrowings up to $20.0 million. The line of credit consists of two parts, the first facility being a $10.0 million line of credit for working capital needs and the second facility being a reducing revolver loan for equipment acquisitions. Through our foreign subsidiary, we also maintain an overdraft credit line in the amount of 300,000 pounds sterling. As January 30, 2000, we had no borrowings outstanding under either of these credit facilities.

  New products have been introduced for use in a wide variety of computer, test and communications systems. In order to develop, design and manufacture new products, we had to make significant expenditures during the past four years. These investments aimed at developing new products, including the hiring of many design and applications engineers and related equipment, will continue. We fully intend to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by operations and cash on-hand.

  Purchases of new capital equipment were made primarily to expand manufacturing capacity and improve efficiency. Funding for these purchases was made from our operating cash flows and cash reserves. We have made significant investments in product and process technology, including capital expenditures of $15.0 million, $5.6 million and $6.2 million in fiscal years 2000, 1999 and 1998, respectively. We believe that sales generating cash flows, together with the proceeds of the debt offering, cash reserves and existing credit facilities, are sufficient to fund operations and capital expenditures for the foreseeable future.


Inflation

  Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.


Recently Issued Accounting Standards

  In June 1998 and June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. We will adopt the statement in February 2001 and do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 provides additional guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed this bulletin and believes that its current revenue recognition policy is consistent with the guidance of SAB No. 101.


Year 2000 Compliance

  As of the date of this Form 10-K, we have not experienced any significant disruptions or computer processing errors or failures related to any Year 2000 issues. A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000 these computer programs may fail from an inability to interpret date codes properly, misreading ''00'' for the year 1900 instead of the year 2000.

  We have completed a comprehensive program intended to identify, evaluate and address issues associated with the ability of our information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on our operations as a result of the century change. By December 1999, we completed all Year 2000 compliance testing and any necessary conversions. We estimate the costs to reprogram, replace and test our information and non-information technology systems for Year 2000 compliance was between $100,000 and $150,000 over the life of the project. Costs incurred in connection with Year 2000 compliance efforts were expensed as incurred. We believe that our information technology and non-information technology systems are Year 2000
compliant.   No adverse effects were encountered and no future expense is expected as a result of Year 2000.

FORWARD LOOKING STATEMENTS



  In addition to historical information, this Form 10-K contains statements relating to our future results. These statements include certain projections and business trends which are ''forward-looking'' within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are made only as of the date of this Form 10-K. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

  Actual results may differ materially from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under ''Risk Factors'' including those set forth below and those detailed from time to time in our filings with the SEC:

  .  successful development and timing of new products;

  .  ability to attract or retain specialized technical personnel;

  . cyclical nature of the semiconductor industry due to global and market conditions;

  .  availability of manufacturing capacity;

  .  fluctuation of quarterly operating results;

  .  loss of a significant customer or customer order;

  . our ability to manage and integrate our expanding and more diverse operations;

  .  our ability to integrate strategic acquisitions;

  .  our ability to compete against larger, more established entities;

  .  fluctuations in manufacturing yields;

  .  our ability to protect our intellectual property rights;

  .  uncertainties of litigation; and

  .  other risks and uncertainties.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency Risk

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

Interest Rate Risk

  The Company has a line of credit with a financial institution at an interest rate of 30-day commercial paper plus 2.2%. At any time, a sharp rise in interest rates could have a material adverse impact upon the Company's cost of working capital and interest expense. The Company does not currently hedge this potential interest rate exposure. As of January 30, 2000 the Company had no long-term debt outstanding.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED JANUARY 30, 2000
(In thousands-except per share amounts)


                                                               2000                1999                1998
-----------------------------------------------------------------------------------------------------------
NET SALES                                                  $173,768            $114,519            $102,808
Cost of Sales                                                82,731              60,241              53,879
                                                           --------            --------            --------
Gross Profit                                                 91,037              54,278              48,929
                                                           --------            --------            --------
Operating costs and expenses:
Selling, general and administrative                          27,206              20,091              16,925
Product development and engineering                          20,342              14,026               9,195
Restructuring charge                                              -               1,330                   -
Acquisition costs                                               531                 255               1,000
                                                           --------            --------            --------
Total operating costs and expenses                           48,079              35,702              27,120
                                                           --------            --------            --------
Operating Income                                             42,958              18,576              21,809
Interest expense                                                (57)                (22)                (36)
Other income, net                                             1,203                 808                 386
                                                           --------            --------            --------
Income before taxes                                          44,104              19,362              22,159
Provision for taxes                                          14,709               6,467               7,398
                                                           --------            --------            --------
NET INCOME                                                 $ 29,395            $ 12,895            $ 14,761
                                                           ========            ========            ========
Earnings per share:
Net income per share -
Basic                                                         $0.95               $0.44               $0.53
Diluted                                                       $0.83               $0.41               $0.49

Weighted average number of shares -
Basic                                                        30,835              29,344              27,956
Diluted                                                      35,315              31,784              30,236

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
JANUARY 30, 2000 AND JANUARY 31, 1999
(Dollars in thousands-except share amount)

                                                                               2000                 1999
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                  $ 45,225              $41,035
Temporary investments                                                        18,066                1,648
Receivables, less allowances of $750 in 2000 and $878 in 1999                25,223               15,414
Income taxes refundable                                                           -                  258
Inventories                                                                  26,581               16,803
Other current assets                                                          1,223                1,275
Deferred income taxes                                                         4,106                2,139
                                                                           --------              -------
Total current assets                                                        120,424               78,572
                                                                           --------              -------
Property, plant and equipment, net                                           24,397               13,417
Other assets                                                                  1,482                   89
Deferred income taxes                                                         3,047                  478
                                                                           --------              -------
TOTAL ASSETS                                                               $149,350              $92,556
                                                                           ========              =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                           $ 10,723              $ 5,296
Accrued liabilities                                                           8,869                5,102
Income taxes payable                                                          1,389                    -
Other current liabilities                                                     2,756                2,330
                                                                           --------              -------
Total current liabilities                                                    23,737               12,728
                                                                           --------              -------
Other long-term liabilities                                                     131                   57
                                                                           --------              -------
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 100,000,000 authorized
Issued and outstanding 32,048,252 in 2000 and 30,387,960 in                     320                  304
 1999
Additional paid-in capital                                                   53,885               30,309
Retained earnings                                                            71,498               49,411
Accumulated other comprehensive loss                                           (221)                (253)
                                                                           --------              -------
Total Stockholders' equity                                                  125,482               79,771
                                                                           --------              -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $149,350              $92,556
                                                                           ========              =======

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME THREE YEARS ENDED JANUARY 30, 2000
(Dollars in thousands-except share amounts)


                                                 Common Stock
                                   -------------------------------------
                                                              Additional                              Accumulated
                                   Number                  Paid-in     Retained       Treasury           Other         Stockholders'
                                  of Shares     Amount     Capital     Earnings    Stock, at Cost    Comprehensive         Equity
  ----------------------------------------------------------------------------------------------------------------------------------
Balance at January 26, 1997       27,365,040      $274       $12,420    $21,571           -           $   (279)          $ 33,986
Comprehensive income:
  Net income                               -         -             -     14,761           -                  -             14,761
  Translation adjustment                   -         -             -          -           -                 60                 60
                                                                                                                         --------
Comprehensive income                       -         -             -          -           -                  -             14,821
Exercise of stock options          1,023,420        10         1,921          -           -                  -              1,931
Tax benefit from exercised
  stock options                            -         -         3,923          -           -                  -              3,923
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 1, 1998       28,388,460      $284       $18,264    $36,332           -               (219)          $ 54,661
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
  Net income                               -         -             -     12,895           -                  -             12,895
  Translation adjustment                   -         -             -          -           -                (34)               (34)
                                                                                                                         --------
Comprehensive income                       -         -             -          -           -                  -             12,861
Effect of pooling with Acapella
 Limited                              351,548        4            57        184           -                  -                245

Exercise of stock options           1,647,952       16         6,129          -           -                  -              6,145
Tax benefit from exercised
  stock options                             -        -         5,859          -           -                  -              5,859
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999        30,387,960     $304       $30,309    $49,411           -               (253)          $ 79,771
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
  Net income                                -        -             -     29,395           -                  -             29,395
  Translation adjustment                    -        -             -          -           -                 32                 32
                                                                                                                         --------
Comprehensive income                        -        -             -          -           -                  -             29,427
Effect of pooling with  USAR
 Systems                              495,404        5         1,229       (143)          -                  -              1,091

Stock repurchase                     (701,000)      (7)            -          -         (13,843)                          (13,850)
Reissued treasury stock               691,000        7             -     (7,165)         13,843               -             6,685
Purchase of Practical Sciences         10,000        -           349          -            -                  -               349
Exercise of stock options           1,164,888       11         5,047          -            -                  -             5,058
Tax benefit from exercised
  stock options                             -        -        16,951          -            -                  -            16,951
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 30, 2000        32,048,252     $320       $53,885    $71,498            -              $(221)         $125,482
------------------------------------------------------------------------------------------------------------------------------------



See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 30, 2000
(Dollars in thousands)

                                                                                 2000             1999             1998
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                   $ 29,395          $12,895          $14,761
Adjustments to reconcile net income to
net cash provided by operating activities:

    Depreciation and amortization                                               4,118            3,723            2,775
    Deferred income taxes                                                      (4,536)            (802)            (876)
    (Gain) Loss on disposition of property, plant and equipment                     -               (1)              20
    Provision for doubtful accounts                                                45              135              480
    Non-cash portion of restructuring charge                                        -            2,366                -
Changes in assets and liabilities, net of effect of acquisition:
    Receivables                                                                (9,854)          (1,827)          (4,732)
    Income taxes refundable                                                       258             (258)              68
    Inventories                                                                (9,778)            (955)          (2,566)
    Other assets                                                               (1,081)            (251)               9
    Accounts payable                                                            5,427               55             (344)
    Accrued liabilities                                                         3,767              643            1,813
    Income taxes payable                                                       18,340            4,839            4,279
    Other liabilities                                                             500              633              457
                                                                             --------          -------          -------
Net cash provided by operating activities                                      36,601           21,195           16,144
                                                                             --------          -------          -------
Cash flows from investing activities:
    Temporary investments, net                                                (16,418)             204           (1,095)
    Proceeds from sale of property, plant and
     equipment                                                                      -               62               31
    Purchases of property, plant and equipment                                (15,009)          (5,590)          (6,192)
                                                                             --------          -------          -------
Net cash used in investing activities                                         (31,427)          (5,324)          (7,256)
                                                                             --------          -------          -------
Cash flows from financing activities:
    Net repayments under line of credit                                             -                -              (80)
    Repayment of long-term debt                                                     -                -           (1,430)
    Exercise of stock options                                                   5,058            6,145            1,931
    Repurchase of treasury stock                                              (13,850)               -                -
    Reissuance of treasury stock                                                6,685                -                -
    Effect of pooling of interests                                              1,091              245                -
                                                                             --------          -------          -------
Net cash provided (used) by financing activities                               (1,016)           6,390              421
                                                                             --------          -------          -------
Effect of exchange rate changes on cash and cash equivalents                       32              (34)              60
Net increase in cash and cash equivalents                                       4,190           22,227            9,369
Cash and cash equivalents at beginning of year                                 41,035           18,808            9,439
                                                                             --------          -------          -------
Cash and cash equivalents at end of year                                     $ 45,225          $41,035          $18,808
                                                                             ========          =======          =======


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Business

  Semtech Corporation and its wholly owned subsidiaries (Semtech International, Semtech Corpus Christi, Semtech Limited, Semtech Santa Clara, Edge Semiconductor, Acapella Limited, and USAR Systems, together, the Company) design, develop and manufacture Standard Semiconductor Products, Rectifier and Assembly Products and Other Products which are used in computer, communications, military, aerospace, industrial, automotive and consumer applications. The Company's primary facilities are in Newbury Park, Santa Clara and San Diego, California; Corpus Christi, Texas; New York, New York; St. Gallen, Switzerland; Reynosa, Mexico; and Southampton, England.

Fiscal Year

  The Company reports results on the basis of fifty-two and fifty-three week periods. The fiscal years ended January 30, 2000 and January 31, 1999 each consisted of fifty-two weeks. The fiscal year ended February 1, 1998 consisted of fifty-three weeks.

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

Recently Issued Accounting Standards

  In June 1998 and June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. The Company will adopt the statement in February 2001 and do not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 provides additional guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed this bulletin and believes that its current revenue recognition policy is consistent with the guidance of SAB No. 101.


Inventories

  Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method.

Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives: buildings for thirty years; leasehold improvements for the lesser of estimated useful life or lease term; machinery and equipment for two to six years; and furniture and office equipment for three to six years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.

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

  As of January 30, 2000 and January 31, 1999, approximately $2.6 million and $3.0 million, respectively, of unremitted income related to the Company's wholly owned European subsidiaries are not subject to federal and state income taxes except when such income is paid to the parent company. Federal and state income taxes have not been provided on this income, as it is management's intention that these amounts will not be distributed in a taxable transaction.

Earnings per Share

  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in fiscal years 2000, 1999 and 1998 were 30,835,000, 29,344,000, and 27,956,000, respectively. For computation of diluted earnings per share, the weighted average number of shares used in fiscal years 2000, 1999 and 1998 were 35,315,000, 31,784,000, and 30,236,000, respectively.

  Options to purchase approximately 100,000, 1,130,000, and 376,000 shares were not included in the computation of fiscal years 2000, 1999 and 1998 diluted net income per share because such options were considered anti-dilutive.

Stock Distribution

  On September 14, 1999, the Company effected a two-for-one stock split in the form of a 100% stock dividend which was payable to shareholders of record as of August 30, 1999. All shares, per share data, common stock, and stock option amounts herein have been restated to reflect the effect of this split.

Translation

  The assets and liabilities of the Company's foreign subsidiaries are translated using currency exchange rates at fiscal year end. Income statement items are translated at average exchange rates prevailing during the period. The translation gains or losses are included in accumulated other comprehensive
income in the accompanying financial statements.   Transaction gains and losses
are insignificant.

Software Development Costs

  In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Software development costs incurred prior to achieving technological feasibility as well as certain licensing costs are charged to research and development expense as incurred.

  Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life, or a ratio of current revenues to total anticipated revenues, generally three years for internal software development costs. Fully amortized software costs are removed from the financial records. As of January 30, 2000, $1.2 million of capitalized software costs are included in "Other Assets" in the accompanying consolidated balance sheets. Amortization expense of capitalized software costs totaled $26,000 as of January 30, 2000 and are included in "Cost of Sales" in the accompanying consolidated statements of income.

Estimates Used by Management

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  Business Combinations and Purchases

    On December 6, 1999, the Company completed a merger with USAR Systems Incorporated (USAR), based in New York, New York. Under the agreement, USAR shareholders received 495,404 shares of Semtech common stock for all outstanding shares of USAR stock. The Company acquired USAR Systems to broaden its product line for serving the market for portable systems.

    The acquisition of USAR was accounted for as a pooling of interests in accordance with APB Opinion No. 16 and related Securities and Exchange Commission pronouncements. USAR's financial position and results of operations prior to the fourth quarter of fiscal year 2000 were immaterial in relation to Semtech's overall results. Therefore, the effect of the merger prior to November 1, 1999 has been adjusted to retained earnings. Merger related costs of $531,000 associated with the acquisition of USAR are reflected in the Company's net income.

    During the third quarter of fiscal year 2000, Semtech purchased a communication design firm, Practical Sciences. Semtech issued 10,000 shares to the owner of Practical Sciences. The purchase price, based on the Company's closing stock price on the day of the transaction, was approximately $349,000 and resulted in goodwill of approximately $260,000, which is amortized over six years. The purchase was made to strengthen the Company's ability to develop high-speed communications devices.

    In fiscal year 1999, the Company acquired Acapella Limited (Acapella) for approximately 352,000 shares of Semtech common stock. The acquisition of Acapella was accounted for as a pooling of interests. Acapella's financial position and results of operations prior to fiscal year 1999 were immaterial in relation to Semtech's overall results. Therefore, the effect of the merger prior to February 1, 1998 has been adjusted to retained earnings. The consolidated balance sheet at January 31, 1999 as well as the consolidated statements of income and cash flows for the twelve months ended January 31, 1999 include the results of Acapella. Merger related costs of $255,000 associated with the acquisition of Acapella are reflected in the Company's net income. The Company acquired Acapella to strengthen its ability to develop advanced communication solutions.

    In fiscal year 1998, the Company acquired Edge Semiconductor (Edge). The acquisition was accounted for as a pooling of interests and Edge shareholders received 2,999,908 shares of common stock. Costs of $1 million were recorded to cover the expense associated with the acquisition of Edge. The financial statements of the Company have been restated to include the results of operations, financial position and cash flows of Edge, as though it had always been a part of Semtech. The Company acquired Edge to integrate and complement its existing businesses and technology.


3.  Stock Repurchase Programs

    On February 2, 1999, the Company announced that its board of directors had approved a program to repurchase up to $10.0 million of its common stock. On July 28, 1999, the Company completed this repurchase program and announced that its board of directors approved the repurchase of an additional $10.0 million of its common stock. The Company repurchased 701,000 shares under these programs for approximately $13.9 million. Through

December 3, 1999, the Company had reissued all 701,000 shares to cover the exercise of employee stock options and the acquisition of Practical Sciences (see Note 2). On December 3, 1999, the Company discontinued any additional repurchases under its stock repurchase program.

4.   Impairment of Assets and Restructuring Charge

     Operating income for fiscal year 1999 included total charges of $2.5 million, comprised of $136,000 related to a restructuring program, $1.2 million for the write-down of long-lived assets, and a $1.2 million write-down of inventory included in ''Cost of Sales.'' The restructuring program resulted in a significant reduction of capacity and the elimination of approximately 60 positions during fiscal year 1999.

     The asset impairment loss of $1.2 million consists of a write-down of the Company's Corpus Christi wafer fab, and results from the evaluation of the Company's ability to recover asset costs after an extensive review of its business model. The asset impairment loss was determined by comparing the estimated future cash flows associated with each long-lived asset or group thereof, as appropriate, to the carrying amount of such asset or group of assets. The $1.2 million inventory write-down consists of inventory that was written-down to its estimated net realizable value. As of the end of fiscal year 1999, no amounts included in the charges remained to be spent.


5.   Temporary Investments

     Temporary investments consist of bank and corporate obligations with original maturities in excess of three months at the time of purchase. At January 30, 2000, and January 31, 1999, the fair market value of temporary investments classified as ''available for sale securities'', approximated cost, thus no unrealized holding gains or losses were reported in the accompanying balance sheets. During fiscal year 2000 and 1999, the Company had no sales of available for sale securities and likewise no realized gain or loss. As of January 30, 2000, temporary investments consisted of $8.5 million in bank obligations and $9.5 million in corporate obligations, all of which mature on various dates through the fiscal year 2001. As of January 31, 1999, temporary investments consisted solely of corporate obligations.


6.   Inventories

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

                                     Raw           Work in        Finished
                                -------------   -------------   -------------
                                  Materials        Process          Goods           Total
                                -------------   -------------   -------------   -------------
                                                         (thousands)
  2000
  Gross inventories............       $1,471         $17,276         $12,588         $31,335
  Total reserves...............         (288)         (2,030)         (2,436)         (4,754)
                                      ------         -------         -------         -------
     Net inventories...........       $1,183         $15,246         $10,152         $26,581
                                      ======         =======         =======         =======
  1999
  Gross inventories............       $1,879         $ 9,906         $ 9,016         $20,801
  Total reserves...............         (426)         (1,329)         (2,243)         (3,998)
                                      ------         -------         -------         -------
     Net inventories...........       $1,453         $ 8,577         $ 6,773         $16,803
                                      ======         =======         =======         =======


7.   Property, Plant and Equipment

  Property, plant and equipment consisted of the following:

                                                                  2000           1999
                                                              --------       --------
                                                                  (thousands)
  Property...............................................     $  5,279       $    165
  Building  .............................................          827          1,119
  Leasehold improvements  ...............................        1,264          1,423
  Machinery and equipment  ..............................       28,664         22,683
  Furniture and office equipment  .......................        6,352          3,537
  Construction in progress  .............................        1,642              3
                                                              --------       --------
                                                                44,028         28,930
  Less accumulated depreciation and amortization  .......      (19,631)       (15,513)
                                                              --------       --------
    Property, plant and equipment, net  .................     $ 24,397       $ 13,417
                                                              ========       ========


8.   Lines of Credit

  The Company has a credit arrangement with a financial institution for borrowings up to $20.0 million at an interest rate of 30 day commercial paper plus 2.2% that is available through August 2000. The line of credit consists of two parts, the first facility is a $10.0 million line of credit for working capital needs and the second facility is a reducing revolver loan for equipment acquisitions. The available amount under the reducing revolver loan declines in equal increments over 84 months. As of January 30, 2000, the Company had approximately $8.2 million available under the reducing revolver portion. The arrangement is collateralized by the Company's domestic assets and provides for financial and non-financial covenants. As of January 30, 2000, the Company had no borrowings outstanding under this credit facility. Through its foreign subsidiary, the Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling.


9.   Accrued Liabilities

  Accrued liabilities consisted of the following:

                                         2000       1999
                                       ------     ------
                                         (thousands)
  Payroll and related  .............   $5,617     $3,934
  Commissions  .....................    1,191        269
  Environmental  ...................      245          -
  Non-income related taxes  ........        -        110
  Other.............................    1,816        789
                                       ------     ------
    Accrued liabilities  ...........   $8,869     $5,102
                                       ======     ======

10.   Income Taxes

  The provision for taxes consisted of the following:

                                2000         1999         1998
                             -------       ------       ------
                                       (thousands)
  Current:
    Federal.............     $18,868       $6,331       $6,963
    State...............         377          870          918
    Foreign.............           -           68          393
                             -------       ------       ------
                              19,245        7,269        8,274
  Deferred:
    Federal.............      (4,023)        (672)        (800)
    State...............        (513)        (130)         (76)


    Foreign..............          -            -            -
                             -------       ------       ------
    Provision for taxes..    $14,709       $6,467       $7,398
                             =======       ======       ======

  The components of the net deferred income tax assets at January 30, 2000 and January 31, 1999 are as follows:

  Net short-term deferred income taxes:

                                                     2000        1999
                                                   ------      ------
                                                       (thousands)
  Deferred tax assets:
    Payroll and related  .....................     $  281      $  544
    Environmental  ...........................        100           -
    Deferred revenue  ........................      2,188       1,211
    Bad debt reserve  ........................        266         245
    State income taxes  ......................          1         309
    AMT credit carryforward  .................        658           -
    Other deferred assets  ...................        612           4
                                                   ------      ------
  Total short-term deferred assets  ..........      4,106       2,313
  Valuation reserve  .........................          -        (174)
                                                   ------      ------
  Net short-term deferred income taxes  ......     $4,106      $2,139
                                                   ======      ======

  Net long-term deferred income taxes:

                                                         2000         1999
                                                      -------       ------
                                                         (thousands)
  Deferred tax assets:
    Inventory valuation  .........................    $ 1,773       $1,342
    Research and development charges  ............      2,484          210
                                                      -------       ------
  Total long-term deferred assets  ...............      4,257        1,552
                                                      -------       ------
  Deferred tax liabilities:
    Depreciation and amortization  ...............     (1,173)        (792)
    Foreign deferred taxes  ......................        (37)         (37)
                                                      -------       ------
  Total long-term deferred liabilities  ..........     (1,210)        (829)
                                                      -------       ------
  Subtotal  ......................................      3,047          723
  Valuation reserve  .............................          -         (245)
                                                      -------       ------
  Net long-term deferred income taxes  ...........    $ 3,047       $  478
                                                      =======       ======

  The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

                                                                            2000         1999         1998
                                                                         -------       ------       ------
                                                                                   (thousands)
  Computed expected federal income tax  ..............................   $15,436       $6,583       $7,534
  State income taxes, net of federal benefit  ........................         2          599          640
  Foreign sales corporation at rates less than statutory rates  ......      (385)        (276)        (346)
  Foreign taxes at rates less than domestic rates  ...................        28           (7)          (5)
  Utilization of net operating loss and tax credit carryforwards  ....         -         (644)        (546)
  Changes in valuation reserve  ......................................      (419)           -         (263)
  Permanent differences  .............................................       381         (160)          83
  Other  .............................................................      (334)         372          301
                                                                         -------       ------       ------
  Provision for taxes  ...............................................   $14,709       $6,467       $7,398
                                                                         =======       ======       ======

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


11.   Commitments and Contingencies

  The Company leases facilities and certain equipment under lease arrangements expiring in various years through fiscal year 2008. The aggregate minimum annual lease payments under leases in effect on January 30, 2000 were as follows:

                                                           Capital       Operating
                 Fiscal Year Ending                        -------       ---------
                 ------------------                        Leases          Leases
                                                           ------          ------
                                                                (thousands)
            2001  ......................................        $ 46          $1,704
            2002  ......................................          29           1,642
            2003  ......................................          11           1,337
            2004  ......................................           -           1,005
            2005  ......................................           -             377
            Thereafter  ................................           -             463
                                                                ----          ------
            Total minimum lease commitments  ...........        $ 86          $6,528
                                                                              ======
                  Less: amount representing interest             (13)
                                                                ----
                Sub-total                                         73
                  Less: current portion                          (37)
                                                                ----
                Total                                           $ 36
                                                                ====

  The current portion of capital lease obligations are included in "Other current liabilities" and the remaining capital lease obligations are included in "Other long-term liabilities" in the accompanying consolidated balance sheets. Annual rent expense was $1.5 million, $1.3 million and $1.0 million for fiscal years 2000, 1999, and 1998, respectively.

  On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site for its involvement in utilizing this site for waste disposal. As of January 30, 2000, the Company provided approximately $245,000 for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. The Company believes the amount provided is sufficient to cover any liability existing based on the currently available information.

  Certain contaminants have been found in the ground water at the Company's Newbury Park facility. The Company has data showing that the contaminants are from an adjacent facility. The contaminants in question have never been used by the Company at the Newbury Park facility. To protect its interests, the Company utilizes an environmental firm, specializing in hydrogeology, to perform periodic monitoring. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company at this site. Accordingly, no reserves for clean-up have been provided by the Company at this time.

  Effective June 11, 1998, the Company's Board of Directors approved a Stockholder Protection Agreement to issue a Right for each share of common stock outstanding on July 31, 1998 and each share issued thereafter (subject to certain limitations). These Rights, if not cancelled by the Board of Directors, can be exercised into a certain number of Series X Junior Participating Preferred Stock after a person or group of affiliated persons acquire 25% or more of the Company's common stock and subsequently allow the holder to receive certain additional Company or acquirer common stock if the Company is acquired in a hostile takeover.

  From time to time, the Company is a defendant in lawsuits involving matters which are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on the accompanying consolidated financial statements.

12.   Stockholders' Equity

  On October 12, 1999, the Company authorized an increase in the number of shares of the Company's common stock from 40,000,000 to 100,000,000.

  The Company has various stock option plans that provide for granting options to purchase shares of the Company's common stock to employees, directors and consultants of the Company. The plans provide for the granting of options which meet the Internal Revenue Code requirements for qualification as incentive stock options, as well as nonstatutory options. Under these plans, the option price must be at least equal to the fair market value of the Company's common stock at the date of the grant for incentive stock options. Most incentive stock options expire within ten years from the date of grant. Generally, the options vest in equal annual increments over three to four years from the date of grant.

  The plans provide for the issuance of 6,400,000 shares over the remaining life of the plans. The plans also provide for the further issuance of up to 4,000,000 additional shares, if authorized by the Board, which are reacquired in the open market or in a private transaction.

  Stock option information with respect to the Company's stock option plans is as follows (in thousands):

                                                       2000                       1999                       1998
                                                       ----                       ----                       ----
                                                             Weighted                   Weighted                   Weighted
                                                             ---------                  ---------                  ---------
                                                Shares        Average      Shares        Average      Shares        Average
                                              -----------    ---------   -----------    ---------   -----------    ---------
                                                 Under       Exercise       Under       Exercise       Under       Exercise
                                              -----------    ---------   -----------    ---------   -----------    ---------
                                                Option         Price       Option         Price       Option         Price
                                              -----------    ---------   -----------    ---------   -----------    ---------
Options Outstanding, beginning of year  ...         9,578       $ 7.26         7,938        $5.95         4,727        $2.45
Granted  ..................................         2,610        23.97         3,794         8.41         4,732         8.17
Canceled  .................................          (117)       12.04          (507)        6.92          (498)        3.20
Exercised  ................................        (1,856)        6.25        (1,647)        3.73        (1,023)        1.89
                                                   ------                     ------                     ------
Options Outstanding, end of year  .........        10,215       $11.65         9,578        $7.26         7,938        $5.88
                                                   ======                     ======                     ======
Options exercisable at the end of year  ...         3,514       $ 6.68         2,342        $5.65         1,179        $2.27
Weighted average fair value of options
 Granted during year  .....................                     $13.37                      $5.25                      $5.56

  Information about stock options outstanding at January 30, 2000 is summarized as follows (in thousands):

                                     Number        Weighted Average       Number
                                     ------        ----------------       ------
                                   Outstanding        Remaining        Exercisable
                                   -----------        ---------        -----------
Exercise Prices                      1/30/00        Contract Life      at 1/30/00
---------------                      -------        -------------      ----------
  $   0.63-$   0.66                       87           4.0 Years              87
  $   1.94-$   2.72                      820           6.2 Years             580
  $   3.38-$   4.88                    1,238           6.7 Years             703
  $   5.19-$   7.88                    2,587           8.2 Years           1,011
  $   8.84-$  13.31                    2,906           7.4 Years           1,120
  $  13.56-$  18.41                    1,268           8.4 Years              13
  $  20.00-$  28.00                      737           9.1 Years               0
  $  30.94-$  41.38                      474           9.6 Years               0
  $  48.00-$  56.94                       98           9.9 Years               0
-------------------                  -------   -----------------           -----
  $   0.63-$ 56.94                    10,215           7.8 Years           3,514
===================                  =======   =================           =====

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" under which no compensation cost has been recognized. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in 2000, 1999, and 1998, consistent with the provisions of SFAS No. 123, net income and net income per share would have been reduced to the following pro forma amounts:

                                                       2000         1999       1998
                                                       ----         ----       ----
                                                      (in thousands, except per
                                                            share amounts)
  Additional compensation expense  .............     $21,383      $15,080     $8,095
  Proforma net income  .........................     $15,230      $ 3,063     $9,609
  Proforma basic net income per share  .........     $  0.49      $  0.10     $ 0.34
  Proforma diluted net income per share  .......     $  0.43      $  0.10     $ 0.32

  The pro forma effect on net income for fiscal years 2000, 1999, and 1998, may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. The following assumptions were applied: (i) expected dividend yields of 0% for all periods, (ii) expected volatility rates of 0.666 for 2000, 0.778 for 1999, and 0.828 for 1998, (iii) expected lives of 4 to 6 years for all years, and (iv) risk-free interest rates ranging from 4.63% to 7.01% for all years.

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


13.   Other Income and Expense

  Other income (expense) consisted of the following:

                                                 2000       1999       1998
                                               ------      -----      -----
                                                       (thousands)
  Interest income  ........................    $1,710      $ 992      $ 469
  Gain (loss) on disposition of assets  ...         -          1        (20)
  Foreign currency transaction losses  ....       (60)       (24)       (63)
  Miscellaneous expense  ..................      (447)      (161)         -
                                               ------      -----      -----
    Other income, net  ....................    $1,203      $ 808      $ 386
                                               ======      =====      =====

14.   Statements of Cash Flows

  The Company had the following non-cash activities for each year:

                                                  2000       1999       1998
                                                 -------     ------     ------
                                                         (thousands)
     Tax benefits related to exercised

         stock options   .................       $16,951     $5,859     $3,923
                                                 =======     ======     ======

  In connection with the acquisition of Practical Sciences (see Note 2), the Company received property and equipment of approximately $89,000 and recorded goodwill of approximately $260,000.

  Income taxes paid in fiscal years 2000, 1999, and 1998, were $440,000, $2.8 million and $3.5 million, respectively. For those same periods, the Company paid interest in the amounts of $57,000, $22,000, and $36,000, respectively.

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

15.   Business Segments and Concentrations of Risk

  As of January 30, 2000, the Company operates in three reportable segments:
Standard Semiconductor Products, Rectifier and Assembly Products, and Other Products. Included in the Standard Semiconductor Products segment are the power management, protection, high-performance, advanced communications and system management product lines. The Rectifier and Assembly Products segment includes the Company's line of assembly and rectifier products. The Other Products segment is made up of other custom IC and foundry sales.

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

Net Sales                                           2000          1999        1998
------------------------------------------      --------      --------    --------
                                                        (in thousands)
  Standard Semiconductor Products  ........     $153,229      $ 89,238    $ 76,691
  Rectifier and Assembly Products  ........       11,995        13,769      14,865
  Other Products  .........................        8,544        11,512      11,252
                                                --------      --------    --------
    Total Net Sales  ......................     $173,768      $114,519    $102,808
                                                ========      ========    ========

Operating Income                                      2000             1999
------------------------------------------         -------          -------
                                                     (in thousands)
Standard Semiconductor Products  .........         $41,618          $17,062
  Rectifier and Assembly Products  .......             745            2,196
  Other Products  ........................           1,126            2,075
  One-time charges  ......................            (531)          (2,757)
                                                   -------          -------
    Total Operating Income  ..............         $42,958          $18,576
                                                   =======          =======

  The one-time charges include charges in fiscal year 1999 of $2.5 million related to Standard Semiconductor Products, comprised of $136,000 related to a restructuring program, $1.2 million for the write-down of long-lived assets, and a $1.2 million write-down of inventory included in ''Cost of Sales" for the Standard Semiconductor Products segment.

  For the three fiscal years ended January 30, 2000, the Company had no customer that accounted for more than 10% of net sales. As of January 30, 2000, one customer accounted for approximately 15% of total accounts receivable. For the two fiscal years ended January 31, 1999, no customer accounted for more than 10% of total accounts receivable. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Net Sales                              2000          1999        1998
-----------------------------      --------      --------    --------
                                           (in thousands)
  Domestic  .................      $ 62,574      $ 53,824    $ 56,754
  Asia-Pacific  .............        90,151        46,953      32,899
  European  .................        21,043        13,742      13,155
                                   --------      --------    --------
    Total Net Sales  ........      $173,768      $114,519    $102,808
                                   ========      ========    ========

  Long lived assets located outside the United States as of the end of fiscal years 2000 and 1999 were approximately $1.5 million and $2.6 million, respectively.

16.   Subsequent Event

  In February 2000, the Company completed the private offering of $400.0 million aggregate principal amount of its 4 1/2% Convertible Subordinated Notes. The notes are convertible into the Company's common stock at a conversion price of $84.46 per share at anytime on or before February 1, 2007 and are redeemable by the Company after February 5, 2003.

     The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, the Company may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products; however, it currently has no commitments or agreements with respect to any acquisition or investment.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Semtech Corporation:

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware corporation) and subsidiaries as of January 30, 2000 and January 31, 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semtech Corporation and subsidiaries as of January 30, 2000 and January 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



  /S/Arthur Andersen LLP
  ---------------------------------
  ARTHUR ANDERSEN LLP



Los Angeles, California
April 12, 2000

                                                                    SCHEDULE  II



                      SEMTECH CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  FOR THE YEARS ENDED FEBRUARY 1, 1998,  JANUARY 31, 1999 AND JANUARY 30, 2000




                                       Balance at                          Charged to                       Balance at
                                      Beginning of                         Costs and                           End
                                         Year               Other          Expenses         Deductions        of Year
                                         ----               -----         -----------       -----------      ----------

Year Ended February 1, 1998
---------------------------
  Allowance for doubtful
  Accounts                             $1,473,000         $(1,141,000)     $480,000         $ (15,000)        $797,000


Year Ended January 31, 1999
---------------------------
  Allowance for doubtful
  Accounts                             $  797,000         $    -           $135,000         $ (54,000)        $878,000


Year Ended January 30, 2000
---------------------------
  Allowance for doubtful
  Accounts                             $  878,000         $   -            $ 45,000         $(173,000)        $750,000

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained at Pages 5 through 11 in Management's Proxy Statement (the "Proxy Statement"), to be filed within 120 days of the Company's fiscal year end, under the heading "Election of Directors" and the information contained on Page 18 of the Proxy Statement regarding appointment of independent accounts is incorporated by reference herein.

    Executive Officers and Certain Other Significant Employees of Registrant
    ------------------------------------------------------------------------

                 Name                       Age                                   Office
                 ----                       ---                                   ------
 John D. Poe                                 48                    Chairman and Chief Executive Officer
 Raymond E. Bregar                           52                    Executive Vice President, Power Management Products
 David G. Franz, Jr.                         38                    Vice President, Finance and Chief Financial Officer, and
                                                                   Secretary
 Wylie J. Plummer                            45                    Vice President, High Performance Products
 Jean-Claude Zambelli                        56                    Vice President, Sales and Marketing

Mr. Poe became Chairman and Chief Executive Officer of the Company in October 1985. He is a director of the Company. Before serving in this capacity at the Company, Mr. Poe served as Vice President, Operations, for Silicon General, Inc. from August 1984 through September 1985. Prior to that position, Mr. Poe was Military Operations Manager in the Discrete Division at Fairchild Camera and Instrument, Inc. where he managed the manufacture, design and marketing of military discrete semiconductors for more than four years.

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

Mr. Plummer joined the Company as Vice President, High Performance Products as a result of the April 1997 acquisition of Edge Semiconductor. Mr. Plummer co-founded Edge Semiconductor and served as its president until the acquisition. Prior to Edge, Mr. Plummer held positions with Brooktree, Intel and National Semiconductor.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the Proxy Statement at Pages 12 through 15 under the heading "Executive Compensation" is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Proxy Statement at Page 5 under the heading "Principal Shareholders" and Pages 5 and 11 under the heading "Election of Directors" is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement at Pages 12 through 15 under the heading "Executive Compensation" is incorporated by reference herein.

                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The financial statements and the Report of Arthur Andersen LLP are included in Part II of this Report on the pages indicated.

                                                                                                       Page
                                                                                                       ----
Index of Financial Statements:
  Report of Independent Public Accountants                                                               40
  Consolidated statements of income, three years ended January 30, 2000                                  25
  Consolidated balance sheets, January 30, 2000 and January 31, 1999                                     26
  Consolidated statements of stockholders' equity and comprehensive income, three
   years ended January 30, 2000                                                                          27
  Consolidated statements of cash flows, three years ended January 30, 2000                              28
  Notes to consolidated financial statements                                                             29

  (2) The following financial statement schedule of the Company for the years ended January 30, 2000, January 31, 1999 and February 1, 1998, is filed as part of this Report and should be read in conjunction with the financial statements:

                                                                                                       Page
                                                                                                       -----
Schedule II -          Valuation and Qualifying Accounts                                                41


  Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

   (3)  Exhibits - Incorporated by reference from the Company's previous 10-K
        --------
         filings unless otherwise indicated

                   3.1    - Certificate of Incorporation, as amended
                   3.2    - Bylaws
                   4.1*   - Indenture between Semtech Corporation and State Street Bank and Trust
                            Company of California, N.A.
                   4.2*   - Form of Debenture
                   4.3*   - Registration Rights Agreement by and among Semtech Corporation as issuer, and Morgan Stanley & Co. Incorporated and Banc of
                            America Securities LLC, as initial purchasers dated as of February 14, 2000.
                  10.1    - Security Agreement and Collateral Installment Note
                            between the Company and Merrill Lynch in the aggregate
                            amount of $7,500,000, dated August 24, 1992, as amended
                            on August 15, 1996 for establishing a WCMA line of credit
                            and an equipment acquisition line

                  10.2   - Agreement of sublease executed on December 23, 1991,
                           effective January 1, 1991, by the Company and the Corpus
                           Christi Airport Development Corporation for a portion of
                           the Company's plant and facilities

                  10.3   - Overdraft facility agreement executed on May 26, 1987
                           between the Company and the Bank of Scotland in the amount of 300,000 pounds sterling

                  10.4   - Lease executed on May 1, 1988 and amended on November 1,
                           1991 by the Company for a portion of its plant and
                           facilities
                  10.5   - Lease executed on September 12, 1988 by the Company for a portion of its plant and facilities

                  10.6   - The Company's 1987 Stock Option Plan and the related Form of Option Agreement

                  10.7   - The Company's 1994 Long-term Stock Incentive Plan and the related Form of Option Agreement, as amended.
                  10.8   - The Company's 1994 Non-Employee Directors Stock Option
                           Plan and the related Form of Option Agreement, as amended.
                  10.9   - The Company's Long-term Stock Incentive Plan
                 10.10*  - The Company's Non-Director, Non-Executive Officer Long-term
                           Stock Incentive Plan
                  13.1   - Annual Report to Shareholders

                  22.1   - Subsidiaries of the Company

                    27   - Financial Data Schedule, Article 5, attached

       * Attached as exhibits to this Form 10-K.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  SEMTECH CORPORATION



  By /S/ John D. Poe
     ----------------------------
    John D. Poe, Chairman of the Board
    and Chief Executive Officer


  Date      April 25, 2000
       ------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    April 25, 2000                  /S/ John D. Poe
      --------------------               -----------------------------
                                         John D. Poe
                                         Chairman of the Board and Chief
                                         Executive Officer


Date:    April 25, 2000                  /S/ David G. Franz Jr.
      --------------------               ------------------------------
                                         David G. Franz, Jr.
                                         Vice President, Finance
                                         and Chief Financial Officer,
                                         and Secretary
                                         (Principal Accounting
                                         and Financial Officer)


Date:    April 25, 2000                  /S/ Rock N. Hankin
      --------------------               ------------------------------
                                         Rock N. Hankin
                                         Vice Chairman of the Board


Date:    April 25, 2000                  /S/ James P. Burra
      --------------------               ------------------------------
                                         James P. Burra
                                         Director


Date:    April 25, 2000                  /S/ Allen H. Orbuch
      --------------------               ------------------------------
                                         Allen H. Orbuch
                                         Director


Date:    April 25, 2000                  /S/ James T. Schraith
      --------------------               ------------------------------
                                         James T. Schraith
                                         Director


Date:    April 25, 2000                  /S/ Jack O. Vance
      --------------------               ------------------------------
                                         Jack O. Vance
                                         Director



  The information contained in the Proxy Statement at Pages 12 and 15 under the heading "Executive Compensation" is incorporated by reference herein.