Form 10-Q
period 2000-04-30
SEMTECH CORP
filed 2000-06-15
CIK 88941

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   _________


                                   FORM 10-Q


                                  (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended April 30, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _________  to _________

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


Number of shares of Common Stock, $0.01 par value, outstanding at April 30, 2000: 32,601,901.
       ----------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

    The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

    In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of April 30, 2000, and the results of their operations and their cash flows for the three months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)



                                                               Three Months Ended
                                                               ------------------
                                                            April 30,             May 2,
                                                              2000                 1999
----------------------------------------------------------------------------------------
Net sales                                                   $57,412              $33,044

Cost of sales                                                26,220               16,445
                                                            -------              -------
Gross profit                                                 31,192               16,599
                                                            -------              -------
Operating costs and expenses -

Selling, general and administrative                           8,220                5,642

Product development and engineering                           7,045                4,117
                                                            -------              -------
Total operating costs and expenses                           15,265                9,759
                                                            -------              -------
Operating income                                             15,927                6,840

Interest and other income, net                                1,329                  254
                                                            -------              -------
Income before taxes                                          17,256                7,094

Provision for taxes                                           5,177                2,341
                                                            -------              -------
Net income                                                  $12,079              $ 4,753
                                                            =======              =======

Earnings per share:

Basic                                                         $0.37                $0.16

Diluted                                                       $0.32                $0.14

Weighted average number of shares:

Basic                                                        32,341               30,058

Diluted                                                      37,382               33,102

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                                            April 30,           January 30,
                                                                              2000                  2000
                                                                          (Unaudited)            (Audited)
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                   $238,470              $ 45,225
Temporary investments                                                        171,352                18,066
Receivables, less allowances                                                  30,968                25,223
Income taxes refundable                                                          478                     -
Inventories                                                                   29,898                26,581
Other current assets                                                           1,891                 1,223
Deferred income taxes                                                          8,361                 4,106
                                                                            --------              --------
Total current assets                                                         481,418               120,424
Property, plant and equipment, net                                            24,785                24,397
Long-term investments                                                         55,156                     -
Other assets                                                                  12,584                 1,482
Deferred income taxes                                                          3,114                 3,047
                                                                            --------              --------
TOTAL ASSETS                                                                $577,057              $149,350
                                                                            ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                            $ 11,213              $ 10,723
Accrued liabilities                                                           11,829                 8,869
Income taxes payable                                                               -                 1,389
Other current liabilities                                                        785                 2,756
                                                                            --------              --------
Total current liabilities                                                     23,827                23,737

Other long-term liabilities                                                      168                   131

Convertible Subordinated Debentures                                          400,000                     -

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value, 40,000,000 authorized
Issued and outstanding                                                           326                   320
Additional paid-in capital                                                    69,328                53,885
Retained earnings                                                             83,577                71,498
Accumulated other comprehensive loss                                            (169)                 (221)
                                                                            --------              --------
Total stockholders' equity                                                   153,062               125,482
                                                                            --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $577,057              $149,350
                                                                            ========              ========

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)




                                                                                                   Three Months Ended
                                                                                                   ------------------
                                                                                              April 30,                 May 2,
                                                                                                 2000                    1999
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                $  12,079                  $ 4,753
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                               1,164                    1,075
    Deferred income taxes                                                                      (4,322)                      21
  Changes in assets and liabilities, net of acquisition:
    Receivables                                                                                (5,745)                  (2,423)
    Income taxes refundable                                                                         -                      258
    Inventories                                                                                (3,317)                  (2,071)
    Other assets                                                                                 (668)                    (497)
    Accounts payable and accrued liabilities                                                    3,450                     (541)
    Income taxes payable                                                                        9,683                    1,799
    Other current liabilities                                                                  (1,971)                    (344)
                                                                                            ---------                  -------
   Net cash provided by operating activities                                                   10,353                    2,030
                                                                                            ---------                  -------

Cash flows from investing activities:
  Temporary investments, net                                                                 (153,286)                     255
  Purchase of long-term investments                                                           (55,156)                       -
  Additions to property, plant and equipment                                                   (1,552)                  (1,229)
                                                                                            ---------                  -------
   Net cash used in investing activities                                                     (209,994)                    (974)
                                                                                            ---------                  -------

Cash flows from financing activities:
  Exercise of stock options                                                                     3,899                      855
  Proceeds from issuance of debentures                                                        388,898                        -
  Stock repurchase                                                                                  -                   (6,642)
  Other                                                                                            37                       42
                                                                                            ---------                  -------
   Net cash provided by (used in) financing activities                                        392,834                   (5,745)
                                                                                            ---------                  -------

Effect of exchange rate changes on cash                                                            52                      (70)

Net increase (decrease) in cash and cash equivalents                                          193,245                   (4,759)

Cash and cash equivalents at beginning of period                                               45,225                   41,035
                                                                                            ---------                  -------
Cash and cash equivalents at end of period                                                  $ 238,470                  $36,276
                                                                                            =========                  =======

                     SEMTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Earnings Per Share

    Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the incremental shares issuable upon the assumed exercise of stock options and assumed conversion of the $400.0 million subordinated debenture for the first quarter of fiscal year 2001.

        (in thousands)             Three Months Ended

                                April 30,        May 2,
                                  2000            1999
-------------------------------------------------------
    Basic                        32,341          30,058
                                 ======          ======
    Diluted                      37,382          33,102
                                 ======          ======


    Options to purchase 31,000 shares were not included in the computation of diluted net income per share for the first quarter of fiscal year 2000, because such options were anti-dilutive.


2.  Business Segments and Concentrations of Risk

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

                                                       Three Months Ended
                                                     April 30,        May 2,
              Net Sales                                2000            1999
              ---------                              -----------------------
  Standard Semiconductor Products..........          $51,436         $27,630
  Rectifier and Assembly Products..........            3,879           3,266
  Other Products...........................            2,097           2,148
                                                     -------         -------
    Total Net Sales........................          $57,412         $33,044
                                                     =======         =======

                                                       Three Months Ended
                                                     April 30,        May 2,
        Operating Income                               2000            1999
        ----------------                            ------------------------
  Standard Semiconductor Products..........          $14,718          $6,386
  Rectifier and Assembly Products..........              693             144
  Other Products...........................              516             310
                                                     -------          ------

    Total Operating Income.................          $15,927          $6,840
                                                     =======          ======

     For the first quarters ended April 30, 2000 and May 2, 1999, the Company had no customer that accounted for more than 10 percent of net sales. As of April 30, 2000 and May 2, 1999, no one customer accounted for more than 10 percent of total accounts receivable. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

                                                Three Months Ended
                                              April 30,        May 2,
     Net Sales                                  2000            1999
     ---------                                -----------------------
  Domestic.........................           $25,261         $12,722
  Asia-Pacific.....................            25,835          16,125
  European.........................             6,316           4,197
                                              -------         -------
    Total Net Sales................           $57,412         $33,044
                                              =======         =======

     Long lived assets located outside the United States as of the end of the first quarter of fiscal years 2001 and 2000 were approximately $1.5 million and $3.5 million, respectively.


3.   Temporary and Long-Term Investments

     Temporary and long-term investments consist of bank and corporate obligations. Temporary investments have original maturities in excess of three months, but no greater than twelve months at the time of purchase. Long-term investments have original maturities in excess of one year. All investments are classified as "hold to maturity", thus no unrealized holding gains or losses were reported in the accompanying balance sheets.


4.   Inventories

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


                                     Raw Materials      Work in Process    Finished Goods        Total
(In thousands)
--------------------------------------------------------------------------------------------------------
April 30, 2000
Gross inventories                        $1,472            $20,845            $12,578            $34,895
Total reserves                             (301)            (2,116)            (2,580)            (4,997)
                                         ------            -------            -------            -------
 Net inventories                         $1,171            $18,729            $ 9,998            $29,898
                                         ======            =======            =======            =======
January 30, 2000
Gross inventories                        $1,471            $17,276            $12,588            $31,335
Total reserves                             (288)            (2,030)            (2,436)            (4,754)
                                         ------            -------            -------            -------
 Net inventories                         $1,183            $15,246            $10,152            $26,581
                                         ======            =======            =======            =======



5.   Convertible Subordinated Debentures

     On February 14, 2000, the Company completed a private offering of $400.0 million principal amount of convertible subordinated debentures that pay an interest rate of 4 1/2 percent and are convertible into common stock at a conversion price of $84.46 per share. The notes are due in seven years and callable by the Company after three years. The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, the Company may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.


6.   Lines of Credit


     The Company has a credit arrangement with a financial institution for borrowings up to $20.0 million at an interest rate of 30 day commercial paper plus 2.2 percent that is available through August 2000. The line of credit consists of two parts, the first facility is a $10.0 million line of credit for working capital needs and the second facility is a reducing revolver loan for equipment acquisitions. The available amount under the reducing revolver loan declines in equal increments over 84 months. As of April 30, 2000, the Company had approximately $7.8 million available under the reducing revolver portion. The arrangement is collateralized by the Company's domestic assets and provides for financial and non-financial covenants. Through its foreign subsidiary, the Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling. As of April 30, 2000, the Company had no borrowings outstanding under these credit facilities.


7.   Commitments and Contingencies

     On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site for its involvement in utilizing this site for waste disposal. As of April 30, 2000, the Company provided approximately $245,000 for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. The Company believes the amount provided is sufficient to cover any liability existing based on the currently available information.


8.   Stock Split

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




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


     You should read the following discussion of our financial condition and results of operations together with the condensed financial statements and the notes to condensed financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Forward Looking Statements" section of this Form 10-Q and the "Risk Factors" section of the Company's annual report on Form 10-K for the year ended January 30, 2000. We undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Results of Operations

     The following table sets forth certain operating data as a percentage of total net sales for the periods indicated.

                                                    Quarter Ended
                                                April 30,       May 2,
                                                  2000           1999
                                                ----------------------
As a Percentage of Net Sales:
Net sales                                       100.0%           100.0%
Cost of sales                                    45.7             49.8
                                                -----            -----
Gross profit                                     54.3             50.2
Operating costs and expenses:
 Selling, general & administrative               14.3             17.1
 Product development and
   Engineering                                   12.3             12.5
                                                -----            -----
Total operating costs and Expenses               26.6             29.5
                                                -----            -----
Operating income                                 27.7             20.7
Interest and other income, net                    2.3              0.8
                                                -----            -----
Income before taxes                              30.1             21.5
Provision for taxes                               9.0              7.1
                                                -----            -----
Net income                                       21.0%            14.4%
                                                =====            =====

Comparison of the Three Months Ended April 30, 2000 and May 2, 1999

     Net Sales.   We generally recognize revenue upon shipment of our products.
We defer revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end users. Net sales for the first quarter of fiscal year 2001 were $57.4 million, compared to $33.0 million for the first quarter of fiscal year 2000, a 74 percent increase. This increase was due in part to favorable market conditions in the overall semiconductor industry and the growth in sales into the Company's main strategic end markets: communications, computer and industrial.

     Gross Profit.   Gross profit is equal to our net sales less our cost of
sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the first three months of fiscal year 2001 was $31.2 million, compared to $16.6 million for the comparable period in the prior year, an 88 percent increase. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin was 54.3 percent for the first quarter of fiscal year 2001. This compared to a gross margin of
50.2 percent for the first quarter of fiscal year 2000. The improvement is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from new products and a favorable shift in product mix toward higher margin product lines.

     Operating Costs and Expenses.   Operating costs and expenses generally
consist of selling, general and administrative (SG&A), product development and engineering costs (R&D), costs associated with acquisitions, and other operating related charges. Operating costs and expenses were $15.3 million, or 26.6 percent of net sales, for the first quarter ended April 30, 2000. Operating costs and expenses for the prior year first quarter were $9.8 million, or 29.5 percent of net sales. Current year operating costs and expenses, as a percentage of net sales, are lower than previous levels due to higher shipment rates and greater efficiencies.

     SG&A expenses for the first quarter of fiscal year 2001 were $8.2 million, or 14.3 percent of net sales, compared to $5.6 million, or 17.1 percent of net sales for the prior year first quarter. The increase in expenditures was due primarily to the overall growth of our business, while the decrease in percentage of net sales reflects higher revenue contributions from newer products. R&D expenses as a percentage of net sales were relatively consistent at $7.0 million, or 12.3 percent of net sales, for the first three months of fiscal year 2001, compared to $4.1 million, or 12.5 percent of net sales, for the first three months of fiscal year 2000. We continue to invest heavily in areas deemed critical for developing and marketing new products, which are generally targeted at broadening our customer base, product lines and end-product applications.

     Interest and Other Income.   Net interest and other income of $1.3 million
was realized in the first quarter of fiscal year 2001. For the first quarter of fiscal year 2000, interest and other income was $254,000. Other income and expenses for the first quarter of fiscal year 2001 is primarily interest income, net of $4.1 million of interest expense associated with the outstanding subordinated debentures. For the prior year first quarter, interest and other income is primarily interest income. The significant increase in interest and other income is attributable to cash provided by the February 2000 issuance of convertible subordinated debentures.

     Provision for Taxes.   Expense for income taxes was $5.2 million in the
first quarter fiscal year 2001, compared to $2.3 million in the first quarter of fiscal year 2000. The effective tax rate for the first quarter of fiscal year 2001 was 30 percent and for the comparable quarter of fiscal year 2000 was 33 percent. The decline is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

Liquidity and Capital Resources

     On February 14, 2000, we completed a private offering of $400.0 million principal amount of convertible subordinated debentures that pay an interest rate of 4 1/2 percent and are convertible into our common stock at a conversion price of $84.46 per share. The notes are due in seven years. We intend to use the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

     On April 30, 2000, we had working capital of $457.6 million, compared with $96.7 million at January 30, 2000. The ratio of current assets to current liabilities at April 30, 2000 was 20.2 to 1, compared to 5.1 to 1 at January 30, 2000. The increase was primarily due to cash generated by the issuance of convertible subordinated debentures.

     Cash provided by operating activities was $10.4 million for the first quarter of fiscal year 2001, compared to $2.0 million for the first quarter of fiscal year 2000. Net income for the first three months of fiscal year 2001 was reduced by non-cash charges for depreciation and amortization of $1.2 million. Net operating cash flows were favorably impacted by net income of $12.1 million compared to $4.8 million in the prior year period. Net cash provided by operating activities for the first three months of fiscal year 2001 was positively impacted by an increase in accounts payable, accrued liabilities and income tax liability. These items were partially offset by increases in deferred income taxes, receivables, and inventories.

     Cash provided by operating activities for the first three months of fiscal year 2000 was favorably impacted by net income, non-cash charges for depreciation and amortization of $1.1 million and increases in income taxes payable. These items were partially offset by increases in receivables, inventories and other assets, and declines in accounts payable and accrued liabilities, and other liabilities.

     Investing activities used $210.0 million for the first quarter of fiscal year 2001 compared to $974,000 in the first quarter of fiscal year 2000. Investing activities for the first quarter of fiscal year 2001 consists of increases in temporary investments, purchases of long-term investments, and capital expenditures of $153.3 million, $55.2 million and $1.6 million, respectively. Cash used in investing activities for the comparable prior year period reflects primarily additions to property and equipment.

     Our financing activities provided $392.8 million during the first three months of fiscal year 2001 and used $5.7 million in the prior year first quarter. Financing activities for the first three months of fiscal year 2001 reflect the proceeds, net of related fees, from the issuance of $400.0 million of convertible subordinated debentures and cash provided by stock option exercises. Financing activities for the comparable prior period represent primarily cash from stock option exercises and cash used to repurchase our stock.

     The Company has a credit arrangement with a financial institution for borrowings up to $20.0 million at an interest rate of 30 day commercial paper plus 2.2 percent that is available through August 2000. The line of credit consists of two parts, the first facility is a $10.0 million line of credit for working capital needs and the second facility is a reducing revolver loan for equipment acquisitions. The available amount under the reducing revolver loan declines in equal increments over 84 months. As of April 30, 2000, the Company had approximately $7.8 million available under the reducing revolver portion. The arrangement is collateralized by the Company's domestic assets and provides for financial and non-financial covenants. Through its foreign subsidiary, the Company also maintains an overdraft credit line in the amount of 300,000 pounds sterling. As of April 30, 2000, the Company had no borrowings outstanding under these credit facilities.

     In order to develop, design and manufacture new products, we had to make significant expenditures during the past five years. These investments aimed at developing new products, including the hiring of many design and applications engineers and related purchase of equipment, will continue. We fully intend to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by operations and cash on-hand.

     Purchases of new capital equipment were made primarily to expand manufacturing capacity and improve efficiency. Funding for these purchases was made from our operating cash flows and cash reserves. We have made significant investments in product and process technology. We believe that sales generating cash flows, together with the proceeds of the debt offering, cash reserves and existing credit facilities, are sufficient to fund operations and capital expenditures for the foreseeable future.


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


Year 2000 Compliance

     As of the date of this Form 10-Q, we have not experienced any significant disruptions or computer processing errors or failures related to any Year 2000 issues. A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000 these computer programs had the potential to fail from an inability to interpret date codes properly, misreading ''00'' for the year 1900 instead of the year 2000. No adverse effects were encountered and no future expense is expected as a result of Year 2000.

FORWARD LOOKING STATEMENTS

     In addition to historical information, this Form 10-Q contains statements relating to our future results. These statements include certain projections and business trends, which are ''forward-looking'' within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are made only as of the date of this Form 10-Q. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

     Actual results may differ materially from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under the "Risk Factors" section of the Company's annual report on Form 10-K for the year ended January 30, 2000, including those set forth below:

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

 .  uncertainties of litigation; and

 .  other risks and uncertainties.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
           -----------------------------------------------------------

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

Interest Rate Risk

     The Company has a line of credit with a financial institution at an interest rate of 30-day commercial paper plus 2.2 percent. At any time, a sharp rise in interest rates could have a material adverse impact upon the Company's cost of working capital and interest expense. The Company does not currently hedge this potential interest rate exposure. As of April 30, 2000 the Company had $400.0 million in long-term debt outstanding at a fixed interest rate of 4 1/2 percent.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     The Company has periodically become subject to legal proceedings in the ordinary course of our business. Other than the action detailed below, the Company is not currently involved in any proceedings, which are believed to have a material and adverse affect.

     On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site for its involvement in utilizing this site for waste disposal. As of April 30, 2000, the Company has provided approximately $245 thousand for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. The Company believes the amount provided is sufficient to cover any liability existing based on the currently available information.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

(a) The Fiscal Year 2000 Annual Meeting of Shareholders of the Company was duly held on June 8, 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits

     11.1 -Computation of per share earnings - See Note 1 of Notes to Unaudited Consolidated Condensed Financial Statements.

     27   -Financial Data Schedule, Article 5

(b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K on February 3, 2000 and February 15, 2000 relating to its private placement of $400.0 million of 4 1/2 percent Convertible Subordinated Notes due 2007.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: June 15, 2000                    /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       Chairman of the Board
                                       and Chief Executive Officer



Date:  June 15, 2000                   /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary