Form 10-Q
period 2000-07-01
SEMTECH CORP
filed 2000-09-14
CIK 88941

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   _________


                                   FORM 10-Q


                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended July 30, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to _________

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


Number of shares of Common Stock, $0.01 par value, outstanding at July 30, 2000:
33,259,742.
----------

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

    In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of July 30, 2000, and the results of their operations and their cash flows for the six months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)



                                                    Three Months Ended                   Six Months Ended
                                                --------------------------          --------------------------
                                                July 30,          August 1,         July 30,          August 1,
                                                 2000               1999             2000              1999
--------------------------------------------------------------------------------------------------------------
Net sales                                        $60,646           $38,253          $118,058           $71,297
Cost of sales                                     27,006            18,609            53,226            35,054
                                                 -------           -------          --------           -------
Gross profit                                      33,640            19,644            64,832            36,243
                                                 -------           -------          --------           -------
Operating costs and expenses -
Selling, general and administrative                8,638             6,067            16,858            11,709
Product development and engineering                7,721             4,527            14,766             8,644
                                                 -------           -------          --------           -------
Total operating costs and expenses                16,359            10,594            31,624            20,353
                                                 -------           -------          --------           -------
Operating income                                  17,281             9,050            33,208            15,890
Interest and other income, net                     2,311               231             3,640               485
                                                 -------           -------          --------           -------
Income before taxes                               19,592             9,281            36,848            16,375
Provision for taxes                                5,878             3,063            11,055             5,404
                                                 -------           -------          --------           -------
Net income                                       $13,714           $ 6,218          $ 25,793           $10,971
                                                 =======           =======          ========           =======

Earnings per share:
Basic                                              $0.42             $0.20             $0.79             $0.36
Diluted                                            $0.36             $0.18             $0.68             $0.32

Weighted average number of shares:
Basic                                             32,910            30,466            32,625            30,264
Diluted                                           37,914            34,612            37,735            33,972

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                                            July 30,             January 30,
                                                                              2000                  2000
                                                                          (Unaudited)            (Audited)
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                   $201,139              $ 45,225
Temporary investments                                                        222,302                18,066
Receivables, less allowances                                                  37,715                25,223
Income taxes refundable                                                          415                     -
Inventories                                                                   31,043                26,581
Other current assets                                                           3,118                 1,223
Deferred income taxes                                                         16,413                 4,106
                                                                            --------              --------
Total current assets                                                         512,145               120,424
Property, plant and equipment, net                                            25,886                24,397
Long-term investments                                                         60,207                     -
Other assets                                                                  12,318                 1,482
Deferred income taxes                                                          5,563                 3,047
                                                                            --------              --------
TOTAL ASSETS                                                                $616,119              $149,350
                                                                            ========              ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                            $ 10,367              $ 10,723
Accrued liabilities                                                           16,651                 8,869
Income taxes payable                                                           2,183                 1,389
Other current liabilities                                                        786                 2,756
                                                                            --------              --------
Total current liabilities                                                     29,987                23,737
Other long-term liabilities                                                      120                   131
Convertible Subordinated Debentures                                          400,000                     -
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 100,000,000 authorized
Issued and outstanding                                                           332                   320
Additional paid-in capital                                                    88,619                53,885
Retained earnings                                                             97,291                71,498
Accumulated other comprehensive loss                                            (230)                 (221)
                                                                            --------              --------
Total stockholders' equity                                                   186,012               125,482
                                                                            --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $616,119              $149,350
                                                                            ========              ========

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)




                                                                                                      Six Months Ended
                                                                                           -------------------------------------
                                                                                              July 30,                 August 1,
                                                                                                2000                     1999
-------------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
  Net income                                                                                 $  25,793                  $10,971
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                2,386                    1,996
    Deferred income taxes                                                                      (14,823)                    (266)
  Changes in assets and liabilities, net of acquisition:
    Receivables                                                                                (12,492)                  (6,666)
    Income taxes refundable                                                                          -                       55
    Inventories                                                                                 (4,462)                  (5,088)
    Other assets                                                                                (1,895)                  (1,118)
    Accounts payable and accrued liabilities                                                     7,426                    4,966
    Income taxes payable                                                                        26,071                    5,321
    Other current liabilities                                                                   (1,970)                    (344)
                                                                                             ---------                  -------
   Net cash provided by operating activities                                                    26,034                    9,827
                                                                                             ---------                  -------
Cash flows from investing activities:
  Temporary investments, net                                                                  (204,236)                    (692)
  Purchase of long-term investments                                                            (60,207)                       -
  Additions to property, plant and equipment                                                    (3,875)                  (3,758)
                                                                                             ---------                  -------
   Net cash used in investing activities                                                      (268,318)                  (4,450)
                                                                                             ---------                  -------
Cash flows from financing activities:
  Exercise of stock options                                                                      9,054                    4,623
  Proceeds from issuance of debentures                                                         389,164                        -
  Stock repurchase                                                                                   -                   (9,998)
  Other long-term liabilities                                                                      (11)                       6
                                                                                             ---------                  -------
   Net cash provided by (used in) financing activities                                         398,207                   (5,369)
                                                                                             ---------                  -------
Effect of exchange rate changes on cash                                                             (9)                     (88)
Net increase (decrease) in cash and cash equivalents                                           155,914                      (80)
Cash and cash equivalents at beginning of period                                                45,225                   41,035
                                                                                             ---------                  -------
Cash and cash equivalents at end of period                                                   $ 201,139                  $40,955
                                                                                             =========                  =======

                      SEMTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Earnings Per Share

  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the incremental shares issuable upon the assumed exercise of stock options and assumed conversion of the $400.0 million subordinated debenture after the date of issuance on February 14, 2000, if dilutive. For the periods presented, the assumed conversion of the convertible debt is anti-dilutive.

for the first quarter of fiscal year 2001.

  (in thousands)                    Three Months Ended             Six Months Ended
                                July 30,        August 1,       July 30,        August 1,
                                 2000            1999            2000            1999
----------------------------------------------------------------------------------------
Basic                            32,910          30,466          32,625          30,264
                                 ======          ======          ======          ======
Diluted                          37,914          34,612          37,735          33,972
                                 ======          ======          ======          ======


  Options to purchase 42,000 and 52,000 shares were not included in the computation of diluted net income per share for the second quarter and first six months of fiscal year 2001, respectively, because such options were anti-dilutive. For the second quarter and first six months of fiscal year 2000, respectively, options to purchase 28,000 and 3,837,000 shares were not included in the computation of diluted net income per share because such options were anti-dilutive.

2.  Business Segments and Concentrations of Risk

  The Company operates in three reportable segments: Standard Semiconductor Products, Rectifier and Assembly Products, and Other Products. Included in the Standard Semiconductor Products segment are the power management, protection, high-performance, advanced communications and human interface devices/system management product lines. The Rectifier and Assembly Products segment includes the Company's line of assembly and rectifier products. The Other Products segment is made up of other custom integrated circuit (IC) and foundry sales.

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

                                                          Three Months Ended               Six Months Ended
               (In thousands)                          July 30,        August 1,       July 30,        August 1,
                  Net Sales                              2000            1999            2000            1999
                  ---------                         -----------------------------------------------------------
  Standard Semiconductor Products..........          $54,713         $33,017        $106,149         $60,647
  Rectifier and Assembly Products..........            3,918           3,071           7,797           6,337
  Other Products...........................            2,015           2,165           4,112           4,313
                                                     -------         -------        --------         -------
    Total Net Sales........................          $60,646         $38,253        $118,058         $71,297
                                                     =======         =======        ========         =======

               (In thousands)                          Three Months Ended               Six Months Ended
              Operating Income                      July 30,        August 1,       July 30,        August 1,
              ----------------                        2000            1999            2000            1999
                                                    --------------------------------------------------------
  Standard Semiconductor Products.............       $16,154          $8,416         $30,872         $14,802
  Rectifier and Assembly Products.............           791             270           1,484             414
  Other Products..............................           336             364             852             674
                                                     -------          ------         -------         -------
    Total Operating Income....................       $17,281          $9,050         $33,208         $15,890
                                                     =======          ======         =======         =======

  For the three months ended July 30, 2000 and August 1, 1999, the Company had no customer that accounted for more than 10 percent of net sales. As of July 30, 2000 and August 1, 1999, no one customer accounted for more than 10 percent of total accounts receivable. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

           (In thousands)                       Three Months Ended               Six Months Ended
              Net Sales                      July 30,        August 1,       July 30,        August 1,
              ---------                        2000            1999            2000            1999
                                            ---------------------------------------------------------
  Domestic......................              $27,169         $12,623        $ 52,431         $25,345
  Asia-Pacific..................               25,229          20,083          51,007          36,208
  European......................                8,248           5,547          14,620           9,744
                                              -------         -------        --------         -------
    Total Net Sales.............              $60,646         $38,253        $118,058         $71,297
                                              =======         =======        ========         =======

  Long lived assets located outside the United States as of the end of the second quarter of fiscal year 2001 and at January 30, 2000 were approximately $1.5 million, respectively.


3.   Temporary and Long-Term Investments

  Temporary and long-term investments consist of bank and corporate obligations. Temporary investments have original maturities in excess of three months, but no greater than twelve months at the time of purchase. Long-term investments have original maturities in excess of one year. All investments are classified as "hold to maturity", thus no unrealized holding gains or losses were reported in the accompanying financial statements.


4.   Inventories

  Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is determined by the first-in, first-out method.


(In thousands)                    July 30,       January 30,
                                    2000            2000
-----------------------------------------------------------
Raw materials                      $ 1,171         $ 1,183
Work in progress                    19,874          15,246
Finished goods                       9,998          10,152
                                   -------         -------
      Total net inventories        $31,043         $26,581
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


6.   Lines of Credit


  The Company had a credit arrangement with a financial institution for borrowings up to $20.0 million at an interest rate of the 30 day commercial paper plus 2.2 percent. The credit arrangement expired in August 2000 and was not extended or renewed by the Company. The arrangement was collateralized by the Company's domestic assets and provides for financial and non-financial covenants. Through its foreign subsidiary, the Company maintains an overdraft credit line in the amount of 300,000 pounds sterling. As of July 30, 2000, the Company had no borrowings outstanding under any credit facility.


7.   Commitments and Contingencies

  On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site for its involvement in utilizing this site for waste disposal. As of July 30, 2000, the Company provided approximately $245,000 for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. The Company believes the amount provided is sufficient to cover any liability existing based on the currently available information.


8.   Stock Split

  On September 14, 1999, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend which was payable to shareholders of record as of August 30, 1999. All shares, per share data, common stock, and stock option amounts herein have been restated to reflect the effect of this split.

  On August 22, 2000, the Company announced a two-for-one stock split in the form of a 100 percent stock dividend. Each shareholder of record on September 5, 2000 will receive one additional share on or about September 26, 2000. The pro forma effect of this stock split on earnings per share data is as follows:

                                             Three Months Ended                   Six Months Ended
                                           --------------------------          --------------------------
                                           July 30,          August 1,         July 30,          August 1,
                                             2000              1999              2000              1999
---------------------------------------------------------------------------------------------------------
Earnings per share:
Basic                                       $  0.21           $  0.10           $  0.40           $  0.18
Diluted                                     $  0.18           $  0.09           $  0.34           $  0.16

Weighted average number of
 shares (in thousands):
Basic                                        65,820            60,932            65,250            60,528
Diluted                                      75,828            69,224            75,470            67,944

9.   Statement of Cash Flow

  The tax benefit related to the exercise of stock options of $25.7 million has been excluded from the accompanying consolidated condensed statement of cash flows as it is a non-cash transaction.


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

Results of Operations

  The following table sets forth certain operating data as a percentage of total net sales for the periods indicated.

                                                  Three Months Ended              Six Months Ended
                                               July 30,       August 1,        July 30,       August 1,
                                                 2000            1999            2000            1999
                                        ---------------------------------------------------------------
As a Percentage of Net Sales:
Net sales                                      100.0%          100.0%          100.0%          100.0%
Cost of sales                                   44.5            48.6            45.1            49.2
                                               -----           -----           -----           -----
Gross profit                                    55.5            51.4            54.9            50.8
Operating costs and expenses:
 Selling, general & administrative              14.2            15.9            14.3            16.4
 Product development and
   Engineering                                  12.7            11.8            12.5            12.1
                                               -----            ----           -----           -----
Total operating costs and Expenses              27.0            27.7            26.8            28.5
                                               -----           -----           -----           -----
Operating income                                28.5            23.7            28.1            22.3
Interest and other income, net                   3.8             0.6             3.1             0.7
                                               -----           -----           -----           -----
Income before taxes                             32.3            24.3            31.2            23.0
Provision for taxes                              9.7             8.0             9.4             7.6
                                               -----           -----           -----           -----
Net income                                      22.6%           16.3%           21.8%           15.4%
                                               =====           =====           =====           =====

Comparison of the Three Months Ended July 30, 2000 and August 1, 1999

  Net Sales.   We generally recognize revenue upon shipment of our products. We defer revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end users. Net sales for the second quarter of fiscal year 2001 were $60.6 million, compared to $38.3 million for the second quarter of fiscal year 2000, a 58.5 percent increase. This increase was due in part to favorable market conditions in the overall semiconductor industry and the growth in sales into two of the Company's main strategic end markets: communications and industrial.

  Gross Profit.   Gross profit is equal to our net sales less our cost of sales.
Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the second quarter of fiscal year 2001 was $33.6 million, compared to $19.6 million for the comparable period in the prior year, a 71.2 percent increase. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin was 55.5 percent for the second quarter of fiscal year 2001. This compared to a gross margin of 51.4 percent for the second quarter of fiscal year 2000. The improvement is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from new products and a favorable shift in product mix toward higher margin product lines.

  Operating Costs and Expenses.   Operating costs and expenses generally consist
of selling, general and administrative, product development and engineering costs, costs associated with acquisitions, and other operating related charges. Operating costs and expenses were $16.4 million, or 27.0 percent of net sales, for the second quarter ended July 30, 2000. Operating costs and expenses for the prior year second quarter were $10.6 million, or 27.7 percent of net sales. Current year operating costs and expenses, as a percentage of net sales, are lower than previous levels due to higher shipment rates and greater efficiencies.

  SG&A expenses for the second quarter of fiscal year 2001 were $8.6 million, or
14.2 percent of net sales, compared to $6.1 million, or 15.9 percent of net sales for the prior year second quarter. The increase in expenditures was due primarily to the overall growth of our business, while the decrease in percentage of net sales reflects higher revenue contributions from newer products. R&D expense as a percentage of net sales was $7.7 million, or 12.7 percent of net sales, for the second quarter of fiscal year 2001, compared to $4.5 million, or 11.8 percent of net sales, for the second quarter of fiscal year 2000. We continue to invest heavily in areas deemed critical for developing and marketing new products, which are generally targeted at broadening our customer base, product lines and end-product applications.

  Interest and Other Income.   Net interest and other income of $2.3 million was
realized in the second quarter of fiscal year 2001. For the second quarter of fiscal year 2000, interest and other income was $231,000. Other income and expenses for the second quarter of fiscal year 2001 is primarily interest income, net of $4.5 million of interest expense associated with the outstanding subordinated debentures. For the prior year second quarter, interest and other income is primarily interest income. The significant increase in interest and other income is attributable to cash provided by the February 2000 issuance of convertible subordinated debentures.

  Provision for Taxes.   Expense for income taxes was $5.9 million in the second
quarter fiscal year 2001, compared to $3.1 million in the second quarter of fiscal year 2000. The effective tax rate for the second quarter of fiscal year 2001 was 30 percent and for the comparable quarter of fiscal year 2000 was 33 percent. The decline is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

Comparison of the Six Months Ended July 30, 2000 and August 1, 1999

  Net Sales. Net sales for the first six months of fiscal year 2001 were $118.1 million, compared to $71.3 million for the first six months of fiscal year 2000, a 65.6 percent increase. The increase in net sales for the first half of fiscal year 2001 reflects the overall strength in demand for semiconductors and successful penetration into the Company's targeted end market applications.

  Gross Profit. Gross profit for the first six months of fiscal year 2001 was $64.8 million, compared to $36.2 million for the comparable period in the prior year, a 78.9 percent increase. Our gross margin was 54.9 percent for the first six months of fiscal year 2001. This compared to a gross margin of 50.8 percent for the first six months of fiscal year 2000. The improvement is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from new products and a favorable shift in product mix toward higher margin product lines.

  Operating Costs and Expenses. Operating costs and expenses were $31.6 million, or 26.8 percent of net sales, for the first six months ended July 30, 2000. Operating costs and expenses for the prior year first six months were $20.4 million, or 28.5 percent of net sales. Current year operating costs and expenses, as a percentage of net sales, are lower than previous levels due to higher shipment rates and greater efficiencies.

  SG&A expenses for the first six months of fiscal year 2001 were $16.9 million, or 14.3 percent of net sales, compared to $11.7 million, or 16.4 percent of net sales for the prior year first six months. The increase in expenditures was due primarily to the overall growth of our business, while the decrease in percentage of net sales reflects higher revenue contributions from newer products. R&D expense as a percentage of net sales was $14.8 million, or 12.5 percent of net sales, for the first half of fiscal year 2001, compared to $8.6 million, or 12.1 percent of net sales, for the first six months of fiscal year 2000.

  Interest and Other Income.   Net interest and other income of $3.6 million was
realized in the first six months of fiscal year 2001, compared to interest and other income of $485,000 for the first half of fiscal year 2000. Other income and expenses for the first six months of fiscal year 2001 is primarily interest income, net of $9.6 million of interest expense associated with the outstanding subordinated debentures. For the prior year first six months, interest and other income is primarily interest income. The significant increase in interest and other income is attributable to cash provided by the February 2000 issuance of convertible subordinated debentures.

  Provision for Taxes.   Expense for income taxes was $11.1 million in the first
six months fiscal year 2001, compared to $5.4 million in the first six months of fiscal year 2000. The effective tax rate for the first six months of fiscal year 2001 was 30 percent and for the comparable quarter of fiscal year 2000 was 33 percent. The decline is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

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

  On July 30, 2000, we had working capital of $482.2 million, compared with $96.7 million at January 30, 2000. The ratio of current assets to current liabilities at July 30, 2000 was 17.1 to 1, compared to 5.1 to 1 at January 30, 2000. A majority of the increase was due to cash generated by the issuance of convertible subordinated debentures.

  Cash provided by operating activities was $26.0 million for the first six months of fiscal year 2001, compared to $9.8 million for the first half of fiscal year 2000. Net income for the first six months of fiscal year 2001 was reduced by non-cash charges for depreciation and amortization of $2.4 million. Net operating cash flows were favorably impacted by net income of $25.8 million compared to $11.0 million in the prior year period. Net cash provided by operating activities for the first six months of fiscal year 2001 was positively impacted by an increase in accounts payable, accrued liabilities, deferred income taxes and income tax liability. These items were partially offset by increases in receivables and other assets as well as a reduction in other current liabilities.

  Cash provided by operating activities for the first six months of fiscal year 2000 was favorably impacted by net income, non-cash charges for depreciation and amortization of $2.0 million and increases in accounts payable, accrued liabilities and income taxes payable. These items were partially offset by increases in receivables, inventories and other assets.

  Investing activities used $268.3 million for the first six months of fiscal year 2001 compared to $4.5 million in the first six months of fiscal year 2000. Investing activities for the first half of fiscal year 2001 consists of increases in temporary investments, purchases of long-term investments, and capital expenditures of $204.2 million, $60.2 million and $3.9 million, respectively. Cash used in investing activities for the comparable prior year period reflects primarily additions to property and equipment.

  Our financing activities provided $398.2 million during the first six months of fiscal year 2001 and used $5.4 million in the prior year first half. Financing activities for the first two quarters of fiscal year 2001 reflect the proceeds, net of related fees, from the issuance of $400.0 million of convertible subordinated debentures and cash provided by stock option exercises and other long term financing items. Financing activities for the comparable prior period represent primarily cash from stock option exercises and cash used to repurchase our stock.

  We had a credit arrangement with a financial institution for borrowings up to $20.0 million at an interest rate of the 30 day commercial paper plus 2.2 percent. Our credit arrangement expired in August 2000, and we did not extend or renew this credit facility. The arrangement was collateralized by our domestic assets and provided for financial and non-financial covenants. Through our foreign subsidiary, we maintain an overdraft credit line in the amount of 300,000 pounds sterling. As of July 30, 2000, we had no borrowings outstanding under any credit facility.

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

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 provides additional guidance on the recognition, presentation and disclosure of revenue in financial statements. We have reviewed this bulletin and believe that our current revenue recognition policy is consistent with the guidance of SAB No. 101.

Year 2000 Compliance

  As of the date of this Form 10-Q, we have not experienced any significant disruptions or computer processing errors or failures related to any Year 2000 issues. A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000 these computer programs had the potential to fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000. No adverse effects were encountered and no future expense is expected as a result of Year 2000.

FORWARD LOOKING STATEMENTS

  In addition to historical information, this Form 10-Q contains statements relating to our future results. These statements include certain projections and business trends, which are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are made only as of the date of this Form 10-Q. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk

  As of July 30, 2000 the Company had $400.0 million in long-term debt outstanding at a fixed interest rate of 4 1/2 percent. The Company does not currently hedge any potential interest rate exposure.

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

   On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site for its involvement in utilizing this site for waste disposal. As of July 30, 2000, the Company has provided approximately $245,000 for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. The Company believes the amount provided is sufficient to cover any liability existing based on the currently available information.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: September 14, 2000               /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       Chairman of the Board
                                       and Chief Executive Officer



Date: September 14, 2000               /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary