Form 10-Q
period 2000-10-29
SEMTECH CORP
filed 2000-12-13
CIK 88941

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   _________


                                   FORM 10-Q


                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended October 29, 2000

                                       or

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


Number of shares of Common Stock, $0.01 par value, outstanding at October 29, 2000: 67,222,946.
       ----------

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

    In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of October 29, 2000, and the results of their operations and their cash flows for the nine months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)



                                                   Three Months Ended                   Nine Months Ended
                                                   ------------------                   -----------------
                                               October 29,       October 31,       October 29,       October 31,
                                                  2000              1999              2000              1999
-------------------------------------------------------------------------------------------------------------------
Net sales                                        $69,012           $47,072          $187,070          $118,369
Cost of sales                                     29,553            22,087            82,779            57,141
                                                 -------           -------          --------          --------
Gross profit                                      39,459            24,985           104,291            61,228
                                                 -------           -------          --------          --------
Operating costs and expenses -
Selling, general and administrative                9,546             7,173            26,404            18,882
Product development and engineering                8,615             5,532            23,381            14,176
                                                 -------           -------          --------          --------
Total operating costs and expenses                18,161            12,705            49,785            33,058
                                                 -------           -------          --------          --------
Operating income                                  21,298            12,280            54,506            28,170
Interest and other income, net                     2,758               244             6,398               729
                                                 -------           -------          --------          --------
Income before taxes                               24,056            12,524            60,904            28,899
Provision for taxes                                7,216             4,133            18,271             9,537
                                                 -------           -------          --------          --------
Net income                                       $16,840           $ 8,391          $ 42,633          $ 19,362
                                                 =======           =======          ========          ========

Earnings per share:
Basic                                              $0.25             $0.14             $0.64             $0.32
Diluted                                            $0.22             $0.12             $0.56             $0.28

Weighted average number of shares:
Basic                                             66,923            61,866            66,120            60,972
Diluted                                           77,114            71,086            76,585            69,250

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)


                                                                       October 29,           January 30,
                                                                           2000                  2000
                                                                        (Unaudited)            (Audited)
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                   $184,411              $ 45,225
Temporary investments                                                        249,612                18,066
Receivables, less allowances                                                  40,935                25,223
Income taxes refundable                                                          519                     -
Inventories                                                                   30,872                26,581
Other current assets                                                           4,870                 1,223
Deferred income taxes                                                         20,498                 4,106
                                                                            --------              --------
Total current assets                                                         531,717               120,424
Property, plant and equipment, net                                            28,560                24,397
Investments, maturities in excess of 1 year                                   68,074                     -
Other assets                                                                  11,834                 1,482
Deferred income taxes                                                          4,671                 3,047
                                                                            --------              --------
TOTAL ASSETS                                                                $644,856              $149,350
                                                                            ========              ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                            $ 10,281              $ 10,723
Accrued liabilities                                                           14,409                 8,869
Income taxes payable                                                           2,467                 1,389
Other current liabilities                                                        987                 2,756
                                                                            --------              --------
Total current liabilities                                                     28,144                23,737
Other long-term liabilities                                                      105                   131
Convertible Subordinated Debentures                                          400,000                     -
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 100,000,000 authorized
Issued and outstanding                                                           672                   641
Additional paid-in capital                                                   102,029                53,564
Retained earnings                                                            114,131                71,498
Accumulated other comprehensive loss                                            (225)                 (221)
                                                                            --------              --------
Total stockholders' equity                                                   216,607               125,482
                                                                            --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $644,856              $149,350
                                                                            ========              ========

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)




                                                                                                    Nine Months Ended
                                                                                                    -----------------
                                                                                           October 29,              October 31,
                                                                                              2000                     1999
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                $  42,633                 $ 19,362
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                               3,672                    3,009
    Deferred income taxes                                                                     (18,016)                 (11,447)
    Tax benefit from stock option exercises                                                    35,731                    9,742
  Changes in assets and liabilities, net of acquisition:
    Receivables                                                                               (15,712)                 (10,666)
    Income taxes refundable                                                                         -                      258
    Inventories                                                                                (4,291)                  (8,542)
    Other assets                                                                               (3,497)                  (1,006)
    Accounts payable and accrued liabilities                                                    5,098                    8,714
    Income taxes payable                                                                          559                   10,389
    Other current liabilities                                                                  (1,769)                     305
                                                                                            ---------                 --------
   Net cash provided by operating activities                                                   44,408                   20,118
                                                                                            ---------                 --------
Cash flows from investing activities:
  Temporary investments, net                                                                 (231,546)                  (7,562)
  Purchase of long-term investments                                                           (68,074)                       -
  Additions to property, plant and equipment                                                   (7,835)                  (5,435)
                                                                                            ---------                 --------
   Net cash used in investing activities                                                     (307,455)                 (12,997)
                                                                                            ---------                 --------
Cash flows from financing activities:
  Exercise of stock options                                                                    12,765                    8,777
  Cash proceeds from issuance of debentures                                                   389,498                        -
  Stock repurchased                                                                                 -                  (13,418)
 Other long-term liabilities                                                                      (26)                     358
                                                                                            ---------                 --------
   Net cash provided by (used in) financing activities                                        402,237                   (4,283)
                                                                                            ---------                 --------
Effect of exchange rate changes on cash and cash equivalents                                       (4)                     (47)
Net increase in cash and cash equivalents                                                     139,186                    2,791
Cash and cash equivalents at beginning of period                                               45,225                   41,035
                                                                                            ---------                 --------
Cash and cash equivalents at end of period                                                  $ 184,411                 $ 43,826
                                                                                            =========                 ========

                      SEMTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Earnings Per Share

  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the incremental shares issuable upon the assumed exercise of stock options and assumed conversion of the $400.0 million convertible subordinated debenture after the date of issuance on February 14, 2000, if dilutive. For the periods presented, the assumed conversion of the convertible debt is anti-dilutive.


    (in thousands)              Three Months Ended               Nine months Ended
                             October 29,     October 31,     October 29,     October 31,
                                 2000            1999            2000            1999
------------------------------------------------------------------------------------------
Basic                            66,923          61,866          66,120          60,972
                                 ======          ======          ======          ======
Diluted                          77,114          71,086          76,585          69,250
                                 ======          ======          ======          ======


  Options to purchase 6,000 and 72,000 shares were not included in the computation of diluted net income per share for the third quarter and first nine months of fiscal year 2001, respectively, because such options were anti-dilutive. For the third quarter and first nine months of fiscal year 2000, respectively, options to purchase 20,000 and 3,838,000 shares were not included in the computation of diluted net income per share because such options were anti-dilutive.


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

               (In thousands)                       Three Months Ended               Nine Months Ended
                 Net Sales                        October 29,     October 31,     October 29,     October 31,
                 ---------                            2000            1999            2000            1999
                                            ------------------------------------------------------------------
  Standard Semiconductor Products  ..............    $62,970         $42,366        $169,119        $103,013
  Rectifier and Assembly Products  ..............      3,852           2,824          11,649           9,161
  Other Products  ...............................      2,190           1,882           6,302           6,195
                                                     -------         -------        --------        --------
    Total Net Sales  ............................    $69,012         $47,072        $187,070        $118,369
                                                     =======         =======        ========        ========

            (In thousands)                           Three Months Ended               Nine Months Ended
           Operating Income                       October 29,     October 31,     October 29,     October 31,
           ----------------                           2000            1999            2000            1999
                                            -----------------------------------------------------------------
  Standard Semiconductor Products  ...............   $19,545         $11,999         $50,418         $26,801
  Rectifier and Assembly Products  ...............     1,261             105           2,745             519
  Other Products  ................................       492             176           1,343             850
                                                     -------         -------         -------         -------
    Total Operating Income  ......................   $21,298         $12,280         $54,506         $28,170
                                                     =======         =======         =======         =======

  For the three months ended October 29, 2000 and October 31, 1999, the Company had no customer that accounted for more than 10 percent of net sales. As of October 29, 2000 and October 31, 1999, no one customer accounted for more than 10 percent of total accounts receivable. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

           (In thousands)                     Three Months Ended               Nine Months Ended
             Net Sales                     October 29,     October 31,     October 29,     October 31,
             ---------                        2000            1999            2000            1999
                                     ----------------------------------------------------------------
  Domestic  ..............................    $32,781         $15,628        $ 85,211        $ 40,973
  Asia-Pacific  ..........................     27,743          25,795          78,750          62,003
  European  ..............................      8,488           5,649          23,109          15,393
                                              -------         -------        --------        --------
    Total Net Sales  .....................    $69,012         $47,072        $187,070        $118,369
                                              =======         =======        ========        ========


  Long lived assets located outside the United States as of the end of the third quarter of fiscal year 2001 and at January 30, 2000 were approximately $1.5 million, respectively.


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


       (In thousands)                   October 29,     January 30,
                                           2000            2000
       ------------------------------------------------------------
       Raw materials                      $ 1,610         $ 1,183
       Work in progress                    20,510          15,246
       Finished goods                       8,752          10,152
                                          -------         -------
             Total net inventories        $30,872         $26,581
                                          =======         =======


5.  Convertible Subordinated Debentures

  On February 14, 2000, the Company completed a private offering of $400.0 million principal amount of convertible subordinated debentures that pay an interest rate of 4 1/2 percent and are convertible into common stock at a conversion price of $42.23 per share. The notes are due in seven years and callable by the Company after three years. The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, the Company may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.


6.  Lines of Credit

  The Company had a credit arrangement with a financial institution for borrowings up to $20.0 million at an interest rate of the 30 day commercial paper plus 2.2 percent. The credit arrangement expired in August 2000 and was not extended or renewed by the Company. The arrangement was collateralized by the Company's domestic assets and provides for financial and non-financial covenants. Through its foreign subsidiary, the Company maintains an overdraft credit line in the amount of 300,000 pounds sterling. As of October 29, 2000, the Company had no borrowings outstanding under any credit facility.


7.  Commitments and Contingencies

  On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site for its involvement in utilizing this site for waste disposal. As of October 29, 2000, the Company provided approximately $245,000 for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. The Company believes the amount provided is sufficient to cover any liability existing based on the currently available information.


8.  Stock Split

  On September 14, 1999, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend which was payable to shareholders of record as of August 30, 1999. All shares, per share data, common stock, and stock option amounts herein have been restated to reflect the effect of this split.

  On September 26, 2000, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend which was payable to shareholders of record as of September 5, 2000. All shares, per share data, common stock, and stock option amounts herein have been restated to reflect the effect of this split.


9.  Recently Issued Accounting Standards

  In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provides additional guidance for the application of SFAS No. 133 for certain transactions. The Company will adopt the statement in February 2001 and does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and as amended. SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

  In March 2000, the FASB issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on the Company's financial position or results of operations.



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

  With a portion of our sales emanating from retail computer and computer related applications, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and third quarters.

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

Results of Operations

  The following table sets forth certain operating data as a percentage of total net sales for the periods indicated.

                                               Three Months Ended              Nine Months Ended
                                            October 29,     October 31,     October 29,     October 31,
                                                2000            1999            2000            1999
                                     -----------------------------------------------------------------
As a Percentage of Net Sales:
Net sales                                      100.0%          100.0%          100.0%          100.0%
Cost of sales                                   42.8            46.9            44.3            48.3
                                               -----           -----           -----           -----
Gross profit                                    57.2            53.1            55.7            51.7
Operating costs and expenses:
 Selling, general & administrative              13.8            15.2            14.1            16.0
 Product development and
   Engineering                                  12.5            11.8            12.5            12.0
                                               -----           -----           -----           -----
Total operating costs and Expenses              26.3            27.0            26.6            27.9
                                               -----           -----           -----           -----
Operating income                                30.9            26.1            29.1            23.8
Interest and other income, net                   4.0             0.5             3.4             0.6
                                               -----           -----           -----           -----
Income before taxes                             34.9            26.6            32.6            24.4
Provision for taxes                             10.5             8.8             9.8             8.1
                                               -----           -----           -----           -----
Net income                                      24.4%           17.8%           22.8%           16.4%
                                               =====           =====           =====           =====


Comparison Of The Three Months Ended October 29, 2000 And October 31, 1999

  Net Sales.   We generally recognize revenue upon shipment of our products. We defer revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end users. Net sales for the third quarter of fiscal year 2001 were $69.0 million, compared to $47.1 million for the third quarter of fiscal year 2000, a 46.6 percent increase. This increase was due in part to favorable market conditions in the overall semiconductor industry and the growth in sales into two of our main strategic end markets: communications and industrial.

  Gross Profit.   Gross profit is equal to our net sales less our cost of sales.
Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the third quarter of fiscal year 2001 was $39.5 million, compared to $25.0 million for the comparable period in the prior year, a 57.9 percent increase. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin was 57.2 percent for the third quarter of fiscal year 2001. This compared to a gross margin of 53.1 percent for the third quarter of fiscal year 2000. The improvement is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from new products and a favorable shift in product mix toward higher margin product lines.

  Operating Costs and Expenses.   Operating costs and expenses generally consist
of selling, general and administrative, product development and engineering costs, costs associated with acquisitions, and other operating related charges. Operating costs and expenses were $18.2 million, or 26.3 percent of net sales, for the third quarter ended October 29, 2000. Operating costs and expenses for the prior year third quarter were $12.7 million, or 27.0 percent of net sales. Current year operating costs and expenses, as a percentage of net sales, are lower than previous levels due to higher shipment rates and greater efficiencies.

  SG&A expenses for the third quarter of fiscal year 2001 were $9.5 million, or
13.8 percent of net sales, compared to $7.2 million, or 15.2 percent of net sales for the prior year third quarter. The increase in expenditures was due primarily to the overall growth of our business, while the decrease in percentage of net sales reflects higher revenue contributions from newer products. R&D expense as a percentage of net sales was $8.6 million, or 12.5 percent of net sales, for the third quarter of fiscal year 2001, compared to $5.5 million, or 11.8 percent of net sales, for the third quarter of fiscal year 2000. We continue to invest heavily in areas deemed critical for developing and marketing new products, which are generally targeted at broadening our customer base, product lines and end-product applications.

  Interest and Other Income.   Net interest and other income of $2.8 million was
realized in the third quarter of fiscal year 2001. For the third quarter of fiscal year 2000, interest and other income was $244,000. Other income and expenses for the third quarter of fiscal year 2001 is primarily interest income, net of $4.9 million of interest expense associated with the outstanding convertible subordinated debentures. For the prior year third quarter, interest and other income is primarily interest income. The significant increase in interest and other income is attributable to cash provided by the February 2000 issuance of convertible subordinated debentures.

  Provision for Taxes.   Expense for income taxes was $7.2 million in the third
quarter fiscal year 2001, compared to $4.1 million in the third quarter of fiscal year 2000. The effective tax rate for the third quarter of fiscal year 2001 was 30 percent and for the comparable quarter of fiscal year 2000 was 33 percent. The decline is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

Comparison Of The Nine Months Ended October 29, 2000 And October 31, 1999

  Net Sales. Net sales for the first nine months of fiscal year 2001 were $187.1 million, compared to $118.4 million for the first nine months of fiscal year 2000, a 58.0 percent increase. The increase in net sales for the first half of fiscal year 2001 reflects the overall strength in demand for semiconductors and successful penetration into targeted end market applications.

  Gross Profit. Gross profit for the first nine months of fiscal year 2001 was $104.3 million, compared to $61.2 million for the comparable period in the prior year, a 70.3 percent increase. Our gross margin was 55.7 percent for the first nine months of fiscal year 2001. This compared to a gross margin of 51.7 percent for the first nine months of fiscal year 2000. The improvement is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from new products and a favorable shift in product mix toward higher margin product lines.

  Operating Costs and Expenses. Operating costs and expenses were $49.8 million, or 26.6 percent of net sales, for the first nine months ended October 29, 2000. Operating costs and expenses for the prior year first nine months were $33.1 million, or 27.9 percent of net sales. Current year operating costs and expenses, as a percentage of net sales, are lower than previous levels due to higher shipment rates and greater efficiencies.

  SG&A expenses for the first nine months of fiscal year 2001 were $26.4 million, or 14.1 percent of net sales, compared to $18.9 million, or 16.0 percent of net sales for the prior year first nine months. The increase in expenditures was due primarily to the overall growth of our business, while the decrease in percentage of net sales reflects higher revenue contributions from newer products. R&D expense as a percentage of net sales was $23.4 million, or
12.5 percent of net sales, for the first half of fiscal year 2001, compared to $14.2 million, or 12.0 percent of net sales, for the first nine months of fiscal year 2000.

  Interest and Other Income.   Net interest and other income of $6.4 million was
realized in the first nine months of fiscal year 2001, compared to interest and other income of $729,000 for the first three quarters of fiscal year 2000. Other income and expenses for the first nine months of fiscal year 2001 is primarily interest income, net of $13.9 million of interest expense associated with the outstanding convertible subordinated debentures. For the prior year first nine months, interest and other income is primarily interest income. The significant increase in interest and other income is attributable to cash provided by the February 2000 issuance of convertible subordinated debentures.

  Provision for Taxes.   Expense for income taxes was $18.3 million in the first
nine months fiscal year 2001, compared to $9.5 million in the first nine months of fiscal year 2000. The effective tax rate for the first nine months of fiscal year 2001 was 30 percent and for the comparable quarter of fiscal year 2000 was 33 percent. The decline is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

Liquidity and Capital Resources

  On February 14, 2000, we completed a private offering of $400.0 million principal amount of convertible subordinated debentures that pay an interest rate of 4 1/2 percent and are convertible into our common stock at a conversion price of $42.23 per share. The notes are due in seven years. We intend to use the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

  On October 29, 2000, we had working capital of $503.6 million, compared with $96.7 million at January 30, 2000. The ratio of current assets to current liabilities at October 29, 2000 was 18.9 to 1, compared to 5.1 to 1 at January 30, 2000. A majority of the increase was due to cash generated by the issuance of convertible subordinated debentures.

  Cash provided by operating activities was $44.4 million for the first nine months of fiscal year 2001, compared to $20.1 million for the first nine months of fiscal year 2000. Net income for the first nine months of fiscal year 2001 was reduced by non-cash charges for depreciation and amortization of $3.7 million. Net operating cash flows were favorably impacted by net income of $42.6 million compared to $19.4 million in the prior year period. Net cash provided by operating activities for the first nine months of fiscal year 2001 was positively impacted by an increase in accounts payable, accrued liabilities, deferred income taxes and income tax liability. These items were partially offset by increases in receivables and other assets as well as a reduction in other current liabilities.

  Cash provided by operating activities for the first nine months of fiscal year 2000 was favorably impacted by net income, non-cash charges for depreciation and amortization of $3.0 million and increases in accounts payable, accrued liabilities and income taxes payable. These items were partially offset by increases in receivables, inventories and other assets.

  Investing activities used $307.5 million for the first nine months of fiscal year 2001 compared to $13.0 million in the first nine months of fiscal year 2000. Investing activities for the first half of fiscal year 2001 consists of increases in temporary investments, purchases of long-term investments, and capital expenditures of $231.5 million, $68.1 million and $7.8 million, respectively. Cash used in investing activities for the comparable prior year period reflects a $5.4 million addition to property and equipment and $7.6 million increase in temporary investments.

  Our financing activities provided $402.2 million during the first nine months of fiscal year 2001 and used $4.3 million in the prior year first three quarters. Financing activities for the first three quarters of fiscal year 2001 reflect the proceeds, net of related fees, from the issuance of $400.0 million of convertible subordinated debentures and cash provided by stock option exercises and other long term financing items. Financing activities for the comparable prior period represent primarily cash from stock option exercises and cash used to repurchase our stock.

  We had a credit arrangement with a financial institution for borrowings up to $20.0 million at an interest rate of the 30 day commercial paper plus 2.2 percent. Our credit arrangement expired in August 2000, and we did not extend or renew this credit facility. The arrangement was collateralized by our domestic assets and provided for financial and non-financial covenants. Through our foreign subsidiary, we maintain an overdraft credit line in the amount of 300,000 pounds sterling. As of October 29, 2000, we had no borrowings outstanding under any credit facility.

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


Recently Issued Accounting Standards

  In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provides additional guidance for the application of SFAS No. 133 for certain transactions. We will adopt the statement in February 2001 and does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and as amended. SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

  In March 2000, the FASB issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on our financial position or results of operations.

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

  Actual results may differ materially from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under the "Risk Factors" section of the annual report on Form 10-K for the year ended January 30, 2000, including those set forth below:

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


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
           -----------------------------------------------------------

Foreign Currency Risk

  As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have a adverse impact upon financial results.

  Certain of our assets, including certain bank accounts and accounts receivable, exist in nondollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The nondollar-denominated currencies are principally German Deutschmarks, British Pounds Sterling and French Francs. Additionally, certain of our current and long-term liabilities are denominated principally in British Pounds Sterling currencies, which are also sensitive to foreign currency exchange rate fluctuations.

  Because of the relatively small size of each individual currency exposure, we do not employ hedging techniques designed to mitigate foreign currency exposures. Likewise, we could experience unanticipated currency gains or losses.

Interest Rate Risk

  As of October 29, 2000, we had $400.0 million in long-term debt outstanding at a fixed interest rate of 4 1/2 percent. We do not currently hedge any potential interest rate exposure.

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

   On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site for its involvement in utilizing this site for waste disposal. As of October 29, 2000, the Company has provided approximately $245,000 for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. The Company believes the amount provided is sufficient to cover any liability existing based on the currently available information.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits

    11.1 - Computation of per share earnings - See Note 1 of Notes to Unaudited Consolidated Condensed Financial Statements.

    27   - Financial Data Schedule, Article 5

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: December 12, 2000                /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       Chairman of the Board
                                       and Chief Executive Officer



Date:  December 12, 2000               /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary