Form 10-K
period 2001-01-28
SEMTECH CORP
filed 2001-04-27
CIK 88941

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2001
                                      OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________  to ________________

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

Yes    X          No _____
    ----------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of voting stock held by non affiliates of the registrant as of April 13, 2001 was $2,077,320,117 and the market price of the Registrant's stock was $30.02 per share. The number of shares outstanding of the Registrant's common stock was 69,197,872 at April 13, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant's annual meeting of shareholders on May 31, 2001.

This report on Form 10-K contains a total of 46 pages.

                              SEMTECH CORPORATION
                              INDEX TO FORM 10-K
                      FOR THE YEAR ENDED JANUARY 28, 2001


PART I

                                                                                                  Page

Item 1    Business                                                                                1
Item 2    Properties                                                                              15
Item 3    Legal Proceedings                                                                       15
Item 4    Submission of Matters to a Vote of Security Holders                                     16

PART II


Item 5     Market for the Registrant's Common Equity and Related Shareholder Matters              16
Item 6     Selected Financial Data                                                                16
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations  17
Item 7A    Quantitative and Qualitative Disclosures About Market Risks                            22
Item 8     Financial Statements and Supplementary Data                                            24
Item 9     Changes in or Disagreements with Accountants on Accounting and Financial Disclosure    41

PART III

Item 10    Directors and Executive Officers of the Registrant                                     41
Item 11    Executive Compensation                                                                 41
Item 12    Security Ownership of Certain Beneficial Owners and Management                         41
Item 13    Certain Relationships and Related Transactions                                         42

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K                          43
         Signatures                                                                               46

PART I

This Annual Report on Form 10-K for the year ended January 28, 2001 (the "Form 10-K") contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Net sales and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in the "Risk Factors" section of this Form 10-K, beginning on page 8, or elsewhere in this Form 10-K.

ITEM 1.  BUSINESS

General

     We are a leading supplier of analog and mixed-signal semiconductors. We design, manufacture and market a wide range of products for commercial applications, the majority of which are sold to the communications, industrial and computer markets. Our semiconductors enable power management, test, protection and a wide range of other functions in products that require analog or mixed-signal processing. Our end customers are primarily original equipment manufacturers, or OEMs, that produce and sell electronics.

Overview of the Semiconductor Industry

     In the broadest sense, the semiconductor industry is divided into two distinct groups: analog semiconductors and digital semiconductors. Analog semiconductors condition and regulate "real world" functions such as temperature, speed, sound and electrical current. Analog signals behave in a continuous manner, in contrast to digital circuits which behave as on's and off's (expressed in binary code as 1's and 0's), such as those used by computers. Mixed-signal devices incorporate both analog and digital functions into a single chip and provide the ability for digital electronics to interface with the outside world. Where digital processing exists in an end consumer application such as computers, personal digital assistant devices (PDAs), networks, cellular phones, automated test equipment (ATE), and medical devices, analog technology is required.

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

     We expect certain segments of the analog market, where end-product demand is strong, to grow at a faster rate than the overall semiconductor market. These segments include communications infrastructure equipment, portable devices , industrial test and certain high-end computing systems. The need for analog semiconductors in these markets is based on the need to enable the reliability of emerging communications devices, extend battery lives, achieve higher levels of integration, increase portability and reduce size. Further, because the analog industry is smaller and more fragmented than the digital industry, it tends to offer high-margin opportunities for those companies able to introduce innovative new product solutions.

     We believe that certain product segments within the analog semiconductor market will grow even faster than the overall market in the coming years. Specific factors contributing to the rapid growth in demand for analog and ixed-signal semiconductors in these segments include the need to enable the reliability of emerging communications devices, extend battery lives, decrease voltage tolerances, achieve higher levels of integration, increase portability and reduce size. These trends increase the need for more complex, high-performance analog and mixed-signal semiconductors. "High-performance" refers to devices that have advanced features and superior performance over widely available "commodity" circuits.


Semtech End Markets

     A majority of our products are sold to customers in the computer, communications and industrial markets. Up until six years ago, the company had largely been focused on serving the military and aerospace market. We used the computer market as our first major entry into the commercial marketplace for our circuits. Three years ago, approximately half of our revenues were derived from computer related applications. In recent years, we have seen relative growth from the communications and industrial markets. We exited fiscal year 2001 with a near equal balance between the three major markets of computer, communications and industrial.

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


Semtech's Main Product                                     Specific End-Product
        Lines                                                  Applications
                            -----------------------------------------------------------------------------------
                                     Computer                 Communications                 Industrial
                           -----------------------------------------------------------------------------------
Power Management              Desktop PCs, servers,      Cellular phones, network          Power supplies,
                              workstations, notebook     cards, routers and hubs,        industrial systems
                             computers, add-on cards,     telecom network boards
                                       PDAs
--------------------------------------------------------------------------------------------------------------
Protection                   Notebook computers, USB       Cellular phones, base       Handled measurement or
                                 ports, LAN cards         stations, DSL, routers       instrumentation devices
                                                                 and hubs
--------------------------------------------------------------------------------------------------------------
High Performance                   Workstations           Cellular base stations,     Automated test equipment
                                                          routers and hubs, SONET
                                                                 networks
--------------------------------------------------------------------------------------------------------------
Advanced Communications                                  SONET networks, routers,
                                                           hubs, switches, fiber
                                                                  modems
--------------------------------------------------------------------------------------------------------------
Human Interface and System     Notebook computers,         Cellular phones, web         Touch screen systems
 Management                            PDAs                       phones
--------------------------------------------------------------------------------------------------------------

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

Strategy to invest more in intellectual property, and less in capital equipment

     We have developed a strategy to invest heavily in human resources needed to define, develop and market high-performance products. Likewise, we tend to spend nearly three times as much on research and development than we do on capital expenditures for manufacturing capacity. We outsource a large portion of our production and focus more on defining, developing and ultimately selling our products. This strategy is different than many of our competitors.

Focus on fast growing market segments

     We have chosen to target the analog segments of the fastest growing end markets. We will enhance this growth potential by focusing on specific products within the analog and mixed-signal market, including high-end personal computers, notebook computers, PDAs, cellular phones, wide area and local area networks and test systems. These products are characterized by their need for leading-edge, high-performance, analog and mixed-signal semiconductor technology.

Continue to release new proprietary products

     We are focused on developing proprietary new products to serve our target markets. These markets have experienced significant levels of change as consumer demand for increased product performance at competitive price points continues to grow. Our technical talent markets and develops new products specifically for these high-margin, fast growing market segments. Over the past three years, our pool of skilled technical personnel has grown from 75 to approximately 300, and the number of new product families introduced in the past four years has increased from 28 to 138. We believe that our rate of new product introductions and number of skilled technical personnel are indicators of our ability to meet our target markets' evolving needs.


Diversify into new markets

     We will enter new markets that complement our existing operations through internal development of new products and by strategic acquisitions. We believe strategic acquisitions will allow us to expand our pool of skilled technical personnel as well as expand the range of complementary products that we offer. We have purchased four companies over the past four years that have permitted us to successfully enter new market segments and develop new products. Our focus during fiscal year 2001 was to expand our presence within the two broad markets of communications infrastructure and portable devices. A large amount of resources, namely design and marketing talent, was focused on developing products for these markets.

Concentrate on cross-selling our products and services

     We consider the ability to cross-sell our products and services a major opportunity. Many of our large customers produce a wide variety of end products that require analog and mixed-signal products. By leveraging existing relationships, we believe that we will be able to sell a wider variety of our products to these organizations. In addition, we believe our marketing department's technical expertise permits it to identify and capitalize on these cross-selling opportunities


Product Segments

     We categorize our business into three main product segments. Our strategically most important product offerings are included in the Standard Semiconductor Products segment. Standard Semiconductor Products represent approximately 91 percent of our overall net sales for fiscal year 2001. The following is a description of our main product segments:

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

 .    High Performance Circuits. We design and market a wide variety of high performance products, namely pin electronics, timing, clock distribution and parametric measurement products for use in ATE instrumentation applications. Automated test equipment systems are used by electronic component manufacturers in the testing of their finished devices. In fiscal year 2000, we began marketing high performance ECL clock/logic devices intended for use in both ATE and non-ATE applications.

 .    Advanced Communication Circuits . Through internal investment and the acquisition of Acapella Limited and Practical Sciences, we are designing a line of advanced communication ICs. These circuits are designed to transmit/receive signals over fiber optic lines, provide timing and synchronization, and other communication functions. Advanced communication ICs are used for local area networks, wide area networks and cellular phone base stations. We also derive a small amount of revenue from design consulting services provided to other manufacturers.

 .    Human Interface Devices (HID) and System Management. Through the
     acquisition of USAR Systems, we now offer a line of system management products that include intelligent input/output and smart battery management devices. The products included in this offering are touch-screen and touch-pad controllers, pointing stick devices and battery management circuits. These products are designed to handle human interface and battery function in portable systems, like notebook computers, PDSs and cellular phones.

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


Intellectual Capital and Product Development

          We believe that emphasis on the development of our intellectual capital and introduction of new proprietary product designs are key to our success. Recruiting and retaining technical talent is the foundation for developing and selling new products into the marketplace. We have been successful in hiring technical people through active recruitment and through strategic acquisitions. In fiscal year 2000, we added experienced engineers through the acquisitions of two companies, USAR Systems and Practical Sciences. Recruiting of talent has also been benefited by our strategy of having multiple design center locations throughout the United States and the world for attracting people.

          Circuit design engineers, or circuit designers, are the most valuable of all engineers. Circuit designers perform the critical task of designing and laying out integrated circuits. As of the end of fiscal year 2001, we employed more than 85 circuit designers. That is up from 70 circuit designers at the end of fiscal year 2000. A majority of these individuals have senior-level expertise in the design and development of circuits targeted for use in power management, protection, high performance and communication applications. We intend to make further investment in research and development functions during the coming fiscal years. Additional headcount along with investment in design and development equipment and overall support of development efforts are the focus of this investment.

     In fiscal year 1996, we began to invest heavily in design and applications intended to aid the introduction of new products. We now have dedicated design centers in Santa Clara, California; Oxnard, California; Raleigh, North Carolina; Glasgow, Scotland; and Southampton, England. In addition, dedicated high performance circuit design occurs at the San Diego location, human interface and system management design occurs in New York and protection product design occurs at the Company's Newbury Park headquarters.

Sales and Marketing

     Sales made directly to original equipment manufacturers in fiscal year 2001 and in fiscal year 2000 were approximately 80 percent of net sales and the remaining 20 percent of net sales were made through independent distributors. The percentage of sales made directly to original equipment manufacturers has increased in the last four fiscal years as we sell directly to large strategic customers and as the contribution from the high performance products group, which has only direct sales, has increased. We have direct sales offices located in Southern California, Texas and Connecticut which manage the sales activities of independent sales representative firms and independent distributors within the United States and Canada. We also have sales offices in France, Germany and Scotland as well as independent sales representative firms and independent distributors to serve the European markets. We maintain branch sale offices in Taipei, Taiwan and Seoul, Korea, along with independent representatives and distributors for serving the Asian-Pacific territory. We are also represented outside the United States, Europe and Asia by other independent sales organizations.


Customers and Sales Data

     For fiscal year 2001, we estimated that 3,000 customers purchased our products either directly from us or through our authorized distributors. The following is a representative sample of our target customers:

Representative Customers by End Markets

              -------------------------------------------------------------
               Computer        Communications         Industrial
              -------------------------------------------------------------
               Acer            Cisco                  Agilent Technologies
               Compaq          Motorola               Honeywell
               Dell            Nortel                 Varian Medical
               IBM             Samsung
               Intel           Siemens

     Customers that buy our products include major computer and peripheral manufacturers and their sub-contractors, automated test system manufacturers, communications equipment producers (both data-communication and telecommunication), and a variety of both large and small companies serving the industrial, automotive, aerospace and military markets.

     During fiscal years 2001, 2000, and 1999, foreign sales were 58 percent, 64 percent, and 53 percent, respectively, of net sales. Approximately three quarters of foreign sales are to customers located in the Asian-Pacific region. The remaining are into Europe. The decline in the percent of foreign sales reflects the reduced percentage of shipments derived from the computer market.
A majority of computer related sales are sold into the Asia region. Generally, we conduct sales in the United States Dollar.

     No one customer accounted for 10 percent or more of our net sales for each of the three fiscal years ended January 28, 2001. In fiscal year 2001, a group of customers that included one of our automated test equipment customers, their suppliers and their sub-contractors, accounted for 14 percent of net sales.

Manufacturing Capabilities

  We have manufacturing facilities in California, Texas and Mexico. Our commercial IC production facilities are located in Santa Clara, California and Corpus Christi, Texas. In March 2001, we announced plans to sell the Santa Clara wafer fab facility. Discrete wafer fabrication, testing, probe and some assembly activity are performed in Newbury Park, California. The San Diego, California location serves as the headquarters for our high performance products group. Design, applications, sales, and other administrative activities related to the high performance group are conducted at this location. Our Reynosa, Mexico facility provides assembly and test capabilities for supporting military and legacy products.

     Over the last several years, we have out-sourced much of the processes required to make our products. We have always relied on third party contractors for packaging and testing most of our commercial products. During fiscal year 2001, we began to purchase finished silicon wafers from outside sources, often called outside foundries. We view the movement towards outsourcing most of our manufacturing to outside sources as a beneficial and strategic initiative.

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

     We fabricate a majority of our products from basic materials (principally silicon, ceramic materials, metals and plastics), all of which are available from a number of suppliers. In fiscal year 2001, we supported approximately 25 percent of our end products with wafers that were fabricated internally. Outside foundries were used for the remaining 75 percent of fabrication capacity. As of the end of fiscal year 2000, we sourced approximately 50 percent of our wafers from outside foundires and the remianing 50 percent through internal capacity. As of the end of fiscal year 2001, we estimated that we had adequate capacity in our internal wafer fabrication capacity to support anticipated growth over the next two years. All of our high performance, advanced communications and human interface ICs and a percentage of power management products are fabricated at outside foundries. Nearly all of our protection products are fabricated internally.

     We use silicon wafer foundries that are based in the United States, Canada, Europe and Asia. As of the end of fiscal year 2001, we had foundry relationships with nine different companies. Currently, our largest foundry suppliers are based in the United States and Asia. Contractual agreements exist with each of the outside foundries. With expansion into higher-end communication product lines and higher-performance devices, we expect that we will increase, as a percentage of the total, the amount of outside foundries in order to utilize the best available technology and leverage the capital investment of others.


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

     We are in direct and active competition, as to one or more of our product lines, with at least 30 manufacturers of such products, of varying financial size and strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than us. The number of competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Texas Instruments, National Semiconductor, Linear Technology, Fairchild Semiconductor and Intersil Semiconductor, all with respect to our power management products; ST Microelectronics N.V and Microsemi with respect to our protection products; Analog Devices, Maxim Integrated Products and ON Semiconductors, all with respect to our high performance/ATE products; Applied Micro Circuits Corporation, PMC-Sierra Inc. and Vitesse Semiconductor Corp., all with respect to our advanced communications products; and Philips Semiconductors and Synaptics Inc. with respect to our HID. Due to the fragmented nature of the analog semiconductor industry, we estimate that we have no more than 30 percent product overlap with any single competitor identified.


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

Environmental Matters

  On February 7, 2000, we were notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. We have been included in the Superfund program to clean up this disposal site for our involvement in utilizing this site for waste disposal. As of January 28, 2001, we had provided approximately $245,000 for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. We believe the amount provided is sufficient to cover any liability existing based on the currently available information.

  Certain contaminants have been found in the ground water at our Newbury Park facility. We have data showing that the contaminants are from an adjacent facility. We have never used the contaminants in question at our Newbury Park facility. To protect our interests, we utilize an environmental firm, specializing in hydrogeology, to perform periodic monitoring. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of us at this site. Accordingly, no reserve for clean-up has been provided at this time.


Employees

  As of January 28, 2001, we had 777 full-time employees, up from 731 full-time employees a year earlier. We have never had a work stoppage, and our domestic and European employees are not unionized. Our Mexican Maquiladora operation has unionized employees. Employee relations at the Mexican plant have been, and are, satisfactory. Competition for key design and application engineers is significant.


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


Risks Related to Our Business


  The cyclical nature of the semiconductor industry may limit our ability to maintain or increase revenue and profit levels during industry downturns

  The semiconductor industry is highly cyclical. Current industry forecast suggest that calendar year 2001 will be a down year for the overall semiconductor and electronics industries. High levels of semiconductor component inventory and declining demand at end-equipment manufacturers could result in a cyclical downturn in the marketplace. In the prior two years, high consumption levels by electronics manufactures was a major driver of demand for semiconductors, including the products we sell.

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


     Economic downturn in our end-markets may have adverse consequences for our business

     We market our products to several commercial markets, including computers and peripherals, telecommunications, and industrial and test equipment. A downturn in any of our markets, particularly the consumer computer industry and the automated test equipment market, could materially and adversely affect our business, financial condition and results of operations. In addition, current efforts being undertaken by companies in the semiconductor manufacturing industry to increase worldwide semiconductor manufacturing capacity could lead to general manufacturing overcapacity and to underutilization of our manufacturing capacity.


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


     We obtain certain components and materials and certain manufacturing services from a limited number of suppliers and subcontractors, including foreign-based entities

     Our reliance on a limited number of outside subcontractors and suppliers for silicon wafers, packaging and certain other tasks involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could delay our shipments and could have a material adverse effect on our business, financial condition and results of operations. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could have a material adverse effect on our business, financial condition and results of operations.

     Several of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. Any political turmoil or trade restrictions could limit our ability to obtain goods and services from these suppliers and subcontractors. If we find it necessary to transition the goods and services received from such suppliers or subcontractors to other firms, potentially at much higher costs, we could experience a delay in production associated with such a transition.

     Our future quarterly operating results may fluctuate, fail to match past performance, or fail to meet expectations

    Our quarterly operating results may fluctuate in the future, may fail to match our past performance, or fail to meet the expectations of analysts and investors. Our quarterly operating results may fluctuate as a result of:

     . general economic conditions in the countries where we sell our products;

     . seasonality and variability in the computer market and our other end markets;

     .    the timing of our and our competitors' new product introductions;

     .    product obsolescence;

     . the scheduling, rescheduling, or cancellation of orders by our customers;

     .    the cyclical nature of demand for our customers' products;

     . our ability to develop new process technologies and achieve volume production at our fabrication facilities; (S) changes in manufacturing yields;

     .    movements in exchange rates, interest rates or tax rates;

     . the availability of adequate supply commitments from our outside suppliers; and

     .    the manufacturing and delivery capabilities of our subcontractors.

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

     The build-out of the Internet and the related need for communications infrastructure equipment and higher bandwidth networks has driven overall demand for semiconductor and our products

     The overall semiconductor industry and our business in particular has benefited from the build-out of the Internet and the related demand for communications infrastructure equipment. A large driver in the need for communication equipment is desire to have higher-speed (higher bandwidth) networks. The electronics need to support this trend within the communications market relies heavily on companies like us to develop the circuits used in these systems.

Any major cut in communications infrastructure investment will have a negative impact on the overall industry and our sales into these end market segments. Much of our sales growth and margin expansion in recent years has come from sales of products into wireless, local area networks, wide area networks and long-haul communications applications.

     Sales of products into the ATE market were approximately 24 percent of total net sales in fiscal year 2001; the ATE market is characterized as being cyclical

     In fiscal year 2001, shipment of products to automated test equipment (ATE) customers represented approximately 24 percent of net sales. Our line of high performance products, which is primarily sold into the ATE market, is our highest margin product line. The ATE market is characterized as being cyclical. Past downturns in the test equipment and overall market for semiconductor capital equipment have been sudden and dramatic.

     Interest rates effect our return on excess cash and investments; interest income has in the past offset interest expense associated with our outstanding debt

Interest rates effect our return on excess cash and investments. A significant decline in interest rates would reduce the amount of interest income generated from our excess cash and investments. In the past, interest income has exceeded interest expense associated with our corporate debt that was issued at an effective fixed rate of approximately 5 percent. Current interest rates are substantially lower than rates at this same time last year.

     We receive a significant portion of our revenues from a small number of customers

Historically, we have had significant customers that individually accounted for approximately 10 percent of consolidated revenues in certain quarters. The composition of our largest customers has varied from year to year. In fiscal year 2001, we had no customer which accounted for 10 percent of annual net sales. However, a group of customers that included one of our automated test equipment customers, their suppliers and their sub-contractors, accounted for 14 percent of net sales in fiscal year 2001.

     We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term supply contracts. The loss of any significant customer, any reduction in orders by any of our significant customers, the cancellation of a significant customer order, or the cancellation or delay of a customer's significant program or product could materially and adversely affect our business, financial condition and results of operations.

     We are expanding and diversifying our operations, and if we fail to manage our expanding and more diverse operations successfully it may materially and adversely affected our business

     Our strategy includes expansion and diversification of our operations through internal development. Our diversification into new markets and product lines will increase demand on our management, financial resources and information and internal control systems. Our success depends in significant part on our ability to implement, improve and expand our systems, procedures and controls. If we fail to do this at a pace consistent with the development of our business, then our business, financial condition and results of operations could be materially and adversely affected.

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


     We must commit resources to product production prior to receipt of purchase commitments and could lose some or all of the associated investment

     Sales are made primarily on a current delivery basis pursuant to purchase orders that may be revised or cancelled without penalty, rather than pursuant to long-term supply contracts. Some contracts require us to maintain inventories of certain products at levels above the anticipated needs of our customers. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Our inability to sell products after we devote significant resources to them could have a material adverse effect on our business, financial condition and results of operations.

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

     We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

     Sales to foreign customers accounted for approximately 52 percent of net sales in the fiscal year ended January 28, 2001 and 64 percent of net sales for fiscal year 2000. The percentage of international sales may increase in future years. International sales are subject to certain risks, including unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations. In addition, even though the majority of our foreign sales are denominated in U.S. dollars, currency exchange fluctuations in countries where we do business could materially and adversely affect us by resulting in pricing that is not competitive with prices denominated in local currencies.

     We may be unable to adequately protect our intellectual property rights

     Few of our products are protected by patents and we rely primarily on a combination of nondisclosure agreements and other contractual provisions, as well as the commitment to confidentiality and loyalty of our employees, to protect our know-how and processes. We intend to continue to protect our proprietary technology through copyrights and trade secrets and, to a limited extent, patents. Despite this intention, we may not be successful in achieving adequate protection. Our failure to adequately protect our material know-how and processes could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that the steps we have taken will be adequate to protect our proprietary rights or that a competitor will not independently develop similar or superior know-how or processes. Also, the laws of the countries in which our products are or may be developed, manufactured , or sold may not protect our products and intellectual property rights to the same extent as laws in the United States.

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

     Product liability claims may be asserted with respect to our technology or products. Although we currently have product liability insurance, there can be no assurance that we have obtained sufficient insurance coverage or that we will have sufficient resources to satisfy any product liability claims.

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

     We could be required to register as an investment company and become subject to substantial regulation that would interfere with our ability to conduct our business.

     We invest in short-term instruments consistent with prudent cash management and not primarily for the purpose of achieving investment returns. This could result in our being required to register and be treated as an investment company under the Investment Company Act of 1940. The Investment Company Act requires the registration of companies which are engaged primarily in the business of investing, reinvesting or trading in securities or which are engaged in investing, reinvesting, owning, holding or trading in securities and over 40% of whose assets on an unconsolidated basis (other than government securities and cash) consist of investment securities. While we do not believe that we are engaged primarily in the business of investing, reinvesting or trading in securities, we may invest our cash and cash equivalents in government securities to the extent necessary to avoid having over 40% of our assets consist of investment securities. Government securities are defined as securities issued by the U.S. government and certain federal agencies. These securities generally yield lower rates of income than other short-term instruments in which we have invested to date. Accordingly, investing substantially all of our cash and cash equivalents in government securities could result in lower levels of interest income and net income.

     If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons, if any, and other matters, incur substantial costs and experience a disruption of our business. Application of the provisions of the Investment Company Act to us would materially and adversely affect our business, prospects, financial condition and results of operations.


ITEM 2.  PROPERTIES

     Our headquarters facility is located in Newbury Park, California where we lease approximately 53,000 square feet under a lease that extends through August 2003. This facility supports a very limited amount of our manufacturing operations, as well as all of our inside sales, marketing and administrative offices. In November 1999, we purchased a parcel of land in Camarillo, California for approximately $5.1 million. We are building a 87,000 square foot facility. This location will be the future headquarters of the corporation. The facility should be completed by the end of fiscal year 2002 for a cost of approximately $11.5 million.

     In addition, we lease two facilities in Santa Clara, California. One facility houses wafer fabrication operations, contains 10,345 square feet and has a lease that extends until November 2004. The other facility which houses design engineering, test and administration, contains 13,250 square feet and has a lease that extends until November 2005. On March 19, 2001, we announced that we were exiting the foundry services business and in negotiations to sell our Santa Clara wafer fabrication facility and the rights associated with its lease. The planned divestiture of the Santa Clara wafer fab is part of our strategy to source a majority of our silicon wafers from outside foundries. We expect no material financial impact as a result of the planned sale of the Santa Clara wafer fab facility.

     In December 2001, we purchased a parcel of land in San Diego, California for approximately $7.9 million. We are exploring plans to build a facility that would house our high performance products business unit. We have not yet estimated how much it would cost to build-out this location.

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

     Between our existing leased and owned facilities, we believe to have more than adequate space for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

     We periodically become subject to legal proceedings in the ordinary course of our business. Other than the action detailed below, we are not currently involved in any proceedings which we believe could materially and adversely affect us.

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

                                                             High        Low
                                                        ------------------------
               Fiscal Year 2001:
                       First Quarter......................    $37.94      $25.52
                       Second Quarter.....................    $47.06      $22.50
                       Third Quarter......................    $59.22      $28.75
                       Fourth Quarter.....................    $32.25      $15.38
               Fiscal Year 2000:
                       First Quarter......................    $ 8.82      $ 6.19
                       Second Quarter.....................    $17.02      $ 8.21
                       Third Quarter......................    $21.35      $14.00
                       Fourth Quarter.....................    $34.00      $18.63

     As of April 13, 2001, there were approximately 15,500 recorded holders of the Company's common stock. The last reported sales price for the Company's common stock on the NASDAQ National Market System at April 13, 2001, was $30.02 per share.

     The Company discontinued its cash dividend in 1980 and does not anticipate paying a cash dividend in the current year. The Company declared two-for-one stock splits in fiscal years 2001, 2000 and 1998 in the form of 100 percent stock dividends to stockholders. The Company does not anticipate another stock dividend being declared in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth summary consolidated financial information. Amounts are in thousands, except per share amounts. The acquisitions of USAR Systems (USAR) in December 1999, Acapella Limited (Acapella) in April 1998, and Edge Semiconductor (Edge) in April 1997 were accounted for as poolings of interests. The financial positions and results of operations of USAR, Acapella, and Edge were included from November 1, 1999, February 1, 1998, and January 28, 1996, respectively (see Note 2 to the Consolidated Financial Statements). Weighted average number of shares and net income per share reflect two-for-one stock splits, effected in the form of stock dividends that were paid on January 13, 1998, September 14, 1999 and September 26, 2000. The information set forth below should be read in conjunction with the Company's complete financial statements, appearing elsewhere in this report.

                                                                 Year Ended January
                                    ---------------------------------------------------------------------------
                                               1997           1998           1999           2000           2001
                                    ---------------------------------------------------------------------------
Net Sales                                   $71,595       $102,808       $114,519       $173,768       $256,685
Gross Profit                                 30,683         48,929         54,278         91,037        144,866
Operating Income                             12,663         21,809         18,576         42,958         76,694
Income Before Taxes                          12,714         22,159         19,362         44,104         86,028
Net Income                                  $ 8,487       $ 14,761       $ 12,895       $ 29,395       $ 60,220
---------------------------------------------------------------------------------------------------------------
Net Income per Share:

    Basic                                   $  0.16       $   0.26       $   0.22       $   0.48       $   0.91
    Diluted                                 $  0.15       $   0.24       $   0.20       $   0.42       $   0.79
---------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares:
    Basic                                    54,356         55,912         58,688         61,670         66,247
    Diluted                                  56,200         60,472         63,568         70,630         76,527
---------------------------------------------------------------------------------------------------------------
Total Assets                                $45,688       $ 67,135       $ 92,556       $149,350       $677,288
Long-Term Obligations, Less Current
 Maturities                                 $ 1,256       $     33       $     57       $    131       $400,230

Working Capital                             $25,585       $ 41,312       $ 65,844       $ 96,687       $530,967
Total Stockholders' Equity                  $33,986       $ 54,661       $ 79,771       $125,482       $242,357


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

     One of our strategies is to expand our business through strategic acquisitions. Over the past five years, we have made several small acquisitions in order to increase our pool of skilled technical personnel and penetrate new market segments such as high performance, advanced communications, and human interface and system management devices. These acquisitions include: USAR Systems Incorporated; Practical Sciences, Inc.; Acapella Limited and Edge Semiconductor. The acquisitions of USAR, Acapella and Edge were accounted for as poolings of interests.

     The results of operations described below give effect to our two-for-one stock splits in the form of 100 percent stock dividends that were paid on September 26, 2000 and September 14, 1999.


Market Update

     The semiconductor and electronics industries have experienced very weak market conditions so far in calendar year 2001. Excess inventory levels and slowing end-market demand have adversely affected macro conditions within the semiconductor industry. Industry sources have forecasted that worldwide year-over-year sales of semiconductors could be down as much as 20 percent in calendar year 2001. Many of our customers and competitors have forecasted their results will be down dramatically in calendar year 2001 in comparison to the prior year.

     Consistent with these trends, we have revised our forecast as a result of weak demand from the communications infrastructure and ATE markets. We had received a limited amount of turns-filled-orders from the communications market during the first quarter, and had to cancel backlog for many communications customers. Additionally, a significant amount of backlog for the ATE market was rescheduled to reflect customers' revised forecasts. Finally, demand from the computer market was relatively stable. Ultimately, we believe our new product developments and strategic focus should allow us to remain well positioned within the marketplace.


Results of Operations

     Fiscal Year 2001 Compared With Fiscal Year 2000

     Net Sales. We generally recognized product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Net sales for fiscal year 2001 were $256.7 million, compared to $173.8 million for fiscal year 2000, a 48 percent increase. This increase was due in part to favorable market conditions in the overall semiconductor industry and the growth in sales into the communications and industrial end market.

     Gross Profit. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for fiscal year 2001 was $144.9 million, compared to $91.0 million for the comparable period in the prior year, a 59 percent increase. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin was 56 percent for fiscal year 2001. This compared to a gross margin of 52 percent for fiscal year 2000. The improvement is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from products introduced in the last eighteen months, and a favorable shift in product mix toward higher margin product lines.

     Operating Costs and Expenses. Operating costs and expenses generally consist of selling, general and administrative (SG&A), product development and engineering costs (R&D), costs associated with acquisitions, and other operating related charges. Operating costs and expenses were $68.2 million, or 27 percent of net sales, for fiscal year 2001. Operating costs and expenses for fiscal year 2000 were $48.1 million, or 28 percent of net sales. Operating costs and expenses, as a percentage of net sales, are lower for fiscal year 2001 than previous levels due to higher shipment rates and greater efficiencies.

     SG&A expenses for fiscal year 2001 were $36.2 million, or 14 percent of net sales, compared to $27.2 million, or 16 percent of net sales for fiscal year 2000. The increase in expenditures was due primarily to the overall growth of our business, while the decrease in percentage of net sales reflects higher revenues and greater efficiencies.

     R&D expenses were relatively consistent, as a percentage of net sales, at $32.0 million, or 12 percent of net sales in fiscal year 2001, up 57 percent from $20.3 million, or 12 percent of net sales in fiscal year 2000. We continue to invest heavily in areas deemed critical for developing and marketing new products, which are generally targeted at broadening our customer base, product lines and end-product applications.

     Operating costs and expenses for fiscal year 2000 include one-time costs of $531,000 associated with the December 1999 acquisition of USAR Systems.

     Interest and Other Income. Interest and other income of $9.3 million was realized in fiscal year 2001, up dramatically from interest and other income of $1.1 million in fiscal year 2000. Interest and other income in fiscal year 2001 is made up primarily of interest income. For fiscal year 2000, interest and other income and expenses was primarily interest income. The significant increase in interest and other income in fiscal year 2001 over the prior year was income attributable to cash provided by the February 2000 issuance of $400.0 million in convertible subordinated debentures. Interest income from investments made with the debenture proceeds far exceed the fixed interest expense paid to bond holders.

     Provision for Taxes. Provision for income taxes was $25.8 million in fiscal year 2001, an effective tax rate of 30 percent. Provision for income taxes was $14.7 million in fiscal year 2000, an effective tax rate of 33 percent. The decline is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

Fiscal Year 2000 Compared With Fiscal Year 1999

     Net Sales. We generally recognized product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Net sales for fiscal year 2000 were $173.8 million, compared to $114.5 million for fiscal year 1999, a 52 percent increase. This increase was due in part to favorable market conditions in the overall semiconductor industry and the growth in sales into the communications end market.

     Gross Profit. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for fiscal year 2000 was $91.0 million, compared to $54.3 million for the comparable period in the prior year, a 68 percent increase. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin was 52 percent for fiscal year 2000. This compared to a gross margin of 47 percent for fiscal year 1999. The improvement is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from products introduced in the last year, and a favorable shift in product mix toward higher margin product lines. Gross profit for fiscal year 1999 was adversely effected by one-time charges of $1.2 million for write-offs of discontinued inventory associated with restructuring our Corpus Christi facility.

     Operating Costs and Expenses. Operating costs and expenses generally consist of selling, general and administrative (SG&A), product development and engineering costs (R&D), costs associated with acquisitions, and other operating related charges. Operating costs and expenses were $48.1 million, or 28 percent of net sales, for fiscal year 2000. Operating costs and expenses for fiscal year 1999 were $35.7 million, or 31 percent of net sales. Operating costs and expenses, as a percentage of net sales, are lower for fiscal year 2000 than previous levels due to higher shipment rates and greater efficiencies.

     SG&A expenses for fiscal year 2000 were $27.2 million, or 16 percent of net sales, compared to $20.1 million, or 18 percent of net sales for fiscal year 1999. The increase in expenditures was due primarily to the overall growth of our business, while the decrease in percentage of net sales reflects higher revenue contributions from newer products. R&D expenses were relatively consistent at $20.3 million, or 12 percent of net sales, for fiscal year 2000, compared to $14.0 million, or 12 percent of net sales, for fiscal year 1999. We continue to invest heavily in areas deemed critical for developing and marketing new products, which are generally targeted at broadening our customer base, product lines and end-product applications.

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

     Interest and Other Income. Interest and other income of $1.1 million was realized in fiscal year 2000. For fiscal year 1999, interest and other income was $786,000. Interest and other income for both periods is primarily interest income.

     Provision for Taxes. Provision for income taxes was $14.7 million in fiscal year 2000, compared to $6.5 million in fiscal year 1999. The effective tax rate for fiscal years 2000 and 1999 remained constant at 33 percent.


Selected Quarterly Financial Data (Unaudited)

     The following tables set forth our unaudited consolidated statements of income data for each of the eight quarterly periods ended January 28, 2001, as well as that data expressed as a percentage of our net sales for the quarters presented. You should read this information in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, and, in the opinion of our management, it reflects all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

                                                                      Quarter Ended
                                ----------------------------------------------------------------------------------------
                                   May 2,     Aug. 1,   Oct. 31,   Jan. 30,   April 30,  Jul. 30,   Oct. 29,   Jan. 28,
                                   1999       1999      1999       2000       2000       2000       2000       2001
                                ----------------------------------------------------------------------------------------
                                                          (in thousands, except per share data)
Net sales                           $33,044    $38,253    $47,072    $55,399    $57,412    $60,646    $69,012    $69,615
Cost of sales                        16,445     18,609     22,087     25,590     26,220     27,006     29,553     29,040
                                    -------    -------    -------    -------    -------    -------    -------    -------
Gross profit                         16,599     19,644     24,985     29,809     31,192     33,640     39,459     40,575
Operating costs and expenses:
Selling, general and
      administrative                  5,642      6,067      7,173      8,324      8,220      8,638      9,546      9,760
Product development and
      engineering                     4,117      4,527      5,532      6,166      7,045      7,721      8,615      8,627
One-time charges                          -          -          -        531          -          -          -          -
                                    -------    -------    -------    -------    -------    -------    -------    -------

Total operating costs
           and expenses               9,759     10,594     12,705     15,021     15,265     16,359     18,161     18,387
                                    -------    -------    -------    -------    -------    -------    -------    -------
Operating income                      6,840      9,050     12,280     14,788     15,927     17,281     21,298     22,188
Interest and other income, net          254        231        244        417      1,329      2,311      2,758      2,936
                                    -------    -------    -------    -------    -------    -------    -------    -------

Income before taxes                   7,094      9,281     12,524     15,205     17,256     19,592     24,056     25,124
Provisions for taxes                  2,341      3,063      4,133      5,172      5,177      5,878      7,216      7,537
                                    -------    -------    -------    -------    -------    -------    -------    -------
Net income                          $ 4,753    $ 6,218    $ 8,391    $10,033    $12,079    $13,714    $16,840    $17,587
                                    =======    =======    =======    =======    =======    =======    =======    =======

Net income per share (1):
    Basic                           $  0.08    $  0.10    $  0.14    $  0.16    $  0.19    $  0.21    $  0.25    $  0.26
                                    =======    =======    =======    =======    =======    =======    =======    =======
    Diluted                         $  0.07    $  0.09    $  0.12    $  0.14    $  0.16    $  0.18    $  0.22    $  0.23
                                    =======    =======    =======    =======    =======    =======    =======    =======

 Weighted average number of
 shares (1):
    Basic                            60,116     60,932     61,866     63,728     64,682     65,820     66,923     67,582
    Diluted                          66,204     69,224     71,086     73,708     74,764     75,828     77,114     76,208

_________________
(1) Reflects two-for-one stock splits effected in the form of 100 percent stock dividends paid on September 14, 1999, and September 26, 2000.


Liquidity and Capital Resources

     On February 14, 2000, we completed a private offering of $400.0 million principal amount of convertible subordinated debentures that pay interest semiannually at a rate of 4 1/2 percent and are convertible into our common stock at a conversion price of $42.23 per share. The notes are due in seven years from the date of issuance and callable by the Company after three years. We intend to use the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

     On January 28, 2001, we had working capital of $531.0 million, compared with $96.7 million at January 30, 2000. The ratio of current assets to current liabilities at January 28, 2001 was 16.3 to 1, compared to 5.1 to 1 at January 30, 2000. A majority of the increase was due to cash generated by the issuance of the convertible subordinated debentures.

     Cash provided by operating activities was $86.0 million for the fiscal year 2001, compared to $36.6 million for fiscal year 2000. Net income for fiscal year 2001 was reduced by non-cash charges for depreciation and amortization of $8.8 million. Net operating cash flows were favorably impacted by net income of $60.2 million compared to $29.4 million in the prior year. Net operating activities for fiscal year 2001 were positively impacted by an increase in accounts payable, accrued liabilities and the impact of the tax benefit from stock option exercises. These items were partially offset by increases in receivables, inventories, income taxes refundable, and other assets as well as a reduction in income taxes payable and other liabilities.

     Investing activities used $212.4 million in fiscal year 2001 compared to $31.4 million in fiscal year 2000. Investing activities in fiscal year 2001 consists of increases in temporary investments, investments with maturities in excess of 1 year and capital expenditures of $130.5 million, $59.2 million and $22.7 million, respectively. Cash used in investing activities for the comparable prior year period reflects a $15.0 million addition to property, plant and equipment and $16.4 million increase in temporary investments.

     Our financing activities provided positive cash flows of $404.5 million during fiscal year 2001 and used $1.0 million in the prior year. Financing activities for fiscal year 2001 reflect the proceeds, net of related fees, from the issuance of $400.0 million of convertible subordinated debentures, cash provided by stock option exercises, offset by the repurchase of treasury stock. Financing activities for the comparable prior year period represented cash from stock option exercises, cash used and proceeds from the repurchase and reissuance of treasury stock, and the cash effects of a pooling of interests.

     We had a credit arrangement with a financial institution for borrowings up to $20.0 million at an interest rate of the 30 day commercial paper plus 2.2 percent. Our credit arrangement expired in August 2000, and we did not extend or renew this credit facility. Through our foreign subsidiary, we maintain an overdraft credit line in the amount of 300,000 pounds sterling. As of January 28, 2001, we had no borrowings outstanding under any credit facility.

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

     Purchases of new capital equipment were made primarily to improve internal computer systems and expand manufacturing capacity. Funding for these purchases was made from our operating cash flows and cash reserves. We have made significant investments in product and process technology. We believe that sales generating cash flows, together with the proceeds of the debt offering, cash reserves and existing credit facilities, are sufficient to fund operations and capital expenditures for the foreseeable future.


Inflation

     Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.


Recently Issued Accounting Standards

     In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provides additional guidance for the application of SFAS No. 133 for certain transactions. We will adopt the statement in fiscal year 2002 and do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," and as amended. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

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


FORWARD LOOKING STATEMENTS

     In addition to historical information, this Form 10-K contains statements relating to our future results. These statements include certain projections and business trends which are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are made only as of the date of this Form 10-K. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

     Actual results may differ materially from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under "Risk Factors" including those set forth below and those detailed from time to time in our filings with the SEC:

 .    cyclical nature of the semiconductor industry;

 .    adverse effects of economic downturn in our end-markets;

 .    successful development and timing of new products;

 .    ability to attract or retain specialized technical personnel;

 .    availability of manufacturing capacity, including from foreign-based suppliers;

 .    fluctuation of quarterly operating results;

 .    our reliance on the communications infrastructure and automated test equipment markets;

 .    fluctuations in interest rates effect our return on investments;

 .    loss of a significant customer or customer order;

 .    our ability to manage and integrate our expanding and more diverse operations;

 .    our ability to integrate strategic acquisitions;

 .    our ability to compete against larger, more established entities;

 .    fluctuations in manufacturing yields and commitment of resources prior to receipt of customer orders;

 .    our ability to protect our intellectual property rights;

 .    uncertainties of litigation; and

 .    other risks and uncertainties.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
           -----------------------------------------------------------

Foreign Currency Risk

     As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results.

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

Interest Rate Risk

     As of January 28, 2001, we had $400.0 million in long-term debt outstanding at a fixed interest rate of 4 1/2 percent. We do not currently hedge any potential interest rate exposure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED JANUARY 28, 2001
(In thousands, except per share data)



                                                           2001                2000           1999
--------------------------------------------------------------------------------------------------------
NET SALES                                                 $256,685           $173,768        $114,519
Cost of Sales                                              111,819             82,731          60,241
                                                          --------           --------        --------
Gross Profit                                               144,866             91,037          54,278
                                                          --------           --------        --------
Operating costs and expenses:
Selling, general and administrative                         36,164             27,206          20,091
Product development and engineering                         32,008             20,342          14,026
Restructuring charge                                             -                  -           1,330
Acquisition costs                                                -                531             255
                                                          --------           --------        --------
Operating costs and expenses                                68,172             48,079          35,702
                                                          --------           --------        --------
Operating Income                                            76,694             42,958          18,576

Interest expense                                           (18,718)               (57)            (22)
Interest and other income, net                              28,052              1,203             808
                                                          --------           --------        --------
Income before provision for taxes                           86,028             44,104          19,362
Provision for taxes                                         25,808             14,709           6,467
                                                          --------           --------        --------
NET INCOME                                                $ 60,220           $ 29,395        $ 12,895
                                                          ========           ========        ========
Earnings per share:
Net income per share -
Basic                                                     $   0.91           $   0.48        $   0.22
Diluted                                                   $   0.79           $   0.42        $   0.20

Weighted average number of shares -
Basic                                                       66,247             61,670          58,688
Diluted                                                     76,527             70,630          63,568

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 28, 2001 AND JANUARY 30, 2000
(In thousands, except share data)

                                                                            2001               2000
------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                 $323,182            $ 45,225
Temporary investments                                                      148,582              18,066
Receivables, less allowances of $1,100 in 2001 and $750 in 2000             37,935              25,223
Inventories                                                                 31,595              26,581
Deferred income taxes                                                       19,993               4,106
Other current assets                                                         4,381               1,223
                                                                          --------            --------
Total current assets                                                       565,668             120,424

Property, plant and equipment, net                                          40,064              24,397

Investments with maturities in excess of 1 year                             59,215                   -

Deferred income taxes                                                          936               3,047

Other assets                                                                11,405               1,482
                                                                          --------            --------
TOTAL ASSETS                                                              $677,288            $149,350
                                                                          ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                          $ 12,934            $ 10,723
Accrued liabilities                                                         18,925               8,869
Deferred revenue                                                             2,049               2,555
Income taxes payable                                                           756               1,389
Other current liabilities                                                       37                 201
                                                                          --------            --------
Total current liabilities                                                   34,701              23,737

Convertible subordinated debentures                                        400,000                   -

Other long-term liabilities                                                    230                 131

Commitments and contingencies

Stockholders' equity:

Common stock, $0.01 par value, 250,000,000 authorized
68,158,882 issued and 68,116,382 outstanding in 2001 and                       682                 641
 64,096,504 issued and outstanding in 2000
Treasury stock, 42,500 at cost in 2001                                      (1,018)                  -
Additional paid-in capital                                                 111,303              53,564
Retained earnings                                                          131,718              71,498
Accumulated other comprehensive loss                                          (328)               (221)
                                                                          --------            --------
Total stockholders' equity                                                 242,357             125,482
                                                                          --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $677,288            $149,350
                                                                          ========            ========

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME THREE YEARS ENDED JANUARY 28, 2001
(In thousands, except share amounts)


                                               Common Stock
                                   ----------------------------------
                                                                                                    Accumulated
                                                           Additional                                  Other
                                       Number               Paid-in    Retained      Treasury      Comprehensive    Stockholders'
                                      of Shares   Amount    Capital    Earnings   Stock, at Cost       Loss             Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at February 1, 1998          56,776,920     $568     $ 17,980  $ 36,332        $      -         $(219)           $ 54,661
=================================================================================================================================
Comprehensive income:
  Net income                                  -        -            -    12,895               -             -              12,895
  Translation adjustment                      -        -            -         -               -           (34)                (34)
                                                                                                                         --------
Comprehensive income                          -        -            -         -               -             -              12,861
Effect of pooling with Acapella
 Limited                                703,096        7           54       184               -             -                 245
Exercise of stock options             3,295,904       33        6,112         -               -             -               6,145
Tax benefit from exercised
  stock options                               -        -        5,859         -               -             -               5,859
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999          60,775,920      608       30,005    49,411               -          (253)             79,771
=================================================================================================================================
Comprehensive income:
  Net income                                  -        -            -    29,395               -             -              29,395
  Translation adjustment                      -        -            -         -               -            32                  32
                                                                                                                         --------
Comprehensive income                          -        -            -         -               -             -              29,427
Effect of pooling with  USAR
 Systems                                990,808       10        1,224      (143)              -             -               1,091
Stock repurchase                     (1,402,000)     (14)           -         -         (13,836)                          (13,850)
Reissued treasury stock               1,382,000       14            -    (7,165)         13,836             -               6,685
Purchase of Practical Sciences           20,000        -          349         -               -             -                 349
Exercise of stock options             2,329,776       23        5,035         -               -             -               5,058
Tax benefit from exercised
  stock options                               -        -       16,951         -               -             -              16,951
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 30, 2000          64,096,504      641       53,564    71,498               -          (221)            125,482
=================================================================================================================================
Comprehensive income:
  Net income                                  -        -            -    60,220               -             -              60,220
  Translation adjustment                      -        -            -         -               -          (107)               (107)
                                                                                                                         --------
Comprehensive income                          -        -            -         -               -             -              60,113
Stock repurchase                        (42,500)       -            -         -          (1,018)                           (1,018)
Exercise of stock options             4,062,378       41       16,946         -               -             -              16,987
Tax benefit from exercised
  stock options                               -        -       40,793         -               -             -              40,793
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 28, 2001          68,116,382     $682     $111,303  $131,718        $ (1,018)        $(328)           $242,357
=================================================================================================================================

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 28, 2001
(In thousands)

                                                                                2001            2000            1999
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                               $  60,220        $ 29,395         $12,895
  Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                            8,837           4,118           3,723
      Deferred income taxes                                                  (13,776)        (21,487)         (6,661)
      Gain on disposition of property, plant and equipment                         -               -              (1)
      Provision for doubtful accounts                                            760              45             135
      Tax benefit from stock option exercises                                 40,793          16,951           5,859
      Non-cash portion of restructuring charge                                     -               -           2,366
  Changes in assets and liabilities, net of effect of acquisition:
      Receivables                                                            (13,472)         (9,854)         (1,827)
      Inventories                                                             (5,014)         (9,778)           (955)
      Other assets                                                            (3,407)           (823)           (509)
      Accounts payable                                                         2,211           5,427              55
      Accrued liabilities                                                     10,056           3,767             643
      Deferred revenue                                                          (506)            320           2,235
      Income taxes payable                                                      (633)         18,340           4,839
      Other liabilities                                                          (65)            180          (1,602)
                                                                           ---------        --------         -------
Net cash provided by operating activities                                     86,004          36,601          21,195
Cash flows from investing activities:
    Temporary investments, net                                              (130,516)        (16,418)            204
    Purchases of investments, maturing in excess of 1 year                   (59,215)              -               -
    Proceeds from sale of property, plant and equipment                            -               -              62
    Purchases of property, plant and equipment                               (22,667)        (15,009)         (5,590)
                                                                           ---------        --------         -------
Net cash used in investing activities                                       (212,398)        (31,427)         (5,324)
Cash flows from financing activities:
    Issuance of long-term debt, net of fees                                  388,489               -               -
    Exercise of stock options                                                 16,987           5,058           6,145
    Repurchase of treasury stock                                              (1,018)        (13,850)              -
    Reissuance of treasury stock                                                   -           6,685               -
    Effect of pooling of interests                                                 -           1,091             245
                                                                           ---------        --------         -------
Net cash provided by (used in) financing activities                          404,458          (1,016)          6,390
Effect of exchange rate changes on cash and cash equivalents                    (107)             32             (34)
                                                                           ---------        --------         -------
Net increase in cash and cash equivalents                                    277,957           4,190          22,227
Cash and cash equivalents at beginning of year                                45,225          41,035          18,808
                                                                           ---------        --------         -------
Cash and cash equivalents at end of year                                   $ 323,182        $ 45,225         $41,035
                                                                           =========        ========         =======

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Business

  Semtech Corporation and its wholly owned subsidiaries (Semtech International, Semtech Corpus Christi, Semtech Limited, Semtech Santa Clara, Semtech San Diego, Acapella Limited, and Semtech New York, together, the Company) is a leading supplier of analog and mixed-signal semiconductors. The Company designs, manufacturers and markets a wide range of products for commercial applications, the majority of which are sold into the communications, industrial and computer markets. The end customers for the Company's products are primarily original equipment manufacturers, or OEMs, that produce and sell electronics. The Company's primary facilities are in Newbury Park, Santa Clara and San Diego, California; Corpus Christi, Texas; New York, New York; St. Gallen, Switzerland; Reynosa, Mexico; and Southampton, England.

Fiscal Year

  The Company reports results on the basis of fifty-two and fifty-three week periods. The fiscal years ended January 28, 2001, January 30, 2000 and January 31, 1999 each consisted of fifty-two weeks.

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Semtech Corporation and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Translation

  The assets and liabilities of the Company's foreign subsidiaries are translated using currency exchange rates at fiscal year end. Income statement items are translated at average exchange rates prevailing during the period. The translation gains or losses are included in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.
Transaction gains and losses are included in the determination of net income and have been insignificant.

Cash, Cash Equivalents and Investments

  The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Securities." Investments consist of government and corporate obligations.

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

Software Development Costs

  In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Software development costs incurred prior to achieving technological feasibility as well as certain licensing costs are charged to product development and engineering expense as incurred.

  Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life, or a ratio of current revenues to total anticipated revenues, generally three years for internal software development costs. Fully amortized software costs are removed from the financial records. As of January 28, 2001 and January 30, 2000, $960,000 and $1.2 million, respectively, of capitalized software costs are included in "Other assets" in the accompanying consolidated balance sheets. Amortization expense of capitalized software costs totaled $426,000, $26,000 and $23,000 in fiscal years 2001, 2000 and 1999, respectively, and are included in "Cost of Sales" in the accompanying consolidated statements of income.

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

  As of January 28, 2001 and January 30, 2000, approximately $16.4 million and $2.6 million, respectively, of unremitted income related to the Company's wholly owned European subsidiaries are not subject to federal and state income taxes except when such income is paid to the parent company. Federal and state income taxes have not been provided on this income as it is management's intention that these amounts will not be distributed in a taxable transaction.

Revenue Recognition

  The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Product design and engineering revenue is recognized during the period in which services are performed. The Company defers revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end users.

Earnings per Share

  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in fiscal years 2001, 2000, and 1999 were 66,247,000, 61,670,000, and 58,688,000, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of our outstanding stock options ("common stock equivalents"), or 76,527,000, 70,630,000 and 63,568,000 in fiscal years 2001, 2000 and 1999, respectively.

  Options to purchase approximately 84,000, 200,000, and 2,260,000 shares were not included in the computation of fiscal years 2001, 2000, and 1999 diluted net
income per share because such options were considered anti-dilutive.   Shares
associated with the Company's outstanding convertible subordinated debentures are not included in the computation of net income per share as they are anti-dilutive.

Stock Distribution

  On September 26, 2000, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend which was payable to shareholders of record as of September 5, 2000. On September 14, 1999, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend which was payable to shareholders of record as of August 30, 1999. All shares, per share data, common stock, and stock option amounts herein have been restated to reflect the effect of these splits.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," and as amended. SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company has applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

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


2.   Business Combinations and Purchases

     On December 6, 1999, the Company completed a merger with USAR Systems Incorporated (USAR), based in New York, New York. Under the agreement, USAR shareholders received 990,808 shares of Semtech common stock for all outstanding shares of USAR stock. The Company acquired USAR Systems to broaden its product line for serving the market for portable systems.

     The acquisition of USAR was accounted for as a pooling of interests in accordance with APB Opinion No. 16 and related Securities and Exchange Commission pronouncements. USAR's financial position and results of operations prior to the fourth quarter of fiscal year 2000 were immaterial in relation to Semtech's overall results. Therefore, the effect of the merger prior to November 1, 1999 has been adjusted to retained earnings. Merger related costs of $531,000 associated with the acquisition of USAR are reflected as "Acquisition costs" in the accompanying consolidated statements of income.

     During the third quarter of fiscal year 2000, Semtech purchased a communication design firm, Practical Sciences. Semtech issued 20,000 shares to the owner of Practical Sciences. The purchase price, based on the Company's closing stock price on the day of the transaction, was approximately $349,000 and resulted in goodwill of approximately $260,000, which is amortized over six years.

     In fiscal year 1999, the Company acquired Acapella Limited (Acapella) for approximately 703,000 shares of Semtech common stock. The acquisition of Acapella was accounted for as a pooling of interests. Acapella's financial position and results of operations prior to fiscal year 1999 were immaterial in relation to Semtech's overall results. Therefore, the effect of the merger prior to February 1, 1998 has been adjusted to retained earnings. The consolidated balance sheet at January 31, 1999 as well as the consolidated statements of income and cash flows for the twelve months ended January 31, 1999 include the results of Acapella. Merger related costs of $255,000 associated with the acquisition of Acapella are reflected as "Acquisition costs" in the accompanying consolidated statements of income. The Company acquired Acapella to strengthen its ability to develop advanced communication solutions.


3.   Stock Repurchase Programs

     In fiscal year 2000, the Company repurchased 1,402,000 shares under two separate stock repurchase programs for approximately $13.9 million. All of the 1,402,000 repurchased shares were reissued to cover the exercise of employee stock options and the acquisition of Practical Sciences (see Note 2). On December 3, 1999, the Company discontinued any additional repurchases under these stock repurchase programs.

     On January 4, 2001, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. As of January 28, 2001, the Company had repurchased 42,500 shares at a cost $1.0 million under this program. None of the repurchased shares had been reissued as of January 28, 2001. As of January 28, 2001, no convertible subordinated notes had been repurchased.

4.   Impairment of Assets and Restructuring Charge

     Operating income for fiscal year 1999 included total charges of $2.5 million, comprised of $136,000 related to a restructuring program, $1.2 million for the write-down of long-lived assets, and a $1.2 million write-down of inventory included in "Cost of Sales." The restructuring program resulted in a significant reduction of capacity and the elimination of approximately 60 positions during fiscal year 1999.

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


5.   Temporary and Long-Term Investments

     Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. All investments are classified as "held to maturity", thus no unrealized holding gains or losses were reported in the accompanying consolidated financial statements. As of January 28, 2001, all of the Company's investments mature on various dates through fiscal year 2003.

     In fiscal year 2001, investments generated interest income of $5.0 million from federal government issues, $23.1 million from corporate issues and $121,000 from mortgage-backed issues. All interest income in fiscal year 2000 was derived from corporate issues.

     Temporary and long-term investments consist of the following security types:

                                               2001            2000
                                           --------         -------
                                                  (thousands)
     Federal government Issues...........  $ 61,704         $     -
     Corporate issues....................   144,403          18,066
     Mortgage-backed issues..............     1,690               -
                                           --------         -------
       Total investments.................  $207,797         $18,066
                                           ========         =======

6.   Inventories

     Inventories consisted of the following:

                                          2001          2000
                                             (thousands)
     Raw materials...................  $ 2,144       $ 1,183
     Work in process.................   20,563        15,246
     Finished goods..................    8,888        10,152
                                       -------       -------
       Total inventories.............  $31,595       $26,581
                                       =======       =======

7.   Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

                                                          2001          2000
                                                        --------      --------
                                                            (thousands)
     Property.......................................... $ 13,149      $  5,279
     Buildings.........................................    1,103           827
     Leasehold improvements............................    1,915         1,264
     Machinery and equipment...........................   37,650        28,664
     Furniture and office equipment....................    8,474         6,352
     Construction in progress..........................    3,197         1,642
                                                        --------      --------
     Less accumulated depreciation and amortization....   65,488        44,028
                                                         (25,424)      (19,631)
     Property, plant and equipment, net................ --------      --------
                                                        $ 40,064      $ 24,397
                                                        ========      ========

8.   Lines of Credit

     The Company had a credit arrangement with a financial institution for borrowings up to $20.0 million at an interest rate of the 30 day commercial paper plus 2.2 percent. The credit arrangement expired in August 2000 and was not extended or renewed by the Company. Through its foreign subsidiary, the Company maintains an overdraft credit line in the amount of 300,000 pounds sterling. As of January 28, 2001 and January 30, 2000, the Company had no borrowings outstanding under any credit facility.

9.   Convertible Subordinated Debentures

     On February 14, 2000, the Company completed a private offering of $400.0 million principal amount of convertible subordinated debentures that pay interest semiannually at a rate of 4 1/2 percent and are convertible into common stock at a conversion price of $42.23 per share. The notes are due in seven years from the date of issuance and callable by the Company after three years. In connection with these convertible subordinated debentures, the Company incurred $11.5 million in underwriter fees and other costs, which are amortized as interest expense using the effective interest method. The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, the Company may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products. As of January 28, 2001, the Company incurred $18.7 million in interest expense associated with these convertible subordinated debentures included in the accompanying consolidated statements of income.

10.  Accrued Liabilities

     Accrued liabilities consisted of the following:

                                             2001         2000
                                          -------       ------
                                             (thousands)
     Accrued interest...................  $ 9,000       $    -
     Payroll and related................    6,515        5,617
     Commissions........................      307        1,191
     Other..............................    3,103        2,061
                                          -------       ------
       Accrued liabilities..............  $18,925       $8,869
                                          =======       ======

11.  Income Taxes

     The provision for taxes consisted of the following:

                                         2001        2000        1999
                                      -------     -------      ------
                                               (thousands)
     Current:

       Federal......................  $23,772     $18,868      $6,331
       State........................      706         377         870
       Foreign......................      545           -          68
                                      -------     -------      ------
        Subtotal....................   25,023      19,245       7,269
     Deferred:
       Federal......................   (1,833)     (4,023)       (672)
       State........................      680        (513)       (130)
       Foreign......................    1,938           -           -
                                      -------     -------      ------
                 Subtotal...........      785      (4,536)       (802)
                                      -------     -------      ------
         Provision for taxes........  $25,808     $14,709      $6,467
                                      =======     =======      ======

     The components of the net deferred income tax assets at January 28, 2001 and January 30, 2000 are as follows:

     Net current deferred income taxes:

                                                     2001        2000
                                                   -------      ------
                                                      (thousands)
     Deferred tax assets:
       Payroll and related.......................  $   528      $  281
       Environmental.............................        -         100
       Deferred revenue..........................      878       2,188
       Inventory reserve.........................    3,142           -
       Bad debt reserve..........................      248         266
       State income taxes........................        -           1
       AMT credit carryforward...................      383         658
       Research and development credit
        carryforward.............................    7,255           -

       NOL carryforward..........................   11,903           -
       Other deferred assets.....................       37         612
                                                   -------      ------
     Total current deferred assets...............   24,374       4,106
     Valuation reserve...........................   (4,381)          -
                                                   -------      ------
          Net current deferred income taxes......  $19,993      $4,106
                                                   =======      ======

     Net long-term deferred income taxes:

                                                         2001        2000
                                                        -------     -------
                                                          (thousands)
     Deferred tax assets:
       Inventory valuation............................  $    29     $ 1,773
       Research and development charges...............    2,359       2,484
       Manufacturing investment credit
        carryforward..................................      296           -

       Environmental..................................       97           -
                                                        -------     -------
     Total long-term deferred assets..................    2,781       4,257
                                                        -------     -------
     Deferred tax liabilities:
       Depreciation and amortization..................   (1,879)     (1,173)
       Foreign deferred taxes.........................        -         (37)
                                                        -------     -------
     Total long-term deferred liabilities.............   (1,879)     (1,210)
                                                        -------     -------
     Subtotal.........................................      902       3,047
     Valuation reserve................................        -           -
                                                        -------     -------
         Net long-term deferred income taxes..........  $   902     $ 3,047
                                                        =======     =======

     The change in the net deferred tax asset differs from the deferred tax provision to the extent of tax deductions obtained for non-qualified stock options in excess of the current tax liabilities, which has been offset by an entry to additional paid-in capital.

     The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

                                                        2001     2000    1999
                                                      -------  -------  ------

                                                                                    (thousands)
     Federal income tax at statutory rate................................  $30,110     $15,436      $6,583
     State income taxes, net of federal benefit..........................    3,078           2         599
     Foreign sales corporation at rates less than statutory rates........        -        (385)       (276)
     Foreign taxes at rates less than domestic rates.....................   (4,412)         28          (7)
     Utilization of net operating loss and tax credit carryforwards......   (6,756)          -        (644)
     Changes in valuation reserve........................................    4,381        (419)          -
     Permanent differences...............................................       43         381        (160)
     Other...............................................................     (636)       (334)        372
                                                                           -------     -------      ------
                       Provision for taxes...............................  $25,808     $14,709      $6,467
                                                                           =======     =======      ======

     Realization of the net deferred tax assets is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets is considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the reversal periods are revised.

     As of January 28, 2001, the Company had net operating loss carryforwards available of approximately $31.7 million and $7.2 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring though 2021.


12.  Commitments and Contingencies

     The Company leases facilities and certain equipment under lease arrangements expiring in various years through fiscal year 2007. The aggregate minimum annual lease payments under leases in effect on January 28, 2001 were as follows:

                                                     Operating
                                                     ---------
                   Fiscal Year Ending                  Leases
                   ------------------                  ------
                       (thousands)
     2002............................................  $1,744
     2003............................................   1,392
     2004............................................   1,137
     2005............................................     385
     2006............................................     278
     Thereafter......................................      64
                                                       ------
           Total minimum lease commitments...........  $5,000
                                                       ======

     Annual rent expense was $1.7 million, $1.5 million, and $1.3 million for fiscal years 2001, 2000, and 1999, respectively.

     On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site for its involvement in utilizing this site for waste disposal. As of January 28, 2001, the Company provided approximately $245,000 for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. The Company believes the amount provided is sufficient to cover any liability existing based on the currently available information.

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

     Effective June 11, 1998, the Company's Board of Directors approved a Stockholder Protection Agreement to issue a Right for each share of common stock outstanding on July 31, 1998 and each share issued thereafter (subject to certain limitations). These Rights, if not cancelled by the Board of Directors, can be exercised into a certain number of Series X Junior Participating Preferred Stock after a person or group of affiliated persons acquire 25 percent or more of the Company's common stock and subsequently allow the holder to receive certain additional Company or acquirer common stock if the Company is acquired in a hostile takeover.

     From time to time, the Company is a defendant in lawsuits involving matters which are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on the accompanying consolidated financial statements.


13.  Stockholders' Equity

     On June 8, 2000, stockholders approved an increase in the number of shares of the Company's common stock from 100,000,000 to 250,000,000.

     The Company has various stock option plans that provide for granting options to purchase shares of the Company's common stock to employees, directors and consultants of the Company. The plans provide for the granting of options which meet the Internal Revenue Code qualifications to be incentive stock options, as well as nonstatutory options. Under these plans, the option price must be at least equal to the fair market value of the Company's common stock at the date of the grant for incentive stock options. Most incentive stock options expire within ten years from the date of grant. Generally, the options vest in equal annual increments over three to four years from the date of grant.

     The plans provide for the issuance of 12,800,000 shares over the remaining life of the plans. The plans also provide for the further issuance of up to 8,000,000 additional shares, if authorized by the Board, which are reacquired in the open market or in a private transaction.

     Stock option information with respect to the Company's stock option plans is as follows (in thousands), except share prices:

                                                        2001                       2000                       1999
                                                  -------------------        -------------------        -------------------
                                                             Weighted                   Weighted                   Weighted
                                                             --------                   --------                   --------
                                                  Shares      Average        Shares      Average        Shares      Average
                                                  ------      -------        ------      -------        ------      -------
                                                  Under       Exercise       Under       Exercise       Under       Exercise
                                                  -----       --------       -----       --------       -----       --------
                                                  Option        Price        Option        Price        Option        Price
                                                  ------        -----        ------        -----        ------        -----
Options outstanding, beginning of year.........   20,440       $  5.76       19,156        $ 3.63       15,876       $  2.98
Granted........................................    3,196         21.12        5,230         11.99        7,588          4.21
Cancelled......................................     (412)        10.89         (234)         6.02       (1,014)         3.46
Exercised......................................   (4,062)         4.18       (3,712)         3.13       (3,294)         1.87
                                                  ------                     ------                     ------
Options outstanding, end of year...............   19,162       $  8.54       20,440        $ 5.76       19,156         $3.63
                                                  ======                     ======                     ======
Options exercisable at the end of year.........    9,720       $  4.95        7,028        $ 3.34        4,684         $2.83
Weighted average fair value of options
 Granted during year...........................                $ 14.58                     $ 6.69                      $2.63

  Information about stock options outstanding at January 28, 2001 is summarized as follows (share amounts in thousands):

                                         Weighted       Weighted                          Weighted
                                         --------       --------                          --------
                              Number      Average        Average           Number          Average
                              ------      -------        -------           ------          -------
      Exercise Prices       Outstanding   Exercise      Remaining        Exercisable       Exercise
      ---------------       -----------   --------      ---------        -----------       --------
                              1/28/01       Price     Contract Life        1/28/01           Price
                              -------       -----     -------------        -------           -----
          $ 0.31-$   4.60      7,246       $  2.75          6.0 Years          5,354        $  2.68
          $ 4.61-$   9.20      6,468       $  6.20          6.6 Years          3,630        $  5.85
          $  9.21-$ 13.80        241       $ 12.24          7.9 Years             68        $ 12.47
          $ 13.81-$ 18.40      2,947       $ 15.02          8.7 Years            359        $ 14.59
          $ 18.41-$ 23.00        660       $ 19.72          8.0 Years            216        $ 19.63
          $ 23.01-$ 27.60      1,343       $ 25.78          8.7 Years             47        $ 25.93
          $ 27.61-$ 32.20        115       $ 31.10          9.1 Years             36        $ 31.94
          $ 32.21-$ 36.80         66       $ 34.07          9.2 Years              0        $  0.00
          $ 36.81-$ 41.40         64       $ 38.28          8.4 Years             10        $ 38.25
          $ 41.41-$ 46.00         12       $ 43.80          9.5 Years              0        $  0.00
          ---------------    -------       -------          ---------          -----        -------
          $  0.31-$ 46.00     19,162       $  8.54          6.9 Years          9,720        $  4.95
          ===============    =======                        =========          =====

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", under which no compensation cost has been recognized. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in 2001, 2000, and 1999, consistent with the provisions of SFAS No. 123, net income and net income per share would have been reduced to the following pro forma amounts:

                                                   2001        2000       1999
                                                   ----        ----       ----
                                                    (in thousands, except per
                                                         share amounts)
     Additional compensation expense............  $31,737     $21,383    $15,080
     Proforma net income........................  $38,709     $15,230    $ 3,063
     Proforma net income per share - basic......  $  0.58     $  0.25    $  0.05
     Proforma net income per share - diluted....  $  0.51     $  0.22    $  0.05

     The pro forma effect on net income for fiscal years 2001, 2000, and 1999, may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. The following assumptions were applied: (i) expected dividend yields of 0 percent for all periods, (ii) expected volatility rates of 82 percent for 2001, 67 percent for 2000, and 78 percent for 1999, (iii) expected lives of 4 to 6 years for all years, and (iv) risk-free interest rates ranging from 4.63 percent to 7.01 percent for all years.

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


14.  Interest and Other Income, Net

     Interest and other income, net, consisted of the following:

                                                  2001         2000        1999
                                                  ----         ----        ----
                                                           (thousands)
     Interest income..........................  $ 28,158     $ 1,710     $  992
     Gain on disposition of assets............         -           -          1
     Foreign currency transaction losses......       (32)        (60)       (24)
     Miscellaneous expense....................       (74)       (447)      (161)
                                                --------     -------     ------
        Interest and other income, net........  $ 28,052     $ 1,203     $  808
                                                ========     =======     ======

15.  Statements of Cash Flows

     In connection with the acquisition of Practical Sciences (see Note 2), the Company received property and equipment of approximately $89,000 and recorded
goodwill of approximately $260,000.   Income taxes paid in fiscal years 2001,
2000, and 1999, were $59,000, $440,000, and $2.8 million, respectively. For those same periods, the Company paid interest in the amounts of $9.1 million, $57,000, and $22,000, respectively.


16.  Business Segments and Concentrations of Risk

     As of January 28, 2001, the Company operates in three reportable segments:
Standard Semiconductor Products, Rectifier and Assembly Products, and Other Products. Included in the Standard Semiconductor Products segment are the power management, protection, high-performance, advanced communications and human interface/system management product lines. The Rectifier and Assembly Products segment includes the Company's line of assembly and rectifier products. The Other Products segment is made up of other custom IC and foundry sales.

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


          Net Sales                           2001         2000          1999
          ---------                           ----         ----          ----
                                                      (in thousands)
     Standard Semiconductor Products.....  $ 232,550     $ 153,229    $  89,238
     Rectifier and Assembly Products.....     15,012        11,995       13,769
     Other Products......................      9,123         8,544       11,512
                                           ---------     ---------    ---------
       Total Net Sales...................  $ 256,685     $ 173,768    $ 114,519
                                           =========     =========    =========

          Operating Income                     2001        2000            1999
          ----------------                     ----        ----            ----
                                                      (in thousands)
     Standard Semiconductor Products.....   $ 71,208       $ 41,618    $ 17,062
     Rectifier and Assembly Products.....      3,378            745       2,196
     Other Products......................      2,108          1,126       2,075
     One-time charges....................          -           (531)     (2,757)
                                            --------       --------    --------
       Total Operating Income............   $ 76,694       $ 42,958    $ 18,576
                                            ========       ========    ========

     The one-time charges include charges in fiscal year 1999 of $2.5 million related to Standard Semiconductor Products, comprised of $136,000 related to a restructuring program, $1.2 million for the write-down of long-lived assets, and a $1.2 million write-down of inventory included in "Cost of Sales" for the Standard Semiconductor Products segment.

     For the three fiscal years ended January 28, 2001, the Company had no customer that accounted for more than 10 percent of net sales. In fiscal year 2001, a group of customers that included one of the Company's automated test equipment customers, their suppliers and their sub-contractors, accounted for 14 percent of net sales. As of January 28, 2001 and January 30, 2000, one customer accounted for approximately 15 percent of total accounts receivable. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

          Net Sales                   2001           2000           1999
          ---------                   ----           ----           ----
                                                (in thousands)
     Domestic...................   $ 107,906      $  62,574      $  53,824
     Asia-Pacific...............     116,133         90,151         46,953
     European...................      32,646         21,043         13,742
                                   ---------      ---------      ---------
       Total Net Sales..........   $ 256,685      $ 173,768      $ 114,519
                                   =========      =========      =========

     Long lived assets located outside the United States as of the end of fiscal years 2001, 2000 and 1999 were approximately $1.2 million, $1.5 million and $2.6 million, respectively.

     The Company relies on a limited number of outside subcontractors and suppliers for silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors could delay shipments and could have a material adverse effect on the Company. Several of the Company's outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany.

17.  Subsequent Events

     On March 19, 2001, the Company announced that it is exiting the foundry services business and in negotiations to sell its Santa Clara wafer fabrication facility. As part of the plan, manufacturing headcount at the Santa Clara facility was reduced. The planned divestiture of the Santa Clara wafer fab is part of the Company's strategy to source a majority of its silicon wafers from outside foundries. The Company expected no material financial impact as a result of the reduction in force or planned sale of the Santa Clara facility.

     The Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes on January 4, 2001. As of April 6, 2001, the Company had repurchased under this program 415,000 shares at a cost of $10.7 million and 2,680 convertible subordinated debentures ($1,000 face value each) at a cost of $2.3 million. Repurchased shares of common stock will be used to fund stock options exercises and repurchased debentures will be permanently retired.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Semtech Corporation:

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware corporation) and subsidiaries as of January 28, 2001 and January 30, 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 28, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Semtech Corporation and subsidiaries as of January 28, 2001 and January 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2001, in conformity with accounting principles generally accepted in the United States.

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



Los Angeles, California
April 6, 2001

                                                                    SCHEDULE  II


                      SEMTECH CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED JANUARY 28, 2001



                                            Balance at      Charged to                             Balance at
                                           Beginning of      Costs and                                 End
                                              Year            Expenses          Deductions           of Year
                                              ----            --------          ----------           -------
Year Ended January 31, 1999
---------------------------
  Allowance for doubtful
  Accounts                                   $ 797,000         $135,000           $ (54,000)         $  878,000


Year Ended January 30, 2000
---------------------------
  Allowance for doubtful
  Accounts                                   $ 878,000         $ 45,000           $(173,000)         $  750,000


Year Ended January 28, 2001
---------------------------
  Allowance for doubtful
  Accounts                                   $ 750,000         $760,000           $(410,000)         $1,100,000

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained at Page 5 through 11 in Management's Proxy Statement (the "Proxy Statement"), to be filed within 120 days of the Company's fiscal year end, under the heading "Election of Directors" and the information contained on Page 18 of the Proxy Statement regarding appointment of independent accounts is incorporated by reference herein.

   Executive Officers and Certain Other Significant Employees of Registrant
   ------------------------------------------------------------------------

       Name                      Age                     Office
       ----                      ---                     ------
 John D. Poe                     49        Chairman and Chief Executive Officer
 Raymond E. Bregar               53        Executive Vice President, Power
                                           Management Products
 David G. Franz, Jr.             39        Vice President, Finance and Chief
                                           Financial Officer, and Secretary
 Wylie J. Plummer                46        Vice President, High Performance
                                           Products
 Jean-Claude Zambelli            57        Vice President, Sales and Marketing


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

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the Proxy Statement at Page 12 through 15 under the heading "Executive Compensation" is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Proxy Statement at Page 9 under the heading "Principal Shareholders" and Page 5 under the heading "Election of Directors" is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement at Page 13 under the heading "Executive Compensation" is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


  (a)(1) The financial statements and the Report of Arthur Andersen LLP are included in Part II of this Form 10-K on the pages indicated.

                                                                                                                Page
                                                                                                                ----
     Index of Financial Statements:

                 Report of Independent Public Accountants                                                        39

                 Consolidated statements of income, three years ended January 28, 2001                           24

                 Consolidated balance sheets, January 28, 2001 and January 30, 2000                              25

                 Consolidated statements of stockholders' equity and comprehensive income,

                 three years ended January 28, 2001                                                              26

                 Consolidated statements of cash flows, three years ended January 28, 2001                       27

                 Notes to consolidated financial statements                                                      28

  (2) The following financial statement schedule of the Company for the years ended January 28, 2001, January 30, 2000 and January 31, 1999, is filed as part of this Report and should be read in conjunction with the financial statements:

                                                                                                                Page
                                                                                                                ----
                 Schedule II -    Valuation and Qualifying Accounts                                              40


  Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

   (3)  Exhibits - Incorporated by reference from the Company's previous 10-K
        --------
        filings unless otherwise indicated
               3.1    - Certificate of Incorporation, as amended
               3.2    - Bylaws
               4.1    - Indenture between Semtech Corporation and State Street
                        Bank and Trust Company of California, N.A.
               4.2    - Form of Debenture
               4.3    - Registration Rights Agreement by and among Semtech
                        Corporation as issuer, and Morgan Stanley & Co.
                        Incorporated and Banc of America Securities LLC, as
                        initial purchasers dated as of February 14, 2000.
               10.1   - Security Agreement and Collateral Installment Note
                        between the Company and Merrill Lynch in the aggregate
                        amount of $7,500,000, dated August 24, 1992, as amended
                        on August 15, 1996 for establishing a WCMA line of
                        credit and an equipment acquisition line
               10.2   - Agreement of sublease executed on December 23, 1991,
                        effective January 1, 1991, by the Company and the Corpus
                        Christi Airport Development Corporation for a portion of
                        the Company's plant and facilities
               10.3   - Overdraft facility agreement executed on May 26, 1987
                        between the Company and the Bank of Scotland in the
                        amount of 300,000 pounds sterling
               10.4   - Lease executed on May 1, 1988 and amended on November 1,
                        1991 by the Company for a portion of its plant and
                        facilities
               10.5   - Lease executed on September 12, 1988 by the Company for
                        a portion of its plant and facilities
               10.6   - The Company's 1987 Stock Option Plan and the related
                        Form of Option Agreement
               10.7   - The Company's 1994 Long-term Stock Incentive Plan and
                        the related Form of Option Agreement, as amended.
               10.8   - The Company's 1994 Non-Employee Directors Stock Option
                        Plan and the related Form of Option Agreement, as
                        amended.
               10.9   - The Company's Long-term Stock Incentive Plan
               10.10  - The Company's Non-Director, Non-Executive Officer Long-
                        term Stock Incentive Plan
               13.1   - Annual Report to Shareholders
               22.1   - Subsidiaries of the Company

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    SEMTECH CORPORATION



    By /S/ John D. Poe
       ----------------------------
       John D. Poe, Chairman of the Board
       and Chief Executive Officer


  Date      April 27, 2001
       ------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    April 27, 2001                  /S/ John D. Poe
      --------------------               -----------------------------
                                         John D. Poe
                                         Chairman of the Board and Chief
                                         Executive Officer


Date:    April 27, 2001                  /S/ David G. Franz Jr.
      --------------------               ------------------------------
                                         David G. Franz, Jr.
                                         Vice President, Finance
                                         and Chief Financial Officer,
                                         and Secretary
                                         (Principal Accounting
                                         and Financial Officer)


Date:    April 27, 2001                  /S/ Rock N. Hankin
      --------------------               ------------------------------
                                         Rock N. Hankin
                                         Vice Chairman of the Board


Date:    April 27, 2001                  /S/ James P. Burra
      --------------------               ------------------------------
                                         James P. Burra
                                         Director


Date:    April 27, 2001                  /S/ Allen H. Orbuch
      --------------------               ------------------------------
                                         Allen H. Orbuch
                                         Director


Date:    April 27, 2001                  /S/ James T. Schraith
      --------------------               ------------------------------
                                         James T. Schraith
                                         Director



  The information contained in the Proxy Statement at Pages 12 and 15 under the heading "Executive Compensation" is incorporated by reference herein.