Form 10-Q
period 2001-04-29
SEMTECH CORP
filed 2001-06-14
CIK 88941

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   _________


                                   FORM 10-Q


                                  (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the quarterly period ended April 29, 2001
                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________

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

Number of shares of Common Stock, $0.01 par value, outstanding at April 29, 2001: 69,088,471
       ----------

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

     In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of April 29, 2001, and the results of their operations and their cash flows for the three months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)


                                                       Three Months Ended
                                                       ------------------
                                                    April 29,       April 30,
                                                      2001            2000
------------------------------------------------------------------------------
  Net sales                                         $60,528          $57,412
  Cost of sales                                      25,442           26,220
                                                    -------          -------
  Gross profit                                       35,086           31,192
                                                    -------          -------
  Operating costs and expenses -
  Selling, general and administrative                 9,922            8,220
  Product development and engineering                 8,048            7,045
  One time costs                                        951                -
                                                    -------          -------
  Total operating costs and expenses                 18,921           15,265
                                                    -------          -------
  Operating income                                   16,165           15,927
  Interest and other income, net                      2,451            1,329
                                                    -------          -------
  Income before taxes                                18,616           17,256
  Provision for taxes                                 5,399            5,177
                                                    -------          -------
  Net income                                        $13,217          $12,079
                                                    =======          =======

  Earnings per share:
  Basic                                             $  0.19          $  0.19
  Diluted                                           $  0.17          $  0.16

  Weighted average number of shares:
  Basic                                              68,467           64,682
  Diluted                                            77,120           74,764

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                                    April 29,           January 28,
                                                                      2001                 2001
                                                                   (Unaudited)           (Audited)
--------------------------------------------------------------------------------------------------------
  ASSETS
  Current assets:
  Cash and cash equivalents                                         $113,045             $323,182
  Temporary investments                                              246,459              148,582
  Receivables, less allowances                                        33,456               37,935
  Inventories                                                         36,287               31,595
  Deferred income taxes                                               19,993               19,993
  Other current assets                                                 4,966                4,381
                                                                    --------             --------
  Total current assets                                               454,206              565,668
  Property, plant and equipment, net                                  41,021               40,064
  Long-term investments                                              171,905               59,215
  Deferred income taxes                                                9,364                  936
  Other assets                                                        11,121               11,405
                                                                    --------             --------
  TOTAL ASSETS                                                      $687,617             $677,288
                                                                    ========             ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                  $  8,959             $ 12,934
  Accrued liabilities                                                 12,802               18,925
  Deferred revenue                                                     2,049                2,049
  Income taxes payable                                                 2,854                  756
  Other current liabilities                                              748                   37
                                                                    --------             --------
  Total current liabilities                                           27,412               34,701
  Other long-term liabilities                                             95                  230
  Convertible Subordinated Debentures                                397,338              400,000
  Commitments and contingencies
  Stockholders' equity:
  Common stock, $0.01 par value, 250,000,000 authorized,
  69,023,462 and 68,116,382 outstanding, respectively                    690                  682
  Treasury stock, 120,000 and 42,500 at cost, respectively            (3,182)              (1,018)
  Additional paid-in capital                                         126,984              111,303
  Retained earnings                                                  138,691              131,718
  Accumulated other comprehensive loss                                  (411)                (328)
                                                                    --------             --------
  Total stockholders' equity                                         262,772              242,357
                                                                    --------             --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $687,617             $677,288
                                                                    ========             ========

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                                                Three Months Ended
                                                                                                ------------------
                                                                                             April 29,       April 30,
                                                                                               2001            2000
-------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
    Net income                                                                             $  13,217       $  12,079
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            1,981           1,164
      Deferred income taxes                                                                   (8,428)         (4,322)
      Tax benefit of stock option exercises                                                   11,317          11,550
      Gain on repurchase of long-term debt                                                      (372)              -
    Changes in assets and liabilities, net of acquisition:
      Receivables                                                                              4,479          (5,745)
      Inventories                                                                             (4,692)         (3,317)
      Other assets                                                                              (473)           (668)
      Accounts payable and accrued liabilities                                               (10,098)          3,450
      Income taxes payable                                                                     2,098          (1,867)
      Other liabilities                                                                          576          (1,971)
                                                                                           ---------       ---------
     Net cash provided by operating activities                                                 9,605          10,353
                                                                                           ---------       ---------
  Cash flows from investing activities:
    Temporary investments, net                                                               (97,877)       (153,286)
    Purchase of long-term investments                                                       (112,690)        (55,156)
    Proceeds on sale of assets                                                                 1,174               -
    Additions to property, plant and equipment                                                (3,940)         (1,552)
                                                                                           ---------       ---------
     Net cash used in investing activities                                                  (213,333)       (209,994)
                                                                                           ---------       ---------
  Cash flows from financing activities:
    Exercise of stock options                                                                  4,373           3,899
    Proceeds (cost) from issuance (buyback) of debentures                                     (2,290)        388,898
    Reissuance of treasury stock                                                               1,283               -
    Stock repurchase                                                                          (9,692)              -
    Other                                                                                          -              37
                                                                                           ---------       ---------
     Net cash provided by (used in) financing activities                                      (6,326)        392,834
                                                                                           ---------       ---------
  Effect of exchange rate changes on cash                                                        (83)             52
  Net increase (decrease) in cash and cash equivalents                                      (210,137)        193,245
  Cash and cash equivalents at beginning of period                                           323,182          45,225
                                                                                           ---------       ---------
  Cash and cash equivalents at end of period                                               $ 113,045       $ 238,470
                                                                                           =========       =========

                      SEMTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Earnings Per Share

     Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share for the first quarters of fiscal years 2002 and 2001 were 68,467,000 and 64,682,000, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of our outstanding stock options ("common stock equivalents"), or 77,120,000 and 74,764,000 in the first quarters of fiscal years 2002 and 2001, respectively.

     Options to purchase approximately 257,000 shares were not included in the computation of the first quarter of fiscal year 2002 diluted net income per share, because such options were considered anti-dilutive. There were no anti-dilutive options to purchase shares for the first quarter of fiscal year 2001. Shares associated with the Company's outstanding convertible subordinated debentures are not included in the computation of net income per share as they are anti-dilutive.

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

                                                   Three Months Ended
                    Net Sales                   April 29,      April 30,
                    ---------                      2001          2000
                                              ---------------------------
       Standard Semiconductor Products.....      $54,300        $51,436
       Rectifier and Assembly Products.....        3,313          3,879
       Other Products......................        2,915          2,097
                                                 -------        -------
         Total Net Sales...................      $60,528        $57,412
                                                 =======        =======

                                                   Three Months Ended
                 Operating Income                April 29,     April 30,
                 ----------------                  2001          2000
                                              ---------------------------
       Standard Semiconductor Products.....      $15,462        $14,718
       Rectifier and Assembly Products.....        1,090            693
       Other Products......................          564            516
       One-time costs......................         (951)             -
                                                 -------        -------
         Total Operating Income............      $16,165        $15,927
                                                 =======        =======

     Operating income for the first quarter of fiscal year 2002 includes one-time costs of $951,000 for the reduction in workforce at the Company's Santa Clara, California wafer fab and the consolidation of the Company's New York, New York location into the Newbury Park, California location.

     For the first quarters ending April 29, 2001 and April 30, 2000, the Company had no customer that accounted for more than 10 percent of net sales. During the first quarter of fiscal year 2002, a group of customers that included one of the Company's automated test equipment customers, their suppliers and their sub-contractors, did account for greater than 10 percent of net sales. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

                                            Three Months Ended
                  Net Sales              April 29,      April 30,
                  ---------                2001           2000
                                        ---------------------------
         Domestic...................       $29,538        $25,261
         Asia-Pacific...............        24,211         25,835
         European...................         6,779          6,316
                                           -------        -------
           Total Net Sales..........       $60,528        $57,412
                                           =======        =======


     Long lived assets located outside the United States as of the end of the first quarter of fiscal years 2002 and 2001 were approximately $6.5 million and $1.5 million, respectively.

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


3. Temporary and Long-Term Investments

     Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. All investments are classified as "held to maturity", thus no unrealized holding gains or losses were reported in the accompanying consolidated financial statements. As of April 29, 2001, all of the Company's investments mature on various dates through fiscal year 2003. The Company realized interest income of $9.6 million and 5.4 million during the first quarters of fiscal years 2002 and 2001, respectively.

4. Inventories

     Inventories consisted of the following:

                                             Three Months Ended
                                         April 29,       January 28,
                                           2001             2001
                                        ------------------------------
        Raw materials.................     $ 4,403        $ 2,144
        Work in process...............      21,183         20,563
        Finished goods................      10,701          8,888
                                           -------        -------
          Total inventories...........     $36,287        $31,595
                                           =======        =======

5. Stock Repurchase Programs

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

     On January 4, 2001, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. As of April 29, 2001, the Company had repurchased 415,000 shares at a cost $10.7 million under this program. As of April 29,2001, all but 120,000 of the repurchased shares had been reissued as a result of stock options exercises. During the first quarter of fiscal year 2001, the Company repurchased 2,680 convertible subordinated debentures (face value of $1,000 each) at a cost of $2.3 million in open market transactions. The Company plans to retire these repurchased debentures.

6. One-Time Costs

     Operating income for the first quarter of fiscal year 2002 includes one-time costs of $951,000 for the reduction in workforce at the Company's Santa Clara, California wafer fab and the consolidation of the Company's New York, New York location into the Newbury Park, California location. Total headcount was reduced by 17 percent in the first quarter of fiscal year 2002, including the reduction of employees associated with the Company's sale of the Santa Clara, California wafer fab. The sale was completed on April 24, 2001. As of April 29, 2001, a majority of the one-time costs have not yet been paid out in cash.

7. Disposition of Assets

     On April 23, 2001, the Company sold its Santa Clara, California wafer fab facility to STI Foundry, Inc. In exchange for approximately $1.5 of assets associated with the facility, the Company received $1.0 million in cash and approximately a $1.4 million receivable for either future inventory or cash from the new owners. As the Company realizes the $1.4 million in additional consideration, a gain of approximately $900,000 on the sale of the wafer fab will be recognized. The sale of the Santa Clara wafer fab is consistent with the Company's long-term strategy to utilize already installed process technologies at third party foundries.

8. Convertible Subordinated Debentures

     On February 14, 2000, the Company completed a private offering of $400.0 million principal amount of convertible subordinated debentures that pay interest semiannually at a rate of 4 1/2 percent and are convertible into common stock at a conversion price of $42.23 per share. The notes are due in seven years from the date of issuance and callable by the Company after three years. In connection with these convertible subordinated debentures, the Company incurred $11.5 million in underwriter fees and other costs, which are amortized as interest expense using the effective interest method. The Company has used the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, the Company may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

     For the three months ended April 29, 2001 and April 30, 2000, the Company incurred $4.9 million and $4.1 million, respectively, in interest expense associated with these convertible subordinated debentures included in the accompanying consolidated statements of income. As of April 29, 2001, $397.3 million of the convertible subordinated debentures were still outstanding, reflecting the Company's repurchase of 2,680 debentures (face value of $1,000 each) at a cost of $2.3 million in open market transactions.

9. Commitments and Contingencies

     On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site for its involvement in utilizing this site for waste disposal. As of April 29, 2001, the Company provided approximately $245,000 for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. The Company believes the amount provided is sufficient to cover any liability existing based on the currently available information.

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

10. Stock Split

     On September 26, 2000, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend which was payable to shareholders of record as of September 5, 2000. On September 14, 1999, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend which was payable to shareholders of record as of August 30, 1999. All shares, per share data, common stock, and stock option amounts herein have been retroactively restated to reflect the effect of these splits.

11. Recently Issued Accounting Standards

     In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provides additional guidance for the application of SFAS No. 133 for certain transactions. The Company adopted the statement in February 2001 and the adoption of this statement did not have a material impact on its financial position or results of operations.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     You should read the following discussion of our financial condition and results of operations together with the condensed financial statements and the notes to condensed financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Forward Looking Statements" section of this Form 10-Q and the "Risk Factors" section of the Company's annual report on Form 10-K for the year ended January 28, 2001. We undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

     Sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely heavy on turns-fill business (orders received and shipped within the same quarter) and short-term orders to achieve quarter sales forecasts..

     With a portion of our sales emanating from retail computer and computer related applications, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and third quarters.

     We derive a portion of our business from customers in the automated test equipment (ATE) market. The ATE market has historically been a cyclical market. As a result, our shipments into the ATE market are greatly affected by both up and down cycles within the test marketplace.

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

Market Update

     The semiconductor and electronics industries have experienced extremely weak market conditions so far in calendar year 2001. Excess inventory levels and slowing end-market demand have adversely affected macro conditions within the semiconductor industry. Industry sources have forecasted that worldwide year-over-year sales of semiconductors could be down significantly in calendar year 2001. Many of our customers and competitors have forecasted their results will be down dramatically in calendar year 2001 in comparison to the prior year.

     Since the beginning of our fiscal year 2002, our customer order rates have slowed, further reducing our visibility. The communications market remained weak throughout the first quarter of fiscal year 2002. Demand from our automated test equipment (ATE) customers dropped late in the first quarter and continued to decline during the first three weeks of the second quarter. Our shipments tied to desktop computers and servers grew sequentially in the first quarter, but are expected to drop in the second quarter before picking up in the second half of the year. Sales to manufacturers of cellular phones, notebook computers, handheld PCs and other portable devices will be seasonally lower in the second quarter, but should improve in subsequent quarters.

     Results for the first quarter of fiscal year 2002 and our outlook for the second quarter reflect unprecedented weakness in the overall semiconductor industry caused by excess inventories and a drop in end-market demand. As a result, we expect to conduct a thorough review of our inventories, product line strategies and new product roadmaps during the second quarter. This review may result in the write-down of inventory, the discontinuation of certain products, liquidation of certain non-strategic inventory and changes in new product design priorities that may affect second quarter results. We also anticipate reducing headcount in the second quarter by an additional 12 to 14 percent. The second quarter costs associated with this headcount reduction are likely to be in a range of $1.4 million to $1.6 million.

     Ultimately, we believe our new product developments and strategic focus should allow us to remain well positioned within the marketplace once macro conditions improve.

RESULTS OF OPERATIONS

Comparison Of The Three Months Ended April 29, 2001 And April 30, 2000

     Net Sales. We generally recognized product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Net sales for the first quarter of fiscal year 2002 were $60.5 million, compared to $57.4 million for the first quarter of fiscal year 2000, a 5.4 percent increase. This increase was due in part to growth in sales into all strategic end markets.

     Gross Profit. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the first quarter of fiscal year 2002 was $35.1 million, compared to $31.2 million for the comparable period in the prior year, a 12.5 percent increase. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin was 58.0 percent for the first quarter of fiscal year 2002. This compared to a gross margin of 54.3 percent for the first quarter of fiscal year 2001. The improvement is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from new products and a favorable shift in product mix toward higher margin product lines.

     Operating Costs and Expenses. Operating costs and expenses generally consist of selling, general and administrative (SG&A), product development and engineering costs (R&D), costs associated with acquisitions, and other operating related charges. Operating costs and expenses were $18.9 million, or 31.3 percent of net sales, for the first quarter ended April 29, 2001. Operating costs and expenses for the prior year first quarter were $15.3 million, or 26.6 percent of net sales. Operating costs and expenses for the first quarter of fiscal year 2002 include one-time costs of $951,000 to cover the expense of reducing headcount at our Santa Clara, California wafer fab and relocating our New York, New York office to our Newbury Park, California office. Before one-time costs, current year operating costs and expenses, as a percentage of net sales, are lower than previous levels due to higher shipment rates and greater efficiencies.

     SG&A expenses for the first quarter of fiscal year 2002 were $9.9 million, or 16.4 percent of net sales, compared to $8.2 million, or 14.3 percent of net sales for the prior year first quarter. The increase in expenditures was due primarily to the overall growth of our business and related investments in sales, general and administrative areas. R&D expense was $8.0 million, or 13.3 percent of net sales for the first quarter of fiscal year 2002, compared to $7.0 million, or 12.3 percent of net sales, for the first quarter of fiscal year 2001. We continue to invest heavily in areas deemed critical for developing and marketing new products, which are generally targeted at broadening our customer base, product lines and end-product applications.

     Operating income for the first quarter of fiscal year 2002 includes one-time costs of $951,000 for the reduction in workforce at our Santa Clara, California wafer fab and the consolidation of our New York, New York location into our Newbury Park, California location. Total headcount was reduced by 17 percent in the first quarter of fiscal year 2002, including the reduction of employees associated with our sale of the Santa Clara, California wafer fab. The sale was completed on April 23, 2001. As of April 29, 2001, a majority of the one-time costs have not yet been paid out in cash.

     Interest and Other Income. Net interest and other income of $2.5 million was realized in the first quarter of fiscal year 2002. For the first quarter of fiscal year 2001, interest and other income was $1.3 million. Other income and expenses for the first quarter of fiscal year 2002 is primarily interest income from investments and interest expense associated with the outstanding convertible subordinated debentures. For the prior year first quarter, interest and other income is primarily interest income and interest expense for the debentures. The significant increase in interest and other income is largely attributable to cash provided by the February 2000 issuance of convertible subordinated debentures.

     Provision for Taxes. Expense for income taxes was $5.4 million in the first quarter of fiscal year 2002, compared to $5.2 million in the first quarter of fiscal year 2001. The effective tax rate for the first quarter of fiscal year 2002 was 29 percent and for the comparable quarter of fiscal year 2001 was 30 percent. The decline is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

Liquidity and Capital Resources

     On February 14, 2000, we completed a private offering of $400.0 million principal amount of convertible subordinated debentures that pay an interest rate of 4 1/2 percent and are convertible into our common stock at a conversion price of $42.23 per share. The notes are due in seven years. We have used the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

     On April 29, 2001, we had working capital of $426.8 million, compared with $531.0 million at January 28, 2001. The ratio of current assets to current liabilities at April 29, 2001 was 16.6 to 1, compared to 16.3 to 1 at January 28, 2001. The drop in working capital as of April 29, 2001 was mostly the result of an increase in investments with maturities greater than one year.

     Cash provided by operating activities was $9.6 million for the first three months of fiscal year 2002, compared to $10.4 million for the first three months of fiscal year 2001. Net income for the first three months of fiscal year 2002 was reduced by non-cash charges for depreciation and amortization of $2.0 million. Net operating cash flows were favorably impacted by net income of $13.2 million compared to $12.1 million in the prior year period. Net cash provided by operating activities for the first three months of fiscal year 2002 was positively impacted by a decrease in receivables, tax benefit from stock option exercises, income taxes payable and other items. These were partially offset by increases in inventories, deferred income taxes, accounts payable, accrued liabilities and other assets.

     Cash provided by operating activities for the first three months of fiscal year 2001 was favorably impacted by net income, non-cash charges for depreciation and amortization of $1.2 million, tax benefit from stock option exercises and increases in accounts payable, accrued liabilities and income taxes payable. These items were partially offset by increases in receivables, inventories and other assets. Net cash provided by operating activities for the first three months of fiscal year 2001 was positively impacted by deferred income taxes, an increase in accounts payable, accrued liabilities and income tax liability. These items were partially offset by increases in deferred income taxes, receivables, and inventories.

     Investing activities used $213.3 million for the first three months of fiscal year 2002 compared to $210.0 million used in the first three months of fiscal year 2001. Investing activities for both periods consists of increases in temporary investments, purchases of long-term investments, and capital expenditures of $3.9 million and $1.6 million, respectively.

     Our financing activities used $6.3 million during the first three months of fiscal year 2002 and added $392.8 million in the prior year first quarter. Financing activities for the first quarter of fiscal year 2002 reflects the proceeds from stock option exercises and other items, which were more than offset by cash used to repurchase common stock and long-term debt. Financing activities for the first three quarters of fiscal year 2001 reflect the proceeds, net of related fees, from the issuance of $400.0 million of convertible subordinated debentures and cash provided by stock option exercises and other long term financing items.

     We had a credit arrangement with a financial institution for borrowings up to $20.0 million at an interest rate of the 30 day commercial paper plus 2.2 percent. Our credit arrangement expired in August 2000, and we did not extend or renew this credit facility. Through our foreign subsidiary, we maintain an overdraft credit line in the amount of 300,000 pounds sterling. As of April 29, 2001, we had no borrowings outstanding under any credit facility.

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

Recently Issued Accounting Standards

     In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provides additional guidance for the application of SFAS No. 133 for certain transactions. We adopted the statement in fiscal year 2002 and the adoption of this statement did not have a material impact on our financial position or results of operations.

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

RISK FACTORS AND FORWARD LOOKING STATEMENTS

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

     Actual results may differ materially from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under "Risk Factors" in the Form 10-K for the year ended January 28, 2001, as filed with the Securities and Exchange Commission, and including those set forth below and those detailed from time to time in press releases, conference calls and other filings with the SEC:

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

Interest Rate Risk

     As of April 29, 2001, we had $397.3 million in long-term debt outstanding at a fixed interest rate of 4 1/2 percent. We do not currently hedge any potential interest rate exposure.

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

     On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site for its involvement in utilizing this site for waste disposal. As of April 29, 2001, the Company has provided approximately $245,000 for potential settlement under this program, however, the ultimate resolution and timing of the resolution is unknown at this time. The Company believes the amount provided is sufficient to cover any liability existing based on the currently available information.

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

(a) The Fiscal Year 2001 Annual Meeting of Shareholders of the Company was duly held on May 31, 2001.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits

     11.1 -Computation of per share earnings - See Note 1 of Notes to Unaudited Consolidated Condensed Financial Statements.

(b)  Reports on Form 8-K

     The Company filed no Reports on Form 8-K for the three month period ended April 29, 2001.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: June 12, 2001                    /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       Chairman of the Board
                                       and Chief Executive Officer



Date:  June 12, 2001                   /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary