Form 10-Q
period 2001-07-29
SEMTECH CORP
filed 2001-09-12
CIK 88941

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------


                                   FORM 10-Q


                                  (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended July 29, 2001
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to ______________

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

Number of shares of Common Stock, $0.01 par value, outstanding at July 31, 2001:
70,330,449
----------

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

    In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of July 29, 2001, and the results of their operations and their cash flows for the three and six months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)



                                                                Three Months Ended                     Six Months Ended
                                                                ------------------                     ----------------
                                                         July 29, 2001      July 30, 2000      July 29, 2001      July 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $40,532             $60,646           $101,060           $118,058
Cost of sales                                                 32,537              27,006             57,979             53,226
                                                             -------             -------           --------           --------
Gross profit                                                   7,995              33,640             43,081             64,832
                                                             -------             -------           --------           --------
Operating costs and expenses -
Selling, general and administrative                            8,008               8,638             17,930             16,858
Product development and engineering                            7,319               7,721             15,367             14,766
One time costs                                                 1,776                   -              2,727                  -
                                                             -------             -------           --------           --------
Total operating costs and expenses                            17,103              16,359             36,024             31,624
                                                             -------             -------           --------           --------
Operating income (loss)                                       (9,108)             17,281              7,057             33,208
Interest and other income, net                                 1,799               2,311              4,250              3,640
                                                             -------             -------           --------           --------
Income (loss) before taxes                                    (7,309)             19,592             11,307             36,848
Provision (benefit) for taxes                                 (2,232)              5,878              3,166             11,055
                                                             -------             -------           --------           --------
Net income (loss)                                            $(5,077)            $13,714           $  8,141           $ 25,793
                                                             =======             =======           ========           ========

Earnings (loss) per share:
Basic                                                        $(0.07)              $0.21              $0.12              $0.40
Diluted                                                      $(0.07)              $0.18              $0.11              $0.34

Weighted average number of shares:
Basic                                                        69,446              65,820             68,956             65,250
Diluted                                                      69,446              75,828             77,244             75,470

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                                           July 29,            January 28,
                                                                             2001                 2001
                                                                          (Unaudited)           (Audited)
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                  $139,289             $323,182
Temporary investments                                                       250,555              148,582
Receivables, less allowances                                                 18,425               37,935
Inventories                                                                  25,511               31,595
Deferred income taxes                                                        10,860               19,993
Other current assets                                                          4,709                4,381
                                                                           --------             --------
Total current assets                                                        449,349              565,668
Property, plant and equipment, net                                           41,455               40,064
Long-term investments                                                       162,919               59,215
Deferred income taxes                                                        33,971                  936
Other assets                                                                 10,773               11,405
                                                                           --------             --------
TOTAL ASSETS                                                               $698,467             $677,288
                                                                           ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                           $  5,029             $ 12,934
Accrued liabilities                                                          17,588               18,925
Deferred revenue                                                              2,049                2,049
Income taxes payable                                                          2,411                  756
Other current liabilities                                                         4                   37
                                                                           --------             --------
Total current liabilities                                                    27,081               34,701
Other long-term liabilities                                                      88                  230
Convertible subordinated debentures                                         397,338              400,000
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 authorized,
70,453,449 and 68,116,382 outstanding, respectively                             705                  682
Treasury stock, 355,000 and 42,500 at cost, respectively                     (9,601)              (1,018)
Additional paid-in capital                                                  149,351              111,303
Retained earnings                                                           133,614              131,718
Accumulated other comprehensive loss                                           (109)                (328)
                                                                           --------             --------
Total stockholders' equity                                                  273,960              242,357
                                                                           --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $698,467             $677,288
                                                                           ========             ========

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)




                                                                                           Six Months Ended
                                                                                           ----------------
                                                                                  July 29, 2001        July 30, 2000
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $   8,141            $  25,793
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       3,984                2,386
    Deferred income taxes                                                             (23,902)             (40,515)
    Tax benefit of stock option exercises                                              26,040               25,692
    Gain on repurchase of long-term debt                                                 (372)                   -
  Changes in assets and liabilities, net of acquisition:
    Receivables                                                                        19,510              (12,492)
    Inventories                                                                         6,084               (4,462)
    Other assets                                                                          304               (1,895)
    Accounts payable and accrued liabilities                                           (9,242)               7,426
    Income taxes payable                                                                1,655               26,071
    Other liabilities                                                                    (175)              (1,970)
                                                                                    ---------            ---------
   Net cash provided by operating activities                                           32,027               26,034
                                                                                    ---------            ---------
Cash flows from investing activities:
  Temporary investments, net                                                         (101,973)            (204,236)
  Purchase of long-term investments                                                  (103,704)             (60,207)
  Proceeds on sale of assets                                                            1,174                    -
  Additions to property, plant and equipment                                           (6,549)              (3,875)
                                                                                    ---------            ---------
   Net cash used in investing activities                                             (211,052)            (268,318)
                                                                                    ---------            ---------
Cash flows from financing activities:
  Exercise of stock options                                                            12,033                9,043
  Proceeds (cost) from issuance (buyback) of debentures                                (2,290)             389,164
  Reissuance of treasury stock                                                          1,283                    -
  Stock repurchase                                                                    (16,113)                   -
                                                                                    ---------            ---------
   Net cash provided by (used in) financing activities                                 (5,087)             398,207
                                                                                    ---------            ---------
Effect of exchange rate changes on cash                                                   219                   (9)
Net increase (decrease) in cash and cash equivalents                                 (183,893)             155,914
Cash and cash equivalents at beginning of period                                      323,182               45,225
                                                                                    ---------            ---------
Cash and cash equivalents at end of period                                          $ 139,289            $ 201,139
                                                                                    =========            =========

                     SEMTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Earnings Per Share

    Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share for the second quarters of fiscal years 2002 and 2001 were 69,446,000 and 65,820,000, respectively. The weighted average number of shares used to compute basic earnings per share for the first half of fiscal years 2002 and 2001 were 68,956,000 and 65,250,000, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of our outstanding stock options ("common stock equivalents"), or 69,446,000 and 75,828,000 in the second quarters of fiscal years 2002 and 2001, respectively. For the first six months of fiscal years 2002 and 2001, diluted shares were 77,244,000 and 75,470,000, respectively.

    Options to purchase approximately 16.0 million and 293,000 shares were not included in the computation of the second quarter and first six months of fiscal year 2002 diluted net income per share, because such options were considered anti-dilutive. There were no anti-dilutive options to purchase shares for the second quarter or first six months of fiscal year 2001. Shares associated with the Company's outstanding convertible subordinated debentures are not included in the computation of net income per share as they are anti-dilutive.

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

                                                   Three Months Ended             Six Months Ended
                 Net Sales                      July 29,       July 30,       July 29,       July 30,
                 ---------                        2001           2000           2001           2000
                                            ------------------------------------------------------------
  Standard Semiconductor Products..........         $36,983        $54,713       $ 91,283       $106,149
  Rectifier and Assembly Products..........           2,590          3,918          5,903          7,797
  Other Products...........................             959          2,015          3,874          4,112
                                                    -------        -------       --------       --------
    Total Net Sales........................         $40,532        $60,646       $101,060       $118,058
                                                    =======        =======       ========       ========

                                                   Three Months Ended              Six Months Ended
           Operating Income                     July 29,        July 30,       July 29,        July 30,
           ----------------                       2001            2000           2001            2000
                                             --------------------------------------------------------------
  Standard Semiconductor Products.........          $(7,789)        $16,154        $ 7,673         $30,872
  Rectifier and Assembly Products.........              441             791          1,531           1,484
  Other Products..........................               16             336            580             852
  Non-segment specific one-time costs.....           (1,776)              -         (2,727)              -
                                                    -------         -------        -------         -------
    Total Operating Income (Loss).........          $(9,108)        $17,281        $ 7,057         $33,208
                                                    =======         =======        =======         =======

    Operating income for fiscal year 2002 includes one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products; one-time costs of $2.0 million associated with headcount reductions; and one-time costs of $765,000 associated with a pending Superfund settlement.

    Of the $14.0 million write-down of inventory and discontinuation of certain products, $13.5 million was associated with the Standard Products segment, $400,000 with the Rectifier and Assembly Products segment and $150,000 with the Other Products segment.

    For the first six months ending July 29, 2001 and July 30, 2000, the Company had no customers that accounted for more than 10 percent of net sales. During the first half of fiscal year 2002, a group of customers that included one of the Company's automated test equipment customers, their suppliers and their sub-contractors, did account for greater than 10 percent of net sales. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.


                                              Three Months Ended              Six Months Ended
              Net Sales                     July 29,        July 30,      July 29,       July 30,
              ---------                       2001            2000          2001          2000
                                     ------------------------------------------------------------
  Domestic........................           $17,591        $27,169       $ 47,129       $ 52,431
  Asia-Pacific....................            18,604         25,229         42,815         51,007
  European........................             4,337          8,248         11,116         14,620
                                             -------        -------       --------       --------
    Total Net Sales...............           $40,532        $60,646       $101,060       $118,058
                                             =======        =======       ========       ========


    Long lived assets located outside the United States as of the end of the second quarter of fiscal years 2002 and 2001 were approximately $6.5 million and $1.5 million, respectively.

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


3. Temporary and Long-Term Investments

    Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. All investments are classified as "held to maturity", thus no unrealized holding gains or losses were reported in the accompanying consolidated financial statements. As of July 29, 2001, all of the Company's investments mature on various dates through fiscal year 2003. The Company realized interest income of $6.6 million and $7.0 million during the second quarters of fiscal years 2002 and 2001, respectively.

4. Inventories

    Inventories consisted of the following:

                                   July 29,         January 28,
                                     2001              2001
                             ----------------------------------
  Raw materials...........             $ 2,419          $ 2,144
  Work in process.........              13,363           20,563
  Finished goods..........               9,729            8,888
                                       -------          -------
    Total inventories.....             $25,511          $31,595
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

    On January 4, 2001, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. As of July 29, 2001, the Company had repurchased 650,000 shares at a cost $17.1 million under this program. As of July 29,2001, all but 355,000 of the repurchased shares had been reissued as a result of stock options exercises. During the first six months of fiscal year 2002, the Company repurchased 2,680 convertible subordinated debentures (face value of $1,000 each) at a cost of $2.3 million in open market transactions.
The Company plans to retire these repurchased debentures.

6. One-Time Costs

    Operating income for the second quarter of fiscal year 2002 include one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products; one-time costs of $1.0 million associated with headcount reductions made in the second quarter; and one-time costs of $765,000 associated with a pending Superfund settlement.

    Operating income for the first six months of fiscal year 2002 include one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products; one-time costs of $2.0 million associated with headcount reductions; and one-time costs of $765,000 associated with a pending Superfund settlement.

    The write-down of inventory and discontinuation of certain products was the result of a critical review we conducted during the second quarter. A severe industry downturn and a related drop in demand from end customers made certain inventories excess and obsolete, and certain product lines non-strategic. Of the $14.0 million write-down of inventory and discontinuation of certain products, $13.5 million was associated with the Standard Products segment, $400,000 with the Rectifier and Assembly Products segment and $150,000 with the Other Products segment.

    Headcount reductions so far in fiscal year 2002 were associated with the sale of our Santa Clara, California wafer fabrication facility and general reductions in response to lower sales levels. A summary of one-time costs for headcount reductions that have been paid out in cash follows.


                                        As of
                                    July 29, 2001
                                  -----------------
One-time costs associated
with headcount reduction.........           $ 1,962
Amounts paid out in cash.........            (1,513)
                                            -------
    Provision balance............           $   449
                                            =======


7. Disposition of Assets

    On April 23, 2001, the Company sold its Santa Clara, California wafer fab facility to STI Foundry, Inc. In exchange for approximately $1.5 million of assets associated with the facility, the Company received $1.0 million in cash and approximately a $1.4 million receivable for either future inventory or cash from the new owners. As the

Company realizes the $1.4 million in additional consideration, a gain of approximately $900,000 on the sale of the wafer fab will be recognized. The sale of the Santa Clara wafer fab is consistent with the Company's long-term strategy to utilize already installed process technologies at third party foundries.


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

    For the three months ended July 29, 2001 and July 30, 2000, the Company incurred $4.8 million and $4.9 million, respectively, in interest expense associated with these convertible subordinated debentures included in the accompanying consolidated statements of operations. As of July 29, 2001, $397.3 million of the convertible subordinated debentures were still outstanding, reflecting the Company's repurchase of 2,680 debentures (face value of $1,000 each) at a cost of $2.3 million in open market transactions.


9. Commitments and Contingencies

    On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site because it used this site for waste disposal. During the second quarter of fiscal year 2002, the Company recorded one-time a cost of $765,000 for the pending settlement to this matter.

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

  The FASB recently approved two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. The Company plans to adopt these statements effective January 28, 2002. The Company is currently reviewing these standards to determine the impact on its results of operations and financial position, however, the Company does not expect the adoption of these statements to have a material impact.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


       You should read the following discussion of our financial condition and results of operations together with the condensed financial statements and the notes to condensed financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements, as more fully described in the "Forward Looking Statements" section of this Form 10-Q and the "Risk Factors" section of the Company's annual report on Form 10-K for the year ended January 28, 2001. We undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


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

  Most sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and ''just-in-time'' deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely heavy on turns-fill business (orders received and shipped within the same quarter) and short-term orders to achieve quarter sales forecasts.

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

  One of our strategies is to expand our business through strategic acquisitions. Over the past several years, we have made several small acquisitions in order to increase our pool of skilled technical personnel and penetrate new market segments such as high performance, advanced communications and system management devices. These acquisitions include: USAR Systems Incorporated; Practical Sciences, Inc.; Acapella Limited and Edge Semiconductor. The acquisitions of USAR, Acapella and Edge were accounted for as poolings of interests.

Market Update

  The semiconductor and electronics industries have experienced extremely weak market conditions so far in calendar year 2001. Excess inventory levels and slowing end-market demand have adversely affected macro conditions within the semiconductor industry. Industry sources have forecasted that worldwide year-over-year sales of semiconductors will be down significantly in calendar year 2001. Many of our customers and competitors have forecasted that their results will be down dramatically in calendar year 2001 in comparison to the prior year.

  Since the beginning of our fiscal year 2002, our customer order rates have slowed, further reducing our visibility. The communication infrastructure and automated test equipment (ATE) markets have been very weak so far in fiscal year 2002. As a result of normal season trends, shipments tied to the computer market declined sequentially in the second quarter, but are expected to increase in the second half of the year.

  Results for the first half of fiscal year 2002 reflect unprecedented weakness in the overall semiconductor industry caused by excess inventories and a drop in demand. We conducted a thorough review of our inventories, product line strategies and new product roadmaps during the second quarter. This review resulted in one-time costs of $14.0 million for the write-down of inventory and the discontinuation of certain products. We also further reduced headcount in the second quarter and as a result recorded one-time costs of $1.0 million in the period.

  Ultimately, we believe our new product developments and strategic focus should allow us to remain well positioned within the marketplace once macro conditions improve.


RESULTS OF OPERATIONS

Comparison Of The Three Months Ended July 29, 2001 And July 30, 2000

  Net Sales. We generally recognized product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Net sales for the second quarter of fiscal year 2002 were $40.5 million, compared to $60.6 million for the second quarter of fiscal year 2001, a 33.2 percent decline. The decline was due to a severe industry downturn caused by excess inventories and weak economic conditions.

  Gross Profit. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the second quarter of fiscal year 2002 was $8.0 million, compared to $33.6 million for the comparable period in the prior year. The significant decline in gross profit is due to lower sales levels and one-time cost of $14.0 million for the write-down of inventory and discontinuation of certain products. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin was 19.7 percent for the second quarter of fiscal year 2002. This compared to a gross margin of 55.5 percent for the second quarter of fiscal year 2001. The major decline is attributed to the lower sales in all product segments and one-time costs.

  Operating Costs and Expenses. Operating costs and expenses generally consist of selling, general and administrative (SG&A), product development and engineering costs (R&D), costs associated with acquisitions, and other operating related charges. Operating costs and expenses were $17.1 million, or 42.2 percent of net sales, for the second quarter ended July 29, 2001. Operating costs and expenses for the prior year second quarter were $16.4 million, or 27.0 percent of net sales.

  Operating costs and expenses for the second quarter of fiscal year 2002 include one-time costs of $1.0 million associated with headcount reductions made in the second quarter and one-time costs of $765,000 associated with a pending Superfund settlement. Before one-time costs, current year operating costs and expenses, as a percentage of net sales, were higher than the prior year due to the significant decline in net sales. As of July 29, 2001, $500,000 of the one-time headcount reduction costs have not yet been paid out in cash.

  Interest and Other Income. Net interest and other income of $1.8 million was realized in the second quarter of fiscal year 2002. For the second quarter of fiscal year 2001, interest and other income was $2.3 million. Other income and expenses for the second quarter of fiscal year 2002 is primarily interest income from investments and interest expense associated with the outstanding convertible subordinated debentures. For the prior year second quarter, interest and other income is primarily interest income and interest expense for the outstanding convertible subordinated debentures. The decline in interest and other income is largely attributable to lower rates of return on investments purchased with excess operating cash and cash provided by the February 2000 issuance of convertible subordinated debentures.

  Provision or Benefit for Taxes.   Benefit for income taxes was $2.2 million in
the second quarter of fiscal year 2002, compared to expense of $5.9 million in the second quarter of fiscal year 2001. The effective tax rate for the second quarter of fiscal year 2002 was 30.5 percent and for the comparable quarter of fiscal year 2001 was 30.0 percent. The increase was due to a decline in sales through foreign-based subsidiaries that are in lower tax jurisdictions.

Comparison Of The Six Months Ended July 29, 2001 And July 30, 2000

  Net Sales. Net sales for the first six months of fiscal year 2002 were $101.1 million, a decline of 14.4 percent compared to $118.1 million for the first to quarters of fiscal year 2001. The decline was due to weak industry and economic conditions.

  Gross Profit. Gross profit for the first six months of fiscal year 2002 was $43.1 million, compared to $64.8 million for the comparable period in the prior year. The major decline in gross profit is due to lower sales levels and one-time cost of $14.0 million for the write-down of inventory and discontinuation of certain products. Our gross margin was 42.6 percent for the first half of fiscal year 2002. This compared to a gross margin of 54.9 percent for the first half of fiscal year 2001. The decline is attributed to the lower sales in all product segments and one-time costs.


  Operating Costs and Expenses. Operating costs and expenses were $36.0 million, or 35.6 percent of net sales, for the six months ended July 29, 2001. Operating costs and expenses for the prior year first half were $31.6 million, or 26.8 percent of net sales.

  Operating costs and expenses for the first half of fiscal year 2002 include one-time costs of $2.0 million associated with an approximate 28 percent reduction in headcount made in the first half of the year and one-time costs of $765,000 associated with a pending Superfund settlement. Before one-time costs, current year operating costs and expenses, as a percentage of net sales, were higher than the prior year due to the decline in net sales. As of July 29, 2001, $1.5 million of the one-time headcount reduction costs have been paid out in cash.

  Interest and Other Income. Net interest and other income of $4.3 million was realized in the first half of fiscal year 2002. For the first half of fiscal year 2001, interest and other income was $3.6 million. Other income and expenses for the first half of fiscal year 2002 is primarily interest income from investments and interest expense associated with the outstanding convertible subordinated debentures. For the prior year first half, interest and other income is primarily interest income and interest expense for the outstanding convertible debentures.

  Provision for Taxes.   Provision for income taxes was $3.2 million in the
first half of fiscal year 2002, compared to $11.1 million in the first half of fiscal year 2001. The effective tax rate for the second quarter of fiscal year 2002 was 28.0 percent and for the comparable quarter of fiscal year 2001 was
30.0 percent. The decline is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.


Liquidity and Capital Resources

  On February 14, 2000, we completed a private offering of $400.0 million principal amount of convertible subordinated debentures that pay an interest rate of 4 1/2 percent and are convertible into our common stock at a conversion price of $42.23 per share. The notes are due in 2007. We have used the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

  On July 29, 2001, we had working capital of $422.3 million, compared with $531.0 million at January 28, 2001. The ratio of current assets to current liabilities at July 29, 2001 was 16.6 to 1, compared to 16.3 to 1 at January 28, 2001. The drop in working capital as of July 29, 2001 was mostly the result of an increase in investments with maturities greater than one year.

  Cash provided by operating activities was $32.0 million for the first six months of fiscal year 2002, compared to $26.0 million for the first six months of fiscal year 2001. Net income for the first six months of fiscal year 2002 was reduced by non-cash charges for depreciation and amortization of $4.0 million. Net operating cash flows were positively impacted by net income of $8.1 million compared to $25.8 million in the prior year period. Net cash provided by operating activities for the first six months of fiscal year 2002 was positively impacted by a decrease in receivables and inventories, tax benefit from stock option exercises, income taxes payable and other items. These were partially offset by increases in deferred income taxes, accounts payable, accrued liabilities and other assets.

  Cash provided by operating activities for the first six months of fiscal year 2001 was favorably impacted by net income, non-cash charges for depreciation and amortization of $2.4 million, tax benefit from stock option exercises and increases in accounts payable, accrued liabilities and income taxes payable. These items were partially offset by increases in receivables, inventories and other assets. Net cash provided by operating activities for the first six months of fiscal year 2001 was positively impacted by deferred income taxes, an increase in accounts payable, accrued liabilities and income tax liability. These items were partially offset by increases in deferred income taxes, receivables, and inventories.

          Investing activities used $211.1 million for the first two quarters of fiscal year 2002 compared to $268.3 million used in the first six months of fiscal year 2001. Investing activities for both periods consists of increases in temporary investments, purchases of long-term investments, and capital expenditures of $6.5 million and $3.9 million, respectively. Investing activities for the first six months of fiscal year 2002 included proceeds of $1.2 million for the sale of assets.

  Our financing activities used $5.1 million during the first six months of fiscal year 2002 and added $398.2 million in the first half of the prior year. Financing activities for the first half of fiscal year 2002 reflects the proceeds from stock option exercises and other items, which were more than offset by cash used to repurchase common stock and long-term debt. Financing activities for the first six months of fiscal year 2001 reflect the proceeds, net of related fees, from the issuance of $400.0 million of convertible subordinated debentures and cash provided by stock option exercises and other long term financing items.

  We had a credit arrangement with a financial institution for borrowings up to $20.0 million at an interest rate of the 30 day commercial paper plus 2.2 percent. Our credit arrangement expired in August 2000, and we did not extend or renew this credit facility. Through our foreign subsidiary, we maintain an overdraft credit line in the amount of 300,000 pounds sterling. As of July 29, 2001, we had no borrowings outstanding under any credit facility.

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

  The FASB recently approved two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. We plan to adopt these statements effective January 28, 2002. We are currently reviewing these standards to determine the impact on our results of operations and financial position, however, the Company does not expect the adoption of these statements to have a material impact.


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

 .  uncertainties of litigation; and

 .  other risks and uncertainties.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

  As of July 29, 2001, we had $397.3 million in long-term debt outstanding at a fixed interest rate of 4 1/2 percent. We do not currently hedge any potential interest rate exposure.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

   The Company periodically becomes subject to legal proceedings in the ordinary course of our business. The Company is not currently involved in any proceeding, which is reasonably expected to ultimately result in a material and adverse effect on the Company's financial position.

   On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site because it used this site for waste disposal. During the second quarter of fiscal year 2002, the Company recorded one-time a cost of $765,000 for the pending settlement of this matter.


ITEM 2.  CHANGES IN SECURITIES
         ---------------------

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

(a) As contemplated by the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 4, 2001 ("Proxy Statement"), an Annual Meeting of Shareholders of the Company was held on May 31, 2001.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement; and all of such nominees were duly elected.

(c) At the May 31, 2001 Annual Meeting, the shareholders of the Company voted on two matters:

    (1) The shareholders elected the following individuals to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified:

                                                        Votes Cast For                       Votes Withheld
                                               -----------------------------------  -----------------------------------
    James P. Burra                                       61,758,445                               85,548
    Rock N. Hankin                                       61,758,445                               85,548
    Allen H. Orbuch                                      61,754,075                               89,918
    John D. Poe                                          61,756,995                               86,998
    James T. Schraith                                    61,752,774                               91,219

    (2) The shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants. There were 61,658,361 votes for the appointment, 181,285 votes against the appointment, and 4,347 abstentions.

(d) Not applicable.

ITEM 5.  OTHER INFORMATION
         -----------------

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits

    11.1 -Computation of per share earnings - See Note 1 of Notes to Unaudited Consolidated Condensed Financial Statements.

(b) Reports on Form 8-K

   The Company filed a Report on Form 8-K on June 26, 2001 in connection with the announced write-down of inventory and discontinuation of certain products.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: September 12, 2001               /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       Chairman of the Board
                                       and Chief Executive Officer



Date:  September 12, 2001              /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary