Form 10-Q
period 2001-10-28
SEMTECH CORP
filed 2001-12-11
CIK 88941

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   _________

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended October 28, 2001
                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________  to _________

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


Number of shares of Common Stock, $0.01 par value, outstanding at October 28, 2001: 70,447,973
       ----------

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

    In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of October 28, 2001, and the results of their operations and their cash flows for the three and nine months then ended.

                     SEMTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                             Three Months Ended                    Nine months Ended
                                                       ------------------------------        ------------------------------
                                                       October 28,        October 29,        October 28,        October 29,
                                                           2001               2000               2001               2000
--------------------------------------------------------------------------------------------------------------------------

Net sales                                                 $43,745            $69,012           $144,805           $187,070
Cost of sales                                              19,616             29,553             77,595             82,779
                                                          -------            -------           --------           --------
Gross profit                                               24,129             39,459             67,210            104,291
                                                          -------            -------           --------           --------
Operating costs and expenses -
Selling, general and administrative                         7,982              9,546             25,912             26,404
Product development and engineering                         7,150              8,615             22,517             23,381
One time costs                                                 -                  -               2,727                 -
                                                          -------            -------           --------           --------
Total operating costs and expenses                         15,132             18,161             51,156             49,785
                                                          -------            -------           --------           --------
Operating income                                            8,997             21,298             16,054             54,506
Interest and other income, net                              1,718              2,758              5,636              6,398
                                                          -------            -------           --------           --------
Income before provision for taxes and
 extraordinary gain                                        10,715             24,056             21,690             60,904

Provision for taxes                                         3,000              7,216              6,073             18,271
                                                          -------            -------           --------           --------
Income before extraordinary gain                            7,715             16,840             15,617             42,633
Extraordinary gain on extinguishment of debt,               1,405                 -               1,644                 -
 net of tax                                               -------            -------           --------           --------
Net income                                                $ 9,120            $16,840           $ 17,261           $ 42,633
                                                          =======            =======           ========           ========

Earnings per share:
Basic earnings per share -
 Income before extraordinary gain                         $  0.11            $  0.25           $   0.22           $   0.64
 Extraordinary gain                                       $  0.02            $    -            $   0.02           $     -
 Net income                                               $  0.13            $  0.25           $   0.25           $   0.64
Diluted earnings per share -
 Income before extraordinary gain                         $  0.10            $  0.22           $   0.20           $   0.56
 Extraordinary gain                                       $  0.02            $    -            $   0.02           $     -
 Net income                                               $  0.12            $  0.22           $   0.22           $   0.56
Weighted average number of shares:
Basic                                                      70,605             66,923             69,505             66,120
Diluted                                                    78,338             77,114             77,559             76,585

                     SEMTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                                         October 28,        January 28,
                                                                             2001              2001
                                                                         (Unaudited)
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                  $ 72,216             $323,182
Temporary investments                                                       333,207              148,582
Receivables, less allowances                                                 20,816               37,935
Inventories                                                                  23,825               31,595
Deferred income taxes                                                        15,261               19,993
Other current assets                                                          4,436                4,381
                                                                           --------             --------
Total current assets                                                        469,761              565,668
Property, plant and equipment, net                                           44,405               40,064
Long-term investments                                                       110,041               59,215
Deferred income taxes                                                        30,876                  936
Other assets                                                                  9,389               11,405
                                                                           --------             --------
TOTAL ASSETS                                                               $664,472             $677,288
                                                                           ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                           $  5,624             $ 12,934
Accrued liabilities                                                          13,099               18,925
Deferred revenue                                                              1,974                2,049
Income taxes payable                                                          2,464                  756
Other current liabilities                                                        68                  267
                                                                           --------             --------
Total current liabilities                                                    23,229               34,931
Convertible subordinated debentures                                         364,354              400,000
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 authorized,
70,447,973 and 68,116,382 outstanding, respectively                             704                  682
Treasury stock, 580,000 and 42,500 at cost, respectively                    (16,104)              (1,018)
Additional paid-in capital                                                  156,803              111,303
Retained earnings                                                           135,699              131,718
Accumulated other comprehensive loss                                           (213)                (328)
                                                                           --------             --------
Total stockholders' equity                                                  276,889              242,357
                                                                           --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $664,472             $677,288
                                                                           ========             ========

                     SEMTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                             Nine months Ended
                                                                                      --------------------------------
                                                                                      October 28,          October 29,
                                                                                          2001                 2000
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                            $  17,261            $  42,633
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           6,048                3,672
    Deferred income taxes                                                                 (25,208)             (18,016)
    Tax benefit of stock option exercises                                                  29,818               35,731
    Gain on repurchase of long-term debt                                                   (2,283)                (506)
  Changes in assets and liabilities, net of acquisition:
    Receivables                                                                            17,119              (15,712)
    Inventories                                                                             7,770               (4,291)
    Other assets                                                                            1,171               (3,497)
    Accounts payable and accrued liabilities                                              (13,136)               5,098
    Income taxes payable                                                                    1,708                  559
    Other liabilities                                                                        (274)              (1,289)
                                                                                        ---------            ---------
   Net cash provided by operating activities                                               39,994               44,382
                                                                                        ---------            ---------
Cash flows from investing activities:
  Temporary investments, net                                                             (184,625)            (231,546)
  Purchase of long-term investments                                                       (50,826)             (68,074)
  Proceeds on sale of assets                                                                1,174                   -
  Additions to property, plant and equipment                                              (11,563)              (7,835)
                                                                                        ---------            ---------
   Net cash used in investing activities                                                 (245,840)            (307,455)
                                                                                        ---------            ---------
Cash flows from financing activities:
  Exercise of stock options                                                                19,559               12,765
  Proceeds (cost) from issuance (buyback) of debentures                                   (32,573)             389,498
  Stock repurchase                                                                        (32,221)                   -
                                                                                        ---------            ---------
   Net cash provided by (used in) financing activities                                    (45,235)             402,263
                                                                                        ---------            ---------
Effect of exchange rate changes on cash and cash equivalents                                  115                   (4)
Net increase (decrease) in cash and cash equivalents                                     (250,966)             139,186
Cash and cash equivalents at beginning of period                                          323,182               45,225
                                                                                        ---------            ---------
Cash and cash equivalents at end of period                                              $  72,216            $ 184,411
                                                                                        =========            =========

                     SEMTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Earnings Per Share

    Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share for the third quarters of fiscal years 2002 and 2001 were 70,605,000 and 66,923,000, respectively. The weighted average number of shares used to compute basic earnings per share for the first three quarters of fiscal years 2002 and 2001 were 69,505,000 and 66,120,000, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of our outstanding stock options ("common stock equivalents"), or 78,338,000 and 77,114,000 in the third quarters of fiscal years 2002 and 2001, respectively. For the first nine months of fiscal years 2002 and 2001, diluted shares were 77,559,000 and 76,585,000, respectively.

    Options to purchase approximately 76,000 and 214,956 shares were not included in the computation of the third quarter and first nine months of fiscal year 2002 diluted net income per share, because such options were considered anti-dilutive. There were no anti-dilutive options to purchase shares for the third quarter or first nine months of fiscal year 2001. Shares associated with the Company's outstanding convertible subordinated debentures are not included in the computation of net income per share as they are anti-dilutive.

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

                                                  Three Months Ended            Nine months Ended
            Net Sales                          October 28,    October 29,    October 28,    October 29,
            ---------                              2001           2000           2001           2000
                                             ------------------------------------------------------------
Standard Semiconductor Products...........        $40,915        $62,970       $132,198       $169,119
Rectifier and Assembly Products...........          2,579          3,852          8,482         11,649
Other Products............................            251          2,190          4,125          6,302
                                                  -------        -------       --------       --------
  Total Net Sales.........................        $43,745        $69,012       $144,805       $187,070
                                                  =======        =======       ========       ========
                                                  Three Months Ended            Nine months Ended
          Operating Income                     October 28,    October 29,    October 28,    October 29,
          ----------------                         2001           2000           2001           2000
                                             ------------------------------------------------------------
Standard Semiconductor Products...........         $7,924        $19,545        $15,597        $50,418
Rectifier and Assembly Products...........          1,108          1,261          2,639          2,745
Other Products............................            (35)           492            546          1,343
Non-segment specific one-time costs.......             -              -          (2,728)            -
                                                   ------        -------        -------        -------
  Total Operating Income..................         $8,997        $21,298        $16,054        $54,506
                                                   ======        =======        =======        =======

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

    For the first nine months ending October 28, 2001 and October 29, 2000, the Company had no customers that accounted for more than 10 percent of net sales. During the three quarters of fiscal year 2002, a group of customers that included one of the Company's automated test equipment customers, their suppliers and their sub-contractors, did account for greater than 10 percent of net sales. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.


                                           Three Months Ended            Nine months Ended
            Net Sales                   October 28,    October 29,    October 28,    October 29,
            ---------                       2001           2000           2001           2000
                                       ---------------------------------------------------------
Domestic............................       $14,742        $32,781       $ 61,871       $ 85,211
Asia-Pacific........................        26,116         27,743         68,931         78,750
European............................         2,887          8,488         14,003         23,109
                                           -------        -------       --------       --------
  Total Net Sales...................       $43,745        $69,012       $144,805       $187,070
                                           =======        =======       ========       ========


    Long lived assets located outside the United States as of the end of the third quarter of fiscal years 2002 and 2001 were approximately $6.3 million and $1.5 million, respectively.

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

3.  Temporary and Long-Term Investments

    Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. All investments are classified as "held to maturity", thus no unrealized holding gains or losses were reported in the accompanying consolidated financial statements. As of October 28, 2001, all of the Company's investments mature on various dates through fiscal year 2003. The Company realized interest income of $6.5 million and $7.6 million during the third quarters of fiscal years 2002 and 2001, respectively.

4.  Inventories

    Inventories consisted of the following:

                                      October 28,      January 28,
                                          2001             2001
                                      ----------------------------
  Raw materials...................     $ 1,209          $ 2,144
  Work in process.................      13,862           20,563
  Finished goods..................       8,754            8,888
                                       -------          -------
    Total inventories.............     $23,825          $31,595
                                       =======          =======

5.  Stock and Convertible Subordinated Debt Repurchase Programs

    In fiscal year 2000, the Company repurchased 1,402,000 shares under two separate stock repurchase programs for approximately $13.9 million. All of the 1,402,000 repurchased shares were reissued to cover the exercise of employee stock options and the acquisition of Practical Sciences. On December 3, 1999, the Company discontinued any additional repurchases under these stock repurchase programs.

    On January 4, 2001, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. On September 20, 2001, the Company indicated that its Board had authorized an additional $50.0 million in buybacks, increasing the total amount authorized under the buyback program to $100.0 million. As of October 28, 2001, the Company had repurchased 1,230,000 shares of its common stock at a cost $33.2 million under this program. As of October 28,2001, all but 580,000 of the repurchased shares of its common stock had been reissued as a result of stock options exercises. During the first nine months of fiscal year 2002, the Company repurchased 35,680 convertible subordinated debentures (face value of $1,000 each) at a cost of $32.6 million in open market transactions and recognized an extraordinary gain on the repurchase of these convertible subordinated debentures of $2.3 million with associated taxes of $639,000. The Company has retired these repurchased debentures.

6.  One-Time Costs

    Operating income for the first nine months of fiscal year 2002 includes one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products; one-time costs of $2.0 million associated with headcount reductions; and one-time costs of $765,000 associated with a pending Superfund settlement.

    The write-down of inventory and discontinuation of certain products was the result of a critical review conducted during the second quarter. A severe industry downturn and a related drop in demand from end customers made certain inventories excess and obsolete, and certain product lines non-strategic. Of the $14.0 million write-down of inventory and discontinuation of certain products, $13.5 million was associated with the Standard Products segment, $400,000 with the Rectifier and Assembly Products segment and $150,000 with the Other Products segment.

    Headcount reductions so far in fiscal year 2002 were associated with the sale of our Santa Clara, California wafer fabrication facility and general reductions in response to lower sales levels. A summary of one-time costs for headcount reductions that have been paid out in cash follows.

                                                    As of
                                                 October 28,
                                                     2001
                                                 -----------
      One-time costs associated
      with headcount reduction...............      $ 1,962
      Amounts paid out in cash...............       (1,652)
                                                   -------
           Provision balance.................      $   310
                                                   =======


7.  Disposition of Assets

    On April 23, 2001, the Company sold its Santa Clara, California wafer fab facility to STI Foundry, Inc. In exchange for approximately $1.5 million of assets associated with the facility, the Company received $1.0 million in cash and approximately a $1.4 million receivable for either future inventory or cash from the new owners. The Company expects to eventually recognize a gain of approximately $900,000 on the sale of the wafer fab. As of October 28, 2001, $711,000 of the gain was still unrecognized. The sale of the Santa Clara wafer fab is consistent with the Company's long-term strategy to utilize already installed process technologies at third party foundries.

8.  Convertible Subordinated Debentures

    On February 14, 2000, the Company completed a private offering of $400.0 million principal amount of convertible subordinated debentures that pay interest semiannually at a rate of 4 1/2 percent and are convertible into common stock at a conversion price of $42.23 per share. The notes are due in February 1, 2007 and callable by the Company on or after February 6, 2003. In connection with these convertible subordinated debentures, the Company incurred $11.5 million in underwriter fees and other costs, which are amortized as interest expense using the effective interest method. The Company has used the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, the Company may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

    For the three months ended October 28, 2001 and October 29, 2000, the Company incurred $4.8 million and $4.9 million, respectively, in interest expense associated with these convertible subordinated debentures included in the accompanying consolidated statements of income. As of October 28, 2001, $364.4 million of the convertible subordinated debentures were still outstanding, reflecting the Company's repurchase of 35,680 debentures (face value of $1,000 each) at a cost of $32.6 million in open market transactions and recognized an extraordinary gain on the repurchase of these convertible subordinated debentures of $2.3 million with associated taxes of $639,000.


9.  Commitments and Contingencies

    On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site because it used this site for waste disposal. During the second quarter of fiscal year 2002, the Company recorded a one-time cost of $765,000 for the pending settlement of this matter with federal and state agencies.

    On June 22, 2001, the Company was notified by the California Department of Toxic Substances Control ("State") that it may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it is one of the companies believed to have used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. Investigation into this matter is in its early stages. At this time there is not a specific proposal or budget with respect to the clean-up of the site. Thus, no reserve has been established for this matter.

    The Company uses an environmental consulting firm, specializing in hydrogeology, to perform periodic monitoring of the groundwater at its leased facility in Newbury Park, California. Certain contaminants have been found in the groundwater. Monitoring results over a number of years indicate that contaminants are coming from an adjacent facility. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of us at this site. Accordingly, no reserve for clean-up has been provided at this time.

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

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company plans to adopt this statement effective January 26, 2003. The Company does not expect that the adoption of SFAS No. 143 will have any impact on its results of operations or financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provision of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). SFAS 144 also resolves significant implementation issues related to Statement 121. The Company plans to adopt this statement effective January 28, 2002. The Company is currently reviewing this standard to determine the impact on its results of operations and financial position, however, the Company does not expect that the adoption of this statement to have material impact.

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

    Since the beginning of our fiscal year 2002, our overall customer order rates have slowed compared to the prior year, further reducing our visibility. The communication infrastructure and automated test equipment (ATE) markets have been very weak so far in fiscal year 2002. As a result of normal season trends, shipments tied to the computer market increased in the third quarter and are expected to increase in the fourth quarter as well.

    Results so far in fiscal year 2002 reflect unprecedented weakness in the overall semiconductor industry caused by excess inventories and a drop in demand. We conducted a thorough review of our inventories, product line strategies and new product roadmaps during the second quarter. This review resulted in one-time costs of $14.0 million for the write-down of inventory and the discontinuation of certain products. We have also reduced headcount during the first three quarters of fiscal year 2002 and as a result recorded one-time costs of $2.0 million in the current year.

    Ultimately, we believe our new product developments and strategic focus should allow us to remain well positioned within the marketplace once macro conditions improve.

RESULTS OF OPERATIONS

Comparison Of The Three Months Ended October 28, 2001 And October 29, 2000

    Net Sales. We generally recognized product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Net sales for the third quarter of fiscal year 2002 were $43.7 million, compared to $69.0 million for the third quarter of fiscal year 2001, a 36.6 percent decline. The decline was due to a severe industry downturn caused by excess inventories and weak economic conditions.

    Gross Profit. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the third quarter of fiscal year 2002 was $24.1 million, compared to $39.5 million for the comparable period in the prior year. The significant decline in gross profit is due to lower sales levels. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and the overall mix of products sold. Higher gross margins are generally expected from new products and improved production efficiencies as a result of increased utilization. Conversely, prices for existing products generally will continue to decrease over their respective life cycles. Our gross margin was 55.2 percent for the third quarter of fiscal year 2002. This compared to a gross margin of 57.2 percent for the third quarter of fiscal year 2001. The major decline is attributed to the lower sales in all product segments and under utilized overhead.

    Operating Costs and Expenses. Operating costs and expenses generally consist of selling, general and administrative (SG&A), product development and engineering costs (R&D), costs associated with acquisitions, and other operating related charges. Operating costs and expenses were $15.1 million, or 34.6 percent of net sales, for the third quarter ended October 28, 2001. Operating costs and expenses for the prior year third quarter were $18.2 million, or 26.3 percent of net sales.

    Interest and Other Income. Net interest and other income of $1.7 million was realized in the third quarter of fiscal year 2002. For the third quarter of fiscal year 2001, interest and other income was $2.8 million. Other income and expenses for the third quarters of fiscal year 2002 and 2001 is primarily interest income from investments and interest expense associated with the outstanding convertible subordinated debentures. The decline in interest and other income is largely attributable to lower rates of return on investments purchased with excess operating cash and cash provided by the February 2000 issuance of convertible subordinated debentures.

    Provision for Taxes. Provision for income taxes income taxes was $3.0 million in the third quarter of fiscal year 2002, compared to $7.2 million in the third quarter of fiscal year 2001. The effective tax rate for the third quarter of fiscal year 2002 was 28.0 percent and for the comparable quarter of fiscal year 2001 was 30.0 percent. The decline in the provision for taxes rate ease was due to an increase of sales through foreign-based subsidiaries that are in lower tax jurisdictions.

    Extraordinary Gain. We reported an extraordinary gain on extinguishment of $1.4 million in the third quarter. The gross amount of the gain was $2.0 million and the associated tax was $547,000. The gain was a result of our repurchase of 33,000 of the Company's convertible subordinated debentures below their stated par value. We had no extraordinary gain in the prior year third quarter.

Comparison Of The Nine Months Ended October 28, 2001 And October 29, 2000

    Net Sales. Net sales for the first nine months of fiscal year 2002 were $144.8 million, a decline of 22.6 percent compared to $187.1 million for the first three quarters of fiscal year 2001. The decline was due to weak industry and economic conditions.

    Gross Profit. Gross profit for the first nine months of fiscal year 2002 was $67.2 million, compared to $104.3 million for the comparable period in the prior year. The major decline in gross profit is due to lower sales levels and one-time cost of $14.0 million for the write-down of inventory and discontinuation of certain products during the second quarter. Our gross margin was 46.4 percent for the first three quarters of fiscal year 2002. This compared to a gross margin of 55.7 percent for the first three quarters of fiscal year 2001.

    Operating Costs and Expenses. Operating costs and expenses were $51.2 million, or 35.3 percent of net sales, for the nine months ended October 28, 2001. Operating costs and expenses for the prior year first nine months were $49.8 million, or 26.6 percent of net sales.

    Operating costs and expenses for the first three quarters of fiscal year 2002 include one-time costs of $2.0 million associated with an approximate 28 percent reduction in headcount made in the first half of the year and one-time costs of $765,000 associated with a pending Superfund settlement. As of October 28, 2001, $1.7 million of the one-time headcount reduction costs has been paid out in cash.

    Interest and Other Income. Net interest and other income of $5.6 million was realized in the first nine months of fiscal year 2002. For the first nine months of fiscal year 2001, interest and other income was $6.4 million. Other income and expenses for the first nine months of fiscal year 2002 is primarily interest income from investments and interest expense associated with the outstanding convertible subordinated debentures. For the prior year first nine months, interest and other income is primarily interest income and interest expense for the outstanding convertible debentures.

    Provision for Taxes.   Provision for income taxes was $6.1 million in the
first three quarters of fiscal year 2002, compared to $18.3 million in the first three quarters of fiscal year 2001. The effective tax rate for the first nine months of fiscal year 2002 was 28.0 percent and for the comparable quarter of fiscal year 2001 was 30.0 percent. The decline is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

    Extraordinary Gain. For the first nine months of fiscal year 2002, we reported an extraordinary gain on extinguishment of debt in the amount of $1.6 million. The gross amount of the gain was $2.3 million and the associated tax was $639,000. The gain was a result of our repurchase of 35,680 of the Company's convertible subordinated debentures below their stated par value. We had no extraordinary gain in the prior year's first nine months.

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

    On October 28, 2001, we had working capital of $446.6 million, compared with $531.0 million at January 28, 2001. The ratio of current assets to current liabilities at October 28, 2001 was 20.3 to 1, compared to 16.3 to 1 at January 28, 2001. The drop in working capital as of October 28, 2001 was mostly the result of an increase in investments with maturities greater than one year.

    Cash provided by operating activities was $40.2 million for the first nine months of fiscal year 2002, compared to $44.4 million for the first nine months of fiscal year 2001. Net income for the first nine months of fiscal year 2002 was reduced by non-cash charges for depreciation and amortization of $6.0 million. Net operating cash flows were positively impacted by net income of $17.3 million compared to $42.6 million in the prior year period. Net cash provided by operating activities for the first nine months of fiscal year 2002 was positively impacted by a decrease in receivables and inventories, tax benefit from stock option exercises, income taxes payable and other assets. These were partially offset by increases in deferred income taxes, accounts payable and accrued liabilities.

    Cash provided by operating activities for the first nine months of fiscal year 2001 was favorably impacted by net income, non-cash charges for depreciation and amortization of $3.7 million, tax benefit from stock option exercises and increases in accounts payable, accrued liabilities and income taxes payable. These items were partially offset by increases in receivables, inventories and other assets. Net cash provided by operating activities for the first nine months of fiscal year 2001 was positively impacted by deferred income taxes, an increase in accounts payable, accrued liabilities and income tax liability. These items were partially offset by increases in deferred income taxes, receivables, and inventories.

    Investing activities used $245.8 million for the first three quarters of fiscal year 2002 compared to $307.5 million used in the first nine months of fiscal year 2001. Investing activities for both periods consists of increases in temporary investments, purchases of long-term investments, and capital expenditures. Investing activities for the first nine months of fiscal year 2002 included proceeds of $1.2 million for the sale of assets.

    Our financing activities used $45.4 million during the first nine months of fiscal year 2002 and added $402.2 million in the first three quarters of the prior year. Financing activities for the first nine months of fiscal year 2002 reflects the proceeds from stock option exercises, which were more than offset by cash used to repurchase common stock and our convertible subordinated debentures. Financing activities for the first nine months of fiscal year 2001 reflect the proceeds, net of related fees, from the issuance of $400.0 million of convertible subordinated debentures and cash provided by stock option exercises and other long term financing items.

    We had a credit arrangement with a financial institution for borrowings up to $20.0 million at an interest rate of the 30 day commercial paper plus 2.2 percent. Our credit arrangement expired in August 2000, and we did not extend or renew this credit facility. As of October 28, 2001, we had no borrowings outstanding under any credit facility.

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

    The FASB recently approved two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. We plan to adopt these statements effective January 28, 2002. We are currently reviewing these standards to determine the impact on our results of operations and financial position, however, we do not expect the adoption of these statements to have a material impact.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this statement effective January 26, 2003. We do not expect that the adoption of SFAS No. 143 will have any impact on our results of operations or financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provision of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). SFAS 144 also resolves significant implementation issues related to Statement 121. We plan to adopt this statement effective January 28, 2002. We are currently reviewing this standard to determine the impact on our results of operations and financial position, however, we do not expect that the adoption of this statement will have a material impact.

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

 . our ability to successfully develop new products and time their release to customers;

 . our ability to attract or retain specialized technical personnel,especially design engineers;

 . availability of manufacturing capacity, including from foreign-based suppliers;

 . our significant reliance on foreign-based entities for materials, manufacturing, assembly, and logistics;

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

 .  uncertainties of litigation; and

 .  other risks and uncertainties.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

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

Interest Rate Risk

    As of October 28, 2001, we had $364.4 million in long-term debt outstanding at a fixed interest rate of 4 1/2 percent. We do not currently hedge any potential interest rate exposure.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

    The Company periodically becomes subject to legal proceedings in the ordinary course of our business. The Company is not currently involved in any proceeding which is reasonably expected to ultimately result in a material and adverse effect on the Company's financial position.

    On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site because it used this site for waste disposal. During the second quarter of fiscal year 2002, the Company recorded one-time a cost of $765,000 for the pending settlement of this matter with federal and state agencies.

    On June 22, 2001, the Company was notified by the California Department of Toxic Substances Control ("State") that it may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it is one of the companies believed to have used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. Investigation into this matter is in its early stages. At this time there is not a specific proposal or budget with respect to the clean-up of the site. Thus, no reserve has been established for this matter.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    None.


ITEM 5.  OTHER INFORMATION
         -----------------

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits

    11.1 -Computation of per share earnings - See Note 1 of Notes to Unaudited Consolidated Condensed Financial Statements.

(b) Reports on Form 8-K

    The Company filed a Report on Form 8-K on September 21, 2001 in connection its stock repurchase program and expectations for the third quarter.

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



                                       SEMTECH CORPORATION
                                       -------------------
                                       Registrant



Date: December 11, 2001                /S/ John D. Poe
                                       --------------------------------
                                       John D. Poe
                                       Chairman of the Board
                                       and Chief Executive Officer



Date:  December 11, 2001               /S/ David G. Franz, Jr.
                                       --------------------------------
                                       David G. Franz, Jr.
                                       Vice President Finance, Chief
                                       Financial Officer, and
                                       Secretary