Form 10-K/A
period 2001-01-28
SEMTECH CORP
filed 2001-12-13
CIK 88941

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 28, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________ to ____________________

                         Commission file number 1-6395

                              SEMTECH CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                          95-2119684
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                                 No.)

               652 Mitchell Road, Newbury Park, California 91320
               (Address of principal executive offices, Zip Code)

      Registrant's telephone number, including area code:  (805) 498-2111

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each Class                              on which registered
------------------------------------                ----------------------------
                None                                            None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No   ___
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

Aggregate market value of voting stock held by non-affiliates of the registrant as of April 13, 2001 was $2,077,320,117 and the market price of the Registrant's stock was $30.02 per share. The number of shares outstanding of the Registrant's common stock was 69,197,872 at April 13, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The Registrant hereby amends Item 14 of Registrant's Form 10-K for the fiscal year ended January 28, 2001, filed with the Commission on April 27, 2001 ("Original 10-K"), to read in its entirety as set forth herein.

(a)(1) The financial statements and the Report of Arthur Andersen LLP are included in Part II of the Company's Form 10-K on the pages indicated.

                                                                                  Page*
                                                                                  -----
Index of Financial Statements:

     Report of Independent Public Accountants                                        39
     Consolidated statements of income, three years ended January 28, 2001           24
     Consolidated balance sheets, January 28, 2001 and January 30, 2000              25
     Consolidated statements of stockholders' equity and comprehensive income,
      three years ended January 28, 2001                                             26
     Consolidated statements of cash flows, three years ended January 28, 2001       27
     Notice to consolidated financial statements                                     28

(2) The following financial statement schedule of the Company for the years ended January 28, 2001, January 30, 2000 and January 31, 1999, is filed as part of this Report and should be read in conjunction with the financial statements:

                                                                                  Page*
                                                                                  -----
     Schedule II - Valuation and Qualifying Accounts                                40

     Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

_________________
*References to page numbers under this Item 14 are to the pages contained in the Original 10-K.

(3)  Exhibits

   Exhibit No.    Description
   -----------    -----------

        3.1       - Restated Certificate of Incorporation of Semtech Corporation
        3.2       - Bylaws of Semtech Corporation
        4.1/1/    - Indenture between Semtech Corporation and State Street Bank and Trust Company of California, N.A.
        4.2/1/    - Form of Debenture
        4.3/1/    - Registration Rights Agreement by and among Semtech
                    Corporation as issuer, and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC, as initial purchasers dated as of February 14, 2001.
       10.2/2/    - Agreement of sublease executed on December 23, 1991,
                    effective January 1, 1991, by the Company and the Corpus Christi Airport Development Corporation for a portion of the Company's plant and facilities
       10.4/3/    - Lease executed on May 1, 1988 and amended on November 1,
                    1991 by the Company for a portion of its plant and
                    facilities
       10.5/4/    - Lease executed on September 12, 1988 by the Company for a portion of its plant and facilities as amended by that certain amendment thereto dated September 9, 1997
       10.6/5/    - The Company's 1987 Stock Option Plan and the related Form of
                    Option Agreement

__________________
/1/ Incorporated by reference to the Registrant's Annual Report on Form 10K for fiscal year ended January 30, 2000.
/2/ Incorporated by reference to the Registrant's Annual Report on Form 10K for fiscal year ended February 2, 1992.
/3/ Incorporated by reference to the Registrant's Annual Report on Form 10K for fiscal year ended January 29, 1989.
/4/ Incorporated by reference to the Registrant's Annual Report on Form 10K for fiscal year ended January 29, 1989; copy of the amendment attached hereto.
/5/ Incorporated by reference to the Registrant's registration statement on Form S-8 effective September 4, 1987.

   Exhibit No.    Description
   -----------    -----------

       10.7/6/    - The Company's 1994 Long-term Stock Incentive Plan and the related Form of Option Agreement, as amended
       10.8/7/    - The Company's 1994 Non-Employee Directors Stock Option Plan
                    and the related Form of Option Agreement, as amended
       10.9/8/    - The Company's Long-term Stock Incentive Plan
      10.10/1/    - The Company's Non-Director, Non-Executive Officer Long-term
                    Stock Incentive Plan
      10.11       - Development Agreement, dated April 11, 2000, by and between
                    Semtech Corporation and Voit Development Co., Inc.
       22.1       - Subsidiaries of the Company
       23.1       - Consent of Arthur Andersen LLP

__________________
/6/ Incorporated by reference to the Registrant's registration statement on Form S-8 effective October 14, 1994.
/7/ Incorporated by reference to the Registrant's registration statement on Form S-8 effective January 31, 1996.
/8/ Incorporated by reference to the Registrant's registration statement on Form S-8 effective June 9, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       SEMTECH CORPORATION

December 12, 2001                      By: /s/  David G. Franz, Jr.
                                           --------------------------------
                                           David G. Franz, Jr.
                                           Chief Financial Officer