Form 10-K
period 2002-01-27
SEMTECH CORP
filed 2002-04-09
CIK 88941

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 27, 2002
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________

Commission file number 1-6395

                              SEMTECH CORPORATION
            (Exact name of registrant as specified in its charter)

      Delaware                                          95-2119684
        (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                   Identification No.)

               200 Flynn Road, Camarillo, California, 93012-8790
              (Address of principal executive offices, Zip Code)

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

                     Common Stock par value $.01 per share
       Rights to Purchase Series X Junior Participating Preferred Stock
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No _____
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of voting stock held by non-affiliates of the registrant as of April 1, 2002 was $1,902,107,245. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose. The number of shares of the Registrant's common stock outstanding at April 1, 2002 was 73,019,368.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant's annual meeting of shareholders to be held on June 6, 2002.

                              SEMTECH CORPORATION
                              INDEX TO FORM 10-K
                      FOR THE YEAR ENDED JANUARY 27, 2002


PART I

                                                                                                          Page
Item 1   Business                                                                                          2
Item 2   Properties                                                                                       14
Item 3   Legal Proceedings                                                                                15
Item 4   Submission of Matters to a Vote of Security Holders                                              15

PART II

Item 5   Market for the Registrant's Common Equity and Related Shareholder Matters                        15
Item 6   Selected Financial Data                                                                          16
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations            17
Item 7A  Quantitative and Qualitative Disclosures About Market Risks                                      23
Item 8   Financial Statements and Supplementary Data                                                      24
Item 9   Changes in or Disagreements with Accountants on Accounting and Financial Disclosure              41

PART III

Item 10  Directors and Executive Officers of the Registrant                                               41
Item 11  Executive Compensation                                                                           41
Item 12  Security Ownership of Certain Beneficial Owners and Management                                   41
Item 13  Certain Relationships and Related Transactions                                                   41

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  41
         Signatures                                                                                       43

PART I

        This Annual Report on Form 10-K for the year ended January 27, 2002 (the "Form 10-K") contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations.

        In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Net sales and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in the "Risk Factors" section of this Form 10-K, beginning on page 8 or elsewhere in this Form 10-K. We assume no obligation to update any of the forward- looking statements after the date of this Form 10-K.

ITEM 1.  BUSINESS

                                    BUSINESS

General

We are a leading supplier of analog and mixed-signal semiconductors. We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, computer gaming systems, personal digital assistants (PDAs), cellular phones, wireline networks, wireless base stations and test systems. Our end customers are primarily original equipment manufacturers and their suppliers, including Acer, Agilent, Cisco, Compaq, Dell, First International, IBM, Intel, Microstar, Motorola, Samsung and Sony.

Overview of the Semiconductor Industry

The semiconductor industry is broadly divided into analog and digital semiconductor products. Analog semiconductors condition and regulate "real world" functions such as temperature, speed, sound and electrical current. Digital semiconductors process binary information, such as that used by computers. Mixed-signal devices incorporate both analog and digital functions into a single chip and provide the ability for digital electronics to interface with the outside world.

The market for analog and mixed-signal semiconductors differs from the market for digital semiconductors. The analog and mixed-signal industry is characterized by significantly longer product life cycles than the digital industry. In addition, analog semiconductor manufacturers tend to have lower capital investment requirements for manufacturing because their facilities tend to be less dependent than digital producers on state-of-the-art production equipment. The end-product markets for analog and mixed-signal semiconductors are smaller, more varied and more specialized than the relatively standardized digital semiconductor product markets.

Another difference between the analog and digital markets is the amount of available talented labor. The analog industry relies more heavily than the digital industry on design and applications talent to distinguish its products from one another. While digital expertise is extensively taught in universities due to its overall market size, analog and mixed-signal expertise tends to be learned over time based on experience and hands-on training. Consequently, personnel with this training are scarce, a fact that makes it difficult for new suppliers to quickly gain significant market share.

The markets for computer and communications products today are characterized by several trends that we believe are driving demand for our products. Electronic systems are being designed to operate at increasingly lower operating voltages, battery-powered devices such as handheld computers and cellular telephones are proliferating, and devices are becoming smaller and requiring higher levels of integration. We have designed our products to address these needs by providing solutions that extend battery life, meet tighter voltage requirements, improve the human interface of systems, and support higher transmission and processor speeds. As communications functions are increasingly integrated into a range of systems and devices, these products require analog processing capabilities and the number and size of our end markets grows. Advancements in digital processing technology typically drive the need for corresponding advancements in analog and mixed-signal solutions. We believe that the diversity of our applications allows us to take advantage of areas of relative market strength and limits our vulnerability to competitive pressure in any one area.

Semtech End Markets

A majority of our products are sold to customers in the computer, communications and industrial markets. Until seven years ago, we had largely been focused on serving the military and aerospace market. We used the computer market as our first major entry into the commercial marketplace for our circuits. Four years ago, approximately half of our revenues were derived from computer related applications. In recent years, we have seen relative growth from the communications and industrial markets as a percentage of the total. For the fiscal year ended January 27, 2002, our revenues from the computer, communications and industrial markets were 40%, 32% and 25%, respectively. The remaining balance of 3% was made up of various other end-markets, including military and aerospace.

Computer market applications include notebook and desktop computers, computer gaming systems, and PDAs. End-product applications for our products within the communication market include local area networks, wide area networks, cellular phones and base-stations. Industrial applications include automated test equipment (ATE), medical devices and factory automation systems. We believe that our diversity in the end markets provides stability to our business and opportunity for continuing growth.

The following table depicts our main product lines and their end-product applications:

------------------------------------------------------------------------------------------------------------
  Semtech's Main                             Specific End-Product Applications
   Product Lines
------------------------------------------------------------------------------------------------------------
                                     Computer                Communications               Industrial
------------------------------------------------------------------------------------------------------------
Power Management               Desktop PCs, servers,    Cellular phones, network        Power supplies,
                              workstations, notebook    cards, routers and hubs,      industrial systems
                             computers, add-on cards,    telecom network boards
                               PDAs, computer gaming
                                      systems
------------------------------------------------------------------------------------------------------------
Protection                    Notebook computers, USB     Cellular phones, base     Handled measurement or
                                 ports, LAN cards       stations, DSL equipment,    instrumentation devices
                                                            routers and hubs
------------------------------------------------------------------------------------------------------------
High Performance                   Workstations          Cellular base stations,   Automated test equipment
                                                         routers and hubs, SONET
                                                                networks
------------------------------------------------------------------------------------------------------------
Advanced Communications                                 SONET networks, routers,
                                                          hubs, switches, fiber
                                                                 modems
------------------------------------------------------------------------------------------------------------
Human Input and System       Notebook computers, PDAs     Cellular phones, web       Touch screen systems
Management                                                       phones
------------------------------------------------------------------------------------------------------------

Business Strategy

Our objective is to be the leading supplier of analog and mixed-signal devices to the fastest growing segments of our target markets, particularly within the computer, communications and industrial segments. We intend to leverage our pool of skilled technical personnel to develop new products, or, where appropriate, use acquisitions, to serve the fastest growing segments of these markets. In order to capitalize on our strengths in analog and mixed-signal processing design, developing and marketing, we intend to pursue the following strategies:

             Maintain our leading analog design expertise

We have developed a strategy to invest heavily in human resources needed to define and market high-performance products. We have been able to add to our engineering design talent through acquisitions. In general, our staff engineers have work experience in the analog and the mixed-signal industry ranging from 10 to 15 years. We have built a team of experienced engineers who combine industry expertise with advanced semiconductor design expertise to meet customer requirements and enable our customers to get their products to market rapidly. We intend to leverage this strategy to achieve new levels of integration, power reduction and miniaturization, enabling our customers to achieve leading performance in their products.

         Leverage outsourced semiconductor fabrication capacity

We have increasingly outsourced a large portion of our production and manufacturing in order to focus more of our resources on defining, developing and selling our products. We use outside wafer foundries that are based in Asia, the United States and Europe. Our largest wafer source is a foundry based in China. We believe that outsourcing provides us numerous benefits including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk and a more variable cost of goods which provides us with greater operating flexibility.

         Focus on fast-growing market segments

We have chosen to target the analog segments of the fastest growing end markets. We intend to enhance this growth potential by focusing on specific products within the analog and mixed-signal market, including high-end personal computers, notebook computers, PDAs, cellular phones, wide area and local area networks and test systems. These products are characterized by their need for leading-edge, high-performance, analog and mixed-signal semiconductor technology.

         Continue to release unique new products and achieve new design wins

We are focused on developing unique new high-margin products to serve our target markets. These markets have experienced growing consumer demand for increased product performance at competitive price points. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customers that they intend to incorporate our products into new designs. Our technical talent works closely with our customers in securing design wins, developing new products and in implementing and integrating our products into their systems. Over the past five years, the number of our pool of skilled technical personnel has grown from less than 75 to more than 300, and the number of new product families introduced in the past five years has increased from 28 to 123. We believe that our rate of new product introductions and number of skilled technical personnel are indicators of our ability to meet our target markets' evolving needs.

         Diversify into new markets

We intend to enter new markets that complement our existing operations through internal development of new products and by strategic acquisitions. Our focus during calendar year 2001 was to expand our presence within the broad markets of portable devices, computer gaming systems and communications infrastructure. A large amount of design and marketing talent was focused on developing products for these markets. We believe strategic acquisitions will allow us to expand our pool of skilled technical personnel as well as expand the range of complementary products that we offer. We have acquired four companies over the past six years that have permitted us to successfully enter new market segments and develop new products.

         Concentrate on cross-selling our products and services

We consider the ability to sell additional products and services to our existing customers as a major opportunity. Many of our large customers produce a wide variety of end products that require analog and mixed-signal products. By leveraging existing relationships, we believe that we will be able to sell a wider variety of our products to these organizations. In addition, we believe the high level of our technical expertise in our marketing department permits it to identify and capitalize on cross-selling opportunities.

Product Segments

The following is a description of our main product segments:

Standard Semiconductor Products. Included in Standard Semiconductor Products are integrated circuits (ICs) and discrete components designed for use in standard industry applications. Standard Semiconductor Products represented approximately 92% of our overall net sales for fiscal year 2002. The main product lines within our Standard Semiconductor Products are described below.

         . Power Management Circuits. Power management circuits control, alter, regulate and condition the electrical pulses that flow through electronics. The highest volume product types within the power management product line are linear regulators, switching voltage regulators, combination regulators, smart regulators and charge pumps. The primary application for these products is power regulation for computer and communications systems.

         . Protection Products. The highest volume type of protection products we design and market are transient voltage suppressors
               (TVS). TVS devices provide protection for electronic systems where large voltage spikes (called transients), such as electrostatic discharge generated by the human body, can permanently damage voltage-sensitive components. We also have developed filter and termination devices that can be sold as a complement to TVS devices. Specific protection product applications are found in computer, data-communications, telecommunications and industrial markets.

         . High Performance Circuits. We design and market a wide variety of high performance products, namely pin electronics, timing, clock distribution, parametric measurement, and ECL clock/lock products for use in ATE, workstations and communication infrastructure equipment.

         . Advanced Communication Circuits. Through internal investment and several acquisitions, we have developed a line of highly proprietary advanced communication ICs which perform specialized timing and synchronization functions in high-speed networks. Advanced communication ICs are used in metropolitan, wide area, and wireless networks.

         . Human Input Devices (HID) and System Management. We offer a line of human input and system management devices that include touch-screen and touch-pad controllers, pointing stick devices and battery management circuits. These products are designed to handle human input and battery function in portable systems, such as notebook computers, PDAs and cellular phones.

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

Other Products. We produce and sell other products that are not part of our two main product segments. Included in the other products segment are custom and application specific integrated circuits (ASICs) and wafer foundry services for other semiconductor manufacturers.

For further financial information on these segments, refer to the information contained in Note 16, "Business Segments and Concentrations of Risk", in the Notes to Consolidated Financial Statements included in Item 8.

Intellectual Capital and Product Development

We believe that our emphasis on the development of our intellectual capital and introduction of new proprietary product designs are key to our success. Recruiting and retaining technical talent is the foundation for developing and selling new products into the marketplace. In the past, we have added experienced engineers through the acquisitions of companies. We have recruited additional talent through our strategy of establishing multiple design center locations throughout the United States and the world.

Circuit design engineers are our most valuable engineers. Circuit designers perform the critical task of designing and laying out integrated circuits. As of January 27, 2002, we employed approximately 85 circuit designers. A majority of these individuals have senior-level expertise in the design and development of circuits targeted for use in power management, protection, high performance and communication applications. We intend to make further investments in research and development in the future, including increasing our employee headcount, investing in design and development equipment and supporting our development efforts overall.

We have dedicated design centers in Santa Clara, California; Raleigh, North Carolina; Austin, Texas; Oxnard, California; Glasgow, Scotland; and Southampton, England. In addition, dedicated high performance circuit design occurs at our San Diego location, and human input and system management design and protection product design occurs at our Camarillo, California, headquarters.

Sales and Marketing

Sales made directly to original equipment manufacturers during fiscal year 2002 were approximately 70% of net sales. The remaining 30% of net sales were made through independent distributors. We have direct sales offices located in

California, Texas and Connecticut which manage the sales activities of independent sales representative firms and independent distributors within the United States and Canada. We also have sales offices in France, Germany and Scotland, as well as independent sales representative firms and independent distributors to serve the European markets. We maintain branch sale offices in Taipei, Taiwan; Seoul, Korea; and Tokyo, Japan; along with independent representatives and distributors for serving the Asia-Pacific territory. We are also represented outside the United States, Europe and Asia by other independent sales organizations.

Customers and Sales Data

For fiscal year 2002, more than 1,000 customers purchased our products either directly from us or through our authorized distributors. The following is a representative sample of our customers by end markets:

Representative Customers by End Markets

          ------------------------------------------------------
             Computer         Communications       Industrial
          ------------------------------------------------------
              Compaq              Cisco          Agilent Tech.
               Dell              Motorola             LTX
               IBM                Nortel            Siemens
              Intel              Samsung           Teradyne
            Microsoft              Sony             Unisys
          ------------------------------------------------------

Our customers include major computer and peripheral manufacturers and their subcontractors, ATE manufacturers, data communications and telecommunications equipment vendors, and a variety of large and small companies serving the industrial, automotive, aerospace and military markets.

During fiscal years 2002, 2001 and 2000, foreign sales constituted 62%, 58% and 64%, respectively, of our net sales. Approximately three-fourths of foreign sales are to customers located in the Asia-Pacific region. The remaining foreign sales are to customers in Europe.

For the fiscal year 2002 and fiscal year 2001, Agilent Technologies, one of our ATE end customers, and its subcontractors, accounted for approximately 13% and 14%, respectively, of net sales. For fiscal year 2002, one of our Asian distributors accounted for approximately 12% of net sales.

Manufacturing Capabilities

As part of our business strategy, we outsource a majority of our manufacturing functions to third party contractors that fabricate silicon wafers and package and test our products. On April 23, 2001, we sold our Santa Clara, California wafer fabrication facility. We have one remaining wafer fabrication facility that is located in Corpus Christi, Texas. We perform a very limited amount of test and probe activities in our Camarillo and San Diego, California facilities. Our Reynosa, Mexico facility performs most of the packaging activity needed to support our rectifier and assembly product line. In fiscal year 2002, we purchased wafers from nine different third party wafer foundries and utilized more than 20 different manufacturing processes, including various Bipolar, high-speed Bipolar, CMOS, and Bi-CMOS processes. Our Corpus Christi wafer fabrication facility employs a variety of unique Bipolar processes.

On January 29, 2002, we announced plans to obtain 100% of our silicon wafers from outside sources by the end of calendar year 2002. As part of this plan, we expect to close our last remaining wafer fab facility located in Corpus Christi, Texas sometime during the coming year. The closure of the Corpus Christi wafer fab is the final step in the previously announced strategy to only source wafers from outside foundries. We will continue to do process development with our nine outside foundries from which we currently purchase wafers. We do not expect any significant financial impact as a result of the planned closure of the Corpus Christi wafer fab.

For fiscal year 2002, we supported approximately 26% of our end products with wafers that were fabricated internally. The remaining 74% of our end products were supported with finished silicon wafers purchased from outside wafer foundries. Only our protection and rectifier and assembly product lines are supported by internal wafer production. All of our products, with the exception of the rectifier and assembly product lines, are packaged and tested by outside subcontractors.

Unlike digital products, our products are less reliant on state-of-the-art manufacturing and more on design and applications support. As a result, our Corpus Christi wafer fabrication facility and our outside wafer foundries tend to be significantly less costly than state-of-the-art digital fabrication facilities and likewise utilize equipment that is less subject to obsolescence.

We use outside wafer foundries that are based in Asia, the United States and Europe. Our largest wafer source is a foundry based in China. In fiscal year 2002, this foundry based in Mainland China provided 28% our total silicon requirements. We expect that the percentage sourced from this Mainland China foundry will increase in fiscal year 2003. As a percentage of the total, the amount of silicon sourced from outside foundries will also increase in fiscal year 2003 in order to utilize the best available technology, leverage the capital investment of others and reduce our operating costs associated with manufacturing assets and increase the variable component of our cost of goods sold.

Our products are made from basic materials (principally silicon, metals and plastics), all of which are widely available from a number of suppliers.

Competition

The analog and mixed-signal semiconductor industry is highly competitive and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products and the rate at which we introduce these new products to offset the generally short product life cycles. Our industry is characterized by decreasing unit selling prices over the life of a product. We believe we compete effectively based upon our ability to capitalize on efficiencies and economies of scale in production and sales, and our ability to maintain or improve our productivity and product yields to reduce manufacturing costs.

We are in direct and active competition, with respect to one or more of our product lines, with at least 30 manufacturers of such products, of varying size and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Fairchild Semiconductor and Intersil Semiconductor, all with respect to our power management products; ST Microelectronics N.V. and Microsemi with respect to our protection products; Analog Devices, Maxim Integrated Products, ON Semiconductors and Micrel Semiconductor, all with respect to our high performance products; Silicon Laboratories and Zarlink Semiconductor with respect to our advanced communications products; and Philips Semiconductors and Synaptics Inc. with respect to our HID products.

Intellectual Property and Licenses

Our business is highly reliant on the design talents, technical abilities, applications knowledge, and creativity of our employees. During fiscal year 2002 we focused on more fully protecting our intellectual property by filing an increased number of patent applications, trademark applications, and copyright registrations. We consider these actions to be helpful in maintaining a competitive advantage, but do not believe that patents and other intellectual property rights create definitive competitive barriers to entry.

At this time, we do not license our patents or products. We do, however, license certain technology from others. We do not consider any of the licensed technology to be material in terms of royalties payable and we believe the duration and other terms of the licenses are appropriate for our needs.

Environmental Matters

On February 7, 2000, we were notified by the United States Environmental Protection Agency (EPA) with respect to the Casmalia Disposal Site in Santa Barbara, California. We have been included in the Superfund program to clean up this disposal site as a result of our involvement in utilizing this site for waste disposal. We have conditionally accepted a settlement offer from the EPA under which we would be required to pay approximately $765,000 with respect to the wastes at the Casmalia Disposal Site attributable to us. The settlement offer is contingent upon our securing a release from further liability, including a release from the federal natural resource trustees. We have recorded the proposed settlement amount as an accrued liability.

On June 22, 2001, we were notified by the California Department of Toxic Substances Control that we may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that are believed to have used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. Investigation into this matter is in its early stages. At this time there is not a specific proposal or budget with respect to the clean-up of the site. Thus, no reserve has been established for this matter.

We use an environmental firm, specializing in hydrogeology, to perform periodic monitoring of the groundwater at our leased facility in Newbury Park, California. Certain contaminants have been found in the groundwater. Monitoring results over a number of years indicate that contaminants are coming from adjacent facilities. Although it is currently not possible to determine the ultimate amount of our possible future clean-up costs, if any, we do not believe we would be materially adversely impacted by this condition. Accordingly, no reserve for clean-up has been provided at this time.

Employees

As of January 27, 2002, we had 577 full-time employees. There were 124 employees in research and development, 96 in sales, marketing and field services and 59 in general, administrative and finance. The remaining 298 employees support manufacturing, distribution and quality functions. We have never had a work stoppage, and our domestic and European employees are not unionized. Our Mexican operation has unionized employees. Our employee relations have been, and are, satisfactory. Competition for key design and application engineers is significant.

During fiscal year 2002, we did reduce headcount in several areas. The largest area of headcount reductions was in manufacturing functions as a result of the sale of our Santa Clara fab, lower production levels and the consolidation of manufacturing activity associated with our rectifier and assembly product segment into our Mexico facility. Reductions in headcount in other technical and administrative areas were in response to weak industry conditions.

Government Regulations

We are required to comply with numerous government regulations that are normal and customary to manufacturing businesses that operate in our markets and operating locations. Our sales that serve the military and aerospace markets primarily consist of products which have been qualified to be sold in these markets by the U.S. Department of Defense (DOD). These products mainly consist of discrete rectifiers and rectifier assemblies. In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by DOD personnel. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications may be modified by the DOD in the future which may make the manufacturing of these products more difficult and thus could adversely impact our profitability in those product lines.

                                  RISK FACTORS

You should carefully consider and evaluate all of the information in this Form 10-K, including the risk factors listed below. The risks described below are not the only ones facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations.

If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-K. We undertake no duty to update any of the forward-looking statements after the date of this Form 10-K.

Economic decline may have adverse consequences for our business

We sell our products to several commercial markets, computers, communications and industrial markets, whose performance is tied to the overall economy. Many of these industries have been impacted in the calendar year 2001 due to an economic slowdown in the United States. If the economic conditions in the United States continue or worsen or if wider or global slowdowns occur, the demand for our products may be reduced. In addition, these economic slowdowns may also affect our customers' ability to pay for our products. Accordingly, these economic slowdowns may harm our business.

The cyclical nature of the electronics and semiconductor industries may limit our ability to maintain or increase revenue and profit levels during industry downturns

The semiconductor industry is highly cyclical and has experienced significant downturns, which are characterized by reduced product demand, production overcapacity, increased levels of inventory, industry-wide fluctuations in the demand for semiconductors and an erosion in average prices. The occurrence of these conditions has adversely affected our business in the past. During the calendar years 1999 and 2000, high consumption levels by electronics manufacturers was a major driver of demand for semiconductors, including the products we sell. However, calendar year 2001 was a year of decline for the overall semiconductor and electronics industries and, consequently, our business suffered. Past downturns in the semiconductor industry have resulted in a sudden impact on the semiconductor and capital equipment markets. Consequently, a continuation of the current downturn and any future downturns in the semiconductor industry may harm our business. In addition, the semiconductor manufacturing industry is currently experiencing conditions of manufacturing overcapacity. If these conditions persist, they could lead to excess production in the industry and result in an underutilization of our internal manufacturing capacity and a decrease in the prices of our products.

Fluctuations and seasonality in the personal computer industry and economic downturns in our end-markets may have adverse consequences for our business

Many of our products are used in personal computers and related peripherals. For the fiscal year ended January 27, 2002, approximately 40% of our sales are used in computer applications. Industry-wide fluctuations in demand for desktop personal computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

A decline in any of our end markets, particularly the consumer computer industry and the automated test equipment (ATE) market, could also harm our business. For the fiscal year ended January 27, 2002, shipment of our products to the ATE customers represented approximately 21% of our net sales. Consequently, a downturn in the ATE market may adversely affect our business.

We obtain certain essential components and materials and certain manufacturing services from a limited number of suppliers and subcontractors, including foreign-based entities

Our reliance on a limited number of outside subcontractors and suppliers for silicon wafers, packaging and certain other processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks may be attributable to several factors including limitation on resources, labor problems, equipment failures or the occurrence of natural disasters. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments and harm our business. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm on our business.

Several of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For fiscal year 2002, approximately 28% of our silicon was supplied by a third-party foundry in China, and this percentage is expected to be even higher in fiscal year 2003. Our international business activities, in general, are subject to a variety of potential risks resulting from certain political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or a political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.

Reductions in communications infrastructure investments could adversely affect our business

The overall semiconductor industry, and our business in particular, has benefited from the build-out of voice, data, and mobile networks and the related demand for communications infrastructure equipment that supports higher-speed (higher bandwidth) networks. The electronics needed to support this trend within the communications market rely heavily on companies such as ours to develop the circuits used in these systems.

Much of our sales growth and margin expansion in recent years has come from sales of products into wireless, local area networks, wide area networks and long-haul communications applications. This market saw a dramatic decline in total carrier spending throughout calendar year 2001. Moreover, carrier spending on telecom equipment could decline further in the future. Although we believe that the communication equipment market has not been characterized by cyclicality to date, this market may in the future exhibit general cyclical characteristics similar to the market for semiconductor capital equipment. Any major reduction in communications infrastructure investment will have a negative impact on the overall industry and our sales into these end market segments.

We may be unsuccessful in developing and selling new products required to maintain or expand our business

We operate in a dynamic environment characterized by price erosion, rapid technological change and design and other technological obsolescence. Our competitiveness and future success depend on our ability to achieve design wins for our products with current and future customers and introduce new or improved products that meet customer needs while achieving favorable margins. A failure to achieve design wins, to introduce these new products in a timely manner or to achieve market acceptance for these products, could harm our business.

The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

     .    timely and efficient completion of process design and development;

     . timely and efficient implementation of manufacturing and assembly processes;

     .    product performance;

     .    the quality and reliability of the product; and

     .    effective marketing, sales and service.

The failure of our products to achieve market acceptance due to these or other factors could harm our business.

Our products may be found to be defective, product liability claims may be asserted against us and we may not have sufficient liability insurance

One or more of our products may be found to be defective after shipment, requiring a product replacement, recall or a software fix which would cure the defect but impede performance. We may also be subject to product returns which could impose substantial costs and harm our business.

Product liability claims may be asserted with respect to our technology or products. Although we currently have product liability insurance, there can be no assurance that we have obtained sufficient insurance coverage or that we will have sufficient resources to satisfy any product liability claims.

Our share price could be subject to extreme price fluctuations, and shareholders could have difficulty trading shares

The markets for high technology companies in particular have been volatile, and the market price of our common stock has been and may continue to be subject to significant fluctuations. Fluctuations could be in response to operating results, announcements of technological innovations and market conditions for technology stocks in general. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the price of our common stock.

In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company's stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management's attention and resources.

In addition, the future sale of a substantial number of shares of common stock by us or by our existing stockholders may have an adverse impact on the market price of the shares of common stock. There can be no assurance that the trading price of our common stock will remain at or near its current level.

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 62% of net sales in the fiscal year ended January 27, 2002. Sales to our customers located in Taiwan constituted 22% of net sales for fiscal year 2002. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts and accounts receivable, exist in nondollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The nondollar-denominated currencies are principally Euro and British Pounds Sterling. Additionally, certain of our current and long-term liabilities are denominated principally in British Pounds Sterling currency, which are also sensitive to foreign currency exchange rate fluctuations. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances could harm our business.

Our future operating results may fluctuate, fail to match past performance or fail to meet expectations

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our operating results may fluctuate as a result of:

     . general economic conditions in the countries where we sell our products;

     . seasonality and variability in the computer market and our other end markets;

     .    the timing of new product introductions by us and our competitors;

     .    product obsolescence;

     . the scheduling, rescheduling or cancellation of orders by our customers;

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers could adversely affect our operations

Historically, we have had significant customers that individually accounted for approximately 10% of consolidated revenues in certain quarters. The identity of our largest customers has varied from year to year. For the fiscal year 2002 and fiscal year 2001, one of our ATE end customers, including its subcontractors, accounted for approximately 13% and 14%, respectively, of net sales. For fiscal year 2002, one of our Asian distributors accounted for approximately 12% of net sales.

We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term supply contracts. The loss of any significant customer, any material reduction in orders by any of our significant customers, the cancellation of a significant customer order or the cancellation or delay of a customer's significant program or product could harm our business.

We have acquired and may continue to acquire other companies and may be unable to successfully integrate these companies into our operations

In the past we have expanded our operations through strategic acquisitions and we may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies into our operations or if integration is more difficult than anticipated, then we may experience disruptions that could harm our business. Some of the risks that may affect our ability to integrate acquired companies include those associated with:

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



We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Fairchild Semiconductor and Intersil Semiconductor, with respect to our power management products; ST Microelectronics N.V., with respect to our protection products; Analog Devices, Maxim Integrated Products, ON Semiconductor and Micrel Semiconductor, with respect to our high performance products; Zarlink Semiconductor and Silicon Laboratories, with respect to our advanced communications products; and Philips Semiconductors and Synaptics Inc., with respect to our intelligent input/output devices. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

     . success in designing and manufacturing new products that implement new technologies;

     . protection of our processes, trade secrets and know-how;

     . maintaining high product quality and reliability;

     . pricing policies of our competitors;

     . performance of competitors' products;

     . ability to deliver in large volume on a timely basis;

     . marketing, manufacturing and distribution capability; and

     . financial strength.

To the extent that our products achieve market success, competitors typically seek to offer competitive products or lower prices, which, if successful, could harm our business.

We must commit resources to product production prior to receipt of purchase commitments and could lose some or all of the associated investment

Sales are made primarily on a current delivery basis pursuant to purchase orders that may be revised or cancelled by our customers without penalty, rather than pursuant to long-term supply contracts. Some contracts require that we maintain inventories of certain products at levels above the anticipated needs of our customers. As a result, we must commit resources to the production of products without binding purchase commitments from customers. Our inability to sell products after we devote significant resources to them could harm our business.

The loss of any of our key personnel or the failure to attract or retain the specialized technical and management personnel could impair our ability to grow our business

Our future success depends upon our ability to attract and retain highly qualified technical, marketing and managerial personnel. We are particularly dependent upon the continued services of John D. Poe, our Chief Executive Officer. We are also dependent on a relatively small group of key technical personnel with analog and mixed-signal expertise. Personnel with highly skilled managerial capabilities, analog and mixed-signal design expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel in the future. If we are unable to retain the services of Mr. Poe or existing key employees or are unsuccessful in attracting new highly qualified employees, our business would be harmed.

We are subject to environmental regulations which may require us to incur significant expenditures

We are subject to a variety of United States federal, foreign, state and local governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur substantial additional expenses, product costs could significantly increase, thus harming our business. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could harm our business.

Major earthquakes may cause us significant losses

Our corporate headquarters, a portion of our manufacturing facilities, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We do not maintain earthquake insurance and could be harmed in the event of a major earthquake.

Terrorist attacks, such as the attacks that occurred on September 11, 2001, and other acts of violence or war may negatively affect our operations and your investment

The terrorist attacks that took place on September 11, 2001 resulted in interruption to the business activities of many entities, business losses and overall disruption of the U.S. economy at many levels. There may be further terrorist attacks. These attacks or armed conflicts that result may directly impact our physical facilities or those of our customers and suppliers. Additionally, these attacks and the military response may cause some of our customers or potential customers to reduce the level of expenditures on their services and products that ultimately may reduce our revenue. The consequences of these reductions are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. For example, as a result of these attacks, insurance premiums for businesses may increase and the scope of coverage may be decreased. Consequently, we may not be able to obtain adequate insurance coverage for our business and properties. Furthermore, following these attacks, governmental agencies have been planning and implementing numerous changes in the transportation industry. We cannot predict how these changes will affect our ability to timely import materials from our suppliers located outside the United States or if there will be any impact on our ability to deliver our products to our customers without incurring significant delays. To the extent that these disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market our services and products, our business and results of operations could be harmed.

We may be unable to adequately protect our intellectual property rights

We pursue patents for some of our new products and unique technologies, but we rely primarily on a combination of nondisclosure agreements and other contractual provisions, as well as our employees' commitment to confidentiality and loyalty, to protect our know-how and processes. We intend to continue protecting our proprietary technology, including through trademark and copyright registrations and patents. Despite this intention, we may not be successful in achieving adequate protection. Our failure to adequately protect our material know-how and processes could harm our business. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and intellectual property rights. Due to the number of competitors, patent infringement is an ongoing risk since other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management's resources. If one of our products is found to infringe, we may have liability for past infringement and may need to seek a license going forward. If a license is not available or if we are unable to obtain a license on terms acceptable to us, we would either have to change our product so that it does not infringe or stop making the product.

We could be required to register as an investment company and become subject to substantial regulation that would interfere with our ability to conduct our business

The Investment Company Act requires the registration of companies which are engaged primarily in the business of investing, reinvesting or trading in securities, or which are engaged in the business of investing, reinvesting, owning, holding or trading in securities and which own or propose to acquire investment securities with a value of more than 40% of the company's assets on an unconsolidated basis (other than U.S. government securities and cash). We are not engaged primarily in the business of investing, reinvesting or trading in securities, and we intend to invest our cash and cash equivalents in U.S. government securities to the extent necessary to take advantage of the 40% safe harbor. To manage our cash holdings, we invest in short-term instruments consistent with prudent cash management and the preservation of capital and not primarily for the purpose of achieving investment returns. U.S. government securities generally yield lower rates of income than other short-term instruments in which we have invested to date. Accordingly, investing substantially all of our cash and cash equivalents in U.S. government securities could result in lower levels of interest income and net income.

If we were deemed an investment company and were unable to rely upon a safe harbor or exemption under the Investment Company Act, we would among other things be prohibited from engaging in certain businesses or issuing certain securities. Certain of our contracts might be voidable, and we could be subject to civil and criminal penalties for noncompliance.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Form 10-K and in the documents that are incorporated by reference, including the risk factors in this section, contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or continue," or the negative of these terms and other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including the risks faced by us described above and elsewhere in this Form 10-K.

ITEM 2.   PROPERTIES

Our headquarters facility is located in Camarillo, California where we built and own an approximately 85,000 square feet building that was completed in March of 2002. Prior to that, we had occupied a facility in Newbury Park, California, under a lease that terminates in May 2002. The Camarillo facility supports a very limited amount of test and probe activity, as well as all of our inside sales, marketing and administrative offices. The Camarillo facility serves as the business headquarters for our Rectifier and Assembly Products segment and all the product lines that make up the Standard Semiconductor Products segment, with exception of our high performance product line that is headquartered in San Diego, California.

We also own a 22,000 square feet building in Reynosa, Mexico that supports the production needs of our Rectifier and Assembly Products segment.

A 13,250 square feet facility in Santa Clara, California, that houses design engineering, test and administration, is leased until September 2003. The Santa Clara facility is a design center for our power management product line (part of the Standard Semiconductor Products segment) and the business headquarters for our Other Products segment.

We also lease a 44,000 square feet facility in Corpus Christi, Texas, which houses a wafer fabrication line, production testing and certain engineering functions for our protection product line (part of the Standard Semiconductor Products segment). In January 2002, we announced plans to close the Corpus Christi facility sometime during the coming fiscal year 2003 as part of the strategic move to obtain 100% of our silicon wafers from outside sources. The Corpus Christi lease runs through December 2021, but we have the ability to terminate it in 2011. We are investigating sublease opportunities and exploring other alternatives with respect to this property.

Our San Diego facility is an approximately 25,000 square foot building that houses design, test and administrative functions and serves as the business headquarters for our high performance product line (part of the Standard Semiconductor Product segment). The lease on this facility runs through April 2004.

We also lease space to house certain of our other design, sales and marketing facilities in Oxnard, California; Raleigh, North Carolina; Austin, Texas; France; Germany; Taiwan; Korea; Japan; Southampton, England; St. Gallen, Switzerland; and Glasgow, Scotland. Some space in New York City that previously housed our human interface product group has been sublet and we are seeking subtenants for the remaining space.

In December 2000, we purchased a parcel of land in San Diego, California for approximately $7.9 million and began exploring plans to build a facility to support our high performance product line. We deferred the project due to the significant downturn in the product line's business. On February 28, 2002 the staff of the San Diego Unified Public School District announced that it will recommend to the Board of Education that a school be built on our parcel. If our parcel is chosen for the school, we will be entitled to receive the fair market value of the property.

We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3.      LEGAL PROCEEDINGS

We periodically become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings which we believe will materially and adversely affect our business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of the security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
             MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "SMTC." The following table sets forth, for the periods indicated, the high and low closing prices of our common stock, as reported on the Nasdaq National Market, giving effect to all stock splits through the date hereof.

                                                                    High            Low
                                                                  ---------     ------------
             Fiscal Year Ended January 28, 2001
                First Quarter.............................         $ 37.94       $  25.52
                Second Quarter............................           47.06          22.50
                Third Quarter.............................           59.22          28.75
                Fourth Quarter............................           32.25          15.38
             Fiscal Year Ending January 27, 2002
                First Quarter.............................         $ 34.75       $  23.44
                Second Quarter............................           37.31          24.34
                Third Quarter.............................           40.70          25.67
                Fourth Quarter ...........................           43.38          32.31

On April 1, 2002, the reported last sale price of our common stock on the Nasdaq National Market was $37.23 per share. As of April 1, 2002, we had approximately 9,670 common stockholders of record.

The payment of dividends on our common stock is within the discretion of our board of directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future. The Company did declare two-for-one stock splits in fiscal years 2001, 2000 and 1998 in the form of 100% stock dividends to stockholders. The Company does not anticipate another stock split being declared in the foreseeable future.

ITEM 6.      SELECTED FINANCIAL DATA

The selected historical financial data for each of the fiscal years in the five-year period ended January 27, 2002 have been derived from our audited financial statements. Such information for the three fiscal years ended January 27, 2002 is contained in and should be read in conjunction with our audited financial statements and accompanying notes included in this Form 10-K.

                                                                           Fiscal Year Ended
                                                     --------------------------------------------------------------
                                                     February 1, January 31,  January 30, January 28, January 27,
                                                         1998        1999        2000         2001       2002
                                                       --------    --------    --------     --------   --------
                                                                 (in thousands, except per share data)
          Consolidated Statement of Income Data:
          Net sales.................................   $102,808    $114,519     $173,768    $256,685    $191,210
          Cost of sales.............................     53,879      60,241       82,731     111,819      97,920
          Gross profit .............................     48,929      54,278       91,037     144,866      93,290
          Operating costs and expenses
             Selling, general and administrative....     16,925      20,091       27,206      36,164      33,798
             Product development and engineering....      9,195      14,026       20,342      32,008      29,744
             One-time charges.......................      1,000       1,585          531           -       2,727
             Total operating costs and expenses.....     27,120      35,702       48,079      68,172      66,269
          Operating income .........................     21,809      18,576       42,958      76,694      27,021
          Interest and other income, net............        350         786        1,146       9,334       6,811
          Income before taxes and extraordinary
          item .....................................     22,159      19,362       44,104      86,028      33,832
          Provision for taxes.......................      7,398       6,467       14,709      25,808       9,473
          Income before extraordinary gain..........     14,761      12,895       29,395      60,220      24,359
          Extraordinary gain on extinguishment
          of debt, net of tax.......................          -           -            -           -       1,644
          Net income................................     14,761      12,895       29,395      60,220      26,003
          Net income before extraordinary gain
          per share:
             Basic..................................   $   0.26    $   0.22     $   0.48    $   0.91    $   0.35
             Diluted................................   $   0.24    $   0.20     $   0.42    $   0.79    $   0.31
          Extraordinary gain on extinguishment
          of debt, net of tax per share:
             Basic..................................   $      -    $      -     $      -    $      -    $   0.02
             Diluted................................   $      -    $      -     $      -    $      -    $   0.02
          Net income per share:
             Basic..................................   $   0.26    $   0.22     $   0.48    $   0.91    $   0.37
             Diluted................................   $   0.24    $   0.20     $   0.42    $   0.79    $   0.33
          Weighted average number of shares:
             Basic..................................     55,912      58,688       61,670      66,247      69,983
             Diluted................................     60,472      63,568       70,630      76,527      77,747

                                                                     As of
                                        --------------------------------------------------------------
                                         February 1, January 31,  January 30, January 28, January 27,
                                             1998        1999        2000         2001        2002
                                         ----------- -----------  ----------- ----------- -----------
                                                                (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments.     $20,660     $42,683      $63,291    $530,979    $543,502
Working capital........................      41,312      65,844       96,687     530,737     402,970
Total assets...........................      67,135      92,556      149,350     677,288     690,401
Convertible subordinated notes.........           -           -            -     400,000     364,320
Total stockholders' equity.............      54,661      79,771      125,482     242,357     298,795

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. In addition to historical information, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this Form 10-K. We assume no obligation to update any of the forward-looking statements after the date of this Form 10-K.


Overview

We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, computer gaming systems, personal digital assistants (PDAs), cellular phones, wireline networks, wireless base stations and automated test equipment (ATE). Products within the communications market include products for local area networks, metro and wide area networks, cellular phones and base-stations. Industrial applications include ATE, medical devices and factory automation systems. Our end customers are primarily original equipment manufacturers and their suppliers, including Acer, Agilent, Cisco, Compaq, Dell, First International, IBM, Intel, Microstar, Motorola, Samsung and Sony.

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, receipt by the customer has been confirmed, the fee is fixed or determinable and collectibility is probable. Product design and engineering revenue is recognized during the period in which services are performed. We defer revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end users. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. We determine the cost of inventory by the first-in, first-out method. Our operating costs and expenses generally consist of selling, general and administrative (SG&A), product development and engineering costs (R&D), costs associated with acquisitions, and other operating related charges.

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result we rely on orders received and shipped within the same quarter. Sales made directly to original equipment manufacturers during fiscal year 2002 were 70% of net sales. The remaining 30% of net sales were made through independent distributors.

We divide and operate our business based on three reportable segments: Standard Semiconductor Products, Rectifier and Assembly Products, and Other Products. We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our power management, protection, high-performance, advanced communications and human input/system management product lines. The Rectifier and Assembly Products segment includes our line of assembly and rectifier devices which are the remaining products from our original founding as a supplier into the military and aerospace market. The Other Products segment is made up of other custom integrated circuit (IC) and foundry sales.

Our business involves reliance on foreign-based entities. Several of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the fiscal year ended January 27, 2002, approximately 28% of our silicon was manufactured in China. During fiscal years 2002, 2001 and 2000, foreign sales constituted 62%, 58%, and 64%, respectively, of our net sales. Approximately three-fourths of foreign sales are to customers located in the Asia-Pacific region. The remaining are to customers in Europe.

One of our strategies is to expand our business through strategic acquisitions. Over the past several years, we have made several small acquisitions in order to increase our pool of skilled technical personnel and penetrate new market segments, such as high performance, advanced communications and system management devices. These acquisitions include: USAR Systems Incorporated; Practical Sciences, Inc.; Acapella Limited; and Edge Semiconductor. The acquisitions of USAR, Acapella and Edge were accounted for as poolings of interests.


Results of Operations

     Fiscal Year 2002 Compared With Fiscal Year 2001

Net Sales. Net sales for fiscal year 2002 were $191.2 million, a decline of 26% compared to $256.7 million for fiscal year 2001. Overall semiconductor industry conditions were very weak during fiscal year 2002, as were the end markets that we serve. The weakest end markets for fiscal year 2002 were the industrial market and the wireline portion of the communications market. Sales of our Standard Semiconductor Products segment shrank 24% in fiscal year 2002. Rectifier and Assembly Products' sales declined 26% and our Other Products segment declined 53% in fiscal year 2002.

Standard Semiconductor Products represented about 92% of net sales in fiscal year 2002. The decline in sales in this segment was due to both weak industry conditions and weak demand from customers. Only the power management product line within the Standard Semiconductor Products segment grew in the year, while all other product lines in the segment declined. The power management product line benefited from strength in computer and wireless applications. The largest absolute dollar declines in net sales within the segment were in our protection and high performance product lines. The protection product line was hurt by weakness in the wireline segment of the communications market and price declines in portable applications. High performance product line sales were impacted by a severe downturn in the ATE portion of the industrial market.

Sales of our Rectifier and Assembly Products segment declined due to weak industry conditions and a strategic focus on proprietary products. Other Products declined as a result of a strategic de-emphasis of custom and foundry services. We plan to eventually exit the custom and foundry product offerings.

In fiscal year 2001, favorable market conditions benefited all three of our reportable segments. The Standard Products segment was most benefited by a large increase in sales of our high performance and protection product lines. On an absolute dollar basis, these two product lines had the largest impact on our increase in net sales. Sales of these two product lines were benefited by strength in the communications end market and the test equipment area of the industrial end market. Our power management product line (also part of our Standard Products segment) sales' grew only slightly in fiscal year 2001 due in part to weak demand from computer related customers.

Gross Profit. Gross profit for fiscal year 2002 was $93.3 million, compared to $144.9 million for the prior year. This decrease was due to lower sales levels in all three of our reportable segments and one-time cost of $14.0 million for the write-down of inventory and discontinuation of certain products during the second quarter. Our gross margin was 49% for fiscal year ended January 27, 2002, compared to a gross margin of 56% for fiscal year ended January 28, 2001.

The write-down of inventory and discontinuation of certain products during the second quarter was the result of a critical review we conducted during that quarter. A severe industry downturn and a related drop in demand from end customers made certain inventories excess and obsolete, and certain product lines non-strategic. Of the $14.0 million write-down of inventory and discontinuation of certain products, $13.4 million was associated with the Standard Products segment, $400,000 with the Rectifier and Assembly Products segment and $150,000 with the Other Products segment. In the fourth quarter of fiscal year 2002, we recorded a one-time gain of $68,000 on the sale of inventory of the Standard Products segment that had been reserved during the second quarter.

Operating Costs and Expenses. Operating costs and expenses were $66.3 million, or 35% of net sales, for the fiscal year 2002. Operating costs and expenses for fiscal year 2001 were $68.2 million, or 27% of net sales. The decline in absolute dollars of operating costs and expenses was the result of cost cutting measures, which included headcount reductions and declines in variable expense items. Despite an absolute drop in operating costs and expenses, these costs went up as a percent of net sales due to the much lower revenue base.

Operating costs and expenses for fiscal year 2002 include one-time costs of $2.0 million associated with an approximate 200-person reduction in headcount made in the first half of the year and one-time costs of $765,000 associated with a pending Superfund settlement. As of January 27, 2002, $231,000 of the one-time headcount reduction costs have yet to be paid out in cash.

Operating Income. Operating income was $27.0 million in fiscal year 2002, down from operating income of $76.7 million in fiscal year 2001. Operating income was impacted by a 26% decline in net sales, a drop to 49% gross margin and one-time costs of $2.7 million related to headcount reductions and a pending Superfund settlement.

We evaluate segment performance based on net sales and operating income of each segment. Operating income for the Standard Semiconductor Products segment declined 64% in fiscal year 2002. Operating income in the Standard segment was benefited by an increase in power management product line sales and was most hurt by large declines in our protection and high performance product lines. In fiscal year 2001, the high performance product line had operating margins above our consolidate average.

Operating income for the Rectifier and Assembly Products segment increased by 11%, while the Other Products segment decreased 73% in fiscal year 2002. Rectifier and Assembly Products operating income improved due to higher gross margin and lower operating expenses associated with this segment. Other Products' operating margin reflected poor efficiencies associated with a lower sales level.

Operating income for the Standard Semiconductor Products segment in fiscal year 2001 was benefited by a significant increase in our protection and high performance product line sales, which had above corporate average operating margins. Operating income for the Rectifier and Assembly Products segment increased in fiscal year 2001 due to a shift in manufacturing to our lower-cost facility in Mexico and reduced overhead. Other Products operating income decreased due to lower gross margins and underutilized overhead.

Interest and Other Income. Net interest and other income of $6.8 million was realized in fiscal year 2002. For fiscal year 2001, interest and other income was $9.3 million. Other income and expenses is primarily interest income from investments and interest expense associated with our outstanding convertible subordinated notes. The decline in interest and other income in fiscal year 2002 was mostly due to lower rates of return on our investments as compared to the prior year.

Provision for Taxes. Provision for income taxes, excluding the tax effect of extraordinary gains, was $9.5 million for fiscal year ended January 27, 2002, compared to $25.8 million in the fiscal year ended January 28, 2001. The effective tax rate for fiscal years 2002 and 2001 were 28% and 30%, respectively. The decline is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

Extraordinary Gain. For fiscal year 2002, we reported an extraordinary gain on extinguishment of debt, net of tax, in the amount of $1.6 million. The gross amount of the gain was $2.3 million and the associated tax was $639,000. The gain was a result of our repurchase of 35,680 of our $1,000 face value convertible subordinated notes below their stated par value. We had no extraordinary gain in the prior fiscal year.

     Fiscal Year 2001 Compared With Fiscal Year 2000

Net Sales. Net sales for fiscal year 2001 were $256.7 million, compared to $173.8 million for fiscal year 2000, a 48% increase. This increase was due in part to favorable market conditions in the overall semiconductor industry and the growth in sales into the communications and industrial end market. Sales of our Standard Semiconductor Products segment grew 52% in fiscal year 2001. Rectifier and Assembly Products' sales increased 25% and our Other Products segment grew 7% in fiscal year 2001.

Standard Semiconductor Products represented about 91% of net sales in fiscal year 2001, while Rectifier and Assembly Products' sales were 6% and our Other Products were 3% of net sales. Favorable market conditions benefited all three of our reportable segments. The Standard Products segment was most benefited by a large increase in sales of our high performance and protection product lines. On an absolute dollar basis, these two product lines had the largest impact on our increase in net sales. Sales of these two product lines were benefited by strength in the communications end market and the test equipment area of the industrial end market. Our power management product line (also part of our Standard Products segment) sales' grew only slightly in fiscal year 2001 due in part to weak demand from computer related customers.

Gross Profit. Gross profit for fiscal year 2001 was $144.9 million, compared to $91.0 million for the comparable period in the prior year, a 59% increase. Our gross margin was 56% for fiscal year 2001. This compared to a gross margin of 52% for fiscal year 2000. The improvement is attributed to increased operating efficiencies associated with higher shipment levels, higher revenue contribution from products introduced in the eighteen months ending prior to the end of the period, and a favorable shift in product mix toward higher margin product lines.

Operating Costs and Expenses. Operating costs and expenses were $68.2 million, or 27% of net sales, for fiscal year 2001. Operating costs and expenses for fiscal year 2000 were $48.1 million, or 28% of net sales. Operating costs and expenses, as a percentage of net sales, were lower for fiscal year 2001 than previous levels due to higher shipment rates and greater efficiencies.

Operating costs and expenses for fiscal year 2000 include one-time costs of $531,000 associated with the December 1999 acquisition of USAR Systems.

Operating Income. Operating income was $76.7 million in fiscal year 2001, up from operating income of $43.0 million in fiscal year 2000. Operating income was impacted by a 48% increase in net sales and an increase to 56% gross margin from 52% in the prior year. Fiscal year 2000 operating income was impacted by a one-time acquisition cost of $531,000.

Operating income for the Standard Semiconductor Products segment in fiscal year 2001 was $71.2 million, an increase of 71% over the prior fiscal year. Operating income in the Standard segment was benefited by a significant increase in our protection and high performance product line sales, which had above our consolidated average operating margins.

Operating income for the Rectifier and Assembly Products increased to $3.4 million in fiscal year 2001, up 353% from 745,000 in fiscal year 2000. The increase was largely due to a shift in manufacturing to our lower-cost facility in Mexico and reduced overhead. Other Products operating income was $2.1 million in fiscal year 2001, up from $1.1 million in the prior year, as a result of better overhead utilization and reduced costs associated with this segment.

Interest and Other Income. Interest and other income of $9.3 million was realized in fiscal year 2001, up significantly from interest and other income of $1.1 million in fiscal year 2000. Interest and other income in fiscal year 2001 is comprised primarily of interest income. For fiscal year 2000, interest and other income and expense was primarily interest income. The significant increase in interest and other income in fiscal year 2001 over the prior year was income attributable to cash provided by the February 2000 issuance of $400.0 million of our convertible subordinated notes. Interest income from investments made with these proceeds exceeded the fixed interest expense paid to bond holders.

Provision for Taxes. Provision for income taxes was $25.8 million in fiscal year 2001, an effective tax rate of 30%. Provision for income taxes was $14.7 million in fiscal year 2000, an effective tax rate of 33%. The decline is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

Selected Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited consolidated statements of income data for each of the eight quarterly periods ended January 27, 2002, as well as that data expressed as a percentage of our net sales for the quarters presented. You should read this information in conjunction with our consolidated financial statements and related notes appearing in this Form 10-K. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, and, in the opinion of our management, it reflects all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

                                                                           Quarter Ended
                                        ------------------------------------------------------------------------------------
                                         April 30,  July 30,  Oct. 29,   Jan. 28,  April 29,  July 29,  Oct. 28,   Jan. 27,
                                           2000       2000      2000       2001      2001       2001       2001      2002
                                         ---------  --------  --------  ---------  ---------  --------  --------   --------
Net Sales......................           $57,412   $60,646   $69,012    $69,615    $60,528   $40,532   $43,745    $46,405

Cost of Sales...................................   26,220     27,006     29,553    29,040     25,442    32,537     19,616    20,325
                                                  -------    -------    -------   -------    -------   -------    -------   -------
Gross Profit....................................   31,192     33,640     39,459    40,575     35,086     7,995     24,129    26,080
Operating costs and expenses:
        Selling, general & engineering..........    8,220      8,638      9,546     9,760      9,922     8,008      7,982     7,886
        Product development & engineering.......    7,045      7,721      8,615     8,627      8,048     7,319      7,150     7,227
       One-time charges.........................        -          -          -         -        951     1,776          -         -
                                                  -------    -------    -------   -------    -------   -------    -------   -------
       Total operating costs and expenses.......   15,265     16,359     18,161    18,387     18,921    17,103     15,132    15,113
                                                  -------    -------    -------   -------    -------   -------    -------   -------
Operating income................................   15,927     17,281     21,298    22,188     16,165    (9,108)     8,997    10,967
Interest and other income, net..................    1,329      2,311      2,758     2,936      2,119     1,799      1,718       843
Income before taxes and extraordinary items.....   17,256     19,592     24,056    25,124     18,284    (7,309)    10,715    11,810
Provisions for taxes............................    5,177      5,878      7,216     7,537      5,306    (2,232)     3,000     3,068
                                                  -------    -------    -------   -------    -------   -------    -------   -------
Net income before extraordinary items...........  $12,079    $13,714    $16,840   $17,587    $12,978   $(5,077)   $ 7,715   $ 8,742
                                                  -------    -------    -------   -------    -------   -------    -------   -------
Extraordinary gain, net of tax..................        -          -          -         -        239         -      1,405         -
                                                  -------    -------    -------   -------    -------   -------    -------   -------
Net income......................................  $12,079    $13,714    $16,840   $17,587    $13,217   $(5,077)   $ 9,120   $ 8,742
                                                  =======    =======    =======   =======    =======   =======    =======   =======
Net income before extraordinary items per share:
         Basic..................................  $  0.19    $  0.21    $  0.25   $  0.26    $  0.19   $ (0.07)   $  0.11   $  0.12
                                                  =======    =======    =======   =======    =======   =======    =======   =======
         Diluted................................  $  0.16    $  0.18    $  0.22   $  0.23    $  0.17   $ (0.07)   $  0.10   $  0.11
                                                  =======    =======    =======   =======    =======   =======    =======   =======
Net income per share:
         Basic..................................  $  0.19    $  0.21    $  0.25   $  0.26    $  0.19   $ (0.07)   $  0.13   $  0.12
                                                  =======    =======    =======   =======    =======   =======    =======   =======
         Diluted................................  $  0.16    $  0.18    $  0.22   $  0.23    $  0.17   $ (0.07)   $  0.12   $  0.11
                                                  =======    =======    =======   =======    =======   =======    =======   =======
Weighted average number of shares:
        Basic...................................   64,682     65,820     66,923    67,582     68,467    69,446     70,605    71,425
        Diluted.................................   74,764     75,828     77,114    76,208     77,120    69,446     78,338    78,792

                                                                                Quarter Ended
                                              ----------------------------------------------------------------------------------
                                               April 30, July 30,  Oct. 29,   Jan. 28,  April 29,  July 29,  Oct. 28,   Jan. 28,
                                                 2000      2000      2000       2001       2001      2001      2001       2002
                                               -------   -------   -------    -------    -------   -------    -------   -------
As a Percentage of Net Sales:
Net sales....................................    100.0%    100.0%    100.0%     100.0%     100.0%    100.0%     100.0%    100.0%
Cost of sales................................     45.7      44.5      42.8       41.7       42.0      80.3       44.8      43.8
                                               -------   -------   -------    -------    -------   -------    -------   -------
Gross profit.................................     54.3      55.4      57.1       58.3       58.0      19.7       55.1      56.2
Operating costs and expenses:
     Selling, general and administrative.....     14.3      14.2      13.8       14.0       16.4      19.8       18.2      17.0
     Product development & engineering.......     12.3      12.7      12.5       12.4       13.3      18.1       16.3      15.6
     One-time charges........................        -         -         -          -        1.6       4.4          -         -
                                               -------   -------   -------    -------    -------   -------    -------   -------
     Total operating costs & expenses........     26.6      27.0      26.3       26.4       31.3      42.2       34.6      32.6
Operating income.............................     27.7      28.5      30.9       31.9       26.7     (22.5)      20.6      23.6
Interest and other income, net...............      2.3       3.8       4.0        4.2        3.5       4.4        3.9       1.8
                                               -------   -------   -------    -------    -------   -------    -------   -------
Income before taxes and extraordinary items..     30.1      32.3      34.9       36.1       30.2     (18.0)      24.5      25.4
Provision for taxes..........................      9.0       9.7      10.5       10.8        8.8      (5.5)       6.9       6.6
                                               -------   -------   -------    -------    -------   -------    -------   -------
Net income before extraordinary items........     21.0      22.6      24.4       25.3       21.4     (12.5)      17.6      18.8
                                               -------   -------   -------    -------    -------   -------    -------   -------
Extraordinary gain, net of tax...............        -         -         -          -        0.4         -        3.2         -
                                               -------   -------   -------    -------    -------   -------    -------   -------
Net income...................................     21.0%     22.6%     24.4%      25.3%      21.8%    (12.5)%     20.8%     18.8%
                                               =======   =======   =======    =======    =======   =======    =======   =======

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets and liabilities.

On February 14, 2000, we completed a private offering of $400.0 million principal amount of convertible subordinated notes that bear interest at the rate of 4-1/2% per annum and are convertible into our common stock at a conversion price of $42.23 per share. The notes are due in 2007 and redeemable in 2003. We have used the net proceeds of the notes offering, in part, for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, we may use a portion of the net proceeds from the notes offering to acquire or invest in complementary businesses, technologies, services or products.

As of January 27, 2002, we had working capital of $403.0 million, compared with $530.7 million as of January 28, 2001. The ratio of current assets to current liabilities as of January 27, 2002 was 15.8 to 1, compared to 16.2 to 1 as of January 28, 2001. The drop in working capital as of January 27, 2002 was mostly the result of an increase in investments with maturities greater than one year.

Cash provided by operating activities was $64.7 million for fiscal year 2002, compared to $86.0 million for fiscal year 2001. Net income for fiscal year 2002 was reduced by non-cash charges for depreciation and amortization of $10.3 million. Net operating cash flows were positively impacted by net income of $26.0 million and by a decrease in receivables and inventories, tax benefit from stock option exercises, income taxes payable and other assets. These were partially offset by increases in deferred income taxes, accounts payable and accrued liabilities, and other liabilities.

Investing activities used $305.7 million for fiscal year 2002 compared to $212.4 million used in fiscal year 2001. Investing activities for both periods consists of increases in temporary investments, purchases of long-term investments, and capital expenditures. Investing activities for fiscal year 2002 included proceeds of $731,000 from the sale of assets.

Our financing activities used $36.2 million during fiscal year 2002 and added $404.5 million in the prior year. Financing activities for fiscal year 2002 reflect the proceeds from stock option exercises, which were more than offset by cash used to repurchase common stock and long-term debt. Financing activities for fiscal year 2001 reflect the proceeds, net of related fees, from the issuance of $400.0 million of convertible subordinated notes and cash provided by stock option exercises and other long term financing items.

We do not have any off balance sheet financing activities and do not have any special purpose entities. As of January 27, 2002, we have approximately $8.2 million in operating lease commitments that extend over a six year period. The portion of these operating lease payments due during the coming fiscal year is less than $1.8 million. As of January 27, 2002, we had no borrowings outstanding under any credit facility.

     Contractual Obligations:

                                               Payments due by period
                                   ---------------------------------------------
                  (in thousands)             Less
                                             than                        After 5
                                     Total  1 year  2-3 years 4-5 years   years
                                   ---------------------------------------------
          Long-term debt.......... $364,320 $    -    $    -   $364,320  $    -
          Operating leases........    8,224  1,793     2,540      1,655   2,236
                                   ---------------------------------------------
          Total contractual cash
                 obligations...... $372,544 $1,793    $2,540   $365,975  $2,236
                                   ======== ======    ======   ========  ======

In order to develop, design and manufacture new products, we have made significant expenditures during the past five years. These investments aimed at developing new products, including the hiring of many design and applications engineers and related purchase of equipment, will continue. We intend to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by operations and investments.

Purchases of new capital equipment were made primarily to improve internal computer systems and expand manufacturing capacity. Funding for these purchases was made from our operating cash flows and cash reserves. We have made significant investments in product and process technology. We believe that sales generating cash flows, together with the proceeds of the notes offering and cash reserves, are sufficient to fund operations and capital expenditures for the foreseeable future.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Critical Accounting Policies

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policy," we identified the most critical accounting policies upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or objective decisions or assessments. We identified our most critical accounting policies to be related to revenue recognition, inventory valuation and use of estimates. We state these accounting policies in the notes to the consolidated financials statements and at relevant sections in this management's discussion and analysis.

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

The FASB recently approved two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinue amortization of goodwill, define when and how intangible assets are amortized, and require an annual impairment test for goodwill. We have adopted these statements effective January 28, 2002. We believe that adoption of these standards will not have a material impact on our results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this statement effective January 26, 2003. We do not expect that the adoption of SFAS No. 143 will have a material impact on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provision of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). SFAS 144 also resolves significant implementation issues related to Statement 121. We have adopted this statement effective with the fiscal year beginning January 28, 2002. We are currently reviewing these standards to determine the impact on our results of operations and financial position, however, we do not expect that the adoption of this statement will have material impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency Risk

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Because of the relatively small size of each individual currency exposure, we do not employ hedging techniques designed to mitigate foreign currency exposures. Likewise, we could experience unanticipated currency gains or losses. Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results.

Certain of our assets, including certain bank accounts and accounts receivable, exist in nondollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The nondollar-denominated currencies are principally Euro and British Pounds Sterling. Additionally, certain of our current and long-term liabilities are denominated principally in British Pounds Sterling currency, which are also sensitive to foreign currency exchange rate fluctuations.

Substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

Interest Rate Risk

As of January 27, 2002, we had $364.3 million in long-term debt outstanding at a fixed interest rate of 4 1/2 % per annum. We do not currently hedge any potential interest rate exposure. Interest rates affect our return on excess cash and investments. A significant decline in interest rates would reduce the amount of interest income generated from our excess cash and investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED JANUARY 27, 2002
(In thousands, except earnings per share data)

                                                                    2002             2001             2000
------------------------------------------------------------------------------------------------------------
NET SALES                                                         $191,210         $256,685         $173,768
Cost of Sales                                                       97,920          111,819           82,731
                                                                  --------         --------         --------
Gross Profit                                                        93,290          144,866           91,037
                                                                  --------         --------         --------
Operating costs and expenses:
Selling, general and administrative                                 33,798           36,164           27,206
Product development and engineering                                 29,744           32,008           20,342
Restructuring charge                                                 2,727               -                 -
Acquisition costs                                                       -                -               531
                                                                  --------         --------         --------
Operating costs and expenses                                        66,269           68,172           48,079
                                                                  --------         --------         --------
Operating Income                                                    27,021           76,694           42,958

Interest expense                                                   (18,917)         (18,718)             (57)
Interest and other income, net                                      25,728           28,052            1,203
                                                                  --------         --------         --------
Income before provision for taxes                                   33,832           86,028           44,104
Provision for taxes                                                  9,473           25,808           14,709
                                                                  --------         --------         --------
Income before extraordinary gain                                    24,359           60,220           29,395
Extraordinary gain on extinguishment of debt, net of tax             1,644                -                -
                                                                  --------         --------         --------
NET INCOME                                                        $ 26,003         $ 60,220         $ 29,395
                                                                  ========         ========         ========
Earnings per share:
Basic earnings per share -
Income before extraordinary gain                                  $   0.35         $   0.91         $   0.48
Extraordinary gain on extinguishment of debt, net of tax          $   0.02         $      -         $      -
Net income                                                        $   0.37         $   0.91         $   0.48

Diluted earnings per share -
Income before extraordinary gain                                  $   0.31         $   0.79         $   0.42
Extraordinary gain on extinguishment of debt, net of tax          $   0.02         $      -         $      -
Net income                                                        $   0.33         $   0.79         $   0.42

Weighted average number of shares -
Basic                                                               69,983           66,247           61,670
Diluted                                                             77,747           76,527           70,630

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 27, 2002 AND JANUARY 28, 2001
(In thousands, except share data)

                                                                               2002        2001
  -------------------------------------------------------------------------------------------------
    ASSETS
    Current assets:
    Cash and cash equivalents                                                $ 46,300    $323,182
    Temporary investments                                                     324,870     148,582
    Receivables, less allowances of $973 in 2002 and $1,100 in 2001            19,181      37,935
    Inventories                                                                22,728      31,595
    Income taxes refundable                                                     2,019           -
    Deferred income taxes                                                      11,786      19,993
    Other current assets                                                        3,372       4,381
                                                                             --------    --------

    Total current assets                                                      430,256     565,668

    Property, plant and equipment, net                                         51,516      40,064

    Investments with maturities in excess of 1 year                           172,332      59,215

    Deferred income taxes                                                      27,659         936

    Other assets                                                                8,638      11,405
                                                                             --------    --------

    TOTAL ASSETS                                                             $690,401    $677,288
                                                                             ========    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable                                                         $  7,341    $ 12,934
    Accrued liabilities                                                        16,845      18,925
    Deferred revenue                                                            1,936       2,049
    Income taxes payable                                                        1,099         756
    Other current liabilities                                                      65         267
                                                                             --------    --------
    Total current liabilities                                                  27,286      34,931

    Convertible subordinated debentures                                       364,320     400,000

    Commitments and contingencies
    Stockholders' equity:
    Common stock, $0.01 par value, 250,000,000 authorized
    72,148,573 issued and outstanding in 2002 and 68,158,882 issued and           722         682
    68,116,382 outstanding in 2001
    Treasury stock, 42,500 at cost in 2001                                          -      (1,018)
    Additional paid-in capital                                                162,856     111,303
    Retained earnings                                                         131,459     131,718
    Accumulated other comprehensive income (loss)                               3,758        (328)
                                                                             --------    --------

    Total stockholders' equity                                                298,795     242,357
                                                                             --------     -------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $690,401    $677,288
                                                                             ========    ========

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME THREE YEARS ENDED JANUARY 27, 2002
(In thousands, except share amounts)

                                           Common Stock
                                 ---------------------------------
                                                                                                   Accumulated
                                                        Additional                                    Other
                                   Number                Paid-in     Retained      Treasury       Comprehensive     Stockholders'
                                 of Shares    Amount     Capital     Earnings    Stock, at Cost   Income (Loss)         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999     60,775,920        608       30,005       49,411           -                (253)           79,771
===================================================================================================================================
Comprehensive income:
  Net income                             -          -            -       29,395           -                   -            29,395
  Translation adjustment                 -          -            -            -           -                  32                32
                                                                                                                        ---------
Comprehensive income                     -          -            -            -           -                   -            29,427
Effect of pooling with USAR
  Systems                          990,808         10        1,224         (143)          -                   -             1,091
Treasury stock repurchase       (1,402,000)         -            -            -     (13,836)                              (13,850)
Reissued treasury stock          1,382,000          -            -       (7,165)     13,836                   -             6,685
Purchase of Practical Sciences      20,000          -          349            -           -                   -               349
Exercise of stock options        2,329,776         23        5,035            -           -                   -             5,058
Tax benefit from exercised
  stock options                          -          -       16,951            -           -                   -            16,951
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 30, 2000     64,096,504        641       53,564       71,498           -                (221)          125,482
===================================================================================================================================
Comprehensive income:
  Net income                             -          -            -       60,220           -                   -            60,220
  Translation adjustment                 -          -            -            -           -                (107)             (107)
                                                                                                                        ----------
Comprehensive income                     -          -            -            -           -                   -            60,113
Treasury stock repurchase          (42,500)         -            -            -      (1,018)                               (1,018)
Exercise of stock options        4,062,378         41       16,946            -           -                   -            16,987
Tax benefit from exercised
  stock options                          -          -       40,793            -           -                   -            40,793
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 28, 2001     68,116,382      $ 682     $111,303     $131,718    $ (1,018)           $   (328)         $242,357
===================================================================================================================================
Comprehensive income:
  Net income                             -          -            -       26,003           -                   -            26,003
  Unrealized gains on
  investments                            -          -            -            -           -               3,782             3,782
  Translation adjustment                 -          -            -            -           -                 304               304
                                                                                                                         --------
Comprehensive income                     -          -            -            -           -                   -            30,089
Treasury stock repurchase       (1,187,500)         -            -            -     (32,226)                              (32,226)
Treasury stock reissued          1,230,000          -            -      (26,262)     33,244                                 6,982
Exercise of stock options        3,989,691         40       21,575            -           -                   -            21,615
Tax benefit from exercised
  stock options                          -          -       29,978            -           -                   -            29,978
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 27, 2002     72,148,573      $ 722     $162,856     $131,459    $      -            $  3,758          $298,795
===================================================================================================================================

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 27, 2002
 (In thousands)

                                                                               2002          2001          2000
 -----------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net income                                                              $  26,003     $  60,220     $  29,395
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                          10,327         8,837         4,118
         Deferred income taxes                                                 (18,516)      (13,776)      (21,487)
         Gain on disposition of property, plant and equipment                     (302)            -             -
         Gain on extinguishment of debt                                         (2,283)            -             -
         Provision for doubtful accounts                                           160           760            45
         Tax benefit from stock option exercises                                29,978        40,793        16,951
         Non-cash portion of restructuring charge                                    -             -             -
     Changes in assets and liabilities, net of effect of acquisition:
         Receivables                                                            18,594       (13,472)       (9,854)
         Inventories                                                             9,742        (5,014)       (9,778)
         Income taxes refundable                                                (2,019)            -             -
         Other current assets                                                      681        (3,407)         (823)
         Accounts payable                                                       (5,593)        2,211         5,427
         Accrued liabilities                                                    (2,080)       10,056         3,767
         Deferred revenue                                                         (113)         (506)          320
         Income taxes payable                                                      343          (633)       18,340
         Other liabilities                                                        (202)          (65)          180
                                                                             ---------     ---------     ---------
  Net cash provided by operating activities                                     64,720        86,004        36,601
  Cash flows from investing activities:
     Temporary investments, net                                               (173,370)     (130,516)      (16,418)
     Purchases of investments, maturing in excess of 1 year                   (112,253)      (59,215)            -
     Proceeds from sale of property, plant and equipment                           731             -             -
     Purchases of property, plant and equipment                                (20,812)      (22,667)      (15,009)
                                                                             ---------     ---------     ---------
  Net cash used in investing activities                                       (305,704)     (212,398)      (31,427)
  Cash flows from financing activities:
     Issuance of long-term debt, net of fees                                         -       388,489             -
     Exercise of stock options                                                  21,615        16,987         5,058
     Repurchase of treasury stock                                              (32,226)       (1,018)      (13,850)
     Reissuance of treasury stock                                                6,982             -         6,685
     Repurchase of subordinated debentures                                     (32,573)            -             -
     Effect of pooling of interests                                                  -             -         1,091
                                                                             ---------     ---------     ---------
  Net cash provided by (used in) financing activities                          (36,202)      404,458        (1,016)
  Effect of exchange rate changes on cash and cash equivalents                     304          (107)           32
                                                                             ---------     ---------     ---------
  Net increase (decrease) in cash and cash equivalents                        (276,882)      277,957         4,190
  Cash and cash equivalents at beginning of year                               323,182        45,225        41,035
                                                                             ---------     ---------     ---------
  Cash and cash equivalents at end of year                                   $  46,300     $ 323,182     $  45,225
                                                                             =========     =========     =========

See accompanying notes.

         SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Business

Semtech Corporation and its wholly owned subsidiaries (Semtech International, Semtech Corpus Christi, Semtech Limited, Semtech Santa Clara, Semtech San Diego, Acapella Limited, and Semtech New York, together, the Company) is a leading supplier of analog and mixed-signal semiconductors. The Company designs, manufacturers and markets a wide range of products for commercial applications, the majority of which are sold into the communications, industrial and computer markets. The end customers for the Company's products are primarily original equipment manufacturers, or OEMs, that produce and sell electronics. The Company's primary facilities are in Camarillo, Santa Clara and San Diego, California; Corpus Christi, Texas; St. Gallen, Switzerland; Reynosa, Mexico; and Glasgow and Southampton, United Kingdom.

Fiscal Year

The Company reports results on the basis of fifty-two and fifty-three week periods. The fiscal years ended January 27, 2002, January 28, 2001 and January 30, 2000 each consisted of fifty-two weeks.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives: buildings for thirty years; leasehold improvements for the lesser of estimated useful life or lease term; machinery and equipment for two to six years; and furniture and office equipment for three to six years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property of equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

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

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life, or a ratio of current revenues to total anticipated revenues, generally three years. Fully amortized software costs are removed from the financial records. As of January 27, 2002 and January 28, 2001, $501,000 and $960,000, respectively, of capitalized software costs are included in "Other assets" in the accompanying consolidated balance sheets. Amortization expense of capitalized software costs totaled $550,000, $426,000 and $26,000 in fiscal years 2002, 2001 and 2000, respectively, and are included in "Cost of Sales" in the accompanying consolidated statements of income.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expense or benefit is based on the changes in the deferred income tax assets or liabilities from period to period.

As of January 27, 2002 and January 28, 2001, approximately $25.1 million and $16.4 million, respectively, of unremitted income related to the Company's wholly-owned European subsidiaries are not subject to U.S. Federal and state income taxes except when such income is paid to the parent company. U.S. Federal and state income taxes have not been provided on this income as it is management's intention that these amounts will not be distributed in a taxable transaction.

Revenue Recognition

The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, receipt by the customer has occurred, the fee is fixed or determinable and collectibility is probable. Product design and engineering revenue is recognized during the period in which services are performed. The Company defers revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end users.

Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in fiscal years 2002, 2001 and 2000 were 69,983,000, 66,247,000 and 61,670,000, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of its outstanding stock options ("common stock equivalents"), or 77,747,000, 76,527,000, and 70,630,000 in fiscal years 2002, 2001 and 2000, respectively.

Options to purchase approximately 215,000, 84,000, and 200,000 shares were not included in the computation of fiscal years 2002, 2001, and 2000 diluted net income per share because such options were considered anti-dilutive. Shares associated with the Company's outstanding convertible subordinated debentures are not included in the computation of net income per share as they are anti-dilutive.

Stock Distribution

On September 26, 2000, the Company effected a two-for-one stock split in the form of a 100% stock dividend which was payable to shareholders of record as of September 5, 2000. On September 14, 1999, the Company effected a two-for-one stock split in the form of a 100% stock dividend which was payable to shareholders of record as of August 30, 1999. All shares, per share data, common stock, and stock option amounts herein have been restated to reflect the effect of these splits.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximate their fair market value due to the short-term nature of those instruments. The fair value of long-term debt obligations is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying value of these obligations approximate their fair values.

Recently Issued Accounting Standards

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provides additional guidance for the application of SFAS No. 133 for certain transactions. The Company adopted the statement in fiscal year 2002 and the adoption of this statement did not have a material impact on its financial position or results of operations.

The FASB recently approved two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. The Company adopted these statements effective January 28, 2002. The adoption of these standards will not have a material impact on the Company's results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company plans to adopt this statement effective January 26, 2003. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The Company adopted this statement effective with the fiscal year beginning January 28, 2002. The Company is currently reviewing these standards to determine the impact on its results of operations and financial position, however, the Company does not expect that the adoption of this statement to have a material impact.

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

During the third quarter of fiscal year 2000, Semtech purchased a communication design firm, Practical Sciences. Semtech issued 20,000 shares of common stock to the owner of Practical Sciences. The purchase price, based on the Company's stock price, was approximately $349,000 and resulted in goodwill of approximately $260,000, which is amortized over six years.


3.  Stock and Convertible Subordinated Debt Repurchase Programs

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

On January 4, 2001, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. On September 20, 2001, the Company indicated that its Board had authorized an additional $50.0 million in buybacks, increasing the total amount authorized under the buyback program to $100.0 million. As of January 27, 2002, the Company had repurchased 1,230,000 shares of its common stock at a cost $33.2 million under this program. All of the repurchased shares of common stock have been reissued as a result of stock options exercises. During fiscal year 2002, the Company repurchased 35,680 convertible subordinated debentures (face value of $1,000 each) at a cost of $32.6 million in open market transactions and recognized an extraordinary gain on the repurchase of these convertible subordinated debentures of $2.3 million net of associated taxes of $639,000. The Company has retired these repurchased debentures.

4. One-Time Costs

Operating income for fiscal year 2002 includes one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products; one-time costs of approximately $2.0 million associated with headcount reductions; and one-time costs of $765,000 associated with a pending Superfund settlement.

The write-down of inventory and discontinuation of certain products was the result of a critical review conducted during the second quarter. A severe industry downturn and a related drop in demand from end customers made certain inventories excess and obsolete, and certain product lines non-strategic. Of the $14.0 million write-down of inventory and discontinuation of certain products, $13.4 million was associated with the Standard Products segment, $400,000 with the Rectifier and Assembly Products segment and $150,000 with the Other Products segment.

Headcount reductions so far in fiscal year 2002 were associated with the sale of our Santa Clara, California wafer fabrication facility and general reductions in response to lower sales levels. All one-time costs for headcount reductions have been paid as of January 27, 2002, except for $231,000.

5.  Disposition of Assets

On April 23, 2001, the Company sold its Santa Clara, California wafer fab facility to STI Foundry, Inc. In exchange for approximately $1.6 million of assets associated with the facility, the Company received $1.0 million in cash and approximately a $1.4 million receivable for either future inventory or cash from the new owners. The Company expects to eventually recognize a gain of approximately $855,000 on the sale of the wafer fab. As of January 27, 2002, $548,000 of the gain was still unrecognized, which represents the uncollectable portion of the receivable. The sale of the Santa Clara wafer fab is consistent with the Company's long-term strategy to utilize already installed process technologies at third party foundries.

6.  Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet.

In fiscal year 2002, the Company changed its investment classification from "hold to maturity" to "available for sale" because it expects to sell some securities prior to maturity. All $497.2 million worth of investments are now classified as "available for sale". The Company included an unrealized gain of $3.7 million, net of tax, in the comprehensive income portion of the Consolidated Statements of Stockholders' Equity and Comprehensive Income for fiscal year 2002.

In fiscal year 2002, investments generated interest income of $25.5 million and in fiscal year 2001, investments generated interest income of $28.0 million. In fiscal year 2002, investments generated interest income of $7.2 million from government issues, $18.2 million from corporate issues and $85,000 from mortgage-backed issues. In fiscal year 2001, investments generated interest income of $5.0 million from government issues, $23.1 million from corporate issues and $121,000 from mortgage-backed issues. As of January 27, 2002, all of the Company's investments mature on various dates through fiscal year 2004.

Temporary and long-term investments consist of the following security types, stated at fair market value:

                                         2002        2001
                                       --------   ---------
                                           (thousands)
     Government Issues............     $112,321   $  61,704
     Corporate issues.............      384,881     144,403
     Mortgage-backed issues.......            -       1,690
                                       --------   ---------
        Total investments.........     $497,202   $ 207,797
                                       ========   =========

7.   Inventories

Inventories consisted of the following:

                                    2002         2001
                                   -------     -------
                                       (thousands)
     Raw materials...........      $   854     $ 2,144
     Work in process.........       14,648      20,563
     Finished goods..........        7,226       8,888
                                   -------     -------
        Total inventories....      $22,728     $31,595
                                   =======     =======

8.   Property, Plant and Equipment

Property, plant and equipment consisted of the following:

                                                              2002       2001
                                                            --------   --------
                                                                (thousands)
     Property............................................   $ 13,477   $ 13,149
     Buildings...........................................      1,097      1,103
     Leasehold improvements..............................      1,969      1,915
     Machinery and equipment.............................     36,522     37,650
     Furniture and office equipment......................     12,211      8,474
     Construction in progress............................     16,245      3,197
                                                            --------   --------
                                                              81,521     65,488
     Less accumulated depreciation and amortization......    (30,005)   (25,424)
                                                            --------   --------
        Property, plant and equipment, net...............   $ 51,516   $ 40,064
                                                            ========   ========

9.   Convertible Subordinated Debentures

On February 14, 2000, the Company completed a private offering of $400.0 million principal amount of convertible subordinated debentures that pay interest semiannually in February and July at a rate of 4 1/2% and are convertible into common stock at a conversion price of $42.23 per share. The notes are due in seven years from the date of issuance and callable by the Company after three years. In connection with these convertible subordinated debentures, the Company incurred $11.5 million in underwriter fees and other costs, which are amortized as interest expense using the effective interest method. The Company has used the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, the Company may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

During fiscal year 2002, the Company repurchased 35,680 convertible subordinated debentures (face value of $1,000 each) at a cost of $32.6 million in open market transactions and recognized an extraordinary gain on the repurchase of these convertible subordinated debentures of $2.3 million with associated taxes of $639,000. The extraordinary gain of $2.3 million is net of approximately $824,000 of related unamortized pre-paid underwriter fees and other costs. The Company has retired these repurchased debentures.

For the fiscal year ended January 27, 2002, the Company incurred $18.9 million in interest expense associated with these convertible subordinated debentures. For the year ended January 28, 2001, interest expense associated with these convertible subordinated debentures was $18.7 million.

10.   Accrued Liabilities

Accrued liabilities consisted of the following:

                                         2002       2001
                                       -------    -------
                                           (thousands)
     Accrued interest.............     $ 8,190    $ 9,000
     Payroll and related..........       3,190      6,515
     Commissions..................         633        307
     Other........................       4,832      3,103
                                       -------    -------
        Accrued liabilities.......     $16,845    $18,925
                                       =======    =======


11.   Income Taxes

The provision for taxes consisted of the following:

                                          2002       2001      2000
                                        -------    -------   -------
                                                 (thousands)
     Current:
          Federal....................   $ 4,901    $23,772   $18,868
          State......................     3,318        706       377
          Foreign....................       505        545         -
                                        -------    -------   -------
            Subtotal                      8,724     25,023    19,245
     Deferred:
          Federal....................     3,424     (1,833)   (4,023)
          State......................    (2,274)       680      (513)
          Foreign....................      (401)     1,938         -
                                        -------    -------   -------
                 Subtotal............        74        785    (4,536)
                                        -------    -------   -------
              Provision for taxes....   $ 9,473    $25,808   $14,709
                                        =======    =======   =======


The change in the net deferred tax asset differs from the deferred tax provision to the extent of tax deductions obtained for non-qualified stock options in excess of the current tax liabilities, which has been offset by an entry to additional paid-in capital.

The components of the net deferred income tax assets at January 27, 2002 and January 28, 2001 are as follows:

Net current deferred income taxes:

                                                2002      2001
                                               ------    ------
                                                 (thousands)

     Deferred tax assets:
        Payroll and related.....................   $   395   $   528
        Deferred revenue........................         -       878
        Inventory reserve.......................     4,716     3,142
        Bad debt reserve........................       300       248
        State income taxes......................         -         -
        AMT credit carryforward.................         -       383
        Research and development credit
             carryforward ......................         -     7,255
        NOL carryforward........................     6,251    11,903
        Other deferred assets...................       124        37
                                                   -------   -------
     Total current deferred assets..............    11,786    24,374
     Valuation reserve..........................         -    (4,381)
                                                   -------   -------
         Net current deferred income taxes......   $11,786   $19,993
                                                   =======   =======

Net long-term deferred income taxes:

                                                          2002       2001
                                                        -------    -------
                                                           (thousands)
     Deferred tax assets:
        Inventory valuation..........................   $   122    $    63
        Research and development charges.............     3,309      2,359
        Research credit carryforward.................    14,516          -
        Manufacturing investment credit
             carryforward............................       535        296
        AMT credit carryforward......................       383          -
        NOL carryforward.............................    17,343          -
        Environmental................................       400         97
                                                        -------    -------
     Total long-term deferred assets.................    36,608      2,815
                                                        -------    -------
     Deferred tax liabilities:
        Depreciation and amortization................    (1,327)    (1,879)
                                                        -------    -------
     Total long-term deferred liabilities............    (1,327)    (1,879)
                                                        -------    -------
     Subtotal........................................    35,281        936
     Valuation reserve...............................    (7,622)         -
                                                        -------    -------
             Net long-term deferred income taxes.....   $27,659    $   936
                                                        =======    =======

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

In the current period, the valuation reserve posted against the deferred tax asset is classified as non-current. This change corresponds to the change in the classification of the related deferred tax asset from current to long-term.

As of January 27, 2002, the Company had net operating loss carryforwards available of approximately $106.3 million and $28.9 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring though 2022.

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

                                                                           2002       2001        2000
                                                                         -------    -------     -------
                                                                               (thousands)
     Federal income tax at statutory rate............................    $12,504    $30,110     $15,436
     State income taxes, net of federal benefit......................      1,256      3,078           2
     Foreign sales corporation at rates less than statutory rates....          -          -        (385)
     Foreign taxes at rates less than domestic rates.................     (2,944)    (4,412)         28
     Tax credits generated...........................................     (5,639)    (6,756)          -
     Changes in valuation reserve....................................      3,241      4,381        (419)
     Permanent differences...........................................        872         43         381


     Other...........................................................        183     (636)     (334)
                                                                         -------  -------   -------
                       Provision for taxes...........................    $ 9,473  $25,808   $14,709
                                                                         =======  =======   =======

The Company repurchased 35,680 convertible subordinated debentures and recognized an extraordinary gain on the purchase of these convertible subordinated debentures of $2.3 million with associated taxes of $639,000.

As of January 27, 2002, the Company had federal and state research credits available of approximately $9.0 million and $8.4 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring through 2022.



12.   Commitments and Contingencies

The Company leases facilities and certain equipment under lease arrangements expiring in various years through fiscal year 2007. The aggregate minimum annual lease payments under leases in effect on January 27, 2002 were as follows:

                                                        Operating
                                                        ---------
                 Fiscal Year Ending                       Leases
                 ------------------                       ------
                     (thousands)
     2003............................................     $ 1,793
     2004............................................       1,554
     2005............................................         986
     2006............................................         837
     2007............................................         818
     Thereafter......................................       2,236
                                                          -------
                   Total minimum lease commitments...     $ 8,224
                                                          =======

Annual rent expense was $1.4 million, $1.7 million, and $1.5 million for fiscal years 2002, 2001, and 2000, respectively.

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

13.   Stockholders' Equity

On June 8, 2000, stockholders approved an increase in the number of authorized shares of the Company's common stock from 100,000,000 to 250,000,000.

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

Stock option information with respect to the Company's stock option plans is as follows (in thousands), except share exercise prices:

                                                     2002                   2001                 2000
                                               --------------------  -------------------    -------------------
                                                         Weighted               Weighted              Weighted
                                                         --------               --------              --------
                                               Shares     Average     Shares     Average     Shares     Average
                                               ------     -------     ------     -------     ------     -------
                                               Under     Exercise     Under     Exercise     Under     Exercise
                                               -----     --------     -----     --------     -----     --------
                                               Option      Price      Option      Price      Option      Price
                                               ------      -----      ------      -----      ------      ------
Options outstanding, beginning of year.....   19,162       $ 8.54    20,440       $ 5.76    19,156        $ 3.63
Granted....................................    1,638        25.90     3,196        21.12     5,230         11.99
Cancelled..................................     (937)       15.88      (412)       10.89      (234)         6.02
Exercised..................................   (5,220)        5.49    (4,062)        4.18    (3,712)         3.13
                                              ------                -------                 ------
Options outstanding, end of year...........   14,643       $11.11    19,162       $ 8.54    20,440        $ 5.76
                                              ======                =======                 ======
Options exercisable at the end of year.....    9,051         6.78     9,720       $ 4.95     7,028        $ 3.34
Weighted average fair value of options
   Granted during year.....................                $20.83                 $14.58                  $ 6.69

Information about stock options outstanding at January 27, 2002 is summarized as follows (share amounts in thousands):

                                             Weighted       Weighted                     Weighted
                                             --------       --------                     --------
                                 Number       Average        Average        Number        Average
                                 ------       -------        -------        ------        -------
       Exercise Prices        Outstanding    Exercise       Remaining     Exercisable     Exercise
       ---------------        -----------    --------       ---------     -----------     -------
                                1/27/02        Price      Contract Life     1/27/02        Price
                                -------        -----      --------------    -------        -----
           $  0.31-$  4.60          4,763     $  2.87           5.5 Years       4,306      $  2.82
           $  4.61-$  9.20          4,027     $  6.29           5.4 Years       3,111      $  6.04
           $  9.21-$ 13.80            172     $ 12.39           7.4 Years          84      $ 12.38
           $ 13.81-$ 18.40          2,253     $ 14.99           7.7 Years         884      $ 14.81
           $ 18.41-$ 23.00            424     $ 19.59           7.1 Years         254      $ 19.52
           $ 23.01-$ 27.60          2,600     $ 25.39           8.9 Years         325      $ 25.73
           $ 27.61-$ 32.20            172     $ 30.59           8.0 Years          49      $ 31.70
           $ 32.21-$ 36.80            162     $ 33.58           9.5 Years          13      $ 33.97
           $ 36.81-$ 41.40             64     $ 38.28           7.4 Years          23      $ 38.27
           $ 41.41-$ 46.00              6     $ 41.59           8.5 Years           2      $ 41.59
           ---------------         ------   ---------           ---------      ------    ---------
           $  0.31-$ 46.00         14,643     $ 11.11           6.6 Years       9,051      $  6.78
           ===============         ======                       =========      ======

The Company has adopted the disclosure-only provisions of SFAS No. 123, ''Accounting for Stock-Based Compensation'', under which no compensation cost has been recognized. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in 2002, 2001, and 2000, consistent with the provisions of SFAS No. 123, net income and net income per share would have been reduced to the following pro forma amounts:


                                                    2002      2001      2000
                                                 --------- ---------- --------

                                                   (in thousands, except per
                                                         share amounts)

     Additional compensation expense...........   $33,529     $31,737  $21,383
     Proforma net income.......................   $ 1,862     $38,004  $15,154
     Proforma net income per share - basic.....   $  0.03     $  0.57  $  0.25
     Proforma net income per share - diluted...   $  0.02     $  0.50  $  0.21

The pro forma effect on net income for fiscal years 2002, 2001, and 2000, may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. The following assumptions were applied: (i) expected dividend yields of 0% for all periods, (ii) expected volatility rates of 86% for 2002, 82% for 2001 and 67% for 2000, (iii) expected lives of 4 to 6 years for all years, and
(iv) risk-free interest rates ranging from 3.88% to 7.01% for all years.

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


14.   Interest and Other Income, Net

Interest and other income, net, consisted of the following:

                                                 2002      2001     2000
                                              ---------  --------  -------
                                                       (thousands)
     Interest income........................    $25,458   $28,158    $ 1,710
     Gain on sale of wafer fab..............        307         -          -
     Foreign currency transaction losses....        (35)      (32)       (60)
     Miscellaneous expense..................         (2)      (74)      (447)
                                                -------   -------    -------
        Interest and other income, net......    $25,728   $28,052    $ 1,203
                                                =======   =======    =======


15.   Statements of Cash Flows

In connection with the sale of the Santa Clara wafer fab facility (see Note 5), the Company has utilized $875,000 in discounts for the purchase of inventory from STI Foundry, Inc. during fiscal year 2002. Income taxes paid in fiscal years 2002, 2001, and 2000, were $349,000, $59,000, and $440,000, respectively.
For those same periods, the Company paid interest in the amounts of $18.0 million, $9.1 million, and $57,000, respectively.


16.   Business Segments and Concentrations of Risk

As of January 27, 2002, the Company operates in three reportable segments:
Standard Semiconductor Products, Rectifier and Assembly Products, and Other Products. Included in the Standard Semiconductor Products segment are the power management, protection, high-performance, advanced communications, human interface and system management product lines. The Rectifier and Assembly Products segment includes the Company's line of assembly and rectifier products. The Other Products segment is made up of other custom IC and foundry sales.

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

                 Net Sales                        2002          2001         2000
                 ---------                      --------     ---------     --------
                                                          (in thousands)
     Standard Semiconductor Products......      $ 175,881     $ 232,550     $ 153,229
     Rectifier and Assembly Products......         11,043        15,012        11,995
     Other Products.......................          4,286         9,123         8,544
                                                ---------     ---------     ---------
        Total Net Sales...................      $ 191,210     $ 256,685     $ 173,768
                                                =========     =========     =========

              Operating Income                    2002          2001          2000
              ----------------                  ---------     ---------    ----------
                                                           (in thousands)
     Standard Semiconductor Products.........   $  25,439     $  71,208      $ 41,618
     Rectifier and Assembly Products.........       3,733         3,378           745
     Other Products..........................         577         2,108         1,126
     One-time charges........................      (2,728)            -          (531)
                                                ---------     ---------      --------
        Total Operating Income...............   $  27,021     $  76,694      $ 42,958
                                                =========     =========      ========

Of the $14.0 million write-down of inventory and discontinuation of certain products that occurred in fiscal year 2002, $13.4 million was associated with the Standard Products segment, $400,000 with the Rectifier and Assembly Products segment and $150,000 with the Other Products segment. In the fourth quarter of fiscal year 2002, a one-time gain of $68,000 was recorded on the sale of inventory of the Standard Products segment that had been previously reserved.

The one-time charges of $2.7 million in fiscal year 2002 not assigned to a reportable segment included one-time costs of $2.0 million associated with headcount reductions and one-time costs of $765,000 associated with a pending Superfund settlement.

For the fiscal year 2002 and fiscal year 2001, one of our ATE end customers, including its subcontractors, accounted for approximately 13% and 14%, respectively, of net sales. For fiscal year 2002, one of our Asian distributors accounted for approximately 12% of net sales.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

           Net Sales                 2002        2001           2000
           ---------              ---------    --------       --------
                                             (in thousands)
     Domestic...................  $   73,025     $ 107,906      $ 62,574
     Asia-Pacific...............     100,426       116,133        90,151
     European...................      17,759        32,646        21,043
                                  ----------     ---------      --------
        Total Net Sales.........  $  191,210     $ 256,685      $173,768
                                  ==========     =========      ========

Long lived assets located outside the United States as of the end of fiscal years 2002, 2001 and 2000 were approximately $7.2 million, $1.2 million and $1.5 million, respectively.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Semtech Corporation:

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware corporation) and subsidiaries as of January 27, 2002 and January 28, 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 27, 2002. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Semtech Corporation and subsidiaries as of January 27, 2002 and January 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 27, 2002, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


     /S/ Arthur Andersen LLP
     --------------------------
     ARTHUR ANDERSEN LLP




Los Angeles, California
April 2, 2002

                                                                   SCHEDULE  II



                      SEMTECH CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED JANUARY 27, 2002



                                             Balance at        Charged to                         Balance at
                                            Beginning of       Costs and                              End
                                                Year            Expenses         Deductions         of Year
                                                ----            --------         ----------         -------
Year Ended January 30, 2000
---------------------------
  Allowance for doubtful
  Accounts                                     $  878,000        $  45,000          $(173,000)       $  750,000


Year Ended January 28, 2001
---------------------------
  Allowance for doubtful
  Accounts                                     $  750,000        $ 760,000          $(410,000)       $1,100,000


Year Ended January 27, 2002
---------------------------
  Allowance for doubtful
  Accounts                                     $1,100,000        $ 160,000          $(287,000)       $  973,000

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

Items 10, 11, 12 and 13 are incorporated by reference from the Company's Definitive Proxy Statement in connection with registrant's annual meeting of shareholders to be held on June 6, 2002.



                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The financial statements and the Report of Arthur Andersen LLP are included in Part II of this Form 10-K on the pages indicated.


                                                                                                 Page
                                                                                                 ----
Index of Financial Statements:
    Report of Independent Public Accountants                                                      39
    Consolidated statements of income, three years ended January 27, 2002                         24
    Consolidated balance sheets, January 27, 2002 and January 28, 2001                            25
    Consolidated statements of stockholders' equity and comprehensive income, three
        years ended January 27, 2002                                                              26
    Consolidated statements of cash flows, three years ended January 27, 2002                     27
    Notes to consolidated financial statements                                                    28


     (2) The following financial statement schedule of the Company for the years ended January 27, 2002, January 28, 2001 and January 30, 2000, is filed as part of this Report and should be read in conjunction with the financial statements:

                                                                                                       Page
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

(3)
Exhibits

     Exhibit No.          Description
     ----------           -----------
     3.1   (1)            - Restated Certificate of Incorporation of Semtech Corporation
     3.2   (1)            - Bylaws of Semtech Corporation
     4.1   (2)            - Indenture between Semtech Corporation and State Street Bank and Trust Company
                            of California, N.A.
     4.2   (2)            - Form of Debenture
     4.3   (2)            - Registration Rights Agreement by and among Semtech Corporation as issuer, and
                            Morgan Stanley & Co. Incorporated and Banc of America Securities LLC, as
                            initial purchasers dated as of February 14, 2001.
     10.1  (3)            - Agreement of sublease executed on December 23, 1991, effective January 1,
                            1991, by the Company and the Corpus Christi Airport Development Corporation
                            for a portion of the Company's plant and facilities
     10.2  (4)            - Lease executed by the Company  on May 1, 1988 and amended November 1, 1991 for a portion of its plant and facilities
     10.3  (4) (1)        - Lease executed by the Company on September 12, 1988 and amended September 9,
                            1997 for a portion of its plant and facilities
     10.4  (5)            - The Company's 1987 Stock Option Plan and the related Form of Option Agreement
     10.5  (6)            - The Company's 1994 Long-term Stock Incentive Plan and the related Form of
                            Option Agreement, as amended
     10.6  (7)            - The Company's 1994 Non-Employee Directors Stock Option Plan and the related
                            Form of Option Agreement, as amended
     10.7  (8)            - The Company's Long-term Stock Incentive Plan
     10.8  (2)            - The Company's Non-Director, Non-Executive Officer Long-term Stock Incentive
                            Plan
     10.9  (1)            - Development Agreement, dated April 11, 2000, by and between Semtech
                            Corporation and Voit Development Co., Inc.
     10.10                - Arrangement Regarding Form of Bonuses
     10.11 (9)            - Stockholder Protection Agreement, dated June 25, 1998, between Semtech
                            Corporation and Chasemellon Shareholder Services as rights agent
     21.1                 - Subsidiaries of the Company
     23.1                 - Consent of Arthur Andersen LLP
     99.1                 - Letter regarding Arthur Andersen representations

(1) Incorporated by reference to the Registrant's Amendment to Annual Report on Form 10K /A for the fiscal year ended January 28, 2001.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10K for the fiscal year ended January 30, 2000.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10K for the fiscal year ended February 2, 1992.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10K for the fiscal year ended January 29, 1989.
(5) Incorporated by reference to the Registrant's registration statement on Form S-8 effective September 4, 1987.
(6) Incorporated by reference to the Registrant's registration statement on Form S-8 effective October 14, 1994.
(7) Incorporated by reference to the Registrant's registration statement on Form S-8 effective January 31, 1996.
(8) Incorporated by reference to the Registrant's registration statement on Form S-8 effective June 9, 1999.
(9) Incorporated by reference to the Registrants Current Report on Form 8K filed July 16, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:    April 4, 2002                     Semtech Corporation
     -------------------
                                           By: /s/ John D. Poe
                                              --------------------------
                                              John D. Poe
                                              Chairman of the Board and Chief
                                              Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    April 4, 2002                         /s/ John D. Poe
      -------------------                      -----------------------------
                                               John D. Poe
                                               Chairman of the Board and Chief
                                               Executive Officer


Date:    April 4, 2002                         /s/ David G. Franz Jr.
      -------------------                      ------------------------------
                                               David G. Franz, Jr.
                                               Vice President, Finance
                                               and Chief Financial Officer,
                                               and Secretary
                                               (Principal Accounting
                                               and Financial Officer)


Date:    April 8, 2002                         /s/ Rock N. Hankin
      -------------------                      ------------------------------
                                               Rock N. Hankin
                                               Vice Chairman of the Board


Date:    April 5, 2002                         /s/ James P. Burra
      -------------------                      ------------------------------
                                               James P. Burra
                                               Director


Date:    April 4, 2002                         /s/ Allen H. Orbuch
      -------------------                      ------------------------------
                                               Allen H. Orbuch
                                               Director


Date:    April 8, 2002                         /s/ James T. Schraith
      -------------------                      ------------------------------
                                               James T. Schraith
                                               Director