Form 10-Q
period 2002-04-28
SEMTECH CORP
filed 2002-06-11
CIK 88941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 28, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
      ________________

Commission file number 1-6395


                               SEMTECH CORPORATION
             (Exact name of registrant as specified in its charter

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


Number of shares of Common Stock, $0.01 par value, outstanding at April 30, 2002: 73,039,368.
      -----------

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

      In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of April 28, 2002, and the results of their operations and their cash flows for the three months then ended.

                      SEMTECH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                    April 28,         April 29,
                                                       2002             2001
      --------------------------------------------------------------------------
      Net sales                                       $49,188           $60,528
      Cost of sales                                    21,108            25,442
                                                      -------           -------
      Gross profit                                     28,080            35,086
                                                      -------           -------
      Operating costs and expenses -
      Selling, general and administrative               8,412             9,922
      Product development and engineering               7,524             8,048
      One-time costs                                     -                  951
                                                      -------           -------
      Total operating costs and expenses               15,936            18,921
                                                      -------           -------
      Operating income                                 12,144            16,165
      Interest and other income, net                    1,179             2,451
                                                      -------           -------
      Income before provision for taxes                13,323            18,616
      Provision for taxes                               3,331             5,399
                                                      -------           -------
      Net income                                      $ 9,992           $13,217
                                                      =======           =======
      Earnings per share:
      Earnings per share -
         Basic                                        $  0.14           $  0.19
         Diluted                                      $  0.13           $  0.17
      Weighted average number of shares -
           Basic                                       72,681            68,467
           Diluted                                     78,997            77,120

                      SEMTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                April 28,         January 27,
                                                                                  2002               2002
                                                                              (Unaudited)
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                        $ 55,869           $ 46,300
Temporary investments                                                             360,956            324,870
Receivables, less allowances                                                       25,575             19,181
Inventories                                                                        20,854             22,728
Income taxes refundable                                                             -                  2,019
Deferred income taxes                                                              11,878             11,786
Other current assets                                                                4,018              3,372
                                                                                 --------           --------
Total current assets                                                              479,150            430,256
Property, plant and equipment, net                                                 50,793             51,516
Investments with maturities in excess of 1 year                                   125,704            172,332
Deferred income taxes                                                              26,755             27,659
Other assets                                                                        8,023              8,638
                                                                                 --------           --------
TOTAL ASSETS                                                                     $690,425           $690,401
                                                                                 ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                 $  8,001             $7,341
Accrued liabilities                                                                11,042             16,845
Deferred revenue                                                                    1,690              1,936
Income taxes payable                                                                1,241              1,099
Other current liabilities                                                              74                 65
                                                                                 --------           --------
Total current liabilities                                                          22,048             27,286
Convertible subordinated notes                                                    354,170            364,320
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 authorized,
73,039,993 issued and outstanding on April 28, 2002 and 72,148,573
issued and outstanding on January 27, 2002                                            731                722
Additional paid-in capital                                                        170,341            162,856
Retained earnings                                                                 141,451            131,459
Accumulated other comprehensive income                                              1,684              3,758
                                                                                 --------           --------
Total stockholders' equity                                                        314,207            298,795
                                                                                 --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $690,425           $690,401
                                                                                 ========           ========

                      SEMTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                     April 28,           April 29,
                                                                                       2002                2001
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $  9,992           $  13,217
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       2,825               1,981
    Deferred income taxes                                                                 812              (8,428)
    Tax benefit of stock option exercises                                               1,997              11,317
    Loss (gain) on repurchase of long-term debt                                            50                (372)
    Loss on disposition of property, plant and equipment                                  324                   -
  Changes in assets and liabilities, net of acquisition:
    Receivables                                                                        (6,394)              4,479
    Inventories                                                                         1,874              (4,692)
    Other assets                                                                         (592)               (473)
    Accounts payable and accrued liabilities                                           (5,143)            (10,098)
    Deferred revenue                                                                     (246)                  -
    Income taxes refundable/payable                                                     2,161               2,098
    Other liabilities                                                                       9                 576
                                                                                     --------           ---------
  Net cash provided by operating activities                                             7,669               9,605
                                                                                     --------           ---------
Cash flows from investing activities:
  Temporary investments, net                                                          (37,537)            (97,877)
  Purchase of long-term investments                                                    46,008            (112,690)
  Proceeds on sale of assets                                                                -               1,174
  Additions to property, plant and equipment                                           (2,084)             (3,940)
                                                                                     --------           ---------
  Net cash provided (used) in investing activities                                      6,387            (213,333)
                                                                                     --------           ---------

Cash flows from financing activities:
  Exercise of stock options                                                             5,497               4,373
  Cost of buyback of convertible subordinated notes                                    (9,981)             (2,290)
  Reissuance of treasury stock                                                              -               1,283
  Stock repurchase                                                                          -              (9,692)
                                                                                     --------           ---------
  Net cash used in financing activities                                                (4,484)             (6,326)
                                                                                     --------           ---------
Effect of exchange rate changes on cash and cash equivalents                               (3)                (83)

Net increase (decrease) in cash and cash equivalents                                    9,569            (210,137)

Cash and cash equivalents at beginning of period                                       46,300             323,182
                                                                                     --------           ---------

Cash and cash equivalents at end of period                                           $ 55,869           $ 113,045
                                                                                     ========           =========

                      SEMTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Earnings Per Share

     Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in the first quarters of fiscal years 2003 and 2002 were 72,681,000 and 68,467,000, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of its outstanding stock options ("common stock equivalents"), or 78,997,000 and 77,120,000 in the first quarters of fiscal years 2003 and 2002, respectively.

     Options to purchase approximately 76,000 and 257,000 shares, respectively, were not included in the computation of first quarter of fiscal years 2003 and 2002 diluted net income per share because such options were considered anti-dilutive. Shares associated with the Company's outstanding convertible subordinated notes are not included in the computation of net income per share as they are anti-dilutive.

2.  Business Segments and Concentrations of Risk

     The Company operates in three reportable segments: Standard Semiconductor Products, Rectifier and Assembly Products, and Other Products. Included in the Standard Semiconductor Products segment are the Power Management, Protection, High Performance, Advanced Communications, Human Interface/System Management product lines. The Rectifier and Assembly Products segment includes the Company's line of assembly and rectifier products. The Other Products segment is made up of other custom integrated circuit (IC) and foundry sales.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Form 10-K for the year ended January 27, 2002. The Company evaluates segment performance based on net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below operating income).

     The Company does not track or assign assets to individual reportable segments. Likewise, depreciation expense and capital additions are also not tracked by reportable segments.

                                              Three Months Ended
                  Net Sales                April 28,     April 29,
                  ---------                   2002          2001
                                          --------------------------

     Standard Semiconductor Products ......   $46,382       $54,300
     Rectifier and Assembly Products ......     2,603         3,313
     Other Products .......................       203         2,915
                                              -------       -------
        Total Net Sales ...................   $49,188       $60,528
                                              =======       =======



                                              Three Months Ended
               Operating Income            April 28,     April 29,
               ----------------               2002          2001
                                          ---------------------------
     Standard Semiconductor Products ......   $11,201       $15,462
     Rectifier and Assembly Products ......       827         1,090
     Other Products .......................       116           564
     Non-segment specific one-time costs ..        -           (951)
                                              -------       -------
        Total Operating Income ............   $12,144       $16,165
                                              =======       =======

      Operating income for the first quarter of fiscal year 2002 includes one-time costs of $951,000 for the reduction in workforce at the Company's Santa Clara, California wafer fab and the consolidation of the Company's New York, New York location into the Newbury Park, California location.

      No end customer accounted for 10% or greater of net sales in the first quarter of fiscal year 2003. In the first quarter of fiscal year 2003, one of the Company's Asian distributors accounted for approximately 14% of net sales. During the first quarter of fiscal year 2002, one automated test equipment (ATE) end customer, including its subcontractors, accounted for greater than 10% of net sales.

      A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

                                            Three Months Ended
               Net Sales                 April 28,     April 29,
               ---------                   2002          2001
                                        -------------------------
     Domestic .........................    $14,461      $29,538
     Asia-Pacific .....................     29,808       24,211
     European .........................      4,919        6,779
                                           -------      -------
        Total Net Sales ...............    $49,188      $60,528
                                           =======      =======


     Long lived assets located outside the United States as of the end of the first quarter of fiscal years 2003 and 2002 were approximately $8.1 million and $6.3 million, respectively.

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

     The Company changed its method of classifying investments from "held to maturity" to "available for sale" in the fourth quarter of fiscal year 2002, because it expects to sell some securities prior to maturity. The Company includes any unrealized gain or loss, net of tax, in the comprehensive income portion of the equity section.

     The Company realized interest income of $5.7 million and $9.6 million during the first quarters of fiscal years 2003 and 2002, respectively.

4.   Inventories

     Inventories consisted of the following:

                                 April 28,      January 27,
                                    2002            2002
                                 -----------------------------
     Raw materials .............     $   627         $   854
     Work in process ...........      14,222          14,648
     Finished goods ............       6,005           7,226
                                     -------         -------
        Total inventories ......     $20,854         $22,728
                                     =======         =======

5.  Comprehensive Income

    Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires that net income and all other non-owner changes in equity be displayed in a financial statement with the same prominence as other consolidated financial statements. In addition, the statement requires companies to display the components of comprehensive loss, which were as follows (in thousands):

                                              Three Months Ended
                                       --------------------------------
                                       April 28, 2002    April 29, 2001
                                       --------------------------------
Unrealized losses on investments         $                $
                                           (2,071)                 -

Translation adjustment                         (3)               (83)
                                                -
      Comprehensive Income               $ (2,074)        $      (83)
                                         ========         ==========


6.  Stock and Convertible Subordinated Debt Repurchase Programs

    On January 4, 2001, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. On September 20, 2001, the Company indicated that its Board had authorized an additional $50.0 million in buybacks, increasing the total amount authorized under the buyback program to $100.0 million. As of April 28, 2002, the Company had repurchased 1,230,000 shares of its common stock at a cost $33.2 million under this program. Repurchased shares of common stock have been reissued as a result of stock options exercises. As of April 28, 2002, the Company had repurchased 45,830 of its convertible subordinated notes (face value of $1,000 each) at a cost of $42.6 million in open market transactions and recognized a net gain on the repurchase of these convertible subordinated notes of $2.2 million. The Company has retired these repurchased notes.

7.  One-Time Costs

    Operating results in the first quarter of fiscal year 2003 include two one-time items. First, $229,000 of product that had been previously written down were included in net sales, therefore, there was no cost of goods sold associated with these shipments. Second, one-time costs of $247,000 were recorded for the write-off of certain excess test capacity and other assets at the Company's former Newbury Park and New York facilities. The net impact of these two one-time items on first quarter results was costs of approximately $18,000.

    Operating income for the first quarter of fiscal year 2002 includes one-time costs of $951,000 for the reduction in workforce at the Company's Santa Clara, California wafer fab and the consolidation of the Company's New York, New York location into the Newbury Park, California location. Total headcount was reduced by 17 percent in the first quarter of fiscal year 2002, including the reduction of employees associated with the Company's sale of the Santa Clara, California wafer fab. The sale was completed on April 24, 2001 and a majority of the one-time costs have been paid out in cash.

8.  Disposition of Assets

    On April 23, 2001, the Company sold its Santa Clara, California wafer fab facility to STI Foundry, Inc. In exchange for approximately $1.5 million of assets associated with the facility, the Company received $1.0 million in cash and approximately a $1.4 million receivable for either future inventory or cash from the new owners. The Company expects to eventually recognize a gain of approximately $900,000 on the sale of the wafer fab. As of April 28, 2002, $486,000 of the gain was still unrecognized. The sale of the Santa Clara wafer fab is consistent with the Company's long-term strategy to utilize already installed process technologies at third-party foundries.

9.   Convertible Subordinated Notes

     On February 14, 2000, the Company completed a private offering of $400.0 million principal amount of convertible subordinated notes that pay interest semiannually at a rate of 4 1/2 percent and are convertible into common stock at a conversion price of $42.23 per share. The notes are due in February 1, 2007 and callable by the Company on or after February 6, 2003. In connection with these convertible subordinated notes, the Company incurred $11.5 million in underwriter fees and other costs, which are amortized as interest expense using the effective interest method. The Company has used the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, the Company may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

     For the three months ended April 28, 2002 and April 29, 2001, the Company incurred $4.4 million and $4.9 million, respectively, in interest expense associated with these convertible subordinated notes included in the accompanying consolidated statements of income. As of April 28, 2002, $354.2 million of the convertible subordinated notes were still outstanding, reflecting the Company's repurchase of 45,830 notes (face value of $1,000 each) at a cost of $42.6 million in open market transactions and recognized a net gain on the repurchase of these convertible subordinated notes of $2.2 million.

10.  Commitments and Contingencies

     On February 7, 2000, the Company was notified by the United States Environmental Protection Agency with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site, because it used this site for waste disposal. During the second quarter of fiscal year 2002, the Company recorded a one-time cost of $765,000 for the pending settlement of this matter with federal and state agencies.

     On June 22, 2001, the Company was notified by the California Department of Toxic Substances Control ("State") that it may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program, because it is one of the companies believed to have used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. Investigation into this matter is in its early stages. At this time there is not a specific proposal or budget with respect to the clean-up of the site. Thus, no reserve has been established for this matter.

     The Company uses an environmental consulting firm, specializing in hydrogeology, to perform periodic monitoring of the groundwater at its previously leased facility in Newbury Park, California. Certain contaminants have been found in the groundwater. Monitoring results over a number of years indicate that contaminants are coming from an adjacent facility. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company at this site. Accordingly, no reserve for clean-up has been provided at this time.

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

      In December 2000, the Company purchased a parcel of land in San Diego, California for approximately $7.9 million and began exploring plans to build a facility to support its High Performance product line. The Company deferred the project due to the significant downturn in the product line's business. Early in calendar year 2002, the staff of the San Diego Unified Public School District recommend to the Board of Education that a school be built on the Company's parcel. In April 2002, the Board of Education rejected that proposal and selected another site for the school.

      From time to time, the Company is a defendant in lawsuits involving matters which are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such matters will not have a material adverse effect on the accompanying consolidated financial statements.

11.  Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company plans to adopt this statement effective January 26, 2003. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provision of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The Company adopted these standards effective with the fiscal year beginning January 28, 2002. The Company is currently reviewing these standards to determine the impact on its results of operations and financial position, however, for the first quarter ended April 28, 2002, the adoption of these standards has not had a material impact.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. The Company has applied this statement to the three months ended April 28, 2002, and the impact of its application was the reclassification of the gains or losses on the extinguishment of debt from an extraordinary item to other income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
        ----------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------


     You should read the following discussion of our financial condition and results of operations together with the condensed financial statements and the notes to condensed financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements, due to factors including but not limited to those set forth in the "Risk Factors and Forward Looking Statements" and "Quantitative and Qualitative Disclosure About Market Risk" sections of this Form 10-Q and the "Risk Factors" section of the Company's annual report on Form 10-K for the year ended January 27, 2002. We undertake no obligation to update any forward-looking statements after the date of this Form 10-Q.

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

         Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result we rely on orders received and shipped within the same quarter. Sales made directly to original equipment manufacturers are approximately 60% of net sales. The remaining 40% of net sales are through independent distributors.

         We divide and operate our business based on three reportable segments:
Standard Semiconductor Products, Rectifier and Assembly Products, and Other Products. We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our Power Management, Protection, High Performance, Advanced Communications and Human Input/System Management product lines. The Rectifier and Assembly Products segment includes our line of assembly and rectifier devices, which are the remaining products from our original founding as a supplier into the military and aerospace market. The Other Products segment is made up of other custom integrated circuit (IC) and foundry sales.

         Our business involves reliance on foreign-based entities. Several of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the fiscal year ended January 27, 2002, approximately 28% of our silicon was manufactured in China. Foreign sales for the first quarter of fiscal year 2003 constitute approximately 71% of our net sales. Approximately four-fifths of foreign sales are to customers located in the Asia-Pacific region. The remaining are to customers in Europe.

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

RESULTS OF OPERATIONS

Comparison Of The Three Months Ended April 28, 2002 And April 29, 2001

         Net Sales. Net sales for the first quarter of fiscal year 2003 were $49.2 million, compared to $60.5 million for the first quarter of fiscal year 2002, a 19% decrease. Standard Semiconductor Products (Standard Products) declined by 15%. Rectifier and Assembly Products' sales declined 21% and our Other Products segment declined 93% in the first quarter of fiscal year 2003. The decline in sales was due in part to weakness in the overall semiconductor industry caused by poor economic conditions and lower spending in the capital equipment end-markets of communications infrastructure and test systems.

     Standard Products represented about 94% of net sales in the first quarter of fiscal year 2003, up from 90% in the prior year period. Standard Product sales in the first quarter of fiscal year 2003 reflected year-over-year growth in the Power Management product line, but that was more than offset by large declines in the Protection and High Performance product lines.

     Sales of our Rectifier and Assembly Products segment declined due to weak industry conditions and a strategic focus on proprietary products. Other Products declined as a result of a strategic de-emphasis of custom and foundry services. We plan to eventually exit the custom and foundry product offerings.

     In the first quarter of fiscal year 2002, favorable market conditions benefited all three of our reportable segments. The Standard Products segment was most benefited by strength in sales of our High Performance product line used in test systems and Power Management products used in a wide variety of applications. Our Protection product line saw a large decline in sales during the first quarter of fiscal year 2002 as the communications end-market rapidly deteriorated.

     Gross Profit. Gross profit for the first quarter of fiscal year 2003 was $28.1 million, compared to $35.1 million for the comparable period in the prior year, a 20% decline. Our gross margin was 57% for the first quarter of fiscal year 2003, down from 58% for the first quarter of fiscal year 2002. The decline is due to lower utilization and weaker industry conditions, as reflected in our year-over-year decline in net sales.

     Operating Costs and Expenses. Operating costs and expenses were $15.9 million, or 32% of net sales, for the first quarter ended April 28, 2002. Operating costs and expenses for the prior year first quarter were $18.9 million, or 31% of net sales.

     Operating results in the first quarter of fiscal year 2003 include two one-time items. First, $229,000 of products that had been previously written down were included in net sales, therefore, there was no cost of goods sold associated with these shipments. Second, one-time costs of $247,000 were recorded for the write-off of certain excess test capacity and other assets at the Company's former Newbury Park and New York facilities. The net impact of these two one-time items on first quarter results was costs of approximately $18,000.

     Operating costs and expenses for the first quarter of fiscal year 2002 include one-time costs of $951,000 to cover the expense of reducing headcount at our Santa Clara, California wafer fab and relocating our New York, New York office to our Newbury Park, California office. Before one-time costs, operating costs and expenses so far in fiscal year 2003, as a percentage of net sales, are higher than previous levels due to lower shipment rates and lower efficiencies. Absolute operating costs and expenses, before one-time items, is lower in the first quarter of fiscal year 2003 compared to the prior year due to cost cutting measures taken during the prior year.

     Operating Income. Operating income was $12.1 million in the first quarter of fiscal year 2003, down from operating income of $16.2 million in the first quarter of fiscal year 2002. Operating income was impacted by a 19% decline in net sales and the drop to a 57% gross margin. The drop in operating income was partially offset by one-time costs of $951,000 that reduced fiscal year 2002 first quarter operating income.

     We evaluate segment performance based on net sales and operating income of each segment. Operating income for the Standard Semiconductor Products segment declined 28% in the first quarter of fiscal year 2003. Operating income in the Standard segment was hurt by a decline in all product lines, with the exception of the Power Management product line, which had sales increases and an improved profit margin. High Performance products, which have operating margins above our corporate average, represented the largest product line decline compared to the prior year period.

     Operating income for the Rectifier and Assembly Products segment declined by 24%, while the Other Products segment decreased 80% in first quarter of fiscal year 2003. Both segments' operating margins were impacted by poor efficiencies associated with a lower sales level.

     Operating income for the Standard Semiconductor Products segment in the first quarter of fiscal year 2002 was most benefited by a significant increase in High Performance product line sales, which had above corporate average operating margins. Operating income for the Rectifier and Assembly Products segment for the first quarter of fiscal year 2002 increased due to a shift in manufacturing to our lower-cost facility in Mexico and reduced overhead. Other Products operating income decreased due to lower gross margins and underutilized overhead.

Interest and Other Income. Net interest and other income of $1.2 million was realized in the first quarter of fiscal year 2003. For the first quarter of fiscal year 2002, interest and other income was $2.5 million. Other income and expenses is primarily interest income from investments and interest expense associated with our outstanding convertible subordinated notes. The decline in interest and other income so far in fiscal year 2003 is mostly due to lower rates of return on our investments as compared to the prior year.

Provision for Taxes. Provision for income taxes for the first three months of fiscal year 2003 was $3.3 million, compared to $5.4 million in the prior year period. The effective tax rate so far in fiscal year 2003 is 25%, compared to 29% in the prior year period. The decline in the effective tax rate is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

Liquidity and Capital Resources

     We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets and liabilities.

     On February 14, 2000, we completed a private offering of $400.0 million principal amount of convertible subordinated notes that bear interest at the rate of 4 1/2% per annum and are convertible into our common stock at a conversion price of $42.23 per share. The notes are due in 2007 and redeemable in 2003. We have used the net proceeds of the notes offering, in part, for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, we may use a portion of the net proceeds from the notes offering to acquire or invest in complementary businesses, technologies, services or products.

     As of April 28, 2002, we had working capital of $457.1 million, compared with $403.0 million as of January 27, 2002. The ratio of current assets to current liabilities as of April 28, 2002 was 21.7 to 1, compared to 15.8 to 1 as of January 27, 2002. The increase in working capital as of April 28, 2002 was mostly the result of an increase in cash and temporary investments.

     Cash provided by operating activities was $7.9 million for the first quarter of fiscal year 2003, compared to $9.6 million for the first quarter of fiscal year 2002. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $2.5 million and $2.0 million in the first quarters of fiscal years 2003 and 2002, respectively.

     Net operating cash flows in the first three months of fiscal year 2003 were positively impacted by net income of $10.0 million and by a decrease in inventories, tax benefit from stock option exercises, income taxes payable and other assets. These were partially offset by increases in receivables, deferred income taxes, accounts payable and accrued liabilities, and other assets and liabilities.

     Investing activities provided $8.5 million in the first quarter of fiscal year 2003 compared to $213.3 million used in the prior year first quarter. Investing activities for both periods consist of increases in temporary investments, purchases and redemptions of long-term investments, and capital expenditures. Investing activities for first quarter of fiscal year 2002 included proceeds of $1.2 million from the sale of assets.

    Our financing activities used $4.7 million during the first three months of fiscal year 2003 and $6.3 million in the prior year period. Financing activities so far in fiscal year 2003 reflect the proceeds from stock option exercises, which were more than offset by cash used to repurchase long-term debt. Financing activities for the first quarter of fiscal year 2002 reflect the proceeds from stock options exercises and the reissuance of treasury stock, more than offset by cash used to repurchase long-term debt and common stock.

     We do not have any off balance sheet financing activities and do not have any special purpose entities. As of April 28, 2002, we have approximately $8.2 million in operating lease commitments that extend over a six year period. The portion of these operating lease payments due during the coming fiscal year is less than $1.3 million.

    In order to develop, design and manufacture new products, we have incurred significant expenditures during the past five years. These investments aimed at developing new products, including the hiring of many design and applications engineers and related purchase of equipment, will continue. We intend to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by operations and investments.

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

Critical Accounting Policies

     In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policy," we identified the most critical accounting policies upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or objective decisions or assessments. We identified our most critical accounting policies to be related to revenue recognition, inventory valuation and use of estimates. We state these accounting policies in the notes to the consolidated financials statements in our Form 10-K and at relevant sections in this management's discussion and analysis.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this statement effective January 26, 2003. We do not expect that the adoption of SFAS No. 143 will have a material impact on our results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provision of Accounting Principles Board (APB) Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to Statement No. 121. We have adopted these standards effective with the fiscal year beginning January 28, 2002. We are currently reviewing these standards to determine the impact on our results of operations and financial position, however, for the first quarter ended April 28, 2002, the adoption of these standards has not had a material impact.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement 4, early application is encouraged. We have applied this statement to the three months ended April 28, 2002, and the impact of its application was the reclassification of the gains or losses on the extinguishment of debt from an extraordinary item to other income.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

     In addition to historical information, this Form 10-Q contains statements relating to our future results. These statements include certain projections and business trends, which are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are made only as of the date of this Form 10-Q. We do not undertake to update or revise the forward-looking statements after the date of this Form 10-Q.

     Actual results may differ materially from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under "Risk Factors" in the Form 10-K for the year ended January 27, 2002, as filed with the Securities and Exchange Commission, those set forth below and elsewhere in this Form 10-Q and those detailed from time to time in press releases, conference calls and other filings with the SEC:

..  Economic declines may have adverse consequences for our business

.. The cyclical nature of the electronics and semiconductor industries may limit our ability to maintain or increase revenue and profit levels during industry downturns

.. Fluctuations and seasonality in the personal computer industry and economic downturns in our end-markets may have adverse consequences for our business

.. Reductions in communications infrastructure investments could adversely affect our business

.. We may be unsuccessful in developing and selling new products required to maintain or expand our business

.. Our products may be found to be defective, product liability claims may be asserted against us and we may not have sufficient liability insurance

.. Our share price could be subject to extreme price fluctuations, and shareholders could have difficulty trading shares

.. We obtain certain essential components and materials and certain manufacturing services from a limited number of suppliers and subcontractors, including foreign-based entities

.. We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

.. Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results

.. Our future operating results may fluctuate, fail to match past performance or fail to meet expectations

.. We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers could adversely affect our operations

.. We have acquired and may continue to acquire other companies and may be unable to successfully integrate these companies into our operations

.. We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

.. We must commit resources to product production prior to receipt of purchase commitments and could lose some or all of the associated investment

 . The loss of any of our key personnel or the failure to attract or retain the specialized technical and management personnel could impair our ability to grow our business

 . We are subject to environmental regulations, which may require us to incur significant expenditures

 .   Major earthquakes may cause us significant losses

 . Terrorist attacks, such as the attacks that occurred on September 11, 2001, and other acts of violence or war may negatively affect our operations and your investment

 .   We may be unable to adequately protect our intellectual property rights

 . We could be required to register as an investment company and become subject to substantial regulation that would interfere with our ability to conduct our business

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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

     Substantially all of our foreign sales are denominated in U.S. dollars. Currency exchange fluctuations in countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

Interest Rate Risk

     As of April 28, 2002, we had $354.2 million in long-term debt outstanding at a fixed interest rate of 4 1/2 % per annum. We do not currently hedge any potential interest rate exposure. Interest rates affect our return on excess cash and investments. A significant decline in interest rates would reduce the amount of interest income generated from our excess cash and investments.

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

          On June 22, 2001, the Company was notified by the California Department of Toxic Substances Control that it may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it is one of the companies believed to have used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. Investigation into this matter is in its early stages. At this time there is not a specific proposal or budget with respect to the clean-up of the site. Thus, no reserve has been established for this matter.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

          (a) Exhibits

          10.1 - The Company's Long-Term Stock Incentive Plan, as Amended.

          11.1 - Computation of per share earnings - See Note 1 of Notes to Unaudited Consolidated Condensed Financial Statements.

          (b) Reports on Form 8-K

               The Company filed the following reports on Form 8-K during the period covered by this report:

                   January 28, 2002    To file press release dated January 25,
                                       2002 regarding expectations for the
                                       fourth quarter

                   February 28, 2002   To report change of address of corporate
                                       headquarters

                   April 24, 2002      To file press release dated April 24,
                                       2002 regarding expectations for the
                                       first quarter

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEMTECH CORPORATION
                                    -------------------
                                    Registrant

Date: June 11, 2002                 /S/ John D. Poe
                                    --------------------------------
                                    John D. Poe
                                    Chairman of the Board
                                    and Chief Executive Officer

Date:  June 11, 2002                /S/ David G. Franz, Jr.
                                    --------------------------------
                                    David G. Franz, Jr.
                                    Vice President Finance, Chief
                                    Financial Officer, and
                                    Secretary