Form 10-Q
period 2002-07-28
SEMTECH CORP
filed 2002-09-11
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   for the quarterly period ended July 28, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   for the transition period from                              to

Commission file number 1-6395

SEMTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2119684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Flynn Road, Camarillo, California, 93012-8790
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (805) 498-2111

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Number of shares of Common Stock, $0.01 par value per share, outstanding at July 28, 2002:    73,622,767

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of July 28, 2002, and the results of their operations for the three and six months then ended and their cash flows for the six months then ended.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
Net sales	$52,071	$40,532	$101,259	$101,060
Cost of sales	21,739	32,537	42,847	57,979

Gross profit	30,332	7,995	58,412	43,081

Operating costs and expenses:
Selling, general and administrative	8,816	8,008	17,228	17,930
Product development and engineering	8,273	7,319	15,797	15,367
One-time costs	—	1,776	—	2,727

Total operating costs and expenses	17,089	17,103	33,025	36,024

Operating income (loss)	13,243	(9,108)	25,387	7,057
Interest and other income, net	1,540	1,799	2,719	4,250

Income (loss) before provision (benefit) for taxes	14,783	(7,309)	28,106	11,307
Provision (benefit) for taxes	3,696	(2,232)	7,027	3,166

Net income (loss)	$11,087	$(5,077)	$21,079	$8,141

Earnings (loss) per share:
Earnings per share—
Basic	$0.15	$(0.07)	$0.29	$0.12
Diluted	$0.14	$(0.07)	$0.27	$0.11
Weighted average number of shares—
Basic	73,348	69,446	73,014	68,956
Diluted	78,627	69,446	78,796	77,244

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	July 28, 2002	January 27, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$88,007	$46,300
Temporary investments	315,425	324,870
Receivables, less allowances	21,011	19,181
Inventories	20,916	22,728
Income taxes refundable	—	2,019
Deferred income taxes	11,658	11,786
Other current assets	3,820	3,372

Total current assets	460,837	430,256
Property, plant and equipment, net	52,514	51,516
Investments with maturities in excess of 1 year	134,051	172,332
Deferred income taxes	25,965	27,659
Other assets	6,850	8,638

TOTAL ASSETS	$680,217	$690,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,705	$7,341
Accrued liabilities	14,287	16,845
Deferred revenue	2,037	1,936
Income taxes payable	2,705	1,099
Other current liabilities	68	65

Total current liabilities	25,802	27,286
Convertible subordinated notes	322,170	364,320
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 authorized, 73,622,767 issued and outstanding on July 28, 2002 and 72,148,573 issued and outstanding on January 27, 2002	737	722
Additional paid-in capital	177,068	162,856
Retained earnings	152,538	131,459
Accumulated other comprehensive income	1,902	3,758

Total stockholders’ equity	332,245	298,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$680,217	$690,401

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	July 28, 2002	July 29, 2001

Cash flows from operating activities:
Net income	$21,079	$8,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,645	3,984
Deferred income taxes	1,822	(23,902)
Tax benefit of stock option exercises	4,621	26,040
Gain on repurchase of long-term debt	(557)	(372)
Loss on disposition of property, plant and equipment	324	—
Changes in assets and liabilities:
Receivables	(1,830)	19,510
Inventories	1,812	6,084
Other assets	454	304
Accounts payable and accrued liabilities	(3,194)	(9,242)
Deferred revenue	101	—
Income taxes refundable/payable	3,625	1,655
Other liabilities	3	(175)

Net cash provided by operating activities	32,905	32,027

Cash flows from investing activities:
Temporary investments, net	9,444	(101,973)
Long-term investments, net	38,281	(103,704)
Proceeds on sale of assets	—	1,174
Additions to property, plant and equipment	(5,967)	(6,549)

Net cash provided by (used in) investing activities	41,758	(211,052)

Cash flows from financing activities:
Exercise of stock options	9,578	12,033
Cost of buyback of convertible subordinated notes	(40,706)	(2,290)
Reissuance of treasury stock	—	1,283
Stock repurchase	—	(16,113)

Net cash used in financing activities	(31,100)	(5,087)

Effect of exchange rate changes on cash and cash equivalents	(1,856)	219

Net increase (decrease) in cash and cash equivalents	41,707	(183,893)

Cash and cash equivalents at beginning of period	46,300	323,182

Cash and cash equivalents at end of period	$88,007	$139,289

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in the second quarters of fiscal years 2003 and 2002 were 73,348,000 and 69,446,000, respectively. For the first six months of fiscal years 2003 and 2002, the weighted average number of shares used to compute basic earnings per share were 73,014,000 and 68,956,000, respectively.

Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options (“common stock equivalents”), or 78,627,000 and 69,446,000 in the second quarters of fiscal years 2003 and 2002, respectively. For the first six months of fiscal years 2003 and 2002, the number of shares used to compute diluted earnings per share were 78,796,000 and 77,244,000, respectively.

Options to purchase approximately 825,000 and 16 million, respectively, were not included in the computation of second quarter of fiscal years 2003 and 2002 diluted net income per share because such options were considered anti-dilutive. For the first six months of fiscal years 2003 and 2002, options to purchase approximately 284,000 and 293,000 shares, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Shares associated with the Company’s outstanding convertible subordinated notes are not included in the computation of net income per share as they are anti-dilutive.

2.    Business Segments and Concentrations of Risk

The Company operates in three reportable segments: Standard Semiconductor Products, Rectifier and Assembly Products, and Other Products. Included in the Standard Semiconductor Products segment are the Power Management, Protection, Test and Measurement (formerly High Performance), Advanced Communications and Human Input Device product lines. The Rectifier and Assembly Products segment includes the Company’s line of assembly and rectifier products. The Other Products segment is made up of custom integrated circuit (IC) and foundry sales.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Form 10-K for the year ended January 27, 2002. The Company evaluates segment performance based on net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there is no separately identifiable statements of income data (below operating income). The Company does not track balance sheet items by individual reportable segments.

	Three Months Ended		Six Months Ended
Net Sales	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
Standard Semiconductor Products	$49,146	$36,983	$95,528	$91,283
Rectifier and Assembly Products	2,450	2,590	5,053	5,903
Other Products	475	959	678	3,874

Total Net Sales	$52,071	$40,532	$101,259	$101,060

	Three Months Ended		Six Months Ended
Operating Income	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
Standard Semiconductor Products	$12,450	$(7,789)	$23,652	$7,673
Rectifier and Assembly Products	557	441	1,384	1,531
Other Products	236	16	351	580
Non-segment specific one-time costs	—	(1,776)	—	(2,727)

Total Operating Income	$13,243	$(9,108)	$25,387	$7,057

Operating income for the first six months of fiscal year 2002 includes one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products; one-time costs of $2.0 million associated with headcount reductions; and one-time costs of $765,000 associated with a Superfund settlement. Of the $14.0 million write-down of inventory and discontinuation of certain products, $13.5 million was associated with the Standard Products segment, $400,000 with the Rectifier and Assembly Products segment and $150,000 with the Other Products segment.

One Asian-based distributor accounted for 14% of net sales and another Asian-based distributor accounted for 11% of net sales in the second quarter of fiscal year 2003. No end customer (OEM) accounted for 10% or more of net sales in the second quarter of fiscal year 2003. For the six months ended July 28, 2002, one Asian-based distributor accounted for 14% of net sales.

During the second quarter of fiscal year 2002, one automated test equipment (ATE) end customer, when combined with its subcontractors, accounted for 18% of net sales. For the first six months of fiscal year 2002, this same ATE customer, combined with its subcontractors, accounted for 13% of net sales. A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

	Three Months Ended		Six Months Ended
Net Sales	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
Domestic	$18,537	$17,591	$32,999	$47,129
Asia-Pacific	31,034	18,604	60,842	42,815
European	2,500	4,337	7,418	11,116

Total Net Sales	$52,071	$40,532	$101,259	$101,060

Long lived assets located outside the United States as of the end of the second quarter of fiscal years 2003 and 2002 were approximately $9.3 million and $6.5 million, respectively.

The Company relies on a limited number of outside subcontractors and suppliers for silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors could delay shipments and could have a material adverse effect on the Company. Most of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany.

3.    Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet.

The Company changed its method of classifying investments from “held to maturity” to “available for sale” in the fourth quarter of fiscal year 2002, because it expects to sell some securities prior to maturity. For the first six months of fiscal year 2003, any unrealized gain or loss, net of tax, is included in the comprehensive income portion of the Consolidated Statements of Stockholder’s Equity and Comprehensive Income.

The Company realized interest income of $4.9 million and $6.6 million during the second quarters of fiscal years 2003 and 2002, respectively, and $10.6 million and $16.2 million for the six month period ended July 28, 2002 and July 29, 2001, respectively.

4.    Inventories

Inventories consisted of the following:

	July 28, 2002	January 27, 2002
Raw materials	$558	$854
Work in process	13,606	14,648
Finished goods	6,752	7,226

Total inventories	$20,916	$22,728

5.    Comprehensive Income

For the six months ended July 28, 2002, comprehensive income was $19.2 million, which reflects changes in the unrealized gain the Company recorded for its available-for-sale securities of $1.7 million and $95,000 for translation adjustments. For the six months ended July 29, 2001, comprehensive income was $8.4 million, which reflects $219,000 for the change in translation adjustments.

6.    Stock and Convertible Subordinated Debt Repurchase Programs

On January 4, 2001, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. On September 20, 2001, the Company indicated that its Board had authorized an additional $50.0 million in buybacks, increasing the total amount authorized under the buyback program to $100.0 million. On June 26, 2002, the Company announced an additional $50.0 million in buybacks was authorized by the Board, bringing the total amount authorized under the buyback program to $150.0 million. As of July 28, 2002, the Company had repurchased 1,230,000 shares of its common stock at a cost $33.2 million under this program. Repurchased shares of common stock have been reissued as a result of stock options exercises. As of July 28, 2002, the Company had repurchased 77,830 of its convertible subordinated notes (face value of $1,000 each) at a cost of $73.3 million in open market transactions and has recognized a net gain on the repurchase of these convertible subordinated notes of $2.8 million since the inception of the buyback program. The Company has retired these repurchased notes.

7.    One-Time Items

Operating results for the second quarter of fiscal year 2003 include $415,000 of inventory with no corresponding cost of goods sold that was sold, as these products were previously written off. For the first six months of fiscal year 2003, operating results include various one-time items. First, $644,000 of previously written off inventory that was sold, therefore, there was no cost of goods sold associated with these shipments. Second, one-time costs of $247,000 were recorded for the write-off of certain excess test capacity and other assets at the Company’s former Newbury Park and New York facilities.

Operating income for the second quarter of fiscal year 2002 include one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products. The line item on the Statement of Income “One-time Costs” includes $1.0 million associated with headcount reductions made in the second quarter; and one-time costs of $765,000 associated with a Superfund settlement. Operating income for the first six months of fiscal year 2002 include one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products. The line item on the Statement of Income “One-time Costs” includes $2.0 million associated with headcount reductions; and one-time costs of $765,000 associated with a Superfund settlement.

8.    Disposition of Assets

On April 23, 2001, the Company sold its Santa Clara, California wafer fab facility to STI Foundry, Inc. In exchange for approximately $1.5 million of assets associated with the facility, the Company received $1.0 million in cash and approximately a $1.4 million receivable for either future inventory or cash. The Company expects to eventually recognize a gain of approximately $900,000 on the sale of the wafer fab. As of July 28, 2002, $373,000 of the gain was still unrecognized. The sale of the Santa Clara wafer fab is consistent with the Company’s long-term strategy to utilize already installed process technologies at third-party foundries.

9.    Convertible Subordinated Notes

On February 14, 2000, the Company completed a private offering of $400.0 million principal amount of convertible subordinated notes that pay interest semiannually at a rate of 4½ percent and are convertible into common stock at a conversion price of $42.23 per share. The notes are due on February 1, 2007 and are callable by the Company on or after February 6, 2003. Pursuant to a registration rights agreement, we were obligated to register the resale of the notes on behalf of the holders and to maintain the effectiveness of the registration until the holders could otherwise resell the notes under exemptions from registration. Our obligation to keep the registration statement effective has terminated and on August 30, 2002 we filed a post-effective amendment to de-register the notes and conversion shares that had not been sold under the prospectus contained in the registration statement. The post-effective amendment is not yet effective.

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

For the three months ended July 28, 2002 and July 29, 2001, the Company incurred $4.2 million and $4.8 million, respectively, in interest expense associated with these convertible subordinated notes. For the six months ended July 28, 2002 and July 29, 2001, the Company incurred $8.6 million and $9.7 million, respectively, in interest expense associated with these convertible subordinated notes. As of July 28, 2002, $322.2 million of the convertible subordinated notes were still outstanding, reflecting the Company’s repurchase of 77,830 of its convertible subordinated notes (face value of $1,000 each) at a cost of $73.3 million in open market transactions. The Company recognized a net gain on the repurchase of these convertible subordinated notes of $2.3 million in fiscal year 2002 and $600,000 in the first half of fiscal year 2003.

10.    Commitments and Contingencies

On August 27, 2002, the Company issued a press release stating that it is in discussions with a customer to resolve a dispute over whether a Semtech integrated circuit (IC) caused failures in some units of two models of the customer’s products. The customer, without providing documentation of its technical or financial contentions, indicated it suffered damages in the range of $42 million and projected that they may exceed $115 million. The customer purchased approximately $550,000 of the IC at issue. The Company’s industry standard end-of-life reliability testing supports its position that the Semtech IC functions reliably. Last year, we aided the customer in redesigning its equipment to eliminate an over-voltage condition that well exceeded the data sheet limits for our IC. The Company’s investigation into this matter is continuing and discussions with the customer are ongoing.

On August 9, 2002, the Company issued a press release responding to Maxim Integrated Products’ announcement of patent infringement litigation previously filed against the Company, stating its position that the SC1402, the device in question, does not infringe any of Maxim’s patents. The Company believes the Maxim patents to be invalid and, in fact, has its own patent on technology used in the SC1402. Sales of this device are not material to the Company’s financial results.

On June 22, 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program, because it is one of the companies believed to have used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company has joined with other potentially responsible parties in an effort to resolve this matter with the State. The group is sharing the cost of an evaluation of the site prior to development of any remediation plan. The Company’s share of the estimated cost for this study is not material and the cost to date has been expensed. At this time there is not a specific proposal or budget with respect to the clean up of the site. Thus, no reserve has been established for this matter.

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

The Company uses an environmental consulting firm, specializing in hydrogeology, to perform periodic monitoring of the groundwater at its previously leased facility in Newbury Park, California. Certain contaminants have been found in the groundwater. Monitoring results over a number of years indicate that contaminants are coming from an adjacent facility. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company at this site. Accordingly, no reserve for clean up has been provided at this time.

Effective June 11, 1998, the Company’s Board of Directors approved a Stockholder Protection Agreement to issue a Right for each share of common stock outstanding on July 31, 1998 and each share issued thereafter (subject to certain limitations). These Rights, if not cancelled by the Board of Directors, can be exercised into a certain number of Series X Junior Participating Preferred Stock after a person or group of affiliated persons acquire 25% or more of the Company’s common stock and subsequently allow the holder to receive certain additional Company or acquirer common stock if the Company is acquired in a hostile takeover.

From time to time, the Company is approached by persons seeking payment based on the Company’s alleged use of their intellectual property. The Company is also periodically named as a defendant in lawsuits involving intellectual property and other matters that are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such pending matters will not have a material adverse effect on the accompanying consolidated financial statements.

11.    Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company plans to adopt this statement effective January 26, 2003. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provision of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The Company adopted these standards effective with the fiscal year beginning January 28, 2002. For the six months ended July 28, 2002, the adoption of these standards has not had a material impact.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. The Company has applied this statement to the six months ended July 28, 2002, and as a result the gains or losses on the extinguishment of debt was reclassified from an extraordinary item to other income.

In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the condensed financial statements and the notes to condensed financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors and Forward Looking Statements” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended January 27, 2002. We undertake no obligation to update any forward-looking statements after the date of this Form 10-Q.

Overview

We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, computer gaming systems, personal digital assistants (PDAs), cellular phones, wireline networks, wireless base stations and automated test equipment (ATE). Products within the communications market include products for local area networks, metro and wide area networks, cellular phones and base-stations. Industrial applications include ATE, medical devices and factory automation systems. Our end customers are primarily original equipment manufacturers and their suppliers, including Acer, Agilent, Cisco, Compaq, Compal Electronics, Dell, IBM, Intel, Lucky Goldstar, Microsoft, Motorola, Quanta Computer, Samsung and Sony.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result we rely on orders received and shipped within the same quarter. For the three months ended July 28, 2002, sales made directly to original equipment manufacturers were approximately 55% of net sales, while the remaining 45% of net sales were through independent distributors.

We divide and operate our business based on three reportable segments: Standard Semiconductor Products, Rectifier and Assembly Products, and Other Products. We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. The Company does not track balance sheet items by individual reportable segments. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our Power Management, Protection, Test and Measurement (formerly called High Performance), Advanced Communications and Human Input Device product lines. The Rectifier and Assembly Products segment includes our line of assembly and rectifier devices, which are the remaining products from our original founding as a supplier into the military and aerospace market. The Other Products segment is made up of custom integrated circuit (IC) and foundry sales.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the fiscal year ended January 27, 2002, approximately 28% of our silicon was manufactured in China. For the quarter ended July 28, 2002, approximately 63% of our silicon (calculated based on acquisition cost) was manufactured in China. Foreign sales for the second quarter of fiscal year 2003 constitute approximately 64% of our net sales. Approximately 90% of foreign sales were to customers located in the Asia-Pacific region. The remaining were to customers in Europe.

One of our strategies has been to expand our business through strategic acquisitions. In the past, we have made several small acquisitions in order to increase our pool of skilled technical personnel and penetrate new market segments, such as test and measurement, advanced communications and system management devices. These acquisitions include: USAR Systems Incorporated; Practical Sciences, Inc.; Acapella Limited; and Edge Semiconductor. The acquisitions of USAR, Acapella and Edge were accounted for as poolings of interests.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts and sales returns, inventory reserves, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the net receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, receipt by the customer has been confirmed, the fee is fixed or determinable and collectibility is probable. Product design and engineering revenue is recognized during the period in which services are performed. We defer revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end-users. In addition, we record a provision for estimated sales returns in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

Inventory Valuation

Our inventories are stated at lower of cost or market and consist of materials, labor and overhead. We determine the cost of inventory by the first-in, first-out method. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. In order to state our inventory at lower of cost or market, we maintain reserves against our inventory. As of July 28, 2002, we had gross inventory of $39.1 million and a reserve against that inventory of $18.1 million. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax assets will be realized. If management ever determined that its deferred tax asset was not likely to be realized, a write-down of that asset would be required and would be reflected as a cost in the accompanying period.

RESULTS OF OPERATIONS

Comparison Of The Three Months Ended July 28, 2002 And July 29, 2001

Net Sales.    Net sales for the second quarter of fiscal year 2003 were $52.1 million, compared to $40.5 million for the second quarter of fiscal year 2002, a 28% increase. Standard Semiconductor Products (Standard Products) increased by 33%, Rectifier and Assembly Products’ sales declined 5% and our Other Products segment declined 50% in the second quarter of fiscal year 2003.

Standard Products represented about 94% of net sales in the second quarter of fiscal year 2003, up from 91% in the prior year period. The increase in sales for our Standard Products reflected general market condition improvements year-on-year and market-share gains. Sales of all product lines within the Standard Products segment were up, except for the Human Interface products which were impacted by low demand from PDA customers and Test and Measurement products impacted by declines in the ATE market.

Sales of our Rectifier and Assembly Products segment declined due to weak industry conditions and a strategic focus on proprietary products. Applications for these high-grade products have continued a slow decline over time as cheaper “commercial part” alternatives are increasingly used in many military and aerospace applications. Other Products declined as a result of a strategic de-emphasis of custom and foundry services and the sale of our Santa

Clara facility that supported the production of these products. We plan to eventually exit the custom and foundry product offerings.

In the second quarter of fiscal year 2002, all three product segments experienced declines in their sales levels. Market conditions during the quarter declined rapidly as the semiconductor industry experienced a severe downturn in demand caused by end-market softness and concerns over a weak economy. Standard Products, which are the largest segment and are sold into computer, communications and industrial applications, were most effected in terms of absolute dollar declines in sales.

For the second quarter of fiscal year 2003, we estimate that our products were used in the following end-market applications: 50% in computer, 31% in communications, 16% in industrial and all other segments at 3%. Geographically, sales for the second quarter of fiscal year 2003 were as follows: 36% in North America, 60% in Asia, and 4% in Europe. End-markets for the second quarter of the prior year were estimated to be 34% in computer, 32% in communications, 30% in industrial and all others at 4%. Geographically, sales for the second quarter of fiscal year 2002 were 43% in North America, 46% in Asia and 11% in Europe.

Gross Profit.    Gross profit for the second quarter of fiscal year 2003 was $30.3 million, compared to $8.0 million for the prior year period, a 279% increase. Our gross margin was 58% for the second quarter of fiscal year 2003, up from 20% for the second quarter of fiscal year 2002. The increase was due to a more favorable product contribution from higher margin products; better manufacturing yields and reduced costs; and the lack of one-time cost for excess and obsolete inventory.

Gross profit for the second quarter of fiscal year 2003 includes the recognition of $415,000 from the sale of inventory, that had been written off in the second quarter of the prior year. Gross profit for the second quarter of fiscal year 2002 include one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products.

Operating Costs and Expenses.    Operating costs and expenses were $17.1 million, or 33% of net sales, for the second quarter ended July 28, 2002. Operating costs and expenses for the prior year second quarter were $17.1 million, or 42% of net sales.

Operating costs and expenses for the second quarter of fiscal year 2002 include one-time costs of $1.0 million associated with headcount reductions made in the quarter and one-time costs of $765,000 associated with a pending Superfund settlement.

Prior to one-time costs, operating costs and expenses in the second quarter of fiscal year 2003 were lower as a percentage of net sales due to higher sales levels. Absolute dollars spent on operating costs, before one-time items, are higher in fiscal year 2003 than in the second quarter of 2002. We invested more in operating areas, primarily through increased research and development and higher spending on sales and marketing activities, we also had higher variable costs, which are tied to sales levels.

Operating Income.    Operating income was $13.2 million in the second quarter of fiscal year 2003, up from operating loss of $9.1 million in the second quarter of fiscal year 2002. The prior year loss was due to one-time costs of approximately $15.8 million. Operating income was favorably impacted by a 28% increase in net sales, the increase in gross margin, greater leverage on operating spending and the absence of one-time costs.

We evaluate segment performance based on net sales and operating income of each segment. Operating income in the second quarter of fiscal year 2003 for the Standard Products segment was $12.5 million, up dramatically from a loss of $7.8 million in the prior year second quarter. Operating income in the Standard Products segment was benefited by increases in most product lines, with the largest exception being the Test and Measurement product line, which had year-over-year sales and operating income declines.

Operating income for the Rectifier and Assembly Products segment increased by 26%, while the Other Products segment increased by $220,000 in second quarter of fiscal year 2003. Both segments’ operating margins were impacted by moves to improve operating efficiencies associated with these small, non-strategic product lines.

Operating income for the Standard Products segment in the second quarter of fiscal year 2002 was most impacted by a decline in sales for all product lines included in the segment and various one-time costs. Operating income for the Rectifier and Assembly Products segment for the second quarter of fiscal year 2002 was only slightly impacted by sales declines, which were partially offset by a shift in manufacturing to our lower-cost facility in Mexico and reduced overhead. Other Products operating income decreased due to lower sales, lower gross margin and underutilized overhead.

Interest and Other Income.    Net interest and other income of $1.5 million was realized in the second quarter of fiscal year 2003. For the second quarter of fiscal year 2002, interest and other income was $1.8 million. Other income and expenses is primarily interest income from investments, interest expense associated with our outstanding convertible subordinated notes and gains or losses on the repurchase of notes. The decline in interest and other income so far in fiscal year 2003 is mostly due to lower rates of return on our investments as compared to the prior year, partially offset by net gains on the repurchase of notes.

Provision for Taxes.    Provision for income taxes for the second quarter of fiscal year 2003 was $3.7 million, compared to a benefit of $2.2 million in the prior year period. The effective tax rate so far in fiscal year 2003 is 25%, compared to 31% in the prior year period. The decline in the effective tax rate is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

Comparison Of The Six Months Ended July 28, 2002 And July 29, 2001

Net Sales.    Net sales for the first six months of fiscal year 2003 were $101.3 million, up slightly from $101.1 million for the first six months of fiscal year 2002. Standard Products represented about 94% of net sales in the first half of fiscal year 2003, up from 90% in the prior year period. Standard Products increased year-on-year by 5%, Rectifier and Assembly Products’ sales declined 14% and our Other Products segment declined 82% in the first half of fiscal year 2003.

While sales of Standard Products were nearly unchanged for the period, the mix of products within the segment did change, with the largest changes being an increase in Power Management product line sales, offset by a decline in Test and Measurement product line sales. The increase in Power Management products sales was due to increased sales into desktop computer, notebook computer, computer gaming and wireless handset applications.

Sales of our Rectifier and Assembly Products segment declined due to declining demand and weak market conditions. Other Products declined as a result of a strategic de-emphasis of custom and foundry services and the sale of our Santa Clara facility that supported the production of these products. We plan to eventually exit the custom and foundry product offerings.

End-market applications for the first six months of fiscal year 2003 are estimated to be: computer at 50%, communications at 30%, industrial at 16% and 4% for all other applications. Geographically, sales in the first six months of fiscal year 2003 were 33% into North America, 60% into Asia and 7% into Europe. For the first half of fiscal year 2002, end-market application were 33% in computer, 31% in communications, 32% in industrial and 4% into other markets. For the first half of fiscal year 2002, geographically sales were 47% in North America, 42% into Asia and 11% into Europe.

Gross Profit.    Gross profit for the first six months of fiscal year 2003 was $58.4 million, compared to $43.1 million for the comparable period in the prior year. Our gross margin was 58% for the first half of fiscal year 2003, up from 43% for the first half of fiscal year 2002. The increase was due to a favorable product contribution from higher margin products and the lack of one-time costs associated with the write-down of inventory and discontinuation of certain product lines.

Gross profit for the first six months of fiscal year 2003 includes the recognition of $644,000 from the sale of inventory, that had been written off in the second quarter of prior year. Gross profit for the first six months of fiscal year 2002 include one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products.

Operating Costs and Expenses.    Operating costs and expenses were $33.0 million, or 33% of net sales, for the first half of fiscal year 2003. Operating costs and expenses for the prior year first half were $36.0 million, or 36% of net sales. Operating costs in the first half of fiscal year 2003 were lower as a percentage of net sales due to the lack of one-time costs. Operating costs as a percentage of net sales, before one-time costs incurred in the first six months of fiscal year 2002, would have been the same at 33%.

Operating costs and expenses for the first six months of fiscal year 2002 include one-time costs of $2.0 million associated with headcount reductions and one-time costs of $765,000 associated with a pending Superfund settlement.

Operating Income.    Operating income was $25.4 million in the first six months of fiscal year 2003, up from operating income of $7.1 million in the first half of fiscal year 2002. Operating income was up year-over-year due to higher gross margins and the lack of one-time costs.

We evaluate segment performance based on net sales and operating income of each segment. Operating income in the first six months of fiscal year 2003 for the Standard Products segment was $23.7 million, up dramatically from income of $7.7 million in the prior year first half. Operating income in the Standard Products segment was benefited by increases in most product lines, with the largest exception being the Test and Measurement product line, which had year-over-year sales declines.

Operating income for the Rectifier and Assembly Products segment decreased by 10%, while the Other Products segment decreased by 39% in first half of fiscal year 2003. Both these non-strategic segments’ operating margins were impacted by declines in sales and lower operating efficiencies.

Operating income for the Standard Products segment in the first half of fiscal year 2002 was most impacted by a decline in sales for all product lines included in the segment and various one-time costs. Operating income for the Rectifier and Assembly Products segment for the first half of fiscal year 2002 was only slightly impacted by sales declines, which were partially offset by shift in manufacturing to our lower-cost facility in Mexico and reduced overhead. Other Products operating income decreased due to lower sales, lower gross margin and underutilized overhead.

Interest and Other Income.    Net interest and other income of $2.7 million was realized in the first half of fiscal year 2003. For the first half of fiscal year 2002, interest and other income was $4.3 million. Other income and expenses is primarily interest income from investments, interest expense associated with our outstanding convertible subordinated notes and gains or losses on the repurchase of notes. The decline in interest and other income so far in fiscal year 2003 is mostly due to lower rates of return on our investments as compared to the prior year, partially offset by net gains on the repurchase of notes.

Provision for Taxes.    Provision for income taxes for the first six months of fiscal year 2003 was $7.0 million, compared to $3.2 million in the prior year period. The effective tax rate so far in fiscal year 2003 is 25%, compared to 28% in the prior year period. The decline in the effective tax rate is due to increased sales through foreign-based subsidiaries that are in lower tax jurisdictions.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets and liabilities.

On February 14, 2000, we completed a private offering of $400.0 million principal amount of convertible subordinated notes that bear interest at the rate of 4½% per annum and are convertible into our common stock at a conversion price of $42.23 per share. The notes are due in 2007 and redeemable in 2003. Pursuant to a registration rights agreement, we were obligated to register the resale of the notes on behalf of the holders and to maintain the effectiveness of the registration until the holders could otherwise resell the notes under exemptions from registration. Our obligation to keep the registration statement effective has terminated and on August 30, 2002 we filed a post-effective amendment to de-register the notes and conversion shares that had not been sold under the prospectus contained in the registration statement. The post-effective amendment is not yet effective. We have used the net proceeds of the notes offering, in part, for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, we may use a portion of the net proceeds from the notes offering to acquire or invest in complementary businesses, technologies, services or products.

As of July 28, 2002, we had working capital of $435.0 million, compared with $403.0 million as of January 27, 2002. The ratio of current assets to current liabilities as of July 28, 2002 was 17.9 to 1, compared to 15.8 to 1 as of January 27, 2002. The increase in working capital as of July 28, 2002 was mostly the result of an increase in cash and temporary investments and declines in accrued liabilities.

Cash provided by operating activities was $33.8 million for the first two quarters of fiscal year 2003, compared to $32.0 million for the first two quarters of fiscal year 2002. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $4.6 million and $4.0 million in the first six months of fiscal years 2003 and 2002, respectively.

Net operating cash flows in the first six months of fiscal year 2003 were positively impacted by net income of $21.1 million and by a decrease in inventories, tax benefit from stock option exercises, income taxes payable and other assets. These were partially offset by increases in receivables, accounts payable and accrued liabilities.

Investing activities provided $41.8 million in the first six months of fiscal year 2003 compared to $211.1 million used in the prior year first six months. Investing activities for both periods consist of increases in temporary investments, purchases and redemptions of long-term investments, and capital expenditures. Investing activities for first six months of fiscal year 2002 included proceeds of $1.2 million from the sale of assets.

Our financing activities used $32.0 million during the first six months of fiscal year 2003 and $5.1 million in the prior year period. Financing activities so far in fiscal year 2003 reflect the proceeds from stock option exercises, which were more than offset by cash used to repurchase long-term debt. Financing activities for the first six months of fiscal year 2002 reflect the proceeds from stock options exercises and the reissuance of treasury stock, more than offset by cash used to repurchase long-term debt and common stock.

We do not have any off balance sheet financing activities and do not have any special purpose entities. As of July 28, 2002, we have approximately $8.0 million in operating lease commitments that extend over a six year period. The portion of these operating lease payments due during the current fiscal year is less than $1.3 million.

In order to develop, design and manufacture new products, we have incurred significant expenditures during the past five years. We expect to continue these investments aimed at developing new products, including the hiring of many design and applications engineers and related purchase of equipment. Our intent is to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by operations and investments.

Purchases of new capital equipment were made to complete our corporate headquarters in Camarillo, California, expand our manufacturing capacity and support other engineering functions, including product design and qualification. These purchases were funded from our operating cash flows and cash reserves. We believe that operating cash flows, together with the proceeds of the notes offering and cash reserves, are sufficient to fund operations and capital expenditures for the foreseeable future.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this statement effective January 26, 2003. We do not expect that the adoption of SFAS No. 143 will have a material impact on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provision of Accounting Principles Board (APB) Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to Statement No. 121. We have adopted these standards effective with the fiscal year beginning January 28, 2002. For the six months ended July 28, 2002, the adoption of these standards has not had a material impact on our results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement 4, early application is encouraged. We have applied this statement to the six months ended July 28, 2002, and as a result the gains or losses on the extinguishment of debt was reclassified from an extraordinary item to other income.

In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect that the adoption of SFAS No. 146 will have a material impact on our financial statements.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

You should carefully consider and evaluate all of the information in this Form 10-Q, including the risk factors listed below. The risks described below are not the only ones facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations.

If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock and convertible subordinated notes could decline.

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-Q. We undertake no duty to update any of the forward-looking statements after the date of this Form 10-Q.

Economic decline may have adverse consequences for our business

We sell our products to several commercial markets, including the computers, communications and industrial markets, whose performance is tied to the overall economy. Many of these industries have been impacted by the economic slowdown in the United States and abroad. If the economic conditions in the United States and abroad continue or worsen, the demand for our products may be reduced. In addition, these economic slowdowns may also affect our customers’ ability to pay for our products. Accordingly, these economic slowdowns may harm our business.

The cyclical nature of the electronics and semiconductor industries may limit our ability to maintain or increase revenue and profit levels during industry downturns

The semiconductor industry is highly cyclical and has experienced significant downturns, which are characterized by reduced product demand, production overcapacity, increased levels of inventory, industry-wide fluctuations in the demand for semiconductors and an erosion in average prices. The occurrence of these conditions has adversely affected our business in the past. During the calendar years 1999 and 2000, high consumption levels by electronics manufacturers was a major driver of demand for semiconductors, including the products we sell. However, calendar year 2001 was a year that saw a greater than 30% decline in overall semiconductor and electronics industries and, consequently, our business suffered. So far in calendar year 2002, industry conditions have remained relatively weak. Past downturns in the semiconductor industry have resulted in a sudden impact on the semiconductor and capital equipment markets. Consequently, a continuation of the current downturn and any future downturns in the semiconductor industry may harm our business. In addition, the semiconductor manufacturing industry is currently experiencing conditions of manufacturing overcapacity. If these conditions persist, they could lead to excess production in the industry and result in an underutilization of our internal manufacturing capacity and a decrease in the sale price of our products.

Fluctuations and seasonality in the personal computer and automated test equipment industries and economic downturns in any of our other end-markets may have adverse consequences for our business

Many of our products are used in personal computers and related peripherals. For the fiscal year ended January 27, 2002, approximately 40% of our sales are used in computer applications. So far in fiscal year 2003, computer sales have represented approximately 50% of our net sales. Industry-wide fluctuations in demand for desktop personal computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

A decline in any of our end markets, particularly the consumer computer industry and the automated test equipment (ATE) market, could also harm our business. For the fiscal year ended January 27, 2002, shipment of our products to the ATE customers represented approximately 21% of our net sales. For the six months ended July 28, 2002, sales to ATE customers was approximately 12% of our net sales. Consequently, any further downturn in the ATE market may adversely affect our business.

Our products may be found to be defective, product liability claims may be asserted against us and we may not have sufficient liability insurance

One or more of our products may be found to be defective after shipment, requiring a product replacement, recall or a software fix which would cure the defect but impede performance of the product. We may also be subject to product returns which could impose substantial costs and harm our business.

Product liability claims may be asserted with respect to our technology or products. Although we currently have insurance, there can be no assurance that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims.

We obtain certain essential components and materials and certain manufacturing services from a limited number of suppliers and subcontractors, including foreign-based entities

Our reliance on a limited number of outside subcontractors and suppliers for silicon wafers, packaging and certain other processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks may be attributable to several factors including limitations on resources, labor problems, equipment failures or the occurrence of natural disasters. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments and harm our business. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For fiscal year 2002, approximately 28% of our silicon was supplied by a third-party foundry in China. For the quarter ended July 28, 2002, approximately 63% of our silicon was manufactured by this same third-party foundry. Our international business activities, in general, are subject to a variety of risks resulting from political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.

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

Much of our sales growth and margin expansion in recent years has come from sales of products into wireless, local area networks, wide area networks and long-haul communications applications. This market saw a dramatic decline in total carrier spending throughout calendar year 2001 and so far in calendar year 2002. Moreover, carrier spending on telecom equipment could decline further in the future. Although we believe that the communication equipment market has not been characterized by cyclicality to date, this market may in the future exhibit general cyclical characteristics similar to the market for semiconductor capital equipment. Any major reduction in communications infrastructure investment will have a negative impact on the overall industry and our sales into these end market segments.

We may be unsuccessful in developing and selling new products required to maintain or expand our business

We operate in a dynamic environment characterized by price erosion, rapid technological change and design and other technological obsolescence. Our competitiveness and future success depend on our ability to achieve design wins for our products with current and future customers and introduce new or improved products that meet customer needs while achieving favorable margins. A failure to achieve design wins, to introduce these new products in a timely manner, or to achieve market acceptance for these products, could harm our business.

The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and development;

•	timely and efficient implementation of manufacturing and assembly processes;

•	product performance;

•	the quality and reliability of the product; and

•	effective marketing, sales and service.

The failure of our products to achieve market acceptance due to these or other factors could harm our business.

Our share price could be subject to extreme price fluctuations, and shareholders could have difficulty trading shares

The markets for high technology companies in particular have been volatile, and the market price of our common stock has been and may continue to be subject to significant fluctuations. Fluctuations could be in response to operating results, announcements of technological innovations, or market conditions for technology stocks in general. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the price of our common stock.

In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company’s stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management’s attention and resources from normal business operations.

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

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 62% of net sales in the fiscal year ended January 27, 2002. Sales to our customers located in Taiwan constituted 22% of net sales for fiscal year 2002. For the six months ended July 28, 2002, sales to foreign customers accounted for approximately 67% of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts and accounts receivable, exist in nondollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The nondollar-denominated currencies are principally the Euro, Swiss Francs and British Pounds Sterling. Additionally, certain of our current and long-term liabilities are denominated principally in British Pounds Sterling currency, which are also sensitive to foreign currency exchange rate fluctuations. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances could harm our business.

Our future operating results may fluctuate, fail to match past performance or fail to meet expectations

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our operating results may fluctuate as a result of:

•	general economic conditions in the countries where we sell our products;

•	seasonality and variability in the computer market and our other end markets;

•	the timing of new product introductions by us and our competitors;

•	product obsolescence;

•	the scheduling, rescheduling or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	our ability to develop new process technologies and achieve volume production at our fabrication facilities;

•	changes in manufacturing yields;

•	movements in exchange rates, interest rates or tax rates;

•	the availability of adequate supply commitments from our outside suppliers; and

•	the manufacturing and delivery capabilities of our subcontractors.

As a result of these factors, our past financial results are not necessarily indicative of our future results.

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers could adversely affect our operations

Historically, we have had significant customers that individually accounted for approximately 10% of consolidated revenues in certain quarters. The identity of our largest customers has varied from year to year. For fiscal year 2002 and fiscal year 2001, one of our ATE end customers, when combined with its subcontractors, accounted for approximately 13% and 14%, respectively, of net sales. For fiscal year 2002, one of our Asian distributors accounted for approximately 12% of net sales. One Asian-based distributor accounted for 14% of net sales and another Asian-based distributor accounted for 11% of net sales in the second quarter of fiscal year 2003. No end customer (OEM) accounted for 10% or more of net sales in the second quarter of fiscal year 2003. For the six months ended July 28, 2002, one Asian-based distributor accounted for 14% of net sales.

We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term supply contracts. The loss of any significant customer, any material reduction in orders by any of our significant customers, the cancellation of a significant customer order or the cancellation or delay of a customer’s significant program or product could harm our business.

We have acquired and may continue to acquire other companies and may be unable to successfully integrate these companies into our operations

In the past we have expanded our operations through strategic acquisitions and we may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies into our operations or if integration is more difficult than anticipated, then we may experience disruptions that could harm our business. Some of the risks that may affect our ability to integrate acquired companies include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating our new product and process development;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.

We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Fairchild Semiconductor and Intersil Semiconductor, with respect to our Power Management products; ST Microelectronics N.V., with respect to our Protection products; Analog Devices, Maxim Integrated Products, ON Semiconductor and Micrel Semiconductor, with respect to our Test and Measurement products; Zarlink Semiconductor and Silicon Laboratories, with respect to our Advanced Communications products; and Philips Semiconductors and Synaptics Inc., with respect to our Human Input Devices. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

•	success in designing and manufacturing new products that implement new technologies;

•	protection of our processes, trade secrets and know-how;

•	maintaining high product quality and reliability;

•	pricing policies of our competitors;

•	performance of competitors’ products;

•	ability to deliver in large volume on a timely basis;

•	marketing, manufacturing and distribution capability; and

•	financial strength.

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

We are also dependent on a relatively small group of key technical personnel with analog and mixed-signal expertise. Highly skilled managerial personnel with expertise in analog and mixed-signal design are scarce and competition for individuals with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel in the future. If we are unable to retain the services of Mr. Poe or existing key employees or are unsuccessful in attracting new highly qualified employees, our business would be harmed.

We are subject to environmental regulations which may require us to incur significant expenditures

We are subject to a variety of federal, state, local and foreign laws, rules and regulations related to protection of the environment and the use, storage, handling, discharge and disposal of certain toxic, volatile or otherwise hazardous chemicals. Any of these law, rules, or regulations could require us to acquire equipment or to incur substantial other expenses to comply. Our suppliers and subcontractors are also subject to environmental laws, rules, and regulations. If we or they were to incur substantial additional expenses, product costs could significantly increase, thus harming our business. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could harm our business.

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

We may be unable to adequately protect our intellectual property rights

We pursue patents for some of our new products and unique technologies, but we rely primarily on a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our know-how and processes. We intend to continue protecting our proprietary technology, including through trademark and copyright registrations and patents. Despite this intention, we may not be successful in achieving adequate protection. Our failure to adequately protect our material know-how and processes could harm our business. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and intellectual property rights. Due to the number of competitors, patent infringement is an ongoing risk since other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management’s resources. If one of our products is found to infringe, we may have liability for past infringement and may need to seek a license going forward. If a license is not available or if we are unable to obtain a license on terms acceptable to us, we would either have to change our product so that it does not infringe or stop making the product.

We could be required to register as an investment company and become subject to substantial regulation that would interfere with our ability to conduct our business

The Investment Company Act requires the registration of companies which are engaged primarily in the business of investing, reinvesting or trading in securities, or which are engaged in the business of investing, reinvesting, owning, holding or trading in securities and which own or propose to acquire investment securities with a value of more than 40% of the company’s assets on an unconsolidated basis (other than U.S. government securities and cash). We are not engaged primarily in the business of investing, reinvesting or trading in securities, and we intend to invest our cash and cash equivalents in U.S. government securities to the extent necessary to take advantage of the 40% safe harbor. To manage our cash holdings, we invest in short-term instruments consistent with prudent cash management and the preservation of capital and not primarily for the purpose of achieving investment returns. U.S. government securities generally yield lower rates of income than other short-term instruments in which we have invested to date. Accordingly, investing substantially all of our cash and cash equivalents in U.S. government securities could result in lower levels of interest income and net income.

If we were deemed an investment company and were unable to rely upon a safe harbor or exemption under the Investment Company Act, we would among other things be prohibited from engaging in certain businesses or issuing certain securities. Certain of our contracts might be voidable, and we could be subject to civil and criminal penalties for noncompliance.

We are subject to review by taxing authorities, including the Internal Revenue Service

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (IRS). The IRS is currently performing a routine review of our open-year tax filings and has raised the issue of whether the value of compensatory stock options must be included in our cost sharing agreement with our Swiss subsidiary. The issue is currently being litigated before the U.S. Tax Court by another taxpayer. If the IRS prevails in the courts, our tax loss carryforwards could be materially reduced, resulting in a tax provision charge in a future period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Form 10-Q and in the documents that are incorporated by reference, including the risk factors in this section, contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or continue,” or the negative of these terms and other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including the risks faced by us described above and elsewhere in this Form 10-Q.

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

Certain of our assets, including certain bank accounts and accounts receivable, exist in nondollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The nondollar-denominated currencies are principally the Euro, Swiss Francs and British Pounds Sterling. Additionally, certain of our current and long-term liabilities are denominated principally in British Pounds Sterling currency, which are also sensitive to foreign currency exchange rate fluctuations.

Substantially all of our foreign sales are denominated in U.S. dollars. Currency exchange fluctuations in countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

Interest Rate Risk

As of July 28, 2002, we had $322.2 million in long-term debt outstanding at a fixed interest rate of 4½% per annum. We do not currently hedge any potential interest rate exposure. Interest rates affect our return on excess cash and investments. A significant decline in interest rates would reduce the amount of interest income generated from our excess cash and investments.

ITEM 4.    CONTROLS AND PROCEDURES

In the quarter ended July 28, 2002 we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and share the results with the Audit Committee of the Board of Directors. We plan to expand our monitoring of internal controls to specifically include an evaluation of our disclosure controls and procedures on a quarterly basis.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company periodically becomes subject to legal proceedings in the ordinary course of our business, including intellectual property disputes. The Company is not currently involved in any proceeding which is reasonably expected to ultimately result in a material and adverse effect on the Company’s financial position.

On June 22, 2001, the Company was notified by the California Department of Toxic Substances Control that it may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it is one of the companies believed to have used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company has joined with other potentially responsible parties in an effort to resolve this matter with the State. The group is sharing the cost of an evaluation of the site prior to development of any remediation plan. The Company’s share of the estimated cost for this study is not material and the cost to date has been expensed. At this time there is not a specific proposal or budget with respect to the clean up of the site. Thus, no reserve has been established for this matter.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As contemplated by the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 7, 2002 (“Proxy Statement”), an Annual Meeting of Shareholders of the Company was held on June 6, 2002.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to the management’s nominees as listed in the Proxy Statement; and all of such nominees were duly elected.

At the June 6, 2002 Annual Meeting, the shareholders of the Company voted on one matter:

The shareholders elected the following individuals to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified:

	Votes Cast For	Votes Withheld
James P. Burra	64,831,246	652,895
Rock N. Hankin	64,830,681	653,460
Allen H. Orbuch	64,830,579	653,562
John D. Poe	65,027,146	456,995
James T. Schraith	65,042,631	441,510

Having served as a Director since 1991, Mr. Orbuch retired from the Board on July 18, 2002 at age 74.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	—	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended (incorporated by reference to the Registrant’s registration statement on Form S-8 effective May 8, 2001)

10.2	—	Executive Compensation Arrangement

99.1	—	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period covered by this report:

May 21, 2002	To file press release dated May 21, 2002 regarding financial results for the first quarter of fiscal year 2003 and the Company’s outlook for the second quarter

June 25, 2002	To report a change in Registrant’s certifying accountant

June 27, 2002	To file press release dated June 26, 2002 regarding adding an additional amount to the Company’s buyback program

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION Registrant

Date: September 10, 2002	/s/ JOHN D. POE John D. Poe Chairman of the Board and Chief Executive Officer

Date: September 10, 2002	/s/ DAVID G. FRANZ, JR. David G. Franz, Jr. Vice President Finance, Chief Financial Officer, and Secretary

CERTIFICATIONS

I, John D. Poe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Semtech Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002

/s/ JOHN D. POE
John D. Poe Chief Executive Officer

I, David G. Franz, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Semtech Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002

/s/ DAVID G. FRANZ, JR.
David G. Franz, Jr. Chief Financial Officer