Form 10-Q/A
period 2002-07-28
SEMTECH CORP
filed 2002-09-17
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

This Form 10-Q/A amends “Item 1. Financial Statements—Consolidated Condensed Statements of Cash Flows” to include a line item that was inadvertently omitted under “Cash flows from financing activities.” The omitted line reports “Other” positive cash flow of $28,000 for the six months ended July 28, 2002. The inclusion of this item does not change the previously reported “Net cash used in financing activities” of $31,100,000 for the six months ended July 28, 2002. Other than the inclusion of this line item and updating of the required certifications, no other changes have been made to the Form 10-Q for the quarterly period ended July 28, 2002.

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

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	July 28, 2002	July 29, 2001

Cash flows from operating activities:
Net income	$21,079	$8,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,645	3,984
Deferred income taxes	1,822	(23,902)
Tax benefit of stock option exercises	4,621	26,040
Gain on repurchase of long-term debt	(557)	(372)
Loss on disposition of property, plant and equipment	324	—
Changes in assets and liabilities:
Receivables	(1,830)	19,510
Inventories	1,812	6,084
Other assets	454	304
Accounts payable and accrued liabilities	(3,194)	(9,242)
Deferred revenue	101	—
Income taxes refundable/payable	3,625	1,655
Other liabilities	3	(175)

Net cash provided by operating activities	32,905	32,027

Cash flows from investing activities:
Temporary investments, net	9,444	(101,973)
Long-term investments, net	38,281	(103,704)
Proceeds on sale of assets	—	1,174
Additions to property, plant and equipment	(5,967)	(6,549)

Net cash provided by (used in) investing activities	41,758	(211,052)

Cash flows from financing activities:
Exercise of stock options	9,578	12,033
Cost of buyback of convertible subordinated notes	(40,706)	(2,290)
Reissuance of treasury stock	—	1,283
Stock repurchase	—	(16,113)
Other	28	—

Net cash used in financing activities	(31,100)	(5,087)

Effect of exchange rate changes on cash and cash equivalents	(1,856)	219

Net increase (decrease) in cash and cash equivalents	41,707	(183,893)

Cash and cash equivalents at beginning of period	46,300	323,182

Cash and cash equivalents at end of period	$88,007	$139,289

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

SEMTECH CORPORATION Registrant

Date: September 17, 2002	/s/ JOHN D. POE John D. Poe Chairman of the Board and Chief Executive Officer

Date: September 17, 2002	/s/ DAVID G. FRANZ, JR. David G. Franz, Jr. Vice President Finance, Chief Financial Officer, and Secretary

CERTIFICATIONS

I, John D. Poe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1 to the Quarterly Report for the quarterly period ended July 28, 2002) of Semtech Corporation;

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

Date: September 17, 2002

/s/ JOHN D. POE
John D. Poe Chief Executive Officer

I, David G. Franz, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1 to the Quarterly Report for the quarterly period ended July 28, 2002) of Semtech Corporation;

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

Date: September 17, 2002

/s/ DAVID G. FRANZ, JR.
David G. Franz, Jr. Chief Financial Officer