Form 10-Q
period 2002-10-27
SEMTECH CORP
filed 2002-12-11
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 27, 2002

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                      to

Commission file number 1-6395

SEMTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2119684
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

200 Flynn Road, Camarillo, California, 93012-8790
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (805) 498-2111

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark, whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares of Common Stock, $0.01 par value per share, outstanding at November 29, 2002: 73,091,614

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of October 27, 2002, and the results of their operations for the three and nine months then ended and their cash flows for the nine months then ended.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
Net sales	$47,168	$43,745	$148,427	$144,805
Cost of sales	20,736	19,616	63,583	77,595

Gross profit	26,432	24,129	84,844	67,210

Operating costs and expenses:
Selling, general and administrative	8,790	7,982	26,018	25,912
Product development and engineering	7,912	7,150	23,709	22,517
One-time costs	1,202	—	1,202	2,727

Total operating costs and expenses	17,904	15,132	50,929	51,156

Operating income	8,528	8,997	33,915	16,054
Interest and other income, net	10,649	3,670	13,368	7,920

Income before provision for taxes	19,177	12,667	47,283	23,974
Provision for taxes	6,137	3,547	13,164	6,713

Net income	$13,040	$9,120	$34,119	$17,261

Earnings per share:
Earnings per share—
Basic	$0.18	$0.13	$0.47	$0.25
Diluted	$0.17	$0.12	$0.44	$0.22
Weighted average number of shares—
Basic	73,389	70,605	73,139	69,505
Diluted	76,721	78,338	77,430	77,559

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	October 27, 2002 (Unaudited)	January 27, 2002
ASSETS
Current assets:
Cash and cash equivalents	$144,560	$46,300
Temporary investments	232,764	324,870
Receivables, less allowances	21,111	19,181
Inventories	20,070	22,728
Income taxes refundable	—	2,019
Deferred income taxes	11,973	11,786
Other current assets	2,955	3,372

Total current assets	433,433	430,256
Property, plant and equipment, net	52,270	51,516
Investments with maturities in excess of 1 year	106,260	172,332
Deferred income taxes	26,025	27,659
Other assets	5,228	8,638

TOTAL ASSETS	$623,216	$690,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,148	$7,341
Accrued liabilities	11,578	16,845
Deferred revenue	2,240	1,936
Income taxes payable	3,146	1,099
Other current liabilities	62	65

Total current liabilities	24,174	27,286
Convertible subordinated notes	256,970	364,320
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 73,815,727 issued and 73,086,427 outstanding on October 27, 2002 and 72,148,573 issued and outstanding on January 27, 2002	738	722
Treasury stock, 729,300 shares at cost	(7,805)	—
Additional paid-in capital	182,436	162,856
Retained earnings	165,585	131,459
Accumulated other comprehensive income	1,118	3,758

Total stockholders’ equity	342,072	298,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$623,216	$690,401

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	October 27, 2002	October 28, 2001
Cash flows from operating activities:
Net income	$34,119	$17,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,127	6,048
Deferred income taxes	1,447	(25,208)
Tax benefit of stock option exercises	8,845	29,818
Gain on repurchase of long-term debt	(11,223)	(2,283)
Loss on disposition of property, plant and equipment	614	—
Provision for doubtful accounts	131	—
Changes in assets and liabilities:
Receivables	(2,061)	17,119
Inventories	2,658	7,770
Other assets	3,828	1,171
Accounts payable and accrued liabilities	(5,460)	(13,136)
Deferred revenue	304	—
Income taxes payable	4,066	1,708
Other liabilities	(3)	(274)

Net cash provided by operating activities	44,392	39,994

Cash flows from investing activities:
Temporary investments, net	92,106	(184,625)
Long-term investments, net	66,072	(50,826)
Proceeds on sale of assets	—	1,174
Additions to property, plant and equipment	(8,476)	(11,563)

Net cash provided by (used in) investing activities	149,702	(245,840)

Cash flows from financing activities:
Exercise of stock options	10,739	19,559
Cost of buyback of convertible subordinated notes	(96,127)	(32,573)
Stock repurchase	(7,806)	(32,221)

Net cash used in financing activities	(93,194)	(45,235)

Effect of exchange rate changes on cash and cash equivalents	(2,640)	115
Net increase (decrease) in cash and cash equivalents	98,260	(250,966)
Cash and cash equivalents at beginning of period	46,300	323,182

Cash and cash equivalents at end of period	$144,560	$72,216

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in the third quarters of fiscal years 2003 and 2002 were 73,389,000 and 70,605,000, respectively. For the first nine months of fiscal years 2003 and 2002, the weighted average number of shares used to compute basic earnings per share were 73,139,000 and 69,505,000, respectively.

Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, or 76,721,000 and 78,338,000 in the third quarters of fiscal years 2003 and 2002, respectively. For the first nine months of fiscal years 2003 and 2002, the number of shares used to compute diluted earnings per share were 77,430,000 and 77,559,000, respectively.

Options to purchase approximately 4,751,000 and 76,000, respectively, were not included in the computation of third quarters of fiscal years 2003 and 2002 diluted net income per share because such options were considered anti-dilutive. For the first nine months of fiscal years 2003 and 2002, options to purchase approximately 1,737,000 and 215,000 shares, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Shares associated with the Company’s outstanding convertible subordinated notes are not included in the computation of earning per share as they are anti-dilutive.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Form 10-K for the year ended January 27, 2002. The Company evaluates segment performance based on net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable statements of income data below operating income. The Company does not track balance sheet items by individual reportable segments.

	Three Months Ended		Nine Months Ended
Net Sales	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
Standard Semiconductor Products	$45,252	$40,915	$140,780	$132,198
Rectifier and Assembly Products	1,888	2,579	6,941	8,482
Other Products	28	251	706	4,125

Total Net Sales	$47,168	$43,745	$148,427	$144,805

	Three Months Ended		Nine Months Ended
Operating Income	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
Standard Semiconductor Products	$9,540	$7,924	$33,191	$15,597
Rectifier and Assembly Products	171	1,108	1,555	2,639
Other Products	19	(35)	371	546
Non-segment specific one-time costs	(1,202)	—	(1,202)	(2,728)

Total Operating Income	$8,528	$8,997	$33,915	$16,054

Results for the three and nine months ended October 27, 2002 include $1.2 million of one-time costs for an expected loss on the future sub-lease of the Company’s New York office and asset impairment at the Corpus Christi, Texas wafer fabrication facility. Net sales for the third quarter and first nine months of fiscal year 2003 include $218,000 and $862,000, respectively, of Standard Semiconductor Products inventory that was sold with no corresponding cost of goods sold, as these products were previously written off.

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

One Asian-based distributor accounted for 15% of net sales in the third quarter of fiscal year 2003. One original equipment manufacturer (OEM) customer that makes computer gaming systems, when combined with its subcontractors, accounted for 11% of net sales in the third quarter of fiscal year 2003. For the nine months ended October 27, 2002, the above referenced Asian-based distributor accounted for 14% of net sales. During the third quarter and first nine months of fiscal year 2002, one automated test equipment (ATE) end customer, when combined with its subcontractors, accounted for 13% and 16% of net sales, respectively.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

	Three Months Ended		Nine Months Ended
Net Sales	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001
Domestic	$16,367	$14,742	$49,366	$61,871
Asia-Pacific	27,782	26,116	88,624	68,931
European	3,019	2,887	10,437	14,003

Total Net Sales	$47,168	$43,745	$148,427	$144,805

Long lived assets located outside the United States as of the end of the third quarter of fiscal years 2003 and 2002 were approximately $9.3 million and $6.3 million, respectively.

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

The Company changed its method of classifying investments from “held to maturity” to “available for sale” in the fourth quarter of fiscal year 2002, because it expected to sell some securities prior to maturity. For the first nine months of fiscal year 2003, any unrealized gain or loss, net of tax, is included in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

The Company realized interest income of $3.8 million and $6.5 million during the third quarters of fiscal years 2003 and 2002, respectively, and $14.7 million and $22.7 million for the nine month period ended October 27, 2002 and October 28, 2001, respectively.

4.    Inventories

Inventories consisted of the following:

	October 27, 2002	January 27, 2002
Raw materials	$ 694	$ 854
Work in process	11,673	14,648
Finished goods	7,703	7,226

Total inventories	$20,070	$22,728

5.    Comprehensive Income

For the third quarter of fiscal year 2003, comprehensive income was $12.3 million, which reflects a decline in the unrealized gain the Company recorded for its available-for-sale securities of $796,000 and a gain of $12,000 for translation adjustments. For the third quarter of fiscal year 2002, comprehensive income was $9.0 million, which reflects a loss of $104,000 for the change in translation adjustments.

For the nine months ended October 27, 2002, comprehensive income was $31.5 million, which reflects changes in the unrealized gain the Company recorded for its available-for-sale securities of $2.6 million and a loss of $6,000 for translation adjustments. For the nine months ended October 28, 2001, comprehensive income was $17.4 million, which reflects $115,000 for the change in translation adjustments.

6.    Stock and Convertible Subordinated Debt Repurchase Programs

On January 4, 2001, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. The Company’s Board has authorized three separate $50.0 million additions to the program, increasing the total amount authorized under the buyback program to $200.0 million.

The Company had repurchased 1,959,300 shares of its common stock at a cost $41.0 million under this program as of October 27, 2002. Repurchased shares are held in treasury stock until they can be reissued as a result of stock option exercises. As of October 27, 2002, 729,300 shares were being held in treasury stock. The Company has repurchased 143,030 of its convertible subordinated notes (face value of $1,000 each) at a cost of $126.6 million in open market transactions under this buyback program since January 4, 2001. The Company recognized a pre-tax gain on the repurchase of convertible subordinated notes of $10.7 million and $2.0 million in the third quarters of fiscal years 2003 and 2002, respectively. For the first nine months of fiscal years 2003 and 2002, the Company recognized a pre-tax gain of $11.2 million and $2.3 million on the repurchase of convertible subordinated notes, respectively. The Company has retired these repurchased notes.

7.    One-Time Items

The line item on the Statement of Income “One-time Costs” for the three and nine months ended October 27, 2002 includes $852,000 of cost for an expected loss on the future sub-lease of the Company’s New York office and $350,000 of cost for asset impairment at the Corpus Christi, Texas wafer fabrication facility.

Operating income for the first nine months of fiscal year 2002 include one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products. The line item on the Statement of Income “One-time Costs” includes approximately $2.0 million associated with headcount reductions and one-time costs of $765,000 associated with a Superfund settlement.

8.    Disposition of Assets

On April 23, 2001, the Company sold its Santa Clara, California wafer fab facility to STI Foundry, Inc. In exchange for approximately $1.5 million of assets associated with the facility, the Company received $1.0 million in cash and approximately a $1.4 million receivable for either future inventory or cash. The Company expected to eventually recognize $900,000 of gain on the sale of the wafer fab as compensation was received from the buyer. As of October 27, 2002, only $551,000 of this expected gain has been realized and reported as a gain. The sale of the Santa Clara wafer fab is consistent with the Company’s long-term strategy to utilize already installed process technologies at third-party foundries.

9.    Convertible Subordinated Notes

On February 14, 2000, the Company completed a private offering of $400.0 million principal amount of convertible subordinated notes that pay interest semiannually at a rate of 4½ percent and are convertible into common stock at a conversion price of $42.23 per share. The notes are due on February 1, 2007 and are callable by the Company on or after February 6, 2003. Pursuant to a registration rights agreement, the Company was obligated to register the resale of the notes on behalf of the holders and to maintain the effectiveness of the registration until the holders could otherwise resell the notes under exemptions from registration. The Company’s obligation to keep the registration statement effective has terminated, and on August 30, 2002, it filed a post-effective amendment to de-register the notes and conversion shares that had not been sold under the prospectus contained in the registration statement. The post-effective amendment became effective on September 5, 2002.

In connection with these convertible subordinated notes, the Company incurred $11.5 million in underwriter fees and other costs. The underwriter fees and other costs are amortized as interest expense using the effective interest method for outstanding notes and written off against the gain for those notes repurchased and retired prior to maturity. The Company has used the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, the Company may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

For the three months ended October 27, 2002 and October 28, 2001, the Company incurred $3.5 million and $4.8 million, respectively, in interest expense associated with these convertible subordinated notes. For the nine months ended October 27, 2002 and October 28, 2001, the Company incurred $12.1 million and $14.5 million, respectively, in interest expense associated with these convertible subordinated notes. As of October 27, 2002, $257.0 million of the convertible subordinated notes were still outstanding, reflecting the Company’s repurchase of 143,030 of its convertible subordinated notes (face value of $1,000 each) at a cost of $126.6 million in open market transactions. The Company recognized a pre-tax net gain on the repurchase of these convertible subordinated notes of $2.3 million in fiscal year 2002 and $11.2 million in the first nine months of fiscal year 2003.

10.    Commitments and Contingencies

On August 27, 2002, the Company issued a press release stating that it is in discussions with a customer to resolve a dispute over whether a Semtech integrated circuit (IC) caused failures in some units of two models of the customer’s products. The customer, without providing documentation of its technical or financial contentions, indicated it suffered damages in the range of $42 million and projected that they may exceed $115 million. The customer purchased approximately $550,000 of the IC at issue. The Company’s industry standard end-of-life reliability testing supports its position that the Semtech IC functions reliably. Last year, the Company aided the customer in redesigning its equipment to eliminate an over-voltage condition that well exceeded the data sheet limits for the IC. The Company’s investigation into this matter is continuing and it is reviewing data provided by the customer. Discussions with the customer continue.

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

The Company used an environmental consulting firm, specializing in hydrogeology, to perform periodic monitoring of the groundwater at its previously leased facility in Newbury Park, California. Certain contaminants have been found in the groundwater. Monitoring results over a number of years indicate that contaminants are coming from an adjacent facility. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company at this site. Accordingly, no reserve for clean up has been provided at this time.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” that revises the accounting and reporting provision of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The Company adopted these standards effective with the fiscal year beginning January 28, 2002. For the nine months ended October 27, 2002, the adoption of these standards has not had a material impact.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. The Company has applied this statement to the nine months ended October 27, 2002, and as a result the gains on the extinguishment of debt was not classified as an extraordinary item.

In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has early adopted SFAS No. 146 and it has not had a material impact on the financial statements.

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

Overview

We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, computer gaming systems, personal digital assistants (PDAs), cellular phones, wireline networks, wireless base stations and automated test equipment (ATE). Products within the communications market include products for local area networks, metro and wide area networks, cellular phones and base-stations. Industrial applications include ATE, medical devices and factory automation systems. Our end customers are primarily original equipment manufacturers and their suppliers, including Acer, Agilent, Cisco, Compal Electronics, Dell, Hewlett Packard, IBM, Intel, Lucky Goldstar, Microsoft, Motorola, Quanta Computer, Samsung and Sony.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. For the three months ended October 27, 2002, sales made directly to original equipment manufacturers were approximately 56% of net sales, while the remaining 44% of net sales were through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the fiscal year ended January 27, 2002, approximately 28% of our silicon was manufactured in China. For the quarter ended October 27, 2002, approximately 62% of our silicon (calculated based on acquisition cost) was manufactured in China. Foreign sales for the third quarter of fiscal year 2003 constituted approximately 65% of our net sales. Approximately 90% of foreign sales were to customers located in the Asia-Pacific region. The remaining sales were to customers in Europe.

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

RESULTS OF OPERATIONS

Comparison Of The Three Months Ended October 27, 2002 And October 28, 2001

Net Sales. Net sales for the third quarter of fiscal year 2003 were $47.2 million, compared to $43.7 million for the third quarter of fiscal year 2002, an 8% increase. Standard Semiconductor Products (Standard Products) represented 96% of sales in the third quarter of fiscal year 2003, while Rectifier and Assembly Products were 4% of net sales. In the prior year third quarter, Standard Products were 93%, Rectifier and Assembly Products were 6% and Other Products were 1% of net sales.

Overall macro industry conditions were better in the third quarter of fiscal year 2003 as compared to the third quarter of fiscal year 2002. Sales of Standard Products, which represents the vast majority of all sales, increased 11% in the third quarter of fiscal year 2003 over the prior year period. The Protection and Test and Measurement product lines provided the most significant growth. Protection products saw improved demand in portable and certain networking applications. Test and Measurement products, which are sold to automated test equipment (ATE) manufacturers, benefited from a moderate recovery in the test market compared to third quarter of fiscal year 2002. Sales out of the Power Management product line declined on a year-over-year basis. Power Management products sold into desktop computing applications was the largest reason for the decline, but were partially offset by increased sales of Power Management devices used in notebook computers, cell phones and computer gaming systems.

Sales of our Rectifier and Assembly Products and Other Products segments declined in the third quarter of fiscal year 2003 due to weak industry conditions and a strategic focus on proprietary products represented in the Standard Products segment. Applications for the Rectifier and Assembly Products’ high-grade devices have continued a slow decline over time as less costly “commercial part” alternatives are increasingly used in many military and aerospace applications. Other Products declined as a result of a strategic de-emphasis of custom and foundry services and the sale of our Santa Clara facility that supported the production of these products. We plan to eventually exit the custom and foundry product offerings.

In the prior year third quarter that ended October 28, 2001, all three reportable segments’ sales levels were lower when compared to the previous year. The semiconductor industry experienced a severe downturn in demand during calendar year 2001, including during our third quarter, which was caused by end-market softness and concerns over a weak economy.

All major product lines in the Standard Products segment, except Power Management, declined in the third quarter of fiscal year 2002 compared to the prior year period. The largest absolute decline in revenues was out of Test and Measurement product line. That product line was impacted by a cyclical downturn in the market for test equipment. Sales of Power Management products grew in the third quarter of fiscal year 2002 because of high demand for products used in desktop computers and computer gaming systems.

For the third quarter of fiscal year 2003, we estimate that our products were used in the following end-market applications: 48% in computer, 29% in communications, 19% in industrial and all other segments at 4%. Geographically, sales for the third quarter of fiscal year 2003 were as follows: 35% in North America, 59% in Asia, and 6% in Europe. End-markets for the third quarter of fiscal year 2002 were estimated to be 46% in computer, 32% in communications, 18% in industrial and all others at 4%. Geographically, sales for the third quarter of fiscal year 2002 were 34% in North America, 60% in Asia and 6% in Europe.

Gross Profit. Gross profit for the third quarter of fiscal year 2003 was $26.4 million, compared to $24.1 million for the prior year period, a 10% increase. Our gross margin was 56% for the third quarter of fiscal year 2003, up from 55% for the third quarter of fiscal year 2002. The increase was due to a more favorable product contribution from higher margin products, better manufacturing yields and reduced costs.

Gross profit for the third quarter of fiscal year 2003 includes the recognition of $218,000 from the sale of inventory that had been written off in the second quarter of the prior year.

Operating Costs and Expenses. Operating costs and expenses were $17.9 million, or 38% of net sales, for the third quarter ended October 27, 2002. Operating costs and expenses for the prior year third quarter were $15.1 million, or 35% of net sales.

Operating costs and expenses for the third quarter of fiscal year 2003 include $852,000 of one-time costs for an expected loss on the future sub-lease of the Company’s New York office and $350,000 of one-time costs for asset impairment at the Corpus Christi, Texas wafer fabrication facility.

Operating costs and expenses were higher in the third quarter of fiscal year 2003 than in the third quarter of fiscal year 2002. We invested more in operating areas, primarily through increased research and development and higher spending on sales and marketing activities. We also had higher variable costs, which are tied to sales levels.

Operating Income. Operating income was $8.5 million in the third quarter of fiscal year 2003, down from operating income of $9.0 million in the third quarter of fiscal year 2002. Operating income was favorably impacted by an increase in net sales and gross margin, but was negatively impacted by higher spending in reoccurring and one-time operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Operating income in the third quarter of fiscal year 2003 for the Standard Products segment was $9.5 million, up from $7.9 million in the prior year third quarter. Operating income in the Standard Products segment was benefited by increased sales and high margins, but partially offset by higher operating expenses. The Standard Products segment has generally higher gross and operating margins than the other product segments.

Operating income for the Rectifier and Assembly Products segment declined by 85% to $171,000, while the Other Products segment increased to $19,000 in third quarter of fiscal year 2003. Rectifier and Assembly Products’ operating margin was impacted by lower sales and a lower gross margin associated with a decline in efficiencies.

Operating income for the Standard Products segment declined in the third quarter of fiscal year 2002 as compared to the prior year due to a large decline in sales, especially out of the Test and Measurement product line that had an operating margin that was above our corporate average. Operating income for the Rectifier and Assembly Products segment for the third quarter of fiscal year 2002 was only slightly impacted by sales declines, which were partially offset by a shift in manufacturing to our lower-cost facility in Mexico and reduced overhead. Other Products operating income decreased due to lower sales, lower gross margin and underutilized overhead.

Interest and Other Income, Net. Net interest and other income of $10.6 million was realized in the third quarter of fiscal year 2003. For the third quarter of fiscal year 2002, interest and other income was $3.7 million. Included in the third quarters of fiscal years 2003 and 2002 were $10.7 million and $2.0 million, respectfully, of pre-tax gain on the repurchase of our convertible subordinated notes. Interest income, net of interest expense, was impacted by lower rates of return on our investments. Beyond the gain on the repurchase of notes, Interest and Other Income, Net in the third quarter of fiscal year 2002 was primarily interest income, interest expense and other expense items.

Provision for Taxes. Provision for income taxes for the third quarter of fiscal year 2003 was $6.1 million, compared to $3.5 million in the prior year period. The effective tax rate for the third quarter of fiscal year 2003 was 32%, which was higher than 28% in the prior year third quarter. The effective tax rate for the third quarter of fiscal year 2003 was higher due to gains on the repurchase of convertible subordinated notes resulting in more domestic income that is taxed at a higher effective tax rate.

Comparison Of The Nine Months Ended October 27, 2002 And October 28, 2001

Net Sales. Net sales for the first nine months of fiscal year 2003 were $148.4 million, up from $144.8 million for the first nine months of fiscal year 2002. For the first nine months of fiscal year 2003, Standard Products represented about 95% of net sales, Rectifier and Assembly Products were 5% and Other Products were less than 1%. In the first nine months of fiscal year 2002, Standard Products were 91%, Rectifier and Assembly Products were 6% and Other Products were 3% of net sales.

Sales of Standard Products increased 6% in the first nine months of fiscal year 2003 over the prior year period. Based on absolute dollars, the Power Management product line represented the largest increase and the Test and Measurement product line was the largest decline. All other product lines within the Standard Products segment were either flat or down compared to the prior year period. Sales of Power Management products were helped by strength in desktop, notebook and computer gaming applications. Test and Measurement product line sales were impacted by a severe downturn in the ATE market.

Sales of our Rectifier and Assembly Products and Other Products segment declined in the first nine months of fiscal year 2003 compared to the prior year due to weak industry conditions and a strategic focus on proprietary products represented in the Standard Products segment. Applications for the Rectifier and Assembly Products’ high-grade devices have continued a slow decline over time as less costly “commercial part” alternatives are increasingly used in many military and aerospace applications. Other Products declined as a result of a strategic de-emphasis of custom and foundry services and the sale of our Santa Clara facility that supported the production of these products. We plan to eventually exit the custom and foundry product offerings.

In the first nine months of fiscal year 2002, all three reportable segments experienced declines in their sales levels as compared to the prior year. Market conditions during the first three quarters of fiscal year 2002 declined as the semiconductor industry experienced a severe downturn in demand caused by end-market softness and concerns over a weak economy.

For the first nine months of fiscal year 2003, we estimate that our products were used in the following end-market applications: 50% in computer, 30% in communications, 17% in industrial and all other segments at 3%. Geographically, sales for the first nine months of fiscal year 2003 were as follows: 33% in North America, 60% in Asia, and 7% in Europe. End-markets for the first nine months of the prior year were estimated to be 37% in computer, 31% in communications, 28% in industrial and all others at 4%. Geographically, sales for the first nine months of fiscal year 2002 were 43% in North America, 47% in Asia and 10% in Europe.

Gross Profit. Gross profit for the first nine months of fiscal year 2003 was $84.8 million, compared to $67.2 million for the prior year period. Our gross margin was 57% for the first nine months of fiscal year 2003, up from 46% for the first nine months of fiscal year 2002. The increase was due to a favorable product contribution from higher margin products and the lack of one-time costs associated with the write-down of inventory and discontinuation of certain product lines.

Gross profit for the first nine months of fiscal year 2003 includes the recognition of $862,000 from the sale of inventory that had been written off in the second quarter of the prior year. Gross profit for the first nine months of fiscal year 2002 include one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products.

Operating Costs and Expenses. Operating costs and expenses were $50.9 million, or 34% of net sales, for the first nine months of fiscal year 2003. Operating costs and expenses for the prior year first nine months were $51.2 million, or 35% of net sales.

Operating costs and expenses for the first nine months of fiscal year 2003 include $852,000 of one-time costs for an expected loss on the future sub-lease of the Company’s New York office and $350,000 of one-time costs for asset impairment at the Corpus Christi, Texas wafer fabrication facility. Operating costs and expenses for the first nine months of fiscal year 2002 include one-time costs of $2.0 million associated with headcount reductions and one-time costs of $765,000 associated with a pending Superfund settlement.

Operating Income. Operating income was $33.9 million in the first nine months of fiscal year 2003, up from operating income of $16.1 million in the first nine months of fiscal year 2002. Operating income was up year-over-year due to a higher gross margin and the lower one-time costs.

We evaluate segment performance based on net sales and operating income of each segment. Operating income in the first nine months of fiscal year 2003 for the Standard Products segment was $33.2 million, up dramatically from income of $15.6 million in the prior year first nine months. Operating income in the Standard Products segment was benefited by increased sales, a higher gross margin and the absence of large one-time costs for the write-down of inventory and discontinuation of certain products.

Operating income for the Rectifier and Assembly Products segment decreased by 41%, while the Other Products segment decreased by 32% in first nine months of fiscal year 2003. Both these non-strategic segments’ operating margins were impacted by declines in sales and lower operating efficiencies.

Operating income for the Standard Products segment in the first nine months of fiscal year 2002 was most impacted by a decline in sales for all product lines included in the segment and various one-time costs. Operating income for the Rectifier and Assembly Products segment for the first nine months of fiscal year 2002 was only slightly impacted by sales declines, which were partially offset by shift in manufacturing to our lower-cost facility in Mexico and reduced overhead. Other Products operating income decreased due to lower sales, lower gross margin and underutilized overhead.

Interest and Other Income, Net. Net interest and other income was $13.4 million for the first nine months of fiscal year 2003, up from $7.9 million in the prior year nine month period. Included in the first nine months of fiscal years 2003 and 2002 were $11.2 million and $2.3 million, respectfully, of pre-tax gain on the repurchase of our convertible subordinated notes. Beyond the gain on the repurchase of notes, net interest and other income for all periods was primarily interest income that was only partially offset by interest expense for the period. Interest income so far in fiscal year 2003 has been lower than the same period in fiscal year 2002 due to lower rates of return on our investments.

Provision for Taxes. Provision for income taxes for the first nine months of fiscal year 2003 was $13.2 million, compared to $6.7 million in the prior year period. The effective tax rate so far in fiscal year 2003 is 28%, equal to the prior year period.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets and liabilities.

On February 14, 2000, we completed a private offering of $400.0 million principal amount of convertible subordinated notes that bear interest at the rate of 4½% per annum and are convertible into our common stock at a conversion price of $42.23 per share. The notes are due in 2007 and callable beginning in February 2003. Pursuant to a registration rights agreement, we were obligated to register the resale of the notes on behalf of the holders and to maintain the effectiveness of the registration until the holders could otherwise resell the notes under exemptions from registration. Our obligation to keep the registration statement effective has terminated, and on August 30, 2002, we filed a post-effective amendment to de-register the notes and conversion shares that had not been sold under the prospectus contained in the registration statement. The post-effective amendment was effective on September 5, 2002. We have used the net proceeds of the notes offering, in part, for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, we may use a portion of the net proceeds from the notes offering to acquire or invest in complementary businesses, technologies, services or products.

As of October 27, 2002, we had working capital of $409.3 million, compared with $403.0 million as of January 27, 2002. The ratio of current assets to current liabilities as of October 27, 2002 was 17.9 to 1, compared to 15.8 to 1 as of January 27, 2002. The increase in working capital as of October 27, 2002 was mostly the result of an increase in cash and cash equivalents, and a decline in accrued liabilities.

Cash provided by operating activities was $44.4 million for the first nine months of fiscal year 2003, compared to $40.0 million for the first nine months of fiscal year 2002. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $7.1 million and $6.0 million in the first nine months of fiscal years 2003 and 2002, respectively.

Net operating cash flows in the first nine months of fiscal year 2003 were positively impacted by net income of $34.1 million and by a decrease in inventories, tax benefit from stock option exercises, income taxes payable, loss on the disposition of property, plant and equipment, deferred revenue, and other assets. These were partially offset by increases in receivables, gains on repurchase of long-term debt, accounts payable and accrued liabilities.

Investing activities provided $149.7 million in the first nine months of fiscal year 2003 compared to a use of $245.8 million in the prior year first nine months. Investing activities for both periods consist of changes in temporary investments and long-term investments, and cash used for capital expenditures. Investing activities for first nine months of fiscal year 2002 included proceeds of $1.2 million from the sale of assets.

Our financing activities used $93.2 million during the first nine months of fiscal year 2003 and $45.2 million in the prior year period. Financing activities so far in fiscal year 2003 reflect the proceeds from stock option exercises, which were more than offset by cash used to repurchase long-term debt and common stock. Financing activities for the first nine months of fiscal year 2002 reflect the proceeds from stock options exercises and the reissuance of treasury stock, more than offset by cash used to repurchase long-term debt and common stock.

We do not have any off balance sheet financing activities and do not have any special purpose entities. As of October 27, 2002, we have approximately $6.9 million in operating lease commitments that extend over an eight-year period. The portion of these operating lease payments due during fiscal year fiscal 2004 is approximately $1.6 million.

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

Purchases of new capital equipment were made to complete our corporate headquarters in Camarillo, California, expand our test capacity and support other engineering functions, including product design and qualification. These purchases were funded from our operating cash flows and cash reserves. We believe that operating cash flows, together with the proceeds of the notes offering and cash reserves, are sufficient to fund operations and capital expenditures for the foreseeable future.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” that revises the accounting and reporting provision of Accounting Principles Board (APB) Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to Statement No. 121. We have adopted these standards effective with the fiscal year beginning January 28, 2002. For the nine months ended October 27, 2002, the adoption of these standards has not had a material impact on our results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged.

We have applied this statement to the nine months ended October 27, 2002, and as a result the gains on the extinguishment of debt was not classified as an extraordinary item.

In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We have early adopted SFAS No. 146 and it has not had a material impact on our financial statements.

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

The cyclical nature of the electronics and semiconductor industries may limit our ability to maintain or increase revenue and profit levels during industry downturns

The semiconductor industry is highly cyclical and has experienced significant downturns, which are characterized by reduced product demand, production overcapacity, increased levels of inventory, industry-wide fluctuations in the demand for semiconductors and an erosion in average prices. The occurrence of these conditions has adversely affected our business in the past. During the calendar years 1999 and 2000, high consumption levels by electronics manufacturers was a major driver of demand for semiconductors, including the products we sell. However, calendar year 2001 was a year that saw a greater than 30% decline in overall semiconductor and electronics industries and, consequently, our business suffered. So far in calendar year 2002, industry conditions have remained relatively weak. Past downturns in the semiconductor industry have resulted in a sudden impact on the semiconductor and capital equipment markets. Consequently, a continuation of the current downturn and any future downturns in the semiconductor industry may harm our business. In addition, the semiconductor manufacturing industry is currently experiencing conditions of manufacturing overcapacity. If these conditions persist, they could lead to excess production in the industry and result in an underutilization of our remaining internal manufacturing capacity and a decrease in the sale price of our products.

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

A decline in any of our end markets, particularly the consumer computer industry and the automated test equipment (ATE) market, could also harm our business. For the fiscal year ended January 27, 2002, shipment of our products to the ATE customers represented approximately 21% of our net sales. For the nine months ended October 27, 2002, sales to ATE customers was approximately 14% of our net sales. Any further downturn in the ATE market may continue to adversely affect our business.

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

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For fiscal year 2002, approximately 28% of our silicon was supplied by a third-party foundry in China. For the quarter ended October 27, 2002, approximately 62% of our silicon was manufactured by this same third-party foundry. Our international business activities, in general, are subject to a variety of risks resulting from political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.

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

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 62% of net sales in the fiscal year ended January 27, 2002. Sales to our customers located in Taiwan constituted 22% of net sales for fiscal year 2002. For the nine months ended October 27, 2002, sales to foreign customers accounted for approximately 67% of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers could adversely affect our operations

Historically, we have had significant customers that individually accounted for approximately 10% of consolidated revenues in certain quarters. The identity of our largest customers has varied from year to year. For fiscal year 2002 and fiscal year 2001, one of our ATE end customers, when combined with its subcontractors, accounted for approximately 13% and 14%, respectively, of net sales. For fiscal year 2002, one of our Asian distributors accounted for approximately 12% of net sales. One Asian-based distributor accounted for 15% of net sales in the third quarter of fiscal year 2003. One OEM customer that makes computer gaming systems, when combined with its subcontractors, accounted for 11% of net sales in the third quarter of fiscal year 2003.

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

Major earthquakes may cause us significant losses

Our corporate headquarters, assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We do not maintain earthquake insurance and could be harmed in the event of a major earthquake.

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

Interest Rate Risk

As of October 27, 2002, we had $257.0 million in long-term debt outstanding at a fixed interest rate of 4½% per annum. We do not currently hedge any potential interest rate exposure. Interest rates affect our return on excess cash and investments. A significant decline in interest rates would reduce the amount of interest income generated from our excess cash and investments.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 of the filing date of this report, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c) and 15d-14(c). The evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) was made known to them by others within the Company’s consolidated group during the period in which this report was being prepared.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 4, 2002, the Company issued options to purchase 350,000 shares of its common stock in connection with the hiring of a new executive officer. The options are exercisable for a period of 10 years at an exercise price of $14.91 per share and vest 25% per year over a 4-year period beginning November 4, 2003. No registration was required as the issuance of such options is not considered the issuance or sale of a security under the Securities Act. The Company intends to register the underlying shares of common stock on Form S-8.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Bylaws of Semtech Corporation

10.1	Option Award Agreement dated November 4, 2002 with respect to inducement options granted to Jason Carlson

10.2	Form of Agreement for Options Awarded to Non-Employee Directors on December 5, 2002

99.1	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period covered by this report:

August 9, 2002	To file press release dated August 9, 2002 regarding the Company’s response to a competitor’s patent claim

August 27, 2002	To file press release dated August 27, 2002 regarding financial results for the second quarter of fiscal year 2003 and the Company’s outlook for the third quarter

August 27, 2002	To file press release dated August 27, 2002 regarding the Company’s talks with a customer to resolve a dispute

September 13, 2002	To file press release dated September 13, 2002 regarding adding an additional amount to the Company’s buyback program

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

/S/ JOHN D. POE
John D. Poe Chairman of the Board and Chief Executive Officer
Date: December 11, 2002

/S/ DAVID G. FRANZ, JR.
David G. Franz, Jr. Vice President Finance, Chief Financial Officer, and Secretary
Date: December 11, 2002

CERTIFICATION

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JOHN D. POE
John D. Poe Chief Executive Officer

Date: December 11, 2002

CERTIFICATION

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ DAVID G. FRANZ, JR.
David G. Franz, Jr. Chief Financial Officer

Date: December 11, 2002