Form 10-K
period 2003-01-26
SEMTECH CORP
filed 2003-04-24
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-6395

SEMTECH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2119684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Flynn Road, Camarillo, California, 93012-8790

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (805) 498-2111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock par value $.01 per share

Rights to Purchase Series X Junior Participating Preferred Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes  ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 26, 2002 (the last business day of the Company’s most recently completed second fiscal quarter) was approximately $942,003,742. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding at April 1, 2003 was 73,256,493.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 5, 2003.

SEMTECH CORPORATION

INDEX TO FORM 10-K

FOR THE YEAR ENDED JANUARY 26, 2003

PART I

This Annual Report on Form 10-K for the year ended January 26, 2003 (the “Form 10-K”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as “expects,” “anticipates,” “intends,” “estimates,” “believes” and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations.

In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company’s operating expectations will be realized. Net sales and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K for the reasons detailed in the “Risk Factors” section of this Form 10-K, beginning on page 10 or elsewhere in this Form 10-K. We assume no obligation to update any of the forward- looking statements after the date of this Form 10-K.

ITEM 1.  BUSINESS

General

We are a leading supplier of analog and mixed-signal semiconductors and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, computer gaming systems, personal digital assistants (PDAs), cellular phones, wireline networks, wireless base stations and test systems. Our end customers are primarily original equipment manufacturers and their suppliers, including Agilent, Cisco, Compal Electronics, Dell, Hewlett Packard, IBM, Intel, Lucky Goldstar, Microsoft, Motorola, Quanta Computer, Samsung, Sony and Unisys.

Overview of the Semiconductor Industry

The semiconductor industry is broadly divided into analog and digital semiconductor products. Analog semiconductors condition and regulate “real world” functions such as temperature, speed, sound and electrical current. Digital semiconductors process binary information, such as that used by computers. Mixed-signal devices incorporate both analog and digital functions into a single chip and provide the ability for digital electronics to interface with the outside world.

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

The markets for computer and communications products today are characterized by several trends that we believe are driving demand for our products. Electronic systems are being designed to operate at increasingly lower operating voltages, battery-powered devices such as handheld computers and cellular telephones are proliferating, and devices are becoming smaller and requiring higher levels of integration. We have designed our products to address these needs by providing solutions that extend battery life, meet tighter voltage requirements, improve the human interface of systems, and support higher transmission and processor speeds. As communications functions are increasingly integrated into a range of systems and devices, these products require analog processing capabilities and the number and size of our end-markets grows. Finally, industrial, medical, consumer and other end-market applications have increasingly incorporated data processing and communications features into their finished system, which in turn has broadened the opportunities for selling our analog and mixed-signal devices.

Advancements in digital processing technology typically drive the need for corresponding advancements in analog and mixed-signal solutions. We believe that the diversity of our applications allows us to take advantage of areas of relative market strength and limits our vulnerability to competitive pressure in any one area.

Semtech End-markets

A majority of our products are sold to customers in the computer, communications and industrial markets. Until eight years ago, we had largely been focused on serving the military and aerospace market. We used the desktop segment of the computer market as our first major entry into the commercial marketplace for our circuits. Five years ago, approximately half of our revenues were derived from desktop computer related applications. In recent years, we have seen relative growth from the communications and industrial markets as a percentage of the total. We have also seen a greater diversification within our computer market segment, beyond our initial focus on desktop computer applications. For the fiscal year ended January 26, 2003, our revenues from the computer, communications and industrial end-markets were 49%, 30% and 17%, respectively. The remaining balance of 4% was made up of various other end-markets, including military and aerospace.

Computer market applications include notebook and desktop computers, computer gaming systems, and PDAs. End-product applications for our products within the communication market include local area networks, wide area networks, cellular phones and base stations. Industrial applications include automated test equipment (ATE), medical devices and factory automation systems. We believe that our diversity in the end-markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end-product applications:

Semtech’s Main Product Lines	Specific End-Product Applications

	Computer	Communications	Industrial

Power Management	Desktop PCs, servers, workstations, notebook computers, add-on cards, PDAs, computer gaming systems	Cellular phones, network cards, routers and hubs, telecom network boards	Power supplies, industrial systems

Protection	Notebook computers, PDAs, USB ports, LAN cards	Cellular phones, base stations, DSL equipment, routers and hubs	Handled measurement or instrumentation devices

Test and Measurement	Workstations	Cellular base stations, routers and hubs, SONET networks	Automated test equipment

Advanced Communications		SONET networks, routers, hubs, switches, fiber modems

Human Input Devices	Notebook computers, PDAs	Cellular phones, web phones	Touch screen, consumer appliances and security systems

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

Leverage outsourced semiconductor fabrication capacity

We outsource most of our production and manufacturing in order to focus more of our resources on defining, developing and selling our products. We use outside wafer foundries that are based in Asia, the United States and Europe. Our largest wafer source is a foundry based in China. We believe that outsourcing provides us numerous benefits including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk and a more variable cost of goods, which provides us with greater operating flexibility.

Focus on fast-growing market segments

We have chosen to target the analog segments of the fastest growing end-markets. We intend to enhance this growth potential by focusing on specific products within the analog and mixed-signal market, including high-end personal computers, notebook computers, PDAs, cellular phones, wide area and local area networks and test systems. These products are characterized by their need for leading-edge, high-performance analog and mixed-signal semiconductor technology.

Continue to release unique new products and achieve new design wins

We are focused on developing unique, new, high-margin products to serve our target markets. These markets have experienced growing consumer demand for increased product performance at competitive price points. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customers that they intend to incorporate our products into new designs. Our technical talent works closely with our customers in securing design wins, developing new products and in implementing and integrating our products into their systems.

Diversify into new markets

We intend to enter new markets that complement our existing operations through internal development of new products and by strategic acquisitions. Our focus during calendar year 2002 was to expand our presence within the broad markets of portable devices, computer gaming systems, networking and more broad-based industrial applications. A large amount of design and marketing talent was focused on developing products for these markets. We believe strategic acquisitions will allow us to expand our pool of skilled technical personnel, as well as expand the range of complementary products that we offer. We have acquired four companies over the past seven years that have permitted us to successfully enter new market segments and develop new products.

Concentrate on cross-selling our products and services

We consider the ability to sell additional products and services to our existing customers as a major opportunity. Many of our large customers produce a wide variety of end-products that require analog and mixed-signal products. By leveraging existing relationships, we believe that we will be able to sell a wider variety of our products to these organizations. In addition, we believe the high level of our technical expertise in our marketing department permits it to identify and capitalize on cross-selling opportunities.

Product Segments

The following is a description of our two product segments. As of fiscal year 2003, the Other Product segment has been combined with the Rectifier and Assembly Products segment, and is now referred to as the Rectifier, Assembly and Other Products segment. This combined segment has represented less than 10% of net sales and operating income for the last three fiscal years.

Standard Semiconductor Products. Included in Standard Semiconductor Products are integrated circuits (ICs) and discrete components designed for use in standard and application specific applications. Standard Semiconductor Products represented approximately 95% of our overall net sales for fiscal year 2003. The main product lines within our Standard Semiconductor Products are described below.

•	Power Management Circuits. Power management circuits control, alter, regulate and condition the electrical pulses that flow through electronics. The highest volume product types within the power management product line are switching voltage regulators, combination switching and linear regulators, smart regulators and charge pumps. The primary application for these products is power regulation for computer, communications and industrial systems. In fiscal year 2003, power management represented more than half of the Standard Semiconductor Products segment. Internally, we divide the power management product line into three sub-product groups, entitled portable power management, desktop/server power management and networking/industrial power management.

•	Protection Products. The highest volume type of protection products we design and market are transient voltage suppressors (TVS). TVS devices provide protection for electronic systems where large voltage spikes (called transients), such as electrostatic discharge generated by the human body, can permanently damage voltage-sensitive components. We also have developed filter and termination devices that can be sold as a complement to TVS devices. Specific protection product applications are found in computer, data-communications, telecommunications and industrial markets.

•	Test and Measurement Circuits (formerly called High Performance Circuits). We design and market a wide variety of test and measurement products, namely pin electronics, timing, clock distribution, parametric measurement, and ECL clock/logic products for use in ATE, workstations and communication infrastructure equipment.

•	Human Input Devices (HID). We offer a line of human input devices that include touch-screen and touch-pad controllers, pointing stick devices and battery management circuits. Some of these products, including our MicroBuddy™ product family, also perform a system management function in the end products they are used in. These products are designed to handle human input and battery functions in portable systems, such as notebook computers, PDAs and cellular phones. They also have applications in security, consumer appliances and other industrial applications.

•	Advanced Communication Circuits. Through internal investment and several acquisitions, we have developed a line of highly proprietary advanced communication ICs which perform specialized timing and synchronization functions in high-speed networks. Our primary product offering in this area is our “SETS” product family. Our Advanced Communication ICs are used in metropolitan, wide area, and wireless networks.

Rectifier, Assembly and Other Products. Rectifiers, assemblies and other products are older-technology products. As of fiscal year 2003, the Other Product Category has been combined with the Rectifier and Assembly Products segment, and is now referred to as the Rectifier, Assembly and Other Products segment. Rectifier, Assembly and Other Products represented approximately 5% of our overall net sales for fiscal year 2003.

•	Rectifiers. We have several different categories of silicon rectifiers, which are primarily used to convert alternating current to direct current. These products are sold mainly to military, aerospace, industrial equipment and medical equipment customers.

•	Assemblies. A rectifier assembly is a package of rectifiers of one or more types, sometimes encased in epoxy or silicon by various molding techniques, constituting one or more basic rectifier circuits. The Company also offers some non-rectifier assemblies, such as voltage multipliers.

Assemblies are used in x-ray scanners, microwave ovens, aircraft engines, avionics equipment, airport radar and other specialized applications.

•	Other Products. We produce and sell other products that are not part of our main product segment. Included in the other products are custom and application specific integrated circuits (ASICs) and wafer foundry services for other semiconductor manufacturers.

Prior Year Product Segments

In fiscal year 2003, we combined the Other Product and Rectifier and Assembly Products segments, and now refer to it as the Rectifier, Assembly and Other Products segment. Under our old product segmentation, Rectifier and Assembly Products would have represented 4% and 6% of net sales, respectively, in fiscal years 2003 and fiscal year 2002. We have not amended our fiscal year 2002 annual report on Form 10-K to reflect the restated segment data since the Other Product segment was only 0.5% and 2% of net sales, respectively, in fiscal years 2003 and fiscal year 2002.

For further financial information on these segments, refer to the information contained in Note 15. “Business Segments and Concentrations of Risk”, in the Notes to Consolidated Financial Statements included in Item 8.

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

Circuit design engineers are our most valuable engineers. Circuit designers perform the critical task of designing and laying out integrated circuits. As of January 26, 2003, we employed more than 80 circuit designers. A majority of these individuals have senior-level expertise in the design, development and layout of circuits targeted for use in power management, protection, test, measurement and communication applications. We also employ a limited number of engineers that specialize in the development of software, sometimes referred to as firmware, that is incorporated into certain of our HID and advanced communications products. We intend to make further investments in research and development in the future, including increasing our employee headcount, investing in design and development equipment and supporting our development efforts overall.

We have dedicated design centers in Santa Clara, California; Raleigh, North Carolina; Austin, Texas; Glasgow, Scotland; and Southampton, England. In addition, dedicated test and measurement circuit design occurs at our San Diego location, and HID design and protection product design occurs at our Camarillo, California, headquarters.

We spent $31.3 million or 16% of net sales on product development and engineering in fiscal year 2003. Product development and engineering costs were $29.7 million or 16% of net sales and $32.0 million or 13% of net sales in fiscal years 2002 and 2001, respectively.

Sales and Marketing

Sales made directly to original equipment manufacturers during fiscal year 2003 were approximately 56% of net sales. The remaining 44% of net sales were made through independent distributors. We have direct sales personnel located throughout the United States which manage the sales activities of independent sales representative firms and independent distributors within North America. We operate internationally through our wholly-owned subsidiary Semtech International and have sales offices in France, Germany and the United Kingdom, as well as independent sales representative firms and independent distributors to serve the European markets. Semtech International maintains branch sales offices in Taiwan, Korea and Japan; along with independent representatives and distributors for serving the Asia-Pacific territory. Semtech International has a small representative office located in Shanghai China and is also represented outside the United States, Europe and Asia by other independent sales organizations. Some of our distributors and sales representatives may also offer products from our competitors, as is customary in the industry.

Customers, Sales Data and Backlog

For fiscal year 2003, we estimate that more than 1,000 customers purchased our products either directly from us or through our authorized distributors. The following is a representative sample of our customers by end-markets:

Representative Customers by End-markets:

Computer	Communications	Industrial

Dell	Cisco	Agilent Tech.

HP/Compaq	Motorola	LTX

IBM	Nortel	Siemens

Intel	Samsung	Teradyne

Microsoft	Sony	Unisys

Our customers include major computer and peripheral manufacturers and their subcontractors, ATE manufacturers, data communications and telecommunications equipment vendors, and a variety of large and small companies serving the industrial, automotive, aerospace and military markets.

During fiscal years 2003, 2002 and 2001, foreign sales constituted 67%, 62% and 58%, respectively, of our net sales. Approximately 90% of foreign sales in fiscal year 2003 were to customers located in the Asia-Pacific region, as compared to approximately 85% in fiscal year 2002 and approximately 78% in fiscal year 2001. The remaining foreign sales were to customers in Europe.

No end-customer accounted for 10% or more of net sales in fiscal year 2003. In fiscal year 2002, Agilent Technologies, one of our ATE end customers, and its subcontractors, accounted for approximately 13%, respectively, of net sales. For fiscal year 2003 and fiscal year 2002, one of our Asian distributors accounted for approximately 14% and 12%, respectively, of net sales.

Our backlog of orders as of the end of fiscal years 2003, 2002 and 2001 were approximately $23.4 million, $40.1 million and $61.7 million, respectively. Nearly all backlog is deliverable within six months; experience has shown that short-delivery lead times are required by most customers. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.

Manufacturing Capabilities

As part of our business strategy, we outsource a majority of our manufacturing functions to third-party contractors that fabricate silicon wafers and package and test our products. We perform a very limited amount of test and probe activities in our Camarillo and San Diego, California facilities. On April 23, 2001, we sold our Santa Clara, California wafer fabrication facility. In December of 2002, we stopped production at our last remaining commercial wafer fabrication facility that is located in Corpus Christi, Texas. Our Reynosa, Mexico facility now fabricates a very small amount of silicon, and performs the packaging activity needed to support our rectifier and assembly products. In fiscal year 2003, we purchased wafers from eight different third-party wafer foundries and utilized more than 20 different manufacturing processes, including various Bipolar, High-Speed Bipolar, CMOS, and Bi-CMOS processes.

For fiscal year 2003, we supported approximately 24% of our end product sales with wafers that were fabricated internally. The remaining 76% of our end products were supported with finished silicon wafers purchased from outside wafer foundries. Only our protection, rectifier and assembly products were supported by internal wafer production in fiscal year 2003. All of our products, with the exception of the rectifier and assembly product lines, are packaged and tested by outside subcontractors.

Unlike digital products, our products are less reliant on state-of-the-art manufacturing and more on design and applications support. As a result, our outside wafer foundries tend to be significantly less costly than state-of-the-art digital fabrication facilities and likewise utilize equipment that is less subject to obsolescence.

We use outside wafer foundries that are based in Asia, the United States and Europe. Our largest wafer source is a foundry based in China. In fiscal year 2003, this foundry based in China provided 66% our total silicon requirements in terms of wafers purchased. We expect that the percentage sourced from this China foundry could increase in fiscal year 2004. Virtually all the silicon we use will be sourced from outside foundries in fiscal year 2004 in order to utilize the best available technology, leverage the capital investment of others and reduce our operating costs associated with manufacturing assets and increase the variable component of our cost of goods sold.

Despite the divestiture of our own internal wafer fab facilities in favor of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. These departments work closely with our outside foundry partners on the improvement and development of process capabilities.

We use third-party contractors to perform assembly and test operations. A majority of our assembly and test activity is conducted by third-party contractors that are based in Malaysia, the Philippines and China.

Our products are made from basic materials (principally silicon, metals and plastics), all of which are widely available from a number of suppliers.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products and the rate at which we introduce these new products to offset the generally short product life cycles. Our industry is characterized by decreasing unit selling prices over the life of a product. We believe we compete effectively based upon our ability to capitalize on efficiencies and economies of scale in production and sales, and our ability to maintain or improve our productivity and product yields to reduce manufacturing costs.

We are in direct and active competition, with respect to one or more of our product lines, with at least 30 manufacturers of such products, of varying size and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Fairchild Semiconductor and Intersil Semiconductor, all with respect to our power management products; ST Microelectronics N.V. and Microsemi with respect to our protection products; Analog Devices, Maxim Integrated Products, ON Semiconductors and Micrel Semiconductor, all with respect to our test and measurement products; Silicon Laboratories and Zarlink Semiconductor with respect to our advanced communications products; and Philips Semiconductors and Synaptics Inc. with respect to our HID products.

Intellectual Property and Licenses

Our business is highly reliant on the design talents, technical abilities, applications knowledge, and creativity of our employees. We attempt to protect our intellectual property by filing patent applications, trademark applications, and copyright registrations. We consider these actions to be helpful in maintaining a competitive advantage, but do not believe that patents and other intellectual property rights create definitive competitive barriers to entry.

At this time, we do not license our patents or products. We do, however, license certain technology from others companies. We do not consider any of the licensed technology to be material in terms of royalties payable, and we believe the duration and other terms of the licenses are appropriate for our needs.

Environmental Matters

On February 7, 2000, we were notified by the United States Environmental Protection Agency (EPA) with respect to the Casmalia Disposal Site in Santa Barbara, California. We have been included in the Superfund program to clean up this disposal site as a result of our involvement in utilizing this site for waste disposal. We have accepted a settlement offer from the EPA and certain State agencies under which are required to pay approximately $783,000 with respect to the wastes at the Casmalia Disposal Site attributable to us. We recorded $765,000 of the proposed settlement amount as an accrued liability in fiscal year 2002 and recorded an accrued liability to cover the remainder in fiscal year 2003. In April of 2003, we paid approximately $732,000 into escrow for the EPA portion of the settlement. The funds in escrow will be released to the EPA, and we will pay the remainder of the settlement, when the settlement becomes final after the public comment period required by law.

On June 22, 2001, we were notified by the California Department of Toxic Substances Control that we may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program, because we are one of the companies that are believed to have used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company has joined with other potentially responsible parties in an effort to resolve this matter with the State. The group is sharing the cost of an evaluation of the site prior to development of any remediation plan. The Company’s share of the estimated cost for this study is not material and the cost to date has been expensed. At this time there is not a specific proposal or budget with respect to the clean-up of the site. Thus, no reserve has been established for this matter.

We used an environmental firm, specializing in hydrogeology, to perform periodic monitoring of the groundwater at our previously leased facility in Newbury Park, California. We vacated the building in May of 2002. Certain contaminants have been found in the local groundwater. Monitoring results over a number of years indicate that contaminants are coming from adjacent facilities. Although it is currently not possible to determine the ultimate amount of our possible future clean-up costs, if any, we do not believe we would be materially adversely impacted by this condition. Accordingly, no reserve for clean-up has been provided at this time.

Employees

As of January 26, 2003, we had 555 full-time employees. There were 124 employees in research and development, 104 in sales, marketing and field services, and 68 in general, administrative and finance. The remaining 259 employees support operational activities, including product and test engineering, manufacturing, distribution and quality functions. We have never had a work stoppage, and our domestic and European employees are not unionized. Our Mexican operation has unionized employees. Our employee relations have been, and are, satisfactory. Competition for key design and application engineers is significant.

During fiscal year 2003, we did reduce a limited amount of headcount associated with the closure of our Corpus Christi, Texas wafer fabrication facility. We hired more engineers during fiscal year 2003, resulting in an increase in the overall number of engineers employed by us.

Government Regulations

We are required to comply with numerous government regulations that are normal and customary to manufacturing businesses that operate in our markets and operating locations. Our sales that serve the military and aerospace markets primarily consist of products from the Rectifier, Assembly, and Other Products segment that have been qualified to be sold in these markets by the U.S. Department of Defense (DOD). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by DOD personnel. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus, could adversely impact our profitability in those product lines.

Available Information

We maintain a website at www.semtech.com. We make available free of charge, either by direct access or a link to the SEC website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

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

Economic decline may have adverse consequences for our business

We sell our products into several commercial markets, primarily the computer, communication and industrial end-markets, whose performance is tied to the overall economy. Many of these industries have been impacted in the calendar years 2001 and 2002 due to an economic slowdown in the United States and globally. If the economic conditions continue to worsen or a wider global slowdown occurs, the demand for our products may be reduced. In addition, these economic slowdowns may also affect our customers’ ability to pay for our products. Accordingly, economic slowdowns may harm our business.

The cyclical nature of the electronics and semiconductor industries may limit our ability to maintain or increase revenue and profit levels during industry downturns

The semiconductor industry is highly cyclical and has experienced significant downturns, which are characterized by reduced product demand, production overcapacity, increased levels of inventory, industry-wide fluctuations in the demand for semiconductors and an erosion in average prices. The occurrence of these conditions has adversely affected our business in the past. During the calendar years 1999 and 2000, high consumption levels by electronics manufacturers was a major driver of demand for semiconductors, including the products we sell. However, calendar year 2001 was a year of significant decline for the overall semiconductor and electronics industries and, consequently, our business suffered. In calendar year 2002, semiconductor and electronic industry conditions remained weak, with declines in average selling prices offsetting gains in unit shipment growth. Past downturns in the semiconductor industry have resulted in a sudden impact on the semiconductor and capital equipment markets. Consequently, a continuation of the current downturn and any future downturns in the semiconductor industry may harm our business. In addition, the semiconductor manufacturing industry is currently experiencing conditions of manufacturing overcapacity. If these conditions persist, they could lead to excess production in the industry and result in an underutilization of our internal manufacturing capacity and a decrease in the prices of our products.

We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Fairchild Semiconductor and Intersil Semiconductor, with respect to our power management products; ST Microelectronics N.V., with respect to our protection products; Analog Devices, Maxim Integrated Products, ON Semiconductor and Micrel Semiconductor, with respect to our test and measurement products; Zarlink Semiconductor and Silicon Laboratories, with respect to our advanced communications products; and Philips Semiconductors and Synaptics

Inc., with respect to our HID products. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

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

Fluctuations and seasonality in the personal computer industry and economic downturns in our end-markets may have adverse consequences for our business

Many of our products are used in personal computers and related peripherals. For the fiscal year ended January 26, 2003, approximately 49% of our sales are used in computer applications. Industry-wide fluctuations in demand for desktop computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

A decline in any of our end-markets, particularly the computer, cellular phone and automated test equipment (ATE) markets, could also harm our business. For the fiscal year ended January 26, 2003, shipment of our products to the ATE customers represented approximately 13% of our net sales. Consequently, a downturn in the ATE market may adversely affect our business.

In fiscal year 2003, we saw demand from cellular phone manufacturers increase throughout the year, and we estimated 24% of our sales in the fourth quarter of fiscal year 2003 were tied to this end-market application. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, could adversely affect our business.

We obtain certain essential components and materials and certain manufacturing services from a limited number of suppliers and subcontractors, including foreign-based entities

Our reliance on a limited number of outside subcontractors and suppliers for silicon wafers, packaging, test and certain other processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks may be attributable to several factors including limitation on resources, labor problems, equipment failures or the occurrence of natural disasters. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments and harm our business. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For fiscal year 2003, approximately 66% of our silicon in terms of finished wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in fiscal year 2004. A majority of our package and test operations are performed by third-party contractors that are based in Malaysia, the Philippines and China. Our international business activities, in general, are subject to a variety of potential risks resulting from certain political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or a political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.

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

In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company’s stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management’s attention and resources.

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

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 67% of net sales in the fiscal year ended January 26, 2003. Sales to our customers located in Taiwan and Korea constituted 28% and 13%, respectively, of net sales for fiscal year 2003. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

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

Much of our sales growth and margin expansion in fiscal year 2001 and fiscal year 2000 was the result of product sales into wireless, local area networks, wide area networks and long-haul communications applications. This market saw a dramatic decline in total carrier spending throughout calendar years 2001 and 2002. Moreover, carrier spending on telecom equipment could decline further in the future. Although we believe that the communication equipment market has not been characterized by cyclicality to date, this market may in the future exhibit general cyclical characteristics similar to the market for semiconductor capital equipment. Any major reduction in communications infrastructure investment will have a negative impact on the overall industry and our sales into these end-market segments.

Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts and accounts receivable, exist in nondollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The nondollar-denominated currencies are principally the Euro, Swiss Francs, and British Pounds Sterling. Additionally, certain of our current and long-term liabilities are denominated principally in British Pounds Sterling currency, which are also sensitive to foreign currency exchange rate fluctuations. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances could harm our business.

Our future operating results may fluctuate, fail to match past performance or fail to meet expectations

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our operating results may fluctuate as a result of:

•	general economic conditions in the countries where we sell our products;

•	seasonality and variability in the computer market and our other end-markets;

•	the timing of new product introductions by us and our competitors;

•	product obsolescence;

•	the scheduling, rescheduling or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	our ability to develop new process technologies and achieve volume production

•	changes in manufacturing yields;

•	movements in exchange rates, interest rates or tax rates;

•	the availability of adequate supply commitments from our outside suppliers; and

•	the manufacturing and delivery capabilities of our subcontractors.

As a result of these factors, our past financial results are not necessarily indicative of our future results.

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. The identity of our largest customers has varied from year to year. In fiscal year 2002, one of our ATE end customers, including its subcontractors, accounted for approximately 13% of net sales. For fiscal year 2003 and fiscal year 2002, one of our Asian distributors accounted for approximately 14% and 12%, respectively, of net sales. As of the end of fiscal years 2003 and 2002, one of our Asian distributors accounted for approximately 11% and 17%, respectively, of net accounts receivable. Receivables from our customers are not secured by any type of collateral, and likewise are subject to the risk of being uncollectable.

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

We have acquired and may continue to acquire other companies and may be unable to successfully integrate these companies into our operations

In the past, we have expanded our operations through strategic acquisitions, and we may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies into our operations or if integration is more difficult than anticipated, then we may experience disruptions that could harm our business. Some of the risks that may affect our ability to integrate acquired companies include those associated with:

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

The loss of any of our key personnel or the failure to attract or retain the specialized technical and management personnel could impair our ability to grow our business

Our future success depends upon our ability to attract and retain highly qualified technical, marketing and managerial personnel. We are particularly dependent upon the continued services of John D. Poe, our Chief Executive Officer, although this has been mitigated by the addition of Jason Carlson as President and Chief Operating Officer in fiscal year 2003. We are also dependent on a relatively small group of key technical personnel with analog and mixed-signal expertise. Personnel with highly skilled managerial capabilities, analog and mixed-signal design expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel in the future. If we are unable to retain the services of Mr. Poe or existing key employees or are unsuccessful in attracting new highly qualified employees, our business could be harmed.

We are subject to environmental regulations which may require us to incur significant expenditures

The Company and its suppliers are subject to a variety of United States federal, foreign, state and local governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Any of these regulations could require the acquisition of equipment or other substantial expenditures to comply with environmental regulations. If we or our suppliers were to incur substantial additional expenses, product costs could significantly increase, thus harming our business. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could harm our business.

Major earthquakes may cause us significant losses

Our corporate headquarters, a portion of our assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We do not maintain earthquake insurance and could be harmed in the event of a major earthquake.

Terrorist attacks, war and other acts of violence may negatively affect our operations and your investment

Terrorist attacks, such as the attacks that took place on September 11, 2001, wars, such as the current war in Iraq, and other acts of violence, such as those that may result from the increasing tension in the Middle East and the Korean Peninsula, or any other national or international crisis, calamity or emergency, may result in interruption to the business activities of many entities, business losses and overall disruption of the U.S. economy at many levels. These events or armed conflicts may directly impact our physical facilities or those of our customers and suppliers. Additionally, these events or armed conflicts may cause some of our customers or potential customers to reduce the level of expenditures on their services and products that ultimately may reduce our revenue. The consequences of these reductions are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. For example, as a result of these events, insurance premiums for businesses may increase and the scope of coverage may be decreased. Consequently, we may not be able to obtain adequate insurance coverage for our business and properties. A “high” or “Orange” or “severe” or “Red” threat condition announced by the Homeland

Security Advisory System or similar agency and any consequent effect on the transportation industry may adversely affect our ability to timely import materials from our suppliers located outside the United States or impact our ability to deliver our products to our customers without incurring significant delays. To the extent that these disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market our services and products, our business and results of operations could be harmed.

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

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Due to the number of competitors, patent infringement is an ongoing risk since other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management’s resources. If one of our products is found to infringe, we may have liability for past infringement and may need to seek a license going forward. If a license is not available or if we are unable to obtain a license on terms acceptable to us, we would either have to change our product so that it does not infringe or stop making the product.

We could be required to register as an investment company and become subject to substantial regulation that would interfere with our ability to conduct our business

The Investment Company Act of 1940 requires the registration of companies which are engaged primarily in the business of investing, reinvesting or trading in securities, or which are engaged in the business of investing, reinvesting, owning, holding or trading in securities and which own or propose to acquire investment securities with a value of more than 40% of the company’s assets on an unconsolidated basis (other than U.S. government securities and cash). We are not engaged primarily in the business of investing, reinvesting or trading in securities, and we intend to invest our cash and cash equivalents in U.S. government securities to the extent necessary to take advantage of the 40% safe harbor. To manage our cash holdings, we invest in short-term instruments consistent with prudent cash management and the preservation of capital and not primarily for the purpose of achieving investment returns. U.S. government securities generally yield lower rates of income than other short-term instruments in which we have invested to date. Accordingly, investing substantially all of our cash and cash equivalents in U.S. government securities could result in lower levels of interest income and net income.

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

We are subject to review by taxing authorities, including the Internal Revenue Service

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (IRS). The IRS is currently performing a routine review of our open-year tax filings and has raised the issue of whether the value of compensatory stock options must be included in our cost sharing agreement with our Swiss subsidiary. The issue is currently being litigated before the U.S. Tax Court by another tazpayer. If the IRS prevails in the courts, our tax loss carryforwards could be materially reduced, resulting in a tax provision charge in a future period.

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

ITEM 2. PROPERTIES

Our headquarters facility is located in Camarillo, California where we built and own an approximately 85,000 square foot building that was completed in March 2002. The original parcel on which the headquarters is located will accommodate substantial expansion and we purchased a vacant lot adjacent to the headquarters when it became available in fiscal year 2003. Prior to occupying the Camarillo headquarters, we had occupied a facility in Newbury Park, California, under a lease that terminated in May 2002. The Camarillo facility supports a very limited amount of test and probe activity, as well as all of our inside sales, marketing and administrative offices. The Camarillo facility serves as the business headquarters for our Rectifier, Assembly and Other Products segment and all the product lines that make up the Standard Semiconductor Products segment, with the exception of our test and measurement product line that is headquartered in San Diego, California.

We also own a 22,000 square foot building in Reynosa, Mexico that supports the production needs of our Rectifier and Assembly product lines.

A 13,250 square foot facility in Santa Clara, California, that houses design engineering, test and administration, is leased until September 2003. The Santa Clara facility is a design center for our power management product line (part of the Standard Semiconductor Products segment).

We also lease a 44,000 square foot facility in Corpus Christi, Texas, which housed a wafer fabrication line, production testing and certain engineering functions for our protection product line (part of the Standard Semiconductor Products segment). In December 2002, we stopped production in the Corpus Christi facility as part of the strategic move to obtain nearly all of our silicon wafers from outside sources. The Corpus Christi lease runs through December of 2021, but we have the ability to terminate it in 2011. We are investigating sublease opportunities and exploring other alternatives with respect to this property.

Our San Diego, California facility is an approximately 25,000 square foot building that houses design, test and administrative functions and serves as the business headquarters for our test and measurement product line (part of the Standard Semiconductor Product segment). The lease on this facility runs through April 2004.

We also lease space to house certain of our other design, sales and marketing facilities in Raleigh, North Carolina; Austin, Texas; France; Germany; Taiwan; Korea; Japan; China; Southampton, England; St. Gallen, Switzerland; and Glasgow, Scotland. Some space in New York City that previously housed our HID product group has been sublet and we are seeking subtenants for the remaining space.

In December 2000, we purchased a parcel of land in San Diego, California for approximately $7.9 million and began exploring plans to build a facility to support our test and measurement product line. We deferred the project due to the significant downturn in the product line’s business. We are currently exploring the possible sale of this parcel of land.

We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We periodically become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will materially and adversely affect our business.

On February 7, 2000, we were notified by the United States Environmental Protection Agency (EPA) with respect to the Casmalia Disposal Site in Santa Barbara, California. We have been included in the Superfund program to clean up this disposal site as a result of our involvement in utilizing this site for waste disposal. We have accepted a settlement offer from the EPA and certain State agencies under which are required to pay approximately $783,000 with respect to the wastes at the Casmalia Disposal Site attributable to us. We recorded $765,000 of the proposed settlement amount as an accrued liability in fiscal year 2002 and recorded an accrued liability to cover the remainder in fiscal year 2003. In April 2003, we paid approximately $732,000 into escrow for the EPA portion of the settlement. The funds in escrow will be released to the EPA, and we will pay the remainder of the settlement, when the settlement becomes final after the public comment period required by law.

On June 22, 2001, we were notified by the California Department of Toxic Substances Control that we may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program, because we are one of the companies that are believed to have used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company has joined with other potentially responsible parties in an effort to resolve this matter with the State. The group is sharing the cost of an evaluation of the site prior to development of any remediation plan. The Company’s share of the estimated cost for this study is not material and the cost to date has been expensed. At this time there is not a specific proposal or budget with respect to the clean-up of the site. Thus, no reserve has been established for this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “SMTC.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock, as reported on the Nasdaq National Market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal Year Ending January 27, 2002
First Quarter	$34.75	$23.44
Second Quarter	37.31	24.34
Third Quarter	40.70	25.67
Fourth Quarter	$43.38	$32.31
Fiscal Year Ending January 26, 2003
First Quarter	$39.00	$29.11
Second Quarter	37.41	18.65
Third Quarter	23.09	9.05
Fourth Quarter	$18.11	$10.89

Holders

On April 18, 2003, the reported last sale price of our common stock on the Nasdaq National Market was $16.29 per share. As of April 18, 2003, we had approximately 9,640 common stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our board of directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock during the two most recent fiscal years and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future. We declared two-for-one stock splits in fiscal years 2001, 2000 and 1998 in the form of 100% stock dividends to stockholders. We do not anticipate another stock split being declared in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock that may be issued under our equity compensation plans as of January 26, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the issued column (a)) (c)
Equity compensation plans approved by security holders	8,842,632	$7.28	3,753,151
Equity compensation plans not approved by security holders	6,076,949	$19.56	2,055,974
Total	14,919,581	$12.28	5,809,125

Equity compensation plans not approved by security holders include the Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan that was approved by our board of directors in fiscal year 2000. The Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan allows for the issuance of options for up to 8,000,000 shares of the Company’s common stock to non-directors and non-executive officers of the Company. This number has been adusted for stock splits and under the terms of the plan is subject to further adjustment in the event that the number of outstanding shares of the Company’s common stock are adjusted by reason of a stock split, stock dividend, or the like. Further, any shares granted under the plan that are forfeited back to the Company because of a failure to meet an award contingency or condition are available for delivery pursuant to new awards granted under the plan. All securities remaining available for future issuance under equity compensation plans not approved by security holders are related to the Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan.

Included in the outstanding options portion of equity compensation plans not approved by security holders are non-plan grants of options to our non-employee directors that occurred in fiscal year 1998 and a non-plan grant of inducement options, within the meaning of Nasdaq rules, to Jason Carlson, our President and Chief Operating Officer, as a recruitment incentive in fiscal year 2003.

The material features of the Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan and the non-plan grants referred to above are substantially similar to the material features of the plans that have been approved by shareholders. See Note 12. “Stockholders’ Equity” to the financial statements included in this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data for each of the fiscal years in the five-year period ended January 26, 2003 have been derived from our audited financial statements. Such information for the three fiscal years ended January 26, 2003 is contained in and should be read in conjunction with our audited financial statements and accompanying notes included in this Form 10-K.

	Fiscal Year Ended
	January 31, 1999	January 30, 2000	January 28, 2001	January 27, 2002	January 26, 2003
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$114,519	$173,768	$256,685	$191,210	$192,958
Cost of sales	60,241	82,731	111,819	97,920	83,097
Gross profit	54,278	91,037	144,866	93,290	109,861
Operating costs and expenses
Selling, general and administrative	20,091	27,206	36,164	33,798	34,426
Product development and engineering	14,026	20,342	32,008	29,744	31,336
One-time charges	1,585	531	—	2,727	13,202
Total operating costs and expenses	35,702	48,079	68,172	66,269	78,964
Operating income	18,576	42,958	76,694	27,021	30,897
Interest and other income, net	786	1,146	9,334	9,095	15,187
Income before taxes	19,362	44,104	86,028	36,116	46,084
Provision for taxes	6,467	14,709	25,808	10,113	11,903
Net income	$12,895	$29,395	$60,220	$26,003	$34,181
Earnings per share:
Basic	$0.22	$0.48	$0.91	$0.37	$0.47
Diluted	$0.20	$0.42	$0.79	$0.33	$0.44
Weighted average number of shares:
Basic	58,688	61,670	66,247	69,983	73,013
Diluted	63,568	70,630	76,527	77,747	77,789

	As of
	January 31, 1999	January 30, 2000	January 28, 2001	January 27, 2002	January 26, 2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$42,683	$63,291	$530,979	$543,502	$489,047
Working capital	65,844	96,687	530,737	402,970	420,912
Total assets	92,556	149,350	677,288	690,401	620,546
Convertible subordinated notes	—	—	400,000	364,320	241,570
Total stockholders’ equity	79,771	125,482	242,357	298,795	341,440

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. In addition to historical information, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Form 10-K. We assume no obligation to update any of the forward-looking statements after the date of this Form 10-K.

Overview

We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, computer gaming systems, personal digital assistants (PDAs), cellular phones, wireline networks, wireless base stations and automated test equipment (ATE). Products within the communications market include products for local area networks, metro and wide area networks, cellular phones and base stations. Industrial applications include ATE, medical devices and factory automation systems. Our end customers are primarily original equipment manufacturers and their suppliers, including Agilent, Cisco, Compal Electronics, Dell, Hewlett Packard, IBM, Intel, Lucky Goldstar, Microsoft, Motorola, Quanta Computer, Samsung, Sony and Unisys.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during fiscal year 2003 were 56% of net sales. The remaining 44% of net sales were made through independent distributors.

We divide and operate our business based on two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. We do not track balance sheet items by individual reportable segments. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our power management, protection, test and measurement (formerly called high performance), advanced communications and human input device product lines. The Rectifier, Assembly and Other Products segment includes our line of assembly and rectifier devices, which are the remaining products from our founding as a supplier into the military and aerospace market. It also includes other products made up of custom integrated circuits and foundry sales.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the fiscal year ended January 27, 2002, approximately 28% (calculated based on acquisition cost) of our silicon was manufactured in China. For the fiscal year ended January 26, 2003, approximately 66% of our silicon in terms of wafers purchased was manufactured in China. Foreign sales for fiscal year 2003 constituted approximately 67% of our net sales. Approximately 90% of foreign sales in fiscal year 2003 were to customers located in the Asia-Pacific region, as compared to approximately 85% in fiscal year 2002 and approximately 78% in fiscal year 2001. The remaining sales were to customers in Europe.

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

On an ongoing basis, we evaluate and discuss with our audit committee our estimates, including those related to our allowance for doubtful accounts and sales returns, inventory reserves, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Our critical accounting policies and estimates do not vary between our two reportable segments. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. In fiscal year 2002, we changed our investment classification from “hold to maturity” to “available for sale” because we expected to sell some securities prior to maturity. We included $1.4 million and $3.8 million of unrealized gain, net of tax, in the comprehensive income portion of our Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal year 2003 and fiscal year 2002, respectively.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the net receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.

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

Contingencies and Litigation

We are involved in various disputes and litigation matters as a claimant and as defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and estimable. Any amounts recorded are based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates.

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

Reclassifications

Certain prior year balances have been reclassified to be consistent with our current year presentation and to reflect changes in recently issued accounting standards. In the prior year, gain on the extinguishment of debt was originally classified as an extraordinary item. In compliance with a recently issued accounting standard, gain on the extinguishment of debt is included in “Interest and Other Income, Net” in fiscal year 2003 and all prior year amounts have been reclassified as such (see Recently Issued Accounting Standards for more information).

Results of Operations

Fiscal Year 2003 Compared With Fiscal Year 2002

Net Sales. Net sales for fiscal year 2003 were $193.0 million, an increase of 1% compared to $191.2 million for fiscal year 2002. Semiconductor and electronics industry conditions, as well as overall macro economic conditions remained weak during fiscal year 2003, following difficult market conditions in fiscal year 2002. Weak unit demand coupled with declines in average selling prices impacted the ability to grow net sales, especially in the desktop computer end-market segment. Sales into the capital equipment end-markets, specifically the automated test equipment (ATE) and telecommunications segments, were also down compared to prior years.

Standard Semiconductor Products represented 95% of net sales in fiscal year 2003, while 5% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment increased 4% in fiscal year 2003, while Rectifier, Assembly and Other Products’ sales declined 37%. Increased sales of Standard Semiconductor Products reflected strength in computer gaming applications and portable applications, such as notebook computers and cellular phones. Strength in these end-applications was partially offset by weakness in the desktop computer, ATE and other capital intensive end-market segments. Our power management product line has benefited from strength in portable applications, while being negatively impacted by weakness in desktop computers. Weakness in the capital equipments markets has negatively impacted our test and measurement and advanced communications product lines.

Sales of our Rectifier, Assembly and Other Products segment shrank in fiscal year 2003 due to declining demand for these older technology products and other non-strategic product offerings which we have de-emphasized due to their lower growth and profit margin opportunities.

Sales of our Standard Semiconductor Products and Rectifier, Assembly and Other Products segments were both weak and declined dramatically from the prior year. The decline in sales in the Standard Semiconductor Products segment was due to both weak industry conditions and weak demand from customers. Only the power management product line within the Standard Semiconductor Products segment grew in fiscal year 2002, while all other product lines in the segment declined. Sales of our Rectifier, Assembly and Other Products segment declined due to weak industry conditions, a strategic focus on proprietary products and a strategic de-emphasis of custom and foundry services.

Gross Profit. Gross profit for fiscal year 2003 was $109.9 million, compared to $93.3 million for the prior year. This increase was due to slightly higher sales and higher gross margin due in part to the absence of a write-down of inventory and discontinuation of certain products that occurred in fiscal year 2002. Our gross margin was 57% for fiscal year 2003, compared to a gross margin of 49% for fiscal year 2002.

The write-down of inventory and discontinuation of certain products during fiscal year 2002 was the result of a critical review we conducted during that year. A severe industry downturn and a related drop in demand from end customers made certain inventories excess and obsolete, and certain product lines non-strategic. Of the $14.0 million write-down of inventory and discontinuation of certain products, $13.4 million was associated with the Standard Semiconductor Products segment and $550,000 with the Rectifier, Assembly and Other Products segment. In fiscal year 2003 and fiscal year 2002, we sold $1.3 million and $68,000, respectively, of inventory of the Standard Semiconductor Products segment that had been reserved during the second quarter of fiscal year 2002.

Operating Costs and Expenses. Operating costs and expenses were $79.0 million, or 41% of net sales, for the fiscal year 2003. Operating costs and expenses for fiscal year 2002 were $66.3 million, or 35% of net sales. The increase in absolute dollars of operating costs and expenses was the result of modest increases in spending in the areas of sales, general and administration, and research and development. The increase in absolute dollars of operating costs and expenses was also impacted by higher one-time costs in fiscal year 2003.

Operating costs and expenses for fiscal year 2003 include one-time costs of $13.2 million; which included $12.0 million of cost associated with the Standard Semiconductor Products segment for the settlement of a customer dispute, $852,000 of cost not assigned to a reportable segment for an expected loss on the future sub-lease of the our New York office and $350,000 of cost assigned to a reportable segment for asset impairment at the Corpus Christi, Texas wafer fabrication facility.

Operating costs and expenses for fiscal year 2002 include one-time cost not assigned to a reportable segment of $2.0 million associated with an approximate 200-person reduction in headcount made in the first half of the year and one-time cost not assigned to a reportable segment of $765,000 associated with a pending Superfund settlement. As of January 26, 2003, substantially all of the one-time headcount reduction costs have been paid out in cash.

Operating Income. Operating income was $30.9 million in fiscal year 2003, up from operating income of $27.0 million in fiscal year 2002. Operating income was impacted by a slight increase in net sales and improvement in gross margin.

We evaluate segment performance based on net sales and operating income of each segment. Operating income for the Standard Semiconductor Products segment increased 18% in fiscal year 2003, having benefited by a 4% increase in sales and higher gross margin. Standard Semiconductor Products segment operating income in fiscal year 2003 was negatively impacted by a one-time cost of $12.0 million for the settlement of a customer dispute. Gross margin and operating income for the Standard Semiconductor Products segment was negatively impact in fiscal year 2002 by a $13.4 million write-down of inventory and discontinuation of certain products within the Standard Semiconductor Products segment.

Operating income for the Rectifier, Assembly and Other Products segment declined by 50% in fiscal year 2003. The Rectifier, Assembly and Other Products operating income decline reflected poor efficiencies associated with a lower sales level.

Operating income for the Standard Semiconductor Products segment was weak in fiscal year 2002. Operating income for the Standard Semiconductor Products in fiscal year 2002 was hurt by a large decline in sales and lower gross and operating margins. Operating income for the Rectifier, Assembly and Other Products segment declined in fiscal year 2002, reflecting poor efficiencies associated with a lower sales level.

Interest and Other Income, Net. Net interest and other income of $15.2 million was realized in fiscal year 2003, up from $9.1 million in fiscal year 2002. Other income and expenses includes interest income from investments, interest expense associated with our outstanding convertible subordinated notes, and gain on the extinguishment of debt. The increase in interest and other income in fiscal year 2003 was mostly due to $12.7 million of gain on the extinguishment of debt. The interest income portion of Interest and Other Income for fiscal year 2003 was down due to lower rates of return on our investments as compared to the prior year. Interest and other income in fiscal year 2002 included $2.3 million of gain on the extinguishment of debt.

Provision for Taxes. Provision for income taxes was $11.9 million for the fiscal year ended January 26, 2003, compared to $10.1 million in the fiscal year ended January 27, 2002. The effective tax rate for fiscal year 2003 and fiscal year 2002 were 26% and 28%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions.

Fiscal Year 2002 Compared With Fiscal Year 2001

Net Sales. Net sales for fiscal year 2002 were $191.2 million, a decline of 26% compared to $256.7 million for fiscal year 2001. Overall semiconductor industry conditions were very weak during fiscal year 2002, as were the end-markets that we serve. The weakest end-markets for fiscal year 2002 were the industrial market and the wireline portion of the communications market.

Standard Semiconductor Products represented about 92% of net sales in fiscal year 2002, while Rectifier, Assembly and Other Products’ sales made up the balance. Sales of our Standard Semiconductor Products segment shrank 24% in fiscal year 2002. Rectifier, Assembly and Other Products’ sales declined 36% in fiscal year 2002. The decline in sales in the Standard Semiconductor Products segment was due to both weak industry conditions and weak demand from customers. Only the power management product line within the Standard Semiconductor Products segment grew in the year, while all other product lines in the segment declined. The power management product line benefited from strength in computer and wireless applications. The largest absolute dollar declines in net sales within the segment were in our protection and test and measurement product lines. The protection product line was hurt by weakness in the wireline segment of the communications market and price declines in portable applications. Test and measurement product line sales were impacted by a severe downturn in the ATE portion of the industrial market.

Sales of our Rectifier, Assembly and Other Products segment declined due to weak industry conditions, a strategic focus on proprietary products and a strategic de-emphasis of custom and foundry services. We plan to eventually exit the custom and foundry product offerings.

In fiscal year 2001, favorable market conditions benefited our two reportable segments. The Standard Semiconductor Products segment was most benefited by a large increase in sales of our test and measurement and protection product lines. On an absolute dollar basis, these two product lines had the largest impact on our increase in net sales. Sales of these two product lines were benefited by strength in the communications end-market and the test equipment area of the industrial end-market. Our power management product line (also part of our Standard Semiconductor Products segment) sales’ grew only slightly in fiscal year 2001 due in part to weak demand from computer related customers.

Gross Profit. Gross profit for fiscal year 2002 was $93.3 million, compared to $144.9 million for the prior year. This decrease was due to lower sales levels in both of our reportable segments and one-time cost of $14.0 million for the write-down of inventory and discontinuation of certain products during the second quarter. Our gross margin was 49% for fiscal year ended January 27, 2002, compared to a gross margin of 56% for fiscal year ended January 28, 2001.

The write-down of inventory and discontinuation of certain products during the second quarter was the result of a critical review we conducted during that quarter. A severe industry downturn and a related drop in demand from end customers made certain inventories excess and obsolete, and certain product lines non-strategic. Of the $14.0 million write-down of inventory and discontinuation of certain products, $13.4 million was associated with the Standard Semiconductor Products segment and $550,000 with the Rectifier, Assembly and Other Products segment. In the fourth quarter of fiscal year 2002, we recorded a one-time gain of $68,000 on the sale of inventory of the Standard Semiconductor Products segment that had been reserved during the second quarter.

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

We evaluate segment performance based on net sales and operating income of each segment. Operating income for the Standard Semiconductor Products segment declined 64% in fiscal year 2002. Operating income in the Standard Semiconductor Products segment was benefited by an increase in power management product line sales and was most hurt by large declines in our protection, and test and measurement product lines. In fiscal year 2001, the test and measurement product line had operating margins above our consolidated average.

Operating income for the Rectifier, Assembly and Other Products segment declined by 21% in fiscal year 2002. Rectifier, Assembly and Other Products operating income decline reflected poor efficiencies associated with a lower sales level.

Operating income for the Standard Semiconductor Products segment in fiscal year 2001 was benefited by a significant increase in our protection and test and measurement product line sales, which had above corporate average operating margins. Operating income for the Rectifier, Assembly and Other Products segment increased in fiscal year 2001 due to a shift in manufacturing to our lower-cost facility in Mexico and reduced overhead.

Interest and Other Income. Net interest and other income of $9.1 million was realized in fiscal year 2002. For fiscal year 2001, interest and other income was $9.3 million. Other income and expenses includes interest income from investments, interest expense associated with our outstanding convertible subordinated notes, and gain on the extinguishment of debt. The decline in interest and other income in fiscal year 2002 was mostly due to lower rates of return on our investments as compared to the prior year, partially offset by $2.3 million of gain on the extinguishment of debt.

Provision for Taxes. Provision for income taxes was $10.1 million for the fiscal year ended January 27, 2002, compared to $25.8 million in the fiscal year ended January 28, 2001. The effective tax rate for fiscal years 2002 and 2001 were 28% and 30%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions.

Selected Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited consolidated statements of income data for each of the eight quarterly periods ended January 26, 2003, as well as that data expressed as a percentage of our net sales for the quarters presented. You should read this information in conjunction with our consolidated financial statements and related notes appearing in this Form 10-K. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, and, in the opinion of our management, it reflects all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

	Quarter Ended
	Apr. 29, 2001	July 29, 2001	Oct. 28, 2001	Jan. 27, 2002	Apr. 28, 2002	July 28, 2002	Oct. 27, 2002	Jan. 26, 2003
Net Sales	$60,528	$40,532	$43,745	$46,405	$49,188	$52,071	$47,168	$44,531
Cost of Sales	25,442	32,537	19,616	20,325	21,108	21,739	20,736	19,514

Gross Profit	35,086	7,995	24,129	26,080	28,080	30,332	26,432	25,017
Operating costs and expenses:
Selling, general & engineering	9,922	8,008	7,982	7,886	8,412	8,816	8,790	8,408
Product development & engineering	8,048	7,319	7,150	7,227	7,524	8,273	7,912	7,627
One-time charges	951	1,776	—	—	—	—	1,202	12,000

Total operating costs and expense	18,921	17,103	15,132	15,113	15,936	17,089	17,904	28,035

Operating income (loss)	16,165	(9,108)	8,997	10,967	12,144	13,243	8,528	(3,018)
Interest and other income, net	2,451	1,799	3,670	1,175	1,179	1,540	10,649	1,819
Income (loss) before taxes	18,616	(7,309)	12,667	12,142	13,323	14,783	19,177	(1,199)
Provisions (benefit) for taxes	5,398	(2,232)	3,547	3,400	3,331	3,696	6,137	(1,261)

Net income (loss)	$13,218	$(5,077)	$9,120	$8,742	$9,992	$11,087	$13,040	$62

Earnings (loss) per share:
Basic	$0.19	$(0.07)	$0.13	$0.12	$0.14	$0.15	$0.18	$0.00

Diluted	$0.17	$(0.07)	$0.12	$0.11	$0.13	$0.14	$0.17	$0.00

Weighted average number of shares:
Basic	68,467	69,446	70,605	71,425	72,681	73,348	73,389	73,056
Diluted	77,120	69,446	78,338	78,792	78,997	78,627	76,721	76,243

	Quarter Ended
	April 29, 2001	July 29, 2001	Oct. 28, 2001	Jan. 27, 2002	April 28, 2002	July 28, 2002	Oct. 27, 2002	Jan. 26, 2003
As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.0	80.3	44.8	43.8	42.9	41.8	44.0	43.8

Gross profit	58.0	19.7	55.2	56.2	57.1	58.3	56.0	56.2
Operating costs and expenses:
Selling, general and administrative	16.4	19.8	18.2	17.0	17.1	16.9	18.6	18.9
Product development & engineering	13.3	18.1	16.3	15.6	15.3	15.9	16.8	17.1
One-time charges	1.6	4.4	—	—	—	—	2.5	26.9

Total operating costs & expenses	31.3	42.2	34.6	32.6	32.4	32.8	38.0	63.0
Operating income (loss)	26.7	(22.5)	20.6	23.6	24.7	25.4	18.1	(6.8)
Interest and other income, net	4.0	4.4	8.4	2.5	2.4	3.0	22.6	4.1

Income (loss) before taxes	30.2	(18.0)	29.0	26.2	27.1	28.4	40.7	(2.7)
Provision (benefit) for taxes	8.9	(5.5)	8.1	7.3	6.8	7.1	13.0	(2.8)

Net income	21.8%	(12.5)%	20.8%	18.8%	20.3%	21.3%	27.6%	0.1%

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets and liabilities.

On February 14, 2000, we completed a private offering of $400.0 million principal amount of convertible subordinated notes that bear interest at the rate of 4½% per annum and are convertible into our common stock at a conversion price of $42.23 per share. The notes are due in 2007 and callable beginning in February of 2003. Pursuant to a registration rights agreement, we were obligated to register the resale of the notes on behalf of the holders and to maintain the effectiveness of the registration until the holders could otherwise resell the notes under exemptions from registration. Our obligation to keep the registration statement effective has terminated, and on August 30, 2002, we filed a post-effective amendment to de-register the notes and conversion shares that had not been sold under the prospectus contained in the registration statement. The post-effective amendment was effective on September 5, 2002. We have used the net proceeds of the notes offering, in part, for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, we may use a portion of the net proceeds from the notes offering to acquire or invest in complementary businesses, technologies, services or products.

As of January 26, 2003, we had working capital of $420.9 million, compared with $403.0 million as of January 27, 2002. The ratio of current assets to current liabilities as of January 26, 2003 was 12.2 to 1, compared to 15.8 to 1 as of January 27, 2002. The increase in working capital as of January 26, 2003 was mostly the result of an increase in cash and cash equivalents, partially offset by an increase in accrued liabilities and other items.

Cash provided by operating activities was $62.6 million for fiscal year 2003, compared to $64.7 million for fiscal year 2002. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $9.6 million and $10.3 million in fiscal years 2003 and 2002, respectively.

Net operating cash flows in fiscal year 2003 were positively impacted by net income of $34.2 million and by a decrease in inventories and receivables, increases in accrued liabilities, tax benefit from stock option exercises, income taxes payable, loss on the disposition of property, plant and equipment and other assets. These were partially offset by increases in gains on repurchase of long-term debt, accounts payable, deferred revenue and other liabilities.

Investing activities provided $132.9 million in fiscal year 2003 compared to a use of $305.7 million in the prior year. Investing activities for both periods consist of changes in temporary investments and long-term investments, and cash used for capital expenditures. Investing activities for fiscal year 2002 included proceeds of $731,000 from the sale of assets.

Our financing activities used $105.0 million during fiscal year 2003 and $36.2 million in the prior year period. Financing activities in fiscal year 2003 reflect the proceeds from stock option exercises, which were more than offset by cash used to repurchase long-term debt and common stock. Financing activities for fiscal year 2002 reflect the proceeds from stock options exercises and the reissuance of treasury stock, more than offset by cash used to repurchase long-term debt and common stock.

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

Off Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Contractual Obligations

As of January 26, 2003, we have approximately $7.8 million in operating lease commitments that extend over an eight-year period. The portion of these operating lease payments due during fiscal year fiscal 2004 is approximately $1.6 million. Presented below is a comprehensive summary of contractual obligations.

	Payments due by period
(in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$241,570	$—	$—	$241,570	$—
Operating leases	7,803	1,599	2,118	1,555	2,531
Purchase obligations	16,000	10,000	6,000	—	—

Total contractual cash obligations	$265,373	$11,599	$8,118	$243,125	$2,531

We have a contract (“Purchase obligations” in table above) with one of our third-party wafer foundries in which we guarantee that wafer foundry a certain minimum level of quarterly business. Under the contract, which runs from April of 2003 until June of 2004, we have agreed to buy approximately $3.0 million of fabricated silicon wafers on a calendar quarter basis from this foundry. If we do not meet this minimum obligation on a quarterly basis, we are obligated to pay the difference. We can earn back any shortfall in a given quarter by purchasing more wafers in a subsequent quarter.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” that revises the accounting and reporting provision of Accounting Principles Board (APB) Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to Statement No. 121. We adopted these standards effective with the fiscal year that began on January 28, 2002. The adoption of these standards has not had a material impact on our results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. We have applied this statement to fiscal year 2003, and as a result the gains on the extinguishment of debt was not classified as an extraordinary item.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement and included the prominent disclosure. Since we continued to use the intrinsic value method, the adoption did not have a material impact on our financial position, results of operations or cash flows.

Internet Access to Semtech Financial Documents

We maintain a website at www.semtech.com. We make available free of charge, either by direct access or a link to the SEC website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

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

Substantially all of our foreign sales are denominated in United States dollars. Currency exchange fluctuations in countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

Interest Rate Risk

As of January 26, 2003, we had $241.6 million in long-term debt outstanding at a fixed interest rate of 4½% per annum. We do not currently hedge any potential interest rate exposure. Interest rates affect our return on excess cash and investments. A significant decline in interest rates would reduce the amount of interest income generated from our excess cash and investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE YEARS ENDED JANUARY 26, 2003

(In thousands, except earnings per share data)

	2003	2002	2001
NET SALES	$192,958	$191,210	$256,685
Cost of Sales	83,097	97,920	111,819

Gross Profit	109,861	93,290	144,866

Operating costs and expenses:
Selling, general and administrative	34,426	33,798	36,164
Product development and engineering	31,336	29,744	32,008
One-time charges	13,202	2,727	—

Operating costs and expenses	78,964	66,269	68,172

Operating Income	30,897	27,021	76,694
Interest expense	(15,125)	(18,917)	(18,718)
Interest and other income, net	30,312	28,012	28,052

Income before provision for taxes	46,084	36,116	86,028
Provision for taxes	11,903	10,113	25,808

NET INCOME	$34,181	$26,003	$60,220

Earnings per share –
Basic	$0.47	$0.37	$0.91
Diluted	$0.44	$0.33	$0.79
Weighted average number of shares –
Basic	73,013	69,983	66,247
Diluted	77,789	77,747	76,527

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 26, 2003 AND JANUARY 27, 2002

(In thousands, except share data)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$137,041	$46,300
Temporary investments	273,382	324,870
Receivables, less allowances of $619 in 2003 and $973 in 2002	17,676	19,181
Inventories	16,351	22,728
Income taxes refundable	—	2,019
Deferred income taxes	11,731	11,786
Other current assets	2,267	3,372

Total current assets	458,448	430,256
Property, plant and equipment, net	51,547	51,516
Investments with maturities in excess of 1 year	78,624	172,332
Deferred income taxes	27,143	27,659
Other assets	4,784	8,638

TOTAL ASSETS	$620,546	$690,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,725	$7,341
Accrued liabilities	26,596	16,845
Deferred revenue	1,583	1,936
Income taxes payable	3,593	1,099
Other current liabilities	39	65

Total current liabilities	37,536	27,286
Convertible subordinated debentures	241,570	364,320
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 authorized 74,006,614 issued and 73,165,414 outstanding in 2003 and 72,148,573 issued and outstanding in 2002	740	722
Treasury stock, 841,200 at cost in 2003	(9,072)	—
Additional paid-in capital	182,524	162,856
Retained earnings	165,640	131,459
Accumulated other comprehensive income	1,608	3,758

Total stockholders’ equity	341,440	298,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$620,546	$690,401

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

THREE YEARS ENDED JANUARY 26, 2003

(In thousands, except share amounts)

	Common Stock			Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Number of Shares (#)	Amount	Additional Paid-in Capital
Balance at January 30, 2000	64,096,504	$641	$53,564	$71,498	$—	$(221)	$125,482

Comprehensive income:
Net income	—	—	—	60,220	—	—	60,220
Translation adjustment	—	—	—	—	—	(107)	(107)

Comprehensive income	—	—	—	—	—	—	60,113
Treasury stock repurchase	(42,500)	—	—	—	(1,018)		(1,018)
Exercise of stock options	4,062,378	41	16,946	—	—	—	16,987
Tax benefit from exercised stock options	—	—	40,793	—	—	—	40,793

Balance at January 28, 2001	68,116,382	$682	$111,303	$131,718	$(1,018)	$(328)	$242,357

Comprehensive income:
Net income	—	—	—	26,003	—	—	26,003
Change in unrealized gains on investments, net of taxes	—	—	—	—	—	3,782	3,782
Translation adjustment	—	—	—	—	—	304	304

Comprehensive income	—	—	—	—	—	—	30,089
Treasury stock repurchase	(1,187,500)	—	—	—	(32,226)	—	(32,226)
Treasury stock reissued	1,230,000	—	—	(26,262)	33,244	—	6,982
Exercise of stock options	3,989,691	40	21,575	—	—	—	21,615
Tax benefit from exercised stock options	—	—	29,978	—	—	—	29,978

Balance at January 27, 2002	72,148,573	$722	$162,856	$131,459	$—	$3,758	$298,795

Comprehensive income:
Net income	—	—	—	34,181	—	—	34,181
Change in unrealized gains on investments, net of taxes	—	—	—	—	—	(2,388)	(2,388)
Translation adjustment	—	—	—	—	—	238	238

Comprehensive income	—	—	—	—	—	—	32,031
Treasury stock repurchase	(841,200)	—	—	—	(9,072)	—	(9,072)
Exercise of stock options	1,858,041	18	11,660	—	—	—	11,678
Tax benefit from exercised stock options	—	—	8,008	—	—	—	8,008

Balance at January 26, 2003	73,165,414	$740	$182,524	$165,640	$(9,072)	$1,608	$341,440

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE YEARS ENDED JANUARY 26, 2003

(In thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$34,181	$26,003	$60,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,581	10,327	8,837
Deferred income taxes	571	(18,516)	(13,776)
Loss (gain) on disposition of property, plant and equipment	557	(302)	—
Gain on extinguishment of debt	(12,718)	(2,283)	—
Provision for doubtful accounts	29	160	760
Tax benefit from stock option exercises	8,008	29,978	40,793
Changes in assets and liabilities, net of effect of acquisition:
Receivables	1,476	18,594	(13,472)
Inventories	6,377	9,742	(5,014)
Income taxes refundable	2,019	(2,019)	—
Other assets	2,298	681	(3,407)
Accounts payable	(1,616)	(5,593)	2,211
Accrued liabilities	9,751	(2,080)	10,056
Deferred revenue	(353)	(113)	(506)
Income taxes payable	2,494	343	(633)
Other liabilities	(26)	(202)	(65)

Net cash provided by operating activities	62,629	64,720	86,004
Cash flows from investing activities:
Temporary investments, net	49,700	(173,370)	(130,516)
Investments, maturing in excess of 1 year, net	93,108	(112,253)	(59,215)
Proceeds from sale of property, plant and equipment	—	731	—
Purchases of property, plant and equipment	(9,914)	(20,812)	(22,667)

Net cash provided by (used in) investing activities	132,894	(305,704)	(212,398)
Cash flows from financing activities:
Issuance of long-term debt, net of fees	—	—	388,489
Exercise of stock options	11,678	21,615	16,987
Repurchase of treasury stock	(9,072)	(32,226)	(1,018)
Reissuance of treasury stock	—	6,982	—
Repurchase of subordinated debentures	(107,626)	(32,573)	—

Net cash provided by (used in) financing activities	(105,020)	(36,202)	404,458
Effect of exchange rate changes on cash and cash equivalents	238	304	(107)

Net increase (decrease) in cash and cash equivalents	90,741	(276,882)	277,957
Cash and cash equivalents at beginning of year	46,300	323,182	45,225

Cash and cash equivalents at end of year	$137,041	$46,300	$323,182

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Semtech Corporation and its wholly owned subsidiaries (Semtech International, Semtech Corpus Christi, Semtech Limited, Semtech Santa Clara, Semtech San Diego and Semtech New York, together, the Company) is a leading supplier of analog and mixed-signal semiconductors. The Company designs, manufacturers and markets a wide range of products for commercial applications, the majority of which are sold into the communications, industrial and computer markets. The end customers for the Company’s products are primarily original equipment manufacturers, or OEMs, that produce and sell electronics. The Company’s primary facilities are in Camarillo, Santa Clara and San Diego, California; Corpus Christi, Texas; St. Gallen, Switzerland; Reynosa, Mexico; and Glasgow and Southampton, United Kingdom.

Fiscal Year

The Company reports results on the basis of fifty-two and fifty-three week periods. The fiscal years ended January 26, 2003, January 27, 2002 and January 28, 2001 each consisted of fifty-two weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Semtech Corporation and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated using currency exchange rates at fiscal year end. Income statement items are translated at average exchange rates prevailing during the period. The translation gains or losses are included in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. Transaction gains and losses are included in the determination of net income and have been insignificant.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. The Company has small amounts of restricted cash that is pledged or subject to withdrawal restrictions; these amounts are not material to cash and cash equivalents balances. The Company accounts for its investments, which are all available for sale securities, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Securities.” Investments consist of government and corporate obligations.

Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives: buildings for thirty years; leasehold improvements for the lesser of estimated useful life or lease term; machinery and equipment for two to six years; and furniture and office equipment for three to six years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

Software Development Costs

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Software development costs incurred prior to achieving technological feasibility as well as certain licensing costs are charged to product development and engineering expense as incurred.

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life, or a ratio of current revenues to total anticipated revenues, generally three years. Fully amortized software costs are removed from the financial records. As of January 26, 2003 and January 27, 2002, $246,000 and $501,000, respectively, of capitalized software costs are included in “Other assets” in the accompanying consolidated balance sheets. Amortization expense of capitalized software costs totaled $255,000, $550,000 and $426,000 in fiscal years 2003, 2002 and 2001, respectively, and are included in “Cost of Sales” in the accompanying consolidated statements of income.

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

As of January 26, 2003 and January 27, 2002, approximately $38.2 million and $25.1 million, respectively, of unremitted income related to the Company’s wholly-owned European subsidiaries are not subject to U.S. Federal and state income taxes except when such income is paid to the parent company. U.S. Federal and state income taxes have not been provided on this income as it is management’s intention that these amounts will not be distributed in a taxable transaction.

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

Product Development and Engineering

Product development and engineering costs are charged to expense as incurred.

Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in fiscal years 2003, 2002 and 2001 were 73,013,000, 69,983,000 and 66,247,000, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of its outstanding stock options (“common stock equivalents”), or 77,789,000, 77,747,000 and 76,527,000 in fiscal years 2003, 2002 and 2001, respectively.

Options to purchase approximately 3,092,990, 215,000, and 84,000 shares were not included in the computation of fiscal years 2003, 2002, and 2001 diluted net income per share because such options were considered anti-dilutive. Shares associated with the Company’s outstanding convertible subordinated debentures are not included in the computation of net income per share as they are anti-dilutive.

Stock-Based Compensation

The Company accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for each of the three years ended January 26, 2003 would have been reduced to the following pro forma amounts.

	2003	2002	2001
	(in thousands, except per share amounts)
Net income as reported	$34,181	$26,003	$60,220
Additional pro forma compensation expense	34,370	33,529	31,737
Tax benefit of pro forma compensation expense	(8,867)	(9,388)	(9,520)

Pro forma net income	$8,678	$1,862	$38,003

Pro forma earnings per share – basic	$0.12	$0.03	$0.57
Pro forma earnings per share – diluted	$0.11	$0.02	$0.50

The pro forma effect on net income for fiscal years 2003, 2002, and 2001, may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. The following assumptions were applied: (i) expected dividend yields of 0% for all periods, (ii) expected volatility rates of 88% for 2003, 86% for 2002 and 82% for 2001, (iii) expected lives of 4 to 6 years for all years, and (iv) risk-free interest rates ranging from 2.68% to 7.01% for all years.

Stock Distribution

On September 26, 2000, the Company effected a two-for-one stock split in the form of a 100% stock dividend which was payable to shareholders of record as of September 5, 2000. All shares, per share data, common stock, and stock option amounts herein have been restated to reflect the effect of this split.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximate their fair market value due to the short-term nature of those instruments. The fair value of long-term debt obligations is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying value of these obligations approximate their fair values.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” that revises the accounting and reporting provision of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The Company adopted these standards effective with the fiscal year beginning January 28, 2002. The adoption of these standards did not have a material impact on fiscal year 2003 results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. The Company has applied this statement as of fiscal year 2003, and as a result the gain on the extinguishment of debt was not classified as an extraordinary item.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this statement and included the prominent disclosure. Since the Company continued to use the intrinsic value method, the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

2. Stock and Convertible Subordinated Debt Repurchase Programs

On January 4, 2001, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. In fiscal year 2002, the Company indicated that its Board had authorized an additional $50.0 million in buybacks, increasing the total amount authorized under the buyback program to $100.0 million. In fiscal year 2003, the Company indicated that its Board had authorized an additional $100.0 million in buybacks, increasing the total amount authorized under the buyback program to $200.0 million. As of January 26, 2003, the Company had repurchased 2,071,200 shares of its common stock at a cost of $42.3 million under this program. Of these repurchased shares of common stock, all but 841,200 shares have been reissued as a result of stock options exercises. As of January 26, 2003, the Company had repurchased 158,430 convertible subordinated debentures (face value of $1,000 each) for $140.2 million in cash in open market transactions. The Company recognized a pre-tax net gain on the repurchase of these convertible subordinated notes of $12.7 million in fiscal year 2003 and $2.3 million in fiscal year 2002. Reported gains on the repurchase of convertible subordinated notes are net of prepaid issuance costs. The Company has retired these repurchased debentures.

3. One-Time Charges

Operating income for fiscal year 2003 includes one-time charges of $13.2 million. A one-time charge of $12.0 million associated with the Standard Semiconductor Products segment was recorded in the fourth quarter of fiscal year 2003 to settle a customer dispute. Under the terms of the settlement, the Company agreed to pay the customer $12.0 million in cash in two equal annual installments, plus rebates on the future purchase of certain products. The $12.0 million expense for the cash portion of the settlement was reflected in the Company’s income statement as a one-time charge under “Operating costs and expenses” in the fourth quarter of fiscal year 2003. (See Note 16. “Subsequent Event” for additional information).

In the third quarter of fiscal year 2003, the Company recorded a one-time charge of $1.2 million, which included $852,000 of cost for an expected loss on the future sub-lease of the Company’s New York office and $350,000 of cost for asset impairment at the Corpus Christi, Texas wafer fabrication facility.

Operating income for fiscal year 2002 includes one-time charges of: $14.0 million for the write-down of inventory and discontinuation of certain products; approximately $2.0 million associated with headcount reductions; and $765,000 associated with a pending Superfund settlement.

The write-down of inventory and discontinuation of certain products in fiscal year 2002 was the result of a critical review conducted during the second quarter. A severe industry downturn and a related drop in demand from end customers made certain inventories excess and obsolete, and certain product lines non-strategic. Of the $14.0 million write-down of inventory and discontinuation of certain products, $13.4 million was associated with the Standard Products segment, $550,000 with the Rectifier, Assembly and Other Products segment.

Headcount reductions in fiscal year 2002 were associated with the sale of our Santa Clara, California wafer fabrication facility and general reductions in response to lower sales levels.

4. Disposition of Assets

On April 23, 2001, the Company sold its Santa Clara, California wafer fab facility to STI Foundry, Inc. In exchange for approximately $1.6 million of assets associated with the facility, the Company received $1.0 million in cash and approximately a $1.4 million receivable for either future inventory or cash. The Company expected to eventually recognize $855,000 of gain on the sale of the wafer fab as compensation was received from the buyer. As of January 26, 2003, only $551,000 of this expected gain has been realized and reported as a gain, with the remainder of the gain still unrecognized as the Company is uncertain of the ultimate collectibility of the receivable.

5. Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet.

In fiscal year 2002, the Company changed its investment classification from “hold to maturity” to “available for sale” because it expects to sell some securities prior to maturity. The Company included $1.4 million and $3.8 million of unrealized gain, net of tax, in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal year 2003 and fiscal year 2002, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value:

	2003	2002
	(thousands)
Government Issues	$235,881	$112,321
Corporate issues	116,125	384,881

Total investments	$352,006	$497,202

For fiscal year 2003, investments generated interest income of $18.1 million and in fiscal year 2002, investments generated interest income of $25.5 million. In fiscal year 2003, investments generated interest income of $6.2 million from government issues and $11.9 million from corporate issues. As of January 26, 2003, all of the Company’s investments mature on various dates through fiscal year 2005.

6. Inventories

Inventories consisted of the following:

	2003	2002
	(thousands)
Raw materials	$536	$854
Work in process	9,449	14,648
Finished goods	6,366	7,226

Total inventories	$16,351	$22,728

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	2003	2002
	(thousands)
Property	$14,213	$13,477
Buildings	17,429	1,097
Leasehold improvements	1,855	1,969
Machinery and equipment	39,275	36,522
Furniture and office equipment	12,614	12,211
Construction in progress	564	16,245

Property, plant and equipment, gross	85,950	81,521
Less accumulated depreciation and amortization	(34,403)	(30,005)

Property, plant and equipment, net	$51,547	$51,516

8. Convertible Subordinated Debentures

On February 14, 2000, the Company completed a private offering of $400.0 million principal amount of convertible subordinated notes that pay interest semiannually at a rate of 4½% and are convertible into common stock at a conversion price of $42.23 per share. The notes are due on February 1, 2007 and are callable by the Company on or after February 6, 2003. Pursuant to a registration rights agreement, the Company was obligated to register the resale of the notes on behalf of the holders and to maintain the effectiveness of the registration until the holders could otherwise resell the notes under exemptions from registration. The Company’s obligation to keep the registration statement effective has terminated, and on August 30, 2002, it filed a post-effective amendment to de-register the notes and conversion shares that had not been sold under the prospectus contained in the registration statement. The post-effective amendment became effective on September 5, 2002.

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

For fiscal year 2003 and fiscal year 2002, the Company incurred $15.1 million and $18.9 million, respectively, in interest expense associated with these convertible subordinated notes. As of January 26, 2003, $241.6 million of the convertible subordinated notes were still outstanding, reflecting the Company’s repurchase of 158,430 of its convertible subordinated notes (face value of $1,000 each) for $140.2 million in cash in open market transactions. The Company recognized a pre-tax net gain on the repurchase of these convertible subordinated notes of $12.7 million in fiscal year 2003 and $2.3 million in fiscal year 2002. Reported gains on the repurchase of convertible subordinated notes are net of prepaid issuance costs.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

(thousands)	2003	2002
Accrued interest	$5,417	$8,190
Payroll and related	4,798	3,190
Commissions	766	633
Due customer	12,000	—
Other	3,615	4,832

Accrued liabilities	$26,596	$16,845

10. Income Taxes

The provision for taxes consisted of the following:

	2003	2002	2001
	(thousands)
Current:
Federal	$8,948	$5,412	$23,772
State	357	3,446	706
Foreign	3,666	506	545

Subtotal	12,971	9,364	25,023
Deferred:
Federal	(1,685)	3,424	(1,833)
State	317	(2,274)	680
Foreign	300	(401)	1,938

Subtotal	(1,068)	749	785

Provision for taxes	$11,903	$10,113	$25,808

The change in the net deferred tax asset differs from the deferred tax provision to the extent of tax deductions obtained for non-qualified stock options in excess of the current tax liabilities, which has been offset by an entry to additional paid-in capital.

The components of the net deferred income tax assets at January 26, 2003 and January 27, 2002 are as follows:

Net current deferred income taxes:

	2003	2002
	(thousands)
Deferred tax assets:
Payroll and related	$1,091	$395
Deferred revenue	1,121	1,645
Inventory reserve	3,233	3,071
Bad debt reserve	158	300
NOL carryforward	6,011	6,251
Other deferred assets	118	124

Net current deferred income taxes	$11,732	$11,786

Net long-term deferred income taxes:

	2003	2002
	(thousands)
Deferred tax assets:
Inventory valuation	$(540)	$122
Research and development charges	2,864	3,309
Research credit carryforward	14,997	14,516
Manufacturing investment credit carryforward	627	535
AMT credit carryforward	383	383
NOL carryforward	35,387	17,343
Environmental	314	400
Dispute settlement charges	4,805	—
Other deferred assets	92	—

Total long-term deferred assets	58,929	36,608

Deferred tax liabilities:
Depreciation and amortization	(776)	(1,327)

Total long-term deferred liabilities	(776)	(1,327)

Subtotal	58,153	35,281
Valuation reserve	(31,010)	(7,622)

Net long-term deferred income taxes	$27,143	$27,659

Realization of the net deferred tax assets is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets is considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the reversal periods are revised. The change in valuation reserve reflected in the following reconciliation excludes valuation reserves that have been setup against deferred tax assets that were generated from stock option exercise activity.

As of January 26, 2003, the Company had net operating loss carryforwards available of approximately $115.0 million and $24.0 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring though 2023.

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	2003	2002	2001
	(thousands)
Federal income tax at statutory rate	$17,326	$13,015	$30,110
State income taxes, net of federal benefit	1,181	1,384	3,078
Foreign taxes at rates less than domestic rates	(9,792)	(2,944)	(4,412)
Tax credits generated	(1,630)	(5,639)	(6,756)
Changes in valuation reserve	3,885	3,241	4,381
Permanent differences	1,392	872	43
Other	(459)	184	(636)

Provision for taxes	$11,903	$10,113	$25,808

As of January 26, 2003, the Company had federal and state research credits available of approximately $9.4 million and $8.5 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring through 2023.

11. Commitments and Contingencies

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2015. The aggregate minimum annual lease payments under leases in effect on January 26, 2003 were as follows:

Fiscal Year Ending
(thousands)
2004	$1,599
2005	1,175
2006	943
2007	806
2008	749
Thereafter	2,531

Total minimum lease commitments	$7,803

Annual rent expense was $2.1 million, $1.4 million, and $1.7 million for fiscal years 2003, 2002, and 2001, respectively.

On March 28, 2003, the Company announced that it had resolved a customer dispute. Under the terms of the settlement, the Company agreed to pay the customer $12.0 million in cash in two equal annual installments, plus rebates on the future purchase of certain products by the customer over a two year period. The rebates, which can be up to 10%, are dependent upon the amount of eligible products the customer purchases. The Company is vigorously pursuing insurance coverage for the full value of the settlement, although it is too early to estimate the size of, if any, eventual insurance settlement or to give a tentative date for when an insurance settlement might be reached. (See Note 16. “Subsequent Event” for additional information).

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

12. Stockholders’ Equity

On June 8, 2000, stockholders approved an increase in the number of authorized shares of the Company’s common stock from 100,000,000 to 250,000,000.

The Company has various stock option plans that provide for granting options to purchase shares of the Company’s common stock to employees, directors and consultants of the Company. The plans provide for the granting of options which meet the Internal Revenue Code qualifications to be incentive stock options, as well as nonstatutory options. Under these plans, the option price must be at least equal to the fair market value of the Company’s common stock at the date of the grant for incentive stock options. Most incentive stock options expire within ten years from the date of grant. Generally, the options vest in equal annual increments over three to four years from the date of grant.

The plans provide for the issuance of 12,800,000 shares over the remaining life of the plans. The plans also provide for the further issuance of up to 8,000,000 additional shares, if authorized by the Board, which are reacquired in the open market or in a private transaction.

Stock option information with respect to the Company’s stock option plans is as follows (in thousands), except share exercise prices:

	2003		2002		2001
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding, beginning of year	14,643	$11.11	19,162	$8.54	20,440	$5.76
Granted	3,017	16.38	1,638	25.90	3,196	21.12
Cancelled	(882)	19.54	(937)	15.88	(412)	10.89
Exercised	(1,858)	6.28	(5,220)	5.49	(4,062)	4.18

Options outstanding, end of year	14,920	$12.28	14,643	$11.11	19,162	$8.54

Options exercisable at the end of year	9,574	$8.72	9,051	$6.78	9,720	$4.95
Weighted average fair value of options granted during year		$11.71		$20.83		$14.58

Information about stock options outstanding at January 26, 2003 is summarized as follows (share amounts in thousands):

Exercise Prices	Number Outstanding 1/26/03	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number Exercisable 1/26/03	Weighted Average Exercise Price
$ 0.31-$ 4.60	4,078	$2.86	4.5 Years	3,985	$2.86
$ 4.61-$ 9.20	3,026	$6.42	5.2 Years	2,898	$6.40
$ 9.21-$ 13.80	746	$12.72	9.0 Years	155	$12.34
$ 13.81-$ 18.40	3,661	$14.59	8.3 Years	1,192	$14.85
$ 18.41-$ 23.00	316	$19.90	6.0 Years	288	$19.88
$ 23.01-$ 27.60	2,335	$25.41	7.7 Years	895	$25.53
$ 27.61-$ 32.20	567	$29.64	8.4 Years	77	$30.93
$ 32.21-$ 36.80	126	$33.61	8.2 Years	41	$33.92
$ 36.81-$ 41.40	59	$38.30	5.5 Years	40	$38.28
$ 41.41-$ 46.00	6	$41.59	7.5 Years	3	$41.59

$ 0.31-$ 46.00	14,920	$12.28	6.5 Years	9,574	$8.72

13. Interest and Other Income, Net

Interest and other income, net, consisted of the following:

	2003	2002	2001
	(thousands)
Interest income	$18,140	$25,458	$28,158
Gain (loss) on sale assets	(207)	302	—
Gain on the repurchase of debt	12,719	2,284	—
Foreign currency transaction losses	(229)	(30)	(32)
Miscellaneous expense	(111)	(2)	(74)

Interest and other income, net	$30,312	$28,012	$28,052

14. Statements of Cash Flows

In connection with the sale of the Santa Clara wafer fab facility (see Note 4. “Disposition of Assets”), the Company has utilized $875,000 in discounts for the purchase of inventory from STI Foundry, Inc. during fiscal year 2002. Income taxes paid in fiscal years 2003, 2002, and 2001, were $1.7 million, $349,000 and $59,000, respectively. For those same periods, the Company paid interest in the amounts of $15.1 million, $18.0 million and $9.1 million, respectively.

15. Business Segments and Concentrations of Risk

As of January 26, 2003, the Company operates in two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. In previous years, the Company had a segment entitled Other Products, which in fiscal year 2003 and fiscal year 2002 were 0.5% and 2%, respectively, of net sales. The Other Product Category has been combined with the Rectifier and Assembly Products segment, and is now referred to as the Rectifier, Assembly and Other Products segment. The Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years.

The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes the power management, protection, test and measurement (formerly called high performance), advanced communications and human input device product lines. The Rectifier, Assembly and Other Products segment includes the Company’s line of assembly and rectifier devices, which are the remaining products from our original founding as a supplier into the military and aerospace market. It also includes other products made up of custom integrated circuit and foundry sales.

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

Net Sales	2003	2002	2001
	(in thousands)
Standard Semiconductor Products	$183,235	$175,881	$232,550
Rectifier, Assembly and Other Products	9,723	15,329	24,135

Total Net Sales	$192,958	$191,210	$256,685

Operating Income	2003	2002	2001
	(in thousands)
Standard Semiconductor Products	$29,927	$25,439	$71,208
Rectifier, Assembly and Other Products	2,172	4,310	5,486
One-time charges	(1,202)	(2,728)	—

Total Operating Income	$30,897	$27,021	$76,694

One-time charges of $13.2 million were recorded in fiscal year 2003. One-time cost of $12.0 million for the settlement of a customer dispute was associated with the Standard Semiconductor Product segment. One-time costs of $1.2 million in fiscal year 2003 that are not assigned to a reportable segment included $852,000 of cost for an expected loss on the future sub-lease of the Company’s New York office and $350,000 of cost for asset impairment at the Corpus Christi, Texas wafer fabrication facility.

Of the $14.0 million write-down of inventory and discontinuation of certain products that occurred in fiscal year 2002, $13.4 million was associated with the Standard Products segment, $550,000 with the Rectifier, Assembly and Other Products segment.

The one-time charges of $2.7 million in fiscal year 2002 not assigned to a reportable segment included one-time costs of $2.0 million associated with headcount reductions and one-time costs of $765,000 associated with a pending Superfund settlement.

No end-customer accounted for 10% or more of net sales in fiscal year 2003. In fiscal year 2002, Agilent Technologies, one of the Company’s ATE end-customers, and its subcontractors, accounted for approximately 13% of net sales. For fiscal year 2003 and fiscal year 2002, one of the Company’s Asian distributors accounted for approximately 14% and 12%, respectively, of net sales.

As of the end of fiscal years 2003 and 2002, one of the Company’s Asian distributors accounted for approximately 11% and 17%, respectively, of net accounts receivable. Receivables from customers are not secured by any type of collateral.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Net Sales	2003	2002	2001
	(in thousands)
Domestic	$62,901	$73,025	$107,906
Asia-Pacific	117,220	100,426	116,133
European	12,837	17,759	32,646

Total Net Sales	$192,958	$191,210	$256,685

Long-lived assets located outside the United States as of the end of fiscal years 2003, 2002 and 2001 were approximately $9.3 million, $7.2 million and $1.2 million, respectively.

The Company relies on a limited number of outside subcontractors and suppliers for silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors could delay shipments and could have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Malaysia and the Philippines, and the largest source of silicon wafers come from an outside foundry located in China.

16. Subsequent Event

The Company issued a press release on August 27, 2002, stating that it was in discussions with a customer to resolve a dispute over whether a Semtech integrated circuit (IC) caused failures in some units of two models of the customer’s products. The customer, without providing documentation of its technical or financial contentions, indicated it suffered damages in the range of $42.0 million and projected that they may exceed $115.0 million. The customer purchased approximately $550,000 of the IC at issue.

On March 28, 2003, the Company announced that it had resolved the customer dispute. Under the terms of the confidential settlement, the Company agreed to pay the customer $12.0 million in cash in two equal annual installments, plus rebates on future purchase of certain products over a two year period. The rebates, which can be up to 10%, are dependent upon the amount of eligible Semtech products the customer purchases. The Company is vigorously pursuing insurance coverage for the full value of the settlement, although it is too early to estimate the size of any eventual insurance settlement or to give a tentative date for when an insurance settlement might be reached.

In accordance with accounting principles generally accepted in the United States, the expense for the cash portion of the settlement was reflected in the Company’s income statement as a one-time cost under “Operating costs and expenses” in the fourth quarter of fiscal year 2003, resulting in a net-of-tax charge of $8.0 million or $0.10 per diluted share for that period. Rebates will be recorded as they are made and are not expected to have a material impact on future results. Any insurance settlement will be reported in the financial statements for the period in which the recovery occurs.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Semtech Corporation

We have audited the accompanying consolidated balance sheet of Semtech Corporation (a Delaware corporation) and subsidiaries as of January 26, 2003 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended January 26, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and financial statement schedule of Semtech Corporation, for the fiscal years ended January 27, 2002 and January 28, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated April 2, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation and subsidiaries as of January 26, 2003 and the consolidated results of their operations and their cash flows for the year ended January 26, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related fiscal year 2003 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Los Angeles, California

March 28, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Semtech Corporation filing on Form 10-K for the year ended January 27, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.3 for further discussion. The balance sheet as of January 28, 2001, referred to in this report has not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Semtech Corporation:

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware corporation) and subsidiaries as of January 27, 2002 and January 28, 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 27, 2002. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Los Angeles, California

April 2, 2002

SCHEDULE II

SEMTECH CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED JANUARY 26, 2003

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended January 28, 2001
Allowance for doubtful Accounts	$750,000	$760,000	$(410,000)	$1,100,000

Year Ended January 27, 2002
Allowance for doubtful Accounts	$1,100,000	$160,000	$(287,000)	$973,000

Year Ended January 26, 2003
Allowance for doubtful Accounts	$973,000	$29,000	$(383,000)	$619,000

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 18, 2002, the Company dismissed Arthur Andersen LLP (“Arthur Andersen”) and engaged Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year 2003. These decisions were authorized and directed by the Company’s Board of Directors upon recommendation of its Audit Committee.

Arthur Andersen’s reports on the Company’s consolidated financial statements for each of the fiscal years ended January 27, 2002 and January 28, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended January 27, 2002 and January 28, 2001 and through June 18, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused it to make reference to the subject matter in connection with its reports; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended January 27, 2002 and January 28, 2001 and through June 18, 2002, the Company did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable event as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Company provided Arthur Andersen a copy of the foregoing disclosures, and Arthur Andersen provided a letter, dated June 24, 2002, stating that it has found no basis for disagreement with such statements. See Exhibit 16.1 hereto.

PART III

Items 10, 11, 12 and 13 are incorporated by reference from the Company’s Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 5, 2003.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report (the “Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the Company’s Exchange Act Filings.

Changes in Internal Controls

Subsequent to the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The financial statements and the Report of Ernst & Young LLP are included in Part II of this Form 10-K on the pages indicated.

Page
Index of Financial Statements:

Report of Ernst & Young LLP, Independent Auditors	49

Consolidated statements of income, three years ended January 26, 2003	31

Consolidated balance sheets, January 26, 2003 and January 27, 2002	32

Consolidated statements of stockholders’ equity and comprehensive income, three years ended January 26, 2003	33

Consolidated statements of cash flows, three years ended January 26, 2003	34

Notes to consolidated financial statements	35

Schedule II - Valuation and Qualifying Accounts	51

Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1(1)	- Restated Certificate of Incorporation of Semtech Corporation

3.2	- Bylaws of Semtech Corporation

4.1(2)	- Indenture between Semtech Corporation and State Street Bank and Trust Company of California, N.A.

4.2(2)	- Form of Debenture

4.3(2)

- Registration Rights Agreement by and among Semtech Corporation as issuer, and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC, as initial purchasers dated as of February 14, 2000.

10.1(3)

- Agreement of sublease executed on December 23, 1991, effective January 1, 1991, by the Company and the Corpus Christi Airport Development Corporation for a portion of the Company’s plant and facilities

10.2(4)	- The Company’s 1994 Long-term Stock Incentive Plan, as amended

10.3(5)	- The Company’s 1994 Non-Employee Directors Stock Option Plan, as amended

10.4(6)	- Form of Non-Statutory Stock Option Agreement

10.5(7)	- The Company’s Long-term Stock Incentive Plan, as amended

10.6(8)	- The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended

10.7(9)	- Option Award Agreement dated November 4, 2002 with respect to inducement options granted to Jason Carlson

10.8(9)	- Form of Option Agreement for Options Awarded to Non-Employee Directors on December 5, 2002

10.9(8)	- Executive Compensation Arrangement

10.10(10)	- Arrangement Regarding Form of Bonuses

10.11	- Arrangement with Jason Carlson

10.12(11)	- Stockholder Protection Agreement, dated June 25, 1998, between Semtech Corporation and Chasemellon Shareholder Services as rights agent

16.1(12)	- Letter regarding change in the Company’s Certifying Accountant

21.1	- Subsidiaries of the Company

23.1	- Consent of Ernst & Young LLP

23.2	- Notice regarding Consent of Arthur Andersen LLP

99.1	- Certifications pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(1)	Incorporated by reference to the Company’s Amendment to Annual Report on Form 10-K/A for the fiscal year ended January 28, 2001.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1992.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (333-44033) filed January 9, 1998.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (333-00599) filed January 31, 1996.
(6)	Incorporated by reference to the Company’s Registration Statement of Form S-8 (333-60396) filed May 8, 2001
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended

April 28, 2002.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended July 28, 2002.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2002
(11)	Incorporated by reference to the Registrants Current Report on Form 8-K filed July 16, 1998.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 25, 2002

(b) Reports on Form 8-K

(1)	The Company filed a Report on Form 8-K on November 4, 2002 in connection with a press release issued to announce the addition of Jason Carlson to serve in the newly created position of President and Chief Operating Officer.

(2)	The Company filed a Report on Form 8-K on November 26, 2002 in connection with a press release issued to announce third quarter fiscal year 2003 results and the Company’s outlook for the fourth quarter.

(3)	The Company filed a Report on Form 8-K on December 5, 2002 in connection with a press release issued to announce the addition of three new members to the Company’s Board of Directors.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2003	SEMTECH CORPORATION

	By:	/s/ JOHN D. POE
John D. Poe Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 22, 2003	/s/ JOHN D. POE
John D. Poe Chairman of the Board and Chief Executive Officer

Date: April 22, 2003	/s/ DAVID G. FRANZ JR.
David G. Franz Jr. Vice President, Finance and Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)

Date: April 22, 2003	/s/ ROCK N. HANKIN
Rock N. Hankin Vice Chairman of the Board

Date: April 22, 2003	/s/ GLEN M. ANTLE
Glen M. Antle Director

Date: April 22, 2003	/s/ JAMES P. BURRA
James P. Burra Director

Date: April 22, 2003	/s/ JAMES T. LINDSTROM
James T. Lindstrom Director

Date: April 22, 2003	/s/ JOHN L. PIOTROWSKI
John L. Piotrowski Director

Date: April 22, 2003	/s/ JAMES T. SCHRAITH
James T. Schraith Director

CERTIFICATION

I, John D. Poe, certify that:

1.	I have reviewed this annual report on Form 10-K of Semtech Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003

/s/ JOHN D. POE
John D. Poe Chief Executive Officer

CERTIFICATION

I, David Franz, certify that:

1.	I have reviewed this annual report on Form 10-K of Semtech Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 22, 2003

/s/ DAVID G. FRANZ
David G. Franz Chief Financial Officer