Form 10-Q
period 2003-04-27
SEMTECH CORP
filed 2003-06-11
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 27, 2003

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

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X   No

Indicate by check mark, whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   X   No

Number of shares of Common Stock, $0.01 par value per share, outstanding at June 1, 2003: 73,370,175

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of April 27, 2003, and the results of their operations for the three months then ended and their cash flows for the three months then ended.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 27, 2003	April 28, 2002
Net sales	$44,017	$49,188
Cost of sales	19,160	21,108

Gross profit	24,857	28,080

Operating costs and expenses:
Selling, general and administrative	8,946	8,412
Product development and engineering	7,825	7,524

Total operating costs and expenses	16,771	15,936

Operating income	8,086	12,144
Interest and other income, net	2,792	1,179

Income before provision for taxes	10,878	13,323
Provision for taxes	2,611	3,331

Net income	$8,267	$9,992

Earnings per share:
Basic	$0.11	$0.14
Diluted	$0.11	$0.13
Weighted average number of shares:
Basic	73,236	72,681
Diluted	76,522	78,997

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	April 27, 2003	January 26, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,800	$137,041
Temporary investments	225,769	273,382
Receivables, less allowances	21,117	17,676
Inventories	14,673	16,351
Income taxes refundable	6,011	—
Deferred income taxes	5,331	11,731
Other current assets	4,125	2,267

Total current assets	424,826	458,448
Property, plant and equipment, net	50,366	51,547
Investments, maturities in excess of 1 year	56,759	78,624
Deferred income taxes	25,593	27,143
Other assets	3,591	4,784

Total Assets	$561,135	$620,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,876	$5,725
Accrued liabilities	13,984	26,596
Income taxes payable	4,030	3,593
Deferred revenue	1,269	1,583
Other current liabilities	44	39

Total current liabilities	28,203	37,536
Long-term debt	182,070	241,570
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 73,815,727 issued and 73,086,427 outstanding on April 27, 2003 and 74,006,614 issued and 73,165,414 outstanding on January 26, 2003	740	740
Treasury stock, at cost, 650,761 shares as of April 27, 2003 and 841,200 shares as of January 26, 2003	(6,828)	(9,072)
Additional paid-in capital	182,524	182,524
Retained earnings	173,091	165,640
Accumulated other comprehensive income	1,335	1,608

Total Stockholders’ equity	350,862	341,440

Total Liabilities and Stockholders’ Equity	$561,135	$620,546

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	April 27, 2003	April 28, 2002
Cash flows from operating activities:
Net income	$8,267	$9,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,305	2,825
Deferred income taxes	7,950	812
Tax benefit of stock option exercises	—	1,997
Gain on repurchase of long-term debt	(2,805)	50
(Gain) Loss on disposition of property, plant and equipment	(109)	324
Provision for doubtful accounts	30	—
Changes in assets and liabilities:
Receivables	(3,471)	(6,394)
Inventories	1,678	1,874
Other assets	(1,316)	(592)
Accounts payable and accrued liabilities	(9,461)	(5,143)
Deferred revenue	(314)	(246)
Income taxes payable/refundable	(5,574)	2,161
Other liabilities	5	9

Net cash provided by (used in) operating activities	(2,815)	7,669
Cash flows from investing activities:
Temporary investments, net	47,329	(37,537)
Long-term investments, net	21,873	46,008
Additions to property, plant and equipment	(1,395)	(2,084)

Net cash provided by investing activities	67,807	6,387
Cash flows from financing activities:
Exercise of stock options	—	5,497
Cost of buyback of convertible subordinated notes	(55,664)	(9,981)
Reissuance of treasury stock	1,428	—

Net cash used in financing activities	(54,236)	(4,484)
Effect of exchange rate changes on cash and cash equivalents	3	(3)

Net increase (decrease) in cash and cash equivalents	10,759	9,569
Cash and cash equivalents at beginning of period	137,041	46,300

Cash and cash equivalents at end of period	$147,800	$55,869

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Stockholders’ Equity

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in the first quarters of fiscal years 2004 and 2003 were 73,236,000 and 72,681,000, respectively. For the first three months of fiscal years 2004 and 2003, the weighted average number of shares used to compute diluted earnings per share were 76,522,000 and 78,997,000, respectively.

Options to purchase approximately 4,886,000 and 76,000, respectively, were not included in the computation of first quarters of fiscal years 2004 and 2003 diluted net income per share because such options were considered anti-dilutive. Shares associated with the Company’s outstanding convertible subordinated notes are not included in the computation of earning per share as they are anti-dilutive.

Stock-Based Compensation

The Company accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.”

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the indicated period as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for the first quarters of fiscal year 2004 and 2003 would have been reduced to the following pro forma amounts.

	Three Months Ended
	(in thousands)
	April 27, 2003	April 28, 2002
Net income as reported	$8,267	$9,992
Additional pro forma compensation expense	7,219	8,592
Tax benefit of pro forma compensation expense	(1,805)	(2,217)

Pro forma net income	$2,853	$3,617

Pro forma earnings per share—basic	$0.04	$0.05
Pro forma earnings per share—diluted	$0.04	$0.05

The pro forma effect on net income for the first quarters of fiscal year 2004 and 2003, may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility.

2.  Business Segments and Concentrations of Risk

As of January 26, 2003, the Company operates in two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. In previous years, the Company had a segment entitled Other Products, which in fiscal year 2003 and fiscal year 2002 were 0.5% and 2%, respectively, of net sales. The Other Product Category has been combined with the Rectifier and Assembly Products segment, and is now referred to as the Rectifier, Assembly and Other Products segment. The Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years. Certain balances from the prior year’s corresponding quarter have been reclassified to be consistent with the current quarter’s presentation.

The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes the power management, protection, test and measurement, advanced communications and human input device product lines. The Rectifier, Assembly and Other Products segment includes the Company’s line of assembly and rectifier devices, which are the remaining products from our original founding as a supplier into the military, aerospace and industrial equipment market. It also includes other products made up of custom integrated circuit and foundry sales.

The accounting policies of the segments are the same as those described above and in our Form 10-K for the year ended January 26, 2003 in the summary of significant accounting policies. The Company evaluates segment performance based on net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below operating income).

The Company does not track or assign assets to individual reportable segments. Likewise, depreciation expense and capital additions are also not tracked by reportable segments.

	Three Months Ended
	(in thousands)
Net Sales	April 27, 2003	April 28, 2002
Standard Semiconductor Products	$41,359	$46,382
Rectifier, Assembly and Other Products	2,658	2,806

Total Net Sales	$44,017	$49,188

	Three Months Ended
	(in thousands)
Operating Income	April 27, 2003	April 28, 2002
Standard Semiconductor Products	$7,065	$11,201
Rectifier, Assembly and Other Products	1,021	943

Total Operating Income	$8,086	$12,144

No end-customer accounted for 10% or more of net sales in the first quarter of fiscal year 2004 or 2003. In the first quarter of fiscal year 2004, two of the Company’s Asian distributors accounted for approximately 13% and 11%, respectively, of net sales. In the first quarter of fiscal year 2003, one of these Asian distributors accounted for approximately 14% of net sales.

As of the end of April 27, 2003, two of the Company’s Asian distributors accounted for approximately 13% and 11%, respectively, of net accounts receivable. Receivables from customers are not secured by any type of collateral.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

	Three Months Ended
	(in thousands)
Net Sales	April 27, 2003	April 28, 2002
Domestic	$13,953	$14,461
Asia-Pacific	26,367	29,808
European	3,697	4,919

Total Net Sales	$44,017	$49,188

Long-lived assets located outside the United States as of April 27, 2003 and January 26, 2003 were approximately $9.9 million and $9.3 million, respectively.

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

The Company realized interest income of $2.4 million and $5.7 million during the first quarters of fiscal years 2004 and 2003, respectively.

4. Inventories

Inventories consisted of the following:

	(in thousands)
	April 27, 2003	January 27, 2003
Raw materials	$502	$536
Work in process	8,948	9,449
Finished goods	5,223	6,366

Total inventories	$14,673	$16,351

5. Comprehensive Income

For the first quarter of fiscal year 2004, comprehensive income was $8.0 million, which reflects a decline in the three month period of the unrealized gain the Company recorded for its available-for-sale securities of $276,000 and a gain of $3,000 for translation adjustments. For the first quarter of fiscal year 2003, comprehensive income was $7.9 million, which reflects a decline in the three month period of the unrealized gain the Company recorded for its available-for-sale securities of $2.1 million and a loss of $3,000 for the change in translation adjustments.

6. Stock and Convertible Subordinated Debt Repurchase Programs

On January 4, 2001, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. In fiscal year 2002, the Company indicated that its Board had authorized an additional $50.0 million in buybacks, increasing the total amount authorized under the buyback program to $100.0 million. In fiscal year 2003, the Company indicated that its Board had authorized an additional $100.0 million in buybacks, increasing the total amount authorized under the buyback program to $200.0 million. In the first quarter of fiscal year 2004, the Company indicated that its Board had authorized an additional $75.0 million in buybacks, increasing the total amount authorized under the buyback program to $275.0 million. As of April 27, 2003, the Company had repurchased 2,071,200 shares of its common stock at a cost of $42.3 million under this program. Of these repurchased shares of common stock, all but 650,761 shares have been reissued as a result of stock options exercises. As of April 27, 2003, the Company had repurchased 217,930 convertible subordinated notes (face value of $1,000 each) for $195.9 million in cash in open market transactions. The Company has retired a majority of these repurchased notes, and plans to retire recently repurchased notes not yet retired.

In the first quarter of fiscal year 2004, the Company repurchased 59,500 convertible subordinated notes (face value of $1,000 each), resulting in a pre-tax net gain of $2.8 million. In the first quarter of fiscal year 2003, the Company repurchased 10,150 convertible subordinated notes (face value of $1,000 each), resulting in a pre-tax loss of $50,000.

7. Convertible Subordinated Notes

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

For the first quarters of fiscal year 2004 and 2003, the Company incurred $2.4 million and $4.4 million, respectively, in interest expense associated with these convertible subordinated notes. As of April 27, 2003, $182.1 million of the convertible subordinated notes were still outstanding, reflecting the Company’s repurchase of 217,930 of its convertible subordinated notes (face value of $1,000 each) for $195.9 million in cash in open market transactions.

8. Commitments and Contingencies

On March 28, 2003, the Company announced that it had resolved a customer dispute. Under the terms of the settlement, the Company agreed to pay the customer $12.0 million in cash in two equal annual installments, plus rebates on the future purchase of certain products by the customer over a two year period. The rebates, which can be up to 10%, are dependent upon the amount of eligible products the customer purchases. The Company is vigorously pursuing insurance coverage for the full value of the settlement, although it is too early to estimate the size of, if any, eventual insurance settlement or to give a tentative date for when an insurance settlement might be reached. In the first quarter of fiscal year 2004, the Company made a $6.0 million cash payment to the customer, representing the first of two payments equaling the $12.0 million settlement. The second cash payment is due in fiscal year 2005.

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

On February 7, 2000, the Company was notified by the United States Environmental Protection Agency (EPA) with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site because it used this site for waste disposal. We recorded $765,000 of the proposed settlement amount as an accrued liability in fiscal year 2002 and recorded an accrued liability to cover the remainder in fiscal year 2003. In April 2003, the Company paid approximately $732,000 into escrow for the EPA portion of the settlement. The funds in escrow will be released to the EPA, and the Company will pay the remainder of the settlement, when the settlement becomes final after the public comment period required by law.

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

9. Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. The Company applied this statement as of fiscal year 2003, and as a result the gain on the extinguishment of debt was not classified as an extraordinary item.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this statement as of fiscal year 2003 and included the prominent disclosure. Since the Company continued to use the intrinsic value method, the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the condensed financial statements and the notes to condensed financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors and Forward Looking Statements” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended January 26, 2003. We undertake no obligation to update any forward-looking statements after the date of this Form 10-Q.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the first quarter of fiscal year 2004 were 45% of net sales. The remaining 55% of net sales were made through independent distributors.

We divide and operate our business based on two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. In previous years, we had a segment entitled Other Products. The Other Product Category was combined with the Rectifier and Assembly Products segment, and is now referred to as the Rectifier, Assembly and Other Products segment. The Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years. Certain balances from the prior year’s corresponding quarter have been reclassified to be consistent with the current quarter’s presentation.

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. We do not track balance sheet items by individual reportable segments. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our power management, protection, test and measurement, advanced communications and human input device product lines. The Rectifier, Assembly and Other Products segment includes our line of assembly and rectifier devices, which are the remaining products from our founding as a supplier into the military, aerospace and industrial equipment markets . It also includes other products made up of custom integrated circuits and foundry sales.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the first quarter ended April 27, 2003, approximately 63% (calculated based on acquisition cost) of our silicon was manufactured in China. Foreign sales for the first quarter of fiscal year 2004 constituted approximately 68% of our net sales. Approximately 88% of foreign sales were to customers located in the Asia-Pacific region. The remaining sales were to customers in Europe.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. In fiscal year 2002, we changed our investment classification from “hold to maturity” to “available for sale” because we expected to sell some securities prior to maturity. We included $1.1 million and $1.4 million of unrealized gain, net of tax, in the comprehensive income for the first quarters of fiscal year 2004 and 2003, respectively.

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

RESULTS OF OPERATIONS

Comparison Of The Three Months Ended April 27, 2003 And April 28, 2002

Net Sales. Net sales for the first quarter of fiscal year 2004 were $44.0 million, a decline of 11% compared to $49.2 million for the first quarter of fiscal year 2003. Overall macro-economic and semiconductor industry conditions were weak in the first quarter of fiscal year 2004. Demand for our products in the first three months of fiscal year 2004 was strongest from portable applications, such as notebook computers and cellular phones. The weakest demand was from the desktop computer, computer gaming and ATE end-markets. In the first quarter of fiscal year 2003, demand for our products was stable across most end-markets, and was strongest out of the ATE and high-end desktop computer end-market segments.

Standard Semiconductor Products represented 94% of net sales in the first quarter of fiscal year 2004, while 6% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 94% of net sales in the first quarter of fiscal year 2003 and Rectifier, Assembly and Other Products’ sales were 6%. Sales of Standard Semiconductor Products declined 11% in the first quarter of fiscal year 2004 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products declined 5% over the prior year period.

The decline in sales of Standard Semiconductor Products in the first quarter of fiscal year 2004 reflected general declines in all major end-markets, with the desktop computer, computer gaming and ATE segments being the weakest. Standard Semiconductor Products sales for portable applications, such as notebook computers and cellular phones, were up over the prior year period. Our power management and protection product line benefited from strength in portable applications, while power management products used in desktop computers and computer gaming systems were negatively impacted by weakness in those end-markets. Weakness in the ATE market negatively impacted our test and measurement product line. These three product lines had the most impact on the Standard Semiconductor Products’ sales for the period.

Sales of our Rectifier, Assembly and Other Products segment shrank in the first quarter of fiscal year 2004 compared to the prior year period due to declining demand for these older technology products and other non-strategic product offerings which we have de-emphasized due to their lower growth and margin opportunities.

In the first quarter of fiscal year 2003, Standard Semiconductor Products were lower than the prior year period due in part to a year-over-year decline in the overall semiconductor industry caused by poor economic conditions and lower spending in the capital equipment end-markets of communications infrastructure and test systems. Sales of our Rectifier, Assembly and Other Products segment declined in the first three months of fiscal year 2003 due to weak industry conditions, a strategic focus on proprietary products and the de-emphasis of custom and foundry services.

Gross Profit. Gross profit for the first quarter of fiscal year 2004 was $24.9 million, compared to $28.1 million for the prior year period. The decline was due to lower sales and a slightly lower gross margin . Our gross margin was 56% for the first quarter of fiscal year 2004 and 57% in the first quarter of fiscal year 2003.

In the first quarter of fiscal year 2004, we sold $484,000 of previously written-off inventory and $229,000 of previously written-off inventory was sold in the first quarter of fiscal year 2003.

Operating Costs and Expenses. Operating costs and expenses were $16.8 million, or 38% of net sales in the first quarter of fiscal year 2004. Operating costs and expenses for the first three months of fiscal year 2003 were $15.9 million, or 32% of net sales. The increase in operating costs and expenses was the result of modest increases in spending in the areas of sales, general and administration, and research and development.

Operating Income. Operating income was $8.1 million in the first quarter of fiscal year 2004, down from operating income of $12.1 million in the first quarter of fiscal year 2003. Operating income was impacted by a decline in net sales, a slight decline in gross margin and modestly higher operating costs and expenses.

We evaluate segment performance based on net sales and operating income of each segment. Operating income for the Standard Semiconductor Products segment declined 37% in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003, reflecting a drop in sales, lower gross margin and higher operating costs and expenses. Standard Semiconductor Products segment operating income was benefited by higher returns on power management and protection products used in portable applications, but was more than offset by lower returns on power management products sold in desktop computer, test and measurement products used in the ATE market. These three product lines had the most impact on the Standard Semiconductor Products’ operating income for the period.

Operating income for the Rectifier, Assembly and Other Products segment improved 8% in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003. The Rectifier, Assembly and Other Products’ operating income benefited from cost cutting efforts and sales of higher margin products.

In the first quarter of fiscal year 2003, operating income for the Standard Semiconductor Products segment declined compared to the prior year period. Operating income in the Standard Semiconductor Products segment was hurt by a decline in all product lines, with the exception of the power management product line, which had sales increases and improved profit margin. Test and measurement products, which have operating margins above our corporate average, represented the largest product line decline compared to the prior year period. Operating income for the Rectifier, Assembly and Other Products segment declined in the first quarter of fiscal year 2003, reflecting the impact of poor efficiencies associated with a lower sales level.

Interest and Other Income, Net. Net interest and other income of $2.8 million was realized in the first quarter of fiscal year 2004, up from $1.2 million in the first quarter of fiscal year 2003. Other income and expenses includes interest income from investments, interest expense associated with our outstanding convertible subordinated notes, gain on the extinguishment of debt and other items. The increase in net interest and other income in the first quarter of fiscal year 2004 was mostly due to $2.8 million of gain on the extinguishment of debt. The interest income portion of net interest and other Income for the first quarter of fiscal year 2004 was down due to lower rates of return on our investments as compared to the prior year. Net interest and other income in the first quarter of fiscal year 2003 included $50,000 of loss on the extinguishment of debt.

Provision for Taxes. Provision for income taxes was $2.6 million for the first quarter of fiscal year 2004, compared to $3.3 million in the first quarter of fiscal year 2003. The effective tax rate for the first three months of fiscal year 2004 and 2003 were 24% and 25%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions.

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

As of April 27, 2003, we had working capital of $396.6 million, compared with $420.9 million as of January 26, 2003. The ratio of current assets to current liabilities as of April 27, 2003 was 15.1 to 1, compared to 12.2 to 1 as of January 26, 2003. The decline in working capital as of April 27, 2003 was mostly the result of a decline in temporary investment and accrued liabilities.

Cash used in operating activities was $2.8 million for the first three months of fiscal year 2004, compared to cash provided by operating activities of $7.7 million in the first three months of fiscal year 2003. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $2.3 million and $2.8 million in the first quarters of fiscal years 2004 and 2003, respectively.

Operating cash flow in the first quarter of fiscal year 2004 was positively impacted by net income of $8.3 million and by a decrease in inventories and an increases in other liabilities. These were more than offset by increases in gains on repurchase of long-term debt, receivables, other assets, accounts payable, accrued liabilities, deferred revenue and income taxes payable.

Net operating cash flows in the first three months of fiscal year 2003 were positively impacted by net income of $10.0 million and by a decrease in inventories, tax benefit from stock option exercises, income taxes payable and other assets. These were partially offset by increases in receivables, deferred income taxes, accounts payable and accrued liabilities, and other assets and liabilities.

Investing activities provided $67.8 million in the first quarter of fiscal year 2004 compared to $6.4 million in the prior year period. Investing activities for both periods consist of changes in temporary investments and long-term investments, and cash used for capital expenditures.

Our financing activities used $54.2 million during the first three months of fiscal year 2004 and $4.5 million in the prior year period. Financing activities reflect the proceeds from stock option exercises and reissuance of treasury stock for stock option exercises, which were more than offset by cash used to repurchase long-term debt.

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

Purchases of new capital equipment were made to complete our corporate headquarters in Camarillo, California, expand our test capacity and support other engineering functions, including product design and qualification. These purchases were funded from our operating cash flows and cash reserves. We believe that operating cash flows and cash reserves are sufficient to fund operations and capital expenditures for the foreseeable future.

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

Contractual Obligations

As of April 27, 2003, we have approximately $7.8 million in operating lease commitments that extend over an eight-year period. The portion of these operating lease payments due during fiscal year 2004 is approximately $1.6 million. Presented below is a comprehensive summary of contractual obligations.

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$182,070	$—	$—	$182,070	$—
Operating leases	7,656	1,518	1,991	1,626	2,521
Purchase obligations	14,651	12,560	2,091	—	—

Total contractual cash obligations	$204,377	$14,078	$4,082	$183,696	$2,521

We have a contract (“Purchase obligations” in table above) with one of our third-party wafer foundries in which we guarantee that wafer foundry a certain minimum level of quarterly business. Under the contract, which runs from April of 2003 until June of 2004, we have agreed to buy approximately $3.1 million of fabricated silicon wafers on a calendar quarter basis from this foundry. If we do not meet this minimum obligation on a quarterly basis, we are obligated to pay the difference. We can earn back any shortfall in a given quarter by purchasing more wafers in a subsequent quarter.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement is effective for fiscal years beginning after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. We have applied this statement as of fiscal year 2003, and as a result the gains on the extinguishment of debt was not classified as an extraordinary item.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement as of fiscal year 2003 and included the prominent disclosure. Since we continued to use the intrinsic value method, the adoption did not have a material impact on our financial position, results of operations or cash flows.

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

The cyclical nature of the electronics and semiconductor industries may limit our ability to maintain or increase revenue and profit levels during industry downturns

The semiconductor industry is highly cyclical and has experienced significant downturns, which are characterized by reduced product demand, production overcapacity, increased levels of inventory, industry-wide fluctuations in the demand for semiconductors and an erosion in average prices. The occurrence of these conditions has adversely affected our business in the past. During the calendar years 1999 and 2000, high consumption levels by electronics manufacturers was a major driver of demand for semiconductors, including the products we sell. However, calendar year 2001 was a year of significant decline for the overall semiconductor and electronics industries and, consequently, our business suffered. In calendar year 2002 and so far in calendar year 2003, semiconductor and electronic industry conditions have remained weak, with declines in average selling prices offsetting gains in unit shipment growth. Past downturns in the semiconductor industry have resulted in a sudden impact on the semiconductor and capital equipment markets. Consequently, a continuation of the current downturn and any future downturns in the semiconductor industry may harm our business. In addition, the semiconductor manufacturing industry is currently experiencing conditions of manufacturing overcapacity. If these conditions persist, they could lead to excess production in the industry and result in an underutilization of our internal manufacturing capacity and a decrease in the prices of our products.

We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Fairchild Semiconductor and Intersil Semiconductor, with respect to our power management products; ST Microelectronics N.V. and Protek, with respect to our protection products; Analog Devices, Maxim Integrated Products, ON Semiconductor and Micrel Semiconductor, with respect to our test and measurement products; Zarlink Semiconductor and Silicon Laboratories, with respect to our advanced communications products; and Synaptics Inc. and Alps with respect to our HID products. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

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

Fluctuations and seasonality in the personal computer industry and economic downturns in our end-markets may have adverse consequences for our business

Many of our products are used in personal computers and related peripherals. For the first quarter of fiscal year 2004, approximately 41% of our sales were used in computer applications. For the fiscal year ended January 26, 2003, approximately 49% of our sales were used in computer applications. Industry-wide fluctuations in demand for desktop computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

A decline in any of our end-markets, particularly the computer, cellular phone and automated test equipment (ATE) markets, could also harm our business. For the first quarter of fiscal year 2004, approximately 10% of our sales were to ATE customers. For the fiscal year ended January 26, 2003, shipment of our products to the ATE customers represented approximately 13% of our net sales. Consequently, a downturn in the ATE market may adversely affect our business.

In fiscal year 2003, we saw demand from cellular phone manufacturers increase throughout the year. We estimated 26% of our sales in the first quarter of fiscal year 2004 were tied to wireless end-market applications. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, or declines in the number of wireless base stations made, could adversely affect our business.

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

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For fiscal year 2003, approximately 66% of our silicon, in terms of finished wafers, was supplied by a third-party foundry in China and this percentage could be even higher for all of fiscal year 2004. A majority of our package and test operations are performed by third-party contractors that are based in Malaysia, the Philippines and China. Our international business activities, in general, are subject to a variety of potential risks resulting from certain political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or a political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.

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

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 68% of net sales in the first quarter of fiscal year 2004. Sales to foreign customers accounted for approximately 67% of net sales in fiscal year 2003. Sales to our customers located in Taiwan and Korea constituted 28% and 13%, respectively, of net sales for fiscal year 2003. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

The outbreak of severe acute respiratory syndrome or SARS, could impact our customer or supply base, especially in Asia

A large percentage of our sales are to customers located in Asia and a large percentage of our products are manufactured in Asia. Our largest customer base in Asia is located in Taiwan. Our largest wafer source is located in China. SARS or other health related issues could have a negative impact on consumer demand, on travel needed to secure new business, on transportation of our products from our suppliers or to our customers, or on workers needed to manufacture our products or our customers’ products.

Reductions in communications infrastructure investments could adversely affect our business

The overall semiconductor industry, and our business in particular, has benefited from the build-out of voice, data, and mobile networks and the related demand for communications infrastructure equipment that supports higher-

speed (higher bandwidth) networks. The electronics needed to support this trend within the communications market rely heavily on companies such as ours to develop the circuits used in these systems.

Much of our sales growth and margin expansion in fiscal year 2001 and 2000 was the result of product sales into wireless, local area networks, wide area networks and long-haul communications applications. This market saw a dramatic decline in total carrier spending throughout calendar years 2001 and 2002. Moreover, carrier spending on telecom equipment could decline further in the future. Although we believe that the communication equipment market has not been characterized by cyclicality to date, this market may in the future exhibit general cyclical characteristics similar to the market for semiconductor capital equipment. Any major reduction in communications infrastructure investment will have a negative impact on the overall industry and our sales into these end-market segments.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. The identity of our largest customers has varied from year to year. In fiscal year 2002, one of our ATE end customers, including its subcontractors, accounted for approximately 13% of net sales. In the first quarter of fiscal year 2004, two of our Asian distributors accounted for approximately 13% and 11%, respectively, of net sales. For fiscal year 2003 and 2002, one of our Asian distributors accounted for approximately 14% and 12%, respectively, of net sales. As of April 27, 2003, two of the Company’s Asian distributors accounted for approximately 13% and 11%, respectively, of net accounts receivable. Receivables from our customers are not secured by any type of collateral, and likewise are subject to the risk of being uncollectable.

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

The loss of key personnel or the failure to attract or retain the specialized technical and management personnel could impair our ability to grow our business

Our future success depends upon our ability to attract and retain highly qualified technical, marketing and managerial personnel. We are dependent on a relatively small group of key technical personnel with analog and mixed-signal expertise. Personnel with highly skilled managerial capabilities, analog and mixed-signal design expertise are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain existing key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel in the future. If we are unable to retain the services of existing key employees or are unsuccessful in attracting new highly qualified employees, our business could be harmed.

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

We are subject to review by taxing authorities, including the Internal Revenue Service

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (IRS). The IRS is currently performing a routine review of our open-year tax filings. If the IRS were to prevail in securing tax liabilities in excess of those previously provided for, our tax loss carryforwards could be materially reduced, resulting in a tax provision charge in a future period.

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

Interest Rate Risk

As of April 27, 2003, we had $182.1 million in long-term debt outstanding at a fixed interest rate of 4½% per annum. We do not currently hedge any potential interest rate exposure. Interest rates affect our return on excess cash and investments. A significant decline in interest rates would reduce the amount of interest income generated from our excess cash and investments.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period covered by this report:

February 6, 2003	To file a press release dated February 6, 2003 regarding an upcoming investor presentation by the Company CEO and earnings guidance for the fourth quarter

February 13, 2003	To file a press release dated February 13, 2003 regarding the Company’s program to repurchase its stock and convertible notes

February 25, 2003	To file a press release dated February 25, 2003 regarding financial results for the fourth quarter of fiscal year 2003 and the Company’s outlook for the first quarter

March 28, 2003	To file a press release dated March 28, 2003 regarding the Company’s settlement of a customer dispute

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION Registrant

Date: June 10, 2003	/s/ JOHN D. POE
John D. Poe Chairman of the Board and Chief Executive Officer

Date: June 10, 2003	/s/ DAVID G. FRANZ, JR.
David G. Franz, Jr. Vice President Finance, Chief Financial Officer, and Secretary

CERTIFICATION

I, John D. Poe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Semtech Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: June 10, 2003

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

Date: June 10, 2003

/s/ DAVID G. FRANZ, JR.
David G. Franz, Jr. Chief Financial Officer