Form 10-Q
period 2003-07-27
SEMTECH CORP
filed 2003-09-10
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended July 27, 2003

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at September 1, 2003: 73,427,261

PART I - FINANCIAL INFORMATION

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of July 27, 2003, and the results of their operations for the three and six months then ended and their cash flows for the six months then ended.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
Net sales	$44,569	$52,071	$88,586	$101,259
Cost of sales	19,039	21,739	38,199	42,847

Gross profit	25,530	30,332	50,387	58,412

Operating costs and expenses:
Selling, general and administrative	9,228	8,816	18,174	17,228
Product development and engineering	7,477	8,273	15,302	15,797

Total operating costs and expenses	16,705	17,089	33,476	33,025

Operating income	8,825	13,243	16,911	25,387

Interest and other (expense) income, net	(5,651)	1,540	(2,859)	2,719

Income before provision for taxes	3,174	14,783	14,052	28,106
Provision for taxes	762	3,696	3,373	7,027

Net income	$2,412	$11,087	$10,679	$21,079

Earnings per share:
Basic	$0.03	$0.15	$0.15	$0.29
Diluted	$0.03	$0.14	$0.14	$0.27

Weighted average number of shares:
Basic	73,411	73,348	73,326	73,014
Diluted	76,985	78,627	76,745	78,796

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	July 27, 2003	January 26, 2003
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$72,007	$137,041
Temporary investments	154,425	273,382
Receivables, less allowances	22,722	17,676
Inventories	18,348	16,351
Income taxes refundable	5,795	—
Deferred income taxes	5,461	11,731
Other current assets	3,314	2,267

Total current assets	282,072	458,448
Property, plant and equipment, net	49,938	51,547
Investments, maturities in excess of 1 year	19,382	78,624
Deferred income taxes	25,753	27,143
Other assets	552	4,784

Total Assets	$377,697	$620,546

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,626	$5,725
Accrued liabilities	13,070	26,596
Income taxes payable	1,490	3,593
Deferred revenue	1,275	1,583
Other current liabilities	51	39

Total current liabilities	25,512	37,536
Long-term debt	—	241,570
Stockholders’ equity:

Common stock, $0.01 par value, 250,000,000 shares authorized, 74,006,614 issued and 73,408,261 outstanding on July 27, 2003 and 74,006,614 issued and 73,165,414 outstanding on January 26, 2003	741	740

Treasury stock, at cost, 598,353 shares as of July 27, 2003 and 841,200 shares as of January 26, 2003	(7,722)	(9,072)
Additional paid-in capital	183,117	182,524
Retained earnings	175,507	165,640
Accumulated other comprehensive income	542	1,608

Total Stockholders’ equity	352,185	341,440

Total Liabilities and Stockholders’ Equity	$377,697	$620,546

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	July 27, 2003	July 28, 2002
Cash flows from operating activities:
Net income	$10,679	$21,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,537	4,645
Deferred income taxes	7,660	1,822
Tax benefit of stock option exercises	—	4,621
(Gain) Loss on retirement of long-term debt	3,909	(557)
(Gain) Loss on disposition of property, plant and equipment	(109)	324
Provision for doubtful accounts	86	—
Changes in assets and liabilities:
Receivables	(5,132)	(1,830)
Inventories	(1,997)	1,812
Other assets	(330)	454
Accounts payable and accrued liabilities	(9,625)	(3,194)
Deferred revenue	(308)	101
Income taxes payable/refundable	(7,898)	3,625
Other liabilities	12	3

Net cash provided by operating activities	1,484	32,905
Cash flows from investing activities:
Temporary investments, net	118,174	9,444
Long-term investments, net	58,960	38,281
Additions to property, plant and equipment	(3,184)	(5,967)

Net cash provided by investing activities	173,950	41,758
Cash flows from financing activities:
Exercise of stock options	—	9,578
Repurchase of treasury stock	(894)	—
Cost of buyback of convertible subordinated notes	(72,356)	(40,678)
Retirement of convertible subordinated notes	(169,243)	—
Reissuance of treasury stock	2,022	—

Net cash used in financing activities	(240,471)	(31,100)
Effect of exchange rate changes on cash and cash equivalents	3	(1,856)

Net increase (decrease) in cash and cash equivalents	(65,034)	41,707
Cash and cash equivalents at beginning of period	137,041	46,300

Cash and cash equivalents at end of period	$72,007	$88,007

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Earnings Per Share and Stock Based Compensation

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in the second quarters of fiscal years 2004 and 2003 were 73,411,000 and 73,348,000, respectively. For the first six months of fiscal years 2004 and 2003, the weighted average number of shares used to compute basic earnings per share were 73,326,000 and 73,014,000, respectively. The weighted average number of shares used to compute diluted earnings per share in the second quarters of fiscal years 2004 and 2003 were 76,985,000 and 78,627,000, respectively. For the first six months of fiscal years 2004 and 2003, the weighted average number of shares used to compute diluted earnings per share were 76,745,000 and 78,796,000, respectively.

Options to purchase approximately 3,369,000 and 825,000, respectively, were not included in the computation of second quarters of fiscal years 2004 and 2003 diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 453,000 and 284,000, respectively, were not included in the computation of the first six months of fiscal years 2004 and 2003 diluted net income per share because such options were considered anti-dilutive. Shares associated with the Company’s previously outstanding convertible subordinated notes were not included in the computation of earning per share as they are anti-dilutive.

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

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the indicated period as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for the second quarters and first six months of fiscal years 2004 and 2003 would have been reduced to the following pro forma amounts.

Pro Forma Net Income (in thousands)	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
Net income as reported	$2,412	$11,087	$10,679	$21,079
Additional pro forma compensation expense	7,529	8,593	14,748	17,185
Tax benefit of pro forma compensation expense	(1,807)	(2,217)	(3,612)	(4,434)

Pro forma net income (loss)	$(3,310)	$4,711	$(457)	$8,328

Pro forma earnings (loss) per share - basic	$(0.05)	$0.06	$(0.01)	$0.11
Pro forma earnings (loss) per share - diluted	$(0.05)	$0.06	$(0.01)	$0.11

The pro forma effect on net income for the second quarters and first six months of fiscal years 2004 and 2003 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

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

Net Sales (in thousands)	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
Standard Semiconductor Products	$42,148	$49,146	$83,507	$95,528
Rectifier, Assembly and Other Products	2,421	2,925	5,079	5,731

Total Net Sales	$44,569	$52,071	$88,586	$101,259

Operating Income (in thousands)	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
Standard Semiconductor Products	$8,165	$12,450	$15,233	$23,652
Rectifier, Assembly and Other Products	660	793	1,678	1,735

Total Operating Income	$8,825	$13,243	$16,911	$25,387

In the second quarter of fiscal year 2004, two of the Company’s Asian distributors accounted for approximately 17% and 11%, respectively, of net sales. For the first six months of fiscal year 2004, these two Asian distributors accounted for approximately 14% and 12%, respectively, of net sales. In the second quarter of fiscal year 2003, these two Asian distributors accounted for approximately 14% and 11% of net sales, respectively. For the first six months of fiscal year 2003, one of these Asian distributors accounted for 14% of net sales. For the second quarter of fiscal year 2004, approximately 11% of sales were to various distributors and sub-contractors, which end up in the products of a single major OEM notebook computer manufacturer. No end-customer (OEM) accounted for 10% or more of net sales in the second quarter of fiscal year 2003.

As of the end of July 27, 2003, two of the Company’s Asian distributors accounted for approximately 12% and 10%, respectively, of net accounts receivable. Receivables from customers are not secured by any type of collateral.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Net Sales (in thousands)	Three Months Ended		Six Months Ended
	July 27, 2003	July 28, 2002	July 27, 2003	July 28, 2002
Domestic	$13,727	$18,537	$27,681	$32,999
Asia-Pacific	27,009	31,034	53,375	60,842
Europe	3,833	2,500	7,530	7,418

Total Net Sales	$44,569	$52,071	$88,586	$101,259

Long-lived assets located outside the United States as of July 27, 2003 and January 26, 2003 were approximately $10.3 million and $9.3 million, respectively.

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

The Company realized interest income of $2.8 million and $4.9 million during the second quarters of fiscal years 2004 and 2003, respectively. Included in interest income for the second quarter of fiscal year 2004 was realized gains of $856,000 from the sale of securities prior to maturity. For the first six months of fiscal years 2004 and 2003, interest income was $5.2 million and $10.6 million, respectively.

4. Inventories

Inventories consisted of the following:

Inventories (in thousands)	July 27, 2003	January 26 2003
Raw materials	$432	$536
Work in progress	11,080	9,449
Finished goods	6,836	6,366

Total Inventories	$18,348	$16,351

5. Comprehensive Income

For the first six months of fiscal year 2004, comprehensive income was $9.6 million, which reflects a decline in the unrealized gain the Company recorded for its available-for-sale securities of $1.1 million and a loss of $3,000 for translation adjustments. For the first six months of fiscal year 2003, comprehensive income was $19.2 million, which reflects a decline in the unrealized gain the Company recorded for its available-for-sale securities of $1.7 million and a loss of $95,000 for translation adjustments.

6. Stock and Convertible Subordinated Debt Repurchase Programs

On January 4, 2001, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. In fiscal year 2002, the Company indicated that its Board had authorized an additional $50.0 million in buybacks, increasing the total amount authorized under the buyback program to $100.0 million. In fiscal year 2003, the Company indicated that its Board had authorized an additional $100.0 million in buybacks, increasing the total amount authorized under the buyback program to $200.0 million. In the first quarter of fiscal year 2004, the Company indicated that its Board had authorized an additional $75.0 million in buybacks, increasing the total amount authorized under the buyback program to $275.0 million. On July 18, 2003 the Company called the remaining outstanding balance of convertible subordinated notes and amended the current buyback program to authorize only the repurchase of common stock.

As of July 27, 2003, the Company had repurchased 2,131,200 shares of its common stock at a cost of $43.2 million under this program. Of these repurchased shares of common stock, all but 598,353 shares have been reissued as a result of stock options exercises. As of July 27, 2003, the Company had repurchased 234,999 convertible subordinated notes (face value of $1,000 each) for $212.5 million in cash in open market transactions. The Company retired all repurchased notes.

In the second quarter of fiscal year 2004, the Company repurchased 17,069 convertible subordinated notes (face value of $1,000 each), resulting in a pre-tax net gain of $101,000. For the first six months of fiscal year 2004, the Company repurchased 76,569 convertible subordinated notes (face value of $1,000 each), resulting in a pre-tax net gain of $2.9 million. In the second quarter of fiscal year 2003, the Company repurchased 32,000 convertible subordinated notes (face value of $1,000 each), resulting in a pre-tax gain of $607,000. For the first six months of fiscal year 2003, the Company repurchased 42,150 convertible subordinated notes (face vale of $1,000 each), resulting in a pre-tax net gain of $569,000.

7. Convertible Subordinated Notes

On February 14, 2000, the Company completed a private offering of $400.0 million principal amount of convertible subordinated notes that pay interest semiannually at a rate of 4 1/2% and were convertible into common stock at a conversion price of $42.23 per share. The notes were due on February 1, 2007 and were callable by the Company on or after February 6, 2003.

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

For the second quarters of fiscal years 2004 and 2003, the Company incurred $1.8 million and $4.2 million, respectively, in interest expense associated with these convertible subordinated notes. For the first six months of fiscal years 2004 and 2003, the Company incurred $4.2 million and $8.6 million, respectively, in interest expense associated with these convertible subordinated notes.

On July 18, 2003, the Company called the remaining $165.0 million outstanding balance of its convertible subordinated notes. The Company incurred a pre-tax charge related to the calling of the notes of $6.8 million or a net-of-tax impact of approximately 7 cents per diluted share in the second quarter of fiscal year 2004. The pre-tax charge was made up of a $4.2 million call premium and $2.6 million of non-cash expense associated with previously paid note issuance costs.

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

On February 7, 2000, the Company was notified by the United States Environmental Protection Agency (EPA) with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site because it used this site for waste disposal. The Company accepted a settlement offer from the EPA and certain Federal and State agencies under which it is required to pay approximately $783,000 with respect to the wastes at the Casmalia Disposal Site attributable to the Company. The Company recorded $765,000 of the proposed settlement amount as an accrued liability in fiscal year 2002 and recorded an accrued liability to cover the remainder in fiscal year 2003. In April 2003, the Company paid approximately $732,000 into escrow for the EPA portion of the settlement. The funds in escrow will be released to the EPA, and the Company will pay the remainder of the settlement, when the settlement becomes final after the public comment period required by law.

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

From time to time, claims are made against the Company by customers, suppliers, employees and others, including persons seeking payment based on the Company’s alleged use of their intellectual property. The Company is also periodically named as a defendant in lawsuits involving intellectual property and other matters that are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such pending matters will not have a material adverse effect on the accompanying consolidated financial statements.

9. Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this statement as of fiscal year 2003 and included the prominent disclosure. Since the Company continued to use the intrinsic value method, the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the condensed financial statements and the notes to condensed financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors and Forward Looking Statements” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of the our annual report on Form 10-K for the year ended January 26, 2003. We undertake no obligation to update any forward-looking statements after the date of this Form 10-Q.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the second quarter of fiscal year 2004 were 46% of net sales. The remaining 54% of net sales were made through independent distributors.

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

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. We do not track balance sheet items by individual reportable segments. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our power management, protection, test and measurement, advanced communications and human input device product lines. The Rectifier, Assembly and Other Products segment includes our line of assembly and rectifier devices, which are the remaining products from our founding as a supplier into the military, aerospace and industrial equipment markets. It also includes other products made up of custom integrated circuits and foundry sales.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the second quarter ended July 27, 2003, approximately 58% (calculated based on acquisition cost) of our silicon was manufactured in China. Foreign sales for the second quarter of fiscal year 2004 constituted approximately 69% of our net sales. Approximately 87% of foreign sales were to customers located in the Asia-Pacific region. The remaining sales were to customers in Europe.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. In fiscal year 2002, we changed our investment classification from “hold to maturity” to “available for sale” because we expected to sell some securities prior to maturity. We included $221,000 and $1.4 million of unrealized gain, net of tax, in the comprehensive income for the second quarters of fiscal years 2004 and 2003, respectively.

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

RESULTS OF OPERATIONS

Comparison Of The Three Months Ended July 27, 2003 and July 28, 2002

Net Sales. Net sales for the second quarter of fiscal year 2004 were $44.6 million, a decline of 14% compared to $52.1 million for the second quarter of fiscal year 2003. Overall macro-economic and semiconductor industry conditions were weak in the second quarter of fiscal year 2004. Demand for our products in the second quarter of fiscal year 2004 was strongest from portable applications, such as notebook computers and cellular phones. The weakest demand was from the desktop computer and ATE end-markets as compared to the prior year. In the second quarter of fiscal year 2003, demand for our products was stable across most end-markets, and was strongest out of the ATE and desktop computer end-market segments.

Standard Semiconductor Products represented 95% of net sales in the second quarter of fiscal year 2004, while 5% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 94% of net sales in the second quarter of fiscal year 2003 and Rectifier, Assembly and Other Products’ sales were 6%. Sales of Standard Semiconductor Products declined 14% in the second quarter of fiscal year 2004 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products declined 17% over the prior year period.

The decline in sales of Standard Semiconductor Products in the second quarter of fiscal year 2004 reflected general declines in all major end-markets, with the desktop computer being the largest, followed by declines in computer gaming and the ATE markets. Standard Semiconductor Products sales for portable applications, such as notebook computers and cellular phones, were up over the prior year period. Our power management product line benefited from strength in portable applications, while power management products used in desktop computers and computer gaming systems were negatively impacted by weakness in those end-markets. Weakness in the ATE market negatively impacted our test and measurement product line. These three product lines had the most impact on the Standard Semiconductor Products’ sales for the period.

Sales of our Rectifier, Assembly and Other Products segment shrank in the second quarter of fiscal year 2004 compared to the prior year period due to declining demand for these older technology products and other non-strategic product offerings which we have de-emphasized due to their lower revenue and margin opportunities.

In the second quarter of fiscal year 2003, Standard Semiconductor Products were lower than the prior year period due in part to a year-over-year decline in the overall semiconductor industry caused by poor economic conditions and lower spending in the capital equipment end-markets of communications infrastructure and test systems. Sales of our Rectifier, Assembly and Other Products segment declined in the second quarter of fiscal year 2003 due to weak industry conditions, a strategic focus on proprietary products and the de-emphasis of custom and foundry services.

Gross Profit. Gross profit for the second quarter of fiscal year 2004 was $25.5 million, compared to $30.3 million for the prior year period. The decline was due to lower sales and a slightly lower gross margin. Our gross margin was 57% for the second quarter of fiscal year 2004 and 58% in the second quarter of fiscal year 2003.

In the second quarter of fiscal year 2004, we sold $308,000 of previously written-off inventory and $415,000 of previously written-off inventory was sold in the second quarter of fiscal year 2003.

Operating Costs and Expenses. Operating costs and expenses were $16.7 million, or 38% of net sales in the second quarter of fiscal year 2004. Operating costs and expenses for the second quarter of fiscal year 2003 were $17.1 million, or 33% of net sales. The decline in absolute operating costs and expenses was the result of lower spending on research and development that was partially offset by modest increases in spending in the areas of sales, general and administration.

Operating Income. Operating income was $8.8 million in the second quarter of fiscal year 2004, down from operating income of $13.2 million in the second quarter of fiscal year 2003. Operating income was impacted by a decline in net sales and gross margin.

We evaluate segment performance based on net sales and operating income of each segment. Operating income for the Standard Semiconductor Products segment declined 34% in the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003, reflecting a drop in sales and lower gross margin. Standard Semiconductor Products segment operating income was benefited by higher returns on power management products used in portable applications, but was more than offset by lower returns on power management products sold in desktop computer, test and measurement products used in the ATE market. These three product lines had the most impact on the Standard Semiconductor Products’ operating income for the period.

Operating income for the Rectifier, Assembly and Other Products segment declined 17% in the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003. The Rectifier, Assembly and Other Products’ operating income was most impacted by lower sales.

In the second quarter of fiscal year 2003, operating income for the Standard Semiconductor Products segment declined compared to the prior year period. Operating income in the Standard Semiconductor Products segment was hurt by a decline in all product lines, with the exception of the power management product line, which had sales increases and improved profit margin. Test and measurement products, which have operating margins above our corporate average, represented the largest product line decline compared to the prior year period. Operating income for the Rectifier, Assembly and Other Products segment declined in the second quarter of fiscal year 2003, reflecting the impact of poor efficiencies associated with a lower sales level.

Interest and Other Income (Expense), Net. Net interest and other income (expense) was a net expense of $5.7 million in the second quarter of fiscal year 2004, which included a one-time cost $6.8 million for the retirement of our the remaining $165.0 million outstanding balance of our convertible subordinated notes. Net interest and other income (expense) in the second quarter of fiscal year 2003 was income of $1.5 million. Other income and expenses includes interest income from investments, interest expense associated with our convertible subordinated notes, gain on the extinguishment of debt and other items. The decline in net interest and other income (expense) in the second quarter of fiscal year 2004 was mostly due to a one-time cost for the retirement of debt, partially offset by $103,000 of gain on the extinguishment of debt. The interest income portion of net interest and other income (expense) for the second quarter of fiscal year 2004 was down due to lower rates of return on our investments as compared to the prior year. Net interest and other income in the second quarter of fiscal year 2003 included $607,000 of gain on the extinguishment of debt.

Provision for Taxes. Provision for income taxes was $762,000 for the second quarter of fiscal year 2004, compared to $3.7 million in the second quarter of fiscal year 2003. The effective tax rate for the second quarters of fiscal years 2004 and 2003 were 24% and 25%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions.

Comparison Of The Six Months Ended July 27, 2003 and July 28, 2002

Net Sales. Net sales for the first six months of fiscal year 2004 were $88.6 million, down from $101.3 million for the first six months of fiscal year 2003. Demand for our products in the first six months of fiscal year 2004 was weak out of the desktop computer, computer gaming and ATE end-markets, only partially offset by strength in portable applications, such as notebook computers and cellular phones.

Standard Semiconductor Products represented 94% of net sales in the first six months of fiscal year 2004, while 6% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 94% of net sales in the first six months of fiscal year 2003 and Rectifier, Assembly and Other Products’ sales were 6%. Sales of Standard Semiconductor Products declined 13% in the first six months of fiscal year 2004 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products declined 11% over the prior year period.

The decline in sales of Standard Semiconductor Products in the first six months of fiscal year 2004 reflected general declines in most end-markets, with the desktop computer, computer gaming and ATE segments being the weakest. Standard Semiconductor Products sales for portable applications, such as notebook computers and cellular phones, were up over the prior year period. Our power management and protection product line benefited from strength in portable applications, while power management products used in desktop computers and computer gaming systems were negatively impacted by weakness in those end-markets. Weakness in the ATE market negatively impacted our test and measurement product line. These three product lines had the most impact on the Standard Semiconductor Products’ sales for the period.

Sales of our Rectifier, Assembly and Other Products declined in the first six months of fiscal year 2004 compared to the prior year period due to declining demand for these older technology products and other non-strategic product offerings which we have de-emphasized due to their lower revenue and margin opportunities.

In the first six months of fiscal year 2003, Standard Semiconductor Products were lower than the prior year period due in part to a year-over-year decline in the overall semiconductor industry caused by poor economic conditions and lower spending in the capital equipment end-markets of communications infrastructure and test systems. Sales of our Rectifier, Assembly and Other Products segment declined in the first six months of fiscal year 2003 due to weak industry conditions, a strategic focus on proprietary products and the de-emphasis of custom and foundry services.

Gross Profit. Gross profit for the first six months of fiscal year 2004 was $50.4 million, compared to $58.4 million for the prior year period. The decline was due to lower sales and lower gross margin. Our gross margin was 57% for the first six months quarter of fiscal year 2004 and 58% in the first six months of fiscal year 2003.

In the first six months of fiscal year 2004, we sold $792,000 of previously written-off inventory and $644,000 of previously written-off inventory was sold in the first six months of fiscal year 2003.

Operating Costs and Expenses. Operating costs and expenses were $33.5 million, or 38% of net sales in the first six months of fiscal year 2004. Operating costs and expenses for the first six months of fiscal year 2003 were $33.0 million, or 33% of net sales. The increase in operating costs and expenses was the result of modest increases in spending in the areas of sales, general and administration, and a decline in research and development.

Operating Income. Operating income was $16.9 million in the first six months of fiscal year 2004, down from operating income of $25.4 million in the first six months of fiscal year 2003. Operating income was impacted by a decline in net sales and a decline in gross margin.

We evaluate segment performance based on net sales and operating income of each segment. Operating income for the Standard Semiconductor Products segment declined 36% in the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003, reflecting a drop in sales and lower gross margin. Standard Semiconductor Products segment operating income was benefited by higher returns on power management and protection products used in portable applications, but was more than offset by lower returns on power management products sold in desktop computer, test and measurement products used in the ATE market. These three product lines had the most impact on the Standard Semiconductor Products’ operating income for the period.

Operating income for the Rectifier, Assembly and Other Products segment declined 3% in the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003. The Rectifier, Assembly and Other Products’ operating income was impacted by lower sales levels.

In the first six months of fiscal year 2003, operating income for the Standard Semiconductor Products segment declined compared to the prior year period. Operating income in the Standard Semiconductor Products segment was hurt by a decline in all product lines, with the exception of the power management product line, which had sales increases and improved profit margin. Test and measurement products, which have operating margins above our corporate average, represented the largest product line decline compared to the prior year period. Operating income for the Rectifier, Assembly and Other Products segment declined in the first six months of fiscal year 2003, reflecting the impact of poor efficiencies associated with a lower sales level.

Interest and Other Income (Expense), Net. Net interest and other income (expense) in the first six months of fiscal year 2004 was an expense of $2.9 million, down from income of $2.7 million in the first six months of fiscal year 2003. Other income and expenses includes interest income from investments, interest expense associated with our convertible subordinated notes, gain on the extinguishment of debt and other items. The decline in net interest and other income (expense) in the first six months of fiscal year 2004 was mostly due to one-time costs for the retirement of debt, partially offset by $2.9 million of gain on the extinguishment of debt. Net interest and other income (expense) in the first six months of fiscal year 2003 included $569,000 of gain on the extinguishment of debt.

Provision for Taxes. Provision for income taxes was $3.4 million for the first six months of fiscal year 2004, compared to $7.0 million in the first six months of fiscal year 2003. The effective tax rate for the first six months of fiscal years 2004 and 2003 were 24% and 25%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets and liabilities.

On February 14, 2000, we completed a private offering of $400.0 million principal amount of convertible subordinated notes that bear interest at the rate of 4 1/2% per annum and are convertible into our common stock at a conversion price of $42.23 per share. The notes were due in 2007 and were callable beginning in February of 2003.

Through an ongoing buyback program, we had bought back and retired a portion of the convertible subordinated notes in open market transactions. On July 18, 2003, we called the remaining $165.0 million outstanding balance of our convertible subordinated notes.

As of July 27, 2003, we had working capital of $256.6 million, compared with $420.9 million as of January 26, 2003. The ratio of current assets to current liabilities as of July 27, 2003 was 11.1 to 1, compared to 12.2 to 1 as of January 26, 2003. The decline in working capital as of July 27, 2003 was mostly the result of a decline in cash and cash equivalents, temporary investment and accrued liabilities.

Cash provided in operating activities was $1.2 million for the first six months of fiscal year 2004, compared to cash provided by operating activities of $32.9 million in the first six months of fiscal year 2003. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $4.5 million and $4.6 million in the first two quarters of fiscal years 2004 and 2003, respectively.

Operating cash flow in the first six months of fiscal year 2004 was positively impacted by net income of $10.7 million and by increases in deferred income taxes and loss on retirement of long-term debt. These were more than offset by increases in receivables, inventories, other assets, accounts payable, accrued liabilities, deferred revenue and income taxes payable.

Net operating cash flows in the first six months of fiscal year 2003 were positively impacted by net income of $21.1 million and by a decrease in inventories, tax benefit from stock option exercises, deferred income taxes, income taxes payable and other assets. These were partially offset by increases in receivables, accounts payable and accrued liabilities.

Investing activities provided $174.7 million in the first two quarters of fiscal year 2004 compared to $41.8 million in the prior year period. Investing activities for both periods consist of changes in temporary investments and long-term investments, and cash used for capital expenditures.

Our financing activities used $240.2 million during the first six months of fiscal year 2004 and $31.1 million in the prior year period. Financing activities reflect the proceeds from stock option exercises and reissuance of treasury stock for stock option exercises, which were more than offset by cash used to retire long-term debt.

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

Contractual Obligations

As of July 27, 2003, we have approximately $7.6 million in operating lease commitments that extend over an eight-year period. The portion of these operating lease payments due during the remainder of fiscal year 2004 is approximately $800,000. Presented below is a comprehensive summary of contractual obligations.

Contractual Obligations (in thousands)	Payments due by period
	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$—	$—	$—	$—	$—
Operating leases	1,534	2,155	1,597	2,361	7,647
Purchase obligations	11,511	—	—	—	11,511

Total contractual cash obligations	$13,045	$2,155	$1,597	$2,361	$19,158

We have a contract (“Purchase obligations” in the table above) with one of our third-party wafer foundries in which we guarantee that wafer foundry a certain minimum level of quarterly business. Under the contract, which runs from April of 2003 until June of 2004, we have agreed to buy approximately $3.1 million of fabricated silicon wafers on a calendar quarter basis from this foundry. If we do not meet this minimum obligation on a quarterly basis, we are obligated to pay the difference. We can earn back any shortfall in a given quarter by purchasing more wafers in a subsequent quarter.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement as of fiscal year 2003 and included the prominent disclosure. Since we continued to use the intrinsic value method, the adoption did not have a material impact on our financial position, results of operations or cash flows.

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

Economic decline may have adverse consequences for our business

We sell our products into several commercial markets, primarily the computer, communication and industrial end-markets, whose performance is tied to the overall economy. Many of these industries have been impacted in the calendar years 2001, 2002 and so far in 2003 due to an economic slowdown in the United States and globally. If the economic conditions continue to worsen or a wider global slowdown occurs, the demand for our products may be reduced. In addition, these economic slowdowns may also affect our customers’ ability to pay for our products. Accordingly, economic slowdowns may harm our business.

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

Fluctuations and seasonality in the personal computer industry and economic downturns in our end-markets may have adverse consequences for our business

Many of our products are used in personal computers and related peripherals. For the second quarter of fiscal year 2004, approximately 42% of our sales were used in computer applications. For the fiscal year ended January 26, 2003, approximately 49% of our sales were used in computer applications. Industry-wide fluctuations in demand for desktop computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

A decline in any of our end-markets, particularly the computer, cellular phone and automated test equipment (ATE) markets, could also harm our business. For the second quarter of fiscal year 2004, approximately 12% of our sales were to ATE customers. For the fiscal year ended January 26, 2003, shipment of our products to the ATE customers represented approximately 13% of our net sales. Consequently, a downturn in the ATE market may adversely affect our business.

In fiscal year 2003, we saw demand from cellular phone manufacturers increase throughout the year. We estimated 26% of our sales in the second quarter of fiscal year 2004 were tied to wireless end-market applications. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, or declines in the number of wireless base stations made, could adversely affect our business.

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

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 69% of net sales in the second quarter of fiscal year 2004. Sales to foreign customers accounted for approximately 67% of net sales in fiscal year 2003. Sales to our customers located in Taiwan and Korea constituted 28% and 13%, respectively, of net sales for fiscal year 2003. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. The identity of our largest customers has varied from year to year. In fiscal year 2002, one of our ATE end customers, including its subcontractors, accounted for approximately 13% of net sales. In the second quarter of fiscal year 2004, two of our Asian distributors accounted for approximately 17% and 11%, respectively, of net sales. For fiscal year 2003 and 2002, one of our Asian distributors accounted for approximately 14% and 12%, respectively, of net sales. As of July 27, 2003, two of the Company’s Asian distributors accounted for approximately 12% and 10%, respectively, of net accounts receivable. Receivables from our customers are not secured by any type of collateral, and likewise are subject to the risk of being uncollectable.

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

We are subject to Government regulations which impose operational requirements

The Company and its suppliers are subject to a variety of United States federal, foreign, state and local governmental laws, rules and regulations, including those related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. If we or our suppliers were to incur substantial additional expenses to acquire equipment or otherwise comply with environmental regulations, product costs could significantly increase, thus harming our business. We are also subject to laws, rules, and regulations related to export licensing and customs requirements, including the North American Free Trade Agreement and State Department and Commerce Department rules. Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of operations, or the imposition of significant administrative, civil, or criminal penalties, any of which could harm our business.

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

Interest Rate Risk

As of July 27, 2003, we had no long-term debt. We do not currently hedge any potential interest rate exposure. Interest rates affect our return on excess cash and investments. A significant decline in interest rates would reduce the amount of interest income generated from our excess cash and investments.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934) are effective based on their evaluation of the controls and procedures as required by the Exchange Act rules.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We periodically become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will materially and adversely affect our business.

On February 7, 2000, we were notified by the United States Environmental Protection Agency (EPA) with respect to the Casmalia Disposal Site in Santa Barbara, California. We have been included in the Superfund program to clean up this disposal site as a result of our involvement in utilizing this site for waste disposal. We have accepted a settlement offer from the EPA and certain Federal and State agencies under which are required to pay approximately $783,000 with respect to the wastes at the Casmalia Disposal Site attributable to us. We recorded $765,000 of the proposed settlement amount as an accrued liability in fiscal year 2002 and recorded an accrued liability to cover the remainder in fiscal year 2003. In April 2003, we paid approximately $732,000 into escrow for the EPA portion of the settlement. The funds in escrow will be released to the EPA, and we will pay the remainder of the settlement, when the settlement becomes final after the public comment period required by law.

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

As contemplated by the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 7, 2003 (“Proxy Statement”), an Annual Meeting of Shareholders was held on June 5, 2003.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act of 1934; there was no solicitation in opposition to the management’s nominees as listed in the Proxy Statement; and all such nominees were elected.

At the June 5, 2003 Annual Meeting, the shareholders of the Company voted on two matters:

First, the shareholders elected the following individuals to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified:

	Votes Cast For	Votes Withheld
Glen M. Antle	67,703,966	940,314
James P. Burra	68,286,164	358,116
Rockell N. Hankin	68,284,964	359,316
James T. Lindstrom	68,286,219	358,061
John L. Piotrowski	67,701,591	942,689
John D. Poe	67,538,626	1,105,654
James T. Schraith.	67,706,963	937,317

Also, the shareholders approved the appointment of Ernst & Young LLP as the Company’s independent public accountant for fiscal year 2004. The appointment was ratified by a vote of 68,380,517 shares, with 236,250 votes against, 27,513 abstentions and no non-votes.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.1	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period covered by this report:

May 27, 2003	To file a press release dated May 27, 2003 regarding financial results for the first quarter of fiscal year 2004 and the Company’s outlook for the second quarter

June 18, 2003	To file a press release dated June 18, 2003 regarding the Company’s redemption of its 4 1/2% Convertible Subordinated Notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: September 9, 2003	/s/ JOHN D. POE
John D. Poe
Chairman of the Board and Chief Executive Officer

Date: September 9, 2003	/s/ DAVID G. FRANZ, JR.
David G. Franz, Jr.
Vice President Finance, Chief Financial Officer, and Secretary