Form 10-Q
period 2003-10-26
SEMTECH CORP
filed 2003-12-10
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 26, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-6395

SEMTECH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2119684
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at December 1, 2003: 73,810,630

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of October 26, 2003, and the results of their operations for the three and nine months then ended and their cash flows for the nine months then ended.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002
Net sales	$48,112	$47,168	$136,698	$148,427
Cost of sales	20,230	20,736	58,429	63,583

Gross profit	27,882	26,432	78,269	84,844

Operating costs and expenses:
Selling, general and administrative	9,271	8,790	27,445	26,018
Product development and engineering	7,533	7,912	22,835	23,709
One time costs	—	1,202	—	1,202

Total operating costs and expenses	16,804	17,904	50,280	50,929

Operating income	11,078	8,528	27,989	33,915
Interest and other (expense) income, net	1,103	10,649	(1,756)	13,368

Income before provision for taxes	12,181	19,177	26,233	47,283
Provision for taxes	2,923	6,137	6,296	13,164

Net income	$9,258	$13,040	$19,937	$34,119

Earnings per share:
Basic	$0.13	$0.18	$0.27	$0.47
Diluted	$0.12	$0.17	$0.26	$0.44

Weighted average number of shares:
Basic	73,704	73,389	73,449	73,139
Diluted	77,902	76,721	77,154	77,430

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	October 26, 2003	January 26, 2003
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$90,310	$137,041
Temporary investments	91,961	273,382
Receivables, less allowances	20,614	17,676
Inventories	20,974	16,351
Income taxes refundable	5,795	—
Deferred income taxes	5,767	11,731
Other current assets	3,550	2,267

Total current assets	238,971	458,448
Property, plant and equipment, net	48,891	51,547
Investments, maturities in excess of 1 year	78,013	78,624
Deferred income taxes	24,779	27,143
Other assets	365	4,784

Total Assets	$391,019	$620,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,182	$5,725
Accrued liabilities	14,539	26,596
Income taxes payable	2,454	3,593
Deferred revenue	1,876	1,583
Other current liabilities	14	39

Total current liabilities	29,065	37,536
Long-term debt	—	241,570
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 74,054,015 issued and 73,831,880 outstanding on October 26, 2003 and 74,006,614 issued and 73,165,414 outstanding on January 26, 2003	742	740
Treasury stock, at cost, 222,135 shares as of October 26, 2003 and 841,200 shares as of January 26, 2003	(4,045)	(9,072)
Additional paid-in capital	184,323	182,524
Retained earnings	180,864	165,640
Accumulated other comprehensive income	70	1,608

Total Stockholders’ equity	361,954	341,440

Total Liabilities and Stockholders’ Equity	$391,019	$620,546

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	October 26, 2003	October 27, 2002
Cash flows from operating activities:
Net income	$19,937	$34,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,804	7,127
Deferred income taxes	8,328	1,447
Tax benefit of stock option exercises	953	8,845
(Gain) Loss on retirement of long-term debt	3,909	(11,223)
(Gain) Loss on disposition of property, plant and equipment	(109)	614
Provision for doubtful accounts	118	131
Changes in assets and liabilities:
Receivables	(3,056)	(2,061)
Inventories	(4,623)	2,658
Other assets	(394)	3,828
Accounts payable and accrued liabilities	(7,600)	(5,460)
Deferred revenue	293	304
Income taxes payable/refundable	(6,934)	4,066
Other liabilities	(25)	(3)

Net cash provided by operating activities	17,601	44,392
Cash flows from investing activities:
Temporary investments, net	180,544	92,106
Long-term investments, net	(40)	66,072
Additions to property, plant and equipment	(4,389)	(8,476)

Net cash provided by investing activities	176,115	149,702
Cash flows from financing activities:
Exercise of stock options	847	10,739
Repurchase of treasury stock	(4,021)	(7,806)
Cost of buyback of convertible subordinated notes	(72,356)	(96,127)
Retirement of convertible subordinated notes	(169,243)	—
Reissuance of treasury stock	4,336	—

Net cash used in financing activities	(240,437)	(93,194)
Effect of exchange rate changes on cash and cash equivalents	(10)	(2,640)

Net increase (decrease) in cash and cash equivalents	(46,731)	98,260
Cash and cash equivalents at beginning of period	137,041	46,300

Cash and cash equivalents at end of period	$90,310	$144,560

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Earnings Per Share and Stock Based Compensation

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in the third quarters of fiscal years 2004 and 2003 were 73,704,000 and 73,389,000, respectively. For the first nine months of fiscal years 2004 and 2003, the weighted average number of shares used to compute basic earnings per share were 73,449,000 and 73,139,000, respectively. The weighted average number of shares used to compute diluted earnings per share in the third quarters of fiscal years 2004 and 2003 were 77,902,000 and 76,721,000, respectively. For the first nine months of fiscal years 2004 and 2003, the weighted average number of shares used to compute diluted earnings per share were 77,154,000 and 77,430,000, respectively.

Options to purchase approximately 3,049,000 and 4,751,000 shares, respectively, were not included in the computation of third quarters of fiscal years 2004 and 2003 diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 5,442,000 and 1,737,000 shares, respectively, were not included in the computation of the first nine months of fiscal years 2004 and 2003 diluted net income per share because such options were considered anti-dilutive. Shares associated with the Company’s previously outstanding convertible subordinated notes were not included in the computation of earning per share as they were anti-dilutive.

Stock-Based Compensation

The Company accounts for its employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”

SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the indicated period as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for the third quarters and first nine months of fiscal years 2004 and 2003 would have been reduced to the following pro forma amounts:

Pro Forma Net Income (in thousands)	Three Months Ended		Nine Months Ended
	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002
Net income as reported	$9,258	$13,040	$19,937	$34,119
Additional pro forma compensation expense	9,170	8,592	23,918	25,777
Tax benefit of pro forma compensation expense	(2,201)	(2,216)	(5,813)	(6,650)

Pro forma net income	$2,289	$6,664	$1,832	$14,992

Pro forma earnings per share - basic	$0.03	$0.09	$0.02	$0.20
Pro forma earnings per share - diluted	$0.03	$0.09	$0.02	$0.19

The pro forma effect on net income for the third quarters and first nine months of fiscal years 2004 and 2003 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility.

2. Business Segments and Concentrations of Risk

As of January 26, 2003, the Company operates in two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. In previous years, the Company had a segment entitled Other Products, which in fiscal year 2003 and fiscal year 2002 were 0.5% and 3%, respectively, of net sales. The Other Product Category has been combined with the Rectifier and Assembly Products segment, and is now referred to as the Rectifier, Assembly and Other Products segment. The Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years. Certain balances from the prior year’s corresponding quarter have been reclassified to be consistent with the current quarter’s presentation.

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

Net Sales (in thousands)	Three Months Ended		Nine Months Ended
	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002
Standard Semiconductor Products	$45,941	$45,252	$129,448	$140,780
Rectifier, Assembly and Other Products	2,171	1,916	7,250	7,647

Total Net Sales	$48,112	$47,168	$136,698	$148,427

Operating Income (in thousands)	Three Months Ended		Nine Months Ended
	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002
Standard Semiconductor Products	$10,520	$9,540	$25,753	$33,191
Rectifier, Assembly and Other Products	558	190	2,236	1,926
Non-segment specific one-time costs	0	(1,202)	0	(1,202)

Total Operating Income	$11,078	$8,528	$27,989	$33,915

In the third quarter of fiscal year 2004, one of the Company’s Asian distributors accounted for approximately 16% of net sales. In the third quarter of fiscal year 2003, this Asian distributor accounted for approximately 15% of net sales. For the first nine months of fiscal year 2004, this Asian distributor and another distributor also in Asia accounted for approximately 15% and 11%, respectively, of net sales. For the first nine months of fiscal year 2003, this Asian distributor accounted for 14% of net sales. One original equipment manufacturer (OEM) customer that makes computer gaming systems, when combined with its subcontractors, accounted for 11% of net sales in the third quarter of fiscal year 2003.

As of October 26, 2003, one of the Asian distributors referred to above accounted for approximately 16% of net accounts receivable. Receivables from customers are not secured by any type of collateral.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Net Sales (in thousands)	Three Months Ended		Nine Months Ended
	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002
Domestic	$15,299	$16,367	$42,980	$49,366
Asia-Pacific	28,723	27,782	82,098	88,624
Europe	4,090	3,019	11,620	10,437

Total Net Sales	$48,112	$47,168	$136,698	$148,427

Long-lived assets located outside the United States as of October 26, 2003 and January 26, 2003 were approximately $9.9 million and $9.3 million, respectively.

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

The Company realized interest income of $1.1 million and $3.8 million during the third quarters of fiscal years 2004 and 2003, respectively. For the first nine months of fiscal years 2004 and 2003, interest income was $6.3 million and $14.7 million, respectively.

4. Inventories

Inventories consisted of the following:

Inventories (in thousands)
	October 26, 2003	January 26 2003
Raw materials	$448	$536
Work in progress	13,452	9,449
Finished goods	7,074	6,366

Total Inventories	$20,974	$16,351

5. Comprehensive Income

For the first nine months of fiscal year 2004, comprehensive income was $18.4 million, which reflects a decline in the unrealized gain to an unrealized loss the Company recorded for its available-for-sale securities of $1.5 million and a loss of $10,000 for translation adjustments. For the first nine months of fiscal year 2003, comprehensive income was $12.3 million, which reflects a decline in the unrealized gain the Company recorded for its available-for-sale securities of $796,000 and a gain of $12,000 for translation adjustments.

6. Stock and Convertible Subordinated Debt Repurchase Programs

On January 4, 2001, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. In fiscal year 2002, the Company indicated that its Board had authorized an additional $50.0 million in buybacks, increasing the total amount authorized under the buyback program to $100.0 million. In fiscal year 2003, the Company indicated that its Board had authorized an additional $100.0 million in buybacks, increasing the total amount authorized under the buyback program to $200.0 million. In the first quarter of fiscal year 2004, the Company indicated that its Board had authorized an additional $75.0 million in buybacks, increasing the total amount authorized under the buyback program to $275.0 million. On July 18, 2003 the Company called the remaining outstanding balance of convertible subordinated notes and amended the buyback program to authorize only the repurchase of common stock.

As of October 26, 2003, the Company had repurchased 2,291,200 shares of its common stock at a cost of $46.3 million under this program. Of these repurchased shares of common stock, all but 222,135 shares have been reissued as a result of stock options exercises. As of October 26, 2003, the Company had repurchased 234,999 convertible subordinated notes (face value of $1,000 each) for $212.5 million in cash in open market transactions. The Company retired all repurchased notes and called the remaining convertible subordinated notes on July 18, 2003.

For the first nine months of fiscal year 2004, the Company repurchased 76,569 convertible subordinated notes (face value of $1,000 each), resulting in a pre-tax net gain of $2.9 million. In the third quarter of fiscal year 2003, the Company repurchased 65,200 convertible subordinated notes (face value of $1,000 each), resulting in a pre-tax gain of $10.7 million. For the first nine months of fiscal year 2003, the Company repurchased 107,350 convertible subordinated notes (face vale of $1,000 each), resulting in a pre-tax net gain of $11.2 million.

7. Convertible Subordinated Notes

On February 14, 2000, the Company completed a private offering of $400.0 million principal amount of convertible subordinated notes that pay interest semiannually at a rate of 4½% and were convertible into common stock at a conversion price of $42.23 per share. The notes were due on February 1, 2007 and were callable by the Company on or after February 6, 2003. Since the offering date, the Company had repurchased through a buyback program a portion of the convertible subordinated notes in open market transactions and on July 18, 2003, the Company called the remaining convertible subordinated notes.

In connection with the issuance of these convertible subordinated notes, the Company incurred $11.5 million in underwriter fees and other costs. The underwriter fees and other costs were amortized as interest expense using the effective interest method for outstanding notes and written off against the gain for those notes repurchased and retired prior to maturity. The Company used the net proceeds of the offering for general corporate purposes, including working capital, expansion of sales, marketing and customer service capabilities, and product development. In addition, the Company could have used a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

For the third quarter of fiscal year 2004, there were no Company convertible subordinated notes outstanding and likewise there was no interest expense associated with them. In the third quarter of fiscal year 2003, the Company incurred $3.5 million in interest expense associated with the convertible subordinated notes. For the first nine months of fiscal years 2004 and 2003, the Company incurred $4.2 million and $12.1 million, respectively, in interest expense associated with the convertible subordinated notes.

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

8. Commitments and Contingencies

On March 28, 2003, the Company announced that it had resolved a customer dispute. Under the terms of the settlement, the Company agreed to pay the customer $12.0 million in cash in two equal annual installments, plus rebates on the future purchase of certain products by the customer over a two year period. The rebates, which can be up to 10%, are dependent upon the amount of eligible products the customer purchases. In the first quarter of fiscal year 2004, the Company made a $6.0 million cash payment to the customer, representing the first of two payments equaling the $12.0 million settlement. The second cash payment is due in the first quarter of fiscal year 2005. Amounts accrued for the rebates through the third quarter have not been material. The Company is vigorously pursuing insurance coverage for the full value of the settlement, but is unable to estimate the size of, if any, eventual insurance settlement or to give a tentative date for when an insurance settlement might be reached.

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

On February 7, 2000, the Company was notified by the United States Environmental Protection Agency (EPA) with respect to the Casmalia Disposal Site in Santa Barbara, California. The Company has been included in the Superfund program to clean up this disposal site because it used this site for waste disposal. The Company accepted a settlement offer from the EPA and certain Federal and State agencies under which it was required to pay approximately $783,000 with respect to the wastes at the Casmalia Disposal Site attributable to the Company. The Company recorded $765,000 of the proposed settlement amount as an accrued liability in fiscal year 2002 and recorded an accrued liability to cover the remainder in fiscal year 2003. The Company paid approximately $732,000 of the settlement in April 2003 and paid the remainder in October 2003.

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

9. Product Warranty and Indemnification

The Company’s general warranty policy provides for repair or replacement of defective parts or a refund of the purchase price. In certain instances the Company has agreed to warranty terms, including some indemnification provisions that could prove to be significantly more costly. If there is a substantial increase in the rate of customer claims, if the Company’s estimates of probable losses relating to identified warranty exposures prove inaccurate, or its efforts to contractually limit liability prove inadequate, the Company may record a charge against future cost of sales. Other than the customer dispute resolved in March 2003, over at least the last decade warranty expense has been immaterial to our financial statements.

The Company indemnifies certain customers, distributors, and other parties for damages, costs, and attorneys fees in certain circumstances in which the Company’s products are alleged to infringe third party intellectual property rights. In some cases there are limits on and exceptions to the Company’s potential liability for this indemnification. The Company cannot estimate the amount of potential future payments, if any, that the Company might be required to make as a result of these agreements. Over at least the last decade, the Company has not incurred any significant expense as a result of these agreements. Accordingly, the Company has not accrued any amounts for such indemnification obligations. However, there can be no assurances that the Company will not incur expense under these indemnification provisions in the future.

10. Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this statement as of fiscal year 2003 and included the prominent disclosure. Since the Company continued to use the intrinsic value method, the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the third quarter of fiscal year 2004 were 50% of net sales. The remaining 50% of net sales were made through independent distributors.

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

Our business involves significant reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the third quarter ended October 26, 2003, approximately 50% (calculated based on acquisition cost) of our silicon was manufactured in China. Foreign sales for the third quarter of fiscal year 2004 constituted approximately 68% of our net sales. Approximately 88% of foreign sales were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe.

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

On an ongoing basis, we evaluate and discuss with our audit committee our estimates, including those related to our allowance for doubtful accounts and sales returns, inventory reserves, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Our critical accounting policies and estimates do not vary between our two reportable segments. Actual results may differ from these estimates.

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. In fiscal year 2002, we changed our investment classification from “hold to maturity” to “available for sale” because we expected to sell some securities prior to maturity. There is a loss, net of tax, for the unrealized decline in the market value of our temporary and long-term investments of $463,000 and $796,000 included in comprehensive income for the third quarters of fiscal years 2004 and 2003, respectively.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we must estimate our income tax liability in each of the jurisdictions in which we operate. This process involves management judgment in assessing our current tax liabilities and determining the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. Management continually evaluates whether it is likely that our deferred tax assets will be recovered from future taxable income. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

RESULTS OF OPERATIONS

Comparison Of The Three Months Ended October 26, 2003 and October 27, 2002

Net Sales. Net sales for the third quarter of fiscal year 2004 were $48.1 million, an increase of 2% compared to $47.2 million for the third quarter of fiscal year 2003. Overall macro-economic and semiconductor industry conditions improved in the third quarter of fiscal year 2004 compared to the prior year period. Demand for our products in the third quarter of fiscal year 2004 was strongest from portable applications, such as notebook computers and cellular phones. The weakest demand was from the desktop computer and ATE end-markets as compared to the prior year. In the third quarter of fiscal year 2003, demand for our products was stable across most end-markets, and was strongest out of the ATE and desktop computer end-market segments.

Standard Semiconductor Products represented 95% of net sales in the third quarter of fiscal year 2004, while 5% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 96% of net sales in the third quarter of fiscal year 2003 and Rectifier, Assembly and Other Products’ sales were 4%. Sales of Standard Semiconductor Products increased 2% in the third quarter of fiscal year

2004 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 13% in the third quarter of fiscal year 2004 as compared to the prior year period.

The small increase in sales of Standard Semiconductor Products in the third quarter of fiscal year 2004 reflected general strength in the notebook and cellular phone end-markets, that were partially offset by declines in desktop computer, computer gaming and the ATE markets compared to the prior year. Our power management product line benefited from strength in portable applications, while power management products used in desktop computers and computer gaming systems were negatively impacted by weakness in those end-markets. Weakness in the ATE market negatively impacted our test and measurement product line. These two product lines had the most impact on the Standard Semiconductor Products’ sales for the period.

Sales of our Rectifier, Assembly and Other Products grew by $255,000 in the third quarter of fiscal year 2004 compared to the prior year period. While sales in this segment did increase, the products are older technology products and other non-strategic product offerings which we have de-emphasized due to their lower revenue and margin opportunities.

In the third quarter of fiscal year 2003, sales of Standard Semiconductor Products were higher than the prior year period due in part to improved demand for products used in portable applications and the ATE end-market. Sales of our Rectifier, Assembly and Other Products segment declined in the third quarter of fiscal year 2003 compared to the prior year due to weak industry conditions, a strategic focus on proprietary products and the de-emphasis of custom and foundry services.

Gross Profit. Gross profit for the third quarter of fiscal year 2004 was $27.9 million, compared to $26.4 million for the prior year period. The increase was due to higher sales and a higher gross margin. Our gross margin was 58% for the third quarter of fiscal year 2004 and 56% in the third quarter of fiscal year 2003.

In the third quarter of fiscal year 2004, we sold $157,000 of previously written-off inventory and $218,000 of previously written-off inventory was sold in the third quarter of fiscal year 2003.

Operating Costs and Expenses. Operating costs and expenses were $16.8 million, or 35% of net sales in the third quarter of fiscal year 2004. Operating costs and expenses for the third quarter of fiscal year 2003 were $17.9 million, or 38% of net sales. Operating costs and expenses for the third quarter of fiscal year 2003 include $852,000 of one-time costs for an expected loss on the sub-lease of our New York office and $350,000 of one-time costs for asset impairment at the Corpus Christi, Texas wafer fabrication facility.

Operating Income. Operating income was $11.1 million in the third quarter of fiscal year 2004, up from operating income of $8.5 million in the third quarter of fiscal year 2003. Operating income was impacted by an increase in net sales, higher gross margin and lower operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Operating income for the Standard Semiconductor Products segment improved 10% in the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003, reflecting higher sales and gross margin. Standard Semiconductor Products segment operating income was benefited by higher returns on power management products used in portable applications, but was partially offset by lower returns on power management products sold in the desktop computer market and lower sales levels of test and measurement products used in the ATE market that have above corporate average operating margins. These three product lines had the most impact on the Standard Semiconductor Products’ operating income for the period.

Operating income for the Rectifier, Assembly and Other Products segment improved 194% or $368,000 in the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003. The Rectifier, Assembly and Other Products’ operating income was most impacted by higher sales and reduced operating expenses.

Operating income in the third quarter of fiscal year 2003 for the Standard Products segment was $9.5 million, up from $7.9 million in the third quarter of fiscal year 2002. Operating income in the Standard Products segment was benefited by increased sales and high margins, but partially offset by higher operating expenses. Operating income for the Rectifier, Assembly and Other Products segment declined in the third quarter of fiscal year 2003 compared to the prior year, reflecting the impact of poor efficiencies associated with a lower sales level.

Interest and Other Income (Expense), Net. Net interest and other income (expense) was an income of $1.1 million in the third quarter of fiscal year 2004. Net interest and other income (expense) in the third quarter of fiscal year 2003 was income of $10.6 million. In the third quarter of fiscal year 2003 there was $10.7 million of pre-tax gain on the repurchase of our convertible subordinated notes that was partially offset by interest expense and other items.

Other income and expenses includes interest income from investments, interest expense associated with our previously outstanding convertible subordinated notes, gain on the extinguishment of debt and other items. The decline in net interest and other income (expense) in the third quarter of fiscal year 2004 was mostly due to an absence of one-time gains on the extinguishment of debt.

Provision for Taxes. Provision for income taxes was $2.9 million for the third quarter of fiscal year 2004, compared to $6.1 million in the third quarter of fiscal year 2003. The effective tax rate for the third quarters of fiscal years 2004 and 2003 were 24% and 32%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions and declines in one-time gains that are taxed at a rate higher than the corporate average.

Comparison Of The Nine months Ended October 26, 2003 and October 27, 2002

Net Sales. Net sales for the first nine months of fiscal year 2004 were $136.7 million, down from $148.4 million for the first nine months of fiscal year 2003. Demand for our products in the first nine months of fiscal year 2004 was weak out of the desktop computer, computer gaming and ATE end-markets, only partially offset by strength in portable applications, such as notebook computers and cellular phones.

Standard Semiconductor Products represented 95% of net sales in the first nine months of fiscal year 2004, while 5% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 95% of net sales in the first nine months of fiscal year 2003 and Rectifier, Assembly and Other Products’ sales were 5%. Sales of Standard Semiconductor Products declined 8% in the first nine months of fiscal year 2004 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products declined 5% over the prior year period.

The decline in sales of Standard Semiconductor Products in the first nine months of fiscal year 2004 reflected general declines in most end-markets, with the desktop computer, computer gaming and ATE segments being the weakest. Standard Semiconductor Products sales for portable applications, such as notebook computers and cellular phones, were up over the prior year period. Our power management and protection product line benefited from strength in portable applications, while power management products used in desktop computers and computer gaming systems were negatively impacted by weakness in those end-markets. Weakness in the ATE market negatively impacted our test and measurement product line. These three product lines had the most impact on the Standard Semiconductor Products’ sales for the period.

Sales of our Rectifier, Assembly and Other Products declined in the first nine months of fiscal year 2004 compared to the prior year period due to declining demand for these older technology products and other non-strategic product offerings which we have de-emphasized due to their lower revenue and margin opportunities.

In the first nine months of fiscal year 2003, Standard Semiconductor Products were higher than the prior year period due in part to a year-over-year modest improvement in the overall semiconductor industry. Sales of our Rectifier, Assembly and Other Products segment declined in the first nine months of fiscal year 2003 due to weak industry conditions, a strategic focus on proprietary products and the de-emphasis of custom and foundry services.

Gross Profit. Gross profit for the first nine months of fiscal year 2004 was $78.3 million, compared to $84.8 million for the prior year period. The decline was due to lower sales. Our gross margin was 57% for the first nine months of fiscal years 2004 and 2003.

In the first nine months of fiscal year 2004, we sold $949,000 of previously written-off inventory and $862,000 of previously written-off inventory was sold in the first nine months of fiscal year 2003.

Operating Costs and Expenses. Operating costs and expenses were $50.3 million, or 37% of net sales in the first nine months of fiscal year 2004. Operating costs and expenses for the first nine months of fiscal year 2003 were $50.9 million, or 34% of net sales. The slight decline in operating costs and expenses was the result of modest increases in spending in the areas of sales, general and administration, and a decline in research and development and one-time costs.

Operating Income. Operating income was $28.0 million in the first nine months of fiscal year 2004, down from operating income of $33.9 million in the first nine months of fiscal year 2003. Operating income was most impacted by a decline in net sales.

We evaluate segment performance based on net sales and operating income of each segment. Operating income for the Standard Semiconductor Products segment declined 22% in the first nine months of fiscal year 2004 as compared to the first nine months of fiscal year 2003, reflecting a drop in sales. Standard Semiconductor Products segment operating income was benefited by higher returns on power management and protection products used in portable applications, but was more than offset by lower returns on power management products sold into the desktop computer market segment and test and measurement products used in the ATE market. These three product lines had the most impact on the Standard Semiconductor Products’ operating income for the period.

Operating income for the Rectifier, Assembly and Other Products segment increased 16% in the first nine months of fiscal year 2004 as compared to the first nine months of fiscal year 2003. The Rectifier, Assembly and Other Products’ operating income was impacted by better manufacturing efficiencies and lower spending.

In the first nine months of fiscal year 2003, operating income for the Standard Semiconductor Products segment increased compared to the prior year period. Operating income in the Standard Semiconductor Products segment was benefited by increased sales, a higher gross margin and the absence of large one-time costs for the write-down of inventory and discontinuation of certain products compared to the prior year period. Operating income for the

Rectifier, Assembly and Other Products segment decreased due to a decline in sales and lower operating efficiencies.

Interest and Other Income (Expense), Net. Net interest and other income (expense) in the first nine months of fiscal year 2004 was an expense of $1.8 million, down from income of $13.4 million in the first nine months of fiscal year 2003.

Other income and expenses includes interest income from investments, interest expense associated with our previously outstanding convertible subordinated notes, gain on the extinguishment of debt and other items. The decline in net interest and other income (expense) in the first nine months of fiscal year 2004 was mostly due to one-time costs for the retirement of debt, partially offset by $2.9 million of gain on the extinguishment of debt. Net interest and other income (expense) in the first nine months of fiscal year 2003 included $11.2 million of gain on the extinguishment of debt.

Provision for Taxes. Provision for income taxes was $6.3 million for the first nine months of fiscal year 2004, compared to $13.2 million in the first nine months of fiscal year 2003. The effective tax rate for the first nine months of fiscal years 2004 and 2003 were 24% and 28%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions and declines in one-time gains that are taxed at a rate higher than the corporate average.

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

Through an ongoing buyback program, we had bought back and retired a portion of the convertible subordinated notes in open market transactions. On July 18, 2003, we called the remaining $165.0 million outstanding balance of the convertible subordinated notes.

As of October 26, 2003, we had working capital of $209.9 million, compared with $420.9 million as of January 26, 2003. The ratio of current assets to current liabilities as of October 26, 2003 was 8.2 to 1, compared to 12.2 to 1 as of January 26, 2003. The decline in working capital as of October 26, 2003 was mostly the result of a decline in cash and cash equivalents, temporary investment and accrued liabilities.

Cash provided in operating activities was $17.6 million for the first nine months of fiscal year 2004, compared to cash provided by operating activities of $44.4 million in the first nine months of fiscal year 2003. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $6.8 million and $7.1 million in the first three quarters of fiscal years 2004 and 2003, respectively.

Operating cash flow in the first nine months of fiscal year 2004 was positively impacted by net income of $19.9 million and by increases in deferred income taxes, tax benefit of stock option exercises and loss on retirement of long-term debt. These were more than offset by increases in receivables, inventories, other assets, accounts payable, accrued liabilities, deferred revenue and income taxes payable.

Net operating cash flows in the first nine months of fiscal year 2003 were positively impacted by net income of $34.1 million and by a decrease in inventories, tax benefit from stock option exercises, deferred income taxes, income taxes payable and other assets. These were partially offset by increases in receivables, accounts payable and accrued liabilities.

Investing activities provided $176.1 million in the first three quarters of fiscal year 2004 compared to $149.7 million in the prior year period. Investing activities for both periods consist of changes in temporary investments and long-term investments, and cash used for capital expenditures.

Our financing activities used $240.4 million during the first nine months of fiscal year 2004 and $93.2 million in the prior year period. Financing activities reflect the proceeds from stock option exercises and reissuance of treasury stock for stock option exercises, which were more than offset by cash used to retire long-term debt and repurchase treasury stock.

In order to develop, design and manufacture new products, we have incurred significant expenditures in recent years. We expect to continue these investments aimed at developing new products, including the hiring of many design and applications engineers and related purchase of equipment. Our intent is to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by operations and investments.

Purchases of new capital equipment were made to expand our test capacity and support other engineering functions, including product design and qualification. These purchases were funded from our operating cash flows and cash reserves. We believe that operating cash flows and cash reserves are sufficient to fund operations and capital expenditures for the foreseeable future.

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

Contractual Obligations

As of October 26, 2003, we have approximately $7.5 million in operating lease commitments that extend over an eight-year period. The portion of these operating lease payments due during the remainder of fiscal year 2004 is approximately $400,000. Presented below is a comprehensive summary of contractual obligations.

Contractual Obligations
(in thousands)	Payments due by period
	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$—	$—	$—	$—	$—
Operating leases	1,643	2,039	1,591	2,218	7,491
Purchase obligations	8,371	—	—	—	8,371

Total contractual cash obligations	$10,014	$2,039	$1,591	$2,218	$15,862

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

Internet Access to Semtech Financial Documents

We maintain a website at http://www.semtech.com. This website address is not an active hyperlink to our website. Information on our website does not form part of this document. We make available free of charge, either by direct access on our website or a link to the SEC website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at http://www.sec.gov.

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

Economic decline may have adverse consequences for our business

We sell our products into several commercial markets, primarily the computer, communication and industrial end-markets, whose performance is tied to the overall economy. Many of these industries were impacted in calendar years 2001, 2002 and in the first half of 2003 due to an economic slowdown in the United States and globally. If the economic slowdown were to return or a wider global slowdown occurs, the demand for our products may be reduced. In addition, these economic slowdowns may also affect our customers’ ability to pay for our products. Accordingly, economic slowdowns may harm our business.

The cyclical nature of the electronics and semiconductor industries may limit our ability to maintain or increase revenue and profit levels during industry downturns

The semiconductor industry is highly cyclical and has experienced significant downturns, which are characterized by reduced product demand, production overcapacity, increased levels of inventory, industry-wide fluctuations in the demand for semiconductors and an erosion in average prices. The occurrence of these conditions has adversely affected our business in the past. During the calendar years 1999 and 2000, high consumption levels by electronics manufacturers was a major driver of demand for semiconductors, including the products we sell. However, calendar year 2001 was a year of significant decline for the overall semiconductor and electronics industries and, consequently, our business suffered. In calendar year 2002 and in the first half of calendar year 2003, semiconductor and electronic industry conditions were weak, with declines in average selling prices offsetting gains in unit shipment growth. Past downturns in the semiconductor industry have resulted in a sudden impact on the semiconductor and capital equipment markets. Consequently, any future downturns in the semiconductor industry may harm our business. In addition, the semiconductor manufacturing industry recently experienced conditions of manufacturing overcapacity. If these overcapacity conditions were to persist or recur, they could lead to excess production in the industry and result in a decrease in the prices of our products.

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

Fluctuations and seasonality in the personal computer industry and economic downturns in our end-markets may have adverse consequences for our business

Many of our products are used in personal computers and related peripherals. For the third quarter of fiscal year 2004, approximately 41% of our sales were used in computer applications. For the fiscal year ended January 26, 2003, approximately 49% of our sales were used in computer applications. Industry-wide fluctuations in demand for desktop and notebook computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and third quarters.

A decline in any of our end-markets, particularly the computer, cellular phone and automated test equipment (ATE) markets, could also harm our business. For the third quarter of fiscal year 2004, approximately 12% of our sales were to ATE customers. For the fiscal year ended January 26, 2003, shipment of our products to the ATE customers represented approximately 13% of our net sales. Consequently, a downturn in the ATE market may adversely affect our business.

In fiscal year 2003 and so far in fiscal year 2004, we saw demand from cellular phone manufacturers increase significantly. We estimated 28% of our sales in the third quarter of fiscal year 2004 were tied to wireless end-market applications. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, or declines in the number of wireless base stations made, could adversely affect our business.

We obtain many essential components and materials and certain critical manufacturing services from a limited number of suppliers and subcontractors, including foreign-based entities

Our reliance on a limited number of outside subcontractors and suppliers for silicon wafers, packaging, test and certain other processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks may be attributable to several factors including limitation on resources, labor problems, equipment failures or the occurrence of natural disasters. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments and harm our business. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For fiscal year 2003, approximately 66% of our silicon, in terms of finished wafers, was supplied by a third-party foundry in China and this percentage could be even higher for all of fiscal year 2004. A majority of our package and test operations are performed by third-party contractors that are based in Malaysia, the Philippines and China. Our international business activities, in general, are subject to a variety of potential risks resulting from certain political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, either of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.

We may be unsuccessful in developing and selling new products required to maintain or expand our business

We operate in a dynamic environment characterized by price erosion, rapid technological change and design and other technological obsolescence. Our competitiveness and future success depend on our ability to achieve design wins for our products with current and future customers and introduce new or improved products that meet customer needs while achieving favorable margins. A failure to achieve design wins, to introduce new products in a timely manner or to achieve market acceptance for new products, could harm our business.

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

Our products may be found to be defective, product liability claims may be asserted against us and we may not have sufficient liability insurance

One or more of our products may be found to be defective after shipment, requiring a product replacement, recall or a software solution which would cure the defect but impede performance of the product. We may also be subject to product returns which could impose substantial costs and harm our business.

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

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 68% of net sales in the third quarter of fiscal year 2004. Sales to foreign customers accounted for approximately 67% of net sales in fiscal year 2003. Sales to our customers located in Taiwan and Korea constituted 28% and 13%, respectively, of net sales for fiscal year 2003. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. The identity of our largest customers has varied from year to year. In fiscal year 2002, one of our ATE end customers, including its subcontractors, accounted for approximately 13% of net sales. In the third quarter of fiscal year 2004, one of our Asian distributors accounted for approximately 16% of net sales. In the third quarter of fiscal year 2003, this Asian distributor accounted for approximately 15% of net sales. For the first nine months of fiscal year 2004, this Asian distributor and another distributor also in Asia accounted for approximately 15% and 11%, respectively, of net sales. For the first nine months of fiscal year 2003, this Asian distributor accounted for 14% of net sales.

As of October 26, 2003, one of the Asian distributors referred to above accounted for approximately 16% of net accounts receivable. Receivables from our customers are not secured by any type of collateral, and likewise are subject to the risk of being uncollectable.

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

Certain of our assets, including certain bank accounts and accounts receivable, exist in nondollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The nondollar-denominated currencies are principally Euros, Swiss Francs and British Pounds Sterling. Additionally, certain of our current and long-term liabilities are denominated principally in British Pounds Sterling currency, which are also sensitive to foreign currency exchange rate fluctuations.

Substantially all of our foreign sales are denominated in United States dollars. Currency exchange fluctuations in countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

Interest Rate Risk

As of October 26, 2003, we had no long-term debt. We do not currently hedge any potential interest rate exposure. Interest rates affect our return on excess cash and investments. A significant decline in interest rates would reduce the amount of interest income generated from our excess cash and investments.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 ) are effective based on their evaluation of the controls and procedures as required by the Exchange Act rules.

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

On February 7, 2000, we were notified by the United States Environmental Protection Agency (EPA) with respect to the Casmalia Disposal Site in Santa Barbara, California. We have been included in the Superfund program to clean up this disposal site as a result of our involvement in utilizing this site for waste disposal. We accepted a settlement offer from the EPA and certain Federal and State agencies under which we were required to pay approximately $783,000 with respect to the wastes at the Casmalia Disposal Site attributable to us. We recorded $765,000 of the proposed settlement amount as an accrued liability in fiscal year 2002 and recorded an accrued liability to cover the remainder in fiscal year 2003. We paid approximately $732,000 of the settlement in April 2003 and the remainder in October 2003.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Restated Certificate of Incorporation

3.2	Bylaws of Semtech Corporation

10.1	Arrangements with John D. Poe

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period covered by this report:

August 26, 2003	To furnish a press release dated August 26, 2003 regarding financial results for the second quarter of fiscal year 2004 and forward-looking statements with respect to the Company’s future performance and results

August 26, 2003	To report that Jason L. Carlson would become Chief Executive Officer and a member of the Board of Directors on October 6, 2003 and that John D. Poe, the current Chief Executive Officer, would continue as Chairman of the Board.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION Registrant

Date: December 9, 2003	/s/ Jason L. Carlson
Jason L. Carlson President and Chief Executive Officer

Date: December 9, 2003	/s/ David G. Franz, Jr.
David G. Franz, Jr. Vice President Finance, Chief Financial Officer