Form 10-K
period 2004-01-25
SEMTECH CORP
filed 2004-04-09
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 25, 2004

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)     Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 25, 2003 (the last business day of the Company’s most recently completed second fiscal quarter) was approximately $846,248,538. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding at April 1, 2004 was 74,324,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 10, 2004.

SEMTECH CORPORATION

INDEX TO FORM 10-K

FOR THE YEAR ENDED JANUARY 25, 2004

This Annual Report on Form 10-K for the year ended January 25, 2004 (the “Form 10-K”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as “expects,” “anticipates,” “intends,” “estimates,” “believes” and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations.

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

PART I

ITEM 1. BUSINESS

General

We are a leading supplier of analog and mixed-signal semiconductors and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, computer gaming systems, personal digital assistants (PDAs), cellular phones, wireline networks, wireless base stations and test systems. Our end-customers are primarily original equipment manufacturers and their suppliers, including Agilent, Cisco, Compal Electronics, Dell, Hewlett Packard, IBM, Intel, Lucky Goldstar, Microsoft, Motorola, Quanta Computer, Samsung, Sony and Unisys.

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

Semtech End-Markets

A majority of our products are sold to customers in the computer, communications and industrial markets. Until nine years ago, we had largely been focused on serving the military and aerospace market. We used the desktop segment of the computer market as our first major entry into the commercial marketplace for our circuits. Six years ago, approximately half of our revenues were derived from desktop computer related applications. In recent years, we have seen relative growth from the communications and industrial markets as a percentage of the total. We have also seen a greater diversification within our computer market segment, beyond our initial focus on desktop computer applications. For the fiscal year ended January 25, 2004, our revenues from the computer and communications end-markets were 40% each. The remaining 20% of net sales were from industrial, military and aerospace, and various other end-markets.

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

Leverage outsourced semiconductor fabrication capacity

We outsource most of our production and manufacturing in order to focus more of our resources on defining, developing and selling our products. We use outside wafer foundries that are based in Asia, the United States and Europe. Our largest wafer source is a foundry based in China. We believe that outsourcing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk and a more variable cost of goods, which provides us with greater operating flexibility.

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

Diversify into new markets

We intend to enter new markets that complement our existing operations through internal development of new products and by strategic acquisitions. Our focus during fiscal year 2004 was to expand our presence within the markets of portable devices, networking and more broad-based industrial applications. A large amount of design and marketing talent was focused on developing products for these markets. We believe strategic acquisitions will allow us to expand our pool of skilled technical personnel, as well as expand the range of complementary products that we offer. We have acquired four companies over the past eight years that have permitted us to successfully enter new market segments and develop new products.

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

Product Segments

We have two product segments

Standard Semiconductor Products. Included in Standard Semiconductor Products are integrated circuits (ICs) and discrete components designed for use in standard and specific applications. Standard Semiconductor Products represented approximately 95% of our overall net sales for fiscal year 2004. The main product lines within our Standard Semiconductor Products are described below.

•	Power Management Circuits. Power management circuits control, alter, regulate and condition the electrical pulses that flow through electronics. The highest volume product types within the power management product line are switching voltage regulators, combination switching and linear regulators, smart regulators and charge pumps. The primary application for these products is power regulation for computer, communications and industrial systems. In fiscal year 2004, power management represented more than half of the Standard Semiconductor Products segment. Internally, we divide the power management product line into three sub-product groups, entitled portable power management, desktop/server power management and networking/industrial power management.

•	Protection Products. The highest volume type of protection products we design and market are transient voltage suppressors (TVS). TVS devices provide protection for electronic systems where large voltage spikes (called transients), such as electrostatic discharge generated by the human body, can permanently damage voltage-sensitive components. We also have developed filter and termination devices that can be sold as a complement to TVS devices. Specific protection product applications are found in computer, data-communications, telecommunications and industrial markets.

•	Test and Measurement Circuits. We design and market a wide variety of test and measurement products, namely pin electronics, timing, clock distribution, parametric measurement, and ECL clock/logic products for use in ATE, workstations and communication infrastructure equipment.

•	Human Input Devices (HID). We offer a line of human input devices that include touch-screen and touch-pad controllers, pointing stick devices and battery management circuits. Some of these products, including our MicroBuddy® product family, also perform a system management function in the end-products they are used in. These products are designed to handle human input and battery functions in portable systems such as notebook computers, PDAs and cellular phones. They also have applications in security, consumer appliances and other industrial applications.

•	Advanced Communication Circuits. Through internal investment and several acquisitions, we have developed a line of highly proprietary advanced communication ICs, which perform specialized timing and synchronization functions in high-speed networks. Our primary product offering in this area is our “SETS” product family. Our Advanced Communication ICs are used in metropolitan, wide area, and wireless networks.

Rectifier, Assembly and Other Products. Rectifiers, assemblies and other products are older-technology products. Rectifier, Assembly and Other Products represented approximately 5% of our overall net sales for fiscal year 2004.

•	Rectifiers. We have several different categories of silicon rectifiers, which are primarily used to convert alternating current to direct current. These products are sold mainly to military, aerospace, industrial equipment and medical equipment customers.

•	Assemblies. A rectifier assembly is a package of rectifiers of one or more types, sometimes encased in epoxy or silicon by various molding techniques, constituting one or more basic rectifier circuits. We also offer some non-rectifier assemblies such as voltage multipliers. Assemblies are used in x-ray scanners, microwave ovens, aircraft engines, avionics equipment, airport radar and other specialized applications.

•	Other Products. We produce and sell other products that are not part of our main product segment. Included in the other products are custom and application specific integrated circuits (ASICs) and wafer foundry services for other semiconductor manufacturers.

For further financial information on these segments, refer to the information contained in Note 15. “Business Segments and Concentrations of Risk”, in the Notes to Consolidated Financial Statements included in Item 8.

Intellectual Capital and Product Development

We believe that our emphasis on the development of our intellectual capital and introduction of new proprietary product designs are key to our success. Recruiting and retaining technical talent is the foundation for developing and selling new products into the marketplace. In the past, we have added experienced engineers through the acquisition of companies. We have recruited additional talent through our strategy of establishing multiple design center locations throughout the United States and the world.

Circuit design engineers are our most valuable engineers. Circuit designers perform the critical task of designing and laying out integrated circuits. As of January 25, 2004, we employed more than 80 circuit designers and layout engineers. A majority of these individuals have senior-level expertise in the design, development and layout of circuits targeted for use in power management, protection, test, measurement and communication applications. We also employ a limited number of engineers that specialize in the development of software, sometimes referred to as firmware that is incorporated into certain of our HID and advanced communications products. We intend to make further investments in research and development in the future, including increasing our employee headcount, investing in design and development equipment and supporting our development efforts overall.

We have dedicated design centers in Santa Clara, California; Raleigh, North Carolina; Austin, Texas; Glasgow, Scotland; and Romsey, England. In addition, dedicated test and measurement circuit design occurs at our San Diego location, and HID design and protection product design occurs at our Camarillo, California, headquarters.

We spent $30.4 million or 16% of net sales on product development and engineering in fiscal year 2004. Product development and engineering costs were $31.3 million or 16% of net sales and $29.7 million or 16% of net sales in fiscal years 2003 and 2002, respectively.

Sales and Marketing

Sales made directly to original equipment manufacturers during fiscal year 2004 were approximately 49% of net sales. The remaining 51% of net sales were made through independent distributors. We have direct sales personnel located throughout the United States, who manage the sales activities of independent sales representative firms and independent distributors within North America. We expense our advertising costs as they are incurred.

We operate internationally primarily through our wholly-owned Swiss subsidiary, Semtech International AG. Semtech International serves the European markets through its wholly-owned subsidiaries based in France, Germany and the United Kingdom. Semtech International maintains branch sales offices, either directly or through one of its wholly owned subsidiaries, in Taiwan, Korea and Japan and has a small representative office located in Shanghai, China. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives may also offer products from our competitors, as is customary in the industry.

Customers, Sales Data and Backlog

For fiscal year 2004, we estimate that more than 1,000 customers purchased our products either directly from us or through our authorized distributors. The following is a representative sample of our customers by end-markets:

Representative Customers by End-Markets:

Computer	Communications	Industrial
Dell	Cisco	Agilent Tech.
HP/Compaq	Motorola	LTX
IBM	Nortel	Rockwell
Intel	Samsung	Siemens
Microsoft	Sony	Unisys

Our customers include major computer and peripheral manufacturers and their subcontractors, ATE manufacturers, data communications and telecommunications equipment vendors, and a variety of large and small companies serving the industrial, automotive, aerospace and military markets.

During fiscal years 2004, 2003 and 2002, foreign sales constituted 69%, 67% and 62%, respectively, of our net sales. Approximately 88% of foreign sales in fiscal year 2004 were to customers located in the Asia-Pacific region, as compared to approximately 90% in fiscal year 2003 and approximately 85% in fiscal year 2002. The remaining foreign sales were to customers in Europe.

No end-customer accounted for 10% or more of net sales in fiscal years 2004 and 2003. In fiscal year 2002, one of our ATE end customers and its subcontractors accounted for approximately 13% of net sales. For fiscal years 2004, 2003 and 2002, one of our Asian distributors accounted for approximately 10%, 14% and 12%, respectively, of net sales. For fiscal year 2004, another one of our Asian distributors accounted for approximately 14% of net sales.

Our backlog of orders as of the end of fiscal years 2004, 2003 and 2002 were approximately $45.4 million, $26.6 million and $40.1 million, respectively. Nearly all backlog is deliverable within six months; experience has shown that short-delivery lead times are required by most customers. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.

Manufacturing Capabilities

As part of our business strategy, we outsource a majority of our manufacturing functions to third-party contractors that fabricate silicon wafers and package and test our products. We perform a very limited amount of test and probe activities in our Camarillo and San Diego, California facilities.

We sold our Santa Clara, California wafer fabrication facility in 2001 and in December of 2002, we stopped production at our last remaining commercial wafer fabrication facility located in Corpus Christi, Texas. Our Reynosa, Mexico facility now fabricates a very small amount of silicon and performs the packaging activity needed to support our rectifier and assembly products. In fiscal year 2004, we purchased wafers from eight different third-party wafer foundries and used more than 20 different manufacturing processes, including various Bipolar, High-Speed Bipolar, CMOS, and Bi-CMOS processes.

For fiscal year 2004, we supported approximately 5% of our end product sales with wafers that were fabricated internally. The remaining 95% of our end products were supported with finished silicon wafers purchased from outside wafer foundries. Only our rectifier and assembly products were supported by internal wafer production in fiscal year 2004. All of our products, with the exception of the rectifier and assembly product lines, are packaged and tested by outside subcontractors.

Unlike digital products, our products are less reliant on state-of-the-art manufacturing and more reliant on design and applications support. As a result, our outside wafer foundries tend to be significantly less costly than state-of-the-art digital fabrication facilities and likewise utilize equipment that is less subject to obsolescence.

We use outside wafer foundries that are based in Asia, the United States and Europe. Our largest wafer source is a foundry based in China. In fiscal year 2004, this Chinese foundry provided 62% of our total silicon requirements in terms of wafers purchased. Virtually all the silicon we use will be sourced from outside foundries in fiscal year 2005 in order to take advantage of the best available technology, leverage the capital investment of others and reduce our operating costs associated with manufacturing assets and increase the variable component of our cost of goods sold. While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

While we rely on third-party wafer foundries for a majority of our wafer needs, in a few cases we have made prepayments in order to reserve a minimum level of capacity, transferred equipment to a foundry in return for capacity reservation, or otherwise have a contract that guarantees us some amount of capacity. In some cases, we have also negotiated pricing for the reserved wafers.

Despite the divestiture of our own internal wafer fab facilities in favor of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. These departments work closely with our outside foundry partners on the improvement and development of process capabilities.

We use third-party contractors to perform assembly and test operations. A majority of our assembly and test activity is conducted by third-party contractors that are based in Malaysia, the Philippines and China. We have an operations office located in the Philippines that supports and coordinates some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontrators in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

In the case of both outside wafer foundries and package and test subcontractors, our arrangements with these vendors are designed to provide some assurance of capacity but are not expected to assure access to all the manufacturing capacity we may need in the future.

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

We are in direct and active competition, with respect to one or more of our product lines, with at least 30 manufacturers of such products, of varying size and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Fairchild Semiconductor and Intersil Semiconductor, all with respect to our power management products; ST Microelectronics N.V. and Microsemi with respect to our protection products; Analog Devices, Maxim Integrated Products, ON Semiconductors and Micrel Semiconductor, all with respect to our test and measurement products; Silicon Laboratories and Zarlink Semiconductor with respect to our advanced communications products; and Alps Electronics and Synaptics Inc. with respect to our HID products.

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

At this time, we do not license our patents or products. We do, however, license certain technology from other companies. We do not consider any of the licensed technology to be material in terms of royalties payable, and we believe the duration and other terms of the licenses are appropriate for our needs.

Environmental Matters

On February 7, 2000, we were notified by the United States Environmental Protection Agency (EPA) with respect to the Casmalia Disposal Site in Santa Barbara, California. We were included in the Superfund program to clean up this disposal site due to our use of this site for waste disposal. We accepted a settlement offer from the EPA and certain State agencies under which we were required to pay approximately $783,000 with respect to the wastes at the Casmalia Disposal Site attributable to us. We recorded $765,000 of the proposed settlement amount as an accrued liability in fiscal year 2002 and recorded an accrued liability to cover the remainder in fiscal year 2003. We paid approximately $732,000 of the settlement into escrow in April 2003, and we paid the remainder in October 2003 when the settlement became effective.

On June 22, 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company has joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site. The soils investigation has been completed and submitted to the State for review. The State has the right to require the removal of contaminated soils and to expand the scope of work to include investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. Our share of the cost of the soils investigation was not material and has been expensed. At this time, there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

In November, 2003 we and other members of the Davis Chemical Site group received notices under Proposition 65 from Consumer Defense Group Action (“CDGA”) alleging violations of California’s Proposition 65 occurring in connection with the site. Proposition 65 prohibits the discharge of listed chemicals in a manner that reaches or threatens to reach a source of drinking water and requires warnings on products or locations known to contain listed chemicals. The notice letter sent by the CDGA is a prerequisite for bringing a private enforcement action. Although the statutory notice period expired in January 2004, the Company is unaware of any lawsuit having been filed against it or any member of the group. Thus, no reserve has been established for this Proposition 65 matter.

We used an environmental firm, specializing in hydrogeology, to perform periodic monitoring of the groundwater at the facility in Newbury Park, California that we leased for approximately forty years. We vacated the building in May 2002. Certain contaminants have been found in the local groundwater. Monitoring results over a number of years indicate that contaminants are coming from adjacent facilities. It is currently not possible to determine the ultimate amount of future clean-up costs, if any, that may be required of us for this site. There are no claims pending with respect to environmental matters at the Newbury Park site. Accordingly, no reserve for clean-up has been provided at this time.

Employees

As of January 25, 2004, we had 587 full-time employees. There were 133 employees in research and development, 116 in sales, marketing and field services, and 66 in general, administrative and finance. The remaining 272 employees support operational activities, including product and test engineering, manufacturing, distribution and quality functions. We have never had a work stoppage and only our Mexican operation has unionized employees. Our employee relations during the last fiscal year have been, and remain, satisfactory. Competition for key design and application engineers is significant.

During fiscal year 2003, we reduced a limited amount of headcount associated with the closure of our Corpus Christi, Texas wafer fabrication facility. In fiscal year 2004, we reduced a limited amount of headcount associated with our test and measurement and power management product lines.

Government Regulations

We are required to comply with numerous government regulations that are normal and customary to manufacturing businesses that operate in our markets and operating locations.

Our sales that serve the military and aerospace markets primarily consist of products from the Rectifier, Assembly, and Other Products segment that have been qualified to be sold in these markets by the U.S. Department of Defense (DOD). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by DOD personnel. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus, could adversely impact our profitability in those product lines. The U.S. State Department has determined that a small number of special assemblies from the Rectifier, Assembly, and Other Products segment are subject to the International Traffic in Arms Regulations (ITAR). We have a Technical Assistance Agreement in place that permits us to assemble these products in Mexico. Shipment of these products internationally requires a State Department license. Sales of products subject to the ITAR are not material relative to the total sales of the Company.

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

Economic decline may have adverse consequences for our business

We sell our products into several commercial markets, primarily the computer, communication and industrial end-markets, whose performance is tied to the overall economy. Many of these industries were severely impacted in calendar years 2001 and 2002 due to an economic slowdown in the United States and globally. If economic conditions were to once again worsen or a wider global slowdown were to occur, demand for our products may be reduced. In addition, economic slowdowns may also affect our customers’ ability to pay for our products. Accordingly, economic slowdowns may harm our business.

The cyclical nature of the electronics and semiconductor industries may limit our ability to maintain or increase revenue and profit levels during industry downturns

The semiconductor industry is highly cyclical and has experienced significant downturns, which are characterized by reduced product demand, production overcapacity, increased levels of inventory, industry-wide fluctuations in the demand for semiconductors and the erosion of average selling prices. The occurrence of these conditions has adversely affected our business in the past. In fiscal year 2002, our net sales declined by 26% compared to the prior year as a result of a dramatic slowdown in the industry. Past downturns in the semiconductor industry have resulted in a sudden impact on the semiconductor and capital equipment markets. Consequently, any future downturns in the semiconductor industry may harm our business.

We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Fairchild Semiconductor and Intersil Semiconductor, with respect to our power management products; ST Microelectronics N.V., with respect to our protection products; Analog Devices, Maxim Integrated Products, ON Semiconductor and Micrel Semiconductor, with respect to our test and measurement products; Zarlink Semiconductor and Silicon Laboratories, with respect to our advanced communications products; and Alps Electric and Synaptics Inc., with respect to our HID products. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

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

Fluctuations and seasonality and economic downturns in any of our end-markets may have adverse consequences for our business

Many of our products are used in personal computers and related peripherals. For the fiscal year ended January 25, 2004, approximately 40% of our sales are used in computer applications. Industry-wide fluctuations in demand for desktop and notebook computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

For the fiscal year ended January 25, 2004, shipment of our products to the automated test equipment (ATE) customers represented approximately 12% of our net sales. Consequently, a downturn in the ATE market may adversely affect our business.

In fiscal year 2004, we saw demand from cellular phone manufacturers increase throughout the year, and we estimated 32% of our sales in the fourth quarter of fiscal year 2003 were tied to this end-market application. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, could adversely affect our business.

We obtain many essential components and materials and certain critical manufacturing services from a limited number of suppliers and subcontractors, including foreign-based entities

Our reliance on a limited number of outside subcontractors and suppliers for silicon wafers, packaging, test and certain other processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks may be attributable to several factors, including limitation on resources, labor problems, equipment failures or the occurrence of natural disasters. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments and harm our business. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For fiscal year 2004, approximately 62% of our silicon in terms of finished wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future years. While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

Our products may be found to be defective, product liability claims may be asserted against us and we may not have sufficient liability insurance

One or more of our products may be found to be defective after shipment, requiring a product replacement, recall or a software solution, that would cure the defect but impede performance of the product. We may also be subject to product returns which could impose substantial costs and harm our business.

Product liability claims may be asserted with respect to our technology or products. While we maintain some insurance, there can be no assurance that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims.

The costs associated with our general product warranty policy and our indemnification of certain customers, distributors, and other parties could be higher in future periods

Our general warranty policy provides for repair or replacement of defective parts or a refund of the purchase price. In certain instances, we have agreed to other warranty terms, including some indemnification provisions, that could prove to be significantly more costly. If there is a substantial increase in the rate of customer claims, if our estimate of probable losses relating to identified warranty exposures prove inaccurate, or our efforts to contractually limit liability prove inadequate, we may record a charge against future cost of sales. Other than the customer dispute resolved in March 2003, over at least the last decade, warranty expense has been immaterial to our financial statements.

We indemnify certain customers, distributors, and other parties for damages, costs, and attorneys fees for certain matters, such as acts or omission of Company employees or if our products are alleged to infringe third-party intellectual property rights. In some cases there are limits on and exceptions to our potential liability for this indemnification. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. Over at least the last decade, we have not incurred any significant expense as a result of these agreements. Accordingly, we have not accrued any amounts for such indemnification obligations. However, there can be no assurances that we will not incur expense under these indemnification provisions in the future.

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

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 69% of net sales in the fiscal year ended January 25, 2004. Sales to our customers located in Taiwan and Korea constituted 28% and 21%, respectively, of net sales for fiscal year 2004. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

The outbreak of severe acute respiratory syndrome (SARS) or other heath related issues, could impact our customer or supply base, especially in Asia

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

Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in nondollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The nondollar-denominated currencies are principally the Euro, Swiss Francs, and British Pounds Sterling. If the value of the United States dollar weakens relative to these specific currencies, our cost of doing business in terms of United States dollars goes up. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances, could harm our business.

We do a very limited amount of hedging of our foreign exchange exposure. In some cases, we purchase forward contracts that lock in our right to purchase foreign currencies at an agreed upon rate. In other cases, we convert United Sates dollars into foreign currency in advance of the expected payment. The use of forward contracts to hedge foreign exchange exposure may be required to be marked-to-market each quarter and likewise, can create volatility in net income not directly tied to our operating results.

Our future operating results may fluctuate, fail to match past performance or fail to meet expectations

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our operating results may fluctuate as a result of:

•	general economic conditions in the countries where we sell our products;

•	seasonality and variability in the computer market and our other end-markets;

•	the timing of new product introductions by us and our competitors;

•	product obsolescence;

•	the scheduling, rescheduling or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	our ability to develop new process technologies and achieve volume production;

•	changes in manufacturing yields;

•	movements in exchange rates, interest rates or tax rates;

•	the availability of adequate supply commitments from our outside suppliers; and

•	the manufacturing and delivery capabilities of our subcontractors.

As a result of these factors, our past financial results are not necessarily indicative of our future results.

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. The identity of our largest customers has varied from year to year. In fiscal year 2002, one of our ATE end-customers, including its subcontractors, accounted for approximately 13% of net sales. For fiscal year 2004, two of our Asian distributors accounted for approximately 14% and 10%, respectively, of net sales. As of the end of fiscal year 2004, one of these Asian distributors accounted for approximately 11% of net accounts receivable. Receivables from our customers are not secured by any type of collateral and likewise, are subject to the risk of being uncollectible.

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

We have acquired and may continue to acquire other companies and may be unable to successfully integrate these companies into our operations

In the past, we have expanded our operations through strategic acquisitions, and we may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies into our operations or if integration is more difficult than anticipated, then we may experience disruptions that could harm our business. Some of the risks that may affect our ability to integrate acquired companies include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.

We must commit resources to product production prior to receipt of purchase commitments and could lose some or all of the associated investment

Sales are made primarily on a current delivery basis, pursuant to purchase orders that may be revised or cancelled by our customers without penalty, rather than pursuant to long-term supply contracts. Some contracts require that we maintain inventories of certain products at levels above the anticipated needs of our customers. As a result, we must commit resources to the production of products without binding purchase commitments from customers. Our inability to sell products after we devote significant resources to them could harm our business.

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

We are subject to government regulations which impose operational requirements

We and our suppliers are subject to a variety of United States federal, foreign, state and local governmental laws, rules and regulations, including those related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. If we or our suppliers were to incur substantial additional expenses to acquire equipment or otherwise comply with environmental regulations, product costs could significantly increase, thus harming our business. We are also subject to laws, rules, and regulations related to export licensing and customs requirements, including the North American Free Trade Agreement and State Department and Commerce Department rules. Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of operations, or the imposition of significant administrative, civil, or criminal penalties, any of which could harm our business.

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

Terrorist attacks, war and other acts of violence may negatively affect our operations and your investment

Terrorist attacks, such as the attacks that took place on September 11, 2001, wars, such as the war in Iraq, and other acts of violence, such as those that may result from the increasing tension in the Middle East and the Korean peninsula, or any other national or international crisis, calamity or emergency, may result in interruption to the business activities of many entities, business losses and overall disruption of the U.S. economy at many levels. These events or armed conflicts may directly impact our physical facilities or those of our customers and suppliers. Additionally, these events or armed conflicts may cause some of our customers or potential customers to reduce the level of expenditures on their services and products that ultimately may reduce our revenue. The consequences of these reductions are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. For example, as a result of these events, insurance premiums for businesses may increase and the scope of coverage may be decreased. Consequently, we may not be able to obtain adequate insurance coverage for our business and properties. A “high” or “Orange” or “severe” or “Red” threat condition announced by the Homeland Security Advisory System or similar agency and any consequent effect on the transportation industry may adversely affect our ability to timely import materials from our suppliers located outside the United States or impact our ability to deliver our products to our customers without incurring significant delays. To the extent that these disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market our services and products, our business and results of operations could be harmed.

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

We are subject to review by taxing authorities, including the Internal Revenue Service

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (IRS). The IRS recently completed a routine review of our 1995 through 2001 tax filings. The proposed audit adjustments will not have a material impact on our financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Form 10-K and in the documents that are incorporated by reference, including the risk factors in this section, contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including the risks faced by us described above and elsewhere in this Form 10-K.

ITEM 2. PROPERTIES

Our headquarters facility is located in Camarillo, California where we own an approximately 85,000 square foot building that was built in March 2002. The original parcel on which the headquarters is located will accommodate substantial expansion, and we purchased a vacant lot adjacent to the headquarters when it became available in fiscal year 2003. Prior to occupying the Camarillo headquarters, we leased a facility in Newbury Park, California. The Camarillo facility supports a very limited amount of test and probe activity, as well as all of our inside sales, marketing and administrative offices. The Camarillo facility serves as the business headquarters for our Rectifier, Assembly and Other Products segment and all the product lines that make up the Standard Semiconductor Products segment, with the exception of our test and measurement product line that is headquartered in San Diego, California.

We own a 30,000 square foot building in Reynosa, Mexico that supports the production needs of our rectifier and assembly product lines.

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

Our San Diego, California facility is an approximately 25,000 square foot building that houses design, test and administrative functions and serves as the business headquarters for our test and measurement product line (part of the Standard Semiconductor Product segment). The lease on this facility runs through September 2009.

We also lease space to house certain of our other design, sales and marketing and operations facilities in Santa Clara, California, Raleigh, North Carolina; Austin, Texas; China; England; France; Germany; Japan; Korea; the Philippines; Scotland; Switzerland; and Taiwan. Some space in New York City that previously housed our HID product group has been sublet and we are seeking subtenants for the remaining space.

In December 2000, we purchased a parcel of land in San Diego, California for approximately $7.9 million and began exploring plans to build a facility to support our test and measurement product line. We deferred the project due to the significant downturn in the product line’s business. We are exploring the possible sale of this parcel of land.

We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We periodically become subject to legal proceedings in the ordinary course of our business. During fiscal year 2003, Maxim Integrated Products, Inc. announced that it had filed a patent infringement lawsuit against us. This lawsuit was settled during the fourth quarter of fiscal year 2004 on confidential terms that have no material effect on our financial condition. We are not currently involved in any legal proceedings that we believe will materially and adversely affect our business.

On June 22, 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site. The soils investigation has been completed and submitted to the State for review. The State has the right to require the removal of contaminated soils and to expand the scope of work to include investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. Our share of the cost of the soils investigation was not material and has been expensed. At this time there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “SMTC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the Nasdaq National Market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ending January 26, 2003:
First Quarter	$39.72	$28.32
Second Quarter	$37.43	$18.05
Third Quarter	$23.10	$8.72
Fourth Quarter	$18.39	$10.67
Fiscal year ending January 25, 2004:
First Quarter	$17.09	$11.45
Second Quarter	$17.94	$14.09
Third Quarter	$23.20	$14.99
Fourth Quarter	$27.14	$20.06

Holders

On April 1, 2004, the reported last sale price of our common stock on the Nasdaq National Market was $23.36 per share. As of April 1, 2004, we had approximately 9,558 common stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our board of directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock during the two most recent fiscal years and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data for each of the fiscal years in the five-year period ended January 25, 2004 have been derived from our audited financial statements. Such information for the three fiscal years ended January 25, 2004 is contained in and should be read in conjunction with our audited financial statements and accompanying notes included in this Form 10-K.

Consolidated Statements of Income Data:

	Fiscal Year Ended
	Jan. 30, 2000	Jan. 28, 2001	Jan. 27, 2002	Jan. 26, 2003	Jan. 25, 2004
Net Sales	$173,768	$256,685	$191,210	$192,958	$192,079
Cost of Sales	82,731	111,819	97,920	83,097	81,332

Gross Profit	91,037	144,866	93,290	109,861	110,747
Operating costs and expenses:
Selling, general & administrative	27,206	36,164	33,798	34,426	37,207
Product development & engineering	20,342	32,008	29,744	31,336	30,371
One-time costs	531	—	2,727	13,202	—

Total operating costs and expenses	48,079	68,172	66,269	78,964	67,578

Operating income	42,958	76,694	27,021	30,897	43,169
Interest and other income (expense), net	1,146	9,334	9,095	15,187	(451)

Income before taxes	44,104	86,028	36,116	46,084	42,718
Provision for taxes	14,709	25,808	10,113	11,903	10,252

Net income	$29,395	$60,220	$26,003	$34,181	$32,466

Earnings per share:
Basic	$0.48	$0.91	$0.37	$0.47	$0.44

Diluted	$0.42	$0.79	$0.33	$0.44	$0.42

Weighted average number of shares:
Basic	61,670	66,247	69,983	73,013	73,570
Diluted	70,630	76,527	77,747	77,789	77,504

Consolidated Balance Sheet Data:

	Balances as of
	Jan. 30, 2000	Jan. 28, 2001	Jan. 27, 2002	Jan. 26, 2003	Jan. 25, 2004
Cash, cash equivalents and investments	$63,291	$530,979	$543,502	$489,047	$275,477
Working capital	96,687	530,737	402,970	420,912	217,092
Total assets	149,350	677,288	690,401	620,546	408,473
Convertible subordinated notes	—	400,000	364,320	241,570	—
Total stockholders’ equity	$125,482	$242,357	$298,795	$341,440	$379,610

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

Overview

We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, computer gaming systems, personal digital assistants (PDAs), cellular phones, wireline networks, wireless base stations and automated test equipment (ATE). Products within the communications market include products for local area networks, metro and wide area networks, cellular phones and base stations. Industrial applications include ATE, medical devices and factory automation systems. Our end-customers are primarily original equipment manufacturers and their suppliers, including Agilent, Cisco, Compal Electronics, Dell, Hewlett Packard, IBM, Intel, Lucky Goldstar, Microsoft, Motorola, Quanta Computer, Samsung, Sony and Unisys.

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Product design and engineering revenue is recognized during the period in which services are performed. We defer revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end-users. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, shipping costs, direct labor and overhead. We determine the cost of inventory by the first-in, first-out method. Our operating costs and expenses generally consist of selling, general and administrative (SG&A), product development and engineering costs (R&D), costs associated with acquisitions, and other operating related charges.

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during fiscal year 2004 were 49% of net sales. The remaining 51% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the fiscal year ended January 25, 2004, approximately 62% of our silicon in terms of wafers purchased was manufactured in China. Foreign sales for fiscal year 2004 constituted approximately 69% of our net sales. Approximately 88% of foreign sales in fiscal year 2004 were to customers located in the Asia-Pacific region. The remaining sales were to customers in Europe.

In the past, we have made several small acquisitions in order to increase our pool of skilled technical personnel and penetrate new market segments such as test and measurement, advanced communications and system management devices. These acquisitions include: USAR Systems Incorporated; Practical Sciences, Inc.; Acapella Limited; and Edge Semiconductor. The acquisitions of USAR, Acapella and Edge were accounted for as poolings of interests.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. We classify our investments as “available for sale” because we expected to possibly sell some securities prior to maturity. We included $118,000, $1.4 million and $3.8 million of unrealized gain, net of tax, in the comprehensive income portion of our Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal year 2004, fiscal year 2003 and fiscal year 2002, respectively.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items such as deferred revenue for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management continually evaluates our deferred tax asset as to whether it is likely that the deferred tax assets will be realized. If management ever determined that our deferred tax asset was not likely to be realized, a write-down of that asset would be required and would be reflected as a cost in the accompanying period.

Results of Operations

Fiscal Year 2004 Compared With Fiscal Year 2003

Net Sales. Net sales for fiscal year 2004 were $192.1 million, a less than a 1% decline compared to $192.9 million for fiscal year 2003. Semiconductor and electronics industry conditions, as well as overall macro economic conditions were weak during the first half of fiscal year 2004 but improved during the second half of the year.

Presented below are the estimated sales by end-market. End-products in the computer end-market include notebook and desktop computers, graphics applications, PDAs and computer gaming systems. Communications include cellular phone handsets, wireless base stations, set-top boxes, and networking, broadband and long-hail communications infrastructure equipment. The end-market for industrial/other products includes traditional industrial and automation equipment, power supplies, military, aerospace and medical applications.

(fiscal years, in thousands)	2004		2003
End-Markets	Net Sales	% total	Net Sales	% total	Change
Computer	$76,809	40%	$94,549	49%	-20%
Communications	$76,046	40%	$57,887	30%	32%
Industrial/Other	$39,224	20%	$40,522	21%	-2%

Net sales	$192,079	100%	$192,958	100%	0%

Within the computer end-market category, sales to notebook computer customers increased during fiscal year 2004 but were more than offset by a decline in sales of products used in desktop computers and computer gaming systems. Sales in the communications category were most impacted by increased sales of products used in cellular handsets. The small decline in the industrial end-market category reflected a modest decline in sales into the automated test equipment (ATE) market.

Standard Semiconductor Products represented 95% of net sales in fiscal year 2004, while 5% were represented by the Rectifier, Assembly and Other Products segment. Details on net sales by reportable segment are presented below.

(fiscal years, in thousands)	2004		2003
Reportable Segment	Net Sales	% total	Net Sales	% total	Change
Standard Semiconductor Products	$182,522	95%	$183,235	95%	0%
Rectifier, Assembly and Other Products	$9,557	5%	$9,723	5%	-2%

Net Sales	$192,079	100%	$192,958	100%	0%

Increased sales of Standard Semiconductor Products reflected strength in portable applications such as notebook computers and cellular phones but was partially offset by weakness in desktop computers and computer gaming systems. Strength in these end-applications was partially offset by weakness in the desktop computer, ATE and other capital intensive end-market segments.

Sales of our Rectifier, Assembly and Other Products segment shrank in fiscal year 2004 due to declining demand for these older technology products and other non-strategic product offerings, which we have de-emphasized due to their lower growth and profit margin opportunities.

Gross Profit. Gross profit for fiscal year 2004 was $110.7 million, compared to $109.9 million for the prior year. This increase was due to higher gross margin on products sold as compared to prior years. We continue to try and develop new products that are more complex, which in turn generally provides for higher gross margin. Our gross margin was 58% for fiscal year 2004, compared to a gross margin of 57% for fiscal year 2003.

In fiscal year 2004 and fiscal year 2003, we sold $1.4 million and $1.3 million, respectively, of inventory of the Standard Semiconductor Products segment that had been reserved during the second quarter of fiscal year 2002.

Operating Costs and Expenses. Operating costs and expenses were $67.6 million for the fiscal year 2004, down from $79.0 million in fiscal year 2003. Detailed below are the operating costs and expenses for fiscal years 2004 and 2003.

(fiscal years, in thousands)	2004		2003
Operating Costs & Exp.	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$37,207	19%	$34,426	18%	8%
Product development and engineering	$30,371	16%	$31,336	16%	-3%
One-time costs	$—	0%	$13,202	7%	-100%

Total operating costs and expenses	$67,578	35%	$78,964	41%	-14%

The increase in selling, general and administrative costs in fiscal year 2004 reflects added headcount in the area of marketing and field applications support. The decline in product development and engineering costs, also referred to as research and development (R&D), was mostly due to lower spending not related to salaries and headcount levels.

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

Operating costs and expenses for fiscal year 2004 did not include any significant one-time costs.

Operating Income. Operating income was $43.2 million in fiscal year 2004, up from operating income of $30.9 million in fiscal year 2003. Operating income was impacted by improvement in gross margin and lower operating costs and expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

(fiscal years, in thousands)	2004		2003
Reportable Segment	Op. Income	% total	Op. Income	% total	Change
Standard Semiconductor Products	$40,402	94%	$29,927	97%	35%
Rectifier, Assembly and Other Products	$2,767	6%	$2,172	7%	27%
One-time costs	$—	0%	$(1,202)	-4%	-100%

Total operating income	$43,169	100%	$30,897	100%	40%

Operating income for the Standard Semiconductor Products increased in fiscal year 2004, having benefited by an increase in gross margin and a decline in one-time costs. Standard Semiconductor Products segment operating income in fiscal year 2003 was negatively impacted by a one-time cost of $12.0 million for the settlement of a customer dispute.

Operating income for the Rectifier, Assembly and Other Products segment improved in fiscal year 2004 due to lower spending and better manufacturing efficiencies.

Interest and Other Income (Expense), Net. Net interest and other income and expense was a net expense of $451,000 for fiscal year 2004, down from income of $15.2 million in fiscal year 2003. Interest, other income and expenses includes interest income from investments, interest expense associated with our previously outstanding convertible subordinated notes, and gain and expense on the extinguishment of debt.

The decline in net interest and other income and expense in fiscal year 2004 was mostly due to a one-time cost of $6.8 million for the retirement of debt, partially offset by $2.9 million of gain on the extinguishment of debt. The interest income portion of this category was lower in fiscal year 2004 due to lower rates of return on our investments as compared to the prior year. Interest and other income in fiscal year 2003 included $12.7 million of gain on the extinguishment of debt.

Provision for Taxes. Provision for income taxes was $10.3 million for fiscal year 2004, compared to $11.9 million in fiscal year 2003. The effective tax rate for fiscal year 2004 and fiscal year 2003 were 24% and 26%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions.

Fiscal Year 2003 Compared With Fiscal Year 2002

Net Sales. Net sales for fiscal year 2003 were $193.0 million, an increase of 1% compared to $191.2 million for fiscal year 2002. Semiconductor and electronics industry conditions, as well as overall macro economic conditions remained weak during fiscal year 2003, following difficult market conditions in fiscal year 2002.

Presented below are the estimated sales by end-market. End-products included in the computer end-market include notebook and desktop computers, graphics applications, PDAs and computer gaming systems. Communications include cellular phone handsets, wireless base stations, set-top boxes, and networking, broadband and long-hail communications infrastructure equipment. The end-market for industrial/other products includes traditional industrial and automation equipment, power supplies, military, aerospace and medical applications.

(fiscal years, in thousands)	2003		2002
End-Markets	Net Sales	% total	Net Sales	% total	Change
Computer	$94,550	49%	$76,484	40%	24%
Communications	$57,887	30%	$61,187	32%	-5%
Industrial/Other	$40,521	21%	$53,539	28%	-24%

Net sales	$192,958	100%	$191,210	100%	1%

Weak unit demand coupled with declines in average selling prices impacted the ability to grow net sales in fiscal year 2003. The computer end-market category was benefited by gains in notebook computer and computer gaming related products that was partially offset by declines in the desktop computer segment. Sales into the communications end-market category were impacted by overall weak conditions in both wireless and wireline applications. The decline in the industrial /other end-market category was largely due to weakness in the ATE market.

Standard Semiconductor Products represented 95% of net sales in fiscal year 2003, while 5% were represented by the Rectifier, Assembly and Other Products segment. Details on net sales by reportable segment are presented below.

(fiscal years, in thousands)	2003		2002
Reportable Segment	Net Sales	% total	Net Sales	% total	Change
Standard Semiconductor Products	$183,235	95%	$175,881	92%	4%
Rectifier, Assembly and Other Products	$9,723	5%	$15,329	8%	-37%

Net Sales	$192,958	100%	$191,210	100%	1%

Sales of our Standard Semiconductor Products segment increased 4% in fiscal year 2003, while Rectifier, Assembly and Other Products’ sales declined 37%. Increased sales of Standard Semiconductor Products reflected strength in computer and portable applications, such as notebook computers and cellular phones. Strength in these end-applications was partially offset by weakness in the desktop computer, ATE and other capital intensive end-market segments.

Sales of our Rectifier, Assembly and Other Products segment shrank in fiscal year 2003 due to declining demand for these older technology products and other non-strategic product offerings, which we have de-emphasized due to their lower growth and profit margin opportunities.

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

The write-down of inventory and discontinuation of certain products during fiscal year 2002 was the result of a critical review we conducted during that year. A severe industry downturn and a related drop in demand from end-customers made certain inventories excess and obsolete, and certain product lines non-strategic. Of the $14.0 million write-down of inventory and discontinuation of certain products, $13.4 million was associated with the Standard Semiconductor Products segment and $550,000 with the Rectifier, Assembly and Other Products segment. In fiscal year 2003 and fiscal year 2002, we sold $1.3 million and $68,000, respectively, of inventory of the Standard Semiconductor Products segment that had been reserved during the second quarter of fiscal year 2002.

Operating Costs and Expenses. Operating costs and expenses were $79.0 million, or 41% of net sales, for the fiscal year 2003. Operating costs and expenses for fiscal year 2002 were $66.3 million, or 35% of net sales. Detailed below are the operating costs and expenses for fiscal years 2003 and 2002.

(fiscal years, in thousands)	2003		2002
Operating Costs & Exp.	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$34,426	18%	$33,798	18%	2%
Product development and engineering	$31,336	16%	$29,744	15%	5%
One-time costs	$13,202	7%	$2,727	1%	384%

Total operating costs and expenses	$78,964	41%	$66,269	34%	19%

The increase in absolute dollars of operating costs and expenses was the result of modest increases in spending in the areas of sales, general and administration and research and development. The increase in absolute dollars of operating costs and expenses was also impacted by higher one-time costs in fiscal year 2003.

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

Operating costs and expenses for fiscal year 2002 include one-time costs not assigned to a reportable segment of $2.0 million associated with an approximate 200-person reduction in headcount made in the first half of the year and one-time cost not assigned to a reportable segment of $765,000 associated with a pending Superfund settlement. As of January 26, 2003, substantially all of the one-time headcount reduction costs have been paid out in cash.

Operating Income. Operating income was $30.9 million in fiscal year 2003, up from operating income of $27.0 million in fiscal year 2002. Operating income was impacted by a slight increase in net sales and improvement in gross margin.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

(fiscal years, in thousands)	2003		2002
Reportable Segment	Op. Income	% total	Op. Income	% total	Change
Standard Semiconductor Products	$29,927	97%	$25,439	94%	18%
Rectifier, Assembly and Other Products	$2,172	7%	$4,310	16%	-50%
One-time costs	$(1,202)	-4%	$(2,728)	-10%	-56%

Total operating income	$30,897	100%	$27,021	100%	14%

Operating income for the Standard Semiconductor Products segment increased in fiscal year 2003, having benefited by an increase in sales and higher gross margin. Standard Semiconductor Products segment operating income in fiscal year 2003 was negatively impacted by a one-time cost of $12.0 million for the settlement of a customer dispute. Gross margin and operating income for the Standard Semiconductor Products segment was negatively impact in fiscal year 2002 by a $13.4 million write-down of inventory and discontinuation of certain products within the Standard Semiconductor Products segment.

The Rectifier, Assembly and Other Products operating income decline in fiscal year 2003 reflected poor efficiencies associated with a lower sales level.

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

Selected Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited consolidated statements of income data for each of the eight quarterly periods ended January 25, 2004, as well as that data expressed as a percentage of our net sales for the quarters presented. You should read this information in conjunction with our consolidated financial statements and related notes appearing in this Form 10-K. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, and, in the opinion of our management, it reflects all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

	Quarters Ended
	Apr. 28, 2002	July 28, 2002	Oct. 27, 2002	Jan. 26, 2003	Apr. 27, 2003	July 27, 2003	Oct. 26, 2003	Jan. 25, 2004
Net Sales	$49,188	$52,071	$47,168	$44,531	$44,017	$44,569	$48,112	$55,381
Cost of Sales	21,108	21,739	20,736	19,514	19,160	19,039	20,230	22,903

Gross Profit	28,080	30,332	26,432	25,017	24,857	25,530	27,882	32,478
Operating costs and expenses:
Selling, general & administrative	8,412	8,816	8,790	8,408	8,946	9,228	9,271	9,762
Product development & engineering	7,524	8,273	7,912	7,627	7,825	7,477	7,533	7,536
One-time costs	—	—	1,202	12,000	—	—	—	—

Total operating costs and expenses	15,936	17,089	17,904	28,035	16,771	16,705	16,804	17,298

Operating income (loss)	12,144	13,243	8,528	(3,018)	8,086	8,825	11,078	15,180
Interest and other income (expense), net	1,179	1,540	10,649	1,819	2,792	(5,651)	1,103	1,305
Income (loss) before taxes	13,323	14,783	19,177	(1,199)	10,878	3,174	12,181	16,485
Provision (benefit) for taxes	3,331	3,696	6,137	(1,261)	2,611	762	2,923	3,956

Net income	$9,992	$11,087	$13,040	$62	$8,267	$2,412	$9,258	$12,529

Earnings per share:
Basic	$0.14	$0.15	$0.18	$0.00	$0.11	$0.03	$0.13	$0.17

Diluted	$0.13	$0.14	$0.17	$0.00	$0.11	$0.03	$0.12	$0.16

Weighted average number of shares:
Basic	72,681	73,348	73,389	73,056	73,236	73,411	73,704	73,941
Diluted	78,997	78,627	76,721	76,243	76,522	76,985	77,902	78,736

	Quarter Ended
	Apr. 28, 2002	July 28, 2002	Oct. 27, 2002	Jan. 26, 2003	Apr. 27, 2003	July 27, 2003	Oct. 26, 2003	Jan. 25, 2004
Net Sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of Sales	43%	42%	44%	44%	44%	43%	42%	41%

Gross Profit	57%	58%	56%	56%	56%	57%	58%	59%
Operating costs and expenses:
Selling, general & administrative	17%	17%	19%	19%	20%	21%	19%	18%
Product development & engineering	15%	16%	17%	17%	18%	17%	16%	14%
One-time costs	0%	0%	3%	27%	0%	0%	0%	0%

Total operating costs and expenses	32%	33%	38%	63%	38%	37%	35%	31%

Operating income (loss)	25%	25%	18%	-7%	18%	20%	23%	27%
Interest and other income (expense), net	2%	3%	23%	4%	6%	-13%	2%	2%
Income (loss) before taxes	27%	28%	41%	-3%	25%	7%	25%	30%
Provision (benefit) for taxes	7%	7%	13%	-3%	6%	2%	6%	7%

Net income	20%	21%	28%	0%	19%	5%	19%	23%

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance or additional financial information. As such, there are no separately identifiable segment assets and liabilities.

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

As of January 25, 2004, we had working capital of $217.1 million, compared with $420.9 million as of January 26, 2003. The ratio of current assets to current liabilities as of January 25, 2004 was 8.5 to 1, compared to 12.2 to 1 as of January 26, 2003. The decrease in working capital as of January 25, 2004 was mostly the result of a decline in cash and cash equivalents and temporary investments that were used to retire $241.6 million of long-term debt during the fiscal year.

Cash provided by operating activities was $35.7 million for fiscal year 2004, compared to $62.6 million for fiscal year 2003. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $9.0 million and $9.6 million in fiscal years 2004 and 2003, respectively.

Net operating cash flows in fiscal year 2004 were most positively impacted by net income of $32.5 million and by a decline in deferred income taxes, loss on extinguishment of debt, increase in accounts payable, tax benefit from stock option exercises and declines in other assets. These were partially offset by increases in receivables, inventories, income taxes refundable, other assets, and declines in accrued liabilities, income taxes payable and other liabilities.

Investing activities provided $164.3 million in fiscal year 2004 compared to $132.9 million in the prior fiscal year. Investing activities for both periods consist of changes in temporary investments and long-term investments, and cash used for capital expenditures.

Our financing activities used $241.0 million during fiscal year 2004 and $105.0 million in the prior fiscal year period. Financing activities in fiscal year 2004 reflect the proceeds from stock option exercises, which were more than offset by cash used to retire long-term debt and repurchase common stock. Financing activities for fiscal year 2003 reflect the proceeds from stock option exercises and the reissuance of treasury stock, which was more than offset by cash used to repurchase long-term debt and common stock.

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

Purchases of new capital equipment were made to complete our corporate headquarters in Camarillo, California, expand our test capacity and support other engineering functions, including product design and qualification. These purchases were funded from our operating cash flows and cash reserves. We believe that operating cash flows together with cash reserve are sufficient to fund operations and capital expenditures for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated subsidiaries or affiliated entities that are reasonably likely to affect our liquidity or capital resources. We do not have any unconsolidated subsidiaries or affiliated entities. We have no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Noted below under “Contractual Obligations” are various commitments we have associated with our business such as lease commitments, open purchase obligations and other items, that are not recorded as liabilities on our balance sheet, since we have not yet received the related goods or services as of January 25, 2004.

Contractual Obligations

Presented below is a summary of our contractual obligations as of January 25, 2004.

(in thousands)	Payments due by period
	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$—	$—	$—	$—	$—
Operating leases	1,667	2,597	2,278	2,229	8,771
Open capital purchase commitments	4,178	—	—	—	4,178
Other open purchase commitments	11,550	—	—	—	11,550
Wafer purchase obligation	5,231	—	—	—	5,231
Other long-term liabilities	—	—	—	—	—

Total contractual cash obligations	$22,626	$2,597	$2,278	$2,229	$29,730

As of January 25, 2004, we had approximately $8.8 million in operating lease commitments that extend over an eight-year period. The portion of these operating lease payments due during fiscal year fiscal 2005 is approximately $1.6 million.

Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 25, 2004, as we have not yet received the related goods or taken title to the property.

We have a contract (“wafer purchase obligation” in table above) with one of our third-party wafer foundries in which we guarantee that wafer foundry a certain minimum level of quarterly business. Under the contract, which runs from April of 2003 until June of 2004, we have agreed to buy approximately $3.0 million of fabricated silicon wafers on a calendar quarter basis from this foundry. If we do not meet this minimum obligation on a quarterly basis, we are obligated to pay the difference. We can earn back any shortfall in a given quarter by purchasing more wafers in a subsequent quarter.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The adoption of this pronouncement did not have a material impact on our results of operations or our financial position.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a material impact on our results of operations or our financial position.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. We have completed our evaluation of the provisions of FIN 46 and do not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on our results of operations or our financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency Risk

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Because of the relatively small size of each individual currency exposure, we do a very limited amount of hedging techniques designed to mitigate foreign currency exposures. Likewise, we could experience unanticipated currency gains or losses. Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results.

In fiscal year 2004, we entered into a forward contract to purchase 2.8 million Swiss Francs in fiscal year 2005 in exchange for $2.0 million. The forward contract was entered into as a partial hedge against future tax payments in Swiss Francs. We recognized $236,000 of unrealized gain on this contract as part of interest and other income in fiscal year 2004.

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

Interest Rate and Market Risk

As of January 25, 2004, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. A significant decline in interest rates would reduce the amount of interest income generated from our excess cash and investments. Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by us. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE YEARS ENDED JANUARY 25, 2004

(In thousands, except earnings per share data)

	2004	2003	2002
NET SALES	$192,079	$192,958	$191,210
Cost of sales	81,332	83,097	97,920

Gross profit	110,747	109,861	93,290

Operating costs and expenses:
Selling, general and administrative	37,207	34,426	33,798
Product development and engineering	30,371	31,336	29,744
One-time costs	—	13,202	2,727

Total operating costs and expenses	67,578	78,964	66,269

Operating income	43,169	30,897	27,021

Interest expense	(4,162)	(15,125)	(18,917)
Interest and other income	3,711	30,312	28,012

Income before taxes	42,718	46,084	36,116
Provision for taxes	10,252	11,903	10,113

NET INCOME	$32,466	$34,181	$26,003

Earnings per share -
Basic	$0.44	$0.47	$0.37
Diluted	$0.42	$0.44	$0.33

Weighted average number of shares -
Basic	73,570	73,013	69,983
Diluted	77,504	77,789	77,747

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 25, 2004 AND JANUARY 26, 2003

(In thousands, except share data)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$96,314	$137,041
Temporary investments	93,044	273,382
Receivables, less allowances of $656 in 2004 and $619 in 2003	20,362	17,676
Inventories	22,166	16,351
Income taxes refundable	5,795	—
Deferred income taxes	5,212	11,731
Other current assets	3,062	2,267

Total current assets	245,955	458,448
Property, plant and equipment, net	49,579	51,547
Investments, maturities in excess of 1 year	86,119	78,624
Deferred income taxes	25,552	27,143
Other assets	1,268	4,784

TOTAL ASSETS	$408,473	$620,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,554	$5,725
Accrued liabilities	16,894	26,596
Income taxes payable	1,699	3,593
Deferred revenue	1,689	1,583
Other current liabilities	27	39

Total current liabilities	28,863	37,536
Convertible subordinated debentures	—	241,570
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 authorized 74,120,684 issued and outstanding in 2004 and 74,006,614 issued and 73,165,414 outstanding in 2003	742	740
Treasury stock, 841,200 at cost in 2003	—	(9,072)
Additional paid-in capital	189,945	182,524
Retained earnings	188,321	165,640
Accumulated other comprehensive income	602	1,608

Total Stockholders’ equity	379,610	341,440

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408,473	$620,546

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

THREE YEARS ENDED JANUARY 25, 2004

(In thousands, except share amounts)

	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Number of Shares (#)	Amount
Balance at January 28, 2001	68,116,382	$682	$111,303	$131,718	$(1,018)	$(328)	$242,357

Comprehensive income:
Net income	—	—	—	26,003	—	—	26,003
Change in unrealized gains on investments, net of taxes	—	—	—	—	—	3,782	3,782
Translation adjustment	—	—	—	—	—	304	304

Comprehensive income	—	—	—	—	—	—	30,089
Treasury stock repurchase	(1,187,500)	—	—	—	(32,226)	—	(32,226)
Treasury stock reissued	1,230,000	—	—	(26,262)	33,244	—	6,982
Exercise of stock options	3,989,691	40	21,575	—	—	—	21,615
Tax benefit from exercised stock options	—	—	29,978	—	—	—	29,978

Balance at January 27, 2002	72,148,573	$722	$162,856	$131,459	$—	$3,758	$298,795

Comprehensive income:
Net income	—	—	—	34,181	—	—	34,181
Change in unrealized gains on investments, net of taxes	—	—	—	—	—	(2,388)	(2,388)
Translation adjustment	—	—	—	—	—	238	238

Comprehensive income	—	—	—	—	—	—	32,031
Treasury stock repurchase	(841,200)	—	—	—	(9,072)	—	(9,072)
Exercise of stock options	1,858,041	18	11,660	—	—	—	11,678
Tax benefit from exercised stock options	—	—	8,008	—	—	—	8,008

Balance at January 26, 2003	73,165,414	$740	$182,524	$165,640	$(9,072)	$1,608	$341,440

Comprehensive income:
Net income	—	—	—	32,466	—	—	32,466
Change in unrealized gains on investments, net of taxes	—	—	—	—	—	(1,276)	(1,276)
Translation adjustment	—	—	—	—	—	270	270

Comprehensive income	—	—	—	—	—	—	31,460
Treasury stock repurchase	(350,000)	—	—	—	(7,038)	—	(7,038)
Treasury stock reissued	971,200	1	—	(9,785)	16,110	—	6,326
Exercise of stock options	334,070	1	1,346	—	—	—	1,347
Tax benefit from exercised stock options	—	—	6,075	—	—	—	6,075

Balance at January 25, 2004	74,120,684	$742	$189,945	$188,321	$—	$602	$379,610

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE YEARS ENDED JANUARY 25, 2004

	2004	2003	2002
Cash flows from operating activities:
Net Income	$32,466	$34,181	$26,003
Adjustments to reconcilenet income to net cash provided by operations:
Depreciation and amortization	9,000	9,581	10,327
Deferred income taxes	8,110	571	(18,516)
Loss (gain) on disposition of property, plant and equipment	(41)	557	(302)
Loss (gain) on extinguishment of debt	3,909	(12,718)	(2,283)
Provision for doubtful accounts	118	29	160
Tax benefit of stock option exercises	6,075	8,008	29,978
Changes in assets and liabilities:
Receivables	(2,804)	1,476	18,594
Inventories	(5,815)	6,377	9,742
Income taxes refundable	(5,795)	2,019	(2,019)
Other assets	(756)	2,298	681
Accounts payable	2,829	(1,616)	(5,593)
Accrued liabilities	(9,702)	9,751	(2,080)
Deferred revenue	106	(353)	(113)
Income taxes payable	(1,894)	2,494	343
Other liabilities	(13)	(26)	(202)

Net cash provided by operations	35,793	62,629	64,720

Cash flows from investing activities:
Temporary investments, net	179,400	49,700	(173,370)
Investments, maturing in excess of 1 year, net	(7,833)	93,108	(112,253)
Proceeds from sale of property, plant and equipment	102	—	731
Purchases of property, plant and equipment	(7,495)	(9,914)	(20,812)

Net cash provided by investing activities	164,174	132,894	(305,704)

Cash flows from financing activities:
Exercise of stock options	1,347	11,678	21,615
Repurchase of treasury stock	(7,038)	(9,072)	(32,226)
Reissuance of treasury stock	6,326	—	6,982
Repurchase of convertible subordinated notes	(72,356)	(107,626)	(32,573)
Retirement of convertible subordinated notes	(169,243)	—	—

Net cash used in financing activities	(240,964)	(105,020)	(36,202)
Effect of exchange rate changes on cash and cash equivalents	270	238	304

Net increase/(decrease) in cash and cash equivalents	(40,727)	90,741	(276,882)
Cash and cash equivalents at beginning of period	137,041	46,300	323,182

Cash and cash equivalents at end of period	$96,314	$137,041	$46,300

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business

Semtech Corporation and its directly and indirectly wholly-owned subsidiaries (Semtech International AG, Semtech Corpus Christi Corporation, Semtech Corpus Christi SA de CV, Semtech Limited, Semtech Germany GmbH, Semtech France SARL, Semtech Switzerland GmbH, Semtech San Diego Corporation and Semtech New York Corporation, together, the Company) is a leading supplier of analog and mixed-signal semiconductors. The Company designs, manufacturers and markets a wide range of products for commercial applications, the majority of which are sold into the communications, industrial and computer markets. The end-customers for the Company’s products are primarily original equipment manufacturers, or OEMs, that produce and sell electronics. The Company’s primary facilities are in Camarillo, Santa Clara and San Diego, California; St. Gallen, Switzerland; Reynosa, Mexico; and Glasgow and Romsey, United Kingdom.

Fiscal Year

The Company reports results on the basis of fifty-two and fifty-three week periods. The Company’s fiscal year ends on the last Sunday of January. The fiscal years ended January 25, 2004, January 26, 2003 and January 27, 2002 each consisted of fifty-two weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Semtech Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. The Company has small amounts of restricted cash that is pledged or subject to withdrawal restrictions; these amounts are not material to cash and cash equivalents balances. The Company accounts for its investments, which are all available for sale securities, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Securities.” Investments consist of government and corporate obligations. The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and the amount invested with any one issuer. These investments, especially corporate obligations, are subject to default risk.

Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives: buildings for either thirty or thirty-nine years; leasehold improvements for the lesser of estimated useful life or lease term; machinery and equipment for two to six years; and furniture and office equipment for three to seven years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations. Depreciation expense was $8.2 million, $9.3 million and $9.8 million in fiscal years 2004, 2003 and 2002, respectively.

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

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life, or a ratio of current revenues to total anticipated revenues, generally three years. Fully amortized software costs are removed from the financial records. As of January 25, 2004 and January 26, 2003, $75,000 and $246,000, respectively, of net capitalized software costs are included in “Other assets” in the accompanying consolidated balance sheets. Amortization expense of capitalized software costs totaled $171,000, $255,000 and $550,000 in fiscal years 2004, 2003 and 2002, respectively, and are included in “Cost of Sales” in the accompanying consolidated statements of income.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities, using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expense or benefit is based on the changes in the deferred income tax assets or liabilities from period to period.

U.S. federal and state income taxes have not been provided for the undistributed earnings of the Company’s foreign operations. The Company policy is to leave the income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

Revenue Recognition

The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Product design and engineering revenue is recognized during the period in which services are performed. The Company defers revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end -users.

Product Development and Engineering

Product development and engineering costs are charged to expense as incurred.

Advertising Costs

Advertising costs are charged to expense as incurred.

Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in fiscal years 2004, 2003 and 2002 were 73,570,000, 73,013,000 and 69,983,000, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, plus the dilutive effect of its outstanding stock options (“common stock equivalents”), or 77,504,000, 77,789,000 and 77,747,000 in fiscal years 2004, 2003 and 2002, respectively.

Options to purchase approximately 3,372,071, 3,092,990 and 215,000 shares were not included in the computation of fiscal years 2004, 2003, and 2002 diluted net income per share because such options were considered anti-dilutive. Shares associated with the Company’s outstanding convertible subordinated debentures are not included in the computation of net income per share as they are anti-dilutive.

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

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for each of the three years ended January 25, 2004 would have been reduced to the following pro forma amounts.

Pro forma net income:

(fiscal years, in thousands, except per share data)	2004	2003	2002
Net income as reported	$32,466	$34,181	$26,003
Additional pro forma compensation expense	34,243	34,370	33,529
Tax benefit of pro forma compensation expense	(9,428)	(8,867)	(9,388)

Pro forma net income	$7,651	$8,678	$1,862

Pro forma earnings per share - basic	$0.10	$0.12	$0.03
Pro forma earnings per share - diluted	$0.10	$0.11	$0.02

The pro forma effect on net income for fiscal years 2004, 2003, and 2002, may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. The following assumptions were applied: (i) expected dividend yields of 0% for all periods, (ii) expected volatility rates of 71% for 2004, 88% for 2003 and 86% for 2002, (iii) expected lives of 4 to 6 years for all years, and (iv) risk-free interest rates ranging from 2.14% to 7.01% for all years.

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

Foreign Exchange Contracts

In fiscal year 2004, the Company entered into a forward contract to purchase 2.8 million Swiss Francs in fiscal year 2005 in exchange for $2.0 million. The forward contract was entered into as a partial hedge against future tax payments in Swiss Francs. The Company recognized $236,000 of unrealized gain on this contract as part of interest and other income in fiscal year 2004.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The adoption of this pronouncement did not have a material impact on the results of operations or the financial position of the Company.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the results of operations or the financial position of the Company.

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

2. Stock and Convertible Subordinated Debt Repurchase Programs

On January 4, 2001, the Company announced that its board of directors had approved a program to repurchase up to $50.0 million of its common stock and registered convertible subordinated notes. In fiscal year 2002, the Company indicated that its Board had authorized an additional $50.0 million in buybacks, increasing the total amount authorized under the buyback program to $100.0 million. In fiscal year 2003, the Company indicated that its Board had authorized an additional $100.0 million in buybacks, increasing the total amount authorized under the buyback program to $200.0 million. In the first quarter of fiscal year 2004, the Company indicated that its Board had authorized an additional $75.0 million in buybacks, increasing the total amount authorized under the buyback program to $275.0 million. On July 18, 2003, the Company called the remaining outstanding balance of convertible subordinated notes and amended the buyback program to authorize only the repurchase of common stock. This buyback program expired with $13.1 million of unused authorization on January 25, 2004.

As of January 25, 2004, the Company had repurchased 2,421,200 shares of its common stock at a cost of $49.4 million under this program. All repurchased shares of common stock have been reissued as a result of stock option exercises. As of January 25, 2004, the Company had repurchased 234,999 convertible subordinated notes (face value of $1,000 each) for $212.5 million in cash in open market transactions. The Company retired all repurchased notes and called the remaining convertible subordinated notes on July 18, 2003.

In fiscal year 2004, the Company repurchased 76,569 convertible subordinated notes (face value of $1,000 each), resulting in a pre-tax net gain of $2.9 million. In fiscal year 2003, the Company repurchased 122,750 convertible subordinated notes (face value of $1,000 each), resulting in a pre-tax gain of $12.7 million. In fiscal year 2002, the Company repurchased 35,680 convertible subordinated notes (face value of $1,000 each), resulting in a pre-tax gain of $2.3 million.

Subsequent to the end of fiscal year 2004, the Company announced that its board of directors had approved a new program to repurchase up to $50.0 million of its common stock.

3. One-Time Costs

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

The write-down of inventory and discontinuation of certain products in fiscal year 2002 was the result of a critical review conducted during the second quarter. A severe industry downturn and a related drop in demand from end- customers made certain inventories excess and obsolete, and certain product lines non-strategic. Of the $14.0 million write-down of inventory and discontinuation of certain products, $13.4 million was associated with the Standard Products segment, $550,000 with the Rectifier, Assembly and Other Products segment.

Headcount reductions in fiscal year 2002 were associated with the sale of the Company’s Santa Clara, California wafer fabrication facility and general reductions in response to lower sales levels.

4. Disposition of Assets

On April 23, 2001, the Company sold its Santa Clara, California wafer fab facility to STI Foundry, Inc. In exchange for approximately $1.6 million of assets associated with the facility, the Company received $1.0 million in cash and approximately a $1.4 million receivable for either future inventory or cash. The Company expected to eventually recognize $855,000 of gain on the sale of the wafer fab as compensation was received from the buyer. As of January 25, 2004, only $724,000 of this expected gain has been realized and reported as a gain, with the remainder of the gain still unrecognized as the Company is uncertain of the ultimate collectibility of the receivable.

5. Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. The Company classifies its investments as “available for sale” because they expect to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by a limited number of outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.

The Company included $118,000 and $1.4 million of unrealized gain, net of tax, in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal year 2004 and fiscal year 2003, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value:

For fiscal year 2004, investments generated interest income of $7.4 million and in fiscal year 2003, investments generated interest income of $18.1 million. In fiscal year 2004, investments generated interest income of $3.2 million from government issues and $4.2 million from corporate and money market issues. In fiscal year 2003, investments generated interest income of $6.2 million from government issues and $11.9 million from corporate and money market issues. As of January 26, 2003, all of the Company’s investments mature on various dates through fiscal year 2005.

6. Inventories

Inventories consist of the following:

(fiscal years, in thousands)	2004	2003
Raw materials	$579	$536
Work in progress	14,809	9,449
Finished goods	6,778	6,366

Total Inventories	$22,166	$16,351

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(fiscal years, in thousands)	2004	2003
Property	14,213	14,213
Buildings	17,025	17,429
Leasehold improvements	2,199	1,855
Machinery and equipment	43,068	39,275
Furniture and office equipment	13,954	12,614
Construction in progress	318	564

Property, plant and equipment, gross	90,777	85,950
Less accumulated depreciation and amortization	(41,199)	(34,403)

Property, plant and equipment, net	49,578	51,547

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

On July 18, 2003, the Company called the remaining outstanding balance of convertible subordinated notes (see Note 2. “Stock and Convertible Subordinated Debt Repurchase Programs”).

9. Accrued Liabilities

Accrued liabilities consist of the following:

(fiscal years, in thousands)	2004	2003
Accrued interest	$—	$5,417
Payroll and related	6,784	4,798
Commissions	735	766
Due customer	6,000	12,000
Other	3,375	3,615

Accrued liabilities	$16,894	$26,596

10. Income Taxes

The provision for taxes consist of the following:

(fiscal years, in thousands)	2004	2003	2002
Current:
Federal	$5,853	$8,948	$5,412
State	3,297	357	3,446
Foreign	1,731	3,666	506

Subtotal	10,881	12,971	9,364
Deferred:
Federal	870	(1,685)	3,424
State	(1,499)	317	(2,274)
Foreign	—	300	(401)

Subtotal	(629)	(1,068)	749

Provision for taxes	$10,252	$11,903	$10,113

The change in the net deferred tax asset differs from the deferred tax provision to the extent of tax deductions obtained for non-qualified stock options in excess of the current tax liabilities, which has been offset by an entry to additional paid-in capital.

The components of the net deferred income tax assets at January 25, 2004 and January 26, 2003 are as follows:

Net current refundable and deferred income taxes:

(fiscal years, in thousands)	2004	2003
Deferred tax assets:
Payroll and related	$795	$1,091
Deferred revenue	1,251	1,121
Inventory reserve	3,118	3,233
Bad debt reserve	53	158
Income Tax Refundable / NOL	5,796	6,011
Other deferred assets	(6)	117

Net current deferred income taxes	$11,007	$11,731

Net long-term deferred income taxes:

(fiscal years, in thousands)	2004	2003
Deferred tax assets:
Inventory valuation	$(673)	$(540)
Research and development charges	3,767	2,864
Research credit carryforward	16,811	14,997
Manufacturing investment credit carryforward	699	627
AMT credit carryforward	83	383
NOL carryforward	32,843	35,387
Environmental	2	314
Dispute settlement charges	4,889	4,805
Other deferred assets	243	92

Total long-term deferred assets	58,664	58,929

Deferred tax liabilities:
Depreciation and amortization	(408)	(776)

Total long-term deferred liabilities	(408)	(776)

Subtotal	58,256	58,153
Valuation reserve	(32,704)	(31,010)

Net long-term deferred income taxes	$25,552	$27,143

Realization of the net deferred tax assets is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the reversal periods are revised. The change in valuation reserve reflected in the following reconciliation excludes valuation reserves that have been set up against deferred tax assets that were generated from stock option exercise activity.

As of January 25, 2004, the Company had net operating loss carryforwards available of approximately $95.8 million and $18.0 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring though 2023.

Approximately $21.0 million of net operating loss and tax credit deferred tax assets and the corresponding amount of valuation allowances were created as a result of stock option exercises. To the extent this portion of net operating loss and tax credit deferred tax assets are realized and the corresponding amount of valuation allowance is reduced, shareholders’ equity or additional paid-in capital will be credited.

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

(fiscal years, in thousands)	2004	2003	2002
Federal income tax at statutory rate	$14,951	$17,326	$13,015
State income taxes, net of federal benefit	2,013	1,181	1,384
Foreign taxes at rates less than domestic rates	(4,797)	(9,792)	(2,944)
Tax credits generated	—	(1,630)	(5,639)
Changes in valuation reserve	1,694	3,885	3,241
Permanent differences	(3,422)	1,392	872
Other	(187)	(459)	184

Provision for taxes	$10,252	$11,903	$10,113

As of January 25, 2004, the Company had approximately $89.8 million of unremitted income related to the Company’s wholly-owned European subsidiaries. U.S. federal and state income taxes have not been provided for the undistributed earnings of the Company’s foreign operations. The Company’s policy is to leave the income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested to offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of the Company’s U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

As of January 25, 2004, the Company had federal and state research credits available of approximately $11.1 million and $8.9 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring through 2023. As of January 25, 2004, the Company had California Manufacturer’s Investment credits available of approximately $1.1 million which can be used to offset taxable income. These credits will expire between 2006 and 2010. As of January 25, 2004, the Company had California Manufacturer’s Investment credits available of approximately $1.0 million which can be used to offset taxable income. These credits will expire between 2006 and 2010. As of January 25, 2004, the Company had California Manufacturer’s Investment credits available of approximately $1.0 million which can be used to offset taxable income. These credits will expire between 2006 and 2010.

11. Commitments and Contingencies

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2015. The aggregate minimum annual lease payments under leases in effect on January 25, 2004 are as follows:

(fiscal years, in thousands)

Fiscal year ending:
2005	$1,667
2006	1,387
2007	1,210
2008	1,167
2009	1,111
Thereafter	2,229

Total minimum lease commitments	$8,771

Annual rent expense, net of sublease income, was $2.1 million, $2.1 million, and $1.4 million for fiscal years 2004, 2003, and 2002, respectively.

The Company’s general warranty policy provides for repair or replacement of defective parts or a refund of the purchase price. In certain instances, the Company has agreed to other warranty terms, including some indemnification provisions, that could prove to be significantly more costly. If there is a substantial increase in the rate of customer claims, if the Company’s estimates of probable losses relating to identified warranty exposures prove inaccurate, or its efforts to contractually limit liability prove inadequate, the Company may record a charge against future cost of sales. Other than the customer dispute resolved in March 2003, over at least the last decade, warranty expense has been immaterial to the Company’s financial statements.

The Company indemnifies certain customers, distributors, and other parties for damages, costs, and attorneys fees for certain matters, such as acts or omissions of Company employees or if the Company’s products are alleged to infringe third-party intellectual property rights. In some cases there are limits on and exceptions to the Company’s potential liability for this indemnification. The Company cannot estimate the amount of potential future payments, if any, that the Company might be required to make as a result of these agreements. Over at least the last decade, the Company has not incurred any significant expense as a result of these agreements. Accordingly, the Company has not accrued any amounts for such indemnification obligations. However, there can be no assurances that the Company will not incur expense under these indemnification provisions in the future.

On March 28, 2003, the Company announced that it had resolved a customer dispute. Under the terms of the settlement, the Company agreed to pay the customer $12.0 million in cash in two equal annual installments, plus rebates on the future purchase of certain products by the customer over a two year period. The rebates, which can be up to 10%, are dependent upon the amount of eligible products the customer purchases. The Company paid the first $6.0 million installment in the first quarter of fiscal year 2004 and paid the second $6.0 million installment in the first quarter of fiscal year 2005. Amounts accrued for the rebates during fiscal year 2004 are not material. The Company is vigorously pursuing insurance coverage for the full value of the settlement, although it is unable to estimate the size of the eventual insurance settlement, if any, or to give a tentative date for when an insurance settlement might be reached.

On June 22, 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program, because it is one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company has joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site. The soils investigation has been completed and submitted to the State for review. The State has the right to require the removal of contaminated soils and to expand the scope of work to include investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. The Company’s share of the cost of the soils investigation was not material and has been expensed. At this time there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

In November 2003, the Company and other members of the Davis Chemical Site group received notices under Proposition 65 from Consumer Defense Group Action (“CDGA”) alleging violations of California’s Proposition 65 occurring in connection with the site. Proposition 65 prohibits the discharge of listed chemicals in a manner that reaches or threatens to reach a source of drinking waters and requires warnings on products or locations known to contain listed chemicals. The notice letter sent by the CDGA is a prerequisite for bringing a private enforcement action. Although the statutory notice period expired in January 2004, the Company is unaware of any lawsuit having been filed against it or any member of the group. Thus, no reserve has been established for this Proposition 65 matter.

The Company used an environmental consulting firm, specializing in hydrogeology, to perform periodic monitoring of the groundwater at the facility in Newbury Park, California that it leased for approximately forty years. Certain contaminants have been found in the local groundwater. Monitoring results over a number of years indicate that contaminants are coming from adjacent facilities. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company for this site. There are no claims pending with respect environmental matters at the Newbury Park site. Accordingly, no reserve for clean up has been provided at this time.

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

The Company has agreed to indemnify the directors and some Company executives against certain liabilities incurred in connection with their duties as directors or executives of the Company.

12. Stockholders’ Equity

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

Stock option information with respect to the Company’s stock option plans is as follows (in thousands), except share exercise prices:

(fiscal years, in thousands)	2004		2003		2002
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding, beginning of year	14,920	$12.28	14,643	$11.11	19,162	$8.54
Granted	2,685	$17.38	3,017	$16.38	1,638	$25.90
Cancelled	(514)	$21.28	(882)	$19.54	(937)	$15.88
Exercised	(1,305)	$5.86	(1,858)	$6.28	(5,220)	$5.49

Options outstanding, end of year	15,786	$13.38	14,920	$12.28	14,643	$11.11

Options exercisable at the end of year	9,862	$10.54	9,574	$8.72	9,051	$6.78
Weighted average fair value of options granted during year		$11.38		$11.71		$20.83

Information about stock options outstanding at January 25, 2004 is summarized as follows:

(share amounts in thousands) Exercise Prices	Number Outstanding 1/25/04	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number Exercisable 1/25/04	Weighted Average Exercise Price
$ 0.31-$ 4.60	3,475	$2.96	3.7 Years	3,475	$2.96
$ 4.61-$ 9.20	2,549	$6.43	4.1 Years	2,547	$6.42
$ 9.21-$13.80	814	$12.72	8.2 Years	226	$12.53
$13.81-$18.40	5,572	$15.64	8.2 Years	1,665	$14.77
$18.41-$23.00	509	$20.46	7.3 Years	309	$19.88
$23.01-$27.60	2,188	$25.40	6.8 Years	1,348	$25.47
$27.61-$32.20	506	$29.63	7.8 Years	183	$30.01
$32.21-$36.80	118	$33.62	7.1 Years	66	$33.76
$36.81-$41.40	49	$38.31	5.4 Years	39	$38.30
$41.41-$46.00	6	$41.59	6.5 Years	4	$41.59

$ 0.31-$46.00	15,786	$13.38	6.3 Years	9,862	$10.54

13. Interest and Other Income

Interest and other income, net, consist of the following:

(fiscal years, in thousands)	2004	2003	2002
Interest income	$7,409	$18,140	$25,458
Gain (loss) on sale of assets	109	(207)	302
Gain (loss) on the retirement of debt	(3,903)	12,719	2,284
Foreign currency transaction losses	(61)	(229)	(30)
Miscellaneous (expense) income	157	(111)	(2)

Interest and other income, net	$3,711	$30,312	$28,012

14. Statements of Cash Flows

In connection with the sale of the Santa Clara wafer fab facility (see Note 4. “Disposition of Assets”), the Company has utilized $875,000 in discounts for the purchase of inventory from STI Foundry, Inc. during fiscal year 2002. Income taxes paid in fiscal years 2004, 2003, and 2002, were $3.0 million, $1.7 million and $349,000, respectively. For those same periods, the Company paid interest in the amounts of $9.2 million, $15.1 million and $18.0 million, respectively.

In fiscal year 2004, the Company transferred $403,000 of equipment to one of its third-party wafer foundries in exchange for discounts on future wafer purchases.

15. Business Segments and Concentrations of Risk

As of January 25, 2004, the Company operates in two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. In previous years, the Company had a segment entitled Other Products, which in fiscal year 2003 and fiscal year 2002 were 0.5% and 2%, respectively, of net sales. The Other Product Category was combined with the Rectifier and Assembly Products segment in fiscal year 2003, and is now referred to as the Rectifier, Assembly and Other Products segment. The Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years.

The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes the power management, protection, test and measurement, advanced communications and human input device product lines. The Rectifier, Assembly and Other Products segment includes the Company’s line of assembly and rectifier devices, which are the remaining products from its original founding as a supplier into the military and aerospace market. It also includes other products made up of custom integrated circuit and foundry sales.

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

Net sales by segment are:

(fiscal years, in thousands)	2004	2003	2002
Standard Semiconductor Products	$182,522	$183,235	$175,881
Rectifier, Assembly and Other Products	9,557	9,723	15,329

Total net sales	$192,079	$192,958	$191,210

Operating income by segment is:

(fiscal years, in thousands)	2004	2003	2002
Standard Semiconductor Products	$40,402	$29,927	$25,439
Rectifier, Assembly and Other Products	2,767	2,172	4,310
One-time costs	—	(1,202)	(2,728)

Total operating income	$43,169	$30,897	$27,021

One-time charges of $13.2 million were recorded in fiscal year 2003. One-time costs of $12.0 million for the settlement of a customer dispute was associated with the Standard Semiconductor Product segment. One-time costs of $1.2 million in fiscal year 2003 that are not assigned to a reportable segment included $852,000 of cost for an expected loss on the future sub-lease of the Company’s New York office and $350,000 of cost for asset impairment at the Corpus Christi, Texas wafer fabrication facility.

Of the $14.0 million write-down of inventory and discontinuation of certain products that occurred in fiscal year 2002, $13.4 million was associated with the Standard Products segment, $550,000 with the Rectifier, Assembly and Other Products segment.

The one-time charges of $2.7 million in fiscal year 2002, not assigned to a reportable segment, included one-time costs of $2.0 million associated with headcount reductions and one-time costs of $765,000 associated with a pending Superfund settlement.

No end-customer accounted for 10% or more of net sales in fiscal year 2004. In fiscal year 2002, Agilent Technologies, one of the Company’s ATE end-customers, and its subcontractors, accounted for approximately 13% of net sales. For fiscal years 2004, 2003 and 2002, one of the Company’s Asian distributors accounted for approximately 10%, 14% and 12%, respectively, of net sales. For fiscal year 2004, another one of our Asian distributors accounted for approximately 14% of net sales.

As of the end of fiscal years 2004, 2003 and 2002, one of the Company’s Asian distributors accounted for approximately 11%, 11% and 17%, respectively, of net accounts receivable. Receivables from customers are not secured by any type of collateral.

The Company does not track customer sales by region for each individual reporting segment. A summary of net external sales by region follows:

(fiscal years, in thousands)	2004	2003	2002
Domestic	$59,927	$62,901	$73,025
Asia-Pacific	115,936	117,220	100,426
Europe	16,216	12,837	17,759

Total Net Sales	$192,079	$192,958	$191,210

Long-lived assets located outside the United States as of the end of fiscal years 2004, 2003 and 2002 were approximately $11.3 million, $9.3 million and $7.2 million, respectively.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Semtech Corporation

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware corporation) and subsidiaries as of January 25, 2004 and January 26, 2003 the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the two years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and financial statement schedule of Semtech Corporation, for the fiscal year ended January 27, 2002 was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated April 2, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation and subsidiaries as of January 25, 2004 and January 26, 2003 and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
ERNST & YOUNG LLP

Los Angeles, California
March 26, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Semtech Corporation filing on Form 10-K for the year ended January 27, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The balance sheet as of January 28, 2001, referred to in this report has not been included in the accompanying financial statements.

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

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
April 2, 2002

SCHEDULE II

SEMTECH CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED JANUARY 25, 2004

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 27, 2002
Allowance for doubtful accounts	$1,100,000	$160,000	$(287,000)	$973,000

Year ended January 26, 2003
Allowance for doubtful accounts	$973,000	$29,000	$(383,000)	$619,000

Year ended January 25, 2004
Allowance for doubtful accounts	$619,000	$118,000	$(81,000)	$656,000

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

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company (and its consolidated subsidiaries) required to be included in its periodic reports filed with the Securities and Exchange Commission.

PART III

Items 10 (except the information required to be disclosed regarding our Code of Ethics under Item 406 of Regulation S-K), 11, 12 (except the information required to be disclosed regarding securities authorized for issuance under equity compensation plans under Item 201(d) of Regulation S-K), 13 and 14 are incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 10, 2004.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Conduct is attached to this report as Exhibit 14. Other information called for by Part III, Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 10, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock that may be issued under our equity compensation plans as of January 25, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the issued column)
Equity compensation plans approved by security holders	8,157,489	$8.22	7,780,915
Equity compensation plans not approved by security holders	7,628,204	$18.89	381,778

Total	15,785,693	$13.38	8,162,693

Equity compensation plans not approved by security holders include the Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan that was approved by our board of directors in fiscal year 2000. The Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan allows for the issuance of options for up to 8,000,000 shares of our common stock to non-directors and non-executive officers. This number has been adjusted for stock splits and under the terms of the plan, is subject to further adjustment in the event that the number of outstanding shares of our common stock are adjusted by reason of a stock split, stock dividend, or the like. Further, any shares granted under the plan that are forfeited back to the Company because of a failure to meet an award contingency or condition are available for delivery pursuant to new awards granted under the plan. All securities remaining available for future issuance under equity compensation plans not approved by security holders are related to the Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan.

Included in the outstanding options portion of equity compensation plans not approved by security holders are non-plan grants of options to our non-employee directors that occurred in fiscal year 1998 and a non-plan grant of inducement options, within the meaning of Nasdaq rules, to Jason Carlson, our President and Chief Executive Officer, as a recruitment incentive in fiscal year 2003.

The material features of the Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan and the non-plan grants referred to above are substantially similar to the material features of the plans that have been approved by shareholders. See Note 12. “Stockholders’ Equity” to the financial statements included in this Form 10-K. Other information called for by Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 10, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The financial statements and the Report of Ernst & Young LLP are included in Part II of this Form 10-K on the pages indicated.

Page
Index of Financial Statements:

Report of Ernst & Young LLP, Independent Auditors	50

Consolidated statements of income, three years ended January 25, 2004	32

Consolidated balance sheets, January 25, 2004 and January 26, 2003	33

Consolidated statements of stockholders’ equity and comprehensive income, three years ended January 25, 2004	34

Consolidated statements of cash flows, three years ended January 25, 2004	35

Notes to consolidated financial statements	36

Schedule II - Valuation and Qualifying Accounts	52

(a)(2) Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits

Exhibit No.	Description
3.1 (1)	-	Restated Certificate of Incorporation of Semtech Corporation

3.2 (1)	-	Bylaws of Semtech Corporation

10.1 (2)	-	Agreement of sublease executed on December 23, 1991, effective January 1, 1991, by the Company and the Corpus Christi Airport Development Corporation for a portion of the Company’s plant and facilities

10.2 (3)	-	The Company’s 1994 Long-term Stock Incentive Plan, as amended

10.3 (4)	-	The Company’s 1994 Non-Employee Directors Stock Option Plan, as amended

10.4 (5)	-	Form of Non-Statutory Stock Option Agreement

10.5 (6)	-	The Company’s Long-term Stock Incentive Plan, as amended

10.6 (5)	-	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended

10.7 (8)	-	Option Award Agreement dated November 4, 2002 with respect to inducement options granted to Jason Carlson

10.8 (8)	-	Form of Option Agreement for Options Awarded to Non-Employee Directors on December 5, 2002

10.9	-	Option Agreement dated October 6, 2003 with respect to options granted to Non-Employee Chairman John D. Poe

10.10	-	Termination of Executive Compensation Arrangement

10.11	-	Statement Regarding the Semtech Executive Compensation Plan

10.12	-	Adoption Agreement dated as of January 1, 2004 adopting The Executive Nonqualified “Excess” Plan known as the Semtech Executive Compensation Plan

10.13	-	Plan Document for The Executive Nonqualified “Excess” Plan adopted by Semtech Corporation as of January 1, 2004 (known as the Semtech Executive Compensation Plan)

10.14	-	Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan

10.15 (9)	-	Arrangement Regarding Form of Bonuses

10.16	-	Arrangement with Jason Carlson

10.17 (1)	-	Arrangements with John D. Poe

10.18 (10)	-	Stockholder Protection Agreement, dated June 25, 1998, between Semtech Corporation and Chasemellon Shareholder Services as rights agent

14	-	Semtech Corporation Code of Conduct

16.1 (11)	-	Letter regarding change in the Company’s Certifying Accountant

21.1	-	Subsidiaries of the Company

23.1	-	Consent of Ernst & Young LLP

23.2	-	Notice Regarding Consent of Arthur Andersen LLP

31.1	-	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	-	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”)

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1992.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (333-44033) filed January 9, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (333-00599) filed January 31, 1996.
(5)	Incorporated by reference to the Company’s Registration Statement of Form S-8 (333-60396) filed May 8, 2001

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2002.
(7)	[Reserved]
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2002
(10)	Incorporated by reference to the Registrants Current Report on Form 8-K filed July 16, 1998.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 25, 2002

(b)	Reports on Form 8-K

The Company submitted a report on Form 8-K on November 24, 2003 with respect to a press release dated November 24, 2003 regarding financial results for the third quarter of fiscal year 2004 and forward-looking statements with respect to the Company’s future performance and results.

The Company submitted a report on Form 8-K/A on November 25, 2003 to amend page 2 of the Form 8-K filed on November 24, 2003 to indicate that the filing relates to Items 7, 9, and 12 rather than Items 5 and 7. No changes were made to the press release attached as Exhibit 99.1.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2004	Semtech Corporation

	By:	/s/ Jason L. Carlson
Jason L. Carlson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 8, 2004	/s/ Jason L. Carlson
Jason L. Carlson
President and Chief Executive Officer
Director

Date: April 8, 2004	/s/ David G. Franz Jr.
David G. Franz, Jr.
Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: April 8, 2004	/s/ John D. Poe
John D. Poe
Chairman of the Board

Date: April 8, 2004	/s/ Rock N. Hankin
Rock N. Hankin
Vice Chairman of the Board

Date: April 8, 2004	/s/ James P. Burra
James P. Burra
Director

Date: April 8, 2004	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: April 8, 2004	/s/ John L. Piotrowski
John L. Piotrowski
Director

Date: April 8, 2004	/s/ James T. Schraith
James T. Schraith
Director