Form 10-Q
period 2004-04-25
SEMTECH CORP
filed 2004-06-04
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 25, 2004

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at May 1, 2004: 74,341,537

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of April 25, 2004, and the results of their operations for the three months then ended and their cash flows for the three months then ended.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 25, 2004	April 27, 2003
Net sales	$61,893	$44,017
Cost of sales	25,111	19,160

Gross profit	36,782	24,857

Operating costs and expenses:
Selling, general and administrative	10,341	8,946
Product development and engineering	7,907	7,825

Total operating costs and expenses	18,248	16,771

Operating income	18,534	8,086

Interest and other income, net	894	2,792

Income before taxes	19,428	10,878
Provision for taxes	4,663	2,611

Net income	$14,765	$8,267

Earnings per share:
Basic	$0.20	$0.11
Diluted	$0.19	$0.11

Weighted average number of shares:
Basic	74,226	73,236
Diluted	78,819	76,522

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	April 25, 2004	January 25, 2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$66,115	$96,314
Temporary investments	90,378	93,044
Receivables, less allowances	22,339	20,362
Inventories	23,880	22,166
Income taxes refundable	5,795	5,795
Deferred income taxes	4,650	5,212
Other current assets	8,431	3,062

Total current assets	221,588	245,955
Property, plant and equipment, net	51,819	49,579
Investments, maturities in excess of 1 year	122,412	86,119
Deferred income taxes	25,199	25,552
Other assets	1,884	1,268

Total Assets	$422,902	$408,473

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$13,822	$8,554
Accrued liabilities	7,808	16,894
Income taxes payable	2,117	1,699
Deferred revenue	3,097	1,689
Other current liabilities	—	27

Total current liabilities	26,844	28,863
Other long-term liabilities	615	—
Stockholders’ equity:

Common stock, $0.01 par value, 250,000,000 shares authorized, 74,511,537 issued and 74,376,537 outstanding on April 25, 2004 and 74,120,684 issued and outstanding on January 25, 2004	746	742

Treasury stock, at cost, 135,000 shares as of April 25, 2004	(3,080)	—
Additional paid-in capital	194,832	189,945
Retained earnings	203,086	188,321
Accumulated other comprehensive income	(141)	602

Total stockholders’ equity	395,443	379,610

Total Liabilities and Stockholders’ Equity	$422,902	$408,473

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	April 25, 2004	April 27, 2003
Cash flows from operating activities:
Net income	$14,765	$8,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,244	2,305
Deferred income taxes	915	7,950
Tax benefit of stock option exercises	2,232	—
(Gain) Loss on retirement of long-term debt	—	(2,805)
(Gain) Loss on disposition of property, plant and equipment	235	(109)
Provision for doubtful accounts	—	30
Changes in assets and liabilities:
Receivables	(1,977)	(3,471)
Inventories	(1,714)	1,678
Other assets	(5,985)	(1,316)
Accounts payable and accrued liabilities	(3,818)	(9,461)
Deferred revenue	1,408	(314)
Income taxes payable (refundable)	418	(5,574)
Other liabilities	588	5

Net cash provided (used) by operating activities	9,311	(2,815)
Cash flows from investing activities:
Purchase of available-for-sale investments	(106,000)	(33,470)
Proceeds from sales and maturities of available-for-sale investments	71,699	102,672
Proceeds on sale of assets	218	—
Additions to property, plant and equipment	(4,937)	(1,395)

Net cash provided (used) by investing activities	(39,020)	67,807
Cash flows from financing activities:
Exercise of stock options	2,659	—
Repurchase of treasury stock	(3,080)	—
Cost of buyback of convertible subordinated notes	—	(55,664)
Reissuance of treasury stock	—	1,428

Net cash used in financing activities	(421)	(54,236)
Effect of exchange rate changes on cash and cash equivalents	(69)	3

Net increase (decrease) in cash and cash equivalents	(30,199)	10,759
Cash and cash equivalents at beginning of period	96,314	137,041

Cash and cash equivalents at end of period	$66,115	$147,800

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Earnings Per Share and Stock-Based Compensation

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in the first quarters of fiscal years 2005 and 2004 were 74,226,000 and 73,236,000, respectively. The weighted average number of shares used to compute diluted earnings per share in the first quarters of fiscal years 2005 and 2004 were 78,819,000 and 76,522,000, respectively.

Options to purchase approximately 2,882,459 and 4,886,000 shares, respectively, were not included in the computation of the first quarter’s of fiscal years 2005 and 2004 diluted net income per share because such options were considered anti-dilutive. Shares associated with the Company’s previously outstanding convertible subordinated notes were also not included in the computation of earnings per share as they were anti-dilutive.

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

SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the indicated period as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for the first quarters of fiscal years 2005 and 2004 would have been reduced to the following pro forma amounts:

Pro Forma Net Income (in thousands)

	Three Months Ended
	April 25, 2004	April 27, 2003
Net income as reported	$14,765	$8,267
Additional pro forma compensation expense	10,335	7,219
Tax benefit of pro forma compensation expense	(2,480)	(1,805)

Pro forma net income	$6,910	$2,853

Pro forma earnings per share – basic	$0.09	$0.04
Pro forma earnings per share – diluted	$0.09	$0.04

The pro forma effect on net income for the first three months of fiscal years 2005 and 2004 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

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

The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes the power management, protection, test and measurement, advanced communications and human input device product lines. The Rectifier, Assembly and Other Products segment includes the Company’s line of assembly and rectifier devices, which are the remaining products from its original founding as a supplier into the military, aerospace and industrial equipment market. It also includes other products made up of custom integrated circuit and foundry sales.

The accounting policies of the segments are the same as those described above and in the Company’s Form 10-K for the year ended January 25, 2004 in the summary of significant accounting policies. The Company evaluates segment performance based on net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below operating income).

The Company does not track or assign assets to individual reportable segments. Likewise, depreciation expense and capital additions are also not tracked by reportable segments.

Net Sales (in thousands)

	Three Months Ended
	April 25, 2004	April 27, 2003
Standard Semiconductor Products	$59,456	$41,359
Rectifier, Assembly and Other Products	2,437	2,658

Total Net Sales	$61,893	$44,017

Operating Income (in thousands)

	Three Months Ended
	April 25, 2004	April 27, 2003
Standard Semiconductor Products	$17,793	$7,065
Rectifier, Assembly and Other Products	741	1,021

Total Operating Income	$18,534	$8,086

In the first quarter of fiscal year 2005, one of the Company’s Asian distributors accounted for approximately 10% of net sales. In the first quarter of fiscal year 2004, this Asian distributor accounted for approximately 13% of net sales and another one of its Asian distributors accounted for approximately 11% of net sales. No end-customer accounted for 10% or more of net sales in the first quarter of fiscal years 2005 or 2004.

As of April 25, 2004, one of the Company’s OEM customers accounted for approximately 11% of net accounts receivable. Receivables from customers are not secured by any type of collateral.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Net Sales (in thousands)

	Three Months Ended
	April 25, 2004	April 27, 2003
Domestic	$19,373	$13,953
Asia-Pacific	35,588	26,367
Europe	6,932	3,697

Total Net Sales	$61,893	$44,017

Long-lived assets located outside the United States as of April 25, 2004 and January 25, 2004 were approximately $14.3 million and $11.3 million, respectively.

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

The Company classifies its investments as “available for sale” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by a limited number of outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.

The Company included $674,000 of unrealized loss and $276,000 of unrealized gain, net of tax, in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the first quarters of fiscal years 2005 and 2004, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and book value, with the difference in these amounts booked as part of comprehensive income:

Investments (in thousands)

	April 25, 2004			January 25, 2004
	Market Value	Book Value	Unrealized Gain/(Loss)	Market Value	Book Value	Unrealized Gain/(Loss)
Government issues	$61,828	$62,297	$(469)	$68,156	$68,092	$64
Corporate issues	150,962	151,416	(454)	111,007	110,867	140

Total investments	$212,790	$213,713	$(923)	$179,163	$178,959	$204

The Company realized interest income of $1.1 million and $2.4 million during the first quarters of fiscal years 2005 and 2004, respectively.

4. Inventories

Inventories consisted of the following:

Inventories (in thousands)

	April 25, 2004	January 25, 2004
Raw materials	$410	$579
Work in progress	14,556	14,809
Finished goods	8,914	6,778

Total Inventories	$23,880	$22,166

5. Comprehensive Income

Comprehensive income consisted of the following:

Comprehensive Income (in thousands)

	Three Months Ended
	April 25, 2004	April 27, 2003
Net income	$14,765	$8,267
Change in unrealized gain (loss) on investments, net of tax	(674)	276
Gain (loss) for translation adjustment	(69)	3

Comprehensive income	$14,022	$8,546

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

In the first quarter of fiscal year 2005, the Company announced that its board of directors had approved a new program to repurchase up to $50.0 million of its common stock.

In the first quarter of fiscal year 2005, the Company bought back 135,000 shares at a cost of $3.1 million dollars, which were being held as treasury shares as of April 25, 2004. In the first quarter of fiscal year 2004, the Company repurchased and retired 59,500 convertible subordinated notes (face value of $1,000 each), resulting in a pre-tax net gain of $2.8 million.

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

For the first quarter of fiscal year 2005, there were no Company convertible subordinated notes outstanding and likewise, there was no interest expense associated with them. In the first quarter of fiscal year 2004, the Company incurred $2.4 million in interest expense associated with the convertible subordinated notes.

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

8. Commitments and Contingencies

On June 22, 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remedial action plan. The State has the right to require the removal of contaminated soils and to expand the scope of work to include investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, the Company’s share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

In November 2003, the Company and other members of the Davis Chemical Site group received notices from Consumer Defense Group Action (“CDGA”) alleging violations of California’s Proposition 65 occurring in connection with the site. Proposition 65 prohibits the discharge of listed chemicals in a manner that reaches or threatens to reach a source of drinking waters and requires warnings on products or locations known to contain listed chemicals. The notice letter sent by the CDGA is a prerequisite for bringing a private enforcement action. Although the statutory notice period expired in January 2004, the Company is unaware of any lawsuit having been filed against it or any member of the group. No reserve has been established for this Proposition 65 matter.

The Company has operated at various locations throughout its history and may be subject to future statutory or contractual claims related to environmental matters. For example, certain contaminants have been found in the groundwater at the Company’s previously leased facility in Newbury Park, California. Monitoring results over a number of years indicate that contaminants are coming from an adjacent facility. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company at this site or at any of its other past or present sites. Accordingly, no reserve for clean up of such sites has been provided at this time.

From time to time, claims are made against the Company by customers, suppliers, employees and others, including persons seeking payment based on the Company’s alleged use of their intellectual property. The Company is also periodically named as a defendant in lawsuits involving intellectual property and other matters that are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such pending matters will not have a material adverse effect on the accompanying consolidated financial statements. Other than the customer dispute resolved in March 2003, over at least the last decade the Company has not entered into any settlements with customers that have been material to its financial statements.

On March 28, 2003, the Company announced that it had resolved a customer dispute. Under the terms of the settlement, the Company agreed to pay the customer $12.0 million in cash in two equal annual installments, plus rebates on the future purchase of certain products by the customer over a two year period. The rebates, which can be up to 10%, are dependent upon the amount of eligible products the customer purchases. In the first quarter of fiscal year 2004, the Company made a $6.0 million cash payment to the customer, representing the first of two payments equaling the $12.0 million settlement. The second cash payment was made in the first quarter of fiscal year 2005. Amounts accrued for the rebates during fiscal year 2004 and through the first quarter of fiscal year 2005 have not been material. The Company is vigorously pursuing insurance coverage for the full value of the settlement but is unable to estimate the size of, if any, eventual insurance settlement or to give a tentative date for when an insurance settlement might be reached.

In the normal course of its business, the Company indemnifies other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise under contracts under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights, and certain environmental matters. The Company has also entered into agreements with its directors and some Company executives indemnifying them against certain liabilities incurred in connection with their duties, and the Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s directors and employees. In some cases there are limits on and exceptions to the Company’s potential indemnification liability. The Company cannot estimate the amount of potential future payments, if any, that the Company might be required to make as a result of these agreements. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. Accordingly, the Company has not accrued any amounts for such indemnification obligations. However, there can be no assurances that the Company will not incur expense under these indemnification provisions in the future.

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

9. Product Warranty and Indemnification

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases a refund of the purchase price is offered. In certain instances the Company has agreed to warranty terms, including some indemnification provisions, that could prove to be significantly more costly.

The product warranty accrual, which is included in cost of sales, reflects the Company’s best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical experience. The following table details the change in the product warranty accrual for the first quarter of fiscal year 2005.

Product Warranty Accrual (in thousands)

Balance as of January 25, 2004	$250
Payments made in the period	—
Additional expense accrued in period	173

Balance as of April 25, 2004	$423

If there is a substantial increase in the rate of customer claims, if the Company’s estimates of probable losses relating to identified warranty exposures prove inaccurate, or its efforts to contractually limit liability prove inadequate, the Company may record a charge against future cost of sales. Over at least the last decade, warranty expense has been immaterial to our financial statements.

10. Recently Issued Accounting Standards

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. The Company has completed its evaluation of the provisions of FIN 46 and does not have any interest in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the results of operations or the financial position of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the condensed financial statements and the notes to condensed financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors and Forward Looking Statements” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of the our annual report on Form 10-K for the year ended January 25, 2004. We undertake no obligation to update any forward-looking statements after the date of this Form 10-Q.

Overview

We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end-applications, including notebook and desktop computers, computer gaming systems, personal digital assistants (PDAs), cellular phones, wireline networks, wireless base stations and automated test equipment (ATE). Products within the communications market include products for local area networks, metro and wide area networks, cellular phones and base stations. Industrial applications include ATE, medical devices and factory automation systems. Our end-customers are primarily original equipment manufacturers and their suppliers, including Agilent, Cisco, Compal Electronics, Dell, Hewlett Packard, Intel, Lucky Goldstar, Microsoft, Motorola, Quanta Computer, Samsung Electronics, Samsung Display, Sony and Unisys.

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Product design and engineering revenue is recognized during the period in which services are performed. We defer revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end-users. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead. We determine the cost of inventory by the first-in, first-out method. Our operating costs and expenses generally consist of selling, general and administrative (SG&A), product development and engineering costs (R&D), costs associated with acquisitions, and other operating related charges.

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the first quarter fiscal year 2005 were 52% of net sales. The remaining 48% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the first quarter of fiscal year 2005, approximately 50% of our silicon in terms of finished wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2004, approximately 62% of our silicon in terms of finished wafers were supplied by this third-party foundry in China. Foreign sales for first quarter of fiscal year 2005 constituted approximately 69% of our net sales. Approximately 84% of foreign sales in the first quarter of fiscal year 2005 were to customers located in the Asia-Pacific region. The remaining sales were to customers in Europe.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. We classify our investments as “available for sale” because we expected to possibly sell some securities prior to maturity. We included $674,000 of unrealized loss and $276,000 of unrealized gain associated with our investments in the comprehensive income portion of our Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the first quarters of fiscal year 2005 and 2004, respectively.

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

We do not sell software as a finished product. The very limited amount of software development we perform relates to software embedded in some of our finished semiconductor products (sometimes called firmware, since it is part of the circuit). We offer no post-sale support on firmware products outside of the same ordinary-course customer service we provide for our other products.

Other than distributor return privileges (accounted for as indicated above), product warranty obligations and limited price concessions in the form of occasional volume pricing and rebates, we have no post-shipment obligations to our customers. In the cases of warranty obligations, we accrue the estimated costs of performing such warranty obligations. In the cases of volume pricing and rebates, such amounts are estimated and accrued upon shipment and the reported revenue is net of any such amounts.

We base estimates of sales returns, warranty obligations, volume pricing and rebates on historical data and other known factors. Actual amounts could be different from our estimates and current provisions, resulting in future charges to earnings.

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

In the second quarter of fiscal year 2002, we had one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products as a result of a severe industry downturn and a related substantial drop in demand from end-customers, which indicated that certain products carried in our inventory were non-saleable as they were excess and/or obsolete. We wrote down our inventory by completely writing off the non-saleable products. In cases where written-off products were subsequently sold, we have disclosed such amounts in the notes to the financial statements. Some of the written-off inventory has been destroyed.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended April 25, 2004	Three Months Ended April 27, 2003
Net Sales	100%	100%
Cost of Sales	41%	44%

Gross Profit	59%	56%
Operating costs and expenses:
Selling, general & administrative	17%	20%
Product development & engineering	13%	18%

Total operating costs and expenses	29%	38%
Operating income	30%	18%
Interest and other income, net	1%	6%
Income before taxes	31%	25%
Provision for taxes	8%	6%

Net income	24%	19%

Comparison Of The Three Months Ended April 25, 2004 and April 27, 2003

Net Sales. Net sales for the first quarter of fiscal year 2005 were $61.9 million, an increase of 41% compared to $44.0 million for the first quarter of fiscal year 2004. Overall macro-economic and semiconductor industry conditions were strong in the first quarter of fiscal year 2005 compared to the prior year period. End-application demand for our products in the first quarter of fiscal year 2005 was strongest in the areas of cellular phones and automated test equipment, both of which were up more than 85% over the same period last year. The weakest demand was from the desktop computer segment, which was down about 25% compared to the prior year period. Sales by major end-markets are detailed below and are based on estimations by us.

(in thousands)

	Three Months Ended April 25, 2004		Three Months Ended April 27, 2003
End-Markets	Net Sales	% total	Net Sales	% total	Change
Computer	$19,744	32%	$18,047	41%	9%
Communications	$28,471	46%	$17,167	39%	66%
Industrial/Other	$13,678	22%	$8,803	20%	55%

Net sales	$61,893	100%	$44,017	100%	41%

Standard Semiconductor Products represented 96% of net sales in the first quarter of fiscal year 2005, while 4% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 94% of net sales in the first quarter of fiscal year 2004 and Rectifier, Assembly and Other Products’ sales were 6%. Sales of Standard Semiconductor Products increased 44% in the first quarter of fiscal year 2005 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products declined 8% in the first quarter of fiscal year 2005 as compared to the prior year period.

(in thousands)

	Three Months Ended April 25, 2004		Three Months Ended April 27, 2003
Reportable Segment	Net Sales	% total	Net Sales	% total	Change
Standard Semiconductor Products	$59,456	96%	$41,359	94%	44%
Rectifier, Assembly and Other Products	$2,437	4%	$2,658	6%	-8%

Net sales	$61,893	100%	$44,017	100%	41%

The increase in sales of Standard Semiconductor Products in the first quarter of fiscal year 2005 reflected general strength in the end-markets of computing, communications and portions of the industrial market. Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “Industrial/Other”) declined in the first quarter of fiscal year 2005 compared to the prior year period. These products are older technology products and other non-strategic product offerings, which we have de-emphasized due to their lower revenue and margin opportunities.

Gross Profit. Gross profit for the first quarter of fiscal year 2005 was $36.8 million, compared to $24.9 million for the prior year period. The increase was due to a 41% increase in sales and a gross margin of 59%, up from 56% in the prior year first quarter.

In the first quarter of fiscal year 2005, we sold $297,000 of previously written-off inventory and $484,000 of previously written-off inventory was sold in the first quarter of fiscal year 2004.

The improvement in gross margin in the first quarter of fiscal year 2005 was mostly due to increased sales of our products used in portable applications and more capital intensive systems, like test and communications infrastructure equipment. Sales into these three end-applications were up about 55% over the prior year period. Our products used in these end-applications tend to be more complex than other end-markets and require more technical expertise in terms of product design and layout. Products used in desktop computers, which have well below corporate average gross margin, declined about 25% from the prior year period. Likewise, gross margin in the first quarter if fiscal year 2005 was benefited by lower sales into desktop computer customers.

We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, which is typical in the semiconductor industry, tend to offset much of any manufacturing cost savings. Our gross margin is most impacted by the mix of products used in particular end-applications.

Operating Costs and Expenses. Operating costs and expenses were $18.2 million, or 29% of net sales in the first quarter of fiscal year 2005. Operating costs and expenses for the first quarter of fiscal year 2004 were $16.8 million, or 38% of net sales.

(in thousands)

	Three Months Ended April 25, 2004		Three Months Ended April 27, 2003
Operating Costs & Expenses	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$10,341	16%	$8,946	20%	16%
Product development and engineering	$7,907	13%	$7,825	18%	1%

Total operating costs and expenses	$18,248	29%	$16,771	38%	9%

Operating Income. Operating income was $18.5 million in the first quarter of fiscal year 2005, up from operating income of $8.1 million in the first quarter of fiscal year 2004. Operating income was impacted by an increase in net sales, higher gross margin and lower operating expenses as a percentage of net sales.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

(in thousands)

	Three Months Ended April 25, 2004		Three Months Ended April 27, 2003
Reportable Segment	Op. Income	% total	Op. Income	% total	Change
Standard Semiconductor Products	$17,793	96%	$7,065	87%	152%
Rectifier, Assembly and Other Products	$741	4%	$1,021	13%	-27%

Total operating income	$18,534	100%	$8,086	100%	129%

Operating income in the first quarter of fiscal year 2005 for the Standard Semiconductor Products segment improved due to a 44% increase in net sales and lower operating expenses as a percentage of net sales. Operating income for the Rectifier, Assembly and Other Products segment declined in the first quarter of fiscal year 2004 compared to the prior year, reflecting the impact of poor efficiencies associated with a 8% decline in sales.

Interest and Other Income, Net. Net interest and other income was income of $894,000 in the first quarter of fiscal year 2005. Net interest and other income in the first quarter of fiscal year 2004 was income of $2.8 million, which included $2.8 million of pre-tax gain on the repurchase of our convertible subordinated notes.

Interest and other income includes interest income from investments, interest expense associated with our previously outstanding convertible subordinated notes, gain on the extinguishment of debt and other items. The decline in net interest and other income in the first quarter of fiscal year 2005 was mostly due to an absence of one-time gains on the extinguishment of debt.

Provision for Taxes. Provision for income taxes was $4.7 million for the first quarter of fiscal year 2005, compared to $2.6 million in the first quarter of fiscal year 2004. The effective tax rate for the first quarters of fiscal years 2005 and 2004 were 24%.

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

As of April 25, 2004, we had working capital of $194.7 million, compared with $217.1 million as of January 25, 2004. The ratio of current assets to current liabilities as of April 25, 2004 was 8.3 to 1, compared to 8.5 to 1 as of January 25, 2004. The decline in working capital as of April 25, 2004 was mostly the result of a decline in cash and cash equivalents.

The decline in cash and cash equivalents as of April 25, 2004 was most impacted by an increase in investments, which reflected our desire to lock-in improved investment yields on excess cash. Our combined amount of cash and cash equivalents, temporary investments and long-term investments was $278.9 million as of April 25, 2004, up from $275.5 million as of January 25, 2004. We have no long-term debt and only $615,000 of other long-term liabilities as of April 25, 2004. Our combined amount of cash and cash equivalents, temporary investments and long-term investments would generally be available for any corporate related capital or liquidity needs.

Operating Cash Flows. Cash provided in operating activities was $9.3 million for the first three months of fiscal year 2005, compared to cash used by operating activities of $2.8 million in the first three months of fiscal year 2004. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $2.2 million and $2.3 million in the first quarter of fiscal years 2005 and 2004, respectively.

Operating cash flow in the first three months of fiscal year 2005 was positively impacted by net income of $14.8 million and by increases in tax benefit of stock option exercises, deferred revenue, income taxes payable, other liabilities and loss on the disposition of equipment. These were more than offset by increases in receivables, inventories, other assets and accounts payable. Operating cash flow in the first quarter of fiscal year 2005 included the payout of $6.0 million related to a customer settlement and $3.0 million related to year-end bonuses that were accrued in fiscal year 2004.

Inventories grew by $1.7 million in the first quarter of fiscal year 2005, in part to support expected higher shipment rates in future periods. The $2.0 million increase in receivables in the first three months of fiscal year 2005 reflected higher sales levels, including in the final month of the quarter.

Operating cash flow in the first quarter of fiscal year 2004 was positively impacted by net income of $8.3 million and by a decrease in inventories and an increases in other liabilities. These were more than offset by increases in gains on repurchase of long-term debt, receivables, other assets, accounts payable, accrued liabilities, deferred revenue and income taxes payable.

Outside of changes in assets and liabilities, the increase in operating cash flows in the first three months of fiscal year 2005 compared to the first three months of fiscal year 2004 was most impacted by three factors. First, net income was $6.5 million higher in the first quarter of fiscal year 2005. Second, we recorded $2.2 million of tax benefit from the exercise of stock options in the first quarter of fiscal year 2005 compared to none in the prior year period. Finally, included in net income for the first quarter of fiscal year 2004, but representing a reduction in operating cash flow, was $2.8 million of gain related to the retirement of long-term debt.

Cash Flows Related to Investing Activities. Investing activities used $38.3 million in the first quarter of fiscal year 2005 compared to $67.8 million provided in the prior year period. Investing activities for both periods consist of changes in investments and cash used for capital expenditures. Included in the investing activities for the first quarter of fiscal year 2005 were proceeds on sale of assets.

The most significant reason for the use of $39.0 million of cash by investing activities in the first quarter of fiscal year 2005 compared to cash provided of $67.8 million by investing activities in the first quarter of fiscal year 2004 was the decline in proceeds on the sale and maturities of available-for-sale investments in the current year period. The significant amount of maturities in the prior period reflected an investment strategy to keep increased amounts of funds available in cash and cash equivalents, in large part, to fund buyback activities.

Cash Flows Related to Financing Activities. Our financing activities used $424,000 during the first three months of fiscal year 2005 and $54.2 million in the prior year period. Financing activities for the first three months of fiscal year 2005 reflect the proceeds from stock option exercises that were more than offset by repurchase of treasury stock. Financing activities for the first three months of fiscal year 2004 reflect the reissuance of treasury stock that was more than offset by the cost of buyback of convertible subordinated notes.

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

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements or other relationships with unconsolidated subsidiaries or affiliated entities that are reasonably likely to affect our liquidity or capital resources. We do not have any unconsolidated subsidiaries or affiliated entities. We have no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a material impact on our results of operations or our financial position.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. We have completed our evaluation of the provisions of FIN 46 and do not have any interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on our results of operations or our financial position.

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

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-Q. We undertake no duty to update any of the forward-looking statements after the date of this Form 10-Q.

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

Fluctuations and seasonality and economic downturns in any of our end-markets may have adverse consequences for our business

Many of our products are used in personal computers and related peripherals. For the first quarter of fiscal year 2005, approximately 32% of our sales were used in computer applications. For the fiscal year ended January 25, 2004, approximately 40% of our sales were used in computer applications. Industry-wide fluctuations in demand for desktop and notebook computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

For the first quarter that ended April 25, 2004, shipment of our products to the automated test equipment (ATE) customers represented approximately 14% of our net sales. Consequently, a downturn in the ATE market may adversely affect our business.

Since the middle of fiscal year 2004, we saw demand from cellular phone manufacturers increase, and we estimated 32% of our sales in the first quarter of fiscal year 2005 were tied to this end-market application. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, could adversely affect our business.

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

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the first quarter of fiscal year 2005, approximately 50% of our silicon in terms of finished wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2004, approximately 62% of our silicon in terms of finished wafers were supplied by this third-party foundry in China. While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

The costs associated with our general product warranty policy and our indemnification of certain customers, distributors, and other parties could be higher in future periods

Our general warranty policy provides for repair or replacement of defective parts. In some cases a refund of the purchase price is offered. In certain instances, we have agreed to other warranty terms, including some indemnification provisions, that could prove to be significantly more costly. If there is a substantial increase in the rate of customer claims, if our estimate of probable losses relating to identified warranty exposures prove inaccurate, or our efforts to contractually limit liability prove inadequate, we may record a charge against future cost of sales.

In the normal course of our business, we indemnify other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise under contracts under which we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of our employees, infringement of third-party intellectual property rights, and certain environmental matters. We have also entered into agreements with our directors and some of our executives indemnifying them against certain liabilities incurred in connection with their duties, and our Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to our directors and employees. In some cases there are limits on and exceptions to our potential indemnification liability. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. Over at least the last decade, we have not incurred any significant expense as a result of agreements of this type. Accordingly, we have not accrued any amounts for such indemnification obligations. However, there can be no assurances that we will not incur expense under these indemnification provisions in the future.

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

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 69% of net sales in the first quarter of fiscal year 2005. Sales to our customers located in Taiwan and Korea constituted 21% and 23%, respectively, of net sales for the first quarter of fiscal year 2005. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. The identity of our largest customers has varied from year to year. In the first quarter of fiscal year 2005, one of our Asian distributors accounted for approximately 10% of net sales. In the first quarter of fiscal year 2004, this Asian distributor accounted for approximately 13% of net sales and another one of our Asian distributor accounted for approximately 11% of net sales. For fiscal year 2004, these Asian distributors accounted for approximately 14% and 10%, respectively, of net sales. As of the end of fiscal year 2004, one of these Asian distributors accounted for approximately 11% of net accounts receivable. As of April 25, 2004, one of the Company’s OEM customers accounted for approximately 11% of net accounts receivable. Receivables from our customers are not secured by any type of collateral and likewise, are subject to the risk of being uncollectible.

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

We are subject to review by taxing authorities, including the Internal Revenue Service

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (IRS). The IRS recently completed a routine review of our 1995 through 2001 tax filings. The final audit adjustments did not have a material impact on our financial statements.

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

In fiscal year 2004, we entered into a forward contract to purchase 2.8 million Swiss Francs in fiscal year 2005 in exchange for $2.0 million. The forward contract was entered into as a partial hedge against future tax payments in Swiss Francs. We recognized $116,000 of expense for the decline in unrealized gain on this contract as part of interest and other income in the first quarter of fiscal year 2005.

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

Interest Rate and Market Risk

As of April 25, 2004, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

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

ITEM 4. CONTROLS AND PROCEDURES

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

On June 22, 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. The State has the right to require the removal of contaminated soils and to expand the scope of work to include investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, our share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

This table provides information with respect to purchases by the Company of shares of common stock during the first quarter of fiscal year 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That MayYet Be Purchased Under The Program (1)
Jan. 25, 2004 through Feb. 29, 2004	—	—	—
Mar. 1, 2004 through Mar. 31, 2004	135,000	$22.81	135,000
April 1, 2004 through April 25, 2004	—	—	—

Total	135,000	$22.81	135,000	$46.9 million

(1)	On February 24, 2004 the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). The 2004 Program does not have an expiration date. The announcement also noted that under the Company’s prior buyback programs, which expired on January 25, 2004, $262 million was spent to buy back convertible subordinated notes and common stock since January 2001.

(2)	As shown in the table, all shares purchased by the Company during the quarter were purchased through the 2004 Program. The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Option Award Agreement dated April 19, 2004 with respect to inducement options granted to Anthony E. Giraudo

10.2	Arrangement with Anthony E. Giraudo

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period covered by this report:

February 24, 2004	To furnish a press release dated February 24, 2004 regarding financial results for the fourth quarter of fiscal year 2004 and forward-looking statements with respect to the Company’s future performance and results

February 24, 2004	To file a press release dated February 24, 2004 announcing a $50 million stock buyback program.

April 19, 2004	To file a press release announcing that Anthony E. Giraudo had been named Chief Operating Officer and was awarded inducement options under NASDAQ rules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: June 3, 2004	/s/ Jason L. Carlson
Jason L. Carlson
President and Chief Executive Officer

Date: June 3, 2004	/s/ David G. Franz, Jr.
David G. Franz, Jr.
Vice President Finance, Chief
Financial Officer