Form 10-Q
period 2004-07-25
SEMTECH CORP
filed 2004-09-03
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 25, 2004

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at August 25, 2004: 73,977,959

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 25, 2004	July 27, 2003	July 25, 2004	July 27, 2003
Net sales	$68,305	$44,569	$130,198	$88,586
Cost of sales	27,470	19,039	52,581	38,199

Gross profit	40,835	25,530	77,617	50,387

Operating costs and expenses:
Selling, general and administrative	11,323	9,228	21,664	18,174
Product development and engineering	8,435	7,477	16,342	15,302

Total operating costs and expenses	19,758	16,705	38,006	33,476

Operating income	21,077	8,825	39,611	16,911

Interest and other income (expense), net	1,288	(5,651)	2,182	(2,859)

Income before taxes	22,365	3,174	41,793	14,052
Provision for taxes	4,946	762	9,609	3,373

Net income	$17,419	$2,412	$32,184	$10,679

Earnings per share:
Basic	$0.23	$0.03	$0.43	$0.15
Diluted	$0.22	$0.03	$0.41	$0.14

Weighted average number of shares:
Basic	74,452	73,411	74,339	73,326
Diluted	78,658	76,985	78,777	76,745

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	July 25, 2004	January 25, 2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$62,776	$96,314
Temporary investments	100,325	93,044
Receivables, less allowances	25,028	20,362
Inventories	29,335	22,166
Income taxes refundable	5,795	5,795
Deferred income taxes	4,897	5,212
Other current assets	9,341	3,062

Total current assets	237,497	245,955
Property, plant and equipment, net	55,691	49,579
Investments, maturities in excess of 1 year	119,815	86,119
Deferred income taxes	24,092	25,552
Other assets	4,055	1,268

Total Assets	$441,150	$408,473

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$18,845	$8,554
Accrued liabilities	10,752	16,894
Income taxes payable	2,537	1,699
Deferred revenue	3,312	1,689
Other current liabilities	—	27

Total current liabilities	35,446	28,863
Other long-term liabilities	1,072	—
Stockholders’ equity:

Common stock, $0.01 par value, 250,000,000 shares authorized, 74,916,136 issued and 74,162,136 outstanding on July 25, 2004 and 74,120,684 issued and outstanding on January 25, 2004	749	742
Treasury stock, at cost, 754,000 shares as of July 25, 2004	(16,099)	—
Additional paid-in capital	200,324	189,945
Retained earnings	220,505	188,321
Accumulated other comprehensive income	(847)	602

Total stockholders’ equity	404,632	379,610

Total Liabilities and Stockholders’ Equity	$441,150	$408,473

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	July 25, 2004	July 27, 2003
Cash flows from operating activities:
Net income	$32,184	$10,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,766	4,537
Deferred income taxes	1,775	7,660
Tax benefit of stock option exercises	4,962	—
(Gain) Loss on retirement of long-term debt	—	3,909
(Gain) Loss on disposition of property, plant and equipment	242	(109)
Provision for doubtful accounts	80	86
Changes in assets and liabilities:
Receivables	(4,746)	(5,132)
Inventories	(7,169)	(1,997)
Other assets	(9,066)	(330)
Accounts payable and accrued liabilities	4,149	(9,625)
Deferred revenue	1,623	(308)
Income taxes payable (refundable)	838	(7,898)
Other liabilities	1,045	12

Net cash provided by operating activities	30,683	1,484
Cash flows from investing activities:
Purchase of available-for-sale investments	(115,936)	(33,470)
Proceeds from sales and maturities of available-for-sale investments	73,535	210,604
Proceeds on sale of assets	225	—
Additions to property, plant and equipment	(11,345)	(3,184)

Net cash provided by (used in) investing activities	(53,521)	173,950
Cash flows from financing activities:
Exercise of stock options	5,424	—
Repurchase of treasury stock	(16,099)	(894)
Cost of buyback of convertible subordinated notes	—	(72,356)
Retirement of convertible subordinated notes	—	(169,243)
Reissuance of treasury stock	—	2,022

Net cash used in financing activities	(10,675)	(240,471)
Effect of exchange rate changes on cash and cash equivalents	(25)	3

Net increase (decrease) in cash and cash equivalents	(33,538)	(65,034)
Cash and cash equivalents at beginning of period	96,314	137,041

Cash and cash equivalents at end of period	$62,776	$72,007

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the current presentation.

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of July 25, 2004, and the results of their operations for the three and six months then ended and their cash flows for the six months then ended.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

Fiscal Year

The Company reports on the basis of fifty-two and fifty-three week periods and ends its fiscal year on the last Sunday in January. The other quarters end on the last Sunday of April, July, and October. The fiscal year ended January 25, 2004 consisted of 52 weeks, with each quarter consisting of thirteen weeks. The fiscal year ending January 30, 2005 consists of 53 weeks, with the quarters ending in April 2004, July 2004 and January 2005 consisting of thirteen weeks and the quarter ending in October 2004 consisting of fourteen weeks.

Income Taxes

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

Management evaluates the deferred tax asset as to whether it is likely that the deferred tax asset will be realized. Realization of the net deferred tax asset is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. As a result of past permanent book-tax differences, Semtech has generated substantial U.S. tax losses (NOL). The size of our deferred tax asset attributable to federal NOL’s and credit carryforwards, compared to our current projected levels of federal taxable income, has elevated our concern regarding our ability to fully utilize this deferred tax asset prior to their expiration. Accordingly, we have established valuation reserves to address these concerns.

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in the second quarters of fiscal years 2005 and 2004 were 74,452,000 and 73,411,000, respectively. The weighted average number of shares used to compute basic earnings per share in the first six months of fiscal years 2005 and 2004 were 74,339,000 and 73,326,000, respectively. The weighted average number of shares used to compute diluted earnings per share in the second quarters of fiscal years 2005 and 2004 were 78,658,000 and 76,985,000, respectively. For the first six months of fiscal years 2005 and 2004, the weighted average number of shares used to compute diluted earnings per share were 78,777,000 and 76,745,000, respectively.

Options to purchase approximately 2,752,000 and 3,369,000 shares, respectively, were not included in the computation of the second quarters of fiscal years 2005 and 2004 diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 1,443,000 and 4,453,000 shares, respectively, were not included in the computation of the first six months of fiscal years 2005 and 2004 diluted net income per share because such options were considered anti-dilutive. Shares associated with the Company’s previously outstanding convertible subordinated notes were also not included in the computation of earnings per share as they were anti-dilutive.

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

SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the indicated period as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for the second quarters and first six months of fiscal years 2005 and 2004 would have been reduced to the following pro forma amounts:

Pro Forma Net Income (in thousands)

	Three Months Ended		Six Months Ended
	July 25, 2004	July 27, 2003	July 25, 2004	July 27, 2003
Net income as reported	$17,419	$2,412	$32,184	$10,679
Additional pro forma compensation expense	11,130	7,529	21,466	14,748
Tax benefit of pro forma compensation expense	(2,671)	(1,807)	(5,152)	(3,612)

Pro forma net income (loss)	$8,960	$(3,310)	$15,870	$(457)

Pro forma earnings (loss) per share - basic	$0.12	$(0.05)	$0.21	$(0.01)
Pro forma earnings (loss) per share - diluted	$0.11	$(0.04)	$0.20	$(0.01)

The pro forma effect on net income for the first three and six months of fiscal years 2005 and 2004 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility.

2. Stock and Convertible Subordinated Debt Repurchase Programs

Prior Program

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

Current Program

In the first quarter of fiscal year 2005, the Company announced that its board of directors had approved a program to repurchase up to $50.0 million of its common stock.

In the second quarter of fiscal year 2005, the Company bought back 619,000 shares at a cost of $13.0 million and in the first six months of fiscal year 2005, 754,000 shares were bought back at a cost of $16.1 million. These shares were being held as treasury shares as of July 25, 2004.

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

The Company included a $750,000 increase in unrealized loss and a $789,000 decline in unrealized gain, net of tax, in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the second quarters of fiscal years 2005 and 2004, respectively. For the first six months of fiscal years 2005 and 2004, $1.4 million of increased unrealized loss and $1.1 million decline of unrealized gain, net of tax, was included in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, respectively. Temporary and long-term investments consist of the following security types, stated at fair market value and book value, with the difference in these amounts booked as part of comprehensive income:

Investments (in thousands)

	July 25, 2004			January 25, 2004
	Market Value	Book Value	Unrealized (Loss)	Market Value	Book Value	Unrealized Gain
Government issues	$68,367	$68,891	$(524)	$68,156	$68,092	$64
Corporate issues	151,773	153,426	(1,653)	111,007	110,867	140

Total investments	$220,140	$222,317	$(2,177)	$179,163	$178,959	$204

The Company realized interest income of $1.3 million and $2.8 million during the second quarters of fiscal years 2005 and 2004, respectively. For the first six months of fiscal years 2005 and 2004, the Company realized interest income of $2.4 million and $5.2 million, respectively.

4. Inventories

Inventories consisted of the following:

Inventories (in thousands)

	July 25, 2004	January 25, 2004
Raw materials	$376	$579
Work in progress	17,725	14,809
Finished goods	11,234	6,778

Total Inventories	$29,335	$22,166

5. Convertible Subordinated Notes

The Company no longer has any convertible subordinated notes outstanding. As described below, the Company called the remaining outstanding balance of its convertible subordinated notes in July 2003.

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

6. Commitments and Contingencies

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

From time to time, claims are made against the Company by customers, suppliers, employees and others, including persons seeking payment based on the Company’s alleged use of their intellectual property. The Company is also periodically named as a defendant in lawsuits involving intellectual property and other matters that are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such pending matters will not have a material adverse effect on the accompanying consolidated financial statements. Other than the customer dispute resolved in March 2003, over at least the last decade the Company has not entered into any cash settlements with customers that have been material to its financial statements.

On March 28, 2003, the Company announced that it had resolved a customer dispute. Under the terms of the settlement, the Company agreed to pay the customer $12.0 million in cash in two equal annual installments, plus rebates on the future purchase of certain products by the customer over a two year period. The rebates, which can be up to 10%, are dependent upon the amount of eligible products the customer purchases. In the first quarter of fiscal year 2004, the Company made a $6.0 million cash payment to the customer, representing the first of two payments equaling the $12.0 million settlement. The second cash payment was made in the first quarter of fiscal year 2005. Amounts accrued for the rebates during fiscal year 2004 and through the second quarter of fiscal year 2005 have not been material. The Company is vigorously pursuing insurance coverage for the full value of the settlement but is unable to estimate the size of, if any, eventual insurance settlement or to give a tentative date for when an insurance settlement might be reached.

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

7. Product Warranty and Indemnification

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases a refund of the purchase price is offered. In certain instances the Company has agreed to warranty terms, including some indemnification provisions, that could prove to be significantly more costly.

The product warranty accrual, which is included in cost of sales, reflects the Company’s best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical experience. The following table details the change in the product warranty accrual for the first six months of fiscal year 2005.

Product Warranty Accrual (in thousands)

Balance as of January 25, 2004	$250
Payments made in the period	(140)
Net expense accrued in period	93

Balance as of July 25, 2004	$203

If there is a substantial increase in the rate of customer claims, if the Company’s estimates of probable losses relating to identified warranty exposures prove inaccurate, or its efforts to contractually limit liability prove inadequate, the Company may record a charge against future cost of sales. Over at least the last decade, warranty expense has been immaterial to our financial statements.

8. Business Segments and Concentrations of Risk

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

Net Sales (in thousands)

	Three Months Ended		Six Months Ended
	July 25, 2004	July 27, 2003	July 25, 2004	July 27, 2003
Standard Semiconductor Products	$65,791	$42,148	$125,247	$83,507
Rectifier, Assembly and Other Products	2,514	2,421	4,951	5,079

Total Net Sales	$68,305	$44,569	$130,198	$88,586

Operating Income (in thousands)

	Three Months Ended		Six Months Ended
	July 25, 2004	July 27, 2003	July 25, 2004	July 27, 2003
Standard Semiconductor Products	$20,296	$8,165	$38,089	$15,233
Rectifier, Assembly and Other Products	781	660	1,522	1,678

Total Operating Income	$21,077	$8,825	$39,611	$16,911

In the second quarter of fiscal year 2005, one of the Company’s Asian distributors accounted for approximately 11% of net sales. No end-customer accounted for 10% or more of net sales in the second quarter or first six months of fiscal years 2005. For the second quarter of fiscal year 2004, approximately 11% of sales were to various distributors and sub-contractors, which end up in the products of a single major OEM notebook computer manufacturer.

As of July 25, 2004, one of the Company’s OEM customers accounted for approximately 14% of net accounts receivable and one of the Company’s Asian distributors accounted for approximately 11% of net accounts receivable. Receivables from customers are not secured by any type of collateral.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Net Sales (in thousands)

	Three Months Ended		Six Months Ended
	July 25, 2004	July 27, 2003	July 25, 2004	July 27, 2003
Domestic	$19,945	$13,727	$39,318	$27,681
Asia-Pacific	43,442	27,009	79,030	53,375
Europe	4,918	3,833	11,850	7,530

Total Net Sales	$68,305	$44,569	$130,198	$88,586

Long-lived assets located outside the United States as of July 25, 2004 and January 25, 2004 were approximately $14.3 million and $11.3 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers in order to facilitate production for the Company.

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

9. Comprehensive Income

Comprehensive income consisted of the following:

Comprehensive Income (in thousands)

	Three Months Ended		Six Months Ended
	July 25, 2004	July 27, 2003	July 25, 2004	July 27, 2003
Net income	$17,419	$2,412	$32,184	$10,679
Change in unrealized gain/loss on investments, net of tax	(750)	(789)	(1,424)	(1,062)
Gain (loss) for translation adjustment	44	(4)	(25)	3

Comprehensive income	$16,713	$1,619	$30,735	$9,620

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the second quarter fiscal year 2005 were 51% of net sales. The remaining 49% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the second quarter of fiscal year 2005, approximately 62% of our silicon in terms of finished wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2004, approximately 62% of our silicon in terms of finished wafers were supplied by this third-party foundry in China. Foreign sales for second quarter of fiscal year 2005 constituted approximately 71% of our net sales. Approximately 90% of foreign sales in the second quarter of fiscal year 2005 were to customers located in the Asia-Pacific region. The remaining sales were to customers in Europe.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. We classify our investments as “available for sale” because we expected to possibly sell some securities prior to maturity. We included $750,000 of increase in the unrealized loss and $789,000 of decline in the unrealized gain, net of tax, in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the second quarters of fiscal years 2005 and 2004, respectively. For the first six months of fiscal years 2005 and 2004, $1.4 million of increased unrealized loss and $1.1 million decline of unrealized gain, net of tax, was included in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, respectively.

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

In the second quarter of fiscal year 2002, we had one-time costs of $14.0 million for the write-down of inventory and discontinuation of certain products as a result of a severe industry downturn and a related substantial drop in demand from end-customers, which indicated that certain products carried in our inventory were non-saleable as they were excess and/or obsolete. We wrote down our inventory by completely writing off the non-saleable products. In cases where written-off products were subsequently sold, we have disclosed such amounts in the discussion of the results of operations. Some of the written-off inventory has been destroyed.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management evaluates our deferred tax asset as to whether it is likely that the deferred tax asset will be realized. If management ever determined that our deferred tax asset was not likely to be realized, a write-down of that asset would be required and would be reflected as a cost in the accompanying period.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 25, 2004	July 27, 2003	July 25, 2004	July 27, 2003
Net Sales	100%	100%	100%	100%
Cost of Sales	40%	43%	40%	43%

Gross Profit	60%	57%	60%	57%
Operating costs and expenses:
Selling, general & administrative	17%	21%	17%	21%
Product development & engineering	12%	17%	13%	17%

Total operating costs and expenses	29%	37%	29%	38%

Operating income	31%	20%	30%	19%
Interest and other income, net	2%	-13%	2%	-3%

Income before taxes	33%	7%	32%	16%
Provision for taxes	7%	2%	7%	4%

Net income	26%	5%	25%	12%

Comparison Of The Three Months Ended July 25, 2004 and July 27, 2003

Net Sales. Net sales for the second quarter of fiscal year 2005 were $68.3 million, an increase of 53% compared to $44.6 million for the second quarter of fiscal year 2004. Overall macro-economic and semiconductor industry conditions were strong in the second quarter of fiscal year 2005 compared to the prior year period. End-application demand for our products in the second quarter of fiscal year 2005 was strongest in the areas of cellular phones and communications infrastructure equipment, both of which were up more than 85% over the same period last year. The weakest demand was from the desktop computer segment, which was down about 10% compared to the prior year period and the computer gaming segment that was down almost 40%. Sales by major end-markets are detailed below and are based on estimations by us.

End-Market

(% of net sales)

	Three Months Ended July 25, 2004	Three Months Ended July 27, 2003
Computer	32%	43%
Communications	47%	36%
Industrial/Other	21%	21%

Net sales	100%	100%

Standard Semiconductor Products represented 96% of net sales in the second quarter of fiscal year 2005, while 4% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 95% of net sales in the second quarter of fiscal year 2004 and Rectifier, Assembly and Other Products’ sales were 5%. Sales of Standard Semiconductor Products increased 56% in the second quarter of fiscal year 2005 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 4% in the second quarter of fiscal year 2005 as compared to the prior year period.

Net Sales by Reportable Segment

(in thousands)

	Three Months Ended July 25, 2004		Three Months Ended July 27, 2003		Change
Standard Semiconductor Products	$65,791	96%	$42,148	95%	56%
Rectifier, Assembly and Other Products	$2,514	4%	$2,421	5%	4%

Net sales	$68,305	100%	$44,569	100%	53%

The increase in sales of Standard Semiconductor Products in the second quarter of fiscal year 2005 reflected general strength in the end-markets of computing, communications and industrial. Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “Industrial/Other”) increased in the second quarter of fiscal year 2005 compared to the prior year period due to improved demand from industrial and military customers. These products are older technology products and other non-strategic product offerings, which we have de-emphasized due to their lower revenue and margin opportunities.

Gross Profit. Gross profit for the second quarter of fiscal year 2005 was $40.8 million, compared to $25.5 million for the prior year period. The increase was due to a 53% increase in sales and a gross margin of 60%, up from 57% in the prior year second quarter.

In the second quarter of fiscal year 2005, we sold $71,000 of previously written-off inventory and $308,000 of previously written-off inventory was sold in the second quarter of fiscal year 2004.

The improvement in gross margin in the second quarter of fiscal year 2005 was mostly due to increased sales of our products used in portable applications and more capital intensive systems, like test and communications infrastructure equipment. Sales into these three end-applications were up about 55% over the prior year period.

Our products used in these end-applications tend to be more complex than other end-markets and require more technical expertise in terms of product design and layout. Products used in desktop computers, which have below corporate average gross margin, declined about 25% from the prior year period. Likewise, gross margin in the second quarter if fiscal year 2005 was benefited by lower sales into desktop computer customers.

We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, which is typical in the semiconductor industry, tend to offset much of manufacturing cost savings. Our gross margin is most impacted by the mix of products used in particular end-applications.

Operating Costs and Expenses. Operating costs and expenses were $19.8 million, or 29% of net sales in the second quarter of fiscal year 2005. Operating costs and expenses for the second quarter of fiscal year 2004 were $16.7 million, or 38% of net sales.

Operating Costs & Expenses

(in thousands)

	Three Months Ended July 25, 2004		Three Months Ended July 27, 2003		Change
	Costs/Exp.	% sales	Costs/Exp.	% sales
Selling, general and administrative	$11,323	17%	$9,228	21%	23%
Product development and engineering	$8,435	12%	$7,477	17%	13%

Total operating costs and expenses	$19,758	29%	$16,705	37%	18%

Operating Income. Operating income was $21.1 million in the second quarter of fiscal year 2005, up from operating income of $8.8 million in the second quarter of fiscal year 2004. Operating income was impacted by an increase in net sales, higher gross margin and lower operating expenses as a percentage of net sales.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Three Months Ended July 25, 2004		Three Months Ended July 27, 2003		Change
Standard Semiconductor Products	$20,296	96%	$8,165	93%	149%
Rectifier, Assembly and Other Products	$781	4%	$660	7%	18%

Total operating income	$21,077	100%	$8,825	100%	139%

Operating income in the second quarter of fiscal year 2005 for the Standard Semiconductor Products segment improved due to a 44% increase in net sales and lower operating expenses as a percentage of net sales. Operating income for the Rectifier, Assembly and Other Products segment declined in the second quarter of fiscal year 2004 compared to the prior year, reflecting the impact of poor efficiencies associated with a 8% decline in sales.

Interest and Other Income, Net. Net interest and other income was income of $1.3 in the second quarter of fiscal year 2005. Net interest and other income (expense) in the second quarter of fiscal year 2004 was expense of $5.7 million, which included a one-time cost $6.8 million for the retirement of the remaining $165.0 million outstanding balance of our convertible subordinated notes that was partially offset by $103,000 of gain on the extinguishment of debt.

Interest and other income includes interest income from investments, interest expense associated with our previously outstanding convertible subordinated notes, gain on the extinguishment of debt and other items. The increase in net interest and other income in the second quarter of fiscal year 2005 was most impacted by the absence of one-time costs associated with the retirement of convertible subordinated notes, which was partially offset by lower rates of return on investments.

Provision for Taxes. Provision for income taxes was $4.9 million for the second quarter of fiscal year 2005, compared to $762,000 in the second quarter of fiscal year 2004. The effective tax rates for the second quarters of fiscal years 2005 and 2004 were 22% and 24%, respectively.

Comparison Of The Six Months Ended July 25, 2004 and July 27, 2003

Net Sales. Net sales for the first six months of fiscal year 2005 were $130.2 million, an increase of 47% compared to $88.6 million for the first six months of fiscal year 2004. Overall macro-economic and semiconductor industry conditions were strong in the first six months of fiscal year 2005 compared to the prior year period. End-application demand for our products in the first six months of fiscal year 2005 was strongest in the areas of cellular phones and automated test equipment, both of which were up more than 85% over the same period last year. The weakest demand was from the desktop computer segment, which was down about 25% compared to the prior year period. Sales by major end-markets are detailed below and are based on estimations by us.

End-Market

(% of net sales)

	Six Months Ended July 25, 2004	Six Months Ended July 27, 2003
Computer	32%	42%
Communications	47%	37%
Industrial/Other	21%	21%

Net sales	100%	100%

Standard Semiconductor Products represented 96% of net sales in the first six months of fiscal year 2005, while 4% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 94% of net sales in the first six months of fiscal year 2004 and Rectifier, Assembly and Other Products’ sales were 6%. Sales of Standard Semiconductor Products increased 50% in the first six months of fiscal year 2005 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products declined 3% in the first six months of fiscal year 2005 as compared to the prior year period.

Net Sales by Reportable Segment

(in thousands)

	Six Months Ended July 25, 2004		Six Months Ended July 27, 2003		Change
Standard Semiconductor Products	$125,247	96%	$83,507	94%	50%
Rectifier, Assembly and Other Products	$4,951	4%	$5,079	6%	-3%

Net sales	$130,198	100%	$88,586	100%	47%

The increase in sales of Standard Semiconductor Products in the first six months of fiscal year 2005 reflected general strength in the end-markets of computing, communications and industrial. Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “Industrial/Other”) declined in the first six months of fiscal year 2005 compared to the prior year period. These products are older technology products and other non-strategic product offerings, which we have de-emphasized due to their lower revenue and margin opportunities.

Gross Profit. Gross profit for the first six months of fiscal year 2005 was $77.6 million, compared to $50.4 million for the prior year period. The increase was due to a 47% increase in sales and a gross margin of 60%, up from 57% in the prior year first six months.

In the first six months of fiscal year 2005, we sold $364,000 of previously written-off inventory and $792,000 of previously written-off inventory was sold in the first six months of fiscal year 2004.

The improvement in gross margin in the first six months of fiscal year 2005 was mostly due to increased sales of our products used in portable applications and more capital intensive systems, like test and communications infrastructure equipment. Sales into these three end-applications were up about 65% over the prior year period. Our products used in these end-applications tend to be more complex than other end-markets and require more technical expertise in terms of product design and layout. Products used in desktop computers, which have below corporate average gross margin, declined about 17% from the prior year period. Likewise, gross margin in the first six months if fiscal year 2005 was benefited by lower sales into desktop computer customers.

We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, which is typical in the semiconductor industry, tend to offset much of any manufacturing cost savings. Our gross margin is most impacted by the mix of products used in particular end-applications.

Operating Costs and Expenses. Operating costs and expenses were $38.0 million, or 29% of net sales in the first six months of fiscal year 2005. Operating costs and expenses for the first six months of fiscal year 2004 were $33.5 million, or 38% of net sales.

Operating Costs & Expenses

(in thousands)

	Six Months Ended July 25, 2004		Six Months Ended July 27, 2003		Change
	Costs/Exp.	% sales	Costs/Exp.	% sales
Selling, general and administrative	$21,664	17%	$18,174	21%	19%
Product development and engineering	$16,342	13%	$15,302	17%	7%

Total operating costs and expenses	$38,006	29%	$33,476	38%	14%

Operating Income. Operating income was $39.6 million in the first six months of fiscal year 2005, up from operating income of $16.9 million in the first six months of fiscal year 2004. Operating income was impacted by an increase in net sales, higher gross margin and lower operating expenses as a percentage of net sales.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Six Months Ended July 25, 2004		Six Months Ended July 27, 2003		Change
Standard Semiconductor Products	$38,089	96%	$15,233	90%	150%
Rectifier, Assembly and Other Products	$1,522	4%	$1,678	10%	-9%

Total operating income	$39,611	100%	$16,911	100%	134%

Operating income in the first six months of fiscal year 2005 for the Standard Semiconductor Products segment improved due to a 50% increase in net sales and lower operating expenses as a percentage of net sales. Operating income for the Rectifier, Assembly and Other Products segment declined in the first six months of fiscal year 2004 compared to the prior year, reflecting the impact of poor efficiencies associated with a 3% decline in sales.

Interest and Other Income, Net. Net interest and other income was income of $2.2 million in the first six months of fiscal year 2005. Net interest and other income (expense) in the first six months of fiscal year 2004 was expense of $2.9 million, which included a one-time cost of $6.8 million for the retirement of our the remaining $165.0 million outstanding balance of our convertible subordinated notes that was partially offset by $2.9 million of gain on the extinguishment of debt.

Interest and other income includes interest income from investments, interest expense associated with our previously outstanding convertible subordinated notes, gain on the extinguishment of debt and other items. The improvement in net interest and other income in the first six months of fiscal year 2005 was mostly due to an absence of one-time cost of $6.8 million for the retirement of our convertible subordinated notes.

Provision for Taxes. Provision for income taxes was $9.6 million for the first six months of fiscal year 2005, compared to $3.4 million in the first six months of fiscal year 2004. The effective tax rates for the first six months of fiscal years 2005 and 2004 were 23% and 24%, respectively.

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

As of July 25, 2004, we had working capital of $202.1 million, compared with $217.1 million as of January 25, 2004. The ratio of current assets to current liabilities as of July 25, 2004 was 6.7 to 1, compared to 8.5 to 1 as of January 25, 2004. The decline in working capital as of July 25, 2004 was mostly the result of a decline in cash and cash equivalents.

The decline in cash and cash equivalents as of July 25, 2004 was most impacted by an increase in investments, which reflected our desire to lock-in improved investment yields on excess cash, higher purchases of plant, property and equipment, and cash used to buyback stock. Our combined amount of cash and cash equivalents, temporary investments and long-term investments was $282.9 million as of July 25, 2004, up from $275.5 million as of January 25, 2004. We have no long-term debt and only $1.1 million of other long-term liabilities as of July 25, 2004. Our combined amount of cash and cash equivalents, temporary investments and long-term investments would generally be available for any corporate related capital or liquidity needs.

Operating Cash Flows. Cash provided in operating activities was $30.7 million for the first six months of fiscal year 2005, compared to cash provided by operating activities of $1.5 million in the first six months of fiscal year 2004. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $4.8 million and $4.5 million in the first six months of fiscal years 2005 and 2004, respectively.

Operating cash flow in the first six months of fiscal year 2005 was positively impacted by net income of $32.2 million and by increases in deferred income taxes, tax benefit of stock option exercises, provision for doubtful accounts, accounts payable and accrued liabilities, deferred revenue, income taxes payable, other liabilities and loss on the disposition of equipment. These were more than offset by increases in receivables, inventories and other assets. Operating cash flow in the first six months of fiscal year 2005 included the payout of $6.0 million related to a customer settlement and $3.0 million related to year-end bonuses that were accrued in fiscal year 2004.

Inventories grew by $7.2 million in the first six months of fiscal year 2005, in part to support expected higher shipment rates in future periods. The $4.7 million increase in receivables in the first six months of fiscal year 2005 reflected higher sales levels, including in the final month of the quarter.

Operating cash flow in the first six months of fiscal year 2004 was positively impacted by net income of $10.7 million and by increases in deferred income taxes and loss on retirement of long-term debt. These were more than offset by increases in receivables, inventories, other assets, accounts payable, accrued liabilities, deferred revenue and income taxes payable.

Outside of changes in assets and liabilities, the increase in operating cash flows in the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004 was most impacted by three factors. First, net income was $21.5 million higher in the first six months of fiscal year 2005. Second, we recorded $5.0 million of tax benefit from the exercise of stock options in the first six months of fiscal year 2005 compared to none in the prior year period. Finally, included in net income for the first six months of fiscal year 2004, but representing a reduction in operating cash flow, was $2.9 million of gain related to the retirement of long-term debt.

Cash Flows Related to Investing Activities. Investing activities used $53.5 million in the first six months of fiscal year 2005 compared to $174.0 million provided in the prior year period. Investing activities for both periods consist of changes in investments and cash used for capital expenditures. Included in the investing activities for the first six months of fiscal year 2005 were proceeds on sale of assets. The most significant reason for the use of $53.5 million of cash by investing activities in the first six months of fiscal year 2005 compared to cash provided of $174.0 million by investing activities in the first six months of fiscal year 2004 was the decline in proceeds on the sale and maturities of available-for-sale investments in the current year period. In the first six months of fiscal year 2004, cash flow related to investing activities was impacted by a large amount of proceeds from investments need to retire long-term debt, specifically the convertible subordinated notes that were called in the second quarter of fiscal year 2004.

Cash Flows Related to Financing Activities. Our financing activities used $10.7 million during the first six months of fiscal year 2005 and $240.5 million in the prior year period. Financing activities for the first six months of fiscal year 2005 reflect the proceeds from stock option exercises that were more than offset by repurchase of treasury stock. Financing activities for the first six months of fiscal year 2004 reflect the reissuance of treasury stock that was more than offset by the cost of buybacks and retirement of convertible subordinated notes. In second quarter of fiscal year 2004, we called the remaining balance of our convertible subordinated notes.

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

Purchases of new capital equipment were made to expand our test capacity and support other engineering functions, including product design and qualification. We also purchase production equipment and place it at supplier facilities to support the manufacturing of silicon wafers and testing of finished devices. These purchases were funded from our operating cash flows and cash reserves. We believe that operating cash flows together with cash reserve are sufficient to fund operations and capital expenditures for the foreseeable future.

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

Fluctuations and seasonality and economic downturns in any of our end-markets may have adverse consequences for our business

Many of our products are used in personal computers and related peripherals. For the second quarter of fiscal year 2005, approximately 32% of our sales were used in computer applications. For the fiscal year ended January 25, 2004, approximately 40% of our sales were used in computer applications. Industry-wide fluctuations in demand for desktop and notebook computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

For the second quarter that ended July 25, 2004, shipment of our products to the automated test equipment (ATE) customers represented approximately 12% of our net sales. Consequently, a downturn in the ATE market may adversely affect our business.

Since the middle of fiscal year 2004, we saw demand from cellular phone manufacturers increase, and we estimated 32% of our sales in the second quarter of fiscal year 2005 were tied to this end-market application. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, could adversely affect our business.

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

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the second quarter of fiscal year 2005, approximately 62% of our silicon in terms of finished wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2004, approximately 62% of our silicon in terms of finished wafers were supplied by this third-party foundry in China. While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 71% of net sales in the second quarter of fiscal year 2005. Sales to our customers located in Taiwan and Korea constituted 23% and 30%, respectively, of net sales for the second quarter of fiscal year 2005. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. In the second quarter of fiscal year 2005, one of our Asian distributors accounted for approximately 11% of net sales. For fiscal year 2004, these Asian distributors accounted for approximately 14% and 10%, respectively, of net sales. As of the end of fiscal year 2004, one of these Asian distributors accounted for approximately 11% of net accounts receivable. As of July 25, 2004, one of the Company’s OEM customers accounted for approximately 14% of net accounts receivable and one of the Asian distributors accounted for approximately 11% of net accounts receivable. Receivables from our customers are not secured by any type of collateral and likewise, are subject to the risk of being uncollectible.

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

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

During March 2004 the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”. The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use for the fair value of our options under SFAS 123 disclosure provisions.

The effective date the proposed standard is recommending is for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 1 of the Notes to the consolidated condensed financial statements). This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

In fiscal year 2004, we entered into a forward contract to purchase 2.8 million Swiss Francs in fiscal year 2005 in exchange for $2.0 million. The forward contract was entered into as a partial hedge against future tax payments in Swiss Francs. We recognized $116,000 of expense for the decline in unrealized gain on this contract as part of interest and other income in the second quarter of fiscal year 2005.

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

Interest Rate and Market Risk

As of July 25, 2004, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE S OF EQUITY SECURITIES

This table provides information with respect to purchases by the Company of shares of common stock during the second quarter of fiscal year 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That MayYet Be Purchased Under The Program (1)
April 25, 2004 through May 31, 2004	40,000	$21.41	40,000
June 1, 2004 through June 30, 2004	160,000	$23.85	160,000
July 1, 2004 through July 25, 2004	419,000	$19.92	419,000
Total	619,000	$21.03	619,000	$33.9 million

(1)	On February 24, 2004 the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). The 2004 Program does not have an expiration date. The announcement also noted that under the Company’s prior buyback programs, which expired on January 25, 2004, $262 million was spent to buy back convertible subordinated notes and common stock since January 2001.
(2)	As shown in the table, all shares purchased by the Company during the quarter were purchased through the 2004 Program. The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As contemplated by the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 3, 2004 (“Proxy Statement”), an Annual Meeting of Shareholders was held on June 10, 2004.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act of 1934; there was no solicitation in opposition to the management’s nominees as listed in the Proxy Statement; and all such nominees were elected.

At the June 10, 2004 Annual Meeting, the shareholders of the Company voted on two matters:

First, the shareholders elected the following individuals to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified:

	Votes Cast For	Votes Withheld
Glen M. Antle	65,570,729	5,000,223
James P. Burra	66,052,278	4,525,674
Jason L. Carlson	50,852,155	19,725,797
Rockell N. Hankin	65,789,086	4,788,866
James T. Lindstrom	66,797,225	3,780,727
John L. Piotrowski	65,568,804	5,009,148
John D. Poe	50,344,995	20,232,957
James T. Schraith	65,570,921	5,007,031

Also, the shareholders approved the appointment of Ernst & Young LLP as the Company’s independent public accountant for fiscal year 2005. The appointment was ratified by a vote of 70,529,069 shares, with 26,023 votes against, 22,860 abstentions and no non-votes.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)

10.2	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)

10.3	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: September 1, 2004	/s/ Jason L. Carlson
Jason L. Carlson
President and Chief Executive Officer

Date: September 3, 2004	/s/ David G. Franz, Jr.
David G. Franz, Jr.
Vice President Finance, Chief
Financial Officer