Form 10-Q
period 2004-10-31
SEMTECH CORP
filed 2004-12-10
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at November 30, 2004: 74,062,436

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Third Quarter Ended		Three Quarters Ended
	Oct. 31, 2004	Oct. 26, 2003	Oct. 31, 2004	Oct. 26, 2003
Net sales	$64,987	$48,112	$195,185	$136,698
Cost of sales	27,767	20,230	80,348	58,429

Gross profit	37,220	27,882	114,837	78,269

Operating costs and expenses:
Selling, general and administrative	11,438	9,271	33,102	27,445
Product development and engineering	8,826	7,533	25,168	22,835

Total operating costs and expenses	20,264	16,804	58,270	50,280

Operating income	16,956	11,078	56,567	27,989
Interest and other income (expense), net	2,142	1,103	4,324	(1,756)

Income before taxes	19,098	12,181	60,891	26,233
Provision for taxes	4,503	2,923	14,112	6,296

Net income	$14,595	$9,258	$46,779	$19,937

Earnings per share:
Basic	$0.20	$0.13	$0.63	$0.27
Diluted	$0.19	$0.12	$0.60	$0.26

Weighted average number of shares:
Basic	74,000	73,704	74,220	73,449
Diluted	77,486	77,902	78,320	77,154

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	Oct. 31, 2004	January 25, 2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$79,362	$96,314
Temporary investments	93,683	93,044
Receivables, less allowances	18,232	20,362
Inventories	29,803	22,166
Income taxes refundable	—	5,795
Deferred income taxes	4,830	5,212
Other current assets	6,652	3,062

Total current assets	232,562	245,955
Property, plant and equipment, net	57,594	49,579
Investments, maturities in excess of 1 year	122,682	86,119
Deferred income taxes	21,224	25,552
Other assets	12,128	1,268

Total Assets	$446,190	$408,473

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,408	$8,554
Accrued liabilities	15,349	16,894
Income taxes payable	2,896	1,699
Deferred revenue	3,044	1,689
Other current liabilities	29	27

Total current liabilities	30,726	28,863
Other long-term liabilities	1,701	—
Commitments and Contingencies
Stockholders’ equity:

Common stock, $0.01 par value, 250,000,000 shares authorized, 75,284,357 issued and 74,002,224 outstanding on Oct. 31, 2004 and 74,120,684 issued and outstanding on January 25, 2004	753	742

Treasury stock, at cost, 1,282,133 shares as of Oct. 31, 2004	(25,648)	—
Additional paid-in capital	205,042	189,945
Retained earnings	233,868	188,321
Accumulated other comprehensive income	(252)	602

Total stockholders’ equity	413,763	379,610

Total Liabilities and Stockholders’ Equity	$446,190	$408,473

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Quarters Ended
	Oct. 31, 2004	Oct. 26, 2003
Cash flows from operating activities:
Net income	$46,779	$19,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,240	6,804
Deferred income taxes	4,710	8,328
Tax benefit of stock option exercises	6,532	953
Loss on retirement of long-term debt	—	3,909
(Gain) Loss on disposition of property, plant and equipment	242	(109)
Provision for doubtful accounts	40	118
Changes in assets and liabilities:
Receivables	2,090	(3,056)
Inventories	(7,637)	(4,623)
Other assets	(14,450)	(394)
Accounts payable and accrued liabilities	(691)	(7,600)
Deferred revenue	1,355	293
Income taxes payable (refundable)	6,992	(6,934)
Other liabilities	1,704	(25)

Net cash provided by operating activities	54,906	17,601
Cash flows from investing activities:
Purchase of available-for-sale investments	(105,844)	(103,896)
Proceeds from sales and maturities of available-for-sale investments	67,811	284,400
Proceeds on sale of assets	225	—
Additions to property, plant and equipment	(15,722)	(4,389)

Net cash provided by (used in) investing activities	(53,530)	176,115
Cash flows from financing activities:
Exercise of stock options	8,577	847
Repurchase of treasury stock	(27,596)	(4,021)
Cost of buyback of convertible subordinated notes	—	(72,356)
Retirement of convertible subordinated notes	—	(169,243)
Reissuance of treasury stock	716	4,336

Net cash used in financing activities	(18,303)	(240,437)
Effect of exchange rate changes on cash and cash equivalents	(25)	(10)

Net decrease in cash and cash equivalents	(16,952)	(46,731)
Cash and cash equivalents at beginning of period	96,314	137,041

Cash and cash equivalents at end of period	$79,362	$90,310

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of October 31, 2004, and the results of their operations for the third quarter and the three quarters then ended and their cash flows for the three quarters then ended.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

Fiscal Year

The Company reports on the basis of fifty-two and fifty-three week periods and ends its fiscal year on the last Sunday in January. All quarters consist of thirteen weeks, except for one fourteen-week quarter in 53-week years. The other quarters generally end on the last Sunday of April, July, and October. The fiscal year ended January 25, 2004 consisted of 52 weeks, with each quarter consisting of thirteen weeks. The fiscal year ending January 30, 2005 consists of 53 weeks, with the quarters ending in April 2004, July 2004 and January 2005 consisting of thirteen weeks and the quarter ending in October 2004 consisting of fourteen weeks.

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

Management evaluates the deferred tax asset to determine whether it is more likely than not that the deferred tax asset will be realized. Realization of the net deferred tax asset is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. As a result of past permanent book-tax differences, the Company has generated substantial U.S. tax losses (NOL). The size of the deferred tax asset attributable to federal NOL’s and credit carryforwards, compared to the current projected levels of federal taxable income, has elevated the Company’s concern regarding the ability to fully utilize this deferred tax asset prior to expiration. Accordingly, the Company has established valuation reserves to address these concerns.

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in the third quarters of fiscal years 2005 and 2004 were 74,000,000 and 73,704,000, respectively. The weighted average number of shares used to compute basic earnings per share in the first nine months of fiscal years 2005 and 2004 were 74,220,000 and 73,449,000, respectively. The weighted average number of shares used to compute diluted earnings per share in the third quarters of fiscal years 2005 and 2004 were 77,486,000 and 77,902,000, respectively. For the first nine months of fiscal years 2005 and 2004, the weighted average number of shares used to compute diluted earnings per share were 78,320,000 and 77,154,000, respectively.

Options to purchase approximately 3,559,000 and 3,049,000 shares, respectively, were not included in the computation of the third quarters of fiscal years 2005 and 2004 diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 3,207,000 and 5,442,000 shares, respectively, were not included in the computation of the first nine months of fiscal years 2005 and 2004 diluted net income per share because such options were considered anti-dilutive. Shares associated with the Company’s previously outstanding convertible subordinated notes were also not included in the computation of earnings per share as they were anti-dilutive.

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

SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the indicated period as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for the third quarters and first three quarters of fiscal years 2005 and 2004 would have been reduced to the following pro forma amounts:

Pro Forma Net Income (in thousands)
	Third Quarter Ended		Three Quarters Ended
	Oct. 31, 2004	Oct. 26, 2003	Oct. 31, 2004	Oct. 26, 2003
Net income as reported	$14,595	$9,258	$46,779	$19,937
Additional pro forma compensation expense	16,736	9,170	38,202	23,918
Tax benefit of pro forma compensation expense	(4,017)	(2,201)	(9,168)	(5,813)

Pro forma net income	$1,876	$2,289	$17,745	$1,832

Pro forma earnings per share - basic	$0.03	$0.03	$0.24	$0.02
Pro forma earnings per share - diluted	$0.02	$0.03	$0.23	$0.02

The pro forma effect on net income for the third quarters and first three quarters of fiscal years 2005 and 2004 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility.

Recently Issued Accounting Standards

On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company could adopt the new standard in one of two ways – the modified prospective transition method or the modified retrospective transition method. Assuming this new standard is implemented as scheduled, the Company will adopt this new standard in the third quarter of fiscal year 2006 and is currently evaluating the effect that the adoption of this standard will have on its financial position and results of operations.

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

In the third quarter of fiscal year 2005, the Company bought back 611,700 shares at a cost of $11.5 million and in the first three quarters of fiscal year 2005, 1,365,700 shares were bought back at a cost of $27.6 million. As of October 31, 2004, 83,567 of these shares have been reissued as a result of stock option exercises and the remaining 1,282,133 were being held as treasury shares.

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

The Company included a $595,000 decline in unrealized loss and a $463,000 decline in unrealized gain, net of tax, in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the third quarters of fiscal years 2005 and 2004, respectively. For the first three quarters of fiscal years 2005 and 2004, $854,000 of increased unrealized loss and $1.6 million decline of unrealized gain, net of tax, was included in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and book value, with the difference in these amounts booked as part of comprehensive income:

Investments (in thousands)
	October 31, 2004			January 25, 2004
	Market Value	Book Value	Unrealized (Loss)	Market Value	Book Value	Unrealized Gain
Government issues	$69,175	$69,386	$(211)	$68,156	$68,092	$64
Corporate issues	147,190	148,164	(974)	111,007	110,867	140

Total investments	$216,365	$217,550	$(1,185)	$179,163	$178,959	$204

The Company realized interest income of $2.1 million and $1.1 million during the third quarters of fiscal years 2005 and 2004, respectively. For the first nine months of fiscal years 2005 and 2004, the Company realized interest income of $4.5 million and $6.3 million, respectively.

4. Inventories

Inventories consisted of the following:

Inventories (in thousands)
	Oct. 31, 2004	January 25, 2004
Raw materials	$512	$579
Work in progress	18,070	14,809
Finished goods	11,221	6,778

Total Inventories	$29,803	$22,166

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

6. Commitments and Contingencies

On June 22, 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remedial action plan. The group has also agreed to perform limited groundwater sampling. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, the Company’s share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

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

On March 28, 2003, the Company announced that it had resolved a customer dispute. Under the terms of the settlement, the Company agreed to pay the customer $12.0 million in cash in two equal annual installments, plus rebates on the future purchase of certain products by the customer over a two year period. The rebates, which can be up to 10%, are dependent upon the amount of eligible products the customer purchases. In the first quarter of fiscal year 2004, the Company made a $6.0 million cash payment to the customer, representing the first of two payments equaling the $12.0 million settlement. The second cash payment was made in the first quarter of fiscal year 2005. Amounts accrued for the rebates during fiscal year 2004 and through the third quarter of fiscal year 2005 have not been material. The Company is vigorously pursuing insurance coverage for the full value of the settlement but is unable to estimate the size of, if any, eventual insurance settlement or to give a tentative date for when an insurance settlement might be reached.

As an inducement for Jason Carlson, now Chief Executive Officer, to join the Company in 2002, the Company agreed that should his services be terminated by the Board of Directors, he will be granted a severance allowance equal to six months salary and benefits continuation upon signing of a non-compete agreement and a full release of all claims and obligations.

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

The product warranty accrual, which is included in cost of sales, reflects the Company’s best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical experience. The following table details the change in the product warranty accrual for the first three quarters of fiscal year 2005.

Product Warranty Accrual (in thousands)
Balance as of January 25, 2004	$250
Payments made in the period	(140)
Net expense accrued in period	93

Balance as of October 31, 2004	$203

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

Net Sales (in thousands)
	Third Quarter Ended		Three Quarters Ended
	Oct. 31, 2004	Oct. 26, 2003	Oct. 31, 2004	Oct. 26, 2003
Standard Semiconductor Products	$62,374	$45,941	$187,621	$129,448
Rectifier, Assembly and Other Products	2,613	2,171	7,564	7,250

Total Net Sales	$64,987	$48,112	$195,185	$136,698

Operating Income (in thousands)
	Third Quarter Ended		Three Quarters Ended
	Oct. 31, 2004	Oct. 26, 2003	Oct. 31, 2004	Oct. 26, 2003
Standard Semiconductor Products	$16,202	$10,520	$54,291	$25,753
Rectifier, Assembly and Other Products	754	558	2,276	2,236

Total Operating Income	$16,956	$11,078	$56,567	$27,989

In the third quarter of fiscal year 2005, one of the Company’s Asian distributors accounted for approximately 12% of net sales. This same distributor accounted for approximately 16% of net sales in the third quarter of fiscal year 2004. No end-customer accounted for 10% or more of net sales in the third quarter or first nine months of fiscal years 2005 or 2004.

As of October 31, 2004, one of the Company’s Asian distributors accounted for approximately 15% of net accounts receivable. Receivables from customers are not secured by any type of collateral.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Net Sales (in thousands)
	Third Quarter Ended		Three Quarters Ended
	Oct. 31, 2004	Oct. 26, 2003	Oct. 31, 2004	Oct. 26, 2003
Domestic	$14,297	$15,299	$53,615	$42,980
Asia-Pacific	46,531	28,723	125,561	82,098
Europe	4,159	4,090	16,009	11,620

Total Net Sales	$64,987	$48,112	$195,185	$136,698

Long-lived assets located outside the United States as of October 31, 2004 and January 25, 2004 were approximately $18.2 million and $11.3 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers in order to facilitate production for the Company.

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

9. Comprehensive Income

Comprehensive income consisted of the following:

Comprehensive Income (in thousands)
	Third Quarter Ended		Three Quarters Ended
	Oct. 31, 2004	Oct. 26, 2003	Oct. 31, 2004	Oct. 26, 2003
Net income	$14,595	$9,258	$46,779	$19,937
Change in unrealized gain/loss on investments, net of tax	595	(463)	(829)	(1,525)
Gain (loss) for translation adjustment	—	(9)	(25)	(6)

Comprehensive income	$15,190	$8,786	$45,925	$18,406

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the third quarter fiscal year 2005 were 50% of net sales. The remaining 50% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the third quarter of fiscal year 2005, approximately 63% of our silicon in terms of finished wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2004, approximately 62% of our silicon in terms of finished wafers were supplied by this third-party foundry in China. Foreign sales for third quarter of fiscal year 2005 constituted approximately 78% of our net sales. More than 90% of foreign sales in the third quarter of fiscal year 2005 were to customers located in the Asia-Pacific region. The remaining sales were to customers in Europe.

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

Critical Accounting Policies and Use of Estimates

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. We classify our investments as “available for sale” because we expected to possibly sell some securities prior to maturity. We included a $595,000 decline in the unrealized loss and $463,000 of decline in the unrealized gain, net of tax, in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the third quarters of fiscal years 2005 and 2004, respectively. For the first three quarters of fiscal years 2005 and 2004, $854,000 of increased unrealized loss and $1.6 million decline of unrealized gain, net of tax, was included in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Third Quarter Ended		Three Quarters Ended
	Oct. 31, 2004	Oct. 26, 2003	Oct. 31, 2004	Oct. 26, 2003
Net Sales	100%	100%	100%	100%
Cost of Sales	43%	42%	41%	43%

Gross Profit	57%	58%	59%	57%
Operating costs and expenses:
Selling, general & administrative	18%	19%	17%	20%
Product development & engineering	14%	16%	13%	17%

Total operating costs and expenses	31%	35%	30%	37%

Operating income	26%	23%	29%	20%
Interest and other income, net	3%	2%	2%	-1%

Income before taxes	29%	25%	31%	19%
Provision for taxes	7%	6%	7%	5%

Net income	22%	19%	24%	15%

Comparison Of The Third Quarters Ended October 31, 2004 and October 26, 2003

We report on the basis of fifty-two and fifty-three week periods and end our fiscal year on the last Sunday in January. All quarters consist of thirteen weeks, except for one fourteen-week quarter in 53-week years. The third quarter of fiscal year 2005 was made up of fourteen weeks, while the third quarter of fiscal year 2004 was made up of thirteen weeks.

Net Sales. Net sales for the third quarter of fiscal year 2005 were $65.0 million, an increase of 35% compared to $48.1 million for the third quarter of fiscal year 2004. Overall macro-economic and semiconductor industry conditions were stronger in the third quarter of fiscal year 2005 compared to the prior year period. End-application demand for our products in the third quarter of fiscal year 2005 compared to the prior year period was strongest in the areas of cellular phones, communications infrastructure equipment and military/industrial, all of which were up approximately 70% or higher over the same period last year. The notebook computer segment was up about 25% over the prior year period. Sale of products used in automated test equipment were down about 8% compared to the prior year. The weakest demand was from the desktop computer, which was down about 15% compared to the prior year period and the computer gaming and graphics segments that were down approximately 45% and 80%, respectively. Sales by major end-markets are detailed below and are based on estimations by us.

End-Market (% of net sales)
	Third Quarter Ended Oct. 31, 2004	Third Quarter Ended Oct. 26, 2003
Computer	31%	41%
Communications	50%	39%
Industrial/Other	19%	20%

Net sales	100%	100%

Standard Semiconductor Products represented 96% of net sales in the third quarter of fiscal year 2005, while 4% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 95% of net sales in the third quarter of fiscal year 2004 and Rectifier, Assembly and Other Products’ sales were 5%. Sales of Standard Semiconductor Products increased 36% in the third quarter of fiscal year 2005 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 20% in the third quarter of fiscal year 2005 as compared to the prior year period.

Net Sales by Reportable Segment (in thousands)
	Third Quarter Ended Oct. 31, 2004		Third Quarter Ended Oct. 26, 2003		Change
Standard Semiconductor Products	$62,374	96%	$45,941	95%	36%
Rectifier, Assembly and Other Products	$2,613	4%	$2,171	5%	20%

Net sales	$64,987	100%	$48,112	100%	35%

The increase in sales of Standard Semiconductor Products in the third quarter of fiscal year 2005 reflected general strength in the end-markets of computing, communications and industrial. Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “Industrial/Other”) increased in the third quarter of fiscal year 2005 compared to the prior year period due to improved demand from industrial and military customers. These products are older technology products and other non-strategic product offerings, which we have de-emphasized due to their lower revenue and margin opportunities.

Gross Profit. Gross profit for the third quarter of fiscal year 2005 was $37.2 million, compared to $27.9 million for the prior year period. The increase was due to a 35% increase in sales that was only slightly offset by a decline in gross margin to 57%, down from 58% in the prior year third quarter.

In the third quarter of fiscal year 2005, we sold $63,000 of previously written-off inventory and $157,000 of previously written-off inventory was sold in the third quarter of fiscal year 2004.

The decline in gross margin from 58% to 57% for the third quarter of fiscal year 2005 was most impacted by a decline in sales of our test and measurement products, especially as a percentage of total sales. The gross margin decline also reflected lower manufacturing overhead utilization and lower average selling prices in the desktop computing segment during the third quarter of this year.

We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, which is typical in the semiconductor industry, tend to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in particular end-applications.

Operating Costs and Expenses. Operating costs and expenses were $20.3 million, or 31% of net sales in the third quarter of fiscal year 2005. Operating costs and expenses for the third quarter of fiscal year 2004 were $16.8 million, or 35% of net sales.

Operating Costs & Expenses (in thousands)
	Third Quarter Ended Oct. 31, 2004		Third Quarter Ended Oct. 26, 2003		Change
	Costs/Exp.	% sales	Costs/Exp.	% sales
Selling, general and administrative	$11,438	18%	$9,271	19%	23%
Product development and engineering	$8,826	14%	$7,533	16%	17%

Total operating costs and expenses	$20,264	31%	$16,804	35%	21%

Operating Income. Operating income was $17.0 million in the third quarter of fiscal year 2005, up from operating income of $11.1 million in the third quarter of fiscal year 2004. Operating income was impacted by an increase in net sales and lower operating expenses as a percentage of net sales.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment (in thousands)
	Third Quarter Ended Oct. 31, 2004		Third Quarter Ended Oct. 26, 2003		Change
Standard Semiconductor Products	$16,202	96%	$10,520	95%	54%
Rectifier, Assembly and Other Products	$754	4%	$558	5%	35%

Total operating income	$16,956	100%	$11,078	100%	53%

Operating income in the third quarter of fiscal year 2005 for the Standard Semiconductor Products segment improved due to a 36% increase in net sales and lower operating expenses as a percentage of net sales. Operating income for the Rectifier, Assembly and Other Products segment increased in the third quarter of fiscal year 2004 compared to the prior year, reflecting the impact of a 20% increase in sales and better manufacturing efficiencies.

Interest and Other Income, Net. Net interest and other income was income of $2.1 in the third quarter of fiscal year 2005. Net interest and other income in the third quarter of fiscal year 2004 was income of $1.1 million.

Interest and other income includes interest income from investments, interest from income tax refunds, interest expense associated with our previously outstanding convertible subordinated notes, gain on the extinguishment of debt and other items. The increase in net interest and other income in the third quarter of fiscal year 2005 was most impacted by higher absolute amounts of interest income due to higher investment balances and one-time interest income associated with an income tax refund.

Provision for Taxes. Provision for income taxes was $4.5 million for the third quarter of fiscal year 2005, compared to $2.9 million in the third quarter of fiscal year 2004. The effective tax rates for the third quarters of fiscal years 2005 and 2004 were 24%.

Comparison Of The Three Quarters Ended October 31, 2004 and October 26, 2003

We report on the basis of fifty-two and fifty-three week periods and end our fiscal year on the last Sunday in January. All quarters consist of thirteen weeks, except for one fourteen-week quarter in 53-week years. The three quarters ended October 31, 2004 were made up of forty weeks, while the first three quarters of fiscal year 2004 were made up of thirty-nine weeks.

Net Sales. Net sales for the first three quarters of fiscal year 2005 were $195.2 million, an increase of 43% compared to $136.7 million for the first three quarters of fiscal year 2004. Overall macro-economic and semiconductor industry conditions were stronger in the first three quarters of fiscal year 2005 compared to the prior year period. End-application demand for our products in the first three quarters of fiscal year 2005 was strongest in the areas of cellular phones and communications infrastructure equipment, both of which were up more than 65% over the same period last year. The weakest demand was from the desktop computer and computer gaming segments, which were down about 15% and 45%, respectively, compared to the prior year period. Sales by major end-markets are detailed below and are based on estimations by us.

End-Market (% of net sales)
	Three Quarters Ended Oct. 31, 2004	Three Quarters Ended Oct. 26, 2003
Computer	31%	41%
Communications	50%	39%
Industrial/Other	19%	20%

Net sales	100%	100%

Standard Semiconductor Products represented 96% of net sales in the first three quarters of fiscal year 2005, while 4% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor

Products segment were 95% of net sales in the first three quarters of fiscal year 2004 and Rectifier, Assembly and Other Products’ sales were 5%. Sales of Standard Semiconductor Products increased 45% in the first three quarters of fiscal year 2005 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 4% in the first three quarters of fiscal year 2005 as compared to the prior year period.

Net Sales by Reportable Segment (in thousands)
	Three Quarters Ended Oct. 31, 2004		Three Quarters Ended Oct. 26, 2003		Change
Standard Semiconductor Products	$187,621	96%	$129,448	95%	45%
Rectifier, Assembly and Other Products	$7,564	4%	$7,250	5%	4%

Net sales	$195,185	100%	$136,698	100%	43%

The increase in sales of Standard Semiconductor Products in the first three quarters of fiscal year 2005 reflected general strength in the end-markets of computing, communications and industrial. Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “Industrial/Other”) increased a modest 4% in the first three quarters of fiscal year 2005 compared to the prior year period. These products are older technology products and other non-strategic product offerings, which we have de-emphasized due to their lower revenue and margin opportunities.

Gross Profit. Gross profit for the first three quarters of fiscal year 2005 was $114.8 million, compared to $78.3 million for the prior year period. The increase was due to a 43% increase in sales and a gross margin of 59%, up from 57% in the prior year first three quarters.

In the first three quarters of fiscal year 2005, we sold $423,000 of previously written-off inventory and $949,000 of previously written-off inventory was sold in the first three quarters of fiscal year 2004.

The improvement in gross margin in the first three quarters of fiscal year 2005 was mostly due to increased sales of our products used in portable applications and more capital intensive systems, like test and communications infrastructure equipment. Our products used in these end-applications tend to be more complex than other end-markets and require more technical expertise in terms of product design and layout. Products used in desktop computers, which have below corporate average gross margin, declined about 16% from the prior year period. Likewise, gross margin in the first three quarters of fiscal year 2005 was benefited by lower sales into desktop computer customers.

We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, which is typical in the semiconductor industry, tend to offset much of any manufacturing cost savings. Our gross margin is most impacted by the mix of products used in particular end-applications.

Operating Costs and Expenses. Operating costs and expenses were $58.3 million, or 30% of net sales in the first three quarters of fiscal year 2005. Operating costs and expenses for the first three quarters of fiscal year 2004 were $50.3 million, or 37% of net sales.

Operating Costs & Expenses (in thousands)
	Three Quarters Ended Oct. 31, 2004		Three Quarters Ended Oct. 26, 2003		Change
	Costs/Exp.	% sales	Costs/Exp.	% sales
Selling, general and administrative	$33,102	17%	$27,445	20%	21%
Product development and engineering	$25,168	13%	$22,835	17%	10%

Total operating costs and expenses	$58,270	30%	$50,280	37%	16%

Operating Income. Operating income was $56.6 million in the first three quarters of fiscal year 2005, up from operating income of $28.0 million in the first three quarters of fiscal year 2004. Operating income was impacted by an increase in net sales, higher gross margin and lower operating expenses as a percentage of net sales.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment (in thousands)
	Three Quarters Ended Oct. 31, 2004		Three Quarters Ended Oct. 26, 2003		Change
Standard Semiconductor Products	$54,291	96%	$25,753	92%	111%
Rectifier, Assembly and Other Products	$2,276	4%	$2,236	8%	2%

Total operating income	$56,567	100%	$27,989	100%	102%

Operating income in the first three quarters of fiscal year 2005 for the Standard Semiconductor Products segment improved due to a 45% increase in net sales and lower operating expenses as a percentage of net sales. Operating income for the Rectifier, Assembly and Other Products segment increased slightly in the first three quarters of fiscal year 2004 compared to the prior year, reflecting the impact of a 4% increase in sales.

Interest and Other Income, Net. Net interest and other income was income of $4.3 million in the first three quarters of fiscal year 2005. Net interest and other income (expense) in the first nine months of fiscal year 2004 was expense of $1.8 million, which included a one-time cost of $6.8 million for the retirement of our the remaining $165.0 million outstanding balance of our convertible subordinated notes that was partially offset by $2.9 million of gain on the extinguishment of debt.

Interest and other income includes interest income from investments, interest associated with income tax refunds, interest expense associated with our previously outstanding convertible subordinated notes, gain on the extinguishment of debt and other items. The improvement in net interest and other income in the first three quarters of fiscal year 2005 was mostly due to an absence of one-time cost of $6.8 million for the retirement of our convertible subordinated notes.

Provision for Taxes. Provision for income taxes was $14.1 million for the first three quarters of fiscal year 2005, compared to $6.3 million in the first three quarters of fiscal year 2004. The effective tax rates for the first three quarters of fiscal years 2005 and 2004 were 23% and 24%, respectively.

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

As of October 31, 2004, we had working capital of $201.8 million, compared with $217.1 million as of January 25, 2004. The ratio of current assets to current liabilities as of October 31, 2004 was 7.6 to 1, compared to 8.5 to 1 as of January 25, 2004. The decline in working capital as of October 31, 2004 was mostly the result of a decline in cash and cash equivalents.

The decline in cash and cash equivalents as of October 31, 2004 was most impacted by an increase in investments, which reflected our desire to lock-in improved investment yields on excess cash, higher purchases of plant, property and equipment, and cash used to buyback stock. Our combined amount of cash and cash equivalents, temporary investments and long-term investments was $295.7 million as of October 31, 2004, up from $275.5 million as of January 25, 2004. We have no long-term debt and only $1.7 million of other long-term liabilities as of October 31, 2004. Our combined amount of cash and cash equivalents, temporary investments and long-term investments would generally be available for any corporate related capital or liquidity needs.

Operating Cash Flows. Cash provided in operating activities was $54.9 million for the first three quarters of fiscal year 2005, compared to cash provided by operating activities of $17.6 million in the first three quarters of fiscal year 2004. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $7.2 million and $6.8 million in the first three quarters of fiscal years 2005 and 2004, respectively.

Operating cash flow in the first three quarters of fiscal year 2005 was positively impacted by net income of $46.8 million and by increases in deferred income taxes, tax benefit of stock option exercises, provision for doubtful accounts, deferred revenue, income taxes payable, other liabilities, a loss on the disposition of equipment and a decline in receivables. These were partially offset by increases in inventories and other assets and a decline in accounts payable and accrued liabilities. Operating cash flow in the first three quarters of fiscal year 2005 included the payout of $6.0 million related to a customer settlement and $3.0 million related to year-end bonuses that were accrued in fiscal year 2004.

Inventories grew by $7.6 million in the first three quarters of fiscal year 2005, in part to support new products and what was expected to be higher shipment rates in future periods. The $2.1 million decline in receivables in the first three quarters of fiscal year 2005 reflected in part a slowdown in sales levels during the final month of the period.

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

Outside of changes in assets and liabilities, the increase in operating cash flows in the first three quarters of fiscal year 2005 compared to the first three quarters of fiscal year 2004 was most impacted by three factors. First, net income was $19.9 million higher in the first three quarters of fiscal year 2005. Second, we recorded $6.5 million of tax benefit from the exercise of stock options in the first three quarters of fiscal year 2005 compared to $953,000 in the prior year period. Finally, included in net income for the first three quarters of fiscal year 2004, but representing a reduction in operating cash flow, was $2.9 million of gain related to the retirement of long-term debt.

Cash Flows Related to Investing Activities. Investing activities used $53.5 million in the first three quarters of fiscal year 2005 compared to $176.1 million provided in the prior year period. Investing activities for both periods consist of changes in investments and cash used for capital expenditures. Included in the investing activities for the first three quarters of fiscal year 2005 were proceeds on sale of assets. The most significant reason for the use of $54.9 million of cash by investing activities in the first three quarters of fiscal year 2005 compared to cash provided of $176.1 million by investing activities in the first three quarters of fiscal year 2004 was the decline in proceeds on the sale and maturities of available-for-sale investments in the current year period. In the first three quarters of fiscal year 2004, cash flow related to investing activities was impacted by a large amount of proceeds from investments needed to retire long-term debt, specifically the convertible subordinated notes that were called in the second quarter of fiscal year 2004.

Cash Flows Related to Financing Activities. Our financing activities used $18.3 million during the first three quarters of fiscal year 2005 and $240.4 million in the prior year period. Financing activities for the first three quarters of fiscal year 2005 reflect the proceeds from stock option exercises and reissuance of treasury stock that were more than offset by repurchase of treasury stock. Financing activities for the first three quarters of fiscal year 2004 reflect the reissuance of treasury stock that was more than offset by the cost of buybacks and retirement of convertible subordinated notes. In the second quarter of fiscal year 2004, we called the remaining balance of our convertible subordinated notes.

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

Purchases of new capital equipment were made to expand our test capacity and support other engineering functions, including product design and qualification. We also purchase production equipment and place it at supplier facilities to support the manufacturing of silicon wafers and testing of finished products. In some cases, we have prepaid for certain levels of foundry capacity out of our larger wafer suppliers. These purchases and prepayments were funded from our operating cash flows and cash reserves. We believe that operating cash flows together with cash reserve are sufficient to fund operations and capital expenditures for the foreseeable future.

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

Recently Issued Accounting Standards

On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We could adopt the new standard in one of two ways – the modified prospective transition method or the modified retrospective transition method. Assuming this new standard is implemented as scheduled, we will adopt this new standard in the third quarter of fiscal year 2006 and we are currently evaluating the effect that the adoption of this standard will have on our financial position and results of operations.

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

Fluctuations and seasonality and economic downturns in any of our end-markets may have adverse consequences for our business

Many of our products are used in personal computers and related peripherals. For the third quarter of fiscal year 2005, approximately 31% of our sales were used in computer applications, including 22% tied to notebook computers. For the fiscal year ended January 25, 2004, approximately 40% of our sales were used in computer applications. Industry-wide fluctuations in demand for desktop and notebook computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

For the third quarter that ended October 31, 2004, shipment of our products to the automated test equipment (ATE) customers represented approximately 8% of our net sales. Products sold into the ATE tend to have above corporate average gross margins. Consequently, a downturn in the ATE market or decline in the sales of the Company’s ATE related products may adversely affect our business.

Since the middle of fiscal year 2004, we saw demand from cellular phone manufacturers increase, and we estimated 35% of our sales in the third quarter of fiscal year 2005 were tied to this end-market application. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, could adversely affect our business.

We obtain many essential components and materials and certain critical manufacturing services from a limited number of suppliers and subcontractors, which are principally foreign-based entities

Our reliance on a limited number of outside subcontractors and suppliers for silicon wafers, packaging, test and certain other processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks may be attributable to several factors, including limitation on resources, labor problems, equipment failures or the occurrence of natural disasters. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments and harm our business. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the third quarter of fiscal year 2005, approximately 63% of our silicon in terms of finished wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2004, approximately 62% of our silicon in terms of finished wafers were supplied by this third-party foundry in China. While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

Product liability claims may be asserted with respect to our technology or products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could give rise to failures in our customer’s end-product, so we may face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved, especially if our customer seeks to recover for damage claims made against it by its own customers. While we maintain some insurance, there can be no assurance that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims.

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

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 78% of net sales in the third quarter of fiscal year 2005. Sales to our customers located in Taiwan and Korea constituted 28% and 30%, respectively, of net sales for the third quarter of fiscal year 2005. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

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

Our future results may fluctuate, fail to match past performance or fail to meet expectations

Our results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of:

•	general economic conditions in the countries where we sell our products;

•	seasonality and variability in the computer market and our other end-markets;

•	the timing of new product introductions by us and our competitors;

•	product obsolescence;

•	the scheduling, rescheduling or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	our ability to develop new process technologies and achieve volume production;

•	changes in manufacturing yields;

•	capacity utilization;

•	product mix and pricing;

•	movements in exchange rates, interest rates or tax rates;

•	the availability of adequate supply commitments from our outside suppliers;

•	the manufacturing and delivery capabilities of our subcontractors; and

•	litigation and regulatory matters.

As a result of these factors, our past financial results are not necessarily indicative of our future results.

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

Historically, we have had various customers, primarily distributors, that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date.

One of our Asian distributors accounted for approximately 12% of net sales in the third quarter of fiscal year 2005 and approximately 14% of net sales for fiscal year 2004. One other Asian distributor accounted for approximately 10% of net sales for fiscal year 2004. Our distributors generally have a range of end customers.

We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term supply contracts. The loss of any significant end customer, any material reduction in orders by any of significant end customer, the cancellation of a significant end customer order or the cancellation or delay of an end customer’s significant program or product could harm our business.

As of October 31, 2004, one of these Asian distributors accounted for approximately 15% of net accounts receivable. Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible.

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

We are subject to government regulations and other standards that impose operational and reporting requirements

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

The Sarbanes-Oxley Act of 2002 required us to change or supplement some of our corporate governance and securities disclosure and compliance practices. The SEC and Nasdaq have revised, and continue to revise, their regulations and listing standards. These developments have increased, and may continue to increase, our legal compliance and financial reporting costs. These developments also may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This, in turn, could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers.

Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of operations, or the imposition of significant administrative, civil, or criminal penalties, any of which could harm our business.

Earthquakes or other natural disasters may cause us significant losses

Our corporate headquarters, a portion of our assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We do not maintain earthquake insurance and could be harmed in the event of a major earthquake. Our business could be harmed if natural disasters interfere with production of wafers by our suppliers or assembly and testing of products by our subcontractors. We maintain some business interruption insurance to help reduce the effect of such business interruptions, but we are not fully insured against such risks. Likewise, our business could be adversely impacted if a natural disaster were to shut down or significantly curtail production at one or more of our end customers. Any such loss of revenue due to a slowdown or cessation of end customer demand is uninsured.

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

On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We could adopt the new standard in one of two ways – the modified prospective transition method or the modified retrospective transition method.

Assuming this new standard is implemented as scheduled, we will adopt this new standard in the third quarter of fiscal year 2006. Should this proposed statement be finalized and implemented, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 1 of the Notes to the consolidated condensed financial statements). This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of internal controls over financial reporting and an annual report by our independent registered public accounting firm addressing the assessment. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

Interest Rate and Market Risk

As of October 31, 2004, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company (and its consolidated subsidiaries) required to be included in its periodic reports filed with the Securities and Exchange Commission.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our annual reports on Form 10-K, beginning with the report for the fiscal year ending January 30, 2005, to include both management’s assessment of the Company’s internal controls over financial reporting and an attestation report from our independent registered public accountant, Ernst & Young LLP (“EY”), regarding management’s assertion about the effectiveness of internal controls. We have formulated a detailed work plan designed to achieve compliance with Section 404 and have been using internal resources and outside consultants to (i) assess and document the adequacy of our internal controls over financial reporting, (ii) improve control processes where required, (iii) validate through testing that our controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal controls over financial reporting. We believe that our work can be completed on a timely basis, such that EY will have sufficient time to complete its evaluation of management’s assessment prior to the deadline for filing Form 10-K. Management and the Audit Committee recently received a letter from EY stating that it did not disagree with the belief that the Company’s work could be completed on time, but noting that a significant amount of work remains and the remaining time schedule is very tight. EY further stated that if management is unable to adhere to its timetable, EYcan provide no assurances regarding its ability to complete its assessment and report on internal controls over financial reporting by the filing deadline. We are endeavoring to complete our work in a timely manner and we believe we are devoting sufficient resources to achieve this goal. However, we can provide no assurances that we will meet this objective, as there is a risk that during the course of our efforts we may identify deficiencies that we may not be able to remediate in time to meet the deadline for compliance with the requirements of Section 404.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We periodically become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will materially and adversely affect our business.

On June 22, 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. The group has also agreed to perform limited groundwater sampling. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, our share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

This table provides information with respect to purchases by the Company of shares of common stock during the third quarter of fiscal year 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
July 26, 2004 through August 31, 2004	365,000	$18.00	365,000
September 1, 2004 through September 30, 2004	71,700	$18.15	71,700
October 1, 2004 through October 31, 2004	175,000	$20.72	175,000
Total	611,700	$18.80	611,700	$22.4 million

(1)	On February 24, 2004 the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). The 2004 Program does not have an expiration date. The announcement also noted that under the Company’s prior buyback programs, which expired on January 25, 2004, $262 million was spent to buy back convertible subordinated notes and common stock since January 2001.
(2)	As shown in the table, all shares purchased by the Company during the quarter were purchased through the 2004 Program. The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	The Company’s Long-term Stock Incentive Plan, as amended

10.2	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: December 10, 2004	/s/ Jason L. Carlson
Jason L. Carlson
President and Chief Executive Officer

Date: December 10, 2004	/s/ David G. Franz, Jr.
David G. Franz, Jr.
Vice President Finance, Chief
Financial Officer