Form 10-K
period 2005-01-30
SEMTECH CORP
filed 2005-04-15
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 23, 2004 (the last business day of the Company’s most recently completed second fiscal quarter) was approximately $1,003,626,255. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding at April 8, 2005 was 73,753,087.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 16, 2005.

SEMTECH CORPORATION

INDEX TO FORM 10-K

FOR THE YEAR ENDED JANUARY 30, 2005

Forward Looking and Cautionary Statements

This Annual Report on Form 10-K (the “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in materials delivered to shareholders and in press releases. In addition, Company representatives may make oral forward-looking statements from time to time. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance, and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes”, “projects”, “should”, “will”, “plans” and similar words.

Forward-looking statements should be considered in conjunction with the cautionary statements contained in the “Risk Factors” section and elsewhere in this Form 10-K, in our other filings with the SEC, and in material incorporated herein and therein by reference. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Financial forecasts could differ materially from those projected in forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

General

We are a leading supplier of analog and mixed-signal semiconductors and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, personal digital assistants (PDAs), cellular phones, wireline networks, high-end consumer devices and semiconductor test platforms. Our end-customers are primarily original equipment manufacturers and their suppliers, including Apple, Cisco, Compal Electronics, Curitel Communications, Dell, Hewlett Packard, Intel, LG Electronics, Motorola, Nortel, Panasonic, Quanta Computer and Samsung.

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

The market for analog and mixed-signal semiconductors differs from the market for digital semiconductors. The analog and mixed-signal industry is characterized by longer product life cycles than the digital industry. In addition, analog semiconductor manufacturers tend to have lower capital investment requirements for manufacturing because their facilities tend to be less dependent than digital producers on state-of-the-art production equipment. The end-product markets for analog and mixed-signal semiconductors are smaller, more varied and more specialized than the relatively standardized digital semiconductor product markets.

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

The electronics market is characterized by several trends that we believe are driving demand for our products. Electronic systems are being designed to operate at increasingly lower operating voltages, battery-powered devices such as handheld computers and cellular telephones are proliferating, and devices are becoming smaller and requiring higher levels of integration. Our products are designed to address these needs by providing solutions that extend battery life, meet tighter voltage requirements, improve the human interface of systems, and support higher transmission and processor speeds. As communications functions are increasingly integrated into a range of systems and devices, these products require analog processing capabilities and the number and size of our end-markets grows. Finally, industrial, medical, consumer and other end-market applications have increasingly incorporated data processing and communications features into their finished systems, which in turn has broadened the opportunities for selling our analog and mixed-signal devices.

Advancements in digital processing technology typically drive the need for corresponding advancements in analog and mixed-signal solutions. We believe that the diversity of our applications allows us to take advantage of areas of relative market strength and limits our vulnerability to competitive pressure in any one area.

Semtech End-Markets

A majority of our products are sold to customers in the computer, communications and industrial markets. Until ten years ago, we had largely been focused on serving the military and aerospace end-market. In calendar year 1996, we used the desktop segment of the computer market as our first major entry into the commercial marketplace for our circuits. Seven years ago, approximately half of our revenues were derived from desktop computer related applications. In recent years, we have seen relative growth from the communications and industrial markets as a percentage of the total. We have also seen a greater diversification within our computer market segment, beyond our initial focus on desktop computer applications.

For the fiscal year ended January 30, 2005, our revenues from the computer end-market were 32% of net sales, the communications end-market was 48%, and the remaining 20% of net sales were from industrial, military and aerospace, and various other end-markets.

Computer market applications include notebook and desktop computers, computer graphics and PDAs. End-product applications for our products within the communication market include cellular phones and base stations, set-top-boxes, and local and wide-area networks. Industrial applications include automated test equipment (ATE), power supplies, medical devices and factory automation systems. We believe that our diversity in the end-markets provides stability to our business and opportunity for growth. Presented below are the estimated splits of sales by various end-applications for the last two fiscal years.

(fiscal years, percentage of net sales)
End-Application	2005	2004
Cell phone	32%	27%
Notebook computers and PDA	21%	22%
Desktop computers/server	9%	12%
Graphics/gaming	3%	6%
Wireline equipment	15%	13%
ATE	10%	12%
Industrial/other	10%	8%

	100%	100%

The following table depicts our main product lines and their end-product applications:

Semtech’s Main Product Lines	Specific End-Product Applications
	Computer	Communications	Industrial
Power Management	Desktop PCs, servers, workstations, notebook computers, add-on cards, PDAs, computer gaming systems	Cellular phones, network cards, routers and hubs, telecom network boards	Power supplies, industrial systems

Protection	Notebook computers, PDAs, USB ports, LAN cards	Cellular phones, base stations, DSL equipment, routers and hubs	Handheld measurement or instrumentation devices

Test and Measurement	Workstations	Cellular base stations, routers and hubs, SONET networks	Automated test equipment

Advanced Communications		SONET networks, routers, hubs, switches, fiber modems

Human Input Devices	Notebook computers, PDAs	Cellular phones, web phones	Touch screen, consumer appliances and security systems

Historically, our results have reflected some seasonality, with demand levels generally being higher in the computer and consumer products segments during the third and fourth quarters of our fiscal year in comparison to the first and second quarters. In recent years, macro-level industry trends and end-application cycles have had a more significant impact than seasonality on our results.

Business Strategy

Our objective is to be the leading supplier of analog and mixed-signal devices to the fastest growing segments of our target markets. We intend to leverage our pool of skilled technical personnel to develop new products, or, where appropriate, use acquisitions, to serve the fastest growing segments of these markets. In order to capitalize on our strengths in analog and mixed-signal processing design, developing and marketing, we intend to pursue the following strategies:

Leverage our rare analog design expertise

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

Continue to release unique new product, achieve new design wins, and cross-sell products

We are focused on developing unique, new, high-margin products to serve our target markets. These markets have experienced growing consumer demand for increased product performance at competitive price points. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customers that they intend to incorporate our products into new designs. Our technical talent works closely with our customers in securing design wins, developing new products and in implementing and integrating our products into their systems. We also focus on selling additional products to our existing customers, as we believe the technical expertise of our marketing department permits it to identify and capitalize on cross-selling opportunities.

Focus on fast-growing market segments

We have chosen to target the analog segments of the fastest growing end-markets. We intend to enhance this growth potential by focusing on specific products within the analog and mixed-signal market, including notebook computers, PDAs, cellular phones, wide area networks and certain broad-based industrial markets. These markets are characterized by their need for leading-edge, high-performance analog and mixed-signal semiconductor technology.

Diversify into new markets

We intend to enter new markets that complement our existing operations through internal development of new products and by strategic acquisitions. Our focus during fiscal year 2005 was to expand our presence within the markets of portable devices, networking and more broad-based industrial applications. A large amount of design and marketing talent was focused on developing products for these markets.

Leverage outsourced semiconductor fabrication capacity

We outsource most of our manufacturing in order to focus more of our resources on defining, developing and selling our products. We use outside wafer foundries that are based in Asia, the United States and Europe. Our largest wafer source is a foundry based in China. We believe that outsourcing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk and a more variable cost of goods, which provides us with greater operating flexibility.

Increase sales efforts in certain geographic areas

We believe that certain geographic markets, such as China, Japan and Europe represent opportunities for added sales and end-customer diversity. China is an emerging market with quickly developing opportunities that range from portable consumer devices up to expensive networking equipment. Our subsidiary, Semtech International AG, has developed a local presence in China and has leveraged its relationship with its Taiwanese and Korean-based customers that are transferring business into China. For years Japan and Europe have been major consumers of analog and mixed-signal components. We have bolstered our sales efforts in these regions in hopes of finding added success in these large geographic markets.

Product Segments

We have two product segments, both of which are comprised of semiconductor products. A majority of our sales come from our Standard Semiconductor Products, which we consider to be our most strategic product segment. The balance of sales come from our Rectifier, Assembly and Other Products segment. The products in that segment are older-technology products, in many cases dating back to the earliest days of our Company when our focus was primarily the military and aerospace end-markets.

Standard Semiconductor Products. Included in Standard Semiconductor Products are integrated circuits (ICs) and discrete components designed for use in standard and specific applications. Standard Semiconductor Products represented approximately 96%, 95% and 95% of our overall net sales for fiscal years 2005, 2004 and 2003, respectively. The main product lines within our Standard Semiconductor Products are described below.

•	Power Management Circuits. Power management circuits control, alter, regulate and condition the electrical pulses that flow through electronics. The highest volume product types within the power management product line are switching voltage regulators, combination switching and linear regulators, smart regulators and charge pumps. The primary application for these products is power regulation for computer, communications and industrial systems. Internally, we divide the power management product line into three sub-product groups, entitled portable power management, desktop/server power management and networking/industrial power management. In fiscal year 2005, power management represented more than half of the Standard Semiconductor Products segment.

•	Protection Products. We design and market protection products, which are often referred to as transient voltage suppressors (TVS). TVS devices provide protection for electronic systems where large voltage spikes (called transients), such as electrostatic discharge generated by the human body, can permanently damage voltage-sensitive components. We also have developed filter and termination devices that can be sold as a complement to TVS devices. Specific protection product applications are found in computer, data-communications, telecommunications and industrial markets. In fiscal year 2005, protection products represented approximately 25% of Standard Semiconductor Products segment sales.

•	Test and Measurement Circuits. We design and market a wide variety of test and measurement products, namely pin electronics, timing, clock distribution, parametric measurement, and clock products for use in ATE, workstations and communication infrastructure equipment. In fiscal year 2005, test and measurement circuits represented about 10% of Standard Semiconductor Products segment sales.

•	Human Input Devices (HID). We offer a line of human input devices that include touch-screen and touch-pad controllers, pointing stick devices and battery management circuits. Some of these products, including our MicroBuddy® product family, also perform a system management function in the end-products they are used in. These products are designed to handle human input and battery functions in portable systems such as notebook computers, PDAs and cellular phones. They also have applications in security, consumer appliances and other industrial applications. In fiscal year 2005, HID products represented approximately 2% of Standard Semiconductor Products segment sales.

•	Advanced Communication Circuits. We have developed a line of highly proprietary advanced communication ICs, which perform specialized timing and synchronization functions in high-speed networks. Our primary product offering in this area is our “SETS” product family. Our advanced communication ICs are used in metropolitan, wide area, and wireless networks and in fiscal year 2005 represented about 3% of Standard Semiconductor Products segment sales.

Rectifier, Assembly and Other Products. Rectifiers, assemblies and other products are older-technology products. Rectifier, Assembly and Other Products represented approximately 4%, 5% and 5% of our overall net sales for fiscal years 2005, 2004 and 2003, respectively.

•	Rectifiers. We have several different categories of silicon rectifiers, which are primarily used to convert alternating current to direct current. These products are sold mainly to military, aerospace, industrial equipment and medical equipment customers.

•	Assemblies. A rectifier assembly is a package of rectifiers of one or more types, sometimes encased in epoxy or silicon by various molding techniques, constituting one or more basic rectifier circuits. We also offer some non-rectifier assemblies such as voltage multipliers. Assemblies are used in x-ray scanners, microwave ovens, aircraft engines, avionics equipment, airport radar and other specialized applications.

•	Other Products. We produce and sell other products that are not part of our main product segment. Included in the other products are custom and application specific integrated circuits.

For further financial information on these segments, refer to the information contained in Note 17. “Business Segments and Concentrations of Risk”, in the Notes to Consolidated Financial Statements included in Item 8.

Intellectual Capital and Product Development

We believe that our emphasis on the development of our intellectual capital and introduction of new proprietary product designs are key to our success. Recruiting and retaining technical talent is the foundation for developing and selling new products into the marketplace. One of our strategies to harness this talent is the establishment of multiple design center locations. We have dedicated design centers in Santa Clara, California; Raleigh, North Carolina; Glasgow, Scotland; Romsey, England; and Swindon, England. In addition, dedicated test and measurement circuit design occurs at our San Diego location and HID design and protection product design occurs at our Camarillo, California headquarters.

Circuit design engineers are some of our most valuable engineers. Circuit designers perform the critical task of designing and laying out integrated circuits. As of January 30, 2005, we employed more than 75 circuit designers and layout engineers. A majority of these individuals have senior-level expertise in the design, development and layout of circuits targeted for use in power management, protection, test, measurement and communication applications. We also employ a limited number of engineers that specialize in the development of software, sometimes referred to as firmware, that is incorporated into certain of our HID and advanced communications products.

We spent $33.5 million or 13% of net sales on product development and engineering in fiscal year 2005. Product development and engineering costs were $30.4 million or 16% of net sales and $31.3 million or 16% of net sales in fiscal years 2004 and 2003, respectively. We intend to make further investments in research and development in the future, which may include including increasing our employee headcount and investing in design and development equipment.

Sales and Marketing

Sales made directly to original equipment manufacturers during fiscal year 2005 were approximately 49% of net sales. The remaining 51% of net sales were made through independent distributors. We have direct sales personnel located throughout the United States who manage the sales activities of independent sales representative firms and independent distributors within North America. We expense our advertising costs as they are incurred.

We operate internationally primarily through our wholly-owned Swiss subsidiary, Semtech International AG. Semtech International serves the European markets through its wholly-owned subsidiaries based in France, Germany and the United Kingdom. Semtech International maintains branch sales offices, either directly or through one of its wholly owned subsidiaries, in Taiwan, Korea and Japan. Semtech International also has a small representative office located in Shanghai, China and is working to establish another small representative office in Shenzhen, China. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives may also offer products from our competitors, as is customary in the industry.

Customers, Sales Data and Backlog

For fiscal year 2005, we estimate that more than 1,000 customers purchased our products either directly from us or through our authorized distributors. The following is a representative sample of our customers by end-markets:

Representative Customers by End-Markets:

Computer	Communications	Industrial
Apple	Cisco	Agilent Tech.
Dell	Motorola	LTX
Hewlett Packard	Nortel	Rockwell
Intel	Samsung	Siemens
LG Electronics	Sony	Unisys

Our customers include major computer and peripheral manufacturers and their subcontractors, ATE manufacturers, data communications and telecommunications equipment vendors, and a variety of large and small companies serving the industrial, automotive, aerospace and military markets. Customers tend to make their decision on whether to buy our products or our competitors’ products based on such key factors as price, technical support and product performance.

During fiscal years 2005, 2004 and 2003, U.S. sales constituted 26%, 31%, and 33%, respectively, of our net sales. Conversely, during fiscal years 2005, 2004 and 2003, foreign sales constituted 74%, 69% and 67%, respectively, of our net sales. A majority of foreign sales were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

A summary of net external sales by region follows:

(fiscal years, in thousands)
	2005	2004	2003
North America	$65,884	$59,927	$62,901
Asia-Pacific	167,336	115,936	117,220
Europe	20,392	16,216	12,837

Total Net Sales	$253,612	$192,079	$192,958

No end-customer accounted for 10% or more of net sales in fiscal years 2005, 2004 or 2003. For fiscal years 2005, 2004 and 2003, one of our Asian distributors accounted for approximately 11%, 10% and 14%, respectively, of net sales. For fiscal year 2005 and 2004, another one of our Asian distributors accounted for approximately 10% and 14% of net sales, respectively.

Our backlog of orders as of the end of fiscal years 2005, 2004 and 2003 were approximately $35.6 million, $45.4 million and $26.6 million, respectively. Nearly all backlog is deliverable within six months; experience has shown that short-delivery lead times are required by most customers. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.

Manufacturing Capabilities

Unlike digital products, our products are less reliant on state-of-the-art manufacturing and more reliant on design and applications support. As part of our business strategy, we focus on design and outsource a majority of our manufacturing functions to third-party contractors that fabricate silicon wafers and package and test our products. We believe this outsourcing permits us to take advantage of the best available technology, leverage the capital investment of others and reduce our operating costs associated with manufacturing assets and increase the variable component of our cost of goods sold.

We perform a very limited amount of test and probe activities in our Camarillo and San Diego, California facilities. All of our products, with the exception of the rectifier and assembly product lines, are packaged and tested by outside subcontractors.

We sold our Santa Clara, California wafer fabrication facility in 2001 and in December of 2002, we stopped production at our last remaining commercial wafer fabrication facility located in Corpus Christi, Texas. Our Reynosa, Mexico facility now fabricates a very small amount of silicon needed to support our rectifier and assembly products. For fiscal year 2005, we supported approximately 4% of our end product sales with wafers that were fabricated internally. The remaining 96% of our end products were supported with finished silicon wafers purchased from outside wafer foundries in Asia, the United States and Europe. Only our rectifier and assembly products were supported by internal wafer production in fiscal year 2005. We anticipate that in fiscal year 2006 virtually all the silicon wafers we use will likewise be purchased from outside foundries.

Despite the divestiture of our own internal wafer fab facilities in favor of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. These departments work closely with our outside foundries on the improvement and development of process capabilities. In fiscal year 2005, we purchased wafers from eight different third-party wafer foundries and used more than 20 different manufacturing processes, including various Bipolar, High-Speed Bipolar, CMOS, and Bi-CMOS processes.

While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. In addition to using multiple foundries, we have taken other steps to reserve capacity at certain foundries in order to minimize risks associated with constrained capacity.

Our largest wafer source is a foundry in China. In fiscal year 2005, this Chinese foundry provided 59% of our total silicon requirements in terms of finished wafers purchased. During fiscal years 2005 and 2004, we agreed to consign certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into our long-term pricing arrangement with the foundry for any reserved wafers we may purchase.

Early in fiscal year 2005, we made a prepayment for wafers at our second largest wafer source, a foundry based in Germany. This foundry provided 17% our total silicon requirements in terms of finished wafers purchased in fiscal year 2005. In exchange for the prepayment, the foundry has reserved a specified level of capacity for us through calendar year 2006. We also negotiated favorable wafer pricing with this foundry for any reserved wafers purchased. Any unused capacity at the end of calendar year 2006 will either be applied to purchases made in calendar year 2007 or the corresponding portion of the prepayment will be returned. The balance of our unsecured prepaid account with this foundry is included in other current assets and other assets.

We use third-party contractors to perform assembly and test operations. A majority of our assembly and test activity is conducted by third-party contractors that are based in Malaysia, the Philippines and China. Our subsidiary, Semtech International AG, has an operations office located in the Philippines that supports and coordinates some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontrators in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment. We have a prepayment arrangement with one of our assembly and test contactors to provide us with guaranteed capacity and preferred pricing. The balance with this contractor does not have collateral backing.

In the case of both outside wafer foundries and package and test subcontractors, our arrangements with these vendors are designed to provide some assurance of capacity but are not expected to assure access to all the manufacturing capacity we may need in the future.

For further information on the location of our long-lived assets, see Note 17. “Business Segments and Concentrations of Risk”, in the Notes to Consolidated Financial Statements included in Item 8.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and the rate at which we introduce these new products to offset the generally short product life cycles. Our industry is characterized by decreasing unit selling prices over the life of a product. We believe we compete effectively based upon our ability to capitalize on efficiencies and economies of scale in production and sales, and our ability to maintain or improve our productivity and product yields to reduce manufacturing costs.

We are in direct and active competition, with respect to one or more of our product lines, with at least 30 manufacturers of varying size and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Fairchild Semiconductor and Intersil Semiconductor, all with respect to our power management products; ST Microelectronics N.V., Philips and California Micro Devices with respect to our protection products; Analog Devices and Maxim Integrated Products with respect to our test and measurement products; Silicon Laboratories and Zarlink Semiconductor with respect to our advanced communications products; and Alps Electronics and Synaptics Inc. with respect to our HID products.

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

Employees

As of January 30, 2005, we had 613 full-time employees. There were 143 employees in research and development, 110 in sales, marketing and field services, and 65 in general, administrative and finance. The remaining 295 employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions. We have never had a work stoppage and only our Mexican operation has unionized employees. Our employee relations during the last fiscal year have been, and remain, satisfactory. Competition for key design and application engineers is significant.

In fiscal year 2004, we reduced a limited amount of headcount associated with our test and measurement and power management product lines. In the third quarter of fiscal year 2005, we implemented a 34 person reduction-in-force associated with various product lines and in general and administrative and sales and marketing functions.

Government Regulations

We are required to comply, and it is our policy to comply, with numerous government regulations that are normal and customary to businesses in our industry and that operate in our markets and operating locations.

Our sales that serve the military and aerospace markets primarily consist of products from the Rectifier, Assembly, and Other Products segment that have been qualified to be sold in these markets by the U.S. Department of Defense (DOD). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by DOD personnel. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus, could adversely impact our profitability in those product lines. The U.S. State Department has determined that a small number of special assemblies from the Rectifier, Assembly, and Other Products segment are subject to the International Traffic in Arms Regulations (ITAR). We have a Technical Assistance Agreement in place that permits us to assemble these products in Mexico. Any international shipment of these products requires a State Department license. Sales of products subject to the ITAR are not material relative to the total sales of the Company.

Our facilities throughout the world are subject to various environmental laws and regulations and we believe our operations are in substantial compliance with those laws and regulations. Due to the limited nature of our manufacturing operations, the expense related to environmental compliance for our ongoing operations was immaterial for fiscal years 2005, 2004, and 2003 and has not had any material adverse effect on our capital expenditures, net income, or competitive position. New laws or regulations or changes to existing laws or regulations could subject our ongoing operations to different or additional environmental standards that could increase our cost of compliance in the future.

We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites (see Note 12 to our consolidated financial statements). During fiscal years 2005, 2004, and 2003, the expense incurred with respect to these clean up matters was not material.

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

Available Information

General information about us can be found on our website at www.semtech.com. The information on our website is for information only and should not be relied on for investment purposes. The information on or website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 2. PROPERTIES

Our headquarters is located in Camarillo, California where we own an approximately 85,000 square foot facility that was completed in 2002. The original parcel on which the headquarters is located will accommodate substantial expansion, and we purchased a vacant lot adjacent to the headquarters when it became available in fiscal year 2003. The Camarillo facility houses a very limited amount of test and probe activity, as well as inside sales, marketing and administrative offices. The Camarillo facility serves as the business headquarters for our Rectifier, Assembly and Other Products segment and all the product lines that make up the Standard Semiconductor Products segment, with the exception of our test and measurement product line that is headquartered in San Diego, California.

We own a 30,000 square foot building in Reynosa, Mexico that supports the assembly and production needs of our rectifier and assembly product lines.

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

We also lease space to house certain of our other design, sales and marketing and operations facilities in Santa Clara, California; Raleigh, North Carolina; Austin, Texas; China; England; France; Germany; Japan; Korea; the Philippines; Scotland; Switzerland; and Taiwan. Subsequent to the end of fiscal year 2005, we signed a lease on approximately 15,000 square feet of office space in San Jose and will relocate employees now working at our Santa Clara location. The cost associated with this new lease will range from $22,000 to $32,000 per month over the five year term of the agreement. The previous monthly rent expense for the Santa Clara facility was $16,000. Some space in New York City that previously housed our HID product group has been sublet and we are seeking subtenants for the remaining space.

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

On June 22, 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. The group has submitted various reports to the State for review, including the results of limited groundwater sampling. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, our share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “SMTC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the Nasdaq National Market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ending January 25, 2004:
First Quarter	$17.09	$11.45
Second Quarter	$17.94	$14.09
Third Quarter	$23.20	$14.99
Fourth Quarter	$27.14	$20.06
Fiscal year ending January 30, 2005:
First Quarter	$26.47	$20.58
Second Quarter	$25.42	$18.92
Third Quarter	$21.50	$15.94
Fourth Quarter	$22.43	$17.54

Holders

On April 8, 2005, the reported last sale price of our common stock on the Nasdaq National Market was $17.90 per share. As of April 8, 2005, we had 491 stockholders of record.

Dividends

The payment of dividends on our common stock is within the discretion of our board of directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock during the two most recent fiscal years and our board of directors has not indicated an intent to declare a cash dividend on the common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information set forth in item 12 of this Form 10-K.

Sales of Unregistered Securities

We did not make any unregistered sales of equity securities during fiscal year 2005.

Purchases of Equity

This table provides information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2005.

Issuer Purchases of Equity Securities

Calendar Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
Nov-04	—	—	—	$22.4 million
Dec-04	250,000	$21.48	250,000	$17.0 million
Jan-05	300,000	$18.75	300,000	$11.4 million
Total fourth quarter	550,000	$19.99	550,000

(1)	On February 24, 2004 the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). The 2004 Program does not have an expiration date. No publicly announced plan or program of the Company for the purchase of shares expired during the period covered by the table.
(2)	As shown in the table, all shares purchased by the Company during the fourth quarter were purchased through the 2004 Program. The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors.

ITEM 6. SELECTED FINANCIAL DATA The selected historical financial data for each of the fiscal years in the five-year period ended January 30, 2005 have been derived from our audited financial statements. Such information for the three fiscal years ended January 30, 2005 is contained in and should be read in conjunction with our management’s discussion and analysis, and audited financial statements and accompanying notes included in this Form 10-K. The fiscal year ended January 30, 2005 consisted of fifty-three weeks and all other fiscal years presented consisted of fifty-two weeks. Our past results are not necessarily indicative of our future performance.

Consolidated Statements of Income Data: (In thousands, expect earnings per share data)
	Fiscal Year Ended
	Jan. 28, 2001	Jan. 27, 2002	Jan. 26, 2003	Jan. 25, 2004	Jan. 30, 2005
Net Sales	$256,685	$191,210	$192,958	$192,079	$253,612
Cost of Sales	111,819	97,920	83,097	81,332	105,705

Gross Profit	144,866	93,290	109,861	110,747	147,907
Operating costs and expenses:
Selling, general & administrative	36,164	33,798	34,426	37,207	44,449
Product development & engineering	32,008	29,744	31,336	30,371	33,492
One-time costs	—	2,727	13,202	—	—

Total operating costs and expenses	68,172	66,269	78,964	67,578	77,941

Operating income	76,694	27,021	30,897	43,169	69,966
Interest and other income (expense), net	9,334	9,095	15,187	(451)	6,304

Income before taxes	86,028	36,116	46,084	42,718	76,270
Provision for taxes	25,808	10,113	11,903	10,252	17,382

Net income	$60,220	$26,003	$34,181	$32,466	$58,888

Earnings per share:
Basic	$0.91	$0.37	$0.47	$0.44	$0.79
Diluted	$0.79	$0.33	$0.44	$0.42	$0.75
Weighted average number of shares:
Basic	66,247	69,983	73,013	73,570	74,187
Diluted	76,527	77,747	77,789	77,504	78,124

Interest and other income (expense) for the fiscal year ended January 25, 2004 includes one-time cost of $6.8 million for the retirement of debt and $2.9 million of gain on the extinguishment of debt.

Interest and other income (expense) for the fiscal year ended January 26, 2003 includes $12.7 million of gain on the extinguishment of debt. Operating costs and expenses for the fiscal year ended January 26, 2003 include one-time costs of $13.2 million, which included $12.0 million associated with the settlement of a customer dispute, $852,000 for an expected loss on the sub-lease of our New York office and $350,000 for asset impairment at our previously operated wafer fabrication facility in Corpus Christi, Texas.

Operating costs and expenses for the fiscal year ended January 27, 2002 include one-time cost of $2.0 million associated with an approximate 200-person reduction in headcount made in the first half of the year and one-time cost of $765,000 associated with a Superfund settlement.

Consolidated Balance Sheet Data: (In thousands)
	Balances as of
	Jan. 28, 2001	Jan. 27, 2002	Jan. 26, 2003	Jan. 25, 2004	Jan. 30, 2005
Cash, cash equivalents and investments	$530,979	$543,502	$489,047	$275,477	$301,898
Working capital	530,737	402,970	420,912	216,419	221,416
Total assets	677,288	690,401	620,546	409,554	457,925
Convertible subordinated notes	400,000	364,320	241,570	—	—
Other long-term liabilities	—	—	—	—	2,410
Total stockholders’ equity	$242,357	$298,795	$341,440	$379,610	$424,366

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

As discussed in “Forward Looking and Cautionary Statements” earlier in this report, this Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements, including as a result of the risks described in the cautionary statements in the “Risk Factors” section and elsewhere in this Form 10-K, in our other filings with the SEC, and in material incorporated herein and therein by reference. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, computer graphics, personal digital assistants (PDAs), cellular phones, wireline networks, wireless base stations, set-top-boxes and automated test equipment (ATE). Products within the communications market include products for local area networks, metro and wide area networks, cellular phones and base stations. Industrial applications include ATE, medical devices and factory automation systems. Our end-customers are primarily original equipment manufacturers and their suppliers, including Apple, Agilent, Cisco, Compal Electronics, Dell, Hewlett Packard, IBM, Intel, LG Electronics, Motorola, Quanta Computer, Samsung, Siemens, Sony and Unisys.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during fiscal year 2005 were 49% of net sales. The remaining 51% of net sales were made through independent distributors.

We divide and operate our business based on two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. We do not track balance sheet items by individual reportable segments. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our power management, protection, test and measurement, advanced communications and human input device product lines. The Rectifier, Assembly and Other Products segment includes our line of assembly and rectifier devices, which are the remaining products from our founding as a supplier into the military and aerospace market. It also includes other products made up of custom integrated circuits.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For the fiscal year ended January 30, 2005, approximately 59% of our silicon in terms of finished wafers purchased were manufactured in China. Foreign sales for fiscal year 2005 constituted approximately 74% of our net sales. Approximately 90% of foreign sales in fiscal year 2005 were to customers located in the Asia-Pacific region. The remaining sales were primarily to customers in Europe, Canada, and Mexico.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. We classify our investments as “available for sale” because we expect to possibly sell some securities prior to maturity. We included any unrealized gain or loss, net of tax, in the comprehensive income portion of our Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Product design and engineering revenue is recognized during the period in which services are performed. We defer revenue recognition on shipment of products to certain customers, principally distributors, where return privileges exist until these products are sold through to end-users or the return privilege lapses. The estimated deferred gross margin on these sales, where there are no outstanding receivables, are recorded on the balance sheet under the heading of “Deferred Revenue.” We record a provision for estimated sales returns in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

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

Accounting for Income Taxes

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Unless a valuation allowance relates to benefits from stock option exercise activity, to the extent we change the valuation allowance in a period, the change is recorded through the tax provision in the statement of operations. If a valuation allowance relates to a benefit from stock option exercise activity, any adjustment to the valuation allowance would be recorded to paid-in-capital in the period of the adjustment. Management continually evaluates our deferred tax assets to assess whether it is likely that the deferred tax assets will be realized.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize probable liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes may be due. In the current period, a tax contingency reserve of $1.2 million was established to address this exposure. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material effect on our income tax provision and net income in the period or periods for which that determination is made could result.

In addition to the risks to the effective tax rate discussed above, the effective tax rate reflected in forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. On January 13, 2005 the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. Based on our current understanding of the Act, we believe that we may repatriate from $0 to approximately $38 million in dividends subject to the elective 85% dividends received deduction generating a corresponding tax provision liability between $0 and $5 million. We expect to confirm our understanding of this provision and seek the required chief executive officer and Board of Directors approval of the required domestic reinvestment plan within the timeframe the incentive is available.

Results of Operations

Fiscal Year 2005 Compared With Fiscal Year 2004

Net Sales. Net sales for fiscal year 2005 were $253.6 million, an increase of 32% over the $192.1 million for fiscal year 2004. Semiconductor and electronics industry conditions improved dramatically in the fiscal year, especially during the first half of the year. The significant increase in sales reflected both the strength of fiscal year 2005 and the general weakness that occurred during fiscal year 2004.

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

(fiscal years, in thousands)
	2005		2004		Change
End-Markets	Net Sales	% total	Net Sales	% total
Computer	$81,156	32%	$76,809	40%	6%
Communications	121,734	48%	76,046	40%	60%
Industrial/Other	50,722	20%	39,224	20%	29%

Net sales	$253,612	100%	$192,079	100%	32%

Within the computer end-market category, sales to notebook computer customers increased more than 20% during fiscal year 2005, while sales of products used in desktop computers were down about 7% and computer graphics/gaming systems were down about 21%. Sales in the communications category were most impacted by a greater than 55% increase in sales of products used in cellular handsets and a greater than 60% increase in networking and communications infrastructure applications. The increase in the industrial end-market category reflected increased sales into the automated test equipment (ATE), which was up about 12%, and a greater than 50% increase in more broad-based industrial end-market segments.

Standard Semiconductor Products represented 96% of net sales in fiscal year 2005, while 4% were represented by the Rectifier, Assembly and Other Products segment. Details on net sales by reportable segment are presented below.

(fiscal years, in thousands)
	2005		2004		Change
Reportable Segment	Net Sales	% total	Net Sales	% total
Standard Semiconductor Products	$243,202	96%	$182,522	95%	33%
Rectifier, Assembly and Other Products	10,410	4%	9,557	5%	9%

Net Sales	$253,612	100%	$192,079	100%	32%

Increased sales of Standard Semiconductor Products reflected broad-based strength, especially in portable applications such as notebook computers and cellular phones, communications infrastructure and test systems applications.

Sales of our Rectifier, Assembly and Other Products increased in fiscal year 2005 due to improved demand for these older technology products which are used in military, medical and certain industrial applications.

Gross Profit. Gross profit for fiscal year 2005 was $147.9 million, compared to $110.7 million for the prior year. This increase was due to higher absolute sales levels in fiscal year 2005 and slightly higher gross margin on products sold. We continue to try and develop new products that are more complex, which in turn generally provides for higher gross margin. These margin improvements can be offset by lower average selling prices and other factors tied to industry conditions. Our gross margin was 58% for fiscal year 2005, unchanged from fiscal year 2004.

In fiscal year 2005 and fiscal year 2004, we sold $507,000 and $1.4 million, respectively, of inventory of the Standard Semiconductor Products segment that had been written-down during the second quarter of fiscal year 2002.

Operating Costs and Expenses. Operating costs and expenses were $77.9 million for the fiscal year 2005, up from $67.6 million in fiscal year 2004. Detailed below are the operating costs and expenses for fiscal years 2005 and 2004.

(fiscal years, in thousands)
	2005		2004		Change
Operating Costs & Exp.	Costs/Exp.	% sales	Costs/Exp.	% sales
Selling, general and administrative	$44,449	18%	$37,207	19%	19%
Product development and engineering	33,492	13%	30,371	16%	10%

Total operating costs and expenses	$77,941	31%	$67,578	35%	15%

The increase in selling, general and administrative costs in fiscal year 2005 reflects higher headcount and added variable costs associated with higher sales levels. They also reflect increased legal expenses and the costs associated with compliance with new SEC regulations. The increase in product development and engineering costs, also referred to as research and development (R&D), was mostly due to higher spending related to salaries, variable compensation and increased new product development efforts. As a percentage of net sales, operating costs were lower in fiscal year 2005 compared to fiscal year 2004 due to better efficiencies as sales levels increased.

Operating Income. Operating income was $70.0 million in fiscal year 2005, up from operating income of $43.2 million in fiscal year 2004. Operating income was impacted by higher sales levels, a slight improvement in gross margin and better efficiencies on operating costs and expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

(fiscal years, in thousands)
	2005		2004		Change
Reportable Segment	Op. Income	% total	Op. Income	% total
Standard Semiconductor Products	$66,901	96%	$40,402	94%	66%
Rectifier, Assembly and Other Products	3,065	4%	2,767	6%	11%

Total operating income	$69,966	100%	$43,169	100%	62%

Operating income for the Standard Semiconductor Products increased in fiscal year 2005 due to higher sales levels and better efficiencies on operating costs and expenses. Operating income for the Rectifier, Assembly and Other Products segment improved in fiscal year 2005 due to higher sales and better manufacturing efficiencies.

Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $6.3 for fiscal year 2005, up from net expense of $451,000 in fiscal year 2004. For fiscal year 2005, a vast majority of interest and other income was interest income from investments. In fiscal year 2004, interest and other income (expense), net was made of interest income on investment, a small amount of interest expense associated with our previously outstanding convertible subordinated notes, and gain and expense on the extinguishment of debt.

The improvement in net interest and other income and expense in fiscal year 2005 was mostly due to the absence of one-time cost of $6.8 million for the retirement of debt, partially offset by $2.9 million of gain on the extinguishment of debt that occurred in fiscal year 2004.

Provision for Taxes. Provision for income taxes was $17.4 million for fiscal year 2005, compared to $10.3 million in fiscal year 2004. The effective tax rate for fiscal year 2005 and fiscal year 2004 were 23% and 24%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions.

Fiscal Year 2004 Compared With Fiscal Year 2003

Net Sales. Net sales for fiscal year 2004 were $192.1 million, a less than a 1% decline compared to $192.9 million for fiscal year 2003. Semiconductor and electronics industry conditions, as well as overall macro economic conditions, were weak during the first half of fiscal year 2004 but improved during the second half of the year.

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

(fiscal years, in thousands)
	2004		2003		Change
End-Markets	Net Sales	% total	Net Sales	% total
Computer	$76,809	40%	$94,549	49%	-19%
Communications	76,046	40%	57,887	30%	31%
Industrial/Other	39,224	20%	40,522	21%	-3%

Net sales	$192,079	100%	$192,958	100%	0%

Within the computer end-market category, sales to notebook computer customers increased during fiscal year 2004 but were more than offset by a 60% decline in sales of products used in desktop computers and computer gaming systems. Sales in the communications category were most impacted by increased sales of products used in cellular handsets. The small decline in the industrial end-market category was most impacted by a more than 10% decline in sales into the automated test equipment (ATE) market.

Standard Semiconductor Products represented 95% of net sales in fiscal year 2004, while 5% were represented by the Rectifier, Assembly and Other Products segment. Details on net sales by reportable segment are presented below.

(fiscal years, in thousands)
	2004		2003		Change
Reportable Segment	Net Sales	% total	Net Sales	% total
Standard Semiconductor Products	$182,522	95%	$183,235	95%	0%
Rectifier, Assembly and Other Products	9,557	5%	9,723	5%	-2%

Net Sales	$192,079	100%	$192,958	100%	0%

Increased sales of Standard Semiconductor Products reflected strength in portable applications such as notebook computers and cellular phones but was partially offset by weakness in desktop computers and computer gaming systems. Strength in these end-applications was partially offset by weakness in the desktop computer, ATE and other capital intensive end-market segments.

Sales of our Rectifier, Assembly and Other Products segment decreased in fiscal year 2004 due to declining demand for these older technology products and other non-strategic product offerings, which we have de-emphasized due to their lower growth and profit margin opportunities.

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

In fiscal year 2004 and fiscal year 2003, we sold $1.4 million and $1.3 million, respectively, of inventory of the Standard Semiconductor Products segment that had been written-down during the second quarter of fiscal year 2002.

Operating Costs and Expenses. Operating costs and expenses were $67.6 million for the fiscal year 2004, down from $79.0 million in fiscal year 2003. Detailed below are the operating costs and expenses for fiscal years 2004 and 2003.

(fiscal years, in thousands)
	2004		2003		Change
Operating Costs & Exp.	Costs/Exp.	% sales	Costs/Exp.	% sales
Selling, general and administrative	$37,207	19%	$34,426	18%	8%
Product development and engineering	30,371	16%	31,336	16%	-3%
One-time costs	—	0%	13,202	7%	-100%

Total operating costs and expenses	$67,578	35%	$78,964	41%	-14%

The increase in selling, general and administrative costs in fiscal year 2004 reflects added headcount in the area of marketing and field applications support. The decline in product development and engineering costs, also referred to as research and development (R&D), was mostly due to lower spending not related to salaries and headcount levels.

Operating costs and expenses for fiscal year 2003 include one-time costs of $13.2 million; which included $12.0 million associated with the Standard Semiconductor Products segment for the settlement of a customer dispute, $852,000 not assigned to a reportable segment for an expected loss on the future sub-lease of our New York office and $350,000 not assigned to a reportable segment for asset impairment at the Corpus Christi, Texas wafer fabrication facility.

Operating Income. Operating income was $43.2 million in fiscal year 2004, up from operating income of $30.9 million in fiscal year 2003. Operating income was impacted by improvement in gross margin and lower operating costs and expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

(fiscal years, in thousands)
	2004		2003		Change
Reportable Segment	Op. Income	% total	Op. Income	% total
Standard Semiconductor Products	$40,402	94%	$29,927	97%	35%
Rectifier, Assembly and Other Products	2,767	6%	2,172	7%	27%
One-time costs	—	0%	(1,202)	-4%	-100%

Total operating income	$43,169	100%	$30,897	100%	40%

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

Selected Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited consolidated statements of income data for each of the eight quarterly periods ended January 30, 2005, as well as that data expressed as a percentage of our net sales for the quarters presented. Per our fiscal calendar, fiscal year 2005 was a fifty-three week year, with the third quarter ending October 31, 2004 being a fourteen week quarter. All other quarters presented consisted of thirteen weeks.

You should read this selected quarterly financial data in conjunction with our consolidated financial statements and related notes appearing in this Form 10-K. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, and, in the opinion of our management, it reflects all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

	Quarters Ended
	Apr. 27, 2003	July 27, 2003	Oct. 26, 2003	Jan. 25, 2004	Apr. 25, 2004	July 25, 2004	Oct. 31, 2004	Jan. 30, 2005
Net Sales	$44,017	$44,569	$48,112	$55,381	$61,893	$68,305	$64,987	$58,427
Cost of Sales	19,160	19,039	20,230	22,903	25,111	27,470	27,767	25,357

Gross Profit	24,857	25,530	27,882	32,478	36,782	40,835	37,220	33,070
Operating costs and expenses:
Selling, general & administrative	8,946	9,228	9,271	9,762	10,341	11,323	11,438	11,347
Product development & engineering	7,825	7,477	7,533	7,536	7,907	8,435	8,826	8,324
One-time costs	—	—	—	—	—	—	—	—

Total operating costs and expenses	16,771	16,705	16,804	17,298	18,248	19,758	20,264	19,671

Operating income	8,086	8,825	11,078	15,180	18,534	21,077	16,956	13,399
Interest and other income (expense), net	2,792	(5,651)	1,103	1,305	894	1,288	2,142	1,980
Income before taxes	10,878	3,174	12,181	16,485	19,428	22,365	19,098	15,379
Provision for taxes	2,611	762	2,923	3,956	4,663	4,946	4,503	3,270

Net income	$8,267	$2,412	$9,258	$12,529	$14,765	$17,419	$14,595	$12,109

Earnings per share:
Basic	$0.11	$0.03	$0.13	$0.17	$0.20	$0.23	$0.20	$0.16

Diluted	$0.11	$0.03	$0.12	$0.16	$0.19	$0.22	$0.19	$0.16

Weighted average number of shares:
Basic	73,236	73,411	73,704	73,941	74,226	74,452	74,000	74,067
Diluted	76,522	76,985	77,902	78,736	78,819	78,658	77,486	77,758

	Apr. 27, 2003	July 27, 2003	Oct. 26, 2003	Jan. 25, 2004	Apr. 25, 2004	July 25, 2004	Oct. 31, 2004	Jan. 30, 2005
Net Sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of Sales	44%	43%	42%	41%	41%	40%	43%	43%

Gross Profit	56%	57%	58%	59%	59%	60%	57%	57%
Operating costs and expenses:
Selling, general & administrative	20%	21%	19%	18%	17%	17%	18%	19%
Product development & engineering	18%	17%	16%	14%	13%	12%	14%	14%

Total operating costs and expenses	38%	37%	35%	31%	29%	29%	31%	34%

Operating income	18%	20%	23%	27%	30%	31%	26%	23%
Interest and other income (expense), net	6%	-13%	2%	2%	1%	2%	3%	3%
Income before taxes	25%	7%	25%	30%	31%	33%	29%	26%
Provision for taxes	6%	2%	6%	7%	8%	7%	7%	6%

Net income	19%	5%	19%	23%	24%	26%	22%	21%

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance or additional financial information. As such, there are no separately identifiable segment assets and liabilities.

On February 14, 2000, we completed a private offering of $400.0 million principal amount of 4 1/2% convertible subordinated notes. The notes were due in 2007 and were callable beginning in February of 2003. Through an ongoing buyback program, we had bought back and retired a portion of the convertible subordinated notes in open market transactions. On July 18, 2003, we called the remaining $165.0 million outstanding balance of the convertible subordinated notes.

As of January 30, 2005, we had working capital of $221.4 million, compared with $217.1 million as of January 25, 2004 and $420.9 million as of January 26, 2003. The ratio of current assets to current liabilities as of January 30, 2005 was 8.6 to 1, compared to 8.5 to 1 as of January 25, 2004 and 12.2 to 1 as of January 26, 2003. The small increase in working capital as of January 30, 2005 compared to the prior year was mostly the result of a modest $4.5 million increase in current assets, only slightly offset by a $155,000 increase in current liabilities. The decrease in working capital as of January 25, 2004 compared to January 26, 2003 most reflected a decline in cash and cash equivalents and temporary investments that were used to retire $241.6 million of long-term debt during fiscal year 2004.

Cash provided by operating activities was $70.1 million for fiscal year 2005, compared to $35.8 million for fiscal year 2004 and $62.6 million for fiscal year 2003. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $9.8 million, $9.0 million and $9.6 million in fiscal years 2005, 2004 and 2003, respectively.

Net operating cash flows in fiscal year 2005 were positively impacted by net income of $58.9 million, a $13.3 million tax benefit from stock option exercises, a decline of $5.8 million in income taxes refundable, a decline of $2.4 million in other liabilities and other smaller items. These positive operating cash flow items were only partially offset by a $15.0 million increase in other assets, a $5.2 million decline in accrued liabilities and smaller increases in receivables and inventories. Net operating cash flows in fiscal year 2004 were most positively impacted by net income of $32.5 million and by a decline in deferred income taxes, loss on extinguishment of debt, increase in accounts payable, tax benefit from stock option exercises and declines in other assets. These were partially offset by increases in receivables, inventories, income taxes refundable, other assets, and declines in accrued liabilities, income taxes payable and other liabilities. Net operating cash flows in fiscal year 2003 were positively impacted by net income of $34.2 million and by a decrease in inventories and receivables, increases in accrued liabilities, tax benefit from stock option exercises, income taxes payable, loss on the disposition of property, plant and equipment and other assets. These were partially offset by increases in gains on repurchase of long-term debt, accounts payable, deferred revenue and other liabilities.

Investing activities used $58.4 million in fiscal year 2005 compared to net cash provided by investing activities of $164.2 million in fiscal year 2004 and $132.9 million provided in fiscal year 2003. Investing activities for all three periods consist of changes in temporary investments and long-term investments, and cash used for capital expenditures. For fiscal years 2005 and 2004, investing activity included small amounts provided by the sale of property, plant and equipment.

Our financing activities used $25.8 million during fiscal year 2005, $241.0 million in the fiscal year 2004 and $105.0 million during fiscal year 2003. Financing activities in fiscal year 2005 reflect the proceeds from stock option exercises and reissuance of treasury stock, which were more than offset by $38.6 million of cash used to repurchase common stock. Financing activities in fiscal year 2004 reflect the proceeds from stock option exercises, which were more than offset by $241.6 million of cash used to retire long-term debt and $7.0 million to repurchase common stock. Financing activities in fiscal year 2003 reflect the proceeds from stock option exercises, which were more than offset by $107.6 million of cash used to repurchase long-term debt and $9.1 million of cash used to repurchase common stock.

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

A portion of our capital resources, and the related liquidity they represent, are held by our foreign subsidiaries. If we needed these funds for investment in domestic operations, any repatriation could have negative tax implications.

Purchases of new capital equipment were made to expand our test capacity and support other engineering functions, including product design and qualification. These purchases were funded from our operating cash flows and cash reserves.

We believe that operating cash flows together with cash reserves are sufficient to fund operations and capital expenditures for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, financial condition, changes in financial condition, revenues or expenses, results of operations, and other relationships with unconsolidated subsidiaries or affiliated entities that are reasonably likely to affect our liquidity, capital expenditures or capital resources. We do not have any unconsolidated subsidiaries or affiliated entities. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements. Noted below under “Contractual Obligations” are various commitments we have associated with our business such as lease commitments, open purchase obligations and other items, that are not recorded as liabilities on our balance sheet, since we have not yet received the related goods or services as of January 30, 2005.

Contractual Obligations

Presented below is a summary of our contractual obligations as of January 30, 2005.

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$—	$—	$—	$—	$—
Operating leases	2,244	3,021	2,376	1,415	9,056
Open capital purchase commitments	4,578	—	—	—	4,578
Other open purchase commitments	20,386	—	—	—	20,386
Other long-term liabilities	—	—	—	2,410	2,410

Total contractual cash obligations	$27,208	$3,021	$2,376	$3,825	$36,430

As of January 30, 2005, we had approximately $9.1 million in operating lease commitments that extend over an eight-year period. The portion of these operating lease payments due during fiscal year fiscal 2006 is approximately $2.2 million.

Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 30, 2005, as we have not yet received the related goods or taken title to the property.

Late in fiscal year 2004, we established a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. We match a portion of the employee’s deferral, with the match subject to a vesting period. Compensation expense under this plan totaled $161,000 in fiscal year 2005. Our liability for deferred compensation totaled $2.4 million as of January 30, 2005, and is included in other long-term liabilities in the table above.

We have purchased whole life insurance on the lives of certain of the deferred compensation plan participants. This company-owned life insurance is held in a grantor trust and is intended to cover a majority of our costs of the deferred compensation plan. The cash surrender value of our company-owned life insurance was $2.2 million as of January 30, 2005, and is included in other assets.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2004. The adoption of this pronouncement is not expected to have a material effect on our financial condition, the results of operations or liquidity.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure under this provision is no longer an alternative.

The provisions of this statement are scheduled to become effective for fiscal years beginning after June 15, 2005. Assuming this new standard is implemented as scheduled, we plan to adopt this in the first quarter of fiscal year 2007 that ends on April 30, 2006. We are currently evaluating the two methods of adoption allowed by SFAS No. 123(R): the modified-prospective transition method and the modified-retrospective transition method. The exact impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had we adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in Note 1, under the heading “Stock-Based Compensation” in our Notes to Financial Statements included elsewhere in this Form 10-K.

RISK FACTORS

You should carefully consider and evaluate all of the information in this Form 10-K, including the risk factors listed below. The risks described below are not the only ones facing our Company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

As discussed in “Forward Looking and Cautionary Statements” earlier in this report, this Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements, including as a result of the risks described in the cautionary statements in this “Risk Factors” section and elsewhere in this Form 10-K, in our other filings with the SEC, and in material incorporated herein and therein by reference. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Economic decline may have adverse consequences for our business

We sell our products into several commercial markets, primarily the computer, communication and industrial end-markets, whose performance is tied to the overall economy. Many of these industries were severely impacted in calendar years 2001 and 2002 due to an economic slowdown in the United States and globally. Our business during these periods reflected the weak economic conditions. Market research analysts have claimed that historically the semiconductor industry is impacted by broad economic factors, such as United States’ gross domestic product (GDP) and worldwide oil prices.

If economic conditions were to once again worsen or a wider global slowdown were to occur, demand for our products may be reduced. In addition, economic slowdowns may also affect our customers’ ability to pay for our products. Accordingly, economic slowdowns may harm our business.

The cyclical nature of the electronics and semiconductor industries may limit our ability to maintain or increase revenue and profit levels during industry downturns

The semiconductor industry is highly cyclical and has experienced significant downturns, which are characterized by reduced product demand, production overcapacity, increased levels of inventory, industry-wide fluctuations in the demand for semiconductors and the significant erosion of average selling prices. The occurrence of these conditions has adversely affected our business in the past. In fiscal year 2002, our net sales declined by 26% compared to the prior year as a result of a dramatic slowdown in the industry. Past downturns in the semiconductor industry have resulted in a sudden impact on the semiconductor and capital equipment markets. Consequently, any future downturns in the semiconductor industry may harm our business.

We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Fairchild Semiconductor and Intersil Semiconductor, with respect to our power management products; ST Microelectronics N.V. and California Micro Devices, with respect to our protection products; Analog Devices and Maxim Integrated Products, with respect to our test and measurement products; Zarlink Semiconductor and Silicon Laboratories, with respect to our advanced communications products; and Alps Electric and Synaptics Inc., with respect to our HID products. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

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

A majority of our net sales are into larger, vertical end-market applications. Fluctuations and seasonality and economic downturns in any of our end-markets may have adverse consequences for our business

A majority of our net sales are into larger, vertical end-market applications such as notebook computers, desktop computers and cellular phones. Vertical end-market applications tend to be highly cyclical over time and highly competitive given the significant unit opportunities they represent. Horizontal markets tend to be less cyclical, but unit volume opportunities are much lower. We consider the industrial market to be a horizontal end-market, because it is much more broad-based and comprised on many non-standardized end-applications.

Many of our products are used in personal computers and related peripherals. For fiscal year 2005, we estimate 32% of our sales were used in computer applications, including 21% tied to notebook computers. Industry-wide fluctuations in demand for desktop and notebook computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

For fiscal year 2005, shipment of our products to the ATE customers represented approximately 10% of our net sales. Products sold into the ATE tend to have above corporate average gross margins. Consequently, downturns in the ATE market and declines in the sales of our products used in ATE systems may adversely affect our business.

Since the middle of fiscal year 2004, we saw demand from cellular phone manufacturers increase, and we estimate 32% of our sales in fiscal year 2005 were tied to this end-market application. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, could adversely affect our business.

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

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. For fiscal year 2005, approximately 59% of our silicon in terms of finished wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2004, approximately 62% of our silicon in terms of finished wafers was supplied by this third-party foundry in China. While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

Our products may be found to be defective, product liability claims may be asserted against us and we may not have sufficient liability insurance

One or more of our products may be found to be defective after shipment, requiring a product replacement, recall, or a software solution that would cure the defect but impede performance of the product. We may also be subject to product returns which could impose substantial costs and harm our business.

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

Our share price could be subject to extreme price fluctuations, and shareholders could have difficulty trading shares

The market for the stock of high technology companies has been volatile, and the market price of our common stock has been and may continue to be subject to significant fluctuations. Fluctuations could be in response to items such as operating results, announcements of technological innovations, or market conditions for technology stocks in general. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the price of our common stock.

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

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 74% of net sales in the fiscal year ended January 30, 2005. Sales to our customers located in Taiwan and Korea constituted 25% and 28%, respectively, of net sales for fiscal year 2005. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

The outbreak of severe acute respiratory syndrome (SARS) or other heath related issues, could impact our customer or supply base, especially in Asia

A large percentage of our sales are to customers located in Asia and a large percentage of our products are manufactured in Asia. Our largest customer base in Asia is located in Taiwan. Our largest wafer source is located in China. SARS or other health related issues could have a negative impact on consumer demand, on travel needed to secure new business or manage our operations, on transportation of our products from our suppliers or to our customers, or on workers needed to manufacture our products or our customers’ products.

Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non U.S. dollar-denominated currencies are principally the Euro, Swiss Francs, and British Pounds Sterling. We also have a significant number of employees that are paid in foreign currency, the largest being United Kingdom-based employees who are paid in British Pounds Sterling.

If the value of the United States dollar continues to weaken relative to these specific currencies, as it has done in recent years, the cost of doing business in terms of United States dollars goes up. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances, could harm our business.

We do a limited amount of hedging of our foreign exchange exposure. In a limited number of cases, we have purchased forward contracts that lock in our right to purchase foreign currencies at an agreed upon rate. In other cases, we convert United Sates dollars into foreign currency in advance of the expected payment. The use of forward contracts to hedge foreign exchange exposure may be required to be marked-to-market each quarter and can create volatility in net income not directly tied to our operating results.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

The identity of our largest customers has varied from year to year. Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. We had several end-customers in fiscal year 2005 that on an annual basis accounted for more than 5% of net sales, but less than 10% of net sales. The last time we had an end-customer that accounted for more than 10% of net sales on an annual basis was in fiscal year 2002, when one of our ATE end-customers, including its subcontractors, accounted for approximately 13% of net sales.

Several of our authorized distributors have regularly accounted for more than 10% of net sales on an annual basis. Depending on the authorized distributor and their strategic focus, they can support anywhere from a few end-customers to many end-customers. For fiscal year 2005, two of our Asian distributors accounted for approximately 11% and 10%, respectively, of net sales. As of the end of fiscal year 2005, one of these Asian distributors accounted for approximately 12% of net accounts receivable. Sales to our customers are generally made on open account, subject to credit limits we may impose, and the receivables are subject to the risk of being uncollectible.

We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term supply contracts. The loss of any significant customer, any material reduction in orders by any of our significant customers, the cancellation of a significant customer order or the cancellation or delay of a customer’s significant program or product could harm our business.

Most of our authorized distributors, who represent nearly half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable

In fiscal year 2005, authorized distributors accounted for approximately 51% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2005, our two largest distributors were based in Asia.

The termination of any distributor could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product they hold as the distributor. Since many distributors simply resell finished products, they generally operate on very thin profit margins. If a distributor were to terminate their agreement with us or go out of business, our unsecured accounts receivable from them are subject to collection risk.

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

The loss of any of our key personnel or the failure to attract or retain the specialized technical and management personnel could impair our ability to grow our business

Our future success depends upon our ability to attract and retain highly qualified technical, marketing and managerial personnel. We are dependent on a relatively small group of key technical personnel with analog and mixed-signal expertise. Personnel with highly skilled managerial capabilities, and analog and mixed-signal design expertise, are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel in the future. If we are unable to retain the services of key employees or are unsuccessful in attracting new highly qualified employees, our business could be harmed.

We are subject to government regulations and other standards that impose operational and reporting requirements

We and our suppliers are subject to a variety of United States federal, foreign, state and local governmental laws, rules and regulations, including those related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals. If we or our suppliers were to incur substantial additional expenses to acquire equipment or otherwise comply with environmental regulations, product costs could significantly increase, thus harming our business. We are also subject to laws, rules, and regulations related to export licensing and customs requirements, including the North American Free Trade Agreement and State Department and Commerce Department rules.

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

Earthquakes or other natural disasters may cause us significant losses

Our corporate headquarters, a portion of our assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We do not maintain earthquake insurance and could be harmed in the event of a major earthquake. We generally do not maintain flood coverage, including in our Asian locations were we have certain operations support and sales offices. Such flood coverage has become very expensive; as a result the Company has elected not to purchase this coverage. Our business could be harmed if natural disasters interfere with production of wafers by our suppliers, assembly and testing of products by our subcontractors, or our distribution network. We maintain some business interruption insurance to help reduce the effect of such business interruptions, but we are not fully insured against such risks. Likewise, our business could be adversely impacted if a natural disaster were to shut down or significantly curtail production at one or more of our end customers. Any such loss of revenue due to a slowdown or cessation of end customer demand is uninsured.

Terrorist attacks, war and other acts of violence may negatively affect our operations and your investment

Terrorist attacks, such as the attacks that took place on September 11, 2001, wars, such as the war in Iraq, and other acts of violence, such as those that may result from the increasing tension in the Middle East and the Korean peninsula, or any other national or international crisis, calamity or emergency, may result in interruption to the business activities of many entities, business losses and overall disruption of the U.S. economy at many levels. These events may directly impact our physical facilities or those of our customers and suppliers. Additionally, these events or armed conflicts may cause some of our customers or potential customers to reduce the level of expenditures on their services and products that ultimately may reduce our revenue. The consequences of these reductions are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. For example, as a result of these events, insurance premiums for businesses may increase and the scope of coverage may be decreased. Consequently, we may not be able to obtain adequate insurance coverage for our business and properties. A “high” or “Orange” or “severe” or “Red” threat condition announced by the Homeland Security Advisory System or similar agency and any consequent effect on the transportation industry may adversely affect our ability to timely import materials from our suppliers located outside the United States or impact our ability to deliver our products to our customers without incurring significant delays. To the extent that these disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market our services and products, our business and results of operations could be harmed.

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

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Due to the number of competitors, intellectual property infringement is an ongoing risk since other companies in our industry could have intellectual property rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management’s resources. If one of our products is found to infringe, we may have liability for past infringement and may need to seek a license going forward. If a license is not available or if we are unable to obtain a license on terms acceptable to us, we would either have to change our product so that it does not infringe or stop making the product.

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

We are subject to review by taxing authorities, including the Internal Revenue Service

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (IRS). In fiscal year 2005, the IRS completed a routine review of our 1995 through 2001 tax filings. The final audit adjustments did not have a material impact on our financial statements. However, future audits by taxing authorities could impact us.

Changes in stock option accounting rules will impact our reported operating results prepared in accordance with generally accepted accounting principles, and may impact our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

On October 13, 2004, the FASB concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005 the Securities and Exchange Commission amended the compliance date for this new standard to be the next fiscal year that begins after June 15, 2005. We could adopt the new standard in one of two ways – the modified prospective transition method or the modified retrospective transition method.

Assuming this new standard is implemented as scheduled, we will adopt this new standard in the first quarter of fiscal year 2007. Should this proposed statement be finalized and implemented, it could have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 1 of the Notes to the consolidated financial statements). This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business and stock price.

We recently completed the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of internal controls over financial reporting and an annual report by our independent registered public accounting firm addressing the assessment.

We also will be required to satisfy these requirements in future years. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to a variety of market risks, such as the foreign exchange and interest rate risks that are detailed below. Many of the factors that can impact on our market risk are external to the company, and so we are unable to fully predict them.

Foreign Currency Risk

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates and we could experience currency gains or losses. Because of the relatively small size of each individual currency exposure, we generally do not use forward contracts to mitigate foreign currency exposures. Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results.

Certain of our assets, including certain bank accounts and accounts receivable, exist in non U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non U.S. dollar-denominated currencies are principally the Euro, Swiss Francs and British Pounds Sterling. Additionally, certain of our current and long-term liabilities are denominated principally in British Pounds Sterling currency, which is also sensitive to foreign currency exchange rate fluctuations.

Substantially all of our foreign sales, which amounted to $187.7 million in fiscal year 2005, are denominated in United States dollars. Currency exchange fluctuations in countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

For the fiscal year ended January 30, 2005, we had approximately $9.6 million of expenses that were settled in British Pound Sterling. For this same period, we had approximately $1.4 million of expenses that were settled in Swiss Francs and $1.3 million of expenses that were settled in Euros. Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar in fiscal year 2005, our costs would have increased approximately $960,000 related to expenses settled in British Pound Sterling, approximately $140,000 related to expenses settled in Swiss Francs and $130,000 related to expenses settled in Euros.

As of the end of fiscal year 2005, we held as part of cash and cash equivalents $3.1 million of British Pound Sterling and $913,000 of Swiss Francs. If rates of these foreign currencies were to move higher or lower by some percentage, it would have equal effect on the relative U.S. dollar value of the balances we hold.

In fiscal year 2004, we entered into a forward contract to purchase 2.8 million Swiss Francs in fiscal year 2005 in exchange for $2.0 million. The forward contract was entered into as a partial hedge against future tax payments in Swiss Francs and shortly after maturity was used to help settle such tax liabilities.

Interest Rate and Market Risk

As of January 30, 2005, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of January 30, 2005, we had $82.2 million of cash and cash equivalents and $219.7 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $6.3 million in fiscal year 2005. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. As of January 30, 2005, we estimate that our pool of investments had an effective duration of .97, which implies that a 1% increase in the prevailing interest rate could result in approximately $2.1 million of additional unrealized loss on our investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that as of January 30, 2005 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our management’s assessment of our internal control over financial reporting as of January 30, 2005. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Semtech Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Semtech Corporation maintained effective internal control over financial reporting as of January 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Semtech Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Semtech Corporation maintained effective internal control over financial reporting as of January 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Semtech Corporation maintained, in all material respects, effective internal control over financial reporting as of January 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semtech Corporation (and subsidiaries) as of January 30, 2005 and January 25, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 30, 2005 of Semtech Corporation and our report dated April 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Woodland Hills, California

April 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of Semtech Corporation

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware corporation) and subsidiaries as of January 30, 2005 and January 25, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation at January 30, 2005 and January 25, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Semtech Corporation’s internal control over financial reporting as of January 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Woodland Hills, California

April 1, 2005

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE YEARS ENDED JANUARY 30, 2005

(In thousands, except earnings per share data)

	2005	2004	2003
NET SALES	$253,612	$192,079	$192,958
Cost of sales	105,705	81,332	83,097

Gross profit	147,907	110,747	109,861

Operating costs and expenses:
Selling, general and administrative	44,449	37,207	34,426
Product development and engineering	33,492	30,371	31,336
One-time costs	—	—	13,202

Total operating costs and expenses	77,941	67,578	78,964

Operating income	69,966	43,169	30,897

Interest expense	(17)	(4,162)	(15,125)
Interest and other income	6,321	3,711	30,312

Income before taxes	76,270	42,718	46,084
Provision for taxes	17,382	10,252	11,903

NET INCOME	$58,888	$32,466	$34,181

Earnings per share -
Basic	$0.79	$0.44	$0.47
Diluted	$0.75	$0.42	$0.44

Weighted average number of shares -
Basic	74,187	73,570	73,013
Diluted	78,124	77,504	77,789

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 30, 2005 AND JANUARY 25, 2004

(In thousands, except share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$82,154	$96,314
Temporary investments	108,167	93,044
Receivables, less allowances of $512 in 2005 and $656 in 2004	22,098	20,362
Inventories	24,734	22,166
Income taxes refundable	—	5,795
Deferred income taxes	7,255	5,212
Other current assets	6,026	3,062

Total current assets	250,434	245,955
Property, plant and equipment, net	55,674	49,579
Investments, maturities in excess of 1 year	111,577	86,119
Deferred income taxes	26,916	26,633
Other assets	13,324	1,268

TOTAL ASSETS	$457,925	$409,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,504	$8,554
Accrued liabilities	11,697	16,894
Income taxes payable	3,495	1,699
Deferred revenue	2,879	1,689
Deferred income taxes	1,443	673
Other current liabilities	—	27

Total current liabilities	29,018	29,536
Deferred income taxes	2,131	408
Other long-term liabilities	2,410	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 authorized 75,605,005 issued and 73,845,130 outstanding in 2005 and 74,125,684 issued and outstanding in 2004	758	742
Treasury stock, 1,759,875 at cost in 2005	(35,060)	—
Additional paid-in capital	214,573	189,945
Retained earnings	245,037	188,321
Accumulated other comprehensive income (loss)	(942)	602

Total Stockholders’ equity	424,366	379,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$457,925	$409,554

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

THREE YEARS ENDED JANUARY 30, 2005

(In thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 27, 2002	72,148,573	$722	$162,856	$131,459	$—	$3,758	$298,795

Comprehensive income:
Net income	—	—	—	34,181	—	—	34,181
Change in unrealized gains/loss on investments, net of taxes	—	—	—	—	—	(2,388)	(2,388)
Translation adjustment	—	—	—	—	—	238	238

Comprehensive income	—	—	—	—	—	—	32,031
Treasury stock repurchase	(841,200)	—	—	—	(9,072)	—	(9,072)
Exercise of stock options	1,858,041	18	11,660	—	—	—	11,678
Tax benefit from exercised stock options	—	—	8,008	—	—	—	8,008

Balance at January 26, 2003	73,165,414	$740	$182,524	$165,640	$(9,072)	$1,608	$341,440

Comprehensive income:
Net income	—	—	—	32,466	—	—	32,466
Change in unrealized gains/loss on investments, net of taxes	—	—	—	—	—	(1,276)	(1,276)
Translation adjustment	—	—	—	—	—	270	270

Comprehensive income	—	—	—	—	—	—	31,460
Treasury stock repurchase	(350,000)	—	—	—	(7,038)	—	(7,038)
Treasury stock reissued	971,200	1	—	(9,785)	16,110	—	6,326
Exercise of stock options	339,070	1	1,346	—	—	—	1,347
Tax benefit from exercised stock options	—	—	6,075	—	—	—	6,075

Balance at January 25, 2004	74,125,684	$742	$189,945	$188,321	$—	$602	$379,610

Comprehensive income:
Net income	—	—	—	58,888	—	—	58,888
Change in unrealized gains/loss on investments, net of taxes	—	—	—	—	—	(1,500)	(1,500)
Translation adjustment	—	—	—	—	—	(44)	(44)

Comprehensive income	—	—	—	—	—	—	57,344
Treasury stock repurchase	(1,915,700)	—	—	—	(38,589)	—	(38,589)
Treasury stock reissued	155,825	2	—	(2,172)	3,529	—	1,359
Exercise of stock options	1,479,321	14	11,368	—	—	—	11,382
Tax benefit from exercised stock options	—	—	13,260	—	—	—	13,260

Balance at January 30, 2005	73,845,130	$758	$214,573	$245,037	$(35,060)	$(942)	$424,366

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE YEARS ENDED JANUARY 30, 2005

	2005	2004	2003
Cash flows from operating activities:
Net Income	$58,888	$32,466	$34,181
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,790	9,000	9,581
Deferred income taxes	167	8,110	571

Loss (gain) on disposition of property, plant and equipment	362	(41)	557
Loss (gain) on extinguishment of debt	—	3,909	(12,718)
Provision (reduction) for doubtful accounts	(144)	118	29
Tax benefit of stock option exercises	13,260	6,075	8,008
Changes in assets and liabilities:
Receivables	(1,592)	(2,804)	1,476
Inventories	(2,568)	(5,815)	6,377
Income taxes refundable	5,795	(5,795)	2,019
Other assets	(14,953)	(756)	2,298
Accounts payable	950	2,829	(1,616)
Accrued liabilities	(5,197)	(9,702)	9,751
Deferred revenue	1,190	106	(353)
Income taxes payable	1,796	(1,894)	2,494
Other liabilities	2,383	(13)	(26)

Net cash provided by operations	70,127	35,793	62,629

Cash flows from investing activities:
Purchase of available-for-sale investments	(183,265)	(224,600)	(336,743)
Proceeds from sales and maturities of available-for-sale investments	141,185	396,167	479,551
Proceeds from sale of property, plant and equipment	208	102	—
Purchases of property, plant and equipment	(16,523)	(7,495)	(9,914)

Net cash provided by (used in) investing activities	(58,395)	164,174	132,894

Cash flows from financing activities:
Exercise of stock options	11,382	1,347	11,678
Repurchase of treasury stock	(38,589)	(7,038)	(9,072)
Reissuance of treasury stock	1,359	6,326	—
Repurchase of convertible subordinated notes	—	(72,356)	(107,626)
Retirement of convertible subordinated notes	—	(169,243)	—

Net cash used in financing activities	(25,848)	(240,964)	(105,020)
Effect of exchange rate changes on cash and cash equivalents	(44)	270	238

Net increase (decrease) in cash and cash equivalents	(14,160)	(40,727)	90,741
Cash and cash equivalents at beginning of period	96,314	137,041	46,300

Cash and cash equivalents at end of period	$82,154	$96,314	$137,041

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Semtech Corporation and its directly and indirectly wholly-owned subsidiaries (Semtech International AG, Semtech Corpus Christi Corporation, Semtech Corpus Christi SA de CV, Semtech Limited, Semtech Germany GmbH, Semtech France SARL, Semtech Switzerland GmbH, Semtech San Diego Corporation and Semtech New York Corporation, together, the Company) is a supplier of analog and mixed-signal semiconductors. The Company designs, manufacturers and markets a wide range of products for commercial applications, the majority of which are sold into the communications, industrial and computer markets. The end-customers for the Company’s products are primarily original equipment manufacturers, or OEMs, that produce and sell electronics. The Company’s primary facilities are in Camarillo, Santa Clara and San Diego, California; St. Gallen, Switzerland; Reynosa, Mexico; and Glasgow and Southampton, United Kingdom.

Fiscal Year

The Company reports results on the basis of fifty-two and fifty-three week periods. The Company’s fiscal year ends on the last Sunday of January. The fiscal year ended January 30, 2005 consisted of fifty-three weeks and the fiscal years ended January 25, 2004 and January 26, 2003 each consisted of fifty-two weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Semtech Corporation and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. The Company has small amounts of restricted cash that are pledged or subject to withdrawal restrictions; these amounts are not material to cash and cash equivalents balances. The Company accounts for its investments, which are all available for sale securities, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Securities.” Investments consist of government and corporate obligations. The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and the amount invested with any one issuer. These investments, especially corporate obligations, are subject to default risk.

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. If the Company becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, it records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial condition of the Company’s customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.

Inventories

Inventories are stated at lower of cost or market and consist of materials, labor and overhead. The Company determines the cost of inventory by the first-in, first-out method. At each balance sheet date, the Company evaluates the ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives: buildings for either thirty or thirty-nine years; leasehold improvements for the lesser of estimated useful life or lease term; machinery and equipment for two to six years; and furniture and office equipment for three to seven years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations. Depreciation expense was $9.8 million, $8.8 million and $9.3 million in fiscal years 2005, 2004 and 2003, respectively.

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

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life, or a ratio of current revenues to total anticipated revenues, generally three years. Fully amortized software costs are removed from the financial records. As of January 30, 2005 and January 25, 2004, $39,000 and $75,000, respectively, of net capitalized software costs are included in “Other assets” in the accompanying consolidated balance sheets. Amortization expense of capitalized software costs totaled $36,000, $171,000 and $255,000 in fiscal years 2005, 2004 and 2003, respectively, and are included in “Cost of Sales” in the accompanying consolidated statements of income.

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Balance Sheets.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

Unless a valuation allowance relates to benefits from stock option exercise activity, to the extent we change the valuation allowance in a period, the change is recorded through the tax provision in the statement of operations. If a valuation allowance relates to a benefit from stock option exercise activity, any adjustment to the valuation allowance would be recorded to paid-in-capital in the period of the adjustment.

As a result of historical tax deductions associated with stock option exercise activity, the Company has generated substantial U.S. net operating loss carryforwards. The size of the deferred tax assets attributable to Federal NOL’s and credit carryforwards, compared to the projected levels of Federal taxable income, has elevated the Company’s concern regarding the ability to fully utilize these deferred tax assets prior to expiration. Accordingly, the Company has provided for a valuation allowance to address these concerns. As of January 30, 2005 and January 25, 2004, $30.1 million and $32.7 million, respectively, of valuation reserves have been established. Management continually evaluates our deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. If management ever determined that a deferred tax asset was not likely to be realized, a write-down of that asset would be required.

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

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Product design and engineering revenue is recognized during the period in which services are performed. The Company defers revenue recognition on shipment of products to certain customers, principally distributors, where return privileges exist until these products are sold through to end-users or the return privilege lapses. The estimated deferred gross margin on these sales, where there are no outstanding receivable, are recorded on the balance sheet under the heading of “Deferred Revenue.” The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from the estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

Cost of Sales

Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.

Sales and Marketing

We expense our sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $441,000, $496,000 and $440,000 for fiscal years 2005, 2004 and 2003, respectively.

Product Development and Engineering

Product development and engineering costs are charged to expense as incurred.

Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in fiscal years 2005, 2004 and 2003 were 74,187,000, 73,570,000 and 73,013,000, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, plus the dilutive effect of its outstanding stock options (“common stock equivalents”), or 78,124,000, 77,504,000 and 77,789,000 in fiscal years 2005, 2004 and 2003, respectively.

Options to purchase approximately 3,168,746, 3,372,071 and 3,092,990 shares were not included in the computation of fiscal years 2005, 2004 and 2003 diluted net income per share because such options were considered anti-dilutive. For fiscal years 2004 and 2003, shares associated with the Company’s outstanding convertible subordinated debentures were not included in the computation of net income per share as they were anti-dilutive.

Stock-Based Compensation

The Company accounts for its employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for each of the three years ended January 30, 2005 would have been reduced to the following pro forma amounts.

Pro forma net income:

(fiscal years, in thousands)
	2005	2004	2003
Net income as reported	$58,888	$32,466	$34,181
Additional pro forma compensation expense	33,544	34,243	34,370
Tax benefit of pro forma compensation expense	(9,195)	(9,428)	(8,867)

Pro forma net income	$34,539	$7,651	$8,678

Pro forma earnings per share - basic	$0.47	$0.10	$0.12
Pro forma earnings per share - diluted	$0.44	$0.10	$0.11

The pro forma effect on net income for fiscal years 2005, 2004, and 2003, may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 30, 1995.

Option valuation models require the input of highly subjective assumptions such as expected option life and expected stock price volatility. The following assumptions were applied: (i) expected dividend yields of 0% for all periods, (ii) expected volatility rates of 64% for 2005, 71% for 2004 and 88% for 2003, (iii) expected lives of 4 to 6 years for all years, and (iv) risk-free interest rates ranging from 2.14% to 7.01% for all years.

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

Foreign Exchange Contracts

In fiscal year 2004, the Company entered into a forward contract to purchase 2.8 million Swiss Francs in fiscal year 2005 in exchange for $2.0 million. The forward contract was entered into as a partial hedge against future tax payments in Swiss Francs and shortly after maturity was used to help settle such tax liabilities.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2004. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial condition, the results of operations or liquidity.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure under this provision is no longer an alternative.

The provisions of this statement are scheduled to become effective for fiscal years beginning after June 15, 2005. Assuming this new standard is implemented as scheduled, the Company plans to adopt this in the first quarter of fiscal year 2007 that ends on April 30, 2006. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123(R): the modified-prospective transition method and the modified-retrospective transition method. The exact impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had the Company adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in this Note 1, under the heading “Stock-Based Compensation”.

Reclassifications

Certain prior year balances have been reclassified to be consistent with current year presentation. Deferred tax assets and liabilities in the consolidated balance sheet for fiscal year 2004 have been reclassified to be consistent with current year presentations.

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

Current Program

In the first quarter of fiscal year 2005, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock. As of January 30, 2005, the Company had repurchased 1,915,700 shares of its common stock at a cost of $38.6 million under this program. Of the repurchased shares, 155,825 have been reissued as a result of stock option exercises and the remaining balance are being held as treasury shares. Treasury shares are expected to be reissued in the future as a result of stock option exercises.

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

4. Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. As of January 30, 2005, the Company had $108.2 million of temporary investments and $111.6 million of long-term investments. As of January 25, 2004, the Company had $93.0 million of temporary investments and $86.1 million of long-term investments. Certain short-term, highly liquid investments, namely money-market accounts are accounted for as cash and cash equivalents.

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

As a result of declines in the market value of investments, the Company included $1.5 million, $1.3 million and $2.4 million related to the change in the unrealized gain or loss on investments, net of tax, in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for fiscal years 2005, 2004 and 2003, respectively. The tax associated with these comprehensive income items were benefit of $1.0 million and $855,000 in fiscal years 2005 and 2004, respectively, and expense of $937,000 for fiscal years 2003.

Temporary and long-term investments consist of the following security types, stated at fair market value and book value, with the difference in these amounts booked as part of comprehensive income:

Investments (in thousands)

	January 30, 2005			January 25, 2004
	Market Value	Book Value	Unrealized (Loss)	Market Value	Book Value	Unrealized Gain
Government issues	$79,683	$80,176	$(493)	$68,156	$68,092	$64
Corporate issues	140,061	141,872	(1,811)	111,007	110,867	140

Investments	$219,744	$222,048	$(2,304)	$179,163	$178,959	$204

Investments and interest from cash and cash equivalents generated interest income of $6.3 million and $7.4 million in fiscal years 2005 and 2004, respectively. In fiscal year 2005, interest income of $976,000 million was generated from government issues and $5.3 million from corporate and money market issues. In fiscal year 2004, interest income of $3.2 million was generated from government issues and $4.2 million from corporate and money market issues. As of January 30, 2005, all of the Company’s investments mature on various dates through fiscal year 2008.

5. Inventories

Inventories consist of the following:

Inventories (in thousands)
	January 30, 2005	January 25, 2004
Raw materials	$726	$579
Work in progress	16,746	14,809
Finished goods	7,262	6,778

Inventories	$24,734	$22,166

6. Other Current Assets

Other current assets consist of the following:

Other Current Assets (in thousands)
	January 30, 2005	January 25, 2004
Prepaid capacity with suppliers	$2,910	$204
Prepaid software maintenance	806	435
Receivable from suppliers	603	1,092
Earned interest on withheld tax	317	222
Prepaid insurance	303	224
Mark-to-market of foreign exchange contract	—	236
Other	1,087	649

Other Current Assets	$6,026	$3,062

The Company has several arrangements with outside wafer foundries and package and test subcontractors, which appear as prepaid capacity with suppliers and receivable from suppliers. These arrangements are designed to provide some assurance of capacity, but are not expected to assure access to all the manufacturing capacity that may be needed in the future.

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

Property, Plant and Equipment (in thousands)
	January 30, 2005	January 25, 2004
Property	$14,213	$14,213
Buildings	16,751	17,025
Leasehold improvements	2,116	2,199
Machinery and equipment	51,008	43,068
Furniture and office equipment	14,671	13,954
Construction in progress	738	318

Property, plant and equipment, gross	99,497	90,777
Less accumulated depreciation and amortization	(43,823)	(41,199)

Property, Plant and Equipment, Net	$55,674	$49,578

As part of the relationship with its largest third party wafer foundry, which is located in China, the Company has agreed to consign certain equipment to the foundry to support specialized processes the foundry runs for the Company and ensure a specified level of capacity over the next few years. The Company retains title to all the consigned assets located at the wafer foundry.

8. Convertible Subordinated Debentures

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

9. Other Assets

Other assets consist of the following:

Other Assets (in thousands)
	January 30, 2005	January 25, 2004
Company-owned life insurance	$2,208	$—
Prepaid capacity with suppliers	6,741	1,000
Deposit on equipment to be consigned to supplier	4,128	—
Other	247	268

Other Assets	$13,324	$1,268

The Company has purchased whole life insurance on the lives of certain of its deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the costs of the deferred compensation plan.

The Company has several arrangements with outside wafer foundries and package and test subcontractors, which appear as prepaid capacity with suppliers and deposit on equipment to be consigned to supplier. These arrangements are designed to provide some assurance of capacity, but are not expected to assure access to all the manufacturing capacity that may be needed in the future.

10. Accrued Liabilities

Accrued liabilities consist of the following:

Accrued Liabilities (in thousands)
	January 30, 2005	January 25, 2004
Payroll and related	$6,868	$6,784
Commissions	1,363	735
Lease loss	1,150	—
Scrap allowance	638	—
Treasury stock buyback	450	—
Due customer	—	6,000
Other	1,228	3,375

Accrued liabilities	$11,697	$16,894

11. Income Taxes

The provision for income taxes consist of the following:

Provision for Income Taxes (fiscal years, in thousands)
	2005	2004	2003
Current:
Federal	$5,804	$5,853	$8,948
State	2,474	3,297	357
Foreign	2,604	1,731	3,666

Subtotal	10,882	10,881	12,971
Deferred:
Federal	8,266	870	(1,685)
State	(2,154)	(1,499)	317
Foreign	388	—	300

Subtotal	6,500	(629)	(1,068)

Provision for taxes	$17,382	$10,252	$11,903

The benefit related to tax deductions from the exercise of non-qualified stock options is recorded as an increase to additional paid-in capital when realized. Therefore, the change in the net deferred tax asset differs from the deferred tax provision.

The components of the net deferred income tax assets at January 30, 2005 and January 25, 2004 are as follows:

Net Deferred Income Tax Asset (fiscal years, in thousands)
	January 30, 2005	January 25, 2004
Current deferred tax asset:
Payroll and related	$1,785	$795
Deferred revenue	1,713	1,251
Inventory reserve	3,402	3,118
Bad debt reserve	72	54
Income tax refundable / NOL	—	5,795
Deferred rent	177	—
Accrued service fees	48	—
Other deferred assets	58	(6)

Total current deferred tax asset	$7,255	$11,007

Long-term deferred tax asset
Deferred tax assets:
Research and development charges	$3,990	$3,767
Research credit carryforward	19,672	16,811
Manufacturing investment credit carryforward	426	699
AMT credit carryforward	83	83
NOL carryforward	27,373	32,925
Environmental	2	2
Dispute settlement charges	3,719	4,889
Other deferred assets	869	243
Comprehensive income; mark-to-market	926	(82)
Valuation reserve	(30,144)	(32,704)

Total non-current deferred tax asset	26,916	26,633

Current deferred tax liability:
Bad debt reserve	(124)	—
Depreciation and amortization	(18)	—
Inventory reserve	(1,301)	(673)
Non-current deferred tax liability:
Depreciation and amortization	(915)	(408)
Tax contingency reserve	(1,216)	—

Total deferred tax liability	(3,574)	(1,081)

Net deferred tax asset	$30,597	$36,559

As of January 30, 2005, the Company had net operating loss carryforwards available of approximately $77.6 million and $4.0 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring though 2023.

Approximately $27.1 million of federal net operating loss and tax credit deferred tax assets were generated from stock option exercises. A corresponding valuation allowance of $16.6 million has been established to reflect the Company’s deferred tax asset utilization concerns. To the extent that a tax benefit is received or anticipated for a reserved portion of these deferred tax assets, the corresponding amount of valuation allowance will be reduced, and shareholders’ equity or additional paid-in capital will be credited. In fiscal year 2005, $4.4 million of valuation reserve was released to reflect anticipated usage, resulting in a corresponding credit to additional paid-in capital.

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

The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. The Company recognizes probable liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes may be due. In the current period, a tax contingency reserve of $1.2 million was established to address this exposure. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material effect on the Company’s income tax provision and net income in the period or periods for which that determination is made could result.

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

(fiscal years, in thousands)
	2005	2004	2003
Federal income tax at statutory rate	$26,694	$14,951	$17,326
State income taxes, net of federal benefit	1,693	2,013	1,181
Foreign taxes at rates less than Federal rates	(10,072)	(4,797)	(9,792)
Tax credits generated	(2,521)	—	(1,630)
Changes in valuation reserve	1,630	1,694	3,885
Changes in tax reserves	1,216	—	—
Permanent differences	(1,109)	(3,422)	1,392
Other	(149)	(187)	(459)

Provision for taxes	$17,382	$10,252	$11,903

As of January 30, 2005, the Company had approximately $120.3 million of unremitted income related to the Company’s wholly-owned European subsidiaries. U.S. federal and state income taxes have not been provided for the undistributed earnings of the Company’s foreign operations. The Company’s policy is to leave the income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested to offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of the Company’s U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

As of January 30, 2005, the Company had federal and state research credits available of approximately $13.0 million and $10.2 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring through 2024. As of January 30, 2005, the Company had California Manufacturer’s Investment credits available of approximately $656,000 which can be used to offset taxable income. These credits will expire between 2006 and 2010.

12. Commitments and Contingencies

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2015. The aggregate minimum annual lease payments under leases in effect on January 30, 2005 are as follows:

Minimum Annual Lease Payments (fiscal years, in thousands)
Fiscal year ending:
2006	$2,244
2007	1,652
2008	1,369
2009	1,267
2010	1,108
Thereafter	1,416

Total minimum lease commitments	$9,056

Not included in operating lease commitments are expected sub-lease income to the Company. Sub-lease agreements are scheduled to provide between $214,000 to $247,000 of annual income in each of the next five fiscal years.

Annual rent expense was $2.4 million, $2.1 million, and $2.1 million for fiscal years 2005, 2004, and 2003, respectively. The Company received $136,000 of sub-lease income in fiscal year 2005.

Late in fiscal year 2004, the Company established a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan totaled $161,000 in fiscal year 2005. The Company’s liability for deferred compensation totaled $2.4 million as of January 30, 2005, and is included in other long-term liabilities.

The Company has purchased whole life insurance on the lives of certain of the deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the costs of the deferred compensation plan. The cash surrender value of the company-owned life insurance was $2.2 million as of January 30, 2005, and is included in other assets.

On March 28, 2003, the Company announced that it had resolved a customer dispute. Under the terms of the settlement, the Company agreed to pay the customer $12.0 million in cash in two equal annual installments, plus rebates on the future purchase of certain products by the customer through the end of March 2005. The rebates, which can be up to 10%, are dependent upon the amount of eligible products the customer purchases. The Company paid the first $6.0 million installment in the first quarter of fiscal year 2004 and paid the second $6.0 million installment in the first quarter of fiscal year 2005. Amounts accrued for the rebates during fiscal years 2004 and 2005 are not material. The Company is vigorously pursuing insurance coverage for the full value of the settlement, although it is unable to estimate the size of the eventual insurance settlement, if any, or to give a tentative date for when an insurance settlement might be reached.

On June 22, 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. The group has submitted various reports to the State for review, including the results of limited groundwater sampling. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, our share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

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

13. Product Warranty and Indemnification

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases a refund of the purchase price is offered. In certain instances the Company has agreed to other warranty terms, including some indemnification provisions.

The product warranty accrual, which is included in cost of sales, reflects the Company’s best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical experience.

The following table details the change in the product warranty.

Product Warranty Accrual (fiscal years, in thousands)
	2005	2004
Beginning balance	$250	$—
Payments made	(391)	—
Net expense accrued	173	250

Ending balance	$32	$250

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

14. Stockholders’ Equity

The Company has various stock option plans that provide for granting options to purchase shares of the Company’s common stock to employees, directors and consultants of the Company. The plans provide for the granting of options which meet the Internal Revenue Code qualifications to be incentive stock options, as well as nonstatutory options. Under these plans, the option price must be at least equal to the fair market value of the Company’s common stock at the date of the grant. Most options granted by the Company expire within ten years from the date of grant and vest in equal annual increments over three to four years from the date of grant. In the past, the Company has also issued some stock options outside of any plan, including inducement options awarded as recruitment incentives.

The plans from which options are currently granted were adopted in the late 1990s and provide for the issuance of 16.8 million shares over the life of the plans. One of the plans also provides for the further issuance of up to 8 million additional shares which are reacquired in the open market or in a private transaction, if authorized by the Board. The Board has authorized the repurchase and issuance of shares under this provision. See note 2.

Stock option information with respect to the Company’s stock option plans is as follows (in thousands), except share exercise prices:

(fiscal years, in thousands)
	2005		2004		2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding, beginning of year	15,786	$13.38	14,920	$12.28	14,643	$11.11
Granted	2,681	$18.83	2,685	$17.38	3,017	$16.38
Cancelled	(778)	$20.63	(509)	$21.28	(882)	$19.54
Exercised	(1,635)	$7.79	(1,310)	$5.86	(1,858)	$6.28

Options outstanding, end of year	16,054	$14.51	15,786	$13.38	14,920	$12.28

Options exercisable at the end of year	10,039	$12.41	9,862	$10.54	9,574	$8.72
Weighted average fair value of options granted during year		$11.16		$11.38		$11.71

Information about stock options outstanding at January 30, 2005 is summarized as follows:

(share amounts in thousands)

Exercise Prices	Number Outstanding 1/30/05	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number Exercisable 1/30/05	Weighted Average Exercise Price
$ 0.31-$ 4.60	2,715	$3.00	2.7 Years	2,715	$3.00
$ 4.61-$ 9.20	2,251	$6.46	3.2 Years	2,250	$6.46
$ 9.21-$ 13.80	671	$12.72	7.0 Years	266	$12.60
$ 13.81-$ 18.40	6,760	$16.20	7.8 Years	2,425	$15.23
$ 18.41-$ 23.00	927	$21.23	7.9 Years	287	$20.17
$ 23.01-$ 27.60	2,152	$25.34	6.0 Years	1,711	$25.46
$ 27.61-$ 32.20	437	$29.70	6.4 Years	263	$29.90
$ 32.21-$ 36.80	86	$33.60	6.5 Years	67	$33.64
$ 36.81-$ 41.40	49	$38.31	4.4 Years	49	$38.31
$ 41.41-$ 46.00	6	$41.59	5.4 Years	6	$41.59

$ 0.31-$ 46.00	16,054	$14.51	6.0 Years	10,039	$12.41

15. Interest and Other Income

Interest and other income, net, consist of the following:

Interest and Other Income (fiscal years, in thousands)
	2005	2004	2003
Interest income	$6,284	$7,409	$18,140
Gain (loss) on sale of assets	(320)	109	(207)
Gain (loss) on the retirement of debt	—	(3,903)	12,719
Foreign currency transaction gain (loss)	367	(61)	(229)
Miscellaneous (expense) income	(10)	157	(111)

Interest and other income, net	$6,321	$3,711	$30,312

16. Statements of Cash Flows

Income taxes paid in fiscal years 2005, 2004, and 2003, were $1.1 million, $3.0 million and $1.7 million, respectively. For those same periods, the Company paid interest in the amounts of $17,000, $4.2 million and $15.1 million, respectively. The Company contributed $821,000, $737,000 and $660,000, respectively, in fiscal year 2005, 2004 and 2003 to the company-sponsored 401(k) retirement plan for its employees.

17. Business Segments and Concentrations of Risk

As of January 30, 2005, the Company operates in two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. Prior to fiscal year 2003, the Company had a segment entitled Other Products, which in fiscal year 2002 was 2% of net sales. The Other Product Category was combined with the Rectifier and Assembly Products segment in fiscal year 2003, and is now referred to as the Rectifier, Assembly and Other Products segment. The Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years.

The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes the power management, protection, test and measurement, advanced communications and human input device product lines. The Rectifier, Assembly and Other Products segment includes the Company’s line of assembly and rectifier devices, which are the remaining products from its original founding as a supplier into the military and aerospace market. It also includes other products made up of custom integrated circuit.

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

Net sales by segment are:

(fiscal years, in thousands)
	2005	2004	2003
Standard Semiconductor Products	$243,202	$182,522	$183,235
Rectifier, Assembly and Other Products	10,410	9,557	9,723

Total net sales	$253,612	$192,079	$192,958

Operating income by segment is:

(fiscal years, in thousands)
	2005	2004	2003
Standard Semiconductor Products	$66,901	$40,402	$29,927
Rectifier, Assembly and Other Products	3,065	2,767	2,172
One-time costs	—	—	(1,202)

Total operating income	$69,966	$43,169	$30,897

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

No end-customer accounted for 10% or more of net sales in fiscal years 2005 or 2004. For fiscal years 2005, 2004 and 2003, one of the Company’s Asian distributors accounted for approximately 11%, 10% and 14%, respectively, of net sales. For fiscal year 2005 and 2004, another one of our Asian distributors accounted for approximately 10% and 14% of net sales, respectively.

As of the end of fiscal years 2005, 2004 and 2003, one of the Company’s Asian distributors accounted for approximately 12%, 11% and 11%, respectively, of net accounts receivable. Sales to our customers are generally made on open account, subject to credit limits we may impose, and the receivables are subject to the risk of being uncollectible.

The Company’s total credit risk as of January 30, 2005, which includes accounts receivables, prepayments to certain vendors and receivables from certain vendors, is estimated to be approximately $25.6 million. This total credit risk amount does not include backlog of orders from customers, which as of January 30, 2005 was $35.6 million. Any significant cancellation of backlog would negatively impact the Company’s rate of shipments in future periods.

The Company does not track customer sales by region for each individual reporting segment. A summary of net external sales by region follows:

(fiscal years, in thousands)
	2005	2004	2003
North America	$65,884	$59,927	$62,901
Asia-Pacific	167,336	115,936	117,220
Europe	20,392	16,216	12,837

Total Net Sales	$253,612	$192,079	$192,958

The Company generated net income of $21.0 million from domestic operations and $37.9 million from foreign operations in fiscal year 2005. In fiscal year 2004, the Company generated net income of $16.9 million from domestic operations and $15.6 million from foreign operations. For fiscal year 2003, the Company generated net income of $2.9 million from domestic operations and $31.3 million from foreign operations.

Long-lived assets located within the United States as of the end of fiscal years 2005, 2004 and 2003 were approximately $40.0 million, $38.3 million and $42.2 million, respectively. Long-lived assets located outside the United States as of the end of fiscal years 2005, 2004 and 2003 were approximately $15.7 million, $11.3 million and $9.3 million, respectively. Some of the Company’s assets are located at facilities of our suppliers.

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

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the Report of Management on Internal Control Over Financial Reporting that is included in Part II, Item 8 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting that is included in Part II, Item 8 of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2005 was reported on a Form 8-K during that period.

As permitted by applicable SEC rules, the Company has elected to include the following information in this Form 10-K in lieu of filing a separate Form 8-K: On April 13, 2005 the Company’s Board of Directors adopted the Form of Indemnification Agreement for Directors and Executive Officers that is attached to this report as Exhibit 10.18.

PART III

Item 10 (except the information required to be disclosed regarding our Code of Ethics under Item 406 of Regulation S-K), Item 11, Item 12 (except the information required to be disclosed regarding securities authorized for issuance under equity compensation plans under Item 201(d) of Regulation S-K), Item 13 and Item 14 are incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 16, 2005.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer and Chief Financial Officer. See Exhibit 14, which incorporates by reference the copy of our Code of Conduct filed as Exhibit 14 to our Form 10-K for fiscal year 2004.

Other information called for by Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 16, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 16, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock that may be issued under our equity compensation plans as of January 30, 2005. This table reflects both current plans and plans under which options are outstanding but from which awards are no longer being made.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the issued column)
Equity compensation plans approved by security holders	9,186,562	$10.78	5,702,715
Equity compensation plans not approved by security holders	6,866,089	$19.50	759,724

Total	16,052,651	$14.51	6,462,439

Equity compensation plans not approved by security holders include the Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan that was approved by our board of directors in fiscal year 2000. The Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan allows for the issuance of options for up to 8,000,000 shares of the our common stock to non-directors and non-executive officers. This number has been adjusted for stock splits and under the terms of the plan, is subject to further adjustment in the event that the number of outstanding shares of our common stock are adjusted by reason of a stock split, stock dividend, or the like. Further, any shares granted under the plan that are forfeited back to the Company because of a failure to meet an award contingency or condition are available for delivery pursuant to new awards granted under the plan. All securities remaining available for future issuance under equity compensation plans not approved by security holders are related to the Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan.

Included in the outstanding options portion of equity compensation plans not approved by security holders are (i) non-plan grants of options to our non-employee directors that occurred in fiscal year 1998 and (ii) non-plan grants of inducement options, within the meaning of Nasdaq rules, to Jason Carlson, our President and Chief Executive Officer, as a recruitment incentive in fiscal year 2003 and to Anthony Giraudo, our Chief Operating Officer, as a recruitment incentive in fiscal year 2005.

The material features of the Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan and the non-plan grants referred to above are substantially similar to the material features of the plans that have been approved by shareholders. See Note 14. “Stockholders’ Equity” to the financial statements included in this Form 10-K.

Other information called for by Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 16, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 16, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 16, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements, schedules, and reports are included in this Form 10-K on the pages indicated.

(a)(2) Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits. The documents set forth below are filed herewith or incorporated herein by reference to the location indicated. Exhibits 10.1 through 10.19 constitute management contracts or compensatory plans or arrangements.

Exhibit No.	Description	Location
3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

10.1	Summary of Named Executive Officer Compensation

10.2	Summary of Director Compensation

10.3	The Company’s 1994 Long-term Stock Incentive Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-44033) filed January 9, 1998

10.4	The Company’s 1994 Non-Employee Directors Stock Option Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-00599) filed January 31, 1996

10.5	Form of Non-Statutory Stock Option Agreement	Exhibit 4.2 to the Company’s Registration Statement of Form S-8 (333-60396) filed May 8, 2001

10.6	The Company’s Long-term Stock Incentive Plan, as amended	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004

10.7	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004

10.8	Option Award Agreement dated November 4, 2002 with respect to inducement options granted to Jason Carlson	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.9	Form of Option Agreement for Options Awarded to Non-Employee Directors on December 5, 2002	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.10	Option Agreement dated October 6, 2003 with respect to options granted to Non-Employee Chairman John D. Poe	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.11	Option Award Agreement dated April 19, 2004 with respect to inducement options granted to Anthony E. Giraudo	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 25, 2004

10.12	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.13	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

Exhibit No.	Description	Location
10.14	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.15	Adoption Agreement dated as of January 1, 2004 adopting The Executive Nonqualified “Excess” Plan known as the Semtech Executive Compensation Plan	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.16	Plan Document for The Executive Nonqualified “Excess” Plan adopted by Semtech Corporation as of January 1, 2004 (known as the Semtech Executive Compensation Plan)	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.17	Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.18	Form of Indemnification Agreement for Directors and Executive Officers

10.19	Cash Bonus Incentive Plan

10.20	Stockholder Protection Agreement, dated June 25, 1998, between Semtech Corporation and Chasemellon Shareholder Services as rights agent	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 1998

14	Semtech Corporation Code of Conduct	Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2005	Semtech Corporation

	By:	/s/ Jason L. Carlson
Jason L. Carlson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 13, 2005	/s/ Jason L. Carlson
Jason L. Carlson
President and Chief Executive Officer
Director

Date: April 13, 2005	/s/ David G. Franz Jr.
David G. Franz, Jr.
Vice President, Finance
and Chief Financial Officer
(Principal Accounting
and Financial Officer)

Date: April 8, 2005	/s/ John D. Poe
John D. Poe
Chairman of the Board

Date: April 13, 2005	/s/ Rock N. Hankin
Rock N. Hankin
Vice Chairman of the Board

Date: April 13, 2005	/s/ Glen M. Antle
Glen M. Antle
Director

Date: April 13, 2005	/s/ James P. Burra
James P. Burra
Director

Date: April 13, 2005	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: April 9, 2005	/s/ John L. Piotrowski
John L. Piotrowski
Director

Date: April 13, 2005	/s/ James T. Schraith
James T. Schraith
Director

SCHEDULE II

SEMTECH CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED JANUARY 30, 2005

	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 26, 2003
Allowance for doubtful accounts	$973,000	$29,000	$(383,000)	$619,000

Year ended January 25, 2004
Allowance for doubtful accounts	$619,000	$80,000	$(43,000)	$656,000

Year ended January 30, 2005
Allowance for doubtful accounts	$656,000	$(144,000)	$—	$512,000