Form 10-Q
period 2005-05-01
SEMTECH CORP
filed 2005-06-10
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended May 1, 2005

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at June 3, 2005: 73,909,756

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	First Quarter Ended
	May 1, 2005	April 25, 2004
Net sales	$56,174	$61,893
Cost of sales	24,502	25,111

Gross profit	31,672	36,782

Operating costs and expenses:
Selling, general and administrative	11,108	10,341
Product development and engineering	8,633	7,907

Total operating costs and expenses	19,741	18,248

Operating income	11,931	18,534

Interest and other income, net	1,935	894

Income before taxes	13,866	19,428
Provision for taxes	3,018	4,663

Net income	$10,848	$14,765

Earnings per share:
Basic	$0.15	$0.20
Diluted	$0.14	$0.19

Weighted average number of shares:
Basic	73,845	74,226
Diluted	76,708	78,819

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	May 1, 2005	January 30, 2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$80,961	$82,154
Temporary investments	126,458	108,167
Receivables, less allowances	23,714	22,098
Inventories	25,293	24,734
Deferred income taxes	7,264	7,255
Other current assets	6,749	6,026

Total current assets	270,439	250,434
Property, plant and equipment, net	58,565	55,674
Investments, maturities in excess of 1 year	96,001	111,577
Deferred income taxes	25,421	26,916
Other assets	10,843	13,324

Total Assets	$461,269	$457,925

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$11,776	$9,504
Accrued liabilities	7,638	11,697
Income taxes payable	3,606	3,495
Deferred revenue	2,547	2,879
Deferred income taxes	1,466	1,443

Total current liabilities	27,033	29,018
Deferred income taxes	2,143	2,131
Other long-term liabilities	2,894	2,410
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 76,050,974 issued and 73,834,681 outstanding on May 1, 2005 and 75,605,005 issued and 73,845,130 outstanding on January 30, 2005	762	758
Treasury stock, at cost, 2,216,293 shares as of May 1, 2005 and 1,759,875 shares as of January 1, 2005 and	(43,366)	(35,060)
Additional paid-in capital	217,414	214,573
Retained earnings	255,598	245,037
Accumulated other comprehensive income	(1,209)	(942)

Total stockholders’ equity	429,199	424,366

Total Liabilities and Stockholders’ Equity	$461,269	$457,925

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	First Quarter Ended
	May 1, 2005	April 25, 2004
Cash flows from operating activities:
Net income	$10,848	$14,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,630	2,244
Deferred income taxes	1,522	915
Tax benefit of stock option exercises	284	2,232
(Gain) Loss on disposition of property, plant and equipment	42	235
Changes in assets and liabilities:
Receivables	(1,616)	(1,977)
Inventories	(559)	(1,714)
Other assets	1,758	(5,985)
Accounts payable and accrued liabilities	(1,787)	(3,818)
Deferred revenue	(332)	1,408
Income taxes payable (refundable)	111	418
Other liabilities	484	588

Net cash provided by operating activities	13,385	9,311
Cash flows from investing activities:
Purchase of available-for-sale investments	(18,291)	(106,000)
Proceeds from sales and maturities of available-for-sale investments	15,576	71,699
Proceeds on sale of assets	—	218
Additions to property, plant and equipment	(5,562)	(4,937)

Net cash used in investing activities	(8,277)	(39,020)
Cash flows from financing activities:
Exercise of stock options	2,561	2,659
Repurchase of treasury stock	(8,700)	(3,080)
Reissuance of treasury stock	105	—

Net cash used in financing activities	(6,034)	(421)
Effect of exchange rate changes on cash and cash equivalents	(267)	(69)

Net decrease in cash and cash equivalents	(1,193)	(30,199)
Cash and cash equivalents at beginning of period	82,154	96,314

Cash and cash equivalents at end of period	$80,961	$66,115

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the current presentation.

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Semtech Corporation and subsidiaries as of May 1, 2005, and the results of their operations for the first quarter then ended and their cash flows for the first quarter then ended.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The other quarters generally end on the last Sunday of April, July, and October. The fiscal year that ended January 30, 2005 consisted of 53 weeks, with the quarter that ended in October 2004 consisting of 14 weeks and all other quarters consisting of 13 weeks. The fiscal year that ends January 29, 2006 will consists of 52 weeks, with all quarters consisting of 13 weeks.

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Condensed Balance Sheets.

As part of the process of preparing our consolidated condensed financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated condensed balance sheet. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Unless a valuation allowance relates to benefits from stock option exercise activity, to the extent we change the valuation allowance in a period, the change is recorded through the tax provision in the statement of operations. If a valuation allowance relates to a benefit from stock option exercise activity, any adjustment to the valuation allowance would be recorded to paid-in-capital in the period of the adjustment.

As a result of historical tax deductions associated with stock option exercise activity, the Company has generated substantial U.S. net operating loss carryforwards. The size of the deferred tax assets attributable to Federal net operating losses and credit carryforwards, compared to the projected levels of Federal taxable income, has elevated the Company’s concern regarding the ability to fully utilize these deferred tax assets prior to expiration. Accordingly, the Company has provided for a valuation allowance to address this concern. As of May 1, 2005 and

January 30, 2005, the Company has established $30.7 million and $30.1 million, respectively, of valuation reserves. Management continually evaluates the Company’s deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. If management ever determined that a deferred tax asset was not likely to be realized, a write-down of that asset would be required.

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

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in the first quarters of fiscal years 2006 and 2005 were 73,845,000 and 74,226,000, respectively. The weighted average number of shares used to compute diluted earnings per share in the first three months of fiscal years 2006 and 2005 were 76,708,000 and 78,819,000, respectively.

Options to purchase approximately 3,611,000 and 2,882,000 shares, respectively, were not included in the computation of the first quarters of fiscal years 2006 and 2005 diluted net income per share because such options were considered anti-dilutive.

Stock-Based Compensation

The Company accounts for its employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”

SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for the first quarters of fiscal years 2006 and 2005 would have been reduced to the following pro forma amounts:

	First Quarter Ended
Pro Forma Net Income (in thousands)	May 1, 2005	April 25, 2004
Net income as reported	$10,848	$14,765
Additional pro forma compensation expense	5,825	7,922
Tax benefit of pro forma compensation expense	(1,270)	(1,902)

Pro forma net income	$6,293	$8,745

Pro forma earnings per share - basic	$0.09	$0.12
Pro forma earnings per share - diluted	$0.08	$0.11

The pro forma effect on net income for the first quarters of fiscal years 2006 and 2005 may not be representative of the pro forma effect on net income of future years because the Company has not applied the SFAS No. 123 method of accounting for pro forma compensation expense to options granted prior to January 30, 1995.

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

The provisions of this statement are scheduled to become effective for annual periods beginning after June 15, 2005. Assuming this new standard is implemented as scheduled, the Company plans to adopt this in the first quarter of fiscal year 2007 that ends on April 30, 2006. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123(R): the modified-prospective transition method and the modified-retrospective transition method. The exact impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had the Company adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in this Note 1, under the heading “Stock-Based Compensation”.

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

Current Program

In the first quarter of fiscal year 2005, the Company announced that its Board of Directors approved a program under which the Company could repurchase up to $50.0 million of its common stock. As of May 1, 2005, the Company had repurchased 2,390,700 shares of its common stock at a cost of $47.3 million under this program. Of the repurchased shares, 174,407 have been reissued as a result of stock option exercises and the remaining balance are being held as treasury shares. Treasury shares are expected to be reissued in the future as a result of stock option exercises.

3.	Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. As of May 1, 2005, the Company had $126.5 million of temporary investments and $96.0 million of long-term investments. As of January 30, 2005, the Company had $108.2 million of temporary investments and $111.6 million of long-term investments. Certain short-term, highly liquid investments, namely money-market accounts are accounted for as cash and cash equivalents.

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

As a result of changes in the market value of investments, the Company included $281,000 and $674,000 of unrealized loss, net of tax, in comprehensive income for the first quarters of fiscal year 2006 and 2005, respectively. The tax associated with these comprehensive income items were benefit of $189,000 and expense of $453,000 in the first quarters of fiscal year 2006 and 2005, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and book value, with the difference in these amounts booked as part of comprehensive income:

	May 1, 2005			January 30, 2005
Investments (in thousands)	Market Value	Book Value	Unrealized (Loss)	Market Value	Book Value	Unrealized (Loss)
Government issues	$51,732	$52,414	$(682)	$79,683	$80,176	$(493)
Corporate issues	170,727	172,817	(2,090)	140,061	141,872	(1,811)

Investments	$222,459	$225,231	$(2,772)	$219,744	$222,048	$(2,304)

Investments and interest from cash and cash equivalents generated interest income of $1.9 million and $1.1 million in the first quarters of fiscal years 2006 and 2005, respectively.

4.	Inventories

Inventories consisted of the following:

Inventories (in thousands)	May 1, 2005	January 30, 2005
Raw materials	$745	$726
Work in progress	16,449	16,746
Finished goods	8,099	7,262

Inventories	$25,293	$24,734

5.	Commitments and Contingencies

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

On June 22, 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. The group has submitted various reports to the State for review, including the results of limited groundwater sampling. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, our share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, we cannot reasonably determine the potential additional amount of costs, if any, associated with this matter and, accordingly, we have not established a reserve for this matter.

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

Effective June 11, 1998, the Company’s board of directors approved a Stockholder Protection Agreement to issue a Right for each share of common stock outstanding on July 31, 1998 and each share issued thereafter (subject to certain limitations). These Rights, if not cancelled by the Board of Directors, can be exercised into a certain number of shares of Series X Junior Participating Preferred Stock after a person or group of affiliated persons acquire 25% or more of the Company’s common stock and subsequently allow the holder to receive certain additional Company or acquirer common stock if the Company is acquired in a hostile takeover.

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

Late in fiscal year 2004, the Company established a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan totaled $159,000 and $140,000 the first quarters of fiscal year 2006 and 2005, respectively. The Company’s liability for deferred compensation totaled $2.7 million as of May 1, 2005 and $2.4 million as of January 30, 2005, and is included in other long-term liabilities.

The Company has purchased whole life insurance on the lives of certain of the deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the costs of the deferred compensation plan. The cash surrender value of the company-owned life insurance was $2.7 million as of May 1, 2005 and $2.2 million as of January 30, 2005, and is included in other assets.

The Company has agreed to indemnify its directors and certain Company executives against certain liabilities incurred in connection with their duties as directors or executives of the Company.

6.	Product Warranty and Indemnification

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

The following table details the change in the product warranty.

	First Quarter Ended
Product Warranty Accrual (in thousands)	May 1, 2005	April 25, 2004
Beginning balance	$32	$250
Payments made	—	—
Net expense accrued	—	173

Ending balance	$32	$423

If there is a substantial increase in the rate of customer claims, if the Company’s estimates of probable losses relating to identified warranty exposures prove inaccurate, or if its efforts to contractually limit liability prove inadequate, the Company may record a charge against future cost of sales. Over at least the last decade, warranty expense has been immaterial to our financial statements.

In the normal course of its business, the Company indemnifies other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise pursuant to contracts under which the Company agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights, and certain environmental matters. The Company has also entered into agreements with its directors and certain Company executives indemnifying them against certain liabilities incurred in connection with their duties, and the Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s directors and employees. In some cases there are limits on and exceptions to the Company’s potential indemnification liability. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. Accordingly, the Company has not accrued any amounts for such indemnification obligations. However, there can be no assurances that the Company will not incur expense under these indemnification provisions in the future.

7.	Business Segments and Concentrations of Risk

The Company operates in two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. The Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years.

The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes the power management, protection, test and measurement, advanced communications and human input device product lines. The Rectifier, Assembly and Other Products segment includes the Company’s line of assembly and rectifier devices, which are the remaining products from its original founding as a supplier into the military, aerospace and industrial equipment markets. It also includes custom integrated circuits.

The accounting policies of the segments are the same as those described above and in the Company’s Form 10-K for the year ended January 30, 2005 in the summary of significant accounting policies. The Company evaluates segment performance based on net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income).

The Company does not track or assign assets to individual reportable segments. Likewise, depreciation expense and capital additions are also not tracked by reportable segments.

	First Quarter Ended
Net Sales (in thousands)	May 1, 2005	April 25, 2004
Standard Semiconductor Products	$53,384	$59,456
Rectifier, Assembly and Other Products	2,790	2,437

Total Net Sales	$56,174	$61,893

	First Quarter Ended
Operating Income (in thousands)	May 1, 2005	April 25, 2004
Standard Semiconductor Products	$11,257	$17,793
Rectifier, Assembly and Other Products	674	741

Total Operating Income	$11,931	$18,534

In the first quarter of fiscal year 2006, an end-customer that is a leading manufacturer of cellular phones, and that buys product directly from the Company, accounted for approximately 11% of net sales. In the first quarter of fiscal year 2006, two of the Company’s Asian distributors accounted for approximately 12% and 11% of net sales, respectively. No single end-customer or distributor accounted for 10% or more of net sales in the first quarter of fiscal year 2005.

As of May 1, 2005, two of the Company’s Asian distributors accounted for approximately 14% and 10%, respectively, of net accounts receivable. Sales to our customers are generally made on open account, subject to credit limits we may impose, and the receivables are subject to the risk of being uncollectible.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

	First Quarter Ended
Net Sales (in thousands)	May 1, 2005	April 25, 2004
Domestic	$9,830	$19,373
Asia-Pacific	41,793	35,588
Europe	4,551	6,932

Total Net Sales	$56,174	$61,893

Long-lived assets located outside the United States as of May 1, 2005 and January 30, 2005 were approximately $19.6 million and $15.7 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers in order to facilitate production for the Company.

The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors could delay shipments and could have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Malaysia and the Philippines, and the largest source of silicon wafers come from an outside foundry located in China.

8.	Comprehensive Income

Comprehensive income consisted of the following:

	First Quarter Ended
Comprehensive Income (in thousands)	May 1, 2005	April 25, 2004
Net income	$10,848	$14,765
Change in unrealized gain/loss on investments, net of tax	(281)	(674)
Gain (loss) for translation adjustment	14	(69)

Comprehensive income	$10,581	$14,022

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the condensed financial statements and the notes to condensed financial statements included elsewhere in this Form 10-Q.

This discussion contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance, and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes”, “projects”, “should”, “will”, “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Financial results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and

Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of the our annual report on Form 10-K for the year ended January 30, 2005. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the first quarter of fiscal year 2006 were 42% of net sales. The remaining 58% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines and Germany. For our most recent fiscal year, which ended January 30, 2005, approximately 59% of our silicon in terms of finished wafers purchased were manufactured in China. Foreign sales for our most recent fiscal year, fiscal year 2005 constituted approximately 74% of our net sales. Approximately 90% of foreign sales in fiscal year 2005 were to customers located in the Asia-Pacific region. The remaining sales were primarily to customers in Europe, Canada, and Mexico.

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

On an ongoing basis, we evaluate and discuss with our audit committee our estimates, including those related to our allowance for doubtful accounts and sales returns, inventory reserves, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities. Our critical accounting policies and estimates do not vary between our two reportable segments. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated condensed financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. We classify our investments as “available for sale” because we expect to possibly sell some securities prior to maturity. We included any unrealized gain or loss, net of tax, in the comprehensive income, as detailed in Note 8.

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

As part of the process of preparing our consolidated condensed financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated condensed balance sheet. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Unless a valuation allowance relates to benefits from stock option exercise activity, to the extent we change the valuation allowance in a period, the change is recorded through the tax provision in the statement of operations. If a valuation allowance relates to a benefit from stock option exercise activity, any adjustment to the valuation allowance would be recorded to paid-in-capital in the period of the adjustment. Management continually evaluates our deferred tax assets to assess whether it is likely that the deferred tax assets will be realized.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax impact is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize probable liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes may be due. In the current period, no change to our tax contingency reserve of $1.2 million was recorded. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material effect on our income tax provision and net income in the period or periods for which that determination is made could result.

In addition to the risks to the effective tax rate discussed above, the effective tax rate reflected in forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates.

On October 22, 2004 the American Jobs Creation Act of 2004 (the “Act”) was signed into law and creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. On January 13, 2005 the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. Based on our current understanding of the Act, we believe that we may repatriate from $0 to approximately $38 million in dividends subject to the elective 85% dividends received deduction generating a corresponding tax provision liability between $0 and $5 million. We expect to confirm our understanding of this provision and seek the required Chief Executive Officer and Board of Directors approval of the required domestic reinvestment plan within the timeframe the incentive is available.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	First Quarter Ended
	May 1, 2005	April 25, 2004
Net Sales	100.0%	100.0%
Cost of Sales	43.6%	40.6%

Gross Profit	56.4%	59.4%
Operating costs and expenses:
Selling, general & administrative	19.8%	16.7%
Product development & engineering	15.4%	12.8%

Total operating costs and expenses	35.1%	29.5%

Operating income	21.2%	29.9%
Interest and other income, net	3.4%	1.4%

Income before taxes	24.7%	31.4%
Provision for taxes	5.4%	7.5%

Net income	19.3%	23.9%

Comparison Of The First Quarters Ended May 1, 2005 and April 25, 2004

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14 week quarter in 53-week years. The first quarters of fiscal year 2006 and 2005 were each made up of 13 weeks.

Net Sales. Net sales for the first quarter of fiscal year 2006 were $56.2 million, a decline of 9% compared to $61.9 million for the first quarter of fiscal year 2005. Semiconductor industry conditions were weaker in the first quarter of fiscal year 2006 compared to the prior year period. End-application demand for our products in the first quarter of fiscal year 2006 compared to the prior year period was most impacted by an approximately 87% decline in sales of products used in ATE applications and an estimated 58% increase in product sold into industrial, military and other end-applications. Comparing the first quarter of fiscal year 2006 with the first quarter of fiscal year 2005, our two largest end-application segments of cell phone and notebook computer were both down, about 9% and 2%, respectively. Sales of our products used in communications infrastructure or wireline applications was up about 22% in the first quarter of fiscal year 2006 compared with the first quarter of fiscal year 2005.

Our estimate of sales by major end-markets is detailed below:

End-Market (% of net sales)	First Quarter Ended May 1, 2005	First Quarter Ended April 25, 2004
Computer	32%	32%
Communications	51%	46%
Industrial/Other	17%	22%

Net sales	100%	100%

Standard Semiconductor Products represented 95% of net sales in the first quarter of fiscal year 2006, while 5% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 96% of net sales in the first quarter of fiscal year 2005 and Rectifier, Assembly and Other Products’ sales were 4%. Sales of Standard Semiconductor Products decreased 10% in the first quarter of fiscal year 2006 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 14% in the first quarter of fiscal year 2006 as compared to the prior year period.

Net Sales by Reportable Segment (in thousands)	First Quarter Ended May 1, 2005		First Quarter Ended April 25, 2004		Change
Standard Semiconductor Products	$53,384	95%	$59,456	96%	-10%
Rectifier, Assembly and Other Products	$2,790	5%	$2,437	4%	14%

Net sales	$56,174	100%	$61,893	100%	-9%

The 10% decline in sales of Standard Semiconductor Products in the first quarter of fiscal year 2006 reflected general weakness in the computing, communications and industrial end-markets. As noted above, sales of products used in notebook, cellular phone and ATE applications, all of which are from the Standard Semiconductor Products segment, were all down compared with the first quarter of the prior year. These three end-applications represent more than 50% of Standard Semiconductor Products’ sales.

Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “Industrial/Other”) increased 14% in the first quarter of fiscal year 2006 compared to the prior year period due to improved demand from industrial and military customers. These products are older technology products and other non-strategic product offerings, which we have de-emphasized due to their lower revenue and margin opportunities.

Gross Profit. Gross profit for the first quarter of fiscal year 2006 was $31.7 million, compared to $36.8 million for the prior year period. The decrease was due to a 9% decline in sales and a decline in gross margin to 56%, down from 59% in the prior year first quarter.

In the first quarter of fiscal year 2006, we sold $18,000 of previously written-down inventory and $297,000 of previously written-down inventory was sold in the first quarter of fiscal year 2005.

The decline in gross margin from 59% to 56% for the first quarter of fiscal year 2006 was most impacted by a greater than 85% decline in sales of our test and measurement products. The gross margin decline also reflected lower manufacturing overhead utilization and lower average selling prices in the desktop computing, cellular phone and notebook computing segments during the first quarter of fiscal year 2006.

We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, which is typical in the semiconductor industry, tend to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in particular end-applications.

Operating Costs and Expenses. Operating costs and expenses were $19.7 million, or 35% of net sales in the first quarter of fiscal year 2006. Operating costs and expenses for the first quarter of fiscal year 2005 were $18.2 million, or 29% of net sales.

Operating Costs & Expenses (in thousands)	First Quarter Ended May 1, 2005		First Quarter Ended April 25, 2004
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$11,108	20%	$10,341	17%	7%
Product development and engineering	$8,633	15%	$7,907	12%	9%

Total operating costs and expenses	$19,741	35%	$18,248	29%	8%

Operating Income. Operating income was $11.9 million in the first quarter of fiscal year 2006, down from operating income of $18.5 million in the first quarter of fiscal year 2005. Operating income was impacted by a decline in net sales, lower gross margin and higher operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment (in thousands)	First Quarter Ended May 1, 2005		First Quarter Ended April 25, 2004		Change
Standard Semiconductor Products	$11,257	94%	$17,793	96%	-37%
Rectifier, Assembly and Other Products	$674	6%	$741	4%	-9%

Total operating income	$11,931	100%	$18,534	100%	-36%

Operating income in the first quarter of fiscal year 2006 for the Standard Semiconductor Products segment declined due to a 10% reduction in net sales and higher operating expenses. Operating income for the Rectifier, Assembly and Other Products segment declined in the first quarter of fiscal year 2006 compared to the prior year, reflecting the impact of a 14% increase in sales that was more than offset by higher operating expenses.

Interest and Other Income, Net. Net interest and other income was income of $1.9 million in the first quarter of fiscal year 2006. Net interest and other income in the first quarter of fiscal year 2005 was income of $894,000.

Interest and other income includes interest income from investments and other items. The increase in net interest and other income in the first quarter of fiscal year 2006 resulted mostly from higher absolute amounts of interest income due to higher investment balances and higher rates of return on investments.

Provision for Taxes. Provision for income taxes was $3.0 million for the first quarter of fiscal year 2006, compared to $4.7 million in the first quarter of fiscal year 2005. The effective tax rate for the first quarter of fiscal year 2006 was 22% and for the first quarter of fiscal year 2005 was 24%. The effective tax rate was lower in the first quarter of fiscal year 2006 due the geographical mix of sales. There are several factors which can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets and liabilities.

As of May 1, 2005, we had working capital of $243.4 million, compared with $221.4 million as of January 30, 2005. The ratio of current assets to current liabilities as of May 1, 2005 was 10.0 to 1, compared to 8.6 to 1 as of January 30, 2005. The increase in working capital as of May 1, 2005 was mostly the result of a $18.3 million increase in temporary investments.

The increase in temporary investments as of May 1, 2005 reflected our move to keep more investments in shorter-term maturities as opposed to longer-term maturities (classified as “Investments, maturities in excess of 1 year” on the consolidated condensed balance sheets) in anticipation of rising interest rates over the coming year.

Our combined amount of cash and cash equivalents, temporary investments and long-term investments was $303.4 million as of May 1, 2005, up from $301.9 million as of January 30, 2005. We have no long-term debt and only $5.0 million of long-term liabilities as of May 1, 2005. Our combined amount of cash and cash equivalents, temporary investments and long-term investments would generally be available for any corporate related capital or liquidity needs.

Operating Cash Flows. Cash provided by operating activities was $13.4 million for the first quarter of fiscal year 2006, compared to cash provided by operating activities of $9.3 million in the first quarter of fiscal year 2005. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $2.6 million and $2.2 million in the first quarters of fiscal years 2006 and 2005, respectively.

Operating cash flow in the first quarter of fiscal year 2006 were positively impacted by net income of $10.8 million and by increases in deferred income taxes, tax benefit of stock option exercises, loss on the disposition of property, plant and equipment. These were partially offset by various changes in assets and liabilities, the largest being an increase in receivables, a decline in accounts payable and accrued liabilities, and decline in other assets.

Operating cash flows in the first quarter of fiscal year 2006 were $2.5 million higher than net income for the period, reflecting in part the add-back of $2.6 million of depreciation and amortization, $1.5 million of deferred income taxes and various changes in assets and liabilities, none of which were larger than $1.8 million.

Operating cash flow in the first quarter of fiscal year 2005 included the payout of $6.0 million related to a customer settlement and $3.0 million related to year-end bonuses that were accrued in fiscal year 2004. First quarter of fiscal year 2005 operating cash flows were also meaningfully impacted by $2.2 million of tax benefit from stock option exercise and other changes in assets and liabilities.

Cash Flows Related to Investing Activities. Investing activities used $8.3 million in the first quarter of fiscal year 2006 compared to $39.0 million used in the prior year period. Investing activities for both periods consist of changes in investments and cash used for capital expenditures. Included in the investing activities for the first quarter of fiscal year 2005 was $218,000 of proceeds from the sale of assets. Additions to property, plant and equipment for the first quarters of fiscal years 2006 and 2005, which represent a use of cash for investing activities, were $5.6 million and $4.9 million, respectively. The combination of the purchase of available-for-sale investments and proceeds from sale and maturities of available-for-sale investments for both periods reflect the net purchase of additional investments in the amount of $2.7 million for the first quarter of fiscal year 2006 and $34.3 million for the first quarter of fiscal year 2005.

Cash Flows Related to Financing Activities. Our financing activities used $6.0 million during the first quarter of fiscal year 2006 and $421,000 in the prior year period. Financing activities for the first quarter of fiscal year 2006 reflect $2.7 million of proceeds from stock option exercises and the reissuance of treasury stock, which together were more than offset by $8.7 million used to repurchase of treasury stock. Financing activities for the first quarter of fiscal year 2005 reflect $2.7 million of proceeds from stock option exercises that was offset by $3.1 million cost of buybacks.

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

Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements, or other relationships with unconsolidated subsidiaries or affiliated entities that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any unconsolidated subsidiaries or affiliated entities. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of our financial statements.

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

The provisions of this statement are scheduled to become effective for fiscal years beginning after June 15, 2005. Assuming this new standard is implemented as scheduled, we plan to adopt this in the first quarter of fiscal year 2007 that ends on April 30, 2006. We are currently evaluating the two methods of adoption allowed by SFAS No. 123(R): the modified-prospective transition method and the modified-retrospective transition method. The exact impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had we adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in Note 1, under the heading “Stock-Based Compensation” in our Notes to Financial Statements included elsewhere in this Form 10-Q.

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

We make available free of charge, either by direct access on our website or by a link to the SEC website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

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

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-Q, in our other filings with the SEC, and in material incorporated herein and therein by reference. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Economic decline may have adverse consequences for our business

We sell our products into several commercial markets, primarily the computer, communication and industrial end-markets, whose performance is tied to the overall economy. Many of these industries were severely impacted in calendar years 2001 and 2002 due to an economic slowdown in the United States and globally. Our business during these periods reflected the weak economic conditions. Market research analysts have claimed that historically the semiconductor industry is impacted by broad economic factors, such as United States gross domestic product (GDP) and worldwide oil prices.

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

A majority of our net sales are into larger, vertical end-market applications. Fluctuations and seasonality and economic downturns in any of our end-markets may have adverse consequences for our business

A majority of our net sales are into larger, vertical end-market applications such as notebook computers, desktop computers and cellular phones. Vertical end-market applications tend to be highly cyclical over time and highly competitive given the significant unit opportunities they represent. Horizontal markets tend to be less cyclical, but unit volume opportunities are much lower. We consider the industrial market to be a horizontal end-market, because it is much more broad-based and comprised of many non-standardized end-applications.

Many of our products are used in personal computers and related peripherals. For our most recent fiscal year, fiscal year 2005 that ended January 30, 2005, we estimate that 32% of our sales were used in computer applications, including 21% tied to notebook computers. Industry-wide fluctuations in demand for desktop and notebook computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

For fiscal year 2005, shipment of our products to ATE customers represented approximately 10% of our net sales. However, in the first quarter of fiscal year 2006, shipment of our products to ATE customers represented only 2% of our net sales. Products sold into the ATE end-market tend to have above average gross margin. Consequently, downturns in the ATE market and declines in the sales of our products used in ATE systems may adversely affect our business.

Since the middle of fiscal year 2004, we saw demand from cellular phone manufacturers increase, and we estimate 32% of our sales in fiscal year 2005 were tied to this end-market application. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, could adversely affect our business.

We obtain many essential components and materials and certain critical manufacturing services from a limited number of suppliers and subcontractors, which are principally foreign-based entities

Our reliance on a limited number of outside subcontractors and suppliers for silicon wafers, packaging, test and certain other processes involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks may be attributable to several factors, including limitations on resources, labor problems, equipment failures or the occurrence of natural disasters. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments and harm our business. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines and Germany. For our most recent fiscal year, fiscal year 2005 that ended January 30, 2005, approximately 59% of our silicon in terms of finished wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

A majority of our package and test operations are performed by third-party contractors based in Malaysia, Korea, the Philippines and China. Our international business activities, in general, are subject to a variety of potential risks resulting from certain political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or a political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.

We may be unsuccessful in developing and selling new products required to maintain or expand our business

We operate in a dynamic environment characterized by price erosion, rapid technological change and design and other technological obsolescence. Our competitiveness and future success depend on our ability to achieve design wins for our products with current and future customers and introduce new or improved products that meet customer needs while achieving favorable margins. A failure to achieve design wins, to introduce these new products in a timely manner or to achieve market acceptance for these products could harm our business.

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

Product liability claims may be asserted with respect to our technology or products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could give rise to failures in our customers’ end-product, so we may face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved, especially if our customer seeks to recover for damage claims made against it by its own customers. While we maintain some insurance for such events, there can be no assurance that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims.

The costs associated with our general product warranty policy and our indemnification of certain customers, distributors, and other parties could be higher in future periods

Our general warranty policy provides for repair or replacement of defective parts. In some cases a refund of the purchase price is offered. In certain instances, we have agreed to other warranty terms, including some indemnification provisions, that could prove to be significantly more costly than a refund of the purchase price. If there is a substantial increase in the rate of customer claims, if our estimate of probable losses relating to identified warranty exposures prove inaccurate, or if our efforts to contractually limit liability prove inadequate, we may record a charge against future cost of sales.

In the normal course of our business, we indemnify other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise pursuant to contracts under which we agree to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of our employees, infringement of third-party intellectual property rights, and certain environmental matters. We have also entered into agreements with our directors and certain of our executives indemnifying them against certain liabilities incurred in connection with their duties, and our Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to our directors and employees. In some cases there are limits on and exceptions to our potential indemnification liability. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. Over at least the last decade, we have not incurred any significant expense as a result of agreements of this type. Accordingly, we have not accrued any amounts for such indemnification obligations. However, there can be no assurances that we will not incur expense under these indemnification provisions in the future.

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

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 74% of net sales in the fiscal year ended January 30, 2005. Sales to our customers located in Taiwan and Korea constituted 25% and 28%, respectively, of net sales for fiscal year 2005. Sales to foreign customers accounted for approximately 82% of net sales in the first quarter of fiscal year 2006. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

The outbreak of severe acute respiratory syndrome (SARS) or other heath related issues, could impact our customer or supply base, especially in Asia

A large percentage of our sales are to customers located in Asia and a large percentage of our products are manufactured in Asia. One of our largest customer bases in Asia is located in Taiwan. Our largest wafer source is located in China. SARS or other health related issues could have a negative impact on consumer demand, on travel needed to secure new business or manage our operations, on transportation of our products from our suppliers or to our customers, or on workers needed to manufacture our products or our customers’ products.

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

If the value of the U.S. dollar continues to weaken relative to these specific currencies, as it has done in recent years, the cost of doing business in terms of U.S. dollars goes up. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances, could harm our business.

We do a limited amount of hedging of our foreign exchange exposure. In a limited number of cases, we have purchased forward contracts that lock in our right to purchase foreign currencies at an agreed upon rate. In other cases, we convert U.S. dollars into foreign currency in advance of the expected payment. The use of forward contracts to hedge foreign exchange exposure may be required to be marked-to-market each quarter and can create volatility in net income not directly tied to our operating results.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

The identity of our largest customers has varied from year to year. Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. We had several end-customers in our most resent fiscal year which ended January 30, 2005 that accounted for more than 5% of net sales, but less than 10% of net sales. In the first quarter of fiscal year 2006, one of our end-customers that is a leading manufacturer of cellular phones accounted for approximately 11% of net sales.

Several of our authorized distributors have regularly accounted for more than 10% of net sales on an annual basis. Depending on the authorized distributor and their strategic focus, they can support anywhere from a few end-customers to many end-customers. For our most recent fiscal year, fiscal year 2005 that ended January 30, 2005, two of our Asian distributors accounted for approximately 11% and 10%, respectively, of net sales. In the first quarter of fiscal year 2006, two of our Asian distributors accounted for approximately 12% and 11% of net sales, respectively. As of May 1, 2005, these two Asian distributors accounted for approximately 14% and 10%, respectively, of our net accounts receivable. Sales to our customers are generally made on open account, subject to credit limits we may impose, and the receivables are subject to the risk of being uncollectible.

We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term supply contracts. The loss of any significant customer, any material reduction in orders by any of our significant customers, the cancellation of a significant customer order or the cancellation or delay of a customer’s significant program or product could harm our business.

Most of our authorized distributors, which together represent nearly half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable

In our most recent fiscal year that ended January 30, 2005, authorized distributors accounted for approximately 51% of our net sales. In the first quarter of fiscal year 2006, authorized distributors accounted for approximately 58% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2005, our two largest distributors were based in Asia.

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

On October 13, 2004, the FASB concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance date for this new standard to be the next fiscal year that begins after June 15, 2005. We could adopt the new standard in one of two ways – the modified prospective transition method or the modified retrospective transition method.

Assuming this new standard is implemented as scheduled, we will adopt this new standard in the first quarter of fiscal year 2007. Should this proposed statement be finalized and implemented, it could have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123. This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Failure to maintain effective internal controls could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and an annual report by our independent registered public accounting firm addressing the assessment.

Management’s report for fiscal year 2005, and the required attestation report of our independent registered public accounting firm, are included in our Annual Report on Form 10-K for fiscal year 2005. Our controls and procedures are also discussed in Part I, Item 4 of this Form 10-Q.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Form 10-Q and in the documents that are incorporated by reference, including the risk factors in this section, contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance, and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes”, “projects”, “should”, “will”, “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Financial results could differ materially from those projected in forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate and Market Risk

As of May 1, 2005, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of May 1, 2005, we had $81.0 million of cash and cash equivalents and $222.5 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments.

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

We carried out, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the most recently completed fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We periodically become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will materially and adversely affect our business.

On June 22, 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. The group has submitted various reports to the State for review, including the results of limited groundwater sampling. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, our share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, we cannot reasonably determine the potential additional amount of costs, if any, associated with this matter and, accordingly, we have not established a reserve for this matter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

This table provides information with respect to purchases by the Company of shares of common stock during the first quarter of fiscal year 2006.

Issuer Purchases of Equity Securities

Calendar Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That MayYet Be Purchased Under The Program (1)
Feb-05	—	—	—	$11.4 million
Mar-05	450,000	$18.36	450,000	$3.2 million
Apr-05	25,000	$17.58	25,000	$2.7 million

Total first quarter	475,000	$18.31	475,000

(1)	On February 24, 2004 the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). The 2004 Program does not have an expiration date. No publicly announced plan or program of the Company for the purchase of shares expired during the period covered by the table.

(2)	As shown in the table, all shares purchased by the Company during the period covered by the table were purchased through the 2004 Program. The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

We believe that all information that was required to be disclosed in a report on Form 8-K during the first quarter of fiscal year 2006 was reported on a Form 8-K during that period.

As permitted by applicable SEC rules, the Company has elected to include the following information in this Form 10-Q in lieu of filing a separate Form 8-K:

The Company and Chief Operating Officer Anthony E. Giraudo have mutually agreed to the elimination of the Chief Operating Officer position effective June 10, 2005 and Mr. Giraudo’s departure from the Company in conjunction therewith. A summary of Mr. Giraudo’s compensation was included in Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2005.

The Company had no special arrangements with Mr. Giraudo regarding severance or other payments to be made upon, or due to, termination of his employment. The Company generally conditions the payment of severance benefits upon receipt of a release of claims. Mr. Giraudo has executed the release attached hereto as Exhibit 10.1. If he does not revoke the release within the period set forth therein, he will receive base salary and health insurance continuation for thirteen weeks. His termination date would be postponed from June 10, 2005 until the end of the thirteen-week continuation period, although he would not transact any Company business during that time. Vacation accruals and other standard benefits would be provided during the continuation period. Vesting in the Semtech Executive Compensation Plan, but not stock option vesting, would continue during the continuation period.

ITEM 6.	EXHIBITS

10.1	Agreement and Release – Anthony E. Giraudo

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: June 10, 2005	/s/ Jason L. Carlson
Jason L. Carlson
President and Chief Executive Officer

Date: June 10, 2005	/s/ David G. Franz, Jr.
David G. Franz, Jr.
Vice President Finance, Chief
Financial Officer