Form 10-Q
period 2005-07-31
SEMTECH CORP
filed 2005-09-09
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 31, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares of Common Stock, $0.01 par value per share, outstanding at August 31, 2005: 73,583,890

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2005	July 25, 2004	July 31, 2005	July 25, 2004
Net sales	$57,989	$68,305	$114,163	$130,198
Cost of sales	25,867	27,470	50,369	52,581

Gross profit	32,122	40,835	63,794	77,617

Operating costs and expenses:
Selling, general and administrative	10,915	11,272	21,429	21,580
Product development and engineering	9,321	8,435	17,954	16,342
Acquisition related items	4,136	—	4,136	—
Insurance related legal expenses and (settlements), net	(1,726)	51	(1,132)	84

Total operating costs and expenses	22,646	19,758	42,387	38,006

Operating income	9,476	21,077	21,407	39,611
Interest and other income, net	1,402	1,288	3,337	2,182

Income before taxes	10,878	22,365	24,744	41,793
Provision for taxes	3,518	4,946	6,536	9,609

Net income	$7,360	$17,419	$18,208	$32,184

Earnings per share:
Basic	$0.10	$0.23	$0.25	$0.43
Diluted	$0.10	$0.22	$0.24	$0.41
Weighted average number of shares:
Basic	73,816	74,452	73,830	74,339
Diluted	76,372	78,658	76,530	78,777

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2005	January 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,920	$82,154
Temporary investments	108,921	108,167
Receivables, less allowances	26,864	22,098
Inventories	30,708	24,734
Deferred income taxes	7,229	7,255
Other current assets	11,818	6,026

Total current assets	227,460	250,434
Property, plant and equipment, net	58,378	55,674
Investments, maturities in excess of 1 year	111,890	111,577
Deferred income taxes	25,662	26,916
Goodwill	32,941	—
Other intangibles	6,294	—
Other assets	10,817	13,324

Total Assets	$473,442	$457,925

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$1,288	$—
Accounts payable	16,086	9,504
Accrued liabilities	10,951	11,697
Income taxes payable	3,217	3,495
Deferred revenue	1,890	2,879
Deferred income taxes	1,645	1,443

Total current liabilities	35,077	29,018
Deferred income taxes	2,198	2,131
Other long-term liabilities	4,395	2,410
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 76,230,243 issued and 73,554,640 outstanding on July 31, 2005 and 75,605,005 issued and 73,845,130 outstanding on January 30,2005	764	758
Treasury stock, at cost, 2,675,603 shares as of July 31, 2005 and 1,759,875 shares as of January 1, 2005 and	(50,648)	(35,060)
Additional paid-in capital	221,496	214,573
Retained earnings	261,378	245,037
Accumulated other comprehensive income	(1,218)	(942)

Total stockholders’ equity	431,772	424,366

Total Liabilities and Stockholders’ Equity	$473,442	$457,925

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	July 31, 2005	July 25, 2004
Cash flows from operating activities:
Net income	$18,208	$32,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,450	4,766
Deferred income taxes	1,549	1,775
Tax benefit of stock option exercises	2,941	4,962
In process research and development write-off	4,000	—
Loss on disposition of property, plant and equipment	215	242
Provision for doubtful accounts	—	80
Changes in assets and liabilities:
Receivables	(1,625)	(4,746)
Inventories	(2,525)	(7,169)
Other assets	(2,450)	(9,066)
Accounts payable and accrued liabilities	(1,871)	4,149
Deferred revenue	(989)	1,623
Income taxes payable (refundable)	(278)	838
Other liabilities	1,394	1,045

Net cash provided by operating activities	24,019	30,683
Cash flows from investing activities:
Purchase of available-for-sale investments	(44,760)	(115,936)
Proceeds from sales and maturities of available-for-sale investments	43,693	73,535
Proceeds on sale of assets	—	225
Purchase of XEMICS, net of cash acquired	(42,444)	—
Additions to property, plant and equipment	(6,885)	(11,345)

Net cash used in investing activities	(50,396)	(53,521)
Cash flows from financing activities:
Repayment of notes payable to bank	(112)	—
Exercise of stock options	3,988	5,424
Repurchase of treasury stock	(18,398)	(16,099)
Reissuance of treasury stock	940	—

Net cash used in financing activities	(13,582)	(10,675)
Effect of exchange rate changes on cash and cash equivalents	(275)	(25)

Net decrease in cash and cash equivalents	(40,234)	(33,538)
Cash and cash equivalents at beginning of period	82,154	96,314

Cash and cash equivalents at end of period	$41,920	$62,776

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech Corporation and its subsidiaries as of July 31, 2005, and the results of their operations for the second quarter and two quarters then ended and their cash flows for the two quarters then ended.

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

As part of the process of preparing the Company’s consolidated condensed financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the Company’s consolidated condensed balance sheet. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. Except as described below, to the extent the Company changes its valuation allowance in a period, the change is recorded through the tax provision on the statement of operations.

As a result of historical tax deductions associated with stock option exercise activity, the Company has generated substantial U.S. net operating loss carryforwards. The size of the deferred tax assets attributable to Federal net operating losses and credit carryforwards, compared to the projected levels of Federal taxable income, has elevated the Company’s concern regarding the ability to fully utilize these deferred tax assets prior to expiration. Accordingly, the Company has provided a valuation allowance to address this concern. A significant portion of this valuation allowance relates to a benefit from stock option exercise activity. Therefore, any adjustment to this portion of the established valuation allowance is recorded through paid-in-capital in the period of the adjustment, rather than through the tax provision.

On June 23, 2005, Semtech Corporation, through its wholly-owned Swiss subsidiary, Semtech International AG, acquired all of the outstanding shares of XEMICS SA (XEMICS) in a cash-for-stock transaction pursuant to a share purchase and sales agreement. As a result of pre-acquisition losses, XEMICS generated substantial net operating loss carryforwards. These net operating losses have a relatively short life. Therefore, the Company has established a $5.5 million valuation allowance against this deferred tax asset to address utilization risk. Any future release of this valuation allowance will be recorded to goodwill.

As of July 31, 2005 and January 30, 2005, the Company had $36.5 million and $30.1 million, respectively, of valuation reserves. Management continually evaluates the Company’s deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. If management ever determined that a deferred tax asset was not likely to be realized, a write-down of that asset would be required.

U.S. federal and state income taxes have not been accrued for the undistributed earnings of the Company’s foreign operations. The Company’s policy is to leave the income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in the second quarters of fiscal years 2006 and 2005 were 73,816,000 and 74,452,000, respectively. The weighted average number of shares used to compute diluted earnings per share in the second quarters of fiscal years 2006 and 2005 were 76,372,000 and 78,658,000, respectively. The weighted average number of shares used to compute basic earnings per share in the first two quarters of fiscal years 2006 and 2005 were 73,830,000 and 74,339,000, respectively. The weighted average number of shares used to compute diluted earnings per share in the first two quarters of fiscal years 2006 and 2005 were 76,530,000 and 78,777,000, respectively.

Options to purchase approximately 3,270,000 and 2,752,000 shares, respectively, were not included in the computation of the second quarters of fiscal years 2006 and 2005 diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 3,212,000 and 1,443,000 shares, respectively, were not included in the computation of the first two quarters of fiscal years 2006 and 2005 diluted net income per share because such options were considered anti-dilutive.

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

SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for the second quarters and first six months of fiscal years 2006 and 2005 would have been reduced to the following pro forma amounts:

Pro Forma Net Income

	Three Months Ended		Six Months Ended
	July 31, 2005	July 25, 2004	July 31, 2005	July 25, 2004
(in thousands)
Net income as reported	$7,360	$17,419	$18,208	$32,184
Additional pro forma compensation expense	5,687	7,638	11,684	15,559
Tax benefit of pro forma compensation expense	(1,837)	(1,688)	(3,144)	(3,589)

Pro forma net income	$3,510	$11,469	$9,668	$20,214

Pro forma earnings per share - basic	$0.05	$0.15	$0.13	$0.27
Pro forma earnings per share - diluted	$0.05	$0.15	$0.13	$0.26

The pro forma effect on net income for the second quarters and first six months of fiscal years 2006 and 2005 may not be representative of the pro forma effect on net income of future years because the Company has not applied the SFAS No. 123 method of accounting for pro forma compensation expense to options granted prior to January 30, 1995.

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

2.	Stock Repurchase Program

In the first quarter of fiscal year 2005, the Company announced that its Board of Directors approved a program under which the Company could repurchase up to $50.0 million of its common stock. In the second quarter of fiscal year 2006, the Company announced that it had used up the initial authorization and that its Board of Directors had approved increasing the program by an additional $50.0 million.

As of July 31, 2005, the Company had repurchased 2,949,100 shares of its common stock at a cost of $57.0 million under this program. Of the repurchased shares, 273,497 have been reissued as a result of stock option exercises and the remaining balance are being held as treasury shares. Treasury shares are expected to be reissued in the future as a result of stock option exercises.

3.	Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. As of July 31, 2005, the Company had $108.9 million of temporary investments and $111.9 million of long-term investments. As of January 30, 2005, the Company had $108.2 million of temporary investments and $111.6 million of long-term investments. Certain short-term, highly liquid investments, namely money-market accounts are accounted for as cash and cash equivalents.

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

As a result of changes in the market value of investments, the Company included $5,000 and $750,000 of unrealized loss, net of tax, in comprehensive income for the second quarters of fiscal year 2006 and 2005, respectively. The tax associated with these comprehensive income items were benefits of $3,000 and $504,000 in the second quarters of fiscal year 2006 and 2005, respectively. As a result of changes in the market value of investments, the Company included $281,000 and $1.4 million of unrealized loss, net of tax, in comprehensive income for the first two quarters of fiscal year 2006 and 2005, respectively. The tax associated with these comprehensive income items were benefits of $196,000 and $957,000 in the first two quarters of fiscal year 2006 and 2005, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and book value, with the difference in these amounts booked as part of comprehensive income:

Investments

	July 31, 2005			January 30, 2005
	Market Value	Book Value	Unrealized (Loss)	Market Value	Book Value	Unrealized (Loss)
(in thousands)
Government issues	$61,250	$62,044	$(794)	$79,683	$80,176	$(493)
Corporate issues	159,561	161,547	(1,986)	140,061	141,872	(1,811)

Investments	$220,811	$223,591	$(2,780)	$219,744	$222,048	$(2,304)

Investments and interest from cash and cash equivalents generated interest income of $1.9 million and $1.3 million in the second quarters of fiscal years 2006 and 2005, respectively. Investments and interest from cash and cash equivalents generated interest income of $3.9 million and $2.4 million in the first six months of fiscal years 2006 and 2005, respectively.

4.	Inventories

Inventories consisted of the following:

Inventories (in thousands)

	July 31, 2005	January 30, 2005
Raw materials	$3,307	$726
Work in progress	19,940	16,746
Finished goods	7,461	7,262

Inventories	$30,708	$24,734

5.	Commitments and Contingencies

As further detailed in Note 9 below, the Company has a contingent obligation that requires the Company to pay up to an additional $16.0 million to the former shareholders of XEMICS if certain performance objectives are met during an earn-out period of approximately one year that ends on April 30, 2006.

Late in fiscal year 2004, the Company established a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan totaled $213,000 and $195,000 in the second quarters of fiscal year 2006 and 2005, respectively. For the first six months of fiscal years 2006 and 2005, respectively, compensation expense under this plan totaled $372,000 and $346,000. The Company’s liability for deferred compensation totaled $3.5 million as of July 31, 2005 and $2.4 million as of January 30, 2005, and is included in other long-term liabilities. The Company has purchased whole life insurance on the lives of certain of the deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the costs of the deferred compensation plan. The cash surrender value of the company-owned life insurance was $3.5 million as of July 31, 2005 and $2.2 million as of January 30, 2005, and is included in other assets.

On June 22, 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company has joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. The group has submitted various reports to the State for review, including the results of limited groundwater sampling. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, the Company’s share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, the Company cannot reasonably determine the potential additional amount of costs, if any, associated with this matter and, accordingly, has not established a reserve for this matter.

The Company uses an environmental consulting firm, specializing in hydrogeology, to perform periodic monitoring of the groundwater at the facility in Newbury Park, California that it leased for approximately forty years. Certain contaminants have been found in the local groundwater. Monitoring results over a number of years indicate that contaminants are coming from adjacent facilities. It is not currently possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company for this site. There are no claims pending with respect environmental matters at the Newbury Park site. Accordingly, no reserve for clean up has been provided at this time.

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

The product warranty accrual, which is included in cost of sales, reflects the Company’s best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty issues based on historical experience.

The following table details the change in the product warranty.

Product Warranty Accrual

	Three Months Ended		Six Months Ended
	July 31, 2005	July 25, 2004	July 31, 2005	July 25, 2004
(in thousands)
Beginning balance	$32	$250	$32	$250
Payments made	—	(140)	—	(140)
Net expense accrued	3	93	3	93

Ending balance	$35	$203	$35	$203

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

In the normal course of its business, the Company indemnifies certain other parties, including customers, distributors, and lessors, with respect to various matters. These obligations typically arise pursuant to contracts under which the Company agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights, and certain environmental matters. The Company has also entered into agreements with its directors and certain Company executives indemnifying them against certain liabilities incurred in connection with their duties, and the Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s directors and employees. In some cases there are limits on and exceptions to the Company’s potential indemnification liability. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. Accordingly, the Company has not accrued any amounts for such indemnification obligations. However, there can be no assurances that the Company will not incur expense under these indemnification provisions in the future.

7.	Business Segments and Concentrations of Risk

The Company operates in two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. The Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years.

The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes the power management, protection, test and measurement, advanced communications and human input device product lines. Also included in the Standard Semiconductor Products segment are wireless and sensing products that the Company offers as a result of the acquisition of XEMICS on June 23, 2005. The Rectifier, Assembly and Other Products segment includes the Company’s line of assembly and rectifier devices, which are the remaining products from its original founding as a supplier into the military, aerospace and industrial equipment markets.

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

Net Sales

	Three Months Ended		Six Months Ended
	July 31, 2005	July 25, 2004	July 31, 2005	July 25, 2004
(in thousands)
Standard Semiconductor Products	$55,414	$65,791	$108,798	$125,247
Rectifier, Assembly and Other Products	2,575	2,514	5,365	4,951

Total Net Sales	$57,989	$68,305	$114,163	$130,198

Operating Income

	Three Months Ended		Six Months Ended
	July 31, 2005	July 25, 2004	July 31, 2005	July 25, 2004
(in thousands)
Standard Semiconductor Products	$8,975	$20,296	$20,233	$38,089
Rectifier, Assembly and Other Products	501	781	1,174	1,522

Total Operating Income	$9,476	$21,077	$21,407	$39,611

Included in operating income for the Standard Semiconductor Segment are gains from settlements with two of the three insurance companies sued by the Company to recover amounts associated with resolution of a past customer dispute. The settlements and related legal expenses were reported net of each other for the periods presented in the condensed consolidate statement of income. The original $12.0 million expense for the customer dispute settlement was included in operating income for the Standard Semiconductor Segment in fiscal year 2003.

Also included in operating income for the Standard Semiconductor Segment for the three and six month periods ended July 31, 2005 are one-time costs of $4.1 million that were incurred for acquisition related write-offs and amortization associated with the acquisition of XEMICS on June 23, 2005.

In the second quarter of fiscal year 2006, an end-customer that is a leading manufacturer of cellular phones, and that buys product directly from the Company, accounted for approximately 10% of net sales. In the second quarter of fiscal year 2006, two of the Company’s Asian distributors accounted for approximately 14% and 10% of net sales, respectively. In the second quarter of fiscal year 2005, one of the Company’s Asian distributors accounted for approximately 11% of net sales. No single end-customer accounted for 10% or more of net sales in the second quarter of fiscal year 2005.

As of July 31, 2005, one of the Company’s Asian distributors accounted for approximately 15% of net accounts receivable. Sales to the Company’s customers are generally made on open account, subject to credit limits it may impose, and the receivables are subject to the risk of being uncollectible.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Sales by Region

	Three Months Ended		Six Months Ended
	July 31, 2005	July 25, 2004	July 31, 2005	July 25, 2004
(% of net sales)
Domestic	21%	29%	19%	30%
Asia-Pacific	70%	64%	72%	61%
Europe	9%	7%	9%	9%

Total	100%	100%	100%	100%

Long-lived assets located outside the United States as of July 31, 2005 and January 30, 2005 were approximately $21.9 million and $15.7 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers. The Company has consigned certain equipment to a foundry based in China to support its specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into the Company’s long-term pricing arrangement with the foundry for any reserved wafers it may purchase. The Company has also installed its own test equipment at some of its packaging and testing subcontrators in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Malaysia and the Philippines, and the largest source of silicon wafers come from an outside foundry located in China.

8.	Comprehensive Income

Comprehensive income consisted of the following:

Comprehensive Income (in thousands)

	Three Months Ended		Six Months Ended
	July 31, 2005	July 25, 2004	July 31, 2005	July 25, 2004
Net income	$7,360	$17,419	$18,208	$32,184
Change in unrealized gain/loss on investments, net of tax	(5)	(750)	(281)	(1,424)
Gain (loss) for translation adjustment	(3)	44	13	(25)

Comprehensive income	$7,352	$16,713	$17,940	$30,735

9.	Acquisition

On June 23, 2005 Semtech Corporation, through its wholly-owned Swiss subsidiary, Semtech International AG (Semtech International), acquired all of the outstanding shares of XEMICS SA (XEMICS) in a cash-for-stock transaction pursuant to a share purchase and sales agreement.

XEMICS is a research and development intensive company based in Switzerland that applies low-power, low-voltage design expertise across its core technologies: sensor interfacing/data acquisition, 8-bit RISC microcontrollers, radio frequency transceivers and audio converters. These capabilities are aimed at adding value in next generation, highly integrated battery powered wireless and sensing applications. XEMICS will continue to operate from its Switzerland location and is now referred to as Semtech’s Wireless and Sensing Products business unit.

The transaction with former XEMICS’ shareholders is valued at approximately $59.0 million, assuming all variable portions of the purchase price are paid and including payments associated with settling loans from former shareholders. Semtech International paid $43.0 million upon closing of the transaction. An additional $16 million may be payable if XEMICS meets certain performance objectives during an earn-out period of approximately one year that ends on April 30, 2006. Any purchase price adjustment would be payable, at the earliest, in the second quarter of fiscal year 2007. The payment could occur in a later quarter if there is any dispute surrounding the calculations underlying the adjustment. We intend to fund any purchase price adjustment from available cash and investments balances.

The acquisition has been accounted for using the purchase method of accounting. Revenues and expenses of XEMICS have been included in the accompanying unaudited consolidated condensed statement of income beginning on the date of acquisition. Any purchase price adjustment will be accrued as an additional cost of the transaction when payment is deemed to be probable and can be reasonably estimated by the Company.

The allocation of purchase price to the acquired assets and liabilities is based on estimates of fair value and may be prospectively revised if and when additional information the Company is awaiting concerning certain asset and liability valuations is obtained, provided that such information is received no later than one year after the date of acquisition. As part of the acquisition, the Company assumed debt totaling $1.4 million related to a factoring line of credit. The preliminary allocation of the purchase price includes current assets of $8.1 million and property and equipment of $1.5 million, less current liabilities of $7.7 million and other long-term liabilities of $591,000. The Company is awaiting additional information concerning certain asset and liability valuations in order to finalize the allocation, and expects to receive the information no later than one year following the acquisition date. Also included in the purchase price allocation is $400,000 of cash outlays for legal advice, travel and other acquisition related expenses.

Consistent with purchase accounting treatment of the acquisition, during the second quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development and there was $136,000 of expense for amortization of other intangible items. The remaining $6.3 million balance of other intangible items, as detailed below, will be amortized over future periods. There are no tax-related benefits from these acquisition related costs.

Other Intangibles

	July 31, 2005	Remaining period to be amortized
(in thousands)
Backlog associated with customer design wins	$356	8 months
Core technologies	5,909	65 months
Customer relationships	29	29 months

Other Intangibles	$6,294

The former XEMICS shareholders made certain representations, warranties and covenants with respect to the financial condition of XEMICS and other matters. A portion of the purchase price was not immediately disbursed to the selling shareholders but is being held in escrow for fifteen months after the closing to assure some funds are available in the event liability attaches to the selling shareholders as a result of a breach of the representations and warranties. Six of the selling shareholders will remain liable for five years after the closing as to certain representations related to organization, capital structure, and tax matters. The share purchase and sales agreement provides for certain conditions and limitations on the selling shareholders’ liability.

Semtech has agreed to certain covenants related to support of XEMICS’ business during the earn-out period.

The foregoing description of the terms of the share purchase and sales agreement does not purport to be complete and is qualified in its entirety by the Share Purchase and Sales Agreement attached as Exhibit 10.1 to the Form 8-K filed by the Company on June 20, 2005.

10.	Insurance Settlements and Related Expenses

In fiscal year 2003, the Company announced that it had resolved a customer dispute. Under the terms of the settlement, the Company agreed to pay the customer $12.0 million in cash. The Company stated at that time that it would vigorously pursue insurance coverage for the full value of the settlement and subsequently filed lawsuits against three of its insurance companies.

In the second quarter of fiscal year 2006, the Company reached settlements with two of the three insurance companies. Under terms of the insurance settlements, Semtech recorded a $3.0 million gain in the second quarter of fiscal year 2006, which is reported net of $1.3 million of second-quarter related legal expenses and as a separate line item in the condensed consolidated statements of income. The cash associated with these settlements was received by the Company subsequent to the end of the second quarter of fiscal year 2006. For additional information regarding the insurance settlements, see the Form 8-K’s filed by the Company on July 7, 2005 and July 19, 2005 and Exhibit 10.1 to this Form 10-Q.

The case against the remaining insurance company is expected to go to trial in the third quarter of fiscal year 2006. The Company is unable to predict if settlement will be reached prior to trial. There is no assurance that the Company will prevail at trial or that the insurance company will not appeal if the Company does prevail. Legal fees and expenses related to pursuit of the insurance recovery have been, and will continue to be, expensed in the period incurred. If the settlement amount or amount awarded at trial is less than the Company seeks, if the Company fails to prevail at trial, or if the Company or insurance company appeals the decision, future quarters may show a net charge for legal expenses and/or legal expenses for fiscal year 2006 as a whole may exceed the amount recovered from the insurance companies.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders, which provide liberal cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the second quarter of fiscal year 2006 were 40% of net sales. The remaining 60% of net sales were made through independent distributors.

We divide and operate our business based on two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. We do not track balance sheet items by individual reportable segments. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our power management, protection, test and measurement, advanced communications and human input device. Also included in the Standard Semiconductor Products segment are wireless and sensing products that we offer as a result of our acquisition of XEMICS on June 23, 2005. The Rectifier, Assembly and Other Products segment includes our line of assembly and rectifier devices, which are the remaining products from our founding as a supplier into the military and aerospace market.

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

Acquisition

On June 23, 2005, we acquired through our wholly-owned Swiss subsidiary, Semtech International AG, all of the outstanding shares of XEMICS SA (XEMICS) in a cash-for-stock transaction pursuant to a share purchase and sales agreement.

XEMICS is a research and development intensive company based in Switzerland that applies low-power, low-voltage design expertise across its core technologies, namely sensor interfacing/data acquisition, 8-bit RISC microcontrollers, radio frequency transceivers and audio converters. These capabilities are aimed at adding value in next generation, highly integrated battery powered wireless and sensing applications. XEMICS will continue to operate from its Switzerland location and will be referred to as our Wireless and Sensing Products business unit and is included in the Standard Semiconductor Products Segment.

We believe the acquisition of XEMICS strategically enhances our competitive edge in developing high-performance analog ICs. XEMICS offers proprietary technology, including patents and other exclusive IP; access to applied research; and an existing business. We have market presence and capital resources; relationships with industry leaders; a base of synergistic product sales; and a worldwide infrastructure of sales, marketing and manufacturing resources. The addition of XEMICS represents a convergence of technology between our key analog disciplines of power management and over-voltage protection and XEMICS’s core capabilities in designing ultra low power building blocks. We believe that the acquisition of XEMICS broadens our capabilities and that the integration of its core functions with ours will be critical in winning new designs.

Consistent with purchase accounting treatment of the acquisition, we included XEMICS’ results of operations as of the close of the transaction on June 23, 2005. For the second quarter of fiscal year 2006, XEMICS results of operations were included for a five week period. Its sales contribution (included in Net Sales under consolidated condensed statements of income) for the last five weeks of the second quarter of fiscal year 2006 was $2.9 million. The associated cost of goods and other operating expenses for the last five weeks of the second quarter of fiscal year 2006 have also been included in the consolidated results.

During the second quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development and there was $136,000 of expense for amortization of other intangible items. The remaining $6.3 million balance of other intangible items will be amortized over future periods. There are no tax-related benefit from these acquisition related costs.

Additional information regarding the acquisition is provided in note 9 to the unaudited financial statements included in this Form 10-Q.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated condensed financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. We classify our investments as “available for sale” because we expect to possibly sell some securities prior to maturity. We included any unrealized gain or loss, net of tax, in comprehensive income, as detailed in Note 8.

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

Contingencies and Litigation

We are involved in various disputes and litigation matters as both claimant and defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and estimable. Any amounts recorded are based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates.

Accounting for Income Taxes

The Financial Accounting Standards Board (“FASB”) issuance of Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

As part of the process of preparing our consolidated condensed financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated condensed balance sheet. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Generally, to the extent we change the valuation allowance in a period, the change is recorded through the tax provision in the statement of operations. If a valuation allowance relates to benefits from stock option exercise activity, any adjustment to the valuation allowance would be recorded to paid-in-capital in the period of the adjustment. Any release of a valuation allowance established against a pre-acquisition XEMICS net operating loss carryforward will be recorded to goodwill. Management continually evaluates our deferred tax assets to assess whether it is likely that the deferred tax assets will be realized.

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

On October 22, 2004 the American Jobs Creation Act of 2004 (the “Act”) was signed into law and creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. On January 13, 2005 the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. Based on our current understanding of the Act, we believe that we are unlikely to repatriate any funds under this Act.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 31, 2005	July 25, 2004	July 31, 2005	July 25, 2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	44.6%	40.2%	44.1%	40.4%

Gross Profit	55.4%	59.8%	55.9%	59.6%
Operating costs and expenses:
Selling, general & administrative	18.8%	16.5%	18.8%	16.6%
Product development & engineering	16.1%	12.3%	15.7%	12.6%
Acqusition related write-offs and amortz.	7.1%	0.0%	3.6%	0.0%
Insurance related legal expenses/(settlements)	-3.0%	0.1%	-1.0%	0.1%

Total operating costs and expenses	39.1%	28.9%	37.1%	29.2%

Operating income	16.3%	30.9%	18.8%	30.4%
Interest and other income, net	2.4%	1.9%	2.9%	1.7%

Income before taxes	18.8%	32.7%	21.7%	32.1%
Provision for taxes	6.1%	7.2%	5.7%	7.4%

Net income	12.7%	25.5%	15.9%	24.7%

Comparison Of The Three Months Ended July 31, 2005 and July 25, 2004

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The second quarters of fiscal year 2006 and 2005 were each made up of 13 weeks.

Net Sales. Net sales for the second quarter of fiscal year 2006 were $58.0 million, a decline of 15% compared to $68.3 million for the second quarter of fiscal year 2005. End-application demand for our products in the second quarter of fiscal year 2006 compared to the prior year period was most impacted by an approximately 77% decline in sales of products used in ATE applications, a 30% decline in cell phone related products and a 26% decline in notebook related product sales. These declines were only partially offset by growth in other end-market segments, mostly a 20% increase in product sales tied to desktop computer applications, a 13% increase in wireline related products and a 90% increase in products used in industrial and other end-market applications.

Our estimate of sales by major end-markets are detailed below:

End-Market

	Three Months Ended July 31, 2005	Three Months Ended July 25, 2004
(% of net sales)
Computer	31%	32%
Communications	46%	47%
Industrial/Other	23%	21%

Total	100%	100%

Standard Semiconductor Products represented 96% of net sales in the second quarter of fiscal year 2006, while 4% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 96% of net sales in the second quarter of fiscal year 2005 and Rectifier, Assembly and Other Products’ sales were 4%. Sales of Standard Semiconductor Products decreased 16% in the second quarter of fiscal year 2006 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 2% in the second quarter of fiscal year 2006 as compared to the prior year period.

Net Sales by Reportable Segment

	Three Months Ended July 31, 2005		Three Months Ended July 25, 2004		Change
(in thousands)
Standard Semiconductor Products	$55,414	96%	$65,791	96%	-16%
Rectifier, Assembly and Other Products	$2,575	4%	$2,514	4%	2%

Net sales	$57,989	100%	$68,305	100%	-15%

The 16% decline in sales of Standard Semiconductor Products in the second quarter of fiscal year 2006 reflected general weakness in our sales into the computing and communications markets, and the ATE portion of the industrial end-market. As noted above, sales of products used in notebook, cellular phone and ATE applications, all of which are from the Standard Semiconductor Products segment, were all down compared with the second quarter of the prior year. These three end-applications represent more than 50% of Standard Semiconductor Products’ sales.

Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “Industrial/Other”) increased 2% in the second quarter of fiscal year 2006 compared to the prior year period due to improved demand from industrial and military customers. These products are older technology products.

Gross Profit. Gross profit for the second quarter of fiscal year 2006 was $32.1 million, compared to $40.8 million for the prior year period. The decrease was due to a 15% decline in sales and a decline in gross margin to 55%, down from 60% in the prior year second quarter.

In the second quarter of fiscal year 2006, we sold $107,000 of previously written-down inventory compared to $71,000 of previously written-down inventory sold in the second quarter of fiscal year 2005.

The decline in gross margin from 60% to 55% for the second quarter of fiscal year 2006 was most impacted by a greater than 75% decline in sales of our test and measurement products. The gross margin decline also reflected lower manufacturing overhead utilization and lower average selling prices in the desktop computing, cellular phone and notebook computing segments during the second quarter of fiscal year 2006.

We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, which is typical in the semiconductor industry, tend to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in particular end-applications.

Operating Costs and Expenses. Operating costs and expenses were $22.6 million, or 39% of net sales in the second quarter of fiscal year 2006. Operating costs and expenses for the second quarter of fiscal year 2005 were $19.8 million, or 29% of net sales.

	Three Months Ended July 31, 2005		Three Months Ended July 25, 2004		Change
	Costs/ Exp.	% sales	Costs/ Exp.	% sales
(in thousands)
Selling, general and administrative	$10,915	19%	$11,261	16%	-3%
Product development and engineering	$9,321	16%	$8,435	12%	11%
Acqusition related costs	$4,136	7%	$—	0%	N/A
Insurance related legal costs/(settlements)	$(1,726)	-3%	$62	0%	-2884%

Total operating costs and expenses	$22,646	39%	$19,758	29%	15%

Operating Income. Operating income was $9.5 million in the second quarter of fiscal year 2006, down from operating income of $21.1 million in the second quarter of fiscal year 2005. Operating income was impacted by a 15% decline in net sales, lower gross margin and a 15% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

	Three Months Ended July 31, 2005		Three Months Ended July 25, 2004		Change
(in thousands)
Standard Semiconductor Products	$8,975	95%	$20,296	96%	-56%
Rectifier, Assembly and Other Products	$501	5%	$781	4%	-36%

Total operating income	$9,476		$21,077		-55%

Operating income in the second quarter of fiscal year 2006 for the Standard Semiconductor Products segment declined due to a 15% reduction in net sales and higher operating expenses, which included $4.1 million of acquisition related costs that were only partially offset by a gain from an insurance settlement, that was net of related legal expenses. Operating income for the Rectifier, Assembly and Other Products segment declined in the second quarter of fiscal year 2006 compared to the prior year, reflecting the impact of a 2% increase in sales that was more than offset by higher operating expenses.

Included in operating income for the Standard Semiconductor Segment are gains from settlements with two of the three insurance companies sued by us to recover amounts associated with resolution of a past customer dispute. The settlements and related legal expenses were reported net of each other for the periods presented in the condensed consolidate statement of income. The original $12.0 million expense for the customer dispute settlement in fiscal year 2003 were at the time also included in operating income for the Standard Semiconductor Segment.

Also included in operating income for the Standard Semiconductor Segment for the three month period ended July 31, 2005 are one-time costs of $4.1 million that were incurred for acquisition related write-offs and amortization associated with the acquisition of XEMICS on June 23, 2005.

Interest and Other Income, Net. Net interest and other income was income of $1.4 million in the second quarter of fiscal year 2006. Net interest and other income in the second quarter of fiscal year 2005 was income of $1.3 million.

Interest and other income includes interest income from investments and other items. The increase in net interest and other income in the second quarter of fiscal year 2006 resulted mostly from higher absolute amounts of interest income due to higher investment balances and higher rates of return on investments.

Provision for Taxes. Provision for income taxes was $3.5 million for the second quarter of fiscal year 2006, compared to $4.9 million in the second quarter of fiscal year 2005. The effective tax rate for the second quarter of fiscal year 2006 was 32% and for the second quarter of fiscal year 2005 was 22%. The effective tax rate was higher in the second quarter of fiscal year 2006 due primarily to the impact of a $1.7 million insurance settlement (net of related legal expenses) that was taxed at a higher effective rate and the tax impact of $4.1 million of non-deductible acquisition related costs. There are several factors which can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors.

Comparison Of The First Six Months Ended July 31, 2005 and July 25, 2004

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first six months of fiscal year 2006 and 2005 were each made up of 26 weeks.

Net Sales. Net sales for the first six months of fiscal year 2006 were $114.2 million, a decline of 12% compared to $130.2 million for the first six months of fiscal year 2005. End-application demand for our products in the first six months of fiscal year 2006 compared to the prior year period was most impacted by a greater than 80% decline in sales of products used in ATE applications, a 20% decline in cell phone application related sales and a 16% decline in products used in notebook computers. End-market applications that partially offset these declines included a 20%

increase in products used in desktop computers, a 17% increase in products used in wireline applications and a 75% increase in products used in industrial and other end-market applications.

Our estimate of sales by major end-markets are detailed below:

End-Market

	Six Months Ended July 31, 2005	Six Months Ended July 25, 2004
(% of net sales)
Computer	31%	32%
Communications	49%	47%
Industrial/Other	20%	21%

Total	100%	100%

Standard Semiconductor Products represented 95% of net sales in the first six months of fiscal year 2006, while 5% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 96% of net sales in the first six months of fiscal year 2005 and Rectifier, Assembly and Other Products’ sales were 4%. Sales of Standard Semiconductor Products decreased 13% in the first six months of fiscal year 2006 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 8% in the first six months of fiscal year 2006 as compared to the prior year period.

Net Sales by Reportable Segment

	Six Months Ended July 31, 2005		Six Months Ended July 25, 2004		Change
(in thousands)
Standard Semiconductor Products	$108,798	95%	$125,247	96%	-13%
Rectifier, Assembly and Other Products	$5,365	5%	$4,951	4%	8%

Net sales	$114,163	100%	$130,198	100%	-12%

The 13% decline in sales of Standard Semiconductor Products in the first six months of fiscal year 2006 reflected general weakness in our sales into the computing, communications and industrial end-markets. As noted above, sales of products used in notebook, cellular phone and ATE applications, all of which are from the Standard Semiconductor Products segment, were all down compared with the first six months of the prior year. These three end-applications represent more than 50% of Standard Semiconductor Products’ sales.

Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “Industrial/Other”) increased 8% in the first six months of fiscal year 2006 compared to the prior year period due to improved demand from industrial and military customers. These products are older technology products.

Gross Profit. Gross profit for the first six months of fiscal year 2006 was $63.8 million, compared to $77.6 million for the prior year period. The decrease was due to an 18% decline in sales and a decline in gross margin to 56%, down from 60% in the prior year first six months.

In the first six months of fiscal year 2006, we sold $125,000 of previously written-down inventory and $364,000 of previously written-down inventory was sold in the first six months of fiscal year 2005.

The decline in gross margin from 60% to 56% for the first six months of fiscal year 2006 was most impacted by a greater than 80% decline in sales of our test and measurement products. The gross margin decline also reflected lower manufacturing overhead utilization and lower average selling prices in the desktop computing, cellular phone and notebook computing segments during the first six months of fiscal year 2006.

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

Operating Costs and Expenses. Operating costs and expenses were $42.4 million, or 37% of net sales in the first six months of fiscal year 2006. Operating costs and expenses for the first six months of fiscal year 2005 were $38.0 million, or 29% of net sales.

	Six Months Ended July 31, 2005		Six Months Ended July 25, 2004		Change
	Costs/Exp.	% sales	Costs/Exp.	% sales
(in thousands)
Selling, general and administrative	$21,429	19%	$21,580	17%	-1%
Product development and engineering	$17,954	16%	$16,342	13%	10%
Acqusition related costs	$4,136	4%	$—	0%	N/A
Insurance related legal costs/(settlements)	$(1,132)	-1%	$84	0%	-1448%

Total operating costs and expenses	$42,387	37%	$38,006	29%	12%

Operating Income. Operating income was $21.4 million in the first six months of fiscal year 2006, down from operating income of $39.6 million in the first six months of fiscal year 2005. Operating income was impacted by a 12% decline in net sales, lower gross margin and a 12% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

	Six Months Ended July 31, 2005		Six Months Ended July 25, 2004		Change
(in thousands)
Standard Semiconductor Products	$20,233	95%	$38,089	96%	-47%
Rectifier, Assembly and Other Products	$1,174	5%	$1,522	4%	-23%

Total operating income	$21,407		$39,611		-46%

Operating income in the first six months of fiscal year 2006 for the Standard Semiconductor Products segment declined due to a 13% reduction in net sales and higher operating expenses, which included $4.1 million of acquisition related costs that were only partially offset by a gain from an insurance settlement, that was net of related legal expenses. Operating income for the Rectifier, Assembly and Other Products segment declined in the first six months of fiscal year 2006 compared to the prior year, reflecting the impact of an 8% increase in sales that was more than offset by higher operating expenses.

Included in operating income for the Standard Semiconductor Segment are gains from settlements with two of the three insurance companies sued by us to recover amounts associated with resolution of a past customer dispute. The settlements and related legal expenses were reported net of each other for the periods presented in the condensed consolidate statement of income. The original $12.0 million expense for the customer dispute settlement in fiscal year 2003 were at the time also included in operating income for the Standard Semiconductor Segment.

Also included in operating income for the Standard Semiconductor Segment for the six month period ended July 31, 2005 are one-time costs of $4.1 million that were incurred for acquisition related write-offs and amortization associated with the acquisition of XEMICS on June 23, 2005.

Interest and Other Income, Net. Net interest and other income amounted to income of $3.3 million in the first six months of fiscal year 2006 and income of $2.2 million in the first six months of fiscal year 2005.

Interest and other income includes interest income from investments and other items. The increase in net interest and other income in the first six months of fiscal year 2006 resulted mostly from higher absolute amounts of interest income due to higher investment balances and higher rates of return on investments.

Provision for Taxes. Provision for income taxes was $6.5 million for the first six months of fiscal year 2006, compared to $9.6 million in the first six months of fiscal year 2005. The effective tax rate for the first six months of fiscal year 2006 was 26% and for the first six months of fiscal year 2005 was 23%. The effective tax rate was higher in the first six months of fiscal year 2006 due mostly to the impact of an insurance settlement that was taxed at a higher effective rate and the tax impact of non-deductible acquisition related costs. There are several factors which can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets and liabilities.

As of July 31, 2005, we had working capital of $192.4 million, compared with $221.4 million as of January 30, 2005. The ratio of current assets to current liabilities as of July 31, 2005 was 6.5 to 1, compared to 8.6 to 1 as of January 30, 2005. The decrease in working capital as of July 31, 2005 was mostly the result of a $43.0 million cash payment made to acquire XEMICS during the second quarter of fiscal year 2006.

Our combined amount of cash and cash equivalents, temporary investments and long-term investments was $262.7 million as of July 31, 2005, down from $301.9 million as of January 30, 2005. We have no long-term debt and $6.6 million of long-term liabilities as of July 31, 2005. Our combined amount of cash and cash equivalents, temporary investments and long-term investments would generally be available for any capital or liquidity needs.

Operating Cash Flows. Cash provided by operating activities was $24.0 million for the first six months of fiscal year 2006, compared to cash provided by operating activities of $30.7 million for the first six months of fiscal year 2005. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $5.5 million and $4.8 million in the first six months of fiscal year 2006 and 2005, respectively.

Operating cash flow in the first six months of fiscal year 2006 was positively impacted by net income of $18.2 million and by increases in deferred income taxes, tax benefit of stock option exercises, in process research and development write-off, and loss on the disposition of property, plant and equipment. These were partially offset by various changes in assets and liabilities, the largest being an increase in other assets, inventories and receivables, a decline in accounts payable and accrued liabilities and deferred revenue.

Operating cash flows in the first six months of fiscal year 2006 were $5.8 million higher than net income for the period, reflecting in part the add-back of $5.5 million of depreciation and amortization, $1.5 million of deferred income taxes and various changes in assets and liabilities, none of which were larger than $2.5 million.

Operating cash flow in the first six months of fiscal year 2005 included the payout of $6.0 million related to settlement of a customer dispute, $3.0 million related to year-end bonuses that were accrued in fiscal year 2004 and a $7.2 million increase in inventories. The first six months of fiscal year 2005 operating cash flow was also impacted by $5.0 million of tax benefit from stock option exercise and other changes in assets and liabilities.

Cash Flows Related to Investing Activities. Investing activities used $50.4 million in the first six months of fiscal year 2006 compared to $53.5 million used in the prior year period. Investing activities for both periods consist of changes in investments and cash used for capital expenditures. Investing activities for the first six months of fiscal year 2006 included the $43.3 million outlay for the acquisition of XEMICS in the second quarter. Included in the investing activities for the first six months of fiscal year 2005 was $225,000 of proceeds from the sale of assets. Additions to property, plant and equipment for the first six months of fiscal year 2006 and 2005, which represent a use of cash for investing activities, were $6.9 million and $11.3 million, respectively. The combination of the purchase of available-for-sale investments and proceeds from sale and maturities of available-for-sale investments for both periods reflect the net purchase of additional investments in the amount of $1.1 million for the first six months of fiscal year 2006 and $42.4 million for the first six months of fiscal year 2005.

Cash Flows Related to Financing Activities. Our financing activities used $13.5 million during the first six months of fiscal year 2006 and $10.7 million in the prior year period. Financing activities for the first six months of fiscal year 2006 reflect $4.9 million of proceeds from stock option exercises and the reissuance of treasury stock, which together were more than offset by $18.4 million used to repurchase treasury stock. Financing activities for the first six months of fiscal year 2005 reflect $5.4 million of proceeds from stock option exercises that was offset by $16.1 million of stock repurchases pursuant to a stock buyback.

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

We believe that operating cash flows together with cash reserves are sufficient to fund operations and capital expenditures for the foreseeable future and any purchase price adjustment that may be payable to the selling shareholders of XEMICS, as described in note 9 to the unaudited financial statements included in this Form 10-Q.

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

Contractual Obligations

On June 17, 2005 Semtech Corporation’s wholly-owned Swiss subsidiary, Semtech International AG, entered into a definitive agreement to acquire XEMICS SA, a privately-held Swiss company, in a cash-for-stock transaction. As further detailed in Note 9 to the unaudited financial statements included in this Form 10-Q, we have a contingent obligation that requires us to pay up to an additional $16 million to the former shareholders of XEMICS if certain performance objectives are met during an earn-out period of approximately one year that ends on April 30, 2006. Any purchase price adjustment would be payable, at the earliest, in the second quarter of fiscal year 2007. The payment could occur in a later quarter if there is any dispute surrounding the calculations underlying the adjustment.

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

Available Information

General information about us can be found on our website at www.semtech.com. The information on our website is for information only and should not be relied on for investment purposes. The information on or website is not incorporated by reference into this Form 10-Q and should not be considered part of this or any other report filed with the Securities and Exchange Commission (“SEC”).

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

A majority of our net sales are into larger, vertical end-market applications. Fluctuations, seasonality and economic downturns in any of our end-markets may have adverse consequences for our business

A majority of our net sales are into larger, vertical end-market applications such as notebook computers, desktop computers and cellular phones. Vertical end-market applications tend to be highly cyclical over time and highly competitive given the significant unit opportunities they represent. Horizontal markets tend to be less cyclical, but unit volume opportunities are much lower. We consider the industrial market to be a horizontal end-market, because it is much more broad-based and comprised of many non-standardized end-applications.

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

We obtain many essential components and materials and certain critical manufacturing services from a limited number of suppliers and subcontractors, which are principally foreign-based entities

Our reliance on a limited number of outside subcontractors and suppliers for silicon wafers, packaging, test and certain other processes involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks are attributable to several factors, including limitations on resources, labor problems, equipment failures or the occurrence of natural disasters. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments and harm our business. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

The identity of our largest customers has varied from year to year. Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. We had several end-customers in our most resent fiscal year which ended January 30, 2005 that accounted for more than 5% of net sales, but less than 10% of net sales. In the second quarter of fiscal year 2006, one of our end-customers that is a leading manufacturer of cellular phones accounted for approximately 10% of net sales.

Several of our authorized distributors have regularly accounted for more than 10% of net sales on an annual basis. Depending on the authorized distributor and their strategic focus, they can support anywhere from a few end-customers to many end-customers. For our most recent fiscal year, fiscal year 2005 that ended January 30, 2005, two of our Asian distributors accounted for approximately 11% and 10%, respectively, of net sales. As of July 31, 2005, one of these Asian distributors accounted for approximately 15% of our net accounts receivable. Sales to our customers are generally made on open account, subject to credit limits we may impose, and the receivables are subject to the risk of being uncollectible.

We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term supply contracts. The loss of any significant customer, any material reduction in orders by any of our significant customers, the cancellation of a significant customer order or the cancellation or delay of a customer’s significant program or product could harm our business.

Most of our authorized distributors, which together represent nearly half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable

In our most recent fiscal year that ended January 30, 2005, authorized distributors accounted for approximately 51% of our net sales. In the second quarter of fiscal year 2006, authorized distributors accounted for approximately 60% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2005, our two largest distributors were based in Asia.

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

We face risks associated with companies we have acquired in the past and may acquire in the future

We have expanded our operations through strategic acquisitions, such as the acquisition of XEMICS SA in June 2005, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions could use a significant portion of our available liquid assets and/or we could incur debt or issue equity securities to fund acquisitions. Issuance of equity securities could be dilutive to existing shareholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse against the selling party. We can not provide any assurance that any acquisition will have a positive impact on our future performance.

If we are unsuccessful in integrating acquired companies into our operations or if integration is more difficult than anticipated, then we may not achieve anticipated cost savings or synergies and may experience disruptions that could harm our business. Some of the risks that may affect our ability to successfully integrate acquired companies include those associated with:

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development, especially with respect to highly complex technologies;

•	assuring acquired products meet our quality standards;

•	loss of key employees or customers of the acquired company;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	consolidation of facilities and functions;

•	the geographic distance between the companies; and

•	disparate corporate cultures.

Acquisitions could have a negative impact on our future earnings by way of poor performance by the acquired company or, if we later conclude we are unable to use or sell an acquired product or technology, we could be required to write down the related intangible assets and goodwill. If such write-downs are significant, they could materially harm our business.

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

Earthquakes or other natural disasters may cause us significant losses; Hurricane Katrina could interrupt our supply chain or disrupt our customer base

Our corporate headquarters, a portion of our assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We do not maintain earthquake insurance and could be harmed in the event of a major earthquake. We generally do not maintain flood coverage, including in our Asian locations were we have certain operations support and sales offices. Such flood coverage has become very expensive; as a result the Company has elected not to purchase this coverage.

Our business could be harmed if natural disasters interfere with production or delivery of wafers or other materials by our suppliers, assembly and testing of products by our subcontractors, or our distribution network. We maintain some business interruption insurance to help reduce the effect of such business interruptions, but we are not fully insured against such risks. Likewise, our business could be adversely impacted if a natural disaster were to shut down or significantly curtail production at one or more of our end customers. Any such loss of revenue due to a slowdown or cessation of end customer demand is uninsured.

None of our facilities was affected by Hurricane Katrina that struck in August 2005 or by the subsequent flooding. We do not have a significant customer base in the devastated portions of the southeastern States, but do have at least one supplier whose facilities were damaged. This supplier provides hydrogen used by our Rectifier, Assembly and Other Products segment. If deliveries are interrupted and we are unable to secure hydrogen from an alternate source, our business could suffer. We do not believe a short-term disruption in supply of this commodity would be material to the Company as a whole, as the Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years. We continue to evaluate the impact of this natural disaster on the remainder of our supply chain and customer base.

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

Management’s report for fiscal year 2005, and the required attestation report of our independent registered public accounting firm, are included in our Annual Report on Form 10-K for fiscal year 2005. Our controls and procedures are also discussed in Part 1, Item 4 of this Form 10-Q.

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

Interest Rate and Market Risk

As of July 31, 2005, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of July 31, 2005, we had $41.9 million of cash and cash equivalents and $220.8 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments.

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

The Company periodically becomes subject to legal proceedings in the ordinary course of its business. The Company is not currently involved in any legal proceedings that it believes will materially and adversely affect its business.

On June 22, 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company has joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. The group has submitted various reports to the State for review, including the results of limited groundwater sampling. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, the Company’s share of the group’s expenses has not been material and has been expensed as incurred. At this time there is not a specific proposal or budget with respect to additional studies or the clean-up of the site. Thus, the Company cannot reasonably determine the potential additional amount of costs, if any, associated with this matter and, accordingly, it has not established a reserve for this matter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

This table provides information with respect to purchases by the Company of shares of common stock during the second quarter of fiscal year 2006.

Issuer Purchases of Equity Securities

Calendar Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May-05	—	—	—	$2.7 million
Jun-05	158,000	$17.13	158,000	$50.0 million
Jul-05	400,400	$17.46	400,400	$43.0 million
Total second quarter	558,400	$18.31	558,400

(1)	On February 24, 2004 the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). On June 27, 2005, the Company announced that it had used up the initial authorization and that its Board of Directors had approved an additional $50.0 million for the 2004 Program. The 2004 Program does not have an expiration date. No publicly announced plan or program of the Company for the purchase of shares expired during the period covered by the table.

(2)	As shown in the table, all shares purchased by the Company during the period covered by the table were purchased through the 2004 Program. The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As contemplated by the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 11, 2005 (“Proxy Statement”), an Annual Meeting of Shareholders was held on June 16, 2005.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act of 1934; there was no solicitation in opposition to the management’s nominees as listed in the Proxy Statement; and all such nominees were elected.

At the June 16, 2005 Annual Meeting, the shareholders of the Company voted on two matters:

First, the shareholders elected the following individuals to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified:

	Votes Cast For	Votes Withheld
Glen M. Antle	61,453,943	9,029,556
James P. Burra	69,102,430	1,381,069
Jason L. Carlson	69,044,028	1,439,471
Rockell N. Hankin	69,102,230	1,381,269
James T. Lindstrom	69,941,315	542,184
John L. Piotrowski	29,299,046	41,184,453
John D. Poe	69,103,263	1,380,236
James T. Schraith	68,459,370	2,024,129

Also, the shareholders approved the appointment of Ernst & Young LLP as the Company’s registered independent public accountant for fiscal year 2006. The appointment was ratified by a vote of 70,386,053 shares, with 90,482 votes against, 6,964 abstentions and no non-votes.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1	Settlement Agreement among American Manufacturers Mutual Insurance Company, Lumbermens Mutual Casualty Company, and Semtech Corporation

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: September 8, 2005	/s/ JASON L. CARLSON
Jason L. Carlson
President and Chief Executive Officer

Date: September 8, 2005	/s/ DAVID G. FRANZ, JR.
David G. Franz, Jr.
Vice President Finance, Chief Financial Officer