Form 10-Q
period 2005-10-30
SEMTECH CORP
filed 2005-12-09
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 30, 2005

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at November 30, 2005: 72,843,740

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net sales	$60,870	$64,987	$175,033	$195,185
Cost of sales	26,605	27,767	76,974	80,348

Gross profit	34,265	37,220	98,059	114,837

Operating costs and expenses:
Selling, general and administrative	11,501	11,375	32,930	32,955
Product development and engineering	10,143	8,826	28,097	25,168
Acquisition related items	409	—	4,545	—
Insurance related legal expenses and (settlements), net	502	63	(630)	147

Total operating costs and expenses	22,555	20,264	64,942	58,270

Operating income	11,710	16,956	33,117	56,567
Interest and other income, net	1,929	2,142	5,266	4,324

Income before taxes	13,639	19,098	38,383	60,891
Provision for taxes	2,121	4,503	8,657	14,112

Net income	$11,518	$14,595	$29,726	$46,779

Earnings per share:
Basic	$0.16	$0.20	$0.40	$0.63
Diluted	$0.15	$0.19	$0.39	$0.60
Weighted average number of shares:
Basic	73,239	74,000	73,633	74,220
Diluted	75,449	77,486	76,145	78,320

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	October 30, 2005	January 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,808	$82,154
Temporary investments	109,540	108,167
Receivables, less allowances	27,029	22,098
Inventories	27,127	24,734
Deferred income taxes	6,975	7,255
Other current assets	7,765	6,026

Total current assets	236,244	250,434
Property, plant and equipment, net	58,313	55,674
Investments, maturities in excess of 1 year	100,482	111,577
Deferred income taxes	24,376	26,916
Goodwill	33,212	—
Other intangibles, net	5,885	—
Other assets	11,225	13,324

Total Assets	$469,737	$457,925

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$527	$—
Accounts payable	13,562	9,504
Accrued liabilities	11,220	11,697
Income taxes payable	1,846	3,495
Deferred revenue	1,974	2,879
Deferred income taxes	1,681	1,443

Total current liabilities	30,810	29,018
Deferred income taxes	2,327	2,131
Other long-term liabilities	5,442	2,410
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 76,386,168 issued and 72,824,215 outstanding on October 30, 2005 and 75,605,005 issued and 73,845,130 outstanding on January 30, 2005	766	758
Treasury stock, at cost, 3,561,953 shares as of October 30, 2005 and 1,759,875 shares as of January 1, 2005	(64,373)	(35,060)
Additional paid-in capital	223,506	214,573
Retained earnings	272,356	245,037
Accumulated other comprehensive income	(1,097)	(942)

Total stockholders’ equity	431,158	424,366

Total Liabilities and Stockholders’ Equity	$469,737	$457,925

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	October 30, 2005	October 31, 2004
Cash flows from operating activities:
Net income	$29,726	$46,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,677	7,240
Deferred income taxes	3,254	4,710
Tax benefit of stock option exercises	3,477	6,532
In process research and development write-off	4,000	—
Loss on disposition of property, plant and equipment	216	242
Provision for doubtful accounts	—	40
Changes in assets and liabilities:
Receivables	(1,790)	2,090
Inventories	1,056	(7,637)
Other assets	1,195	(14,450)
Accounts payable and accrued liabilities	(4,126)	(691)
Deferred revenue	(905)	1,355
Income taxes payable (refundable)	(1,649)	6,992
Other liabilities	2,441	1,704

Net cash provided by operating activities	45,572	54,906
Cash flows from investing activities:
Purchase of available-for-sale investments	(55,818)	(105,844)
Proceeds from sales and maturities of available-for-sale investments	65,540	67,811
Proceeds on sale of assets	—	225
Purchase of XEMICS, net of cash acquired	(42,444)	—
Other	(269)	—
Additions to property, plant and equipment	(9,640)	(15,722)

Net cash used in investing activities	(42,631)	(53,530)
Cash flows from financing activities:
Repayment of notes payable to bank	(873)	—
Exercise of stock options	5,464	8,577
Repurchase of treasury stock	(33,016)	(27,596)
Reissuance of treasury stock	1,293	716

Net cash used in financing activities	(27,132)	(18,303)
Effect of exchange rate changes on cash and cash equivalents	(155)	(25)

Net decrease in cash and cash equivalents	(24,346)	(16,952)
Cash and cash equivalents at beginning of period	82,154	96,314

Cash and cash equivalents at end of period	$57,808	$79,362

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the current presentation.

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech Corporation and its subsidiaries as of October 30, 2005, the results of their operations for the third quarter and three quarters then ended, and their cash flows for the three quarters then ended.

The results reported in these consolidated condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

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

As of October 30, 2005 and January 30, 2005, the Company had $37.4 million and $30.1 million, respectively, of valuation reserves. Management periodically evaluates the Company’s deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. If management ever determined that a deferred tax asset was not likely to be realized, a write-down of that asset would be required.

In the current period, the Company determined that it qualifies for a sales exclusion provision in a foreign jurisdiction. This exclusion results in a reduction to the Company’s current period tax provision of approximately $1.8 million, of which approximately $820,000 relates to the nine month period ending October 30, 2005 and approximately $968,000 relates to the fiscal year ending January 30, 2005.

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

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the respective reporting period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in the third quarters of fiscal years 2006 and 2005 were 73,239,000 and 74,000,000, respectively. The weighted average number of shares used to compute diluted earnings per share in the third quarters of fiscal years 2006 and 2005 were 75,449,000 and 77,486,000, respectively. The weighted average number of shares used to compute basic earnings per share in the first three quarters of fiscal years 2006 and 2005 were 73,633,000 and 74,220,000, respectively. The weighted average number of shares used to compute diluted earnings per share in the first three quarters of fiscal years 2006 and 2005 were 76,145,000 and 78,320,000, respectively.

Options to purchase approximately 6,278,000 and 3,559,000 shares, respectively, were not included in the computation of the third quarters of fiscal years 2006 and 2005 diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 4,739,000 and 3,207,000 shares, respectively, were not included in the computation of the first three quarters of fiscal years 2006 and 2005 diluted net income per share because such options were considered anti-dilutive.

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

SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income (loss) and net income (loss) per share for the third quarters and first three quarters of fiscal years 2006 and 2005 would have been reduced to the following pro forma amounts:

Pro Forma Net Income (Loss) (in thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net income (loss) as reported	$11,518	$14,595	$29,726	$46,779
Additional pro forma compensation expense, net of tax benefit	(13,163)	(12,330)	(18,436)	(20,386)

Pro forma net income (loss)	$(1,645)	$2,265	$11,290	$26,393

Pro forma earnings per share - basic	$(0.02)	$0.03	$0.15	$0.36
Pro forma earnings per share - diluted	$(0.02)	$0.03	$0.15	$0.34

The pro forma effect on net income (loss) for the third quarters and first three quarters of fiscal years 2006 and 2005 may not be representative of the pro forma effect on net income (loss) of future years because the Company has not applied the SFAS No. 123 method of accounting for pro forma compensation expense to options granted prior to January 30, 1995.

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

The provisions of this statement are effective for annual periods beginning after June 15, 2005. The Company plans to adopt this in the first quarter of fiscal year 2007 that begins on January 30, 2006. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123(R): the modified-prospective transition method and the modified-retrospective transition method. The exact impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had the Company adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in this Note 1, under the heading “Stock-Based Compensation”.

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

As of October 30, 2005, the Company had repurchased 3,873,800 shares of its common stock at a cost of $71.6 million under this program. Of the repurchased shares, 311,847 have been reissued as a result of stock option exercises and the remaining balance are being held as treasury shares. Treasury shares are expected to be reissued in the future as a result of stock option exercises.

3.	Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. As of October 30, 2005, the Company had $109.5 million of temporary investments and $100.5 million of long-term investments. As of January 30, 2005, the Company had $108.2 million of temporary investments and $111.6 million of long-term investments. Certain short-term, highly liquid investments, namely money-market accounts are accounted for as cash and cash equivalents.

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

As a result of changes in the market value of investments, the Company included $39,000 and $595,000 of unrealized gain, net of tax, in comprehensive income for the third quarters of fiscal year 2006 and 2005, respectively. The tax associated with these comprehensive income items were expense of $26,000 and $399,000 in the third quarters of fiscal year 2006 and 2005, respectively. As a result of changes in the market value of investments, the Company included $247,000 and $829,000 of unrealized loss, net of tax, in comprehensive income for the first three quarters of fiscal year 2006 and 2005, respectively. The tax associated with these comprehensive income items were benefits of $166,000 and $559,000 in the first three quarters of fiscal year 2006 and 2005, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and book value, with the difference in these amounts booked as part of comprehensive income:

Investments (in thousands)

	October 30, 2005			January 30, 2005
	Market Value	Book Value	Unrealized (Loss)	Market Value	Book Value	Unrealized (Loss)
Government issues	$59,716	$60,602	$(886)	$79,683	$80,176	$(493)
Corporate issues	150,306	152,135	(1,829)	140,061	141,872	(1,811)

Investments	$210,022	$212,737	$(2,715)	$219,744	$222,048	$(2,304)

Investments and interest from cash and cash equivalents generated interest income of $1.9 million and $2.1 million in the third quarters of fiscal years 2006 and 2005, respectively. Investments and interest from cash and cash equivalents generated interest income of $5.8 million and $4.5 million in the first three quarters of fiscal years 2006 and 2005, respectively.

4.	Inventories

Inventories consisted of the following:

Inventories (in thousands)

	October 30, 2005	January 30, 2005
Raw materials	$2,650	$726
Work in progress	17,405	16,746
Finished goods	7,072	7,262

Inventories	$27,127	$24,734

5.	Commitments and Contingencies

As further detailed in Note 9 below, the Company has a contingent obligation that requires the Company to pay up to an additional $16.0 million to the former shareholders of XEMICS if certain performance objectives are met during an earn-out period of approximately one year that ends on April 30, 2006.

Late in fiscal year 2004, the Company established a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan totaled $123,000 and $142,000 in the third quarters of fiscal year 2006 and 2005, respectively. For the first three quarters of fiscal years 2006 and 2005, respectively, compensation expense under this plan totaled $476,000 and $488,000. The Company’s liability for deferred compensation totaled $3.9 million as of October 30, 2005 and $2.4 million as of January 30, 2005, and is included in other long-term liabilities. The Company has purchased whole life insurance on the lives of certain of the deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the costs of the deferred compensation plan. The cash surrender value of the company-owned life insurance was $3.8 million as of October 30, 2005 and $2.2 million as of January 30, 2005, and is included in other assets.

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

The following table details the change in the product warranty.

Product Warranty Accrual (in thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Beginning balance	$35	$203	$32	$250
Payments made	—	—	—	(140)
Net expense accrued	15	—	18	93

Ending balance	$50	$203	$50	$203

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

Net Sales (in thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Standard Semiconductor Products	$58,514	$62,374	$167,311	$187,621
Rectifier, Assembly and Other Products	2,356	2,613	7,722	7,564

Total Net Sales	$60,870	$64,987	$175,033	$195,185

Operating Income (in thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Standard Semiconductor Products	$11,428	$16,202	$31,660	$54,291
Rectifier, Assembly and Other Products	282	754	1,457	2,276

Total Operating Income	$11,710	$16,956	$33,117	$56,567

Included in operating income for the Standard Semiconductor Segment for the nine month period ended October 30, 2005 are gains from settlements with two of the three insurance companies sued by the Company to recover amounts associated with resolution of a past customer dispute. Legal fees related to the litigation are included in operating income for the Standard Semiconductor Segment in all periods presented. The settlements and related legal expenses were reported net of each other for the periods presented in the condensed consolidated statement of income. The $12.0 million expense for the customer dispute settlement was included in operating income for the Standard Semiconductor Segment in fiscal year 2003.

As further detailed in Note 9 below, also included in operating income for the Standard Semiconductor Segment for the three and nine month periods ended October 30, 2005 are one-time costs incurred for acquisition related write-offs and amortization associated with the acquisition of XEMICS on June 23, 2005.

In the third quarter of fiscal year 2006, a leading manufacturer of cellular phones that buys products directly from the Company accounted for approximately 12% of net sales. In the third quarter of fiscal year 2006, two of the Company’s Asian distributors accounted for approximately 12% and 11% of net sales, respectively. In the third quarter of fiscal year 2005, one of the Company’s Asian distributors accounted for approximately 12% of net sales. No single end-customer accounted for 10% or more of net sales in the third quarter of fiscal year 2005.

As of October 30, 2005, one of the Company’s Asian distributors accounted for approximately 13% of net accounts receivable. Sales to the Company’s customers are generally made on open account, subject to credit limits it may impose, and the receivables are subject to the risk of being uncollectible.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Sales by Region (% of net sales)

	Three Months Ended		Nine Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Domestic	18%	22%	19%	27%
Asia-Pacific	69%	72%	71%	64%
Europe	13%	6%	10%	8%

Total	100%	100%	100%	100%

Long-lived assets located outside the United States as of October 30, 2005 and January 30, 2005 were approximately $22.9 million and $15.7 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers. The Company has consigned certain equipment to a foundry based in China to support its specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into the Company’s long-term pricing arrangement with the foundry for any reserved wafers it may purchase. The Company has also installed its own test equipment at some of its packaging and testing subcontrators in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines and Germany. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Malaysia, the Philippines, and China.

8.	Comprehensive Income

Comprehensive income consisted of the following:

Comprehensive Income (in thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net income	$11,518	$14,595	$29,726	$46,779
Change in unrealized gain/loss on investments, net of tax	39	595	(247)	(829)
Gain (loss) for translation adjustment	81	—	92	(25)

Comprehensive income	$11,638	$15,190	$29,571	$45,925

9.	Acquisition

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

The transaction with former XEMICS’ shareholders is valued at approximately $59.0 million, assuming all variable portions of the purchase price are paid and including payments associated with settling loans from former shareholders. Semtech International paid $43.0 million upon closing of the transaction. An additional $16 million may be payable if XEMICS meets certain performance objectives during an earn-out period of approximately one year that ends on April 30, 2006. Any purchase price adjustment would be payable, at the earliest, in the second quarter of fiscal year 2007. The payment could occur in a later quarter if there is any dispute surrounding the calculations underlying the adjustment. The Company intends to fund any purchase price adjustment from available cash and investments balances.

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

Consistent with purchase accounting treatment of the acquisition, during the second quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development and there was $136,000 of expense for amortization of other intangible items. During the third quarter of fiscal year 2006 there was $409,000 of expense for amortization of other intangible items. The remaining $5.9 million balance of other intangible items, as detailed below, will be amortized over future periods. There are no tax-related benefits from these acquisition related costs.

Other Intangibles (in thousands)

	October 30, 2005	Remaining period to be amortized
Backlog associated with customer design wins	$222	5 months
Core technologies	5,636	62 months
Customer relationships	26	26 months

Other Intangibles	$5,884

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

In the second quarter of fiscal year 2006, the Company reached settlements with two of the three insurance companies. Semtech recorded a $3.0 million gain in the second quarter of fiscal year 2006 for these insurance settlements, which is reported net of $1.3 million of second-quarter related legal expenses and as a separate line item in the condensed consolidated statements of income. The cash associated with these settlements was received by the Company in the third quarter of fiscal year 2006. For additional information regarding the insurance settlements, see the Form 8-K’s filed by the Company on July 7, 2005 and July 19, 2005 and Exhibit 10.1 to the Form 10-Q filed by the Company on September 9, 2005.

The case against the remaining insurance company is expected to go to trial in the first quarter of fiscal year 2007. The Company is unable to predict if settlement will be reached prior to trial. There is no assurance that the Company will prevail at trial or that the insurance company will not appeal if the Company does prevail. Legal fees and expenses related to pursuit of the insurance recovery have been, and will continue to be, expensed in the period incurred. The insurance recoveries and related legal fees and expenses for the third quarters and first three quarters of fiscal years 2006 and 2005 are set forth on the income statement as a separate line item “Insurance related legal expenses and (settlements), net”. Future quarters may continue to show a net charge for such legal expenses and legal expenses for fiscal year 2006 as a whole may exceed the amount recovered from the insurance companies in fiscal year 2006. If the settlement amount or amount awarded at trial is less than the Company seeks, if the Company fails to prevail at trial, or if the Company or insurance company appeals the decision, legal expenses associated with the litigation may exceed the amount recovered from the insurance companies.

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

Overview

We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, computer graphics, personal digital assistants (PDAs), cellular phones, wireline networks, wireless base stations, set-top-boxes, medical devices and automated test equipment (ATE). Products within the communications market include products for local area networks, metro and wide area networks, cellular phones and base stations. Industrial applications include ATE, medical devices and factory automation systems. Our end-customers are primarily original equipment manufacturers and their suppliers, including Apple, Agilent, Cisco, Compal Electronics, Dell, Hewlett Packard, IBM, Intel, LG Electronics, Motorola, Phonak, Quanta Computer, Samsung, Siemens, Sony and Unisys.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many large commercial customers include terms in their purchase orders that provide liberal rescheduling and/or cancellation provisions. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the third quarter of fiscal year 2006 were 45% of net sales. The remaining 55% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines and Germany. For our most recent fiscal year, which ended January 30, 2005, approximately 59% of our silicon in terms of finished wafers purchased were manufactured in China. Foreign sales for our most recent fiscal year, fiscal year 2005, constituted approximately 74% of our net sales. Approximately 90% of foreign sales in fiscal year 2005 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

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

Consistent with purchase accounting treatment of the acquisition, we included XEMICS’ results of operations as of the close of the transaction on June 23, 2005. For the third quarter of fiscal year 2006, XEMICS results of operations were included for the full thirteen-week period. Its sales contribution (included in Net Sales under consolidated condensed statements of income) for the third quarter of fiscal year 2006 was $6.5 million. The associated cost of goods and other operating expenses for the third quarter of fiscal year 2006 have also been included in the consolidated results.

During the second quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development and there was $136,000 of expense for amortization of other intangible items. In the third quarter of fiscal year 2006 there was $409,000 of expense for amortization of other intangible items. The remaining $5.9 million balance of other intangible items will be amortized over future periods. There are no tax-related benefits from these acquisition related costs.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the net receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the size and number of certain large accounts and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.

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

In the current period, we determined that we qualify for a sales exclusion provision in a foreign jurisdiction. This exclusion results in a reduction to our current period tax provision of approximately $1.8 million, of which approximately $820,000 relates to the nine month period ending October 30, 2005 and approximately $968,000 relates to the fiscal year ending January 30, 2005.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	Oct. 30, 2005	Oct. 31, 2004	Oct. 30, 2005	Oct. 31, 2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	43.7%	42.7%	44.0%	41.2%

Gross Profit	56.3%	57.3%	56.0%	58.8%
Operating costs and expenses:
Selling, general & administrative	18.9%	17.5%	18.8%	16.9%
Product development & engineering	16.7%	13.6%	16.1%	12.9%
Acquisition related write-offs and amortization	0.7%	0.0%	2.6%	0.0%
Insurance related legal expenses/(settlements)	0.8%	0.1%	-0.4%	0.1%

Total operating costs and expenses	37.1%	31.2%	37.1%	29.9%

Operating income	19.2%	26.1%	18.9%	29.0%
Interest and other income, net	3.2%	3.3%	3.0%	2.2%

Income before taxes	22.4%	29.4%	21.9%	31.2%
Provision for taxes	3.5%	6.9%	4.9%	7.2%

Net income	18.9%	22.5%	17.0%	24.0%

Comparison Of The Three Months Ended October 30, 2005 and October 31, 2004

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The third quarters of fiscal year 2006 was made up of 13 weeks and the third quarter of fiscal year 2004 was made up of 14 weeks.

Net Sales. Net sales for the third quarter of fiscal year 2006 were $60.9 million, a decline of 6% compared to $65.0 million for the third quarter of fiscal year 2005. End-application demand for our products in the third quarter of fiscal year 2006 compared to the prior year period was most impacted by an approximately 53% decline in sales of products used in ATE applications, a 31% decline in cell phone related products and a 25% decline in notebook related product sales. These declines were only partially offset by growth in other end-market segments, mostly a 41% increase in product sales tied to desktop computer applications, a 13% increase in wireline related products and a 98% increase in products used in industrial and other end-market applications.

Our estimate of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Three Months Ended October 30, 2005	Three Months Ended October 31, 2004
Computer	30%	31%
Communications	44%	50%
Industrial/Other	26%	19%

Total	100%	100%

Standard Semiconductor Products represented 96% of net sales in the third quarter of fiscal year 2006, while 4% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 96% of net sales in the third quarter of fiscal year 2005 and Rectifier, Assembly and Other Products’ sales were 4%. Sales of Standard Semiconductor Products decreased 6% in the third quarter of fiscal year 2006 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products decreased 10% in the third quarter of fiscal year 2006 as compared to the prior year period.

Net Sales by Reportable Segment

                        (in thousands)

	Three Months Ended October 30, 2005		Three Months Ended October 31, 2004		Change
Standard Semiconductor Products	$58,514	96%	$62,374	96%	-6%
Rectifier, Assembly and Other Products	$2,356	4%	$2,613	4%	-10%

Net sales	$60,870	100%	$64,987	100%	-6%

The 6% decline in sales of Standard Semiconductor Products in the third quarter of fiscal year 2006 reflected general weakness in our sales into the computing and communications markets, and the ATE portion of the industrial end-market. As noted above, sales of products used in notebook, cellular phone and ATE applications, all of which are from the Standard Semiconductor Products segment, were all down compared with the third quarter of the prior year. These three end-applications represent more than 45% of Standard Semiconductor Products’ sales.

Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “Industrial/Other”) declined 10% or $257,000 in the third quarter of fiscal year 2006 compared to the prior year period due to slower demand from specific industrial and military customers. These products are older technology products and have a very limited customer base.

Gross Profit. Gross profit for the third quarter of fiscal year 2006 was $34.3 million, compared to $37.2 million for the prior year period. The decrease was due to a 6% decline in sales and a decline in gross margin to 56%, down from 57% in the prior year third quarter.

In the third quarter of fiscal year 2006, we sold $43,000 of previously written-down inventory compared to $63,000 of previously written-down inventory sold in the third quarter of fiscal year 2005.

The decline in gross margin from 57% to 56% for the third quarter of fiscal year 2006 was most impacted by a greater than 50% decline in sales of our test and measurement products. The gross margin decline also reflected lower manufacturing overhead utilization and lower average selling prices in the desktop computing, cellular phone and notebook computing segments during the third quarter of fiscal year 2006.

We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, which is typical in the semiconductor industry, tend to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in particular end-applications.

Operating Costs and Expenses. Operating costs and expenses were $22.6 million, or 37% of net sales in the third quarter of fiscal year 2006. Operating costs and expenses for the third quarter of fiscal year 2005 were $20.3 million, or 31% of net sales.

                        (in thousands)

	Three Months Ended October 30, 2005		Three Months Ended October 31, 2004
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$11,501	19%	$11,375	18%	1%
Product development and engineering	$10,143	17%	$8,826	14%	15%
Acqusition related costs	$409	1%	$—	0%	N/A
Insurance related legal costs/(settlements)	$502	1%	$63	0%	697%

Total operating costs and expenses	$22,555	37%	$20,264	31%	11%

Operating costs and expenses for the third quarters of fiscal year 2005 and fiscal year 2006 include legal fees and expenses related to litigation by the Company seeking insurance recovery of amounts associated with resolution of a past customer dispute. The significant increase in legal fees and expenses in the third quarter of fiscal year 2006 over the third quarter of fiscal year 2005 reflects intense preparations in advance of the trial now scheduled early fiscal year 2007.

Operating Income. Operating income was $11.7 million in the third quarter of fiscal year 2006, down from operating income of $17.0 million in the third quarter of fiscal year 2005. Operating income was impacted by a 6% decline in net sales, lower gross margin and a 11% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

                        (in thousands)

	Three Months Ended October 30, 2005		Three Months Ended October 31, 2004		Change
Standard Semiconductor Products	$11,428	98%	$16,202	96%	-29%
Rectifier, Assembly and Other Products	$282	2%	$754	4%	-63%

Total operating income	$11,710		$16,956		-31%

Operating income in the third quarter of fiscal year 2006 for the Standard Semiconductor Products segment declined due to a 6% reduction in net sales and higher operating expenses, which included $409,000 of acquisition related costs and $502,000 of costs related to litigation against our insurance company. Operating income for the Rectifier, Assembly and Other Products segment declined in the third quarter of fiscal year 2006 compared to the prior year, reflecting the impact of a 10% decline in sales and higher operating expenses.

Included in operating income for the Standard Semiconductor Segment for the three month period ended October 30, 2005 are costs of $409,000 that were incurred for acquisition related amortization associated with the acquisition of XEMICS on June 23, 2005.

Interest and Other Income, Net. Net interest and other income was income of $1.9 million in the third quarter of fiscal year 2006. Net interest and other income in the third quarter of fiscal year 2005 was income of $2.1 million.

Interest and other income includes interest income from investments and other items. The small decline in net interest and other income in the third quarter of fiscal year 2006 resulted mostly from lower absolute amounts of interest income due to lower investment balances as a result of the cash outlay for the XEMICS acquisition.

Provision for Taxes. Provision for income taxes was $2.1 million for the third quarter of fiscal year 2006, compared to $4.5 million in the third quarter of fiscal year 2005. The effective tax rate for the third quarter of fiscal year 2006 was 16% and for the third quarter of fiscal year 2005 was 24%. The effective tax rate was lower in the third quarter of fiscal year 2006 due primarily to the impact of a favorable tax provision item related to a foreign tax jurisdiction, which was partially offset by $409,000 of non-deductible acquisition related costs. There are several factors which can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors.

Comparison Of The First Three Quarters Ended October 30, 2005 and October 31, 2004

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first three quarters of fiscal year 2006 were made up of 39 weeks, while the first three quarters of fiscal year 2005 were made up of 40 weeks.

Net Sales. Net sales for the first three quarters of fiscal year 2006 were $175.0 million, a decline of 10% compared to $195.2 million for the first three quarters of fiscal year 2005. End-application demand for our products in the first three quarters of fiscal year 2006 compared to the prior year period was most impacted by a 73% decline in sales of products used in ATE applications, a 24% decline in cell phone application related sales and a 19% decline in products used in notebook computers. End-market applications that partially offset these declines included a 27% increase in products used in desktop computers, a 16% increase in products used in wireline applications and a greater than 80% increase in products used in industrial and other end-market applications.

Our estimate of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Nine Months Ended October 30, 2005	Nine Months Ended October 31, 2004
Computer	31%	32%
Communications	47%	48%
Industrial/Other	22%	20%

Total	100%	100%

Standard Semiconductor Products represented 96% of net sales in the first three quarters of fiscal year 2006, while 4% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 96% of net sales in the first three quarters of fiscal year 2005 and Rectifier, Assembly and Other Products’ sales were 4%. Sales of Standard Semiconductor Products decreased 11% in the first three quarters of fiscal year 2006 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 2% in the first three quarters of fiscal year 2006 as compared to the prior year period.

Net Sales by Reportable Segment

                        (in thousands)

	Nine Months Ended October 30, 2005		Nine Months Ended October 31, 2004		Change
Standard Semiconductor Products	$167,311	96%	$187,621	96%	-11%
Rectifier, Assembly and Other Products	$7,722	4%	$7,564	4%	2%

Net sales	$175,033	100%	$195,185	100%	-10%

The 11% decline in sales of Standard Semiconductor Products in the first three quarters of fiscal year 2006 reflected general weakness in our sales into the computing, communications and industrial end-markets. As noted above, sales of products used in notebook, cellular phone and ATE applications, all of which are from the Standard Semiconductor Products segment, were all down compared with the first three quarters of the prior year. These three end-applications represent 50% of Standard Semiconductor Products’ sales.

Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “Industrial/Other”) increased 2% in the first three quarters of fiscal year 2006 compared to the prior year period due to a slight improvement in demand from industrial and military customers. These products are older technology products and have a very limited customer base.

Gross Profit. Gross profit for the first three quarters of fiscal year 2006 was $98.1 million, compared to $114.8 million for the prior year period. The decrease was due to a 10% decline in sales and a decline in gross margin to 56%, down from 59% in the prior year first three quarters.

In the first three quarters of fiscal year 2006, we sold $168,000 of previously written-down inventory and $423,000 of previously written-down inventory was sold in the first three quarters of fiscal year 2005.

The decline in gross margin from 59% to 56% for the first three quarters of fiscal year 2006 was most impacted by a greater than 70% decline in sales of our test and measurement products. The gross margin decline also reflected lower manufacturing overhead utilization and lower average selling prices in the desktop computing, cellular phone and notebook computing segments during the first three quarters of fiscal year 2006.

We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, which is typical in the semiconductor industry, tend to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in particular end-applications.

Operating Costs and Expenses. Operating costs and expenses were $64.9 million, or 37% of net sales in the first three quarters of fiscal year 2006. Operating costs and expenses for the first three quarters of fiscal year 2005 were $58.3 million, or 30% of net sales.

                        (in thousands)

	Nine Months Ended October 30, 2005		Nine Months Ended October 31, 2004
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$32,930	19%	$32,955	17%	0%
Product development and engineering	$28,097	16%	$25,168	13%	12%
Acquisition related costs	$4,545	3%	$—	0%	N/A
Insurance related legal costs/(settlements)	$(630)	0%	$147	0%	-529%

Total operating costs and expenses	$64,942	37%	$58,270	30%	11%

Operating costs and expenses for the first three quarters of fiscal year 2005 includes legal fees and expenses related to litigation against three insurance companies sued by the Company to recover amounts associated with resolution of a past customer dispute. In addition to such legal costs, which increased significantly in fiscal year 2006 as the trial date approaches, operating costs and expenses for the first three quarters of fiscal year 2006 also includes settlements with two of the three insurance companies. The settlements and related legal costs are reported net of each other for the periods presented.

Operating Income. Operating income was $33.1 million in the first three quarters of fiscal year 2006, down from operating income of $56.6 million in the first three quarters of fiscal year 2005. Operating income was impacted by a 10% decline in net sales, lower gross margin and an 11% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

                        (in thousands)

	Nine Months Ended October 30, 2005		Nine Months Ended October 31, 2004		Change
Standard Semiconductor Products	$31,660	96%	$54,291	96%	-42%
Rectifier, Assembly and Other Products	$1,457	4%	$2,276	4%	-36%

Total operating income	$33,117		$56,567		-41%

Operating income in the first three quarters of fiscal year 2006 for the Standard Semiconductor Products segment declined due to an 11% reduction in net sales and higher operating expenses, which included $4.5 million of acquisition related costs that were only partially offset by a net gain from insurance settlements,.

Included in Standard Semiconductor Segment operating income for first three quarters of fiscal year 2006 are gains from settlements with two of the three insurance companies sued by us to recover amounts associated with resolution of a past customer dispute. The settlements and related legal expenses were reported net of each other for the periods presented in the condensed consolidated statement of income. Similarly, the $12.0 million fiscal year 2003 expense for the customer dispute settlement was included in operating income for the Standard Semiconductor Segment at that time.

Also included in operating income for the Standard Semiconductor Segment for the three quarters ended October 30, 2005 are costs of $4.5 million that were incurred for acquisition related write-offs and amortization associated with the acquisition of XEMICS on June 23, 2005.

Operating income for the Rectifier, Assembly and Other Products segment declined in the first three quarters of fiscal year 2006 compared to the prior year, reflecting the impact of a 2% increase in sales that was more than offset by higher operating expenses.

Interest and Other Income, Net. Net interest and other income amounted to income of $5.3 million in the first three quarters of fiscal year 2006 and income of $4.3 million in the first three quarters of fiscal year 2005.

Interest and other income includes interest income from investments and other items. The increase in net interest and other income in the first three quarters of fiscal year 2006 resulted mostly from higher absolute amounts of interest income due to higher investment balances and higher rates of return on investments.

Provision for Taxes. Provision for income taxes was $8.7 million for the first three quarters of fiscal year 2006, compared to $14.1 million in the first three quarters of fiscal year 2005. The effective tax rate for the first three quarters of fiscal year 2006 and fiscal year 2005 was 23%. There are several factors which can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets and liabilities.

As of October 30, 2005, we had working capital of $205.4 million, compared with $221.4 million as of January 30, 2005. The ratio of current assets to current liabilities as of October 30, 2005 was 7.7 to 1, compared to 8.6 to 1 as of January 30, 2005. The decrease in working capital as of October 30, 2005 was mostly the result of a $43.0 million cash payment made to acquire XEMICS during the second quarter of fiscal year 2006.

Our combined amount of cash and cash equivalents, temporary investments and long-term investments was $267.8 million as of October 30, 2005, down from $301.9 million as of January 30, 2005. We have no long-term debt and $7.8 million of long-term liabilities as of October 30, 2005. Our combined amount of cash and cash equivalents, temporary investments and long-term investments would generally be available for any capital or liquidity needs.

Operating Cash Flows. Cash provided by operating activities was $45.6 million for the first three quarters of fiscal year 2006, compared to cash provided by operating activities of $54.9 million for the first three quarters of fiscal year 2005. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $8.7 million and $7.2 million in the first three quarters of fiscal year 2006 and 2005, respectively.

Operating cash flow in the first three quarters of fiscal year 2006 was positively impacted by net income of $29.7 million and by increases in deferred income taxes, tax benefit of stock option exercises, in process research and development write-off, and loss on the disposition of property, plant and equipment. These were partially offset by various changes in assets and liabilities, the largest being an increase in other assets and receivables, and a decline in accounts payable and accrued liabilities, other accrued liabilities, inventories and deferred revenue.

Operating cash flows in the first three quarters of fiscal year 2006 were $15.8 million higher than net income for the period, reflecting in part the add-back of $8.7 million of depreciation and amortization, $3.3 million of deferred income taxes, $4.0 million of research and development write-offs and various changes in assets and liabilities as noted above.

Operating cash flow in the first three quarters of fiscal year 2005 included the payout of $6.0 million related to settlement of a customer dispute, $3.0 million related to year-end bonuses that were accrued in fiscal year 2004, a $7.6 million increase in inventories and a $14.5 million increase in other assets. The first three quarters of fiscal year 2005 operating cash flow was also impacted by $6.5 million of tax benefit from stock option exercise and other changes in assets and liabilities.

Cash Flows Related to Investing Activities. Investing activities used $42.6 million in the first three quarters of fiscal year 2006 compared to $53.5 million used in the prior year period. Investing activities for both periods consist of changes in investments and cash used for capital expenditures. Investing activities for the first three quarters of fiscal year 2006 included the $43.3 million outlay for the acquisition of XEMICS in the third quarter. Included in the investing activities for the first three quarters of fiscal year 2005 was $225,000 of proceeds from the sale of assets. Additions to property, plant and equipment for the first three quarters of fiscal year 2006 and 2005, which represent a use of cash for investing activities, were $9.6 million and $15.7 million, respectively. The combination of the purchase of available-for-sale investments and proceeds from sale and maturities of available-for-sale investments for both periods reflect the net sale or maturity of investments in the amount of $9.7 million for the first three quarters of fiscal year 2006 and the net purchase of investments of $38.0 million for the first three quarters of fiscal year 2005.

Cash Flows Related to Financing Activities. Our financing activities used $27.1 million during the first three quarters of fiscal year 2006 and $18.3 million in the prior year period. Financing activities for the first three quarters of fiscal year 2006 reflect $6.8 million of proceeds from stock option exercises and the reissuance of treasury stock, which together were more than offset by $33.0 million used to repurchase treasury stock and $873,000 used to pay-down notes payable. Financing activities for the first three quarters of fiscal year 2005 reflect $9.3 million of proceeds from stock option exercises that was offset by $27.6 million of stock repurchases pursuant to a stock buyback.

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

Contractual Obligations

On June 17, 2005 Semtech Corporation’s wholly-owned Swiss subsidiary, Semtech International AG, entered into a definitive agreement to acquire XEMICS SA, a privately-held Swiss company, in a cash-for-stock transaction. As further detailed in Note 9 to the unaudited financial statements included in this Form 10-Q, we have a contingent obligation that requires us to pay up to an additional $16 million to the former shareholders of XEMICS if certain performance objectives are met during an earn-out period of approximately one year that ends on April 30, 2006. Any purchase price adjustment would be payable, at the earliest, in the third quarter of fiscal year 2007. The payment could occur in a later quarter if there is any dispute surrounding the calculations underlying the adjustment.

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

The provisions of this statement became effective for fiscal years beginning after June 15, 2005. We plan to adopt this in the first quarter of fiscal year 2007 that ends on April 30, 2006. We are currently evaluating the two methods of adoption allowed by SFAS No. 123(R): the modified-prospective transition method and the modified-retrospective transition method. The exact impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had we adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS No. 123 described in the disclosure of the pro forma results in Note 1, under the heading “Stock-Based Compensation” in our Notes to Financial Statements included elsewhere in this Form 10-Q.

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

Interest Rate and Market Risk

As of October 30, 2005, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of October 30, 2005, we had $57.8 million of cash and cash equivalents and $210.0 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments.

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

ITEM 1A.	RISK FACTORS

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

Our products may be found to be defective, product liability claims may be asserted against us and we may not have sufficient liability insurance

One or more of our products may be found to be defective after shipment, requiring a product replacement, recall, or a software solution that would cure the defect but impede performance of the product. We may also be subject to product returns which could impose substantial costs and harm our business. Beyond the potential direct cost associated with product failures, it could additionally cause us to lose major customers.

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

The outbreak of severe acute respiratory syndrome (SARS) or other heath related issues, such as an avian influenza (bird flu) pandemic, could impact our customer or supply base, especially in Asia

A large percentage of our sales are to customers located in Asia and a large percentage of our products are manufactured in Asia. One of our largest customer bases in Asia is located in Taiwan. Our largest wafer source is located in China. SARS or other health related issues, such as an avian influenza (bird flu) pandemic, could have a negative impact on consumer demand, on travel needed to secure new business or manage our operations, on transportation of our products from our suppliers or to our customers, or on workers needed to manufacture our products or our customers’ products.

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

If the value of the U.S. dollar weakens relative to these specific currencies, as it has done in recent years, the cost of doing business in terms of U.S. dollars goes up. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances, could harm our business.

Changes in foreign currency exchange rates, particularly Swiss Francs, also impacts our provision for income taxes and other tax-related balance sheet accounts. By impacting our provision for income taxes, foreign currency exchange rates also impact our reported earnings per share.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

The identity of our largest customers has varied from year to year. Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. We had several end-customers in our most resent fiscal year which ended January 30, 2005 that accounted for more than 5% of net sales, but less than 10% of net sales. In the third quarter of fiscal year 2006, one of our end-customers that is a leading manufacturer of cellular phones accounted for approximately 12% of net sales.

Several of our authorized distributors have regularly accounted for more than 10% of net sales on an annual basis. Depending on the authorized distributor and their strategic focus, they can support anywhere from a few end-customers to many end-customers. For our most recent fiscal year, fiscal year 2005 that ended January 30, 2005, two of our Asian distributors accounted for approximately 11% and 10%, respectively, of net sales. As of

October 30, 2005, one of these Asian distributors accounted for approximately 13% of our net accounts receivable. Sales to our customers are generally made on open account, subject to credit limits we may impose, and the receivables are subject to the risk of being uncollectible.

We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term supply contracts. The loss of any significant customer, any material reduction in orders by any of our significant customers, the cancellation of a significant customer order or the cancellation or delay of a customer’s significant program or product could harm our business.

Most of our authorized distributors, which together represent nearly half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable

In our most recent fiscal year that ended January 30, 2005, authorized distributors accounted for approximately 51% of our net sales. In the third quarter of fiscal year 2006, authorized distributors accounted for approximately 55% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2005, our two largest distributors were based in Asia.

The termination of any distributor could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product they hold as the distributor. Since many distributors simply resell finished products, they generally operate on very thin profit margins. If a distributor were to terminate their agreement with us or go out of business, our unsecured accounts receivable from them are subject to significant collection risk.

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

The loss of any of our key personnel or the failure to attract or retain specialized technical and management personnel could impair our ability to grow our business

Our future success depends upon our ability to attract and retain highly qualified technical, marketing and managerial personnel. We are dependent on a relatively small group of key technical personnel with analog and mixed-signal expertise. Personnel with highly skilled managerial capabilities, and analog and mixed-signal design expertise, are scarce and competition for personnel with these skills is intense. There can be no assurance that we will be able to retain key employees or that we will be successful in attracting, integrating or retaining other highly qualified personnel in the future. If we are unable to retain the services of key employees or are unsuccessful in attracting new highly qualified employees, our business could be harmed.

We are actively searching for a Chief Executive Officer to take over from John D. Poe, our Chairman of the Board who is now serving as acting Chief Executive Officer. We may have difficulty in finding a well qualified candidate who is willing to undertake the position on the terms we offer. Our stock price could be negatively impacted if investors become concerned about delays in filling the position or the candidate selected.

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

Earthquakes or other natural disasters may cause us significant losses; the aftermath of Hurricane Katrina could interrupt our supply chain or disrupt our customer base

Our corporate headquarters, a portion of our assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We do not maintain earthquake insurance and could be harmed in the event of a major earthquake. We generally do not maintain flood coverage, including in our Asian locations where we have certain operations support and sales offices. Such flood coverage has become very expensive; as a result the Company has elected not to purchase this coverage.

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

None of our facilities was affected by Hurricane Katrina that struck in August 2005 or by the subsequent flooding. We do not have a significant customer base in the devastated portions of the southeastern States. An issue related to potential disruption of the hydrogen supply for our Rectifier, Assembly and Other Products segment due to the hurricane has been favorably resolved. We continue to evaluate the impact of this natural disaster on the remainder of our supply chain and customer base.

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

Assuming this new standard is implemented as scheduled, we will adopt this new standard in the first quarter of fiscal year 2007. Should this proposed statement be finalized and implemented, it could have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123. This will result in lower reported earnings per share, which could negatively impact our future stock price. We have not yet determined what the exact impact of stock option expensing will be to our future earnings. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

This table provides information with respect to purchases by the Company of shares of common stock during the third quarter of fiscal year 2006.

Issuer Purchases of Equity Securities

Calendar Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That MayYet Be Purchased Under The Program (1)
Aug-05	—	—	—	$43.0 million
Sep-05	669,700	$10.71	669,700	$32.3 million
Oct-05	255,000	$3.91	255,000	$28.4 million
Total third quarter	924,700	$14.62	924,700

(1)	On February 24, 2004 the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). On June 27, 2005, the Company announced that it had used up the initial authorization and that its Board of Directors had approved an additional $50.0 million for the 2004 Program. The 2004 Program does not have an expiration date. No publicly announced plan or program of the Company for the purchase of shares expired during the period covered by the table.

(2)	As shown in the table, all shares purchased by the Company during the period covered by the table were purchased through the 2004 Program. The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: December 8, 2005	/s/ John D. Poe
John D. Poe
Chief Executive Officer

Date: December 8, 2005	/s/ David G. Franz, Jr.
David G. Franz, Jr.
Vice President Finance, Chief Financial Officer