Form 10-K
period 2006-01-29
SEMTECH CORP
filed 2006-04-14
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2006

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 31, 2005 (the last business day of the Company’s most recently completed second fiscal quarter) was approximately $972 million. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding at April 3, 2006 was 72,400,389.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 15, 2006.

SEMTECH CORPORATION

INDEX TO FORM 10-K

FOR THE YEAR ENDED JANUARY 29, 2006

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

Forward-looking statements should be considered in conjunction with the cautionary statements contained in Item 1A “Risk Factors” and elsewhere in this Form 10-K, in our other filings with the SEC, and in material incorporated herein and therein by reference. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Financial results could differ materially from those projected in forward-looking statements due to known or unknown risks. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

General

We are a leading supplier of analog and mixed-signal semiconductors and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, personal digital assistants (PDAs), cellular phones, wireline networks, high-end consumer devices and semiconductor test platforms. Our end-customers are primarily original equipment manufacturers and their suppliers, including Apple, Cisco, Compal Electronics, Curitel Communications, Dell, Hewlett Packard, Intel, LG Electronics, Motorola, Nortel, Panasonic, Phonak, Quanta Computer and Samsung.

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

The market for analog and mixed-signal semiconductors differs from the market for digital semiconductors. The analog and mixed-signal industry is typically characterized by longer product life cycles than the digital industry. In addition, analog semiconductor manufacturers tend to have lower capital investment requirements for manufacturing because their facilities tend to be less dependent than digital producers on state-of-the-art production equipment. The end-product markets for analog and mixed-signal semiconductors are smaller, more varied and more specialized than the relatively standardized digital semiconductor product markets.

Another difference between the analog and digital markets is the amount of available talented labor. The analog industry relies more heavily than the digital industry on design and applications talent to distinguish its products from one another. Digital expertise is extensively taught in universities due to its overall market size, while analog and mixed-signal expertise tends to be learned over time based on experience and hands-on training. Consequently, personnel with analog training are more scarce than digital trained engineers. This has historically made it more difficult for new suppliers to quickly gain significant market share.

The electronics market is characterized by several trends that we believe drive demand for our products. Electronic systems are being designed to operate at increasingly lower operating voltages, battery-powered devices such as handheld computers and cellular telephones are proliferating, and devices are becoming smaller and requiring higher levels of integration. Our products are designed to address these needs by providing solutions that protect low voltage circuits, extend battery life, meet tighter voltage requirements, improve interface between systems, and support higher transmission and processor speeds. Additionally, as communications functions are increasingly integrated into a range of systems and devices, these products require analog processing capabilities, which increases the number and size of our end-markets. Finally, industrial, medical, consumer and other end-market applications have increasingly incorporated data processing and communications features into their finished systems, which in turn have broadened the opportunities for selling our analog and mixed-signal devices.

Advancements in digital processing technology typically drive the need for corresponding advancements in analog and mixed-signal solutions. We believe that the diversity of our applications allows us to take advantage of areas of relative market strength and reduces our vulnerability to competitive pressure in any one area.

Semtech End-Markets

A majority of our products are sold to customers in the computer, communications and industrial markets. Until the mid-1990s, we largely focused on serving the military and aerospace end-market. In calendar year 1996, we used the desktop segment of the computer market as our first major entry into the commercial marketplace for our circuits. Nearly ten years ago, approximately half of our revenues were derived from desktop computer related applications. In recent years, we have seen relative growth from the communications and industrial markets as a percentage of the total. We have also seen a greater diversification within our computer market segment, beyond our initial focus on desktop computer applications.

For the fiscal year ended January 29, 2006, our revenues from the computer end-market were 30 % of net sales, the communications end-market, which includes cellular phones applications, was 46%, and the remaining 24% of net sales were from industrial, military and aerospace, and various other end-markets.

Computer market applications include notebook and desktop computers, computer graphics and PDAs. End-product applications for our products within the communication market include cellular phones and base stations, set-top-boxes, and local and wide-area networks. Industrial and other applications include automated test equipment (ATE), power supplies, hearing aids and other medical devices, and meter reading and factory automation systems. We believe that our diversity in end-markets provides stability to our business and opportunity for growth. Presented below is our estimated breakdown of sales by various end-applications for the last three fiscal years.

(fiscal years, percentage of net sales)

End-Application	2006	2005	2004
Cell phone	27%	32%	27%
Notebook computers and PDA	18%	21%	22%
Desktop computers/server	11%	9%	12%
Graphics/gaming	1%	3%	6%
Wireline equipment	19%	15%	13%
ATE	4%	10%	12%
Industrial/other	20%	10%	8%

	100%	100%	100%

The following table depicts our main product lines and their end-product applications:

Semtech’s Main Product Lines	Specific End-Product Applications
	Computer	Communications	Industrial / Other
Power Management	Desktop PCs, servers, workstations, notebook computers, add-on cards, PDAs, computer gaming systems	Cellular phones, network cards, routers and hubs, telecom network boards	Power supplies, industrial systems

Protection	Notebook computers, PDAs, USB ports, LAN cards	Cellular phones, base stations, DSL equipment, routers and hubs	Handheld measurement or instrumentation devices

Test and Measurement	Workstations	Cellular base stations, routers and hubs, SONET networks	Automated test equipment

Advanced Communications		SONET networks, routers, hubs, switches, fiber modems

Wireless and Sensing		Wireless headsets and Bluetooth™ devices	Automated metering reading, industrial control and hearing aids (medical).

Historically, our results have reflected some seasonality, with demand levels generally being higher in the computer and consumer products segments during the third and fourth quarters of our fiscal year in comparison to the first and second quarters. In recent years, macro-level industry trends and end-application cycles have had a more significant impact than seasonality on our results.

Business Strategy

Our objective is to be a leading supplier of analog and mixed-signal devices to the fastest growing segments of our target markets. We intend to leverage our pool of skilled technical personnel to develop new products, or, where appropriate, use acquisitions, to serve the fastest growing segments of these markets. In order to capitalize on our strengths in analog and mixed-signal processing design, developing and marketing, we intend to pursue the following strategies:

Leverage our rare analog design expertise

We have developed a strategy to invest heavily in human resources needed to define, design and market high-performance products. We have built a team of experienced engineers who combine industry expertise with advanced semiconductor design expertise to meet customer requirements and enable our customers to get their products to market rapidly. We intend to leverage this strategy to achieve new levels of integration, power reduction and miniaturization, enabling our customers to achieve leading performance in their products.

Continue to release proprietary new products, achieve new design wins, and cross-sell products

We are focused on developing unique, new, high-margin products to serve our target markets. These markets have experienced growing consumer demand for increased product performance at competitive price points. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customers that they intend to incorporate our products into new designs. Our technical talent works closely with our customers in securing design wins, developing new products and in implementing and integrating our products into their systems. We also focus on selling additional products to our existing customers, as we believe the technical expertise of our marketing department permits it to identify and capitalize on cross-selling opportunities. Our June 2005 acquisition of XEMICS SA (see Note 18 to our consolidated financial statements) should further help us in the areas of development of new products, securing customer design wins and cross-selling multiple products into customer accounts.

Focus on fast-growing market segments

We have chosen to target the analog segments of some of the fastest growing end-markets. We intend to enhance this growth potential by focusing on specific products within the analog and mixed-signal market, including notebook computers, PDAs, cellular phones, wide area networks and certain broad-based industrial markets. These markets are characterized by their need for leading-edge, high-performance analog and mixed-signal semiconductor technology.

Leverage outsourced semiconductor fabrication capacity

We outsource most of our manufacturing in order to focus more of our resources on defining, developing and marketing our products. We use outside wafer foundries that are based in Asia, the United States and Europe. Our largest wafer source is a foundry based in China. We believe that outsourcing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk and a more variable cost of goods, which provides us with greater operating flexibility.

Increase sales efforts in certain geographic areas

We believe that certain geographic markets, such as China, Japan and Europe represent opportunities for added sales and end-customer diversity. China is an emerging market with quickly developing opportunities that range from portable consumer devices up to expensive networking equipment. Our subsidiary, Semtech International AG, has developed a local presence in China to provide qualified activities, such as marketing, technical advice and market trends and has leveraged its relationship with its Taiwanese and Korean-based customers that are transferring business into China. Japan and Europe have been major consumers of analog and mixed-signal components for many years. We have bolstered our sales efforts in these regions in hopes of finding added success in these large markets.

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

Standard Semiconductor Products. Included in Standard Semiconductor Products are integrated circuits (ICs) and discrete components designed for use in standard and specific applications. Standard Semiconductor Products represented approximately 96%, 96% and 95% of our overall net sales for fiscal years 2006, 2005 and 2004, respectively. The main product lines within our Standard Semiconductor Products are described below.

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

Protection Products. We design and market protection products, which are often referred to as transient voltage suppressors (TVS). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge generated by the human body, can permanently damage voltage-sensitive components. We also have developed filter and termination devices that can be sold as a complement to TVS devices. Specific protection product applications are found in computer, data-communications, telecommunications and industrial markets.

Test and Measurement Circuits. We design and market a wide variety of test and measurement products, namely pin electronics, timing, clock distribution, parametric measurement, and clock products for use in ATE, workstations and communication infrastructure equipment.

Advanced Communication Circuits. We have developed a line of highly proprietary advanced communication ICs, which perform specialized timing and synchronization functions in high-speed networks. Our primary product offering in this area is our “SETS” product family that is used in metropolitan, wide area, and wireless networks.

Wireless and Sensing Products. Through our June 2005 acquisition of XEMICS, we now offer a line of wireless and sensing products that can be used in a wide variety of industrial, medical, personal area network, and other applications. Our wireless and sensing products include the ability to perform radio frequency (RF) capabilities in the products we sell, along with other sensing and converter technology.

Human Input Devices (HID). Following our acquisition of USAR in fiscal year 2000, we offered a line of HID devices that included touch-screen and touch-pad controllers, pointing stick devices and battery management circuits designed to handle human input and battery functions in portable systems such as notebook computers, PDAs and cellular phones. In the fourth quarter of fiscal year 2006, we made a strategic decision not to further invest in this product offering. Customers have been given a period of time in which to make last time orders for most of our HID products. In fiscal year 2006, HID products represented 2% of Standard Semiconductor Products segment sales.

Rectifier, Assembly and Other Products. Rectifiers, assemblies and other products are older-technology products. Rectifier, Assembly and Other Products represented approximately 4%, 4% and 5% of our overall net sales for fiscal years 2006, 2005 and 2004, respectively.

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

For further financial information on these segments, refer to the information contained in Note 17 to the Consolidated Financial Statements included in Item 8.

Intellectual Capital and Product Development

We believe that our emphasis on the development of our intellectual properties and introduction of new proprietary product designs are key to our success. Recruiting and retaining technical talent is the foundation for developing and selling new products into the marketplace. One of our strategies to recruit this talent is the establishment of multiple design center locations. We have dedicated design centers in San Jose, California; Raleigh, North Carolina; Glasgow, Scotland; Romsey, England; Swindon, England and Neuchatel, Switzerland. In addition, dedicated test and measurement circuit design occurs at our San Diego location.

Circuit design engineers are some of our most valuable engineers. Circuit designers perform the critical task of designing and laying out integrated circuits. As of January 29, 2006, we employed more than 80 circuit designers and layout engineers. Many of these individuals have senior-level expertise in the design, development and layout of circuits targeted for use in power management, protection, test, measurement and communication applications. We also employ a very limited number of engineers that specialize in the development of software that is incorporated into certain of our advanced communications and wireless and sensing products.

We spent $37.5 million or 16% of net sales on product development and engineering in fiscal year 2006. Product development and engineering costs were $33.5 million or 13% of net sales and $30.4 million or 16% of net sales in fiscal years 2005 and 2004, respectively. We intend to make further investments in research and development in the future, which may include including increasing our employee headcount and investing in design and development equipment.

Sales and Marketing

Sales made directly to original equipment manufacturers during fiscal year 2006 were approximately 57% of net sales. The remaining 43% of net sales were made through independent distributors. We have direct sales personnel located throughout the United States who manage the sales activities of independent sales representative firms and independent distributors within North America. We expense our advertising costs as they are incurred.

We operate internationally primarily through our wholly-owned Swiss subsidiary, Semtech International AG. Semtech International serves the European markets from its headquarters in St. Gallen, Switzerland and through its wholly-owned subsidiaries based in France; Germany; Neuchatel, Switzerland; and the United Kingdom. Semtech International maintains branch sales offices, either directly or through one of its wholly owned subsidiaries, in Hong Kong, Taiwan, Korea and Japan. Semtech International also has small representative offices located in Shanghai and Shenzhen, China. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives may also offer products from our competitors, as is customary in the industry.

Customers, Sales Data and Backlog

For fiscal year 2006, we estimate that more than 1,000 customers purchased our products either directly from us or through our authorized distributors. The following is a sample of our customers by end-markets:

Representative Customers by End-Markets:

Computer	Communications	Industrial/Other
Apple	Alcatel	Credence
Dell	Motorola	LTX
Hewlett Packard	Nortel	Rockwell
Intel	Samsung	Siemens
LG Electronics	Sony	Phonak

Our customers include major computer and peripheral manufacturers and their subcontractors, ATE manufacturers, data communications and telecommunications equipment vendors, and a variety of large and small companies serving the industrial, medical, automotive, aerospace and military markets. Customers tend to make their decision on whether to buy our products or our competitors’ products based on such key factors as price, technical support and product performance.

During fiscal year 2006, 2005 and 2004, U.S. sales contributed 18%, 26% and 31%, respectively of our net sales. Conversely, during fiscal years 2006, 2005 and 2004, foreign sales constituted 82%, 74% and 69%, respectively, of our net sales. A majority of foreign sales were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

A summary of net sales by region follows:

(fiscal years, in thousands)

	2006	2005	2004
North America	$42,678	$65,884	$59,927
Asia-Pacific	168,796	167,336	115,936
Europe	27,931	20,392	16,216

Total Net Sales	$239,405	$253,612	$192,079

One end-customer that is a major manufacturer of cellular phone handsets and other electronic equipment, accounted for 11% of net sales in fiscal year 2006. No end-customer account for 10% or more of net sales in fiscal years 2005 and 2004. One of our Asian distributors accounted for approximately 12%, 10% and 14%, respectively, of net sales in fiscal years 2006, 2005 and 2004. For fiscal year 2005 and fiscal year 2004, an Asian distributor formerly used by the Company accounted for approximately 10% of net sales in each year.

Our backlog of orders as of the end of fiscal years 2006, 2005 and 2004 were approximately $46.6 million, $35.6 million and $45.4 million, respectively. Nearly all backlog is deliverable within six months; experience has shown that short-delivery lead times are required by most customers. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.

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

We perform a very limited amount of probe and final test activities in our Camarillo and San Diego, California; Neuchatel, Switzerland; and Reynosa Mexico facilities. Our rectifier and assembly product lines are packaged and tested in-house in Reynosa. Almost all of our other products are packaged and tested by outside subcontractors.

In keeping with our business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2006, the Reynosa facility provided almost all of the silicon for our rectifier and assembly products, which were approximately 4% of our end product sales. The remaining 96% of our end products were supported with finished silicon wafers purchased from outside wafer foundries in Asia, the United States and Europe. We anticipate that again in fiscal year 2007, virtually all the silicon wafers we require will come from outside foundries.

Despite our use of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our outside foundries on the improvement and development of process capabilities. In fiscal year 2006, we purchased the vast majority of our wafers from eight different third-party wafer foundries and used more than 20 different manufacturing processes, including various Bipolar, High-Speed Bipolar, CMOS, and Bi-CMOS processes.

While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials, such as silicon wafer substrates, may impact our suppliers ability to meet our needs or impact the price we are charged. Certain other basic materials, such as metals, gases and chemicals used in the production of circuits have all increased in recent years as demand has grown for these basic commodities. In most cases we do not procure these materials ourselves but we are nevertheless reliant on such materials for producing our products because our outside foundry and package and test subcontractors must procure them. To help minimize risks associated with constrained capacity, we use multiple foundries and have taken other steps to reserve capacity at certain foundries.

Our largest wafer source is a foundry in China. In fiscal year 2006, this Chinese foundry provided 58% of our total silicon requirements in terms of finished wafers purchased. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into our long-term pricing arrangement with the foundry for any reserved wafers we may purchase.

In fiscal year 2005, we made a prepayment for wafers at our second largest wafer source, a foundry based in Germany. This foundry provided 13% of our total silicon requirements in terms of finished wafers purchased in fiscal year 2006. In exchange for the prepayment, the foundry has reserved a specified level of capacity for us through calendar year 2006. We also negotiated favorable wafer pricing with this foundry for any reserved wafers purchased. Any unused capacity at the end of calendar year 2006 will either be applied to purchases made in calendar year 2007 or the corresponding portion of the prepayment will be returned. The balance of our unsecured prepaid account with this foundry is included in other current assets and other assets.

We use third-party contractors to perform almost all of our assembly and test operations. A majority of our assembly and test activity is conducted by third-party contractors based in Malaysia, the Philippines and China. Our subsidiary, Semtech International AG, has an operations office located in the Philippines that supports and coordinates some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment. We have a prepayment arrangement with one of our assembly and test contactors to provide us with guaranteed capacity and preferred pricing. The balance with this contractor does not have collateral backing.

Our arrangements with both outside wafer foundries and package and test subcontractors are designed to provide some assurance of capacity but are not expected to assure access to all the manufacturing capacity we may need in the future.

For further information regarding our arrangements with suppliers and the location of our long-lived assets, see Note 5, 8 and 17 to the Consolidated Financial Statements included in Item 8.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit applications and design talent, our ability to introduce new products, and the rate at which we introduce these new products to offset the generally short product life cycles. Our industry is characterized by decreasing unit selling prices over the life of a product and these decreases are sometimes quite rapid. We believe we compete effectively based upon our ability to capitalize on efficiencies and economies of scale in production and sales, and our ability to maintain or improve our productivity and product yields to reduce manufacturing costs.

We are in direct and active competition, with respect to one or more of our product lines, with at least 30 manufacturers of varying size, technical capability and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors to include Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Fairchild Semiconductor, Advanced Analogic Technologies, Monolithic Power Systems and Intersil Semiconductor, all with respect to our power management products; ST Microelectronics N.V., Philips ON Semiconductor, Protek and California Micro Devices with respect to our protection products; Analog Devices and Maxim Integrated Products with respect to our test and measurement products; Silicon Laboratories and Zarlink Semiconductor with respect to our advanced communications products; and Marvell and Micrel Semiconductor with respect to our wireless and sensing products.

Intellectual Property and Licenses

We own many U.S. and foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2010 to 2025. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others.

Semtech Neuchatel licenses certain patents and other intellectual property to others in exchange for use of the other party’s intellectual property and/or royalties or other fees which, in the aggregate, were not material in fiscal year 2006.

We license some intellectual property from other companies and we believe the duration and other terms of the licenses are appropriate for our needs. At January 29, 2006, other current liabilities and other long-term liabilities include approximately $155,000 and approximately $150,000, respectively, of fees payable in connection with Semtech Neuchatel’s license of certain intellectual property through various dates ranging up to at least 2016.

We have registered many of our trademarks in the U.S. and in various foreign jurisdictions. Registration generally provides rights in addition to basic trademark protections and are typically renewable upon proof of continued use. We have registered, or are in the process of registering, our SEMTECH trademark in many jurisdictions. In one location use of this trademark is prohibited, but we are permitted to use our Semtech International tradename. This restriction has not had a material impact on our business to date and we do not anticipate it will have a material impact in the future.

We also register certain materials in which we have copyright ownership, which provides additional protection for this intellectual property.

Employees

As of January 29, 2006, we had 659 full-time employees. There were 148 employees in research and development, 137 in sales, marketing and field services, and 75 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions. Approximately 44% of our employees are assigned to the Standard Semiconductor Products segment and approximately 19% are assigned to the Rectifier, Assembly and Other Products segment, with the remaining employees, approximately 37%, serving both segments.

We have not had a work stoppage in at least the last decade and the only unionized employees are the approximately 110 Mexican nationals who work at our Reynosa facility, a part of our Rectifier, Assembly and Other Products segment. Our employee relations during the last fiscal year have been, and remain, satisfactory.

We readjust our workforce from time to time to meet the changing needs of our business. Competition for key design and application engineers is significant.

Government Regulations

We are required to comply, and it is our policy to comply, with numerous government regulations that are normal and customary to businesses in our industry and that operate in our markets and operating locations.

Our sales that serve the military and aerospace markets primarily consist of products from the Rectifier, Assembly, and Other Products segment that have been qualified to be sold in these markets by the U.S. Department of Defense (DOD). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in those product lines. The U.S. State Department has determined that a small number of special assemblies from the Rectifier, Assembly, and Other Products segment are subject to the International Traffic in Arms Regulations (ITAR). We have a Technical Assistance Agreement in place that permits us to assemble these products in Mexico. International shipments of these products require a State Department license. Sales of products subject to ITAR are not material relative to the total sales of the Company.

Our facilities throughout the world are subject to various environmental laws and regulations and we believe our operations are in substantial compliance with those laws and regulations. Due to the limited nature of our manufacturing operations, the expense related to environmental compliance for our ongoing operations was immaterial for fiscal years 2006, 2005, and 2004 and has not had any material adverse effect on our capital expenditures, net income, or competitive position. New laws or regulations or changes to existing laws or regulations could subject our ongoing operations to different or additional environmental standards that could increase our cost of compliance in the future. In addition, our cost of doing business could increase if our suppliers increase prices to recoup the cost of their compliance with new or revised laws or regulations.

We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites (see Note 12 to our consolidated financial statements). During fiscal years 2006, 2005, and 2004, the expense incurred with respect to these clean up matters was not material.

We use an environmental firm, specializing in hydrogeology, to perform periodic monitoring of the groundwater at the facility in Newbury Park, California that we leased for approximately forty years. We vacated the building in May 2002. Certain contaminants have been found in the local groundwater. Monitoring results over a number of years indicate that contaminants are from adjacent facilities. It is currently not possible to determine the ultimate amount of future clean-up costs, if any, that may be required of us for this site. There are no claims pending with respect to environmental matters at the Newbury Park site. Accordingly, no reserve for clean-up has been provided at this time.

Available Information

General information about us can be found on our website at www.semtech.com. The information on our website is for information only and should not be relied on for investment purposes. The information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (“SEC”).

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

As discussed in “Forward Looking and Cautionary Statements” earlier in this report, this Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors including the risks faced by us described below and elsewhere in this Form 10-K, in our other filings with the SEC, and in material incorporated herein and therein by reference. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Fairchild Semiconductor, Advanced Analogic Technologies, Monolithic Power Systems and Intersil Semiconductor, with respect to our power management products; ST Microelectronics N.V., Philips and California Micro Devices, with respect to our protection products; Analog Devices and Maxim Integrated Products, with respect to our test and measurement products; Zarlink Semiconductor and Silicon Laboratories, with respect to our advanced communications products; and Marvell and Micrel Semiconductor, with respect to our wireless and sensing products. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

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

Many of our products are used in personal computers and related peripherals. For fiscal year 2006, we estimate that 30% of our sales were used in computer applications, including 18% tied to notebook computers and PDAs. Industry-wide fluctuations in demand for desktop and notebook computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

For fiscal year 2006, shipment of our products to ATE customers represented approximately 4% of our net sales. In recent years, shipment of our products to ATE customers have represented 10% or more of net sales. Products sold into the ATE end-market tend to have above average gross margin. Consequently, downturns in the ATE market and declines in the sales of our products used in ATE systems may adversely affect our business.

We estimate that sales related to cellular phone applications represented 27% of our sales in fiscal year 2006. In fiscal year 2005, sales tied to cellular phone applications were estimated at 32% of our sales. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, could adversely affect our business.

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

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines and Germany. For fiscal year 2006, approximately 58% of our silicon in terms of finished wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2005, approximately 59% of our silicon in terms of finished wafers was supplied by this third-party foundry in China. While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

A majority of our package and test operations are performed by third-party contractors based in Malaysia, Korea, the Philippines and China. Our international business activities, in general, are subject to a variety of potential risks resulting from political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or a political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.

We may be unsuccessful in developing and selling new products required to maintain or expand our business

We operate in a dynamic environment characterized by price erosion, rapid technological change, and design and other technological obsolescence. Our competitiveness and future success depend on our ability to achieve design wins for our products with current and future customers and introduce new or improved products that meet customer needs while achieving favorable margins. A failure to achieve design wins, to introduce these new products in a timely manner, or to achieve market acceptance for these products could harm our business.

The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and development;

•	timely and efficient implementation of manufacturing and assembly processes;

•	product performance;

•	the quality and reliability of the product; and

•	effective marketing, sales and service.

•	The failure of our products to achieve market acceptance due to these or other factors could harm our business.

Our products may be found to be defective, product liability claims may be asserted against us and we may not have sufficient liability insurance

One or more of our products may be found to be defective after shipment, requiring a product replacement, recall, or a software solution that would cure the defect but impede performance of the product. We may also be subject to product returns which could impose substantial costs and harm our business. Beyond the potential direct cost associated with product failures, loss of confidence by major customers could cause sales of our other products to drop significantly.

Product liability claims may be asserted with respect to our technology or products. Our products are typically sold at prices that are significantly lower than the cost of the modules or end-products into which they are incorporated. A defect or failure in our product could give rise to failures in the module or the ultimate end-product, so we may face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved, especially if our customer seeks to recover for damage claims made against it by its own customers. While we maintain some insurance for such events, there can be no assurance that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims not covered by insurance.

The costs associated with our general product warranty policy and our indemnification of certain customers, distributors, and other parties could be higher in future periods

Our general warranty policy provides for repair or replacement of defective parts. In some cases a refund of the purchase price is offered. In certain instances, we have agreed to other warranty terms, including some indemnification provisions, that could prove to be significantly more costly than repair, replacement or refund. If there is a substantial increase in the rate of customer claims, if our estimate of probable losses relating to identified warranty exposures prove inaccurate, or if our efforts to contractually limit liability prove inadequate, we may record a charge against future cost of sales.

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

In addition, the future sale of a substantial number of shares of common stock by us or by our existing stockholders or option holders (including directors, officers, and employees) may have an adverse impact on the market price of the shares of common stock. There can be no assurance that the trading price of our common stock will remain at or near its current level.

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 73% of net sales in the fiscal year ended January 29, 2006. Sales to our customers located in Taiwan and Korea constituted 29% and 26%, respectively, of net sales for fiscal year 2006. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

The outbreak of an avian influenza (bird flu) pandemic, severe acute respiratory syndrome (SARS), or other heath related issues, could impact our customer or supply base, especially in Asia

A large percentage of our sales are to customers located in Asia and a large percentage of our products are manufactured in Asia. One of our largest customer bases in Asia is located in Taiwan. Our largest wafer source is located in China. SARS or other health related issues, such as an avian influenza (bird flu) pandemic, could have a negative impact on consumer demand, on travel needed to secure new business or manage our operations, on transportation of our products from our suppliers or to our customers, or on workers needed to sell or manufacture our products or our customers’ products.

Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non U.S. dollar-denominated currencies are principally the Euro, Swiss Francs, and British Pounds Sterling. We also have a significant number of employees that are paid in foreign currency, the largest groups being United Kingdom-based employees who are paid in British Pounds Sterling and Swiss-based employees who are paid in Swiss Francs.

If the value of the U.S. dollar weakens relative to these specific currencies, as it has done in recent years, the cost of doing business in terms of U.S. dollars rises. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances, could harm our business.

Changes in foreign currency exchange rates, particularly Swiss Francs, also impacts our provision for income taxes and other tax-related balance sheet accounts. By impacting our provision for income taxes, foreign currency exchange rates also impact our reported earnings per share.

In the past we have done a limited amount of hedging of our foreign exchange exposure. In fiscal year 2004, we purchased forward contracts that locked in our right to purchase Swiss Francs at an agreed upon rate. Those contracts matured in fiscal year 2005. As a means of managing our foreign exchange exposure, we routinely convert U.S. dollars into foreign currency in advance of the expected payment. Any future use of forward contracts to hedge foreign exchange exposure may be required to be marked-to-market each quarter and can create volatility in net income not directly tied to our operating results.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

The identity of our largest customers has varied from year to year. Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. One of our end-customers, a major manufacturer of cellular phone handsets and other electronic equipment, accounted for 11% of net sales in fiscal year 2006. In addition, we had several end-customers in fiscal year 2006 that on an annual basis accounted for more than 5% of net sales, but less than 10% of net sales.

Several of our authorized distributors have regularly accounted for more than 10% of net sales on an annual basis. Depending on the authorized distributor and their strategic focus, they can support anywhere from a few end-customers to many end-customers. For fiscal year 2006, two of our Asian distributors accounted for approximately 12% and 9%, respectively, of net sales. As of the end of fiscal year 2006, these two Asian distributors accounted for approximately 12% and 11%, respectively, of our net accounts receivable.

Sales to our customers are generally made on open account, subject to credit limits we may impose, and the receivables are subject to the risk of being uncollectible.

We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term contracts. The loss of any significant customer, any material reduction in orders by any of our significant customers, the cancellation of a significant customer order or the cancellation or delay of a customer’s significant program or product could harm our business.

Most of our authorized distributors, which together represent more than half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable

In fiscal year 2006, authorized distributors accounted for approximately 57% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2006, our two largest distributors were based in Asia.

The termination of any distributor could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product they hold as the distributor. Since many distributors simply resell finished products, they generally operate on very thin profit margins. If a distributor were to terminate its agreement with us or go out of business, our unsecured accounts receivable from it would be subject to significant collection risk.

We face risks associated with companies we have acquired in the past and may acquire in the future

We have expanded our operations through strategic acquisitions, such as the acquisition of XEMICS SA in June 2005, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions could use a significant portion of our available liquid assets and/or we could incur debt or issue equity securities to fund acquisitions. Issuance of equity securities could be dilutive to existing shareholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse against the selling party. We cannot provide any assurance that any acquisition will have a positive impact on our future performance.

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

We must commit resources to product production prior to receipt of purchase commitments and could lose some or all of the associated investment

Sales are made primarily on a current delivery basis, pursuant to purchase orders that may be revised or cancelled by our customers without penalty, rather than pursuant to long-term contracts. Some contracts require that we maintain inventories of certain products at levels above the anticipated needs of our customers. As a result, we must commit resources to the production of products without binding purchase commitments from customers. Our inability to sell products after we devote significant resources to them could harm our business.

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

We are subject to government regulations and other standards that impose operational and reporting requirements

We, our suppliers, and our customers are subject to a variety of United States federal, foreign, state and local governmental laws, rules and regulations, including those related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals and the incorporation of such substances into products available for sale. If we or our suppliers were to incur substantial additional expenses to acquire equipment or otherwise comply with environmental regulations, product costs could significantly increase, thus harming our business. We are also subject to laws, rules, and regulations related to export licensing and customs requirements, including the North American Free Trade Agreement and State Department and Commerce Department rules.

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

Terrorist attacks, war and other acts of violence may negatively affect our operations and your investment

Terrorist attacks, such as the attacks that took place on September 11, 2001, wars, such as the war in Iraq, and other acts of violence, such as those that may result from the tension in the Middle East and the Korean peninsula, or any other national or international crisis, calamity or emergency, may result in interruption to the business activities of many entities, business losses and overall disruption of the U.S. economy at many levels. These events may directly impact our physical facilities or those of our customers and suppliers. Additionally, these events or armed conflicts may cause some of our customers or potential customers to reduce the level of expenditures on their services and products that ultimately may reduce our revenue. The consequences of these reductions are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. For example, as a result of these events, insurance premiums for businesses may increase and the scope of coverage may be decreased. Consequently, we may not be able to obtain adequate insurance coverage for our business and properties. A “high” or “Orange” or “severe” or “Red” threat condition announced by the Homeland Security Advisory System or similar agency and any consequent effect on the transportation industry may adversely affect our ability to timely import materials from our suppliers located outside the United States or impact our ability to deliver our products to our customers without incurring significant delays. To the extent that these disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market our services and products, our business and results of operations could be harmed.

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

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

A revised standard, SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value, is effective beginning with a company’s first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. This means SFAS 123(R) is effective for us beginning with the first quarter of fiscal year 2007, which began on January 30, 2006. We have adopted the new standard using the modified prospective transition method.

Had we adopted SFAS 123(R) in prior periods, the impact of this pronouncement would approximate the impact of SFAS 123 described in the disclosure of the pro forma results in Note 1, under the heading “Stock-Based Compensation” in our Notes to Financial Statements included elsewhere in this Form 10-K. We estimate that stock option expense under SFAS 123(R) for the first quarter of fiscal year 2007 will reduce earnings by $4.3 to $4.8 million, pre-tax, or approximately 4 cents per share.

The implementation of SFAS 123(R) will result in lower reported (GAAP) earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Failure to maintain effective internal controls could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and an annual report by our independent registered public accounting firm addressing the assessment.

Management’s report for fiscal year 2006, and the required attestation report of our independent registered public accounting firm, are included in Part II, Item 8 of this Form 10-K. Our controls and procedures are also discussed in Part II, Item 9A of this Form 10-K.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters is located in Camarillo, California where we own an approximately 85,000 square foot facility that was completed in 2002. The original parcel on which the headquarters is located will accommodate substantial expansion, and we purchased a vacant lot adjacent to the headquarters when it became available in fiscal year 2003. The Camarillo facility houses a very limited amount of test and probe activity, as well as inside sales, marketing and administrative offices. The Camarillo facility serves as the business headquarters for our Rectifier, Assembly and Other Products segment and all of the product lines that make up the Standard Semiconductor Products segment, with the exception of our test and measurement product line that is headquartered in San Diego, California and our wireless and sensing product line that is headquartered in Neuchatel, Switzerland.

We own a 30,000 square foot building in Reynosa, Mexico that supports the assembly and production needs of our rectifier and assembly product lines.

We also lease a 44,000 square foot facility in Corpus Christi, Texas, which housed a wafer fabrication line, production testing and certain engineering functions for our protection product line (part of the Standard Semiconductor Products segment). In December 2002, we stopped production in the Corpus Christi facility as part of the strategic move to obtain nearly all of our silicon wafers from outside sources. The Corpus Christi lease runs through December 2021, but we have the ability to terminate it in 2011. While we continue to pay rent on this vacant facility, we are investigating sublease opportunities and other alternatives.

Our San Diego, California facility is an approximately 25,000 square foot building that houses design, test and administrative functions and serves as the business headquarters for our test and measurement product line (part of the Standard Semiconductor Product segment). The lease on this facility runs through September 2009.

We also lease space to house certain of our other design, sales and marketing and operations facilities in San Jose, California; Raleigh, North Carolina; China; England; France; Germany; Japan; Korea; the Philippines; Scotland; Switzerland; and Taiwan. The space in New York City that previously housed our HID product group has been sublet.

In December 2000, we purchased a parcel of land in San Diego, California for approximately $7.9 million and began exploring plans to build a facility to support our test and measurement product line. We deferred the project due to the significant downturn in the product line’s business. We are contemplating the sale of this parcel of land.

We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time we become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.

In June 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. The group has submitted various reports to the State for review, including the results of limited groundwater sampling and the draft remediation plan. The State has not yet responded to the draft remediation plan. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, our share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to any additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

During fiscal year 2006 we were not subjected to any penalties requiring disclosure under Section 6707A(e) of the Internal Revenue Code.

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

	High	Low
Fiscal year ending January 30, 2005:
First Quarter	$26.47	$20.58
Second Quarter	$25.42	$18.92
Third Quarter	$21.50	$15.94
Fourth Quarter	$22.43	$17.54
Fiscal year ending January 29, 2006:
First Quarter	$20.86	$16.15
Second Quarter	$18.86	$16.36
Third Quarter	$19.47	$13.89
Fourth Quarter	$21.06	$14.42

Holders

On April 3, 2006, the reported last sale price of our common stock on the NASDAQ National Market was $18.01 per share. As of April 3, 2006, we had 448 stockholders of record.

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

Sales of Unregistered Securities

We did not make any unregistered sales of equity securities during fiscal year 2006.

Purchases of Equity

This table provides information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2006.

Fiscal Month	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That MayYet Be Purchased Under The Program (1)
November (10-31-05 to 11-27-05)	—	—	—	$28.4 million
December (11-28-05 to 12-25-05)	378,000	$19.46	378,000	$22.0 million
January (12-26-05 to 01-29-06)	346,000	$18.77	346,000	$14.5 million
Total fourth quarter fiscal year 2006	724,000	$19.13	724,000

(1)	On February 24, 2004 the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). On July 6, 2005, the Company announced that it had exhausted the initial authorization and that its Board of Directors had approved an additional $50.0 million for the 2004 Program. The 2004 Program does not have an expiration date. No publicly announced plan or program of the Company for the purchase of shares expired during the period covered by the table.
(2)	As shown in the table, all shares purchased by the Company during the fourth quarter were purchased through the 2004 Program. The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data for each of the fiscal years in the five-year period ended January 29, 2006 have been derived from our audited financial statements. Such information for the three fiscal years ended January 29, 2006 is contained in and should be read in conjunction with our management’s discussion and analysis, and audited financial statements and accompanying notes included in this Form 10-K. The fiscal year ended January 30, 2005 consisted of fifty-three weeks and all other fiscal years presented consisted of fifty-two weeks. Our past results are not necessarily indicative of our future performance.

Consolidated Statements of Income Data:

(In thousands, expect earnings per share data)

	Fiscal Year Ended
	Jan. 27, 2002	Jan. 26, 2003	Jan. 25, 2004	Jan. 30, 2005	Jan. 29, 2006
Net Sales	$191,210	$192,958	$192,079	$253,612	$239,405
Cost of Sales	97,920	83,097	81,332	105,705	104,996

Gross Profit	93,290	109,861	110,747	147,907	134,409
Operating costs and expenses:
Selling, general & administrative	33,798	34,426	37,207	44,449	44,551
Product development & engineering	29,744	31,336	30,371	33,492	37,534
Acquisition related items	—	—	—	—	4,954
One-time costs	2,727	13,202	—	—	—

Total operating costs and expenses	66,269	78,964	67,578	77,941	87,039

Operating income	27,021	30,897	43,169	69,966	47,370
Interest and other income (expense), net	9,095	15,187	(451)	6,304	7,286

Income before taxes	36,116	46,084	42,718	76,270	54,656
Provision for taxes	10,113	11,903	10,252	17,382	11,671

Net income	$26,003	$34,181	$32,466	$58,888	$42,985

Earnings per share:
Basic	$0.37	$0.47	$0.44	$0.79	$0.59
Diluted	$0.33	$0.44	$0.42	$0.75	$0.57
Weighted average number of shares:
Basic	69,983	73,013	73,570	74,187	73,436
Diluted	77,747	77,789	77,504	78,124	75,992

Acquisition related items for the fiscal year ended January 29, 2006 are related to the June 2005 acquisition of XEMICS SA.

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

Consolidated Balance Sheet Data:

(In thousands)

	Balances as of
	Jan. 27, 2002	Jan. 26, 2003	Jan. 25, 2004	Jan. 30, 2005	Jan. 29, 2006
Cash, cash equivalents and investments	$543,502	$489,047	$275,477	$301,898	$278,186
Working capital	402,970	420,912	216,419	221,416	235,563
Total assets	690,401	620,546	409,554	457,925	473,765
Convertible subordinated notes	364,320	241,570	—	—	—
Other long-term liabilities	—	—	—	2,410	5,478
Total stockholders’ equity	$298,795	$341,440	$379,610	$424,366	$438,459

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

As discussed in “Forward Looking and Cautionary Statements” earlier in this report, this Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements, including as a result of the risks described in the cautionary statements in Item 1A “Risk Factors” and elsewhere in this Form 10-K, in our other filings with the SEC, and in material incorporated herein and therein by reference. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets for a wide variety of end applications. Computer end market applications include notebook and desktop computers, computer graphics, and personal digital assistants (PDAs). Products within the communications market include products for set-top boxes, local area networks, metro and wide area networks, cellular phones and base stations. Industrial and other applications include automated test equipment (ATE), power supplies, hearing aids and other medical devices, and meter reading and factory automation systems. Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel, Apple, Agilent, Cisco, Compal Electronics, Dell, Hewlett Packard, IBM, Intel, LG Electronics, Motorola, Phonak, Quanta Computer, Samsung, Siemens, Sony and Unisys.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during fiscal year 2006 were 43% of net sales. The remaining 57% of net sales were made through independent distributors.

We divide and operate our business based on two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. We do not track balance sheet items by individual reportable segments. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our power management, protection, test and measurement, advanced communications and wireless and sensing product lines. The Rectifier, Assembly and Other Products segment includes our line of assembly and rectifier devices, which are the remaining products from our founding as a supplier into the military and aerospace market.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines and Germany. For the fiscal year ended January 29, 2006, approximately 58% of our silicon, in terms of finished wafers purchased, was manufactured in China. Foreign sales for fiscal year 2006 constituted approximately 73% of our net sales. Approximately 90% of foreign sales in fiscal year 2006 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Acquisition

On June 23, 2005, we acquired through our wholly-owned Swiss subsidiary, Semtech International AG, all of the outstanding shares of XEMICS SA (XEMICS) in a cash-for-stock transaction pursuant to a share purchase and sales agreement. Following the acquisition we changed the name of the company from XEMICS SA to Semtech Neuchatel SA (Semtech Neuchatel).

Semtech Neuchatel is a research and development intensive company based in Switzerland that applies low-power, low-voltage design expertise across its core technologies, namely sensor interfacing/data acquisition, 8-bit RISC microcontrollers, radio frequency transceivers and audio converters. These capabilities are aimed at adding value in next generation, highly integrated battery powered wireless and sensing applications. Semtech Neuchatel, which continues to operate from its Switzerland location, is also referred to as our Wireless and Sensing Products product line and is included in the Standard Semiconductor Products Segment.

We believe this acquisition strategically enhances our competitive edge in developing high-performance analog ICs. The acquired company offered proprietary technology (including patents and other exclusive IP), access to applied research, and an existing business to combine with our market presence and capital resources, existing relationships with industry leaders, and worldwide infrastructure of sales, marketing and manufacturing resources. The addition of XEMICS represents a convergence of technology between our key analog disciplines of power management and over-voltage protection and XEMICS’s core capabilities in designing ultra low power building blocks. We believe that the acquisition of XEMICS broadens our capabilities and that the integration of its core functions with ours will be critical in winning new designs. Since the acquisition, we have worked to integrate Semtech Neuchatel into our organization in the areas of information systems, accounting and financial reporting, quality, and operational procedures. We have also trained our sales force on targeted applications for this product line.

In addition to the $ 43.0 million we paid to the selling shareholders of XEMICS in June 2005, the acquisition contract provides for the possibility of additional payments of up to $16.0 million if Semtech Neuchatel meets certain performance objectives during an earn-out period of approximately one year that ends on April 30, 2006. Any earn-out would be payable, at the earliest, in the second quarter of fiscal year 2007. The payment could occur in a later quarter if there is any dispute surrounding the calculations underlying the adjustment. Although the earn-out period has not yet ended, based on period-to-date performance against the targeted objectives, we do not believe any earn-out will be payable to the selling shareholders.

The former XEMICS shareholders made certain representations, warranties and covenants with respect to the financial condition of XEMICS and other matters. A portion of the purchase price was not immediately disbursed to the selling shareholders but is being held in escrow for fifteen months after the closing to ensuresome funds are available in the event liability attaches to the selling shareholders as a result of a breach of the representations and warranties. Six of the selling shareholders will remain liable for five years after the closing as to certain representations related to organization, capital structure, and tax matters. The share purchase and sales agreement provides for certain conditions and limitations on the selling shareholders’ liability. We have not made any claims against the escrow account, but continue to monitor and assess whether there are any qualifying items in excess of the threshold for making a claim.

Consistent with purchase accounting treatment of the acquisition, we included XEMICS’ results of operations subsequent to the close of the transaction on June 23, 2005 in our consolidated results of operations. We also assumed the assets and liabilities of XEMICS as of the closing date.

During the second quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development. From the close date of June 23, 2005 until the end of our fiscal year 2006 on January 29, 2006, we incurred $954,000 of expense for amortization of other intangible items. The remaining $5.5 million balance of other intangible items as of end the end of fiscal year 2006 will be amortized over future periods. There are no tax-related benefits from these acquisition related costs.

Additional information regarding the acquisition is provided in this Item 7 under the caption Critical Accounting Policies and Estimates and in Note 18 to the financial statements included in this Form 10-K.

Insurance Settlements

In March 2003, we announced that we resolved a customer dispute. Under the terms of the settlement, we agreed to pay the customer $12.0 million in cash in two equal annual installments, plus rebates on the future purchase of certain products by the customer through the end of March 2005. At the time of the customer settlement, we stated that we would vigorously pursue insurance coverage for the full value of the settlement. We subsequently filed lawsuits against three of our insurance companies and reached settlements with two of the three insurance companies in the second quarter of fiscal year 2006. We recorded a $3.0 million gain in fiscal year 2006 for these insurance settlements. In fiscal year 2006, we also recorded $2.9 million of related legal expenses under the operating expense category of selling, general and administrative. The case against the remaining insurance company is expected to go to trial sometime in fiscal year 2007. We are unable to predict if settlement will be reached prior to trial. There is no assurance that we will prevail at trial or that the insurance company will not appeal if we do prevail. Legal fees and expenses related to pursuit of the insurance recovery have been, and will continue to be, expensed in the period incurred. If the settlement amount or amount awarded at trial is less than we seek, if we fail to prevail at trial, or if we or the insurance company appeal the decision, total legal expenses associated with the litigation may exceed the amount recovered from the insurance companies.

Additional information regarding the insurance settlements is provided in Note 12 to the financial statements included in this Form 10-K.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. We classify our investments as “available for sale” because we expect to possibly sell some securities prior to maturity. We include any unrealized gain or loss, net of tax, in the comprehensive income portion of our Consolidated Statements of Stockholders’ Equity.

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

Stock Option Expensing

Through fiscal year 2006, we have included in our Notes to Consolidated Financial Statements a pro forma disclosure of the impact stock options would have on net income (loss) using the fair value stock option expense recognition method, as allowed under Statement of Financial Accounting Standards No. 123 and using an intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Therefore, we generally have not recognized any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

A revised standard, SFAS No. 123 (revised 2004), Share Based Payment” (“SFAS 123(R)”), which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value, is effective beginning with a company’s first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. This means SFAS 123(R) is effective for us beginning with the first quarter of fiscal year 2007, which began on January 30, 2006. The adoption of SFAS 123(R) requires us to apply a valuation model, which includes estimates and assumptions on the rate of forfeiture and expected life of options and stock price volatility. Actual results may differ from estimates.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.

Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

Impairment of Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

The Company accounts for other purchased intangible assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

In-Process Research and Development

In-process research and development (IPR&D) expense totaled $4.0 million during fiscal year 2006. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying project had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, as clarified by FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

The fair value of the acquired IPR&D was determined using the income approach. Under this approach, the expected future cash flows for the project under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. The unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development were considered. Future cash flows were estimated based on forecasted revenue and costs, taking into account product life-cycles, market penetration and growth rates.

The following table summarizes the key assumptions of the acquired IPR&D project as of the acquisition date:

Acquired IPR&D
Development project	Wireless & sensing chips and protocols
Average estimated percent complete	23%
Average estimated time to complete	1.5 years
Estimated cost to complete (in millions)	$3.9
Risk adjusted discount rate	25%
IPR&D (in millions)	$4.0

As of the acquisition date, the cost to complete development was estimated to be $3.9 million and revenue related to the acquired IPR&D was projected to begin in the fourth quarter of fiscal year 2007. As a result of a shift in strategic market positioning, R&D priorities were revised and related resources were reallocated, resulting in a reduction in development activity and a delay in projected release to market of certain IPR&D related products. Current projections with respect to estimated cost and effort to complete are consistent with the original assumptions. However, the shift in priorities is expected to reduce cash flow from IPR&D related projects by approximately $1.8 million over the next three years. The assumptions consist primarily of expected completion dates, estimated cost to complete, and revenue and expense projections for the product once it enters the market.

Accounting for Income Taxes

The SFAS 109, “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax impact is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize probable liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes may be due. In the current period, no change to our tax contingency reserve of $1.2 million was recorded.

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

On October 22, 2004 the American Jobs Creation Act of 2004 (the “Act”) was signed into law and creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. On January 13, 2005 the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. We have not repatriated any funds under this Act.

Results of Operations

Fiscal Year 2006 Compared With Fiscal Year 2005

Net Sales. Net sales for fiscal year 2006 were $239.4 million, a decline of 6% from $253.6 million for fiscal year 2005. Included in net sales for fiscal year 2006 were $14.8 million of incremental sales as a result of the June 2005 acquisition of XEMICS. Net sales for fiscal year 2005 had no sales contributions from XEMICS.

Semiconductor and electronics industry conditions improved in the second half of fiscal year 2006 compared to the first half of fiscal year 2006. Fiscal year 2005 was characterized by a strong first half, but a weaker second half of fiscal year 2005. Our quarterly sales levels reflected these periods of strength and weakness. Worldwide semiconductor sales grew in calendar year 2005 according to industry sources.

Presented below is our estimate of sales by end-market. End-products in the computer end-market include notebook and desktop computers, graphics applications, PDAs and computer gaming systems. Communications end products include cellular phone handsets, wireless base stations, set-top boxes, and networking, broadband and long-haul communications infrastructure equipment. The industrial/other products category includes traditional industrial and automation equipment, power supplies, military, aerospace and medical applications.

(fiscal years, in thousands)

	2006		2005		Change
End-Markets	Net Sales	% total	Net Sales	% total
Computer	$71,079	30%	$81,156	32%	-12%
Communications	110,366	46%	121,734	48%	-9%
Industrial/Other	57,960	24%	50,722	20%	14%

Net sales	$239,405	100%	$253,612	100%	-6%

Within the computer end-market category, sales to notebook computer customers decreased by 18% during fiscal year 2006, sales of products used in desktop computers and servers were up 20% and sales related to computer graphics/gaming systems were down about 70%. Sales in the communications category were most impacted by a 20% decline in sales of products used in cellular handsets that was partially offset by a greater than 15% increase in networking and communications infrastructure applications. The increase in the industrial end-market category reflected a 62% decline of sales into the automated test equipment (ATE market), which was more than offset by a 96% increase in other industrial/other applications (primarily as a result of the June 2005 XEMICS acquisition).

Standard Semiconductor Products represented 96% of net sales in fiscal year 2006, with the Rectifier, Assembly and Other Products segment contributing the remaining 4%. Included in Standard Semiconductor Products’ net sales for fiscal year 2006 were $14.8 million of incremental sales as a result of the June 2005 acquisition of XEMICS. Standard Semiconductor Products’ net sales for fiscal year 2005 had no sales contributions from XEMICS.

Details on net sales by reportable segment are presented below.

(fiscal years, in thousands)

	2006		2005		Change
Reportable Segment	Net Sales	% total	Net Sales	% total
Standard Semiconductor Products	$229,425	96%	$243,202	96%	-6%
Rectifier, Assembly and Other Products	9,980	4%	10,410	4%	-4%

Net Sales	$239,405	100%	$253,612	100%	-6%

The 6% decline in sales of Standard Semiconductor Products reflected the fall off in the key end-markets of notebook computers, cellular phones and ATE, which were only partially offset by strength in wireline, desktop computers and industrial applications.

Sales of our Rectifier, Assembly and Other Products declined by 4% in fiscal year 2006 due to weak demand for these older technology products which are used mostly in military and certain industrial applications.

Gross Profit. Gross profit for fiscal year 2006 was $134.4 million, compared to $147.9 million for the prior year. This decrease was due to a 6% decline in net sales and a lower gross margin percentage compared to fiscal year 2005. Our gross margin was 56% for fiscal year 2006, down from 58% in fiscal year 2005. Our strategy is to develop new products that offer more advanced or more complex features than the competition, which in turn generally provides for higher gross margin. However, margin improvements may be offset by price erosion due to competition and other factors tied to industry conditions.

In fiscal year 2006 and fiscal year 2005, we sold $200,000 and $507,000, respectively, of inventory of the Standard Semiconductor Products segment that had been written-down during the second quarter of fiscal year 2002.

Operating Costs and Expenses. Operating costs and expenses were $87.0 million for the fiscal year 2006, up from $77.9 million in fiscal year 2005. Detailed below are the operating costs and expenses for fiscal years 2006 and 2005.

(fiscal years, in thousands)

	2006		2005		Change
Operating Costs & Exp.	Costs/Exp.	% sales	Costs/Exp.	% sales
Selling, general and administrative	$44,551	19%	$44,449	18%	0%
Product development and engineering	37,534	16%	33,492	13%	12%
Acquisition related items	4,954	2%	—	0%	N/A

Total operating costs and expenses	$87,039	36%	$77,941	31%	12%

The increase in operating costs and expenses in fiscal year 2006 reflects primarily a 12% increase in spending in the area of product development and engineering, also referred to as research and development (R&D), and was largely a result of the June 2005 acquisition of XEMICS. Also impacting fiscal year 2006 operating expenses were acquisition related expense items, namely $4.0 million of written-off in-process research and development (see “In-Process Research and Development” below) and $954,000 of amortization of intangibles, all resulting from the acquisition of XEMICS (see “Acquisition” above and Note 18 to the financial statements included in this Form 10-K).

Included in fiscal year 2006 operating expenses under the category of selling, general and administrative is a $3.0 million gain associated with insurance settlements and $2.9 million of related legal expenses for the year (see “Insurance Settlements” above and Note 12 to the financial statements included in this Form 10-K).

As a percentage of net sales, operating costs were higher in fiscal year 2006 compared to fiscal year 2005 due to higher absolute spending and lower sales levels.

Operating Income. Operating income was $47.4 million in fiscal year 2006, down from operating income of $70.0 million in fiscal year 2005. Operating income was impacted by lower sales levels, lower gross margin and higher operating costs and expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

(fiscal years, in thousands)

	2006		2005		Change
Reportable Segment	Op. Income	% total	Op. Income	% total
Standard Semiconductor Products	$45,487	96%	$66,901	96%	-32%
Rectifier, Assembly and Other Products	1,883	4%	3,065	4%	-39%

Total operating income	$47,370	100%	$69,966	100%	-32%

Operating income for the Standard Semiconductor Products decreased in fiscal year 2006 by 32% due to lower sales levels and higher operating costs and expenses. Operating income for the Rectifier, Assembly and Other Products declined by 39% in fiscal year 2006 due to lower sales and lower manufacturing efficiencies.

Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $7.3 million for fiscal year 2006, up from income of $6.3 million in fiscal year 2005. For fiscal year 2006 and 2005, a vast majority of interest and other income was interest income from investments.

The improvement in net interest and other income and expense in fiscal year 2006 was mostly due to higher rates of return on investments, that was partially offset by a $23.7 million decline in cash and investments that generate interest income.

Provision for Taxes. The provision for income taxes was $11.7 million for fiscal year 2006, compared to $17.4 million in fiscal year 2005. The effective tax rate for fiscal year 2006 and fiscal year 2005 were 21% and 23%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions. Specifically, in the current period, we received a favorable tax ruling in a foreign jurisdiction regarding eligibility for a sales exclusion provision. This exclusion reduced our current period tax provision by approximately $2.4 million, of which approximately $2.1 million relates to the twelve month period ending January 29, 2006 and approximately $259,000 relates to the fiscal year ending January 30, 2005.

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

Selected Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited consolidated statements of income data for each of the eight quarterly periods ended January 29, 2006, as well as that data expressed as a percentage of our net sales for the quarters presented. Per our fiscal calendar, fiscal year 2005 was a fifty-three week year, with the third quarter ending October 31, 2004 being a fourteen week quarter. All other quarters presented consisted of thirteen weeks.

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

	Quarters Ended
	Apr. 25, 2004	July 25, 2004	Oct. 31, 2004	Jan. 30, 2005	May 1, 2005	July 31, 2005	Oct. 30, 2005	Jan. 29, 2006
Net Sales	$61,893	$68,305	$64,987	$58,427	$56,174	$57,989	$60,870	$64,372
Cost of Sales	25,111	27,470	27,767	25,357	24,502	25,867	26,605	28,022

Gross Profit	36,782	40,835	37,220	33,070	31,672	32,122	34,265	36,350
Operating costs and expenses:
Selling, general & administrative	10,341	11,323	11,438	11,347	11,108	9,189	12,003	12,251
Product development & engineering	7,907	8,435	8,826	8,324	8,633	9,321	10,143	9,437
Acquisition related items	—	—	—	—	—	4,136	409	409

Total operating costs and expenses	18,248	19,758	20,264	19,671	19,741	22,646	22,555	22,097

Operating income	18,534	21,077	16,956	13,399	11,931	9,476	11,710	14,253
Interest and other income, net	894	1,288	2,142	1,980	1,935	1,402	1,929	2,020
Income before taxes	19,428	22,365	19,098	15,379	13,866	10,878	13,639	16,273
Provision for taxes	4,663	4,946	4,503	3,270	3,018	3,518	2,121	3,014

Net income	$14,765	$17,419	$14,595	$12,109	$10,848	$7,360	$11,518	$13,259

Earnings per share:
Basic	$0.20	$0.23	$0.20	$0.16	$0.15	$0.10	$0.16	$0.18

Diluted	$0.19	$0.22	$0.19	$0.16	$0.14	$0.10	$0.15	$0.18

Weighted average number of shares:
Basic	74,226	74,452	74,000	74,067	73,845	73,816	73,239	72,845
Diluted	78,819	78,658	77,486	77,758	76,708	76,372	75,449	75,365

	Apr. 25, 2004	July 25, 2004	Oct. 31, 2004	Jan. 30, 2005	May 1, 2005	July 31, 2005	Oct. 30, 2005	Jan. 29, 2006
Net Sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of Sales	41%	40%	43%	43%	44%	45%	44%	44%

Gross Profit	59%	60%	57%	57%	56%	55%	56%	56%
Operating costs and expenses:
Selling, general & administrative	17%	17%	18%	19%	20%	16%	20%	19%
Product development & engineering	13%	12%	14%	14%	15%	16%	17%	15%
Acquisition related items	0%	0%	0%	0%	0%	7%	1%	1%

Total operating costs and expenses	29%	29%	31%	34%	35%	39%	37%	34%

Operating income	30%	31%	26%	23%	21%	16%	19%	22%
Interest and other income, net	1%	2%	3%	3%	3%	2%	3%	3%
Income before taxes	31%	33%	29%	26%	25%	19%	22%	25%
Provision for taxes	8%	7%	7%	6%	5%	6%	3%	5%
Net income	24%	26%	22%	21%	19%	13%	19%	21%

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance or additional financial information. As such, there are no separately identifiable segment assets and liabilities.

On February 14, 2000, we completed a private offering of $400.0 million principal amount of 4 1/2%convertible subordinated notes. The notes were due in 2007 and were callable beginning in February of 2003. Through an ongoing buyback program, we had bought back and retired a portion of the convertible subordinated notes in open market transactions. On July 18, 2003, we called the remaining $165.0 million outstanding balance of the convertible subordinated notes.

As of January 29, 2006, we had working capital of $235.6 million, compared with $221.4 million as of January 30, 2005 and $216.4 million as of January 25, 2004. The ratio of current assets to current liabilities as of January 29, 2006 was 10.0 to 1, compared to 8.6 to 1 as of January 30, 2005 and 8.5 to 1 as of January 25, 2004. The increase in working capital as of January 29, 2005 compared to the prior year was most impacted by a $22.0 million increase in temporary investments. Cash and cash equivalents declined by $16.6 million during fiscal year 2006, in part as funds were invested in temporary investments. The small increase in working capital as of January 30, 2005 compared to the prior year was mostly the result of a modest $4.5 million increase in current assets, only slightly offset by a $155,000 increase in current liabilities.

Cash provided by operating activities was $65.0 million for fiscal year 2006, compared to $70.1 million for fiscal year 2005 and $35.8 million for fiscal year 2004. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $11.8 million, $9.8 million and $9.0 million in fiscal years 2006, 2005 and 2004, respectively.

Net operating cash flows in fiscal year 2006 were positively impacted by net income of $43.0 million, a $5.5 million tax benefit from stock option exercises, an increase of $5.5 million in deferred income taxes, the add back of a $4.0 million non-cash write-off of in-process research and development, a $4.0 million decline in inventories, a $2.5 million increase in other liabilities and other smaller items. These positive operating cash flow items were only partially offset by a $4.1 decline in accrued liabilities, $2.8 million decline in income taxes payable, a $2.0 million increase in accounts receivable, a decline of $1.4 million associated with deferred revenue, a decline of $1.0 million in accounts payable and other smaller items.

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

Investing activities used $45.9 million in cash in fiscal year 2006 compared to net cash used by investing activities of $58.4 million in fiscal year 2005 and net cash provided by investing activities of $164.2 million in fiscal year 2004. The largest cash outlay related to investing activities was the use of $42.4 million of cash to acquire XEMICS in June of 2005. We spent $10.5 million on capital purchases in fiscal year 2006, and the net decrease in available-for sale investments contributed $7.1 million of cash to investing activities.

In fiscal year 2005 we spent $16.5 million on capital purchases and had a net increase of $42.1 million in available-for sale investments. For fiscal year 2004, we spent $7.5 million on capital purchases and had a net decline of $171.6 million in available-for sale investments. For fiscal years 2005 and 2004, investing activity included small amounts provided by the sale of property, plant and equipment.

Our financing activities used $35.9 million in cash during fiscal year 2006, compared to financing activities using $25.8 million during fiscal year 2005 and $241.0 million in the fiscal year 2004. Financing activities in fiscal year 2006 reflect $9.5 million of proceeds from stock option exercises and $3.0 million from the reissuance of treasury stock, which were more than offset by $46.9 million of cash used to repurchase common stock and $1.4 million used to payoff notes payable acquired as part of the XEMICS acquisition. Financing activities in fiscal year 2005 reflect the $11.4 million of proceeds from stock option exercises and $1.4 million from the reissuance of treasury stock, which were more than offset by $38.6 million of cash used to repurchase common stock. Financing activities in fiscal year 2004 reflect the proceeds from stock option exercises, which were more than offset by $241.6 million of cash used to retire long-term debt and $7.0 million to repurchase common stock.

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

A meaningful portion of our capital resources, and the related liquidity they represent, are held by our foreign subsidiaries. If we needed these funds for investment in domestic operations, any repatriation could have negative tax implications.

For all periods presented, the purchases of new capital equipment were made to expand our test capacity, support other engineering functions, including product design and qualification and information technology equipment needed to run our business. These purchases were funded from our operating cash flows and cash reserves.

We believe that operating cash flows together with cash reserves are sufficient to fund operations and capital expenditures for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as those arrangements are defined by the SEC, that are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We do not have any unconsolidated subsidiaries or affiliated entities. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Noted below under “Contractual Obligations” are various commitments we have associated with our business such as lease commitments, open purchase obligations and other items that are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 29, 2006.

Contractual Obligations

Presented below is a summary of our contractual obligations as of January 29, 2006.

(in thousands)

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$—	$—	$—	$—	$—
Operating leases	2,792	4,532	2,182	989	10,495
Open capital purchase commitments	1,125	—	—	—	1,125
Other open purchase commitments	28,630		—	—	28,630
XEMICS acquisition contigent earn-out	16,000		—	—	16,000
Other long-term liabilities	—	694	238	4,546	5,478

Total contractual cash obligations	$48,547	$5,226	$2,420	$5,535	$61,728

As of January 29, 2006, we had approximately $10.5 million in operating lease commitments that extend over a nine year period. The portion of these operating lease payments due during fiscal year fiscal 2007 is approximately $2.8 million.

Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 29, 2006, as we have not yet received the related goods or taken title to the property.

The XEMICS acquisition contract provides for the possibility of additional payments of up to $16.0 million if the acquired company meets certain performance objectives during an earn-out period of approximately one year that ends on April 30, 2006. Although the earn-out period has not yet ended, based on period-to-date performance against the targeted objectives, we do not believe any earn-out will be payable to the selling shareholders. For additional information, see Note 18 to the financial statements included in Item 8 of this Form 10-K.

Late in fiscal year 2004, we established a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. We match a portion of the employee’s deferral, with the match subject to a vesting period. Compensation expense under this plan totaled $744,000 in fiscal year 2006 and $161,000 in fiscal year 2005. Our liability for deferred compensation totaled $4.5 million as of January 29, 2006 and $2.4 million as of January 30, 2005, and is included in other long-term liabilities on the balance sheet and in the table above. We have purchased whole life insurance on the lives of certain of the deferred compensation plan participants. This company-owned life insurance is held in a grantor trust and is intended to cover a majority of our costs of the deferred compensation plan. The cash surrender value of our company-owned life insurance was $4.5 million as of January 29, 2006 and $2.2 million as of January 30, 2005, and is included in other assets.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2004. The adoption of this pronouncement is not expected to have a material effect on our financial condition, the results of operations or liquidity.

On December 16, 2004, the FASB issued SFAS No. 123(R), which supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure under this provision is no longer an alternative in future years.

The provisions of SFAS 123(R) are effective for fiscal years beginning after June 15, 2005. This means SFAS 123(R) is effective for us beginning with the first quarter of fiscal year 2007, which began on January 30, 2006. We have adopted the new standard using the modified prospective transition method. The exact impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had we adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS 123 described in the disclosure of the pro forma results in Note 1, under the heading “Stock-Based Compensation” in our Notes to Financial Statements included elsewhere in this Form 10-K. We estimate that stock option expense under SFAS 123(R) for the first quarter of fiscal year 2007 would reduce earnings by $4.3 to $4.8 million, pre-tax, or approximately 4 cents per share.

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

Substantially all of our foreign sales, which amounted to $196.7 million in fiscal year 2006, are denominated in United States dollars. Currency exchange fluctuations in countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

For the fiscal year ended January 29, 2006, we had approximately $10.0 million of expenses that were settled in British Pound Sterling, approximately $7.0 million of expenses that were settled in Swiss Francs, $2.0 million of expenses that were settled in Euros and $2.5 million of expenses that were settled in Mexican Pesos. Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar in fiscal year 2006, our costs would have increased approximately $1.0 million related to expenses settled in British Pound Sterling, approximately $700,000 related to expenses settled in Swiss Francs, $200,000 related to expenses settled in Euros and $250,000 related to expenses settled in Mexican pesos.

As of the end of fiscal year 2006, we held as part of cash and cash equivalents $3.2 million of British Pound Sterling, $2.0 million of Swiss Francs, $781,000 of Euros and $29,000 of Mexican Pesos. If rates of these foreign currencies were to move higher or lower by some percentage, it would have equal effect on the relative U.S. dollar value of the balances we hold.

In fiscal year 2004, we entered into a forward contract to purchase 2.8 million Swiss Francs in fiscal year 2005 in exchange for $2.0 million. The forward contract was entered into as a partial hedge against future tax payments in Swiss Francs and shortly after maturity was used to help settle such tax liabilities.

Interest Rate and Market Risk

As of January 29, 2006, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of January 29, 2006, we had $65.5 million of cash and cash equivalents and $212.6 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $8.0 million in fiscal year 2006. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. As of January 29, 2006, we estimate that our pool of investments had an effective duration of 0.67 (245-day weighted average days to maturity), which implies that a 1% increase in the prevailing interest rate could result in approximately $1.4 million of additional unrealized loss on our investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that as of January 29, 2006 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our management’s assessment of our internal control over financial reporting as of January 29, 2006. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Semtech Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Semtech Corporation maintained effective internal control over financial reporting as of January 29, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Semtech Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Semtech Corporation maintained effective internal control over financial reporting as of January 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Semtech Corporation maintained, in all material respects, effective internal control over financial reporting as of January 29, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semtech Corporation (and subsidiaries) as of January 29, 2006 and January 30, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2006 of Semtech Corporation and our report dated April 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Woodland Hills, California

April 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of Semtech Corporation

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware corporation) and subsidiaries as of January 29, 2006 and January 30, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation at January 29, 2006 and January 30, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Semtech Corporation’s internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Woodland Hills, California

April 7, 2006

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE YEARS ENDED JANUARY 29, 2006

(In thousands, except earnings per share data)

	2006	2005	2004
NET SALES	$239,405	$253,612	$192,079
Cost of sales	104,996	105,705	81,332

Gross profit	134,409	147,907	110,747

Operating costs and expenses:
Selling, general and administrative	44,551	44,449	37,207
Product development and engineering	37,534	33,492	30,371
Acquisition related items	4,954	—	—

Total operating costs and expenses	87,039	77,941	67,578

Operating income	47,370	69,966	43,169

Interest expense	(180)	(17)	(4,162)
Interest and other income	7,466	6,321	3,711

Income before taxes	54,656	76,270	42,718
Provision for taxes	11,671	17,382	10,252

NET INCOME	$42,985	$58,888	$32,466

Earnings per share -
Basic	$0.59	$0.79	$0.44
Diluted	$0.57	$0.75	$0.42

Weighted average number of shares -
Basic	73,436	74,187	73,570
Diluted	75,992	78,124	77,504

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 29, 2006 AND JANUARY 30, 2005

(In thousands, except share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$65,543	$82,154
Temporary investments	130,185	108,167
Receivables, less allowances of $462 in 2006 and $512 in 2005	27,194	22,098
Inventories	23,678	24,734
Deferred income taxes	6,327	7,255
Other current assets	8,757	6,026

Total current assets	261,684	250,434
Property, plant and equipment, net	56,957	55,674
Investments, maturities in excess of 1 year	82,458	111,577
Deferred income taxes	23,295	26,916
Goodwill	33,132	—
Other intangibles	5,476	—
Other assets	10,763	13,324

TOTAL ASSETS	$473,765	$457,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,325	$9,504
Accrued liabilities	11,064	11,697
Income taxes payable	738	3,495
Deferred revenue	1,432	2,879
Deferred income taxes	562	1,443

Total current liabilities	26,121	29,018
Deferred income taxes	3,707	2,131
Other long-term liabilities	5,478	2,410
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 authorized 76,773,473 issued and 72,693,804 outstanding in 2006 and 75,605,005 issued and 73,845,130 outstanding in 2005	770	758
Treasury stock, 4,079,669 at cost in 2006 and 1,759,875 at cost in 2005	(73,963)	(35,060)
Additional paid-in capital	229,486	214,573
Retained earnings	283,010	245,037
Accumulated other comprehensive loss	(844)	(942)

Total Stockholders’ equity	438,459	424,366

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,765	$457,925

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE YEARS ENDED JANUARY 29, 2006

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Number of Shares	Amount
Balance at January 26, 2003	73,165,414	$740	$182,524	$165,640	$(9,072)	$1,608	$341,440

Comprehensive income:
Net income	—	—	—	32,466	—	—	32,466
Change in unrealized gains/loss on investments, net of taxes	—	—	—	—	—	(1,276)	(1,276)
Translation adjustment	—	—	—	—	—	270	270

Comprehensive income	—	—	—	—	—	—	31,460
Treasury stock repurchase	(350,000)	—	—	—	(7,038)	—	(7,038)
Treasury stock reissued	971,200	1	—	(9,785)	16,110	—	6,326
Exercise of stock options	339,070	1	1,346	—	—	—	1,347
Tax benefit from exercised stock options	—	—	6,075	—	—	—	6,075

Balance at January 25, 2004	74,125,684	$742	$189,945	$188,321	$—	$602	$379,610

Comprehensive income:
Net income	—	—	—	58,888	—	—	58,888
Change in unrealized gains/loss on investments, net of taxes	—	—	—	—	—	(1,500)	(1,500)
Translation adjustment	—	—	—	—	—	(44)	(44)

Comprehensive income	—	—	—	—	—	—	57,344
Treasury stock repurchase	(1,915,700)	—	—	—	(38,589)	—	(38,589)
Treasury stock reissued	155,825	2	—	(2,172)	3,529	—	1,359
Exercise of stock options	1,479,321	14	11,368	—	—	—	11,382
Tax benefit from exercised stock options	—	—	13,260	—	—	—	13,260

Balance at January 30, 2005	73,845,130	$758	$214,573	$245,037	$(35,060)	$(942)	$424,366

Comprehensive income:
Net income	—	—	—	42,985	—	—	42,985
Change in unrealized gains/loss on investments, net of taxes	—	—	—	—	—	(72)	(72)
Translation adjustment	—	—	—	—	—	170	170

Comprehensive income	—	—	—	—	—	—	43,083
Treasury stock repurchase	(2,682,100)	—	—	—	(46,869)	—	(46,869)
Treasury stock reissued	365,306	1	—	(5,012)	7,966	—	2,955
Exercise of stock options	1,165,468	11	9,447	—	—	—	9,458
Tax benefit from exercised stock options	—	—	5,466	—	—	—	5,466

Balance at January 29, 2006	72,693,804	$770	$229,486	$283,010	$(73,963)	$(844)	$438,459

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE YEARS ENDED JANUARY 29, 2006

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net Income	$42,985	$58,888	$32,466
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,752	9,790	9,000
Deferred income taxes	5,490	167	8,110
Write-off of in-process research and development	4,000	—	—
Loss (gain) on disposition of property, plant and equipment	27	362	(41)
Loss on extinguishment of debt	—	—	3,909
Provision (reduction) for doubtful accounts	—	(144)	118
Tax benefit of stock option exercises	5,466	13,260	6,075
Changes in assets and liabilities:
Receivables	(2,030)	(1,592)	(2,804)
Inventories	3,957	(2,568)	(5,815)
Income taxes refundable	—	5,795	(5,795)
Other assets	206	(14,953)	(756)
Accounts payable	(1,019)	950	2,829
Accrued liabilities	(4,052)	(5,197)	(9,702)
Deferred revenue	(1,447)	1,190	106
Income taxes payable	(2,757)	1,796	(1,894)
Other liabilities	2,477	2,383	(13)

Net cash provided by operations	65,055	70,127	35,793

Cash flows from investing activities:
Purchase of available-for-sale investments	(98,392)	(183,265)	(224,600)
Proceeds from sales and maturities of available-for-sale investments	105,421	141,185	396,167
Proceeds from sale of property, plant and equipment	—	208	102
Purchases of property, plant and equipment	(10,564)	(16,523)	(7,495)
Acquisition of XEMICS SA, net of cash acquired	(42,445)	—	—

Net cash provided by (used in) investing activities	(45,980)	(58,395)	164,174

Cash flows from financing activities:
Repayment of notes payable	(1,400)	—	—
Exercise of stock options	9,458	11,382	1,347
Repurchase of treasury stock	(46,869)	(38,589)	(7,038)
Reissuance of treasury stock	2,955	1,359	6,326
Repurchase of convertible subordinated notes	—	—	(72,356)
Retirement of convertible subordinated notes	—	—	(169,243)

Net cash used in financing activities	(35,856)	(25,848)	(240,964)
Effect of exchange rate changes on cash and cash equivalents	170	(44)	270

Net increase (decrease) in cash and cash equivalents	(16,611)	(14,160)	(40,727)
Cash and cash equivalents at beginning of period	82,154	96,314	137,041

Cash and cash equivalents at end of period	$65,543	$82,154	$96,314

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Semtech Corporation and its directly and indirectly wholly-owned subsidiaries (Semtech International AG, Semtech Corpus Christi Corporation, Semtech Corpus Christi SA de CV, Semtech Limited, Semtech Germany GmbH, Semtech France SARL, Semtech Switzerland GmbH, Semtech San Diego Corporation, Semtech New York Corporation and Semtech Neuchatel SA, together, “the Company”) is a supplier of analog and mixed-signal semiconductors. The Company designs, manufacturers and markets a wide range of products for commercial applications, the majority of which are sold into the communications, industrial and computer markets. The end-customers for the Company’s products are primarily original equipment manufacturers, or OEMs, that produce and sell electronics. The Company’s primary facilities are in Camarillo, San Jose and San Diego, California; Morrisville, North Carolina; St. Gallen and Neuchatel, Switzerland; Reynosa, Mexico; Manila, The Philippines; and Glasgow and Southampton, United Kingdom.

Fiscal Year

The Company reports results on the basis of fifty-two and fifty-three week periods. The Company’s fiscal year ends on the last Sunday of January. The fiscal years ended January 29, 2006 and January 25, 2004 each consisted of fifty-two weeks. The fiscal year ended January 30, 2005 consisted of fifty-three weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Semtech Corporation and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated using currency exchange rates at fiscal year end. Income statement items are translated at average exchange rates prevailing during the period. The translation gains or losses are included as a component of accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. Transaction gains and losses are included in the determination of net income and have been insignificant.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. The Company accounts for its investments, which are all available for sale securities, under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Securities.” Investments consist of government and corporate obligations. The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and the amount invested with any one issuer. These investments, especially corporate obligations, are subject to default risk.

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. If the Company becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, it records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial condition of the Company’s customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. All of the Company’s accounts receivable are trade related receivables.

Inventories

Inventories are stated at lower of cost or market and consist of materials, labor and overhead. The Company determines the cost of inventory by the first-in, first-out method. The Company evaluates inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives: buildings for either thirty or thirty-nine years; leasehold improvements for the lesser of estimated useful life or lease term; machinery and equipment for two to six years; and furniture and office equipment for three to seven years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations. Depreciation expense was $10.8 million, $9.8 million and $8.8 million in fiscal years 2006, 2005 and 2004, respectively.

Goodwill and Purchased Intangible Assets

Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

In-Process Research and Development. In-process research and development (IPR&D) expense totaled $4.0 million during fiscal year 2006. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying project, wireless and sensing chips and protocols, had not reached technological feasibility and no alternative future uses existed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs”, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to “Business Combinations Accounted for by the Purchase Method”, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

The fair value of the acquired IPR&D was determined using the income approach. Under this approach, the expected future cash flows for the project under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. The unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development were considered. Future cash flows were estimated based on forecasted revenue and costs, taking into account product life-cycles, market penetration and growth rates.

The following table summarizes the key assumptions of the acquired IPR&D project as of the acquisition date:

Development project	Wireless & sensing chips and protocols
Average estimated percent complete	23%
Average estimated time to complete	1.5 years
Estimated cost to complete (in millions)	$3.9
Risk adjusted discount rate	25%
IPR&D (in millions)	$4.0

As of the acquisition date, the estimated cost to complete development was estimated to be $3.9 million and revenue related to the acquired IPR&D was projected to begin in the fourth quarter of fiscal year 2007. As a result of a shift in strategic market positioning, R&D priorities were revised and related resources were reallocated, resulting in a reduction in development activity and a delay in projected release to market of certain IPR&D related products. Current projections with respect to estimated cost and effort to complete are consistent with the original assumptions. However, the shift in priorities is expected to reduce cash flow from IPR&D related projects by approximately $1.8 million over the next three years. The assumptions consist primarily of expected completion dates, estimated cost to complete, and revenue and expense projections for the product once it enters the market.

Software Development Costs

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Software development costs incurred prior to achieving technological feasibility as well as certain licensing costs are charged to product development and engineering expense as incurred. Development of software costs is basically completed once technological feasibility is established.

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Balance Sheets.

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the Company’s consolidated balance sheet. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. Except as described below, to the extent the Company changes its valuation allowance in a period, the change is recorded through the tax provision on the statement of operations.

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

In the current period, the Company received a favorable tax ruling in a foreign jurisdiction regarding eligibility for a sales exclusion provision. This exclusion reduced our current period tax provision by approximately $2.4 million, of which approximately $2.1 million relates to the twelve month period ending January 29, 2006 and approximately $259,000 relates to the fiscal year ending January 30, 2005.

On June 23, 2005, Semtech Corporation, through its wholly-owned Swiss subsidiary, Semtech International AG, acquired all of the outstanding shares of XEMICS SA (“XEMICS”) in a cash-for-stock transaction pursuant to a share purchase and sales agreement. As a result of pre-acquisition losses, XEMICS generated substantial net operating loss carryforwards. These net operating losses have a relatively short life. Therefore, the Company has established a $5.1 million valuation allowance against this deferred tax asset to address utilization risk. Any future release of this valuation allowance will be recorded to goodwill.

As of January 29, 2006 and January 30, 2005, the Company had $37.4 million and $30.1 million, respectively, of valuation reserves. Management continually evaluates the Company’s deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. If management ever determined that a deferred tax asset was not likely to be realized, a write-down of that asset would be required.

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

Sales and Marketing

We expense our sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $524,000, $441,000 and $496,000 for fiscal years 2006, 2005 and 2004, respectively.

Product Development and Engineering

Product development and engineering costs are charged to expense as incurred.

Earnings per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. The weighted average number of shares used to compute basic earnings per share in fiscal years 2006, 2005 and 2004 were 73,436,000, 74,187,000 and 73,570,000, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, plus the dilutive effect of its outstanding stock options (“common stock equivalents”), or 75,992,000, 78,124,000 and 77,504,000 in fiscal years 2006, 2005 and 2004, respectively.

Options to purchase approximately 3,171,157, 3,168,746 and 3,372,071 shares were not included in the computation of fiscal years 2006, 2005 and 2004 diluted net income per share because the grant price of such options were above the average stock price for the period and therefore, were considered anti-dilutive. For fiscal year 2004, shares associated with the Company’s outstanding convertible subordinated debentures were not included in the computation of net income per share as they were anti-dilutive.

Stock-Based Compensation

The Company accounts for its employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”)and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 123”).

SFAS 123, and as amended by SFAS 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS 123, as amended, had been applied. Net income and net income per share for each of the three years ended January 29, 2006 would have been reduced to the following pro forma amounts.

Pro forma net income:

(fiscal years, in thousands, except earnings per share data)

	2006	2005	2004
Net income, as reported	$42,985	$58,888	$32,466
Additional pro forma compensation expense	26,555	33,544	34,243
Tax benefit of pro forma compensation expense	(6,450)	(9,195)	(9,428)

Pro forma net income	$22,880	$34,539	$7,651

Earnings per share - basic, as reported	$0.59	$0.79	$0.44
Earnings per share - diluted, as reported	$0.57	$0.75	$0.42

Pro forma earnings per share - basic	$0.31	$0.47	$0.10
Pro forma earnings per share - diluted	$0.30	$0.44	$0.10

Option valuation models require the input of highly subjective assumptions such as expected option life and expected stock price volatility. The following assumptions were applied: (i) expected dividend yields of 0% for all periods, (ii) expected volatility rates of 43% for fiscal year 2006, 64% for fiscal year 2005 and 71% for fiscal year 2004, (iii) expected lives of 4 to 6 years for all years, and (iv) risk-free interest rates ranging from 2.14% to 7.01% for all years. Pro forma compensation expense is determined using a straight-line allocation over the expected life of the option.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2004. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial condition, the results of operations or liquidity.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure under this provision is no longer an alternative in future years.

The provisions of this statement became effective for fiscal years beginning after June 15, 2005. The Company plans to adopt this in the first quarter of fiscal year 2007 that ends on April 30, 2006. The exact impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had the Company adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS 123 described in the disclosure of the pro forma results in Note 1, under the heading “Stock-Based Compensation” in the Notes to Financial Statements included elsewhere in this Form 10-K. The Company estimates that stock option expense under SFAS 123(R) for the first quarter of fiscal year 2007 will reduce earnings by $4.3 to $4.8 million, pre-tax, or approximately 4 cents per share.

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

2. Stock and Convertible Subordinated Debt Repurchase Programs

In the first quarter of fiscal year 2005, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock. In the second quarter of fiscal year 2006, the Company announced that it had exhausted the initial authorization and that its Board of Directors had approved increasing the program by an additional $50.0 million.

As of January 29, 2006, the Company had repurchased 4,597,800 shares of its common stock at a cost of $85.5 million under this program. Of the repurchased shares, 518,131 have been reissued as a result of stock option exercises and the remaining balance are being held as treasury shares. Treasury shares are expected to be reissued in the future as a result of stock option exercises.

3. Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. As of January 29, 2006, the Company had $130.2 million of temporary investments and $82.5 million of long-term investments. As of January 30, 2005, the Company had $108.2 million of temporary investments and $ 111.6 million of long-term investments. Certain short-term, highly liquid investments, namely money-market accounts are accounted for as cash and cash equivalents.

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

As a result of fluctuations in the market value of investments, the Company included $72,000, $1.5 million and $1.3 million related to the change in the unrealized gain or loss on investments, net of tax, in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity for fiscal years 2006, 2005 and 2004, respectively. The tax associated with these comprehensive income items were benefits of $47,000, $1.0 million and $855,000 in fiscal years 2006, 2005 and 2004, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and book value, with the difference in these amounts booked as part of comprehensive income:

Investments (in thousands)

	January 29, 2006			January 30, 2005
	Market Value	Book Value	Unrealized (Loss)	Market Value	Book Value	Unrealized (Loss)
U.S. government issues	$54,678	$55,574	$(896)	$41,231	$41,724	$(493)
State and local government issues	10,013	10,013	—	38,452	38,452	—
Corporate issues	147,952	149,479	(1,527)	140,061	141,872	(1,811)

Investments	$212,643	$215,066	$(2,423)	$219,744	$222,048	$(2,304)

The Company regularly invests in auction rate securities, which within the fixed income market are very common and generally considered highly liquid. The auction rate securities the Company holds reset their coupon rate either monthly or quarterly, although the contractual maturity of auction rate securities is usually several years in the future. For purposes of reporting these securities, the Company has used the contractual maturity date, not the date of the next reset.

As of January 29, 2006, all of the Company’s investments mature on various dates through fiscal year 2008.

Investments maturities (in thousands)

	January 29, 2006		January 30, 2005
	Market Value	Book Value	Market Value	Book Value
Within 1 year	$130,185	$131,224	$108,167	$108,728
After 1 year through 5 years	82,458	83,842	111,577	113,320

Investments	$212,643	$215,066	$219,744	$222,048

Investments and interest from cash and cash equivalents generated interest income of $8.0 million, $6.3 million and $7.4 million in fiscal years 2006, 2005 and 2004, respectively. In fiscal year 2006, interest income of $1.6 million was generated from government issues and $6.4 million from corporate and money market issues. In fiscal year 2005, interest income of $976,000 million was generated from government issues and $5.3 million from corporate and money market issues. In fiscal year 2004, interest income of $3.2 million was generated from government issues and $4.2 million from corporate and money market issues.

4. Inventories

Inventories consist of the following:

Inventories (in thousands)

	January 29, 2006	January 30, 2005
Raw materials	$2,223	$726
Work in progress	15,587	16,746
Finished goods	5,868	7,262

Inventories	$23,678	$24,734

5. Other Current Assets

Other current assets consist of the following:

Other Current Assets (in thousands)

	January 29, 2006	January 30, 2005
Prepaid capacity with suppliers	$4,581	$2,910
VAT receivable	706	225
Prepaid software maintenance	620	806
Earned interest on withheld tax	589	317
Receivable from suppliers	517	575
Prepaid rent and property taxes	349	313
Prepaid insurance	230	303
Other	1,165	577

Other Current Assets	$8,757	$6,026

The Company has several arrangements with outside wafer foundries and package and test subcontractors, which appear as prepaid capacity with suppliers and receivable from suppliers. In most cases, the Company receives repayment under these arrangements based on the level of wafers and package and test services purchased over time.

Repayment under these arrangements would still be expected even if specific capacity or purchase levels were not achieved. These arrangements are designed to provide some assurance of capacity, but are not expected to assure access to all the manufacturing capacity that may be needed in the future.

Certain prepaid amounts included in other current assets, such as software maintenance and insurance policies, are expensed over the period in which they cover.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

Property, Plant and Equipment (in thousands)

	January 29, 2006	January 30, 2005
Property	$14,213	$14,213
Buildings	16,695	16,751
Leasehold improvements	1,775	2,116
Machinery and equipment	66,137	51,008
Furniture and office equipment	18,742	14,671
Construction in progress	1,118	738

Property, plant and equipment, gross	118,680	99,497
Less accumulated depreciation and amortization	(61,723)	(43,823)

Property, Plant and Equipment, Net	$56,957	$55,674

As part of the relationship with its largest third party wafer foundry, which is located in China, the Company has agreed to consign certain equipment to the foundry to support specialized processes the foundry runs for the Company and ensure a specified level of capacity over the next few years. The Company retains title to all the consigned assets located at the wafer foundry.

7. Convertible Subordinated Debentures

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

8. Other Assets

Other assets consist of the following:

Other Assets (in thousands)

	January 29, 2006	January 30, 2005
Prepaid capacity with suppliers	$5,323	$6,741
Company-owned life insurance	4,515	2,208
Deposit on equipment to be consigned to supplier	576	4,128
Other	349	247

Other Assets	$10,763	$13,324

The Company has several arrangements with outside wafer foundries and package and test subcontractors, which appear as prepaid capacity with suppliers and deposit on equipment to be consigned to supplier. These arrangements are designed to provide some assurance of capacity, but are not expected to assure access to all the manufacturing capacity that may be needed in the future.

The Company has purchased whole life insurance on the lives of certain of its deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the accrued liability for the deferred compensation plan. The Company-owned life insurance associated with the deferred compensation plan totaled $4.5 million as of January 29, 2006 and $2.2 million as of January 30, 2005. See Note 10 regarding the long-term liability associated with the plan.

9. Accrued Liabilities

Accrued liabilities consist of the following:

Accrued Liabilities (in thousands)

	January 29, 2006	January 30, 2005
Payroll and related	$6,001	$6,868
Commissions	1,511	1,363
VAT payable	647	—
Scrap allowance	644	638
Legal expense	403	377
Project costs	315	—
Due supplier	269	—
Lease loss	259	1,150
Treasury stock buyback	—	450
Other	1,015	851

Accrued liabilities	$11,064	$11,697

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

Other Long-term Liabilities (in thousands)

	January 29, 2006	January 30, 2005
Deferred compensation plan	$4,546	$2,253
Office leases	580	—
Deferred rent	202	157
Other	150	—

Other long-term liabilities	$5,478	$2,410

The Company has a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. The Company’s liability for deferred compensation totaled $4.5 million as of January 29, 2006 and $2.2 million as of January 30, 2005. See Note 8 regarding the asset intended to offset the majority of this liability and Note 12 for further details regarding this deferred compensation plan.

11. Income Taxes

The provision for income taxes consist of the following:

Provision for Income Taxes (fiscal years, in thousands)

	2006	2005	2004
Current:
Federal	$4,986	$5,804	$5,853
State	603	2,474	3,297
Foreign	22	2,604	1,731

Subtotal	5,611	10,882	10,881
Deferred:
Federal	4,057	8,266	870
State	560	(2,154)	(1,499)
Foreign	1,443	388	—

Subtotal	6,060	6,500	(629)

Provision for taxes	$11,671	$17,382	$10,252

The benefit related to tax deductions from the exercise of non-qualified stock options is recorded as an increase to additional paid-in capital when realized. Therefore, the change in the net deferred tax asset differs from the deferred tax provision.

The components of the net deferred income tax assets at January 29, 2006 and January 30, 2005 are as follows:

Net Deferred Income Tax Asset (fiscal years, in thousands)

	January 29, 2006	January 30, 2005
Current deferred tax asset:
Payroll and related	$2,569	$1,785
Deferred revenue	1,387	1,713
Inventory reserve	2,050	3,402
Bad debt reserve	—	72
Deferred rent	197	177
Accrued service fees	59	48
Other deferred assets	65	58

Total current deferred tax asset	6,327	7,255

Long-term deferred tax asset
Deferred tax assets:
Research and development charges	4,627	3,990
Research credit carryforward	20,583	19,672
Manufacturing investment credit carryforward	—	426
AMT credit carryforward	556	83
NOL carryforward	25,786	27,373
Acquired NOL carryforward - foreign	5,112
Environmental	6	2
Dispute settlement charges	2,590	3,719
Other deferred assets	511	869
Comprehensive income; mark-to-market	974	926
Valuation reserve	(37,450)	(30,144)

Total non-current deferred tax asset	23,295	26,916

Current deferred tax liability:
Bad debt reserve - Foreign	(420)	(124)
Depreciation and amortization - Foreign	(102)	(18)
Inventory reserve - Foreign	(40)	(1,301)
Non-current deferred tax liability:
Depreciation and amortization	(856)	(915)
Depreciation and amortization - Foreign	(1,635)
Tax contingency reserve	(1,216)	(1,216)

Total deferred tax liability	(4,269)	(3,574)

Net deferred tax asset	$25,353	$30,597

As of January 29, 2006, the Company had a federal net operating loss carryforward available of approximately $71.8 million, which can be used to offset taxable income, expiring though 2023.

Approximately $26.1 million of federal net operating loss and tax credit deferred tax assets were generated from stock option exercises. A corresponding valuation allowance of $17.1 million has been established to reflect the Company’s deferred tax asset utilization concerns. To the extent that a tax benefit is received for a reserved portion of these deferred tax assets, the corresponding amount of valuation allowance will be reduced, and shareholders’ equity or additional paid-in capital will be credited. In fiscal year 2006, no portion of this valuation reserve was released.

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

The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. The Company recognizes probable liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes may be due. In the current period, no change to the Company’s tax contingency reserve of $1.2 million was recorded. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material effect on the Company’s income tax provision and net income in the period or periods for which that determination is made could result.

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

(fiscal years, in thousands)

	2006	2005	2004
Federal income tax at statutory rate	$19,129	$26,694	$14,951
State income taxes, net of federal benefit	1,281	1,693	2,013
Foreign taxes at rates less than federal rates	(2,667)	(10,072)	(4,797)
Tax credits generated	(1,433)	(2,521)	—
Changes in valuation reserve	1,959	1,630	1,694
Changes in tax contingency reserves	—	1,216	—
Permanent differences	1,002	(1,109)	(3,422)
Sales exclusion - foreign jurisdiction	(7,310)
Other	(290)	(149)	(187)

Provision for taxes	$11,671	$17,382	$10,252

As of January 29, 2006, the Company had approximately $146.1 million of unremitted income related to the Company’s wholly-owned European subsidiaries. U.S. federal and state income taxes have not been provided for the undistributed earnings of the Company’s foreign operations. The Company’s policy is to leave the income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested to offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of the Company’s U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

As of January 29, 2006, the Company had federal and state research credits available of approximately $14.2 million and $9.8 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring through 2024. As of January 29, 2006, the Company had federal Alternative Minimum Tax (AMT) credits of approximately $556,000.

Our newly acquired entity, Semtech Neuchatel, enjoys a Cantonal tax holiday in Switzerland. Under the terms of this holiday, 80% of the income of Semtech Neuchatel earned through 2007 is not taxable by the Canton of Neuchatel. As a result of cumulative operating losses generated by this entity in prior years, the Company does not expect to receive any benefit from this tax holiday.

12. Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2015. The aggregate minimum annual lease payments under leases in effect on January 29, 2006 are as follows:

Minimum Annual Lease Payments (fiscal years, in thousands)

Fiscal year ending:
2007	$2,792
2008	2,330
2009	2,202
2010	1,546
2011	636
Thereafter	989

Total minimum lease commitments	$10,495

Not included in operating lease commitments are expected sub-lease income to the Company. Sub-lease agreements are scheduled to provide between $324,000 to $375,000 of annual income in each of the next five fiscal years.

Annual rent expense was $2.5 million, $2.4 million and $2.1 million, for fiscal years 2006, 2005, and 2004, respectively. The Company received $230,000 and $136,000 of sub-lease income in fiscal years 2006 and 2005, respectively.

XEMICS Acquisition

As further detailed in Note 18, the Company has a contingent obligation that required the Company to pay up to an additional $16 million to the former shareholders of XEMICS if certain performance objectives are met during an earn-out period of approximately one year that ends on April 30, 2006. Although the earn-out period has not yet ended, based on currently available information, the Company does not believe any additional amount will be payable to the selling shareholders.

Also, as detailed in Note 18, a portion of the purchase price is being held in escrow for fifteen months after the closing to provide a source of funds in the event liability attaches to the selling shareholders as a result of a breach of their representations and warranties. The Company has not made any claims against the escrow account, but continues to monitor and assess whether there are any qualifying items in excess of the threshold for making a claim.

Deferred Compensation Plan

Late in fiscal year 2004, the Company established a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan totaled $744,000 and $161,000 in fiscal years 2006 and 2005, respectively. The Company’s liability for deferred compensation totaled $4.5 million as of January 29, 2006, and is included in other long-term liabilities, as shown in Note 10.

The Company has purchased whole life insurance on the lives of certain of the deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the accrued liability for the deferred compensation plan. The cash surrender value of the company-owned life insurance was $4.5 million as of January 29, 2006, and is included in other assets, as shown in Note 8.

Legal Matters

From time to time in the ordinary course of its business, the Company is involved in various claims, litigation, and other legal actions that are normal to the nature of its business, including with respect to intellectual property, contract, product liability, employment, and environmental matters.

The Company records any amounts recovered in these matters when collection is certain. Liabilities for claims against the Company are accrued when it is probable that a liability has been incurred and the amount can reasonably be estimated. Any amounts recorded are based on periodic reviews by outside counsel, in-house counsel and management and are adjusted as additional information becomes available or assessments change.

While some insurance coverage is maintained for such matters, there can be no assurance that the Company has a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that the Company will have sufficient resources to satisfy any amount due not covered by insurance.

Management is of the opinion that the ultimate resolution of such matters now pending will not, individually or in the aggregate have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. However, the outcome of legal proceedings cannot be predicted with any degree of certainty.

Some of the Company’s more significant pending legal matters are discussed below:

Settled Customer Dispute and Related Insurance Matters

In March 2003, the Company announced that it had resolved a customer dispute. Under the terms of the settlement, the Company agreed to pay the customer $12.0 million in cash in two equal annual installments, plus rebates on the future purchase of certain products by the customer through the end of March 2005. The rebates, which can be up to 10%, are dependent upon the amount of eligible products the customer purchases. The Company paid the first $6.0 million installment in the first quarter of fiscal year 2004 and paid the second $6.0 million installment in the first quarter of fiscal year 2005. Amounts paid or accrued for the rebates during fiscal years 2006, 2005 and 2004 are not material.

At the time of the customer settlement, The Company stated that it would vigorously pursue insurance coverage for the full value of the settlement. The Company subsequently filed lawsuits against three of its insurance companies and reached settlements with two of the three insurance companies in the second quarter of fiscal year 2006. The Company recorded a $3.0 million gain in the second quarter of fiscal year 2006 for these insurance settlements. In fiscal year 2006, the Company also recorded $2.9 million of related legal expenses under the operating expense category of selling, general and administrative.

The case against the remaining insurance company is expected to go to trial sometime in fiscal year 2007. The Company is unable to predict if settlement will be reached prior to trial. There is no assurance that the Company will prevail at trial or that the insurance company will not appeal if the Company does prevail. Legal fees and expenses related to pursuit of the insurance recovery have been, and will continue to be, expensed in the period incurred. If the settlement amount or amount awarded at trial is less than the Company seeks, if the Company fails to prevail at trial, or if the Company or insurance company appeals the decision, total legal expenses associated with the litigation may exceed the amount recovered from the insurance companies.

Environmental Matters

In June, 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. The group has submitted various reports to the State for review, including the results of limited groundwater sampling and the draft remediation plan. The State has not yet responded to the draft remediation plan. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, our share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to any additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

The Company uses an environmental consulting firm, specializing in hydrogeology, to perform periodic monitoring of the groundwater at the facility in Newbury Park, California that it leased for approximately forty years. Certain contaminants have been found in the local groundwater. Monitoring results over a number of years indicate that contaminants are from adjacent facilities. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company for this site. There are no claims pending with respect environmental matters at the Newbury Park site. Accordingly, no reserve for clean up has been provided at this time.

Stockholder Protection Agreement

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

The following table details the change in the product warranty.

Product Warranty Accrual (fiscal years, in thousands)

	2006	2005
Beginning balance	$32	$250
Payments made	—	(391)
Net expense accrued	18	173

Ending balance	$50	$32

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

The plans from which options are currently granted were adopted in the late 1990’s and provide for the issuance of 16.8 million shares over the life of the plans. One of the plans also provides for the further issuance of up to 8.0 million additional shares, which are reacquired in the open market or in a private transaction, if authorized by the board. The board has authorized the repurchase and issuance of shares under this provision. See Note 2.

Stock option information with respect to the Company’s stock option plans is as follows, except share exercise prices:

(fiscal years, in thousands)

	2006		2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding, beginning of year	16,054	$14.51	15,786	$13.38	14,920	$12.28
Granted	1,890	$15.83	2,681	$18.83	2,685	$17.38
Cancelled	(2,177)	$18.81	(778)	$20.63	(509)	$21.28
Exercised	(1,528)	$8.11	(1,635)	$7.79	(1,310)	$5.86

Options outstanding, end of year	14,239	$14.71	16,054	$14.51	15,786	$13.38

Options exercisable at the end of year	9,490	$13.62	10,039	$12.41	9,862	$10.54
Weighted average fair value of options granted during year		$7.22		$11.16		$11.38

Information about stock options outstanding at January 29, 2006 is summarized as follows:

(share amounts in thousands)

Exercise Prices	Number Outstanding 1/29/06	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number Exercisable 1/29/06	Weighted Average Exercise Price
$ 1.03-$ 4.60	2,069	$3.03	2.1 Years	2,069	$3.03
$ 4.61-$ 9.20	1,876	$6.37	2.3 Years	1,876	$6.37
$ 9.21-$ 13.80	506	$12.76	6.2 Years	300	$12.67
$ 13.81-$ 18.40	6,798	$16.09	7.4 Years	2,749	$15.63
$ 18.41-$ 23.00	620	$20.68	6.9 Years	296	$20.32
$ 23.01-$ 27.60	1,918	$25.34	4.9 Years	1,809	$25.41
$ 27.61-$ 32.20	340	$29.71	5.6 Years	279	$29.79
$ 32.21-$ 36.80	73	$33.53	5.9 Years	73	$33.53
$ 36.81-$ 41.40	39	$38.32	4.4 Years	39	$38.32

$ 1.03-$ 41.40	14,239	$14.71	5.5 Years	9,490	$13.62

15. Interest and Other Income

Interest and other income, net, consist of the following:

Interest and Other Income (fiscal years, in thousands)

	2006	2005	2004
Interest income	$8,016	$6,284	$7,409
Gain (loss) on sale of assets	(54)	(320)	109
Loss on the retirement of debt	—	—	(3,903)
Foreign currency transaction gain (loss)	(402)	367	(61)
Miscellaneous (expense) income	(94)	(10)	157

Interest and other income, net	$7,466	$6,321	$3,711

16. Statements of Cash Flows

Income taxes paid in fiscal years 2006, 2005, and 2004, were $3.3 million, $1.1 million and $3.0, respectively. For those same periods, the Company paid interest in the amounts of $180,000, $17,000 and $4.2 million, respectively. The Company contributed $769,000, $821,000 and $737,000, respectively, in fiscal years 2006, 2005 and 2004 to the company-sponsored 401(k) retirement plan for its employees.

17. Business Segments and Concentrations of Risk

As of January 29, 2006, the Company operates in two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. The Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years.

The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes the power management, protection, test and measurement, advanced communications, wireless and sensing and human input device product lines. The Rectifier, Assembly and Other Products segment includes the Company’s line of assembly and rectifier devices, which are the remaining products from its original founding as a supplier into the military and aerospace market.

The Company’s wireless and sensing product line, which is part of the Standard Semiconductor Products segment, came by way of the June 2005 acquisition of XEMICS. The balances for goodwill and other intangibles in the Consolidated Balance Sheets are related to the acquisition of XEMICS and this product line.

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

Net sales by segment are:

(fiscal years, in thousands)

	2006	2005	2004
Standard Semiconductor Products	$229,425	$243,202	$182,522
Rectifier, Assembly and Other Products	9,980	10,410	9,557

Total net sales	$239,405	$253,612	$192,079

Operating income by segment is:

(fiscal years, in thousands)

	2006	2005	2004
Standard Semiconductor Products	$45,487	$66,901	$40,402
Rectifier, Assembly and Other Products	1,883	3,065	2,767

Total operating income	$47,370	$69,966	$43,169

One end-customer that is a major manufacturer of cellular phone handsets and other electronic equipment, accounted for 11% of net sales in fiscal year 2006. No end-customer account for 10% or more of net sales in fiscal years 2005 and 2004. For fiscal years 2006, 2005 and 2004, one of the Company’s Asian distributors accounted for approximately 12%, 10% and 14%, respectively, of net sales. For fiscal year 2005 and fiscal year 2004, an Asian distributor formerly used by the Company accounted for approximately 10% of net sales in each year.

As of the end of fiscal years 2006, 2005, and 2004, one of the Company’s Asian distributors accounted for approximately 12%, 12% and 11%, respectively, of net accounts receivable. As of the end of fiscal years 2006, another one of the Company’s Asian distributors accounted for approximately 11% of net accounts receivable. Sales to our customers and distributors are generally made on open account, subject to credit limits we may impose, and the receivables are subject to the risk of being uncollectible.

The Company’s total credit risk as of January 29, 2006, which includes accounts receivables, prepayments to certain vendors and receivables from certain vendors, is estimated to be approximately $46.7 million. This total credit risk amount does not include backlog of orders from customers, which as of January 29, 2006 was $46.6 million. Any significant cancellation of backlog would negatively impact the Company’s rate of shipments in future periods.

The Company does not track customer sales by region for each individual reporting segment. A summary of net external sales by region follows:

(fiscal years, in thousands)

	2006	2005	2004
North America	$42,678	$65,884	$59,927
Asia-Pacific	168,796	167,336	115,936
Europe	27,931	20,392	16,216

Total Net Sales	$239,405	$253,612	$192,079

For fiscal year 2006, the Company generated income before tax of $22.9 million from domestic operations and $31.8 million from foreign operations. The Company generated income before tax of $35.4 million from domestic operations and $40.9 million from foreign operations in fiscal year 2005. In fiscal year 2004, the Company generated income before tax of $25.4 million from domestic operations and $17.3 million from foreign operations.

Long-lived assets, consisting principally of property and equipment, which are located within the United States as of the end of fiscal years 2006, 2005 and 2004 were approximately $34.3 million, $40.0 million and $38.3 million, respectively. Long-lived assets located outside the United States as of the end of fiscal years 2006, 2005 and 2004 were approximately $22.7 million, $15.7 million, and $11.3 million, respectively. Some of the Company’s assets are located at facilities of its suppliers.

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

18. Acquisition

On June 23, 2005 the Company, through its wholly-owned Swiss subsidiary, Semtech International AG (“Semtech International”), acquired all of the outstanding shares of XEMICS in a cash-for-stock transaction pursuant to a share purchase and sales agreement.

XEMICS is a research and development intensive company based in Switzerland that applies low-power, low-voltage design expertise across its core technologies: sensor interfacing/data acquisition, 8-bit RISC microcontrollers, radio frequency transceivers and audio converters. These capabilities are aimed at adding value in next generation, highly integrated battery powered wireless and sensing applications. XEMICS, which has been renamed Semtech Neuchatel, continues to operate from its Switzerland location and is also now referred to as Semtech’s Wireless and Sensing Products product line. Activity for this product line is included in the Standard Semiconductor Products segment.

The transaction with former XEMICS’ shareholders is valued at approximately $59.0 million, assuming all variable portions of the purchase price are paid and including payments associated with settling loans from former shareholders. Semtech International paid approximately $43.3 million upon closing of the transaction. An additional $16.0 million may be payable if XEMICS meets certain performance objectives during an earn-out period of approximately one year that ends on April 30, 2006. Semtech has agreed to certain covenants related to support of XEMICS’ business during the earn-out period. Any purchase price adjustment would be payable, at the earliest, in the second quarter of fiscal year 2007. The payment could occur in a later quarter if there is any dispute surrounding the calculations underlying the adjustment. The Company intends to fund any purchase price adjustment from available cash and investments balances. Although the earn-out period has not yet ended, the Company does not believe any purchase price adjustment will be payable to the selling shareholders.

The acquisition has been accounted for using the purchase method of accounting. Revenues and expenses of XEMICS have been included in the accompanying consolidated statement of income beginning on the date of acquisition. Any purchase price adjustment will be accrued as an additional cost of the transaction when payment is deemed to be probable and can be reasonably estimated by the Company.

The allocation of purchase price to the acquired assets and liabilities was based on their respective fair values, a portion of which was based on a valuation report performed by a third-party. As part of the acquisition, the Company assumed debt totaling $1.4 million related to a factoring line of credit which was subsequently paid down. Also included in the purchase price allocation is approximately $400,000 of cash outlays for legal advice, travel and other acquisition related expenses.

Consistent with purchase accounting treatment of the acquisition, during the second quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development. This amount is included in the line item entitled “Acquisition related items” in the consolidated statement of income.

Presented below is the condensed balance sheet of XEMICS as of the date of the acquisition.

Xemics Purchase Price Allocation (in thousands)

At June 23, 2005
Cash paid	$42,919
Acquisition costs	415

Total purchase price	43,334

Allocation of purchase price:
Cash and cash equivalents acquired	890
Accounts receivable	3,141
Inventory	3,197
Other current assets	889
Property, plant and equipment	1,544
Identifiable intangible assets	10,430
Accounts payable and accrued liabilities	(7,707)
Line of credit	(1,400)
Other long term liabilities	(591)

Goodwill	$32,941

The goodwill associated with the purchase of XEMICS was $33.1 million as of January 29, 2006, an insignificant amount of which is expected to be deductible for tax purposes. Presented below is a summary of the impact of changes to goodwill since the date of acquisition.

	Beginning balance on date of acqusuition	Adjustments to date	Balance as of January 29, 2006
Goodwill	$32,941	$191	$33,132

There was $954,000 of expense for amortization of other intangible items incurred in fiscal year 2006 associated with the acquisition of XEMICS. The remaining $5.5 million balance of other intangible items, as detailed below, will be amortized over future periods. No significant residual value is expected. There are no tax-related benefits from these acquisition related costs.

Other Intangibles (in thousands)

	Beginning balance on date of acqusuition	Amortization to date	Balance as of January 29, 2006	Remaining period to be amortized
Backlog associated with customer design wins	$400	$(311)	$89	2 months
Core technologies	6,000	(636)	5,364	59 months
Customer relationships	30	(7)	23	23 months

Other Intangibles	$6,430	$(954)	$5,476

The former XEMICS shareholders made certain representations, warranties and covenants with respect to the financial condition of XEMICS and other matters. A portion of the purchase price was not immediately disbursed to the selling shareholders but is being held in escrow for fifteen months after the closing to assure some funds are available in the event liability attaches to the selling shareholders as a result of a breach of the representations and warranties. Six of the selling shareholders will remain liable for five years after the closing as to certain representations related to organization, capital structure, and tax matters. The share purchase and sales agreement provides for certain conditions and limitations on the selling shareholders’ liability. The Company has not made any claims against the escrow account, but continues to monitor and assess whether there are qualifying items in excess of the threshold for making a claim. Any successful claim against the escrow account will be accrued as a reduction of the cost of the acquisition.

The Company completed the acquisition of XEMICS on June 23, 2005. Presented below is pro forma data that gives effect to the acquisition of XEMICS as if it had occurred at the beginning of our fiscal year 2005.

Pro Forma (fiscal years, in thousands, expect per share data)

	2006	2005
Pro forma net sales	$248,219	$274,857
Pro forma net income	41,124	51,152

Pro forma earnings per share - basic	$0.56	$0.69
Pro forma earnings per share - diluted	$0.54	$0.65

Earnings per share - basic, as reported	$0.59	$0.79
Earnings per share - diluted, as reported	$0.57	$0.75

Pro forma data for fiscal year 2005 presented above is the combination of Semtech’s reported results for the fiscal year ended January 30, 2005 and XEMICS’ fiscal year ended December 31, 2004, which most closely approximates the comparable period.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2006 was reported on a Form 8-K during that period.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer, Chief Financial Officer and Controller. See Exhibit 14, which incorporates by reference the copy of our Code of Conduct filed as Exhibit 14 to our Form 10-K for fiscal year 2004. The Code of Conduct is also available at the Corporate Governance section of our website at www.semtech.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our Chief Executive Officer, Chief Financial Officer or Controller, we will within four business days of the event disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.

The following individuals comprise our Board of Directors:

John D. Poe Chairman of the Board	Owner of Kirschbaum LLC, a private farming company; former President and Chief Executive Officer of Semtech Corporation

Rockell N. Hankin Vice Chairman of the Board	Private Investor

Glen M. Antle	Former Chairman of the Board, Quickturn Design Systems, Inc, an electronic design automation company

James P. Burra	Chief Executive Officer, Endural Division of Hoover Group, Inc., a manufacturer of high density polyethylene containers

James T. Lindstrom	Chief Financial Officer, eSilicon Corporation, a company that designs and manufacturers custom semiconductor chips

Mohan R. Maheswaran	President and Chief Executive Officer, Semtech Corporation

John L. Piotrowski	General (retired) United States Air Force

James T. Schraith	Private Investor and Management Consultant

The Executive Officers and Key Executives of the Company are:

Mohan R. Maheswaran	President and Chief Executive Officer

David G. Franz, Jr.	Vice President and Chief Financial Officer

Kenneth W. Bauer	Vice President, Human Resources

John M. Baumann	Treasurer

Kevin P. Caffey	Vice President, Manufacturing and Quality

Alain Dantec	Vice President, Wireless and Sensing Products

Mark R. Drucker	Vice President, Test and Measurement Products

Suzanna Fabos	Corporate Counsel and Secretary

Stewart Kelly	Director, Advanced Communications

Lawrence A. King	Vice President, Engineering Power Management Products

Resat N. Necar	Vice President, Business Development

Michaeal S. Panesis	Vice President, Information Technology

Paul D. Peterson	Vice President, Sales and Marketing

Jeffrey T. Pohlman	Vice President, Protection Products

J. Michael Wilson	Vice President, Power Management Products

Other information called for by Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 15, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 15, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock that may be issued under our equity compensation plans as of January 29, 2006. This table reflects both current plans and plans under which options are outstanding but from which awards are no longer being made.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the issued column)
Equity compensation plans approved by security holders	9,055,864	$11.80	1,445,692
Equity compensation plans not approved by security holders	5,183,344	$19.79	4,752,416

Total	14,239,208	$14.71	6,198,108

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

Included in the outstanding options portion of equity compensation plans not approved by security holders are non-plan grants of options to our non-employee directors that occurred in fiscal year 1998.

The material features of the Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan and the non-plan grants referred to above are substantially similar to the material features of the plans that have been approved by shareholders. See Note 14. “Stockholders’ Equity” to the financial statements included in this Form 10-K.

Other information called for by Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 15, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 15, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 15, 2006.

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

(a)(3) Exhibits. These exhibits are available without charge upon request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this Form 10-K are incorporated herein by reference to the location indicated. Exhibits 10.1 through 10.23 constitute management contracts or compensatory plans or arrangements.

Exhibit No.	Description	Location
3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

10.1	Summary of Named Executive Officer Compensation

10.2	Summary of Director Compensation

Exhibit No.	Description	Location
10.3	The Company’s 1994 Long-term Stock Incentive Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-44033) filed January 9, 1998

10.4	The Company’s 1994 Non-Employee Directors Stock Option Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-00599) filed January 31, 1996

10.5	Form of Non-Statutory Stock Option Agreement	Exhibit 4.2 to the Company’s Registration Statement of Form S-8 (333-60396) filed May 8, 2001

10.6	The Company’s Long-term Stock Incentive Plan, as amended	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004

10.7	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004

10.8	Form of Option Agreement for Options Awarded to Non-Employee Directors on December 5, 2002	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.9	Option Agreement dated October 6, 2003 with respect to options granted to Non-Employee Chairman John D. Poe	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.10	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.11	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.12	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.13	Adoption Agreement dated as of January 1, 2004 adopting The Executive Nonqualified “Excess” Plan known as the Semtech Executive Compensation Plan	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.14	Plan Document for The Executive Nonqualified “Excess” Plan adopted by Semtech Corporation as of January 1, 2004 (known as the Semtech Executive Compensation Plan)	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.15	Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.16	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005

10.17	Cash Bonus Incentive Plan amended and restated as of January 30, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2006

Exhibit No.	Description	Location
10.18	Agreement and Release effective as of June 9, 2005 – Anthony E. Giraudo	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2005

10.19	Agreement and Release effective as of October 10, 2005 – Jason L. Carlson	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2005

10.20	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.21	Agreement dated April 3, 2006 with respect to inducement award of restricted stock to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.22	Option Award Agreement dated April 3, 2006 with respect to time-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.23	Option Award Agreement dated April 3, 2006 with respect to performance-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.24	Share Purchase and Sale Agreement dated June 17, 2005 among Semtech International AG and various selling shareholders regarding Xemics SA	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2005

10.25	Settlement Agreement dated as of May 28, 2005 among American Manufacturers Mutual Insurance Company, Lumbermens Mutual Casualty Company, and Semtech Corporation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005

10.26	Settlement Agreement dated as of July 14, 2005 between Royal Indemnity Company, as successor to the Royal Insurance Company of America, and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2005

10.27	Letter Agreement dated as of July 14, 2005 between Royal Indemnity Company, as successor to the Royal Insurance Company of America, and Semtech Corporation	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 19, 2005

10.28	Stockholder Protection Agreement, dated June 25, 1998, between Semtech Corporation and Chase Mellon Shareholder Services as rights agent	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 1998

14	Semtech Corporation Code of Conduct	Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

Exhibit No.	Description	Location
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2006	Semtech Corporation

	By:	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 12, 2006	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: April 12, 2006	/s/ David G. Franz Jr.
David G. Franz, Jr.
Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: April 7, 2006	/s/ John D. Poe
John D. Poe
Chairman of the Board

Date: April 7, 2006	/s/ Rock N. Hankin
Rock N. Hankin
Vice Chairman of the Board

Date: April 7, 2006	/s/ Glen M. Antle
Glen M. Antle
Director

Date: April 7, 2006	/s/ James P. Burra
James P. Burra
Director

Date: April 7, 2006	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: April 7, 2006	/s/ John L. Piotrowski
John L. Piotrowski
Director

Date: April 7, 2006	/s/ James T. Schraith
James T. Schraith
Director

SCHEDULE II

SEMTECH CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED JANUARY 29, 2006

	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 25, 2004
Allowance for doubtful accounts	$619,000	$80,000	$(43,000)	$656,000

Year ended January 30, 2005
Allowance for doubtful accounts	$656,000	$(144,000)	$—	$512,000

Year ended January 29, 2006
Allowance for doubtful accounts	$512,000	$(23,000)	$(27,000)	$462,000