Form 10-K/A
period 2006-01-29
SEMTECH CORP
filed 2007-03-29
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (805) 498-2111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock par value $.01 per share	The NASDAQ Stock Market LLC
Rights to Purchase Series X Junior Participating Preferred Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐     No   ☒

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

Yes   ☐     No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 31, 2005 was approximately $972 million. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding at April 3, 2006 was 72,400,389.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement filed on May 9, 2006 in connection with registrant’s annual meeting of shareholders held on June 15, 2006.

EXPLANATORY NOTE

SCOPE OF THIS AMENDMENT NO. 1

We are filing this Amendment No. 1 (“Amendment No. 1” or “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed on April 14, 2006 (the “Original Report”) to restate our:

(a)	Consolidated Statements of Income for the fiscal years ended January 29, 2006; January 30, 2005 and January 25, 2004;

(b)	Consolidated Balance Sheets as of January 29, 2006 and January 30, 2005;

(c)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2006; January 30, 2005 and January 25, 2004;

(d)	Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2006; January 30, 2005 and January 25, 2004;

(e)	selected financial data as of and for the fiscal years ended January 29, 2006; January 30, 2005; January 25, 2004; January 26, 2003 and January 27, 2002;

(f)	unaudited quarterly financial data for each of the quarters in the fiscal years ended January 29, 2006 and January 30, 2005; and

(g)	related disclosures.

These items are being restated to reflect:

(1)	$91.0 million of additional pre-tax non-cash stock-based compensation expense (net of $30,000 capitalized into inventory), and related income tax effects, resulting from stock options granted or modified primarily during fiscal years 1996 to 2003 that were incorrectly accounted for under U.S. generally accepted accounting principles (“GAAP”) (“Restatement Adjustments”). The effect of the Restatement Adjustments extends back to fiscal year 1996 and the cumulative non-cash stock-based compensation expense, including the related income tax impacts, as of the beginning of fiscal year 2002 is recognized as a net decrease to stockholders’ equity in fiscal year 2002. The amount related to this incorrect option accounting that impacts fiscal year 2007 and future years is immaterial. See Note 1A Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements for a detailed discussion of the effect of the restatement. Also see the discussions under Restatement of Consolidated Financial Statements Based on Review of Stock Option Practices in this Explanatory Note and in Item 7 and under Item 9A Controls and Procedures.

(2)	$60,000 increase to income, net of related tax effects, of miscellaneous audit adjustments (“Audit Adjustments”) that were excluded from the fiscal year 2006 financial statements presented in the Original Report based on materiality. See Note 20 Audit Adjustments of the Notes to Consolidated Financial Statements.

This Amendment No. 1 does not result in a change to the cash or cash equivalents previously reported in our consolidated financial statements. The Restatement Adjustments do not result in a change to the net cash provided by operating activities or the revenue previously reported in our consolidated financial statements. However, this report refers to fiscal year 2006 revenue as restated because the Audit Adjustments decreased fiscal year 2006 revenue by $67,000.

References in this report to “the restatement” are references to the restatement required due to stock option matters (item 1 above) and not to the Audit Adjustments.

For the convenience of the reader, this Form 10-K/A presents both the items amended due to the restatement and the Audit Adjustments and the portions of the Original Report that are unchanged. Only the following items have been substantively amended as a result of, and to reflect, the restatement and Audit Adjustments, and no other information in the Original Report is substantively amended as a result of the restatement:

Item 1	–	Business (updated only as to the data on product development and engineering expenses presented under the caption Intellectual Capital and Product Development and sales by region data under the caption Customers, Sales Data and Backlog);

Item 1A	–	Risk Factors;

Item 6	–	Selected Financial Data;

Item 7	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Item 8	–	Financial Statements and Supplementary Data, including the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Item 9A	–	Controls and Procedures

Item 9B	–	Other Information

Item 12	–	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This Form 10-K/A also includes an updated Exhibit 23.1 Consent of Independent Registered Public Accounting Firm and, in accordance with applicable Securities and Exchange Commission (“SEC”) rules, updated certifications from our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as Exhibits 31.1, 31.2, 32.1 and 32.2. We have also included new Exhibits 10.29 and 10.30 with respect to information reported under Item 9B in lieu of filing such information on a separately filed Form 8-K.

Significant events occurring through the date of filing of this Amendment No. 1 that are related to the restatement or its underlying cause are described in Note 19 Matters Related to Stock Option Review and Restatement of the Notes to Consolidated Financial Statements in Item 8 of this Amendment No. 1.

Except as required to reflect the effects of the restatement and the Audit Adjustments, we have not substantively modified or updated any information presented in the Original Report or the exhibits thereto (except for updated Exhibits 23.1, 31.1, 31.2, 32.1, and 32.2 described above).

This Form 10-K/A does not reflect events that occurred after the filing of the Original Report or modify or update information affected by subsequent events, except for matters related to the restatement or its underlying cause as specifically referenced herein. Events occurring after the filing of the Original Report or other disclosures to reflect subsequent events have been addressed in Current Reports on Form 8-K or will be addressed in our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2006 (“First Quarter Form 10-Q”), July 30, 2006 (“Second Quarter Form 10-Q”), and October 29, 2006 (“Third Quarter Form 10-Q” ) which are being filed concurrently with this Form 10-K/A or in reports filed with the SEC subsequent to the filing of this Form 10-K/A. The First Quarter Form 10-Q, the Second Quarter Form 10-Q, and the Third Quarter Form 10-Q are together referred to as the “FY2007 Form 10-Qs.” This Form 10-K/A should be read in conjunction with the FY2007 Form 10-Qs, as well as any Current Reports on Form 8-K filed subsequent to the date the Original Report was filed.

We have not amended and do not anticipate amending our Annual Reports on Form 10-K for any years prior to fiscal year 2006, nor will we be amending any of our previously filed Quarterly Reports on Form 10-Q. The financial statements and other information that have been previously filed or otherwise reported for these periods should no longer be relied upon; all such prior information is superseded by the information in this Form 10-K/A, and the FY2007 Form 10-Qs.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

BASED ON REVIEW OF STOCK OPTION PRACTICES

Forward Looking and Cautionary Statements

This Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in materials delivered to shareholders and in press releases. In addition, Company representatives may make oral forward-looking statements from time to time. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance, and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,” “will,” “plans” and similar words.

Forward-looking statements should be considered in conjunction with the cautionary statements contained in Item 1A “Risk Factors” and elsewhere in this Form 10-K/A, in our other filings with the SEC, and in material incorporated herein and therein by reference. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Financial results could differ materially from those projected in forward-looking statements due to known or unknown risks. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to regarding forward-looking statements with caution, you should consider that the preparation of the restated consolidated financial statements required us to draw conclusions and make interpretations, judgments, and assumptions with respect to certain factual, legal, and accounting matters. Different conclusions, interpretations, judgments or assumptions could have resulted in materially different Restatement Adjustments. See Item 7 of this report for a further discussion of the restatement process.

Our discussion of this topic is divided into the following segments:

(I)	Background of the Restatement

(II)	Nature of the Restatement Adjustments

(III)	Findings as to Individual Conduct

(IV)	Amortization of the Restatement Adjustments

(V)	Effect of the Restatement Adjustments on the Previously Reported Financial Statements

(VI)	Judgments and Interpretations

(VII)	Going Forward

(I)	Background of the Restatement

We first learned of issues associated with our past stock option grants on May 17, 2006 when Nasdaq alerted us to a research report published on May 16, 2006 by the Center for Financial Research and Analysis (“CFRA”). On May 18, 2006, we received a letter from the SEC requesting that we voluntarily provide certain information and documents relating to stock option grants dating back to January 1, 1997 (the “SEC Letter”).

Upon learning of the CFRA report and receiving the SEC Letter, we began a review of our historical stock option practices with the assistance of outside counsel, Paul, Hastings, Janofsky & Walker LLP. During the course of these efforts, our in-house counsel discovered documents indicating irregularities with respect to certain stock option grants for new employees in fiscal year 2001 (which ended on January 28, 2001). We alerted the Board of Directors (“Board”) to the existence of these documents and immediately began investigating the new hire grants referenced in the documents. After detecting apparent irregularities in these and other new hire grants, we expanded our review to include a more thorough examination of employment files for new hires on and after January 1, 1997. We also began investigating other stock option matters, including delegation authorities for stock option grants, grants to continuing employees, and procedural steps associated with the stock option grant process. We retained Kroll, Inc. to conduct a comprehensive review of the stock option grant issues and FTI Consulting, Inc. to assist in analyzing related accounting issues.

After receiving several management reports on this matter in accordance with previously established procedures regarding accounting complaints, the Audit Committee, at that time comprised of Directors Burra, Hankin and Lindstrom, determined that it should retain independent counsel to assist in conducting an investigation of our stock option grant practices. On June 9, 2006, the Audit Committee retained the law firm of Fenwick & West LLP (“Fenwick”), a law firm not previously used by the Company, to assist in conducting this investigation. Fenwick retained Navigant Consulting, Inc. as its forensic accounting advisor. Directors Burra and Hankin, who had previously served on the Compensation Committee, recused themselves from the investigation early in July 2006 after Fenwick learned of a new hire stock option grant to an officer in 1996 that was approved by the Compensation Committee and that would be a subject of the investigation. On July 12, 2006, the Board appointed Directors Lindstrom and Piotrowski as a Special Committee (“Special Committee”) fully authorized and empowered to continue the investigation.

Ernst & Young LLP, the Company’s independent registered public accounting firm, did not participate in management’s review or the Special Committee’s investigation, but was kept apprised of the progress and results.

After the initial phase of the investigation, which focused on the processes used to establish option exercise prices and obtain approvals of stock option grants, including procedures relating to initial stock option grants to newly-hired employees and the related measurement dates used for financial reporting purposes, the Special Committee concluded that, pursuant to the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related authoritative guidance, the accounting measurement dates for certain stock options granted primarily during fiscal years 1998 through 2003 required correction. On July 20, 2006, we announced that financial statements and the related reports of our independent public accountants, earnings press releases, and similar communications we previously issued should no longer be relied upon pending restatement of our financial statements for fiscal years 2002 through 2006 to record a material level of additional non-cash compensation expense. We also announced that the restatement would affect financial statements for earlier fiscal years and that adjustments for those earlier years would be reflected as part of the opening balances in the financial statements for the restatement period.

The Special Committee’s investigation and management’s review extended back to January 30, 1995, which was the start of fiscal year 1996. The initial focus was on grants made since the beginning of calendar year 1997, which is the period covered by the informal request received from the SEC. The period covered was expanded to determine if material grant issues existed beyond the periods covered by the SEC request. The Company, with the assistance of Kroll, reviewed grant activity back to 1992 and found no evidence of deliberate manipulation related to grants made prior to fiscal year 1996. The Company concluded that a more detailed review of grants made prior to fiscal year 1996 was not warranted.

(II)	Nature of the Restatement Adjustments

This section summarizes the main categories of situations in which the initial accounting was incorrect and describes the measurement date used for the restatement or the other change made for the restatement.

The pre-tax, non-cash, stock-based compensation expense resulting from the revised measurement dates and other adjustments discussed below is approximately $91.0 million in the aggregate for fiscal years 1996 through fiscal year 2006. The following table shows the aggregate financial statement impact of each category of adjustment. In order to avoid double counting, the table reflects an adjustment for items that fall into more than one category.

in thousands, except number of grants

Category	Number of grants	Expense for all grants	Expense for grants to Section 16 group (1)	Percent of total expense related to Section 16 group
(A) Grants to continuing employees	1,153	$50,473	$7,567	15%
(B) Grants to new employees	343	19,425	—	0%
(C) Grants lacking evidence of approval	33	149	—	0%
(D) Grants modified after ratification	83	4,545	—	0%
(E) Post-termination arrangements	68	20,854	16,396	79%
(F) Pricing exceptions	393	733	107	15%

		$96,179	$24,070	25%
Adjustment for duplication among categories		(5,151)	(107)	2%

Total pre-tax stock option related adjustments		$91,028	23,963	26%

Amount capitalized into inventory		(30)

Total pre-tax stock option compensation expense		$90,998
Tax benefits		(28,688)

Net adjustment (2) (3)		$62,310

(1)	Expense related to grants made to, or modifications made for, directors, officers and key executives subject to Section 16 of the Securities Exchange Act of 1934 at the time of grant or modification.

(2)	The additional non-cash compensation expense is net of forfeitures related to employee terminations.

(3)	Amortization of the expense by category is shown in Section (IV) below.

The Company applied APB 25 in determining the correct measurement date in each situation described below. Under APB 25, the measurement date is the first date on which are known both the number of shares that an individual employee is entitled to receive and the option or purchase price, if any. Any intrinsic value that exists at the measurement date must be recognized as compensation cost, generally as a charge to compensation expense in the income statement.

(A) Grants made by Former Chief Executive Officer John D. Poe (“Former CEO”) from April 1997 to May 2002 to continuing employees

In April 1997, the Compensation Committee delegated authority to the Former CEO to make option grants as an agent of the Committee for the stated purpose of granting options on a more timely basis. Grants made by the Former CEO were subsequently submitted to the Compensation Committee for approval. The Former CEO granted options under this authority to existing executive and non-executive level employees through May 2002.

Based on the reviews conducted by management and the Special Committee, the Company has concluded that the elements of APB 25 were not satisfied as of the stated grant dates for fifteen of the seventeen grant dates selected by the Former CEO from April 1997 through May 2002. There is evidence of intentional manipulation on nine of these grant dates, representing approximately 42% of the shares and approximately 76% of the expense in this category. Based primarily on evidence of the Former CEOs willingness to manipulate grant dates, the Company determined that the grants made during this period were not final until approved by the Compensation Committee. Although the reviews found no specific documentary evidence of manipulation for certain grants, the fact that those grants lack adequate contemporaneous documentation to corroborate the establishment of the grant date, combined with evidence of manipulation of other grants during this period, led to the Company’s conclusion that the original measurement date was in error because the terms of the grant were not determined with finality.

The appropriate measurement date for all grants in this category is the date of Compensation Committee ratification, unless the measurement date for a particular grant has been further revised due to one of the issues discussed below.

In August 2002, the Compensation Committee determined that options for continuing employees would be granted in conjunction with regularly scheduled Compensation Committee meetings, thus restoring the delegated authority to the Compensation Committee.

This category also includes adjustments related to miscellaneous grant scenarios, primarily related to acquisitions. The non-cash compensation expense related to these miscellaneous items is approximately $4.6 million pretax.

(B) Grants to new employees

In April 1997, the Compensation Committee stated that all option grants communicated via an offer letter would be granted to each employee on his or her start date.

The reviews revealed inconsistencies in grant practices to new hires from April 1997 to August 2002 and evidence of management’s willingness to intentionally select favorable grant dates for new hires during this period. More specifically, it was found that a majority of grants during this period were not made as of the recipient’s start date. Of those who received a new hire grant on a date other than the actual hire date, approximately 90% received a more favorable price. Of the grants that were made on the hire date, approximately 95% were priced favorably when compared to the price of the stock on the date of the relevant Compensation Committee meeting. The appropriate measurement date for all new hire grants during this period is the date of Compensation Committee approval, unless the measurement date for a particular grant has been further revised due to one of the issues discussed below.

The reviews also identified 76 stock option grants, made between November 1996 and May 2002, that were made to persons before they became employees, including through assignment of the employee to leave of absence status prior to the date the employee began performing services. The appropriate measurement date for these options is the employee’s start date. However, a later measurement date tied to the Compensation Committee’s approval was applied in a significant number of these cases because grant terms were not determined with finality on the hire date. Compensation expense is amortized over the vesting period, the end of which, for the grants in this group, remains the same but starts at the date of employment. For grants with a measurement date after the stated grant date, amortization related to the first vesting period is accelerated, which could result in more than twelve months of amortization in a fiscal year.

Following a leadership change in the Human Resources Department, the procedures were more fully explained to the HR staff and better enforced, such that beginning in August 2002, new hire grants were made consistently as of the employee’s hire date.

In February 2006, the Compensation Committee determined to align the procedure for new hire grants and promotional grants with the procedure in place for annual grants to continuing employees. That is, new hire option grants are now awarded at Compensation Committee meetings rather than on the date of hire.

(C) Grants lacking evidence of Compensation Committee approval

The reviews identified 33 grants that lacked evidence of Compensation Committee ratification. The lack of evidence is believed to be the result of administrative issues. For example, some grants to new hires appear in the Company’s stock option database without evidence of having been presented to the Compensation Committee for approval. Others in this group were presented to the Compensation Committee for approval then excluded from the Compensation Committee meeting minutes because the employee had terminated following the meeting or was about to terminate. For grants in this category, management used available relevant information, such as personnel records and Compensation Committee records, to determine the most likely grant date. The Special Committee found these conclusions to be reasonable.

(D) Grants modified after ratification by the Compensation Committee

The reviews revealed 84 grants, out of more than 1,600 grants over 23 grant dates, with changes between the grant lists distributed with the Compensation Committee agendas, on which basis the grants were ratified, and the grant lists attached to the minutes for the related meetings. More specifically, the reviews showed 31 new grants, 32 deleted grants (apparently related to employees who terminated in the interim), 12 increased grants, 8 decreased grants, and 1 addition specifically approved by the Compensation Committee. In most cases, these changes were not significant individually or in the aggregate, were not significantly concentrated within individual grant dates, and appear to be the result of administrative error and not indicative of an open-allocation process. The exceptions to these determinations are (i) one grant date in May 1999 for which there is evidence indicating the grant process for ten employees in two departments was incomplete on the award approval date, (ii) 21 grants to continuing employees on one grant date in May 2000 for which the grant process was found to be incomplete on the award approval date, and (iii) five grants to new hires concentrated on one grant date in December 2000 that were made prior to the employees’ start dates, but not indicative of an open allocation process.

For grants that were added or changed, the measurement date is the date that the Compensation Committee approved the minutes that reflected the changes. With respect to the May 1999 grant, we revised the measurement date for grants to all employees in the two departments with the open allocation process rather than revising the measurement date for only the modified awards. Similarly, with respect to the May 2000 grant, we revised the measurement date for awards to all continuing employees on the second quarter grant list because the list was not finalized on the award approval date.

(E) Post-termination arrangements

The reviews identified 21 employees with termination arrangements whereby options were modified through continued vesting and/or extension of the exercise period. Two of these arrangements involved executive level employees transitioned from full-time status to on-call status in anticipation of full retirement. Of the remaining agreements, many involved placing terminated employees below the vice-president level on leave of absence status for stock option purposes. In each of these instances, it has been concluded that the modifications were made in recognition of past services. Specifically, the individuals on leave of absence were no longer required to provide substantive services for the Company and the executives on call did not perform substantive services during the on-call period. Thus, compensation cost for the options affected by the termination arrangements was remeasured on the modification dates and the incremental compensation cost, plus any originally measured but unrecognized compensation cost, has been expensed entirely at the time of modification. These costs were recorded even if the options were exercised by the employee within the originally permitted window following termination of substantive employment.

(F) Pricing exceptions

The reviews identified that approximately 9% of the grants made in fiscal years 1996 through 2006 had exercise prices that were determined in a manner inconsistent with our convention of pricing options at the closing price on the day before the grant. The significant majority of the exceptions relate to the use of the closing price on the date of grant. The majority of these grants had pricing exceptions that resulted in pricing unfavorable to the employee, leading to the conclusion that the exceptions were administrative errors. The measurement of compensation cost was corrected to consistently measure compensation cost based on the closing price on the day before the grant date.

For many years we have used the prior date closing methodology set forth in our 1994 stock option plans to determine the exercise price and measure the compensation cost of our employee stock options. Although this methodology is not consistent with the terms of our later option plans, which call for using the weighted-average traded price on date of grant, we have determined, and our accounting advisors and the Special Committee’s forensic accountant have concurred, that continued use of the prior date closing methodology was reasonable and acceptable. The Board also concurred and ratified past use of the prior date closing methodology. However, in

October 2006 we amended the operative stock option plans to establish the exercise price based on the closing stock price on the grant date. This change in methodology is not expected to have a material effect on our financial statements.

Restatement Charges Related to Officers and Key Employees

The Company’s management team during fiscal years 1996 through 2006 included 28 individuals who at various times were subject to the provisions of Section 16 of the Securities Act of 1934 (“Section 16”) due to their positions as officers or key executives. The eight individuals who served as independent directors at various times during the same period were also subject to Section 16. None of the additional non-cash compensation expense relates to options awarded to independent directors. Approximately 8% of the additional pre-tax non-cash compensation expense is related to options granted to 15 employees after they became officers or key executives subject to Section 16. This expense is almost entirely attributable to Category A, with a small portion attributable to Category F. No Section 16 executive accounted for more than 2.2% of the total non-cash compensation expense due to Category A and F errors. An additional 18% of the total non-cash compensation expense is related to “on-call” arrangements intended to provide continuity to the Company by transitioning two executives from full-time employment into retirement. Our review indicated that although one executive provided some services during the on-call period, there is no evidence that the other performed any. We determined that since neither employee performed sufficient services to meet the substantive services requirement set forth by current interpretations of applicable accounting standards, the options held by the employees were modified to extend the exercise period and to effectively accelerate vesting on the date they ceased full-time employment and, therefore, a new measurement date was required by APB 25.

(III)	Findings as to Individual Conduct

In considering the situations described in (A) through (F) above, the Special Committee concluded that the evidence supports a finding of intentional manipulation of stock option grant dates directed by the Former CEO, that a former human resources executive who was with the Company from October 1999 through May 2002 (“Former HR VP”) participated in this conduct, and that the Chief Financial Officer (“Former CFO”) and the Treasurer (“Former Treasurer”) at the time the Special Committee’s report was issued knew, or should have known, of the manipulation and initiated or participated in some manipulative acts. One other executive (“Former Executive”) who left the Company in early January 2007 was found to be significantly less culpable in that he evidenced a willingness to acquiesce in manipulative conduct.

As previously announced, the Former CEO stepped down from his position as Chairman of the Board on August 17, 2006. He also took a leave of absence from the Board, effective the same date, pending the conclusion of the investigation. The Former CEO informed us he was taking these actions to avoid even the appearance of a conflict of interest. Both he and the Former HR VP declined to be interviewed by the Special Committee. Following the Special Committee’s report to the Board on October 2, 2006, the Board accepted the recommendation of the Special Committee that the Former CEO be asked to resign and, if he does not do so, that he not be nominated to stand for reelection as a Director at the next annual meeting of shareholders. The Former CEO was asked to immediately resign from the Board. As reported in the Form 8-K we filed on October 25, 2006, we received an October 20, 2006 letter from the Former CEO advising us that he intends to resign his position as a Director effective as of the first date, subsequent to the filing of the Company’s restated financial statements, on which the Company regains compliance with Nasdaq continued listing standards and the window for trading by officers and directors of the Company is reasonably expected to be open for a period of at least 30 days.

The Special Committee recommended that the Former CFO and Former Treasurer be asked to resign within a time consistent with Company needs and an orderly transition. As previously announced, the Former CFO and Former Treasurer resigned their positions on November 7, 2006, although they remained with the Company on special assignments through January 22, 2007 and January 31, 2007, respectively.

The Special Committee found some personal benefit to these five individuals in the form of options that were in-the-money, but unvested, at the date of grant. Grants to these five individuals had intrinsic value, meaning value equal to the number of options multiplied by the difference between the stated exercise price and the price on the correct measurement date, of approximately $4.8 million. Options granted by the Company typically vest in equal annual installments over three or four years, beginning on the first anniversary of the grant. After considering unvested options that were forfeited upon termination, the aggregate additional non-cash compensation expense related to grants to these five individuals is approximately $4.5 million.

Approximately 5% of the intrinsic value related to grants to these five individuals has been realized through exercise of the options. Exercise of options was not permitted during the restatement process. Approximately 41% of the intrinsic value will not be realized because the options have lapsed due to the fixed term of the options expiring during the restatement process or because the 30 day post-termination period for exercising the employee options expired during the restatement process. Approximately 43% of the vested options that expired or lapsed had intrinsic value and 57% had no intrinsic value.

The Board formed a Special Litigation Committee (“Special Litigation Committee”) comprised of Director Baker and Director Edwards, independent Directors who joined the Board in October 2006, to evaluate the existence and extent of any potential claims against these five individuals. The Special Litigation Committee directed management to cancel and rescind all of the outstanding options held by the Former CEO, which amount to over 1.2 million options on a split-adjusted basis, and management has done so. Approximately 19% of the cancelled options had intrinsic value and 81% of the cancelled options had no intrinsic value. Almost all of the cancelled options were vested or would immediately vest upon termination of Board service.

The cancelled, expired and lapsed options had split-adjusted exercise prices ranging from $2.41 to $31.91 per share.

The Special Litigation Committee directed management to cancel one of the Former CFOs grants and to reprice the remainder of his outstanding vested options. However, all of the Former CFOs options (including those to be cancelled) expired or lapsed during the restatement process except for one grant of 240,000 options (split-adjusted) that was issued under one of the Company’s prior option plans and is subject to a 90 day post-termination exercise period. Those options have been repriced from $5.31 per share to $6.59 per share (split-adjusted), such that the intrinsic value associated with the options will not be realized by the Former CFO.

The Former Treasurer also has one outstanding grant for 30,000 options (split-adjusted) at an exercise price of $5.88 (split-adjusted) that is subject to a 90 day post-termination exercise period. There is no intrinsic value associated with that grant. The Special Litigation Committee took no action with respect to the Former Treasurer.

The Special Litigation Committee took no action with respect to the Former HR VP or Former Executive.

The status of the intrinsic value associated with options granted to the five individuals is summarized as follows:

(in thousands)

	Former CEO	Former CFO	Three Other Former Executives	Total
Realized	$19	$16	$193	$228	5%
Never Vested	—	—	$269	$269	6%
Expired or Lapsed	—	1,649	316	1,965	41%
Cancelled	1,989	—	—	1,989	42%
Repriced	—	307	—	307	6%

Will Not be Realized	$1,989	$1,956	$585	$4,530	95%

Total Intrinsic Value	$2,008	$1,972	$778	$4,758	100%

Total Intrinsic Value	42.2%	41.4%	16.4%	100%

The Special Committee found that false and misleading information was furnished to the Compensation Committee of the Board. The Special Committee did not recommend, and the Board did not take, any action with respect to current or former Compensation Committee members. The Special Committee did, however, recommend certain remedial measures with respect to corporate governance that we have begun to implement, including establishment of a corporate governance committee at the Board level, development of procedures for certifying genuineness of board materials and minutes, and additional ethics and other training for Directors and employees at all levels.

(IV)	Amortization of the Restatement Adjustments

In accordance with APB 25, our restated consolidated financial statements reflect additional compensation expense to the extent the fair market value of a share of our common stock on the correct measurement date exceeded the exercise price of the option. The additional non-cash compensation expense was amortized over the required service period, generally over the vesting periods of the respective grants.

The restatement has resulted in additional non-cash stock-based compensation expense related to stock options as follows:

(in thousands)

Fiscal Year	Additional Compensation Expense	Tax Benefit	Additional Compensation Expense, Net of Tax
1996	$10	$(3)	$7
1997	95	(37)	58
1998	1,002	(390)	612
1999	2,826	(1,034)	1,792
2000	6,862	(2,174)	4,688
2001	14,050	(4,017)	10,033
2002	36,354	(12,465)	23,889
2003	13,401	(3,912)	9,489

Subtotal Fiscal Years 1996 - 2003	74,600	(24,032)	50,568
2004	9,234	(2,566)	6,668
2005	5,637	(1,657)	3,980
2006	1,527	(433)	1,094

Total Fiscal Years 1996 - 2006	$90,998	$(28,688)	$62,310

The amount related to the restatement that impacts fiscal year 2007 and future years is immaterial.

The additional non-cash compensation expense that resulted from the correction of accounting for stock options granted or modified primarily during fiscal years 1996 through 2003 was generally amortized over the required service period, generally the vesting periods of the respective grants. The following table shows the additional non-cash compensation expense for fiscal years 1996 through 2006. The cumulative after tax adjustment for fiscal years 1996 through 2003 is included in the restated fiscal year 2004 balance sheet as a reduction in stockholders’ equity.

(in thousands)

	Fiscal Year
Category	1996	1997	1998	1999	2000	2001
(A) Grants to continuing employees	$2	$2	$449	$1,725	$4,530	$9,573
(B) Grants to new employees	3	27	506	1,073	2,003	4,499
(C) Grants lacking evidence of approval	1	1	—	6	21	24
(D) Grants modified after ratification	—	—	—	—	496	1,399
(E) Post-termination arrangements	—	—	—	—	357	182
(F) Pricing exceptions	7	71	80	70	103	180

	$13	$101	$1,035	$2,874	$7,510	$15,857
Adjustment for duplications	(3)	(2)	—	(6)	(588)	(1,597)

Total pre-tax adjustments	10	99	1,035	2,868	6,922	14,260
Amount capitalized into inventory	—	(4)	(33)	(42)	(60)	(210)

Total pre-tax compensation expense	$10	$95	$1,002	$2,826	$6,862	$14,050
Tax benefits	(3)	(37)	(390)	(1,034)	(2,174)	(4,017)

Net adjustment	$7	$58	$612	$1,792	$4,688	$10,033

	Fiscal Year		Subtotal FY 1996 through	Fiscal Year			Total FY 1996 through
Category	2002	2003	FY 2003	2004	2005	2006	FY 2006
(A) Grants to continuing employees	$11,729	$9,841	$37,851	$7,101	$4,265	$1,256	$50,473
(B) Grants to new employees	4,701	3,332	16,144	2,012	1,082	187	19,425
(C) Grants lacking evidence of approval	89	(2)	140	5	4	—	149
(D) Grants modified after ratification	1,380	745	4,020	410	112	3	4,545
(E) Post-termination arrangements	20,080	124	20,743	—	111	—	20,854
(F) Pricing exceptions	135	67	713	7	12	1	733

	$38,114	$14,107	$79,611	$9,535	$5,586	$1,447	$96,179
Adjustment for duplications	(1,604)	(810)	(4,610)	(422)	(115)	(4)	(5,151)

Total pre-tax adjustments	36,510	13,297	75,001	9,113	5,471	1,443	91,028
Amount capitalized into inventory	(156)	104	(401)	121	166	84	(30)

Total pre-tax compensation expense	$36,354	$13,401	$74,600	$9,234	$5,637	$1,527	$90,998
Tax benefits	(12,465)	(3,912)	(24,032)	(2,566)	(1,657)	(433)	(28,688)

Net adjustment	$23,889	$9,489	$50,568	$6,668	$3,980	$1,094	$62,310

(V)	Effect of the Restatement Adjustments on the Previously Reported Financial Statements

Income Statement Data

The table below shows the effect of the additional non-cash compensation expense on our previously reported Consolidated Statements of Income for fiscal years 2002 through 2006. The additional non-cash compensation expense related to fiscal years 1996 through 2001 is included in the restated 2002 balance sheet as a reduction in stockholders’ equity.

increase (decrease)

in thousands, except per share data

	Fiscal Year Ended
	Jan 29 2006	Jan 30 2005	Jan 25 2004	Jan 26 2003	Jan 27 2002
NET SALES	$—	$—	$—	$—	$—
Cost of sales	213	702	1,303	1,811	3,335

Gross profit	(213)	(702)	(1,303)	(1,811)	(3,335)

Operating costs and expenses:
Selling, general and administrative	920	3,115	4,983	6,562	23,974
Product development and engineering	394	1,820	2,948	5,028	9,045
Acquisition-related items	—	—	—	—	—

Total operating costs and expenses	1,314	4,935	7,931	11,590	33,019

Operating income	(1,527)	(5,637)	(9,234)	(13,401)	(36,354)
Interest expense	—	—	—	—	—
Interest and other income	—	—	—	—	—

Income before taxes	$(1,527)	$(5,637)	$(9,234)	$(13,401)	$(36,354)
Provision for taxes	433	1,657	2,566	3,912	12,465

NET INCOME	$(1,094)	$(3,980)	$(6,668)	$(9,489)	$(23,889)

Earnings per share -
Basic	($0.02)	($0.05)	($0.09)	($0.13)	($0.34)
Diluted	($0.02)	($0.05)	($0.09)	($0.12)	($0.30)

The additional non-cash compensation expense is allocated among cost of sales; selling, general and administrative; and product development and engineering based on the classification of the employees to whom the stock option causing the adjustment was awarded. The adjustments related to stock options did not affect our revenues or net cash flows for any fiscal year reported.

See Note 1A to the consolidated financial statements included in Item 8 of this report for a side by side comparison of the previously reported amounts with the restated amounts for fiscal years 2006, 2005, and 2004 and Item 7 of this report for a side by side comparison for fiscal years 2003 and 2002.

Balance Sheet Data

The table below shows the effect of the Restatement Adjustments on our previously reported Consolidated Balance Sheets. As noted above, the additional non-cash compensation expense related to fiscal years 1996 through 2001 is included as a reduction in stockholders’ equity as of the beginning of fiscal year 2002. As detailed below, the primary balance sheet impact in each year was a reclassification between additional paid-in capital and retained earnings.

increase (decrease) in thousands

	Jan 29 2006	Jan 30 2005	Jan 25 2004	Jan 26 2003	Jan 27 2002
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Temporary investments	—	—	—	—	—
Receivables, less allowances	—	—	—	—	—
Inventories	30	114	281	403	506
Income taxes refundable	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Other current assets	—	—	—	—	—

Total current assets	30	114	281	403	506
Property, plant and equipment, net	—	—	—	—	—
Investments, maturities in excess of 1 year	—	—	—	—	—
Deferred income taxes	(800)	945	1,382	88	(2,113)
Goodwill	—	—	—	—	—
Other intangibles	—	—	—	—	—
Other assets	—	—	—	—	—

TOTAL ASSETS	$(770)	$1,059	$1,663	$491	$(1,607)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	—	—	—
Income taxes payable	—	—	—	—	—
Deferred revenue	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Other current liabilities	96	96	96	96	96

Total current liabilities	96	96	96	96	96
Convertible subordinated debentures	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock, $0.01 par value	—	—	—	—	—
Treasury stock, at cost	—	—	—	—	—
Additional paid-in capital	61,446	62,180	58,804	50,964	39,376
Retained earnings	(62,312)	(61,217)	(57,237)	(50,569)	(41,079)
Accumulated other comprehensive loss

Total Stockholders’ equity	(866)	963	1,567	395	(1,703)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$(770)	$1,059	$1,663	$491	$(1,607)

For a side by side comparison of the previously reported balance sheet line items with the restated amounts for the January 29, 2006 and January 30, 2005 balance sheets, see Note 1A to the financial statements included in Item 8 of this report. See Item 7 of this report for a side by side comparison of the previously reported balance sheet and the restated balance sheet at the end of fiscal years 2004, 2003 and 2002.

Cash Flow Data

The Restatement Adjustments had no impact on net cash provided by operating activities or on investing or financing cash flows for the periods presented and had no impact on the Company’s total cash balances. The table below shows the amount of changes in certain captions within the operating section of the cash flow statement due to the Restatement Adjustments. The net impact of these changes on operating cash flow was zero. For a side by side comparison of the previously reported amounts with the restated amounts, see Note 1A to the consolidated financial statements included in Item 8 of this report.

increase (decrease) in thousands

	Fiscal Year Ended
	Jan. 29, 2006	Jan. 30, 2005	Jan. 25, 2004
Cash flows from operating activities:
Net Income	$(1,094)	$(3,980)	$(6,668)
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	1,442	5,471	9,113
Deferred income taxes	1,744	437	(1,294)
Tax benefit of stock option exercises	(2,177)	(2,094)	(1,272)
Changes in inventory	85	166	121

Net cash provided by operations	—	—	—
Net cash provided by (used in) investing activities	—	—	—
Net cash used in financing activities	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	—

Interim Financial Statements

The impact of the Restatement Adjustments on our previously reported interim results was to decrease income from operations by approximately 11% in the first quarter, 7% in the second quarter, 6% in the third quarter, and 7% in the fourth quarter of fiscal year 2005 and approximately 5% in each of the first two quarters, 3% in the third quarter, and less than one-half of one percent in the fourth quarter of fiscal year 2006. A side by side comparison of previously reported results with the restated results for each of the eight quarterly periods ended January 29, 2006 is presented in Note 21 of the financial statements included in Item 8 of this report.

Tax Matters

The recognition of additional non-cash stock-based compensation expense reduced the tax provision for fiscal year 2006 from $11.7 million to $11.2 million and it was further reduced to $11.1 million by the Audit Adjustments. The recognition of additional non-cash stock-based compensation expense reduced the tax provisions for fiscal years 2005 and 2004 from $17.4 million to $15.7 million and from $10.3 million to $7.7 million, respectively.

As a result of the determination that certain grants were issued in prior periods with exercise prices below the market price of our stock on the actual grant date, we have evaluated potential tax consequences under Sections 162(m) and 409A of the Internal Revenue Code (IRC). Section 409A was effective as of January 1, 2005.

We have determined that certain non-cash stock-based compensation expense deducted on our income tax returns for some prior periods was not qualified performance based compensation, as defined in IRC Section 162(m). Our federal and state net operating loss carryforwards have been reduced to reflect this determination. For states in which the available amount of net operating loss carryforwards were inadequate, state tax credit carryforwards have been adjusted. The cumulative effect of this change was to reduce the federal and state non-current deferred tax assets by $9.6 million, of which $1.7 million relates to periods before fiscal year 2002 and $7.9 million relates to fiscal year 2002. We have established a contingency reserve of approximately $96,000 to reflect the anticipated tax, penalties and interest associated with these adjustments. Of this amount, approximately $60,000 is recognized in beginning retained earnings for fiscal year 2002 and approximately $36,000 is recognized as expense in fiscal year 2002.

As applied to stock options, Section 409A generally requires income recognition prior to the exercise date, if the option was granted with an exercise price below the fair market value on the date of grant. To the extent that the Company was required to withhold and remit, and failed to withhold and remit, payroll taxes upon income recognition, the Company is subject to substantial penalties and interest charges. The Company has determined that nearly all of the options subject to 409A had no recognizable income on each of the relevant tax measurement dates. Accordingly, the impact of penalties and interest for failure to withhold and remit payroll taxes does not have a material impact on the Company’s financial statements for fiscal years 2005 or 2006.

Certain transition rules are in effect that allow remediation of the condition that subjects an option to Section 409A. To be effective, the remediation with respect to executive level employees must have been completed by December 31, 2006 and must be complete for other employees by December 31, 2007. The Company has not taken any actions to remediate these options, since the material options that have been determined to be subject to 409A were issued at exercise prices that are substantially higher than the current price of the Company’s stock. Therefore, the future impact of Section 409A is not expected to present a material exposure to the Company under these transitional rules. However, exposure for this item can not ultimately be determined until final guidance is issued. If the final guidance differs significantly from the guidance published to date, the Company’s exposure could be material.

(VI)	Judgments and Interpretations

To calculate the additional stock-based compensation expense to record, we had to make assumptions and interpretations and draw conclusions about factual, legal, and accounting matters. There is the risk that these assumptions, interpretations, and conclusions could be incorrect or could be disputed by others.

Assumptions, interpretations and conclusions as to facts

The risk of an incorrect assumption, interpretation or conclusion as to facts is intensified in situations where the documentation is incomplete. If documentation was incomplete, all reasonably available relevant information was considered in forming conclusions as to the most likely actions that occurred and the dates on which those actions occurred. This is in accordance with a September 19, 2006 letter from the SEC’s Office of the Chief Accountant (“OCA Letter”).

Incomplete documentation was an issue particularly with respect to the grants in categories A and C. In category A, there was inadequate contemporaneous evidence to corroborate the stated grant dates for grants made by the Former CEO to continuing employees. This lack of corroboration, when considered with the significant prevalence of evidence that other grants in this category were manipulated and the fact that the control environment, in terms of compensating controls, was the same throughout the period, led to the conclusion that the measurement date should be revised for all grants in Category A. Grants in category C lacked evidence of Compensation Committee ratification. Available relevant information, including personnel records and Compensation Committee records, was used to determine the most likely grant date.

The risk of an incorrect assumption, interpretation or conclusion as to facts also extends to the Special Committee’s findings, including those regarding individual behavior. It is important to note that the Former CEO and Former HR VP, who have been determined to be central to the matters under investigation, declined to be interviewed by the Special Committee. The Special Committee and its legal advisors and forensic accountants had to make numerous judgments and assumptions in the process of gathering, reviewing and evaluating the evidence, beginning with the selection of methods to ascertain the available body of evidence and the selection of paper and electronic documents for further examination. The Special Committee also made assumptions and judgments with respect to other matters, such as the credibility of witnesses, the intent behind the wording of emails and other documents, whether and to what extent documents were received, read, or understood by the intended recipients, and the probable date of undated documents.

Legal interpretations and conclusions

We made certain legal interpretations regarding, among other things, the requirements under Delaware law for the granting of stock options, the effectiveness of actions taken by our Board and the Compensation Committee, and the status of certain individuals as employees.

Accounting interpretations and conclusions

We also made a number of judgments with respect to accounting matters, including interpreting relevant accounting rules and literature and applying those interpretations to our facts and circumstances. For each category A through F we had to interpret and apply APB 25 and related accounting guidance. Specifically, we had to make a determination of the correct measurement dates, which APB 25 defines as the first date on which are known both the option price and the number of shares that an individual employee is entitled to receive.

In coming to our conclusions regarding the correct measurement dates for the grants in each of the categories, we evaluated possible alternatives in situations where there appeared to be more than one potentially feasible measurement date. In choosing from among the alternatives, our conclusions were ultimately based on our good faith assessment of the facts and circumstances and our best effort application of accounting principles to those facts and circumstances. Some of the alternatives considered would have increased the additional non-cash compensation expense and some would have decreased it. In some cases, proposed alternatives were rejected as inappropriate without measuring the impact on the compensation expense on those dates because the alternatives were clearly not viable.

For category A Grants made by Former CEO from April 1997 to May 2002 to Existing Employees, we considered three possible measurement dates in addition to the selected date (Compensation Committee ratification). Identified alternatives considered, but ultimately rejected, included the date of SEC Form 4 filings for employees subject to Section 16 of the Securities Act of 1934, the date that grant data was entered into the Company’s option management database, and the date grant notification paperwork was generated and distributed. The Form 4 dates were not selected because Form 4s were filed prior to the date of the Compensation Committee approval on only two occasions, there is evidence that changes were made to grants up to the date of the Compensation Committee meeting and there is evidence that other Form 4s had been filed in error. The date of data entry into the option database was not selected because awards are entered into the system near the end of the quarter, in support of preparation of the quarterly financial statements, and there is no correlation between the date information is entered into the database and the date of grant. We concluded that the grant notification paperwork date was not an appropriate measurement date after considering the informal nature of the notification process, the fact that notification regarding the grant details does not occur simultaneously for all employees, and the lack of accurate tracking logs for the period under review. After considering these alternatives against the relative certainty associated with the Compensation Committee approval date, we determined the date of Compensation Committee approval was the correct measurement date for grants in category A.

With respect to the notification process discussed above, we also note that prior to the Company’s implementation of SFAS 123(R), which is discussed in this Item 7 under the heading “Recently Issued Accounting Standards,” the Company did not believe that notification was a requirement for establishing a measurement date under APB 25, so it had no reason to gather or maintain evidence of the notification date. Based on the review of historical practices, the Company has concluded that it was likely that notification took place within a reasonable time period of the APB 25 measurement date. Thus, using an analogy to FASB Staff Position No. 123R-2, both the consolidated financial statements included in Item 8 of this Report and the SFAS 123 pro-forma footnote included in Note 1 to those financial statements use the APB 25 measurement date.

For category B Grants to new employees, we considered using the hire date as the measurement date for all grants in the category, but rejected that concept because there is evidence of management’s willingness to intentionally select favorable grant dates for new hires from April 1997 through August 2002 and a majority of the new hires during this period received options on dates after the hire date. The correct measurement date was determined to be the later of the date that the Compensation Committee approved these grants or the date of employment, since that is the first date for which we can confirm that the elements of APB 25 were satisfied. If the hire date had been used for all grants in this category, the pretax restatement charge would have been reduced by approximately $7.4 million.

Grants lacking evidence of Compensation Committee approval (category C) were individually evaluated using all available information in order to compile the most comprehensive set of facts and determine the most likely measurement date. Given the lack of complete information, we evaluated alternative measurement dates. Specifically, we made a judgment that the most likely period in which the grant terms were finalized began with the grant date (or earlier hire date, if applicable) and ended with the filing date of the quarterly or annual financial statements that reflect the shares with no record of approval. We then calculated the impact on compensation expense using the hire date (when applicable) and the period high share price. The pretax restatement charge would have increased by approximately $112,000 if the hire date were used for all new hire grants in this category. Use of the period high share price for all grants in this category would have increased the pretax restatement charge by approximately $628,000. We rejected the use of an arbitrary standardized measurement date for grants in this category and instead determined measurement dates based on individual analysis of the facts and circumstances surrounding each grant.

In category D Grants modified after ratification by the Compensation Committee, the list attached to the final Compensation Committee meeting minutes, which were ratified at the next meeting, differed from the list that was originally submitted for approval. Upon identification of the exceptions, we reassessed our primary conclusion that all grants from the 23 grant dates involved were finalized when they were submitted to the Compensation Committee. Each modification was investigated and evaluated and, based on this reassessment, we concluded that the errors are administrative in nature and not indicative of an open-allocation process, except for (i) one grant date in May 1999 for which there is evidence indicating the grant process for ten employees in two departments was incomplete on the award approval date, (ii) 21 grants to continuing employees on one grant date in May 2000 for which the grant process was found to be incomplete on the award approval date, and (iii) five grants to new hires on one grant date in December 2000 that were made prior to the employees’ start dates.

With respect to (i), after concluding that the May 1999 grant process was incomplete for the ten identified employees in two departments, we revised the measurement date for all grants to employees in those departments from the May 1999 Compensation Committee meeting to the date of the next Compensation Committee meeting in September 1999. Based on our evaluation of the unique facts surrounding the modified grants, we concluded that an open-allocation process did not exist outside of these two departments. Therefore, the correct measurement date for grants to employees in other departments is the date of the May 1999 Compensation Committee meeting. In forming these conclusions about the correct measurement date for the May 1999 grants, we considered relevant guidance in the OCA Letter about changes subsequent to the award date. Given the level of judgment required in reaching these conclusions, we considered two alternatives for the May 1999 grant. The first assumed only the grants for the ten employees were modified and the second assumed grants for all employees were modified. If the first alternative had been selected, the pretax restatement charge would have been decreased by approximately $1.2 million; if the second alternative had been selected, the pretax restatement charge would have increased by approximately $2.6 million. These alternatives, representing each end of the spectrum, were rejected in favor of the less arbitrary and more reasoned approach described above.

With respect to (ii), if we had revised the measurement date only for the 21 grants that were modified after the Compensation Committee meeting rather than for all employees who were on the second quarter grant list, the additional pre-tax compensation expense would have been reduced by $7.8 million.

With respect to (iii), if we had used the hire date as the measurement date for the five grants to new hires on one grant date in December 2000, rather than the date of the Compensation Committee meeting, the additional pre-tax compensation expense would have increased by approximately $81,000.

For category E Post-Employment Arrangements, we considered the provisions of APB 25, FASB Interpretation No. 44 Accounting for Certain Transaction involving Stock Compensation, and other relevant accounting literature regarding modification of options. We concluded that because options held by employees continued to vest and the time in which to exercise vested options was extended, option modifications occurred for the grants in this category. For the options affected by these 21 agreements, the modification date is the date the Company notified the employee of their leave of absence status or changed employment status, including the related modification to the terms of the grant. The measurement date for the modification to the grants affected by these agreements is the modification date. Given the level of factual information available and the accounting guidance on this issue, we did not assess alternative measurement dates for the modification other than with respect to the on-call agreements. One executive exercised all his vested options one week after entering into an on-call agreement. That is, he exercised them within the original time period permitted by the award agreements. The other executive exercised a portion of his vested options within the original time period permitted. Had we concluded that these vested shares were not modified by the on-call agreements, compensation expense would have been reduced by approximately $10.7 million with respect to the first employee and $1.1 million with respect to the second employee.

With respect to category F Pricing Exceptions, we concluded, and our accounting advisors and the Special Committee’s forensic accountant have concurred, that using the prior date closing methodology set forth in our 1994 stock option plans to determine the exercise price and measure the compensation cost of our employee stock options was reasonable and acceptable, even though establishing the exercise price in this manner was inconsistent with the terms of our later option plans, which call for using the weighted-average traded price on date of grant. Compensation cost for the options in this category has been remeasured using the prior day closing price. Therefore, compensation cost for all grants during the restatement period has been measured using the prior day closing price methodology. In October 2006, the Board also concurred with the conclusion and ratified past use of the prior date closing methodology.

(VII)	Going Forward

Going forward, we do not expect the restatement or the underlying circumstances to have an impact on our fundamental business operations, except to the extent of the disruption caused by the resignations described above and the associated loss of corporate history and knowledge base. Although the financial statement impact of adjustments for past option practices will be immaterial in fiscal year 2007 and future years, we have incurred, and will continue to incur, significant accounting, consulting and legal fees related to the restatement and associated matters such as government inquiries and litigation. These expenses are expected to be significant for some time. We may also incur significant expense with respect to claims by optionees who were prohibited from exercising expiring or lapsing options during the restatement process. See Note 19 to the consolidated financial statements in Item 8 of this report for additional information about the SEC inquiry and other matters associated with the restatement and its underlying circumstances.

In keeping with our goal of continuous improvement in all areas of our business, we have improved our system of internal controls in recent years. Since the end of fiscal year 2006, we have instituted, or are instituting, additional changes to further enhance our entity level controls, controls with respect to stock options, and our corporate governance practices. Some of these modifications reflect recommendations made by the Special Committee. These improvements include the establishment of an internal audit function in February 2006, the addition of two new independent directors in October 2006, and the Board’s adoption of a policy in November 2006 that clarifies its views as to matters requiring prior Board review and provides guidance to the Chief Executive Officer and senior management in identifying matters to be brought to the Board’s attention.

We believe that the past intentional manipulation of the stock option granting process discussed above is contrary to the high ethical standards we endeavor to apply to all aspects of our operations. In the second quarter of fiscal year 2007, our senior management formalized a set of Core Values to complement the Code of Conduct adopted in 2004. These Core Values, which have been disseminated to all employees, include Honesty and Integrity in All We Do. To the extent portions of the restatement were due to lack of understanding, documentation or procedural lapses, and/or administrative errors, we are recommitted to excellence in carrying out job functions at every level.

Having completed its work, the Special Committee will stand down and be dissolved upon the filing of this Form 10-K/A and the FY2007 Form 10Qs.

We intend to honor the exercise price of options specified in outstanding executory award agreements, except as to those options that the Special Litigation Committee has directed be cancelled or modified.

SEMTECH CORPORATION

INDEX TO FORM 10-K/A

Amendment No. 1

FOR THE YEAR ENDED JANUARY 29, 2006

Forward Looking and Cautionary Statements

This Amendment No. 1 to Annual Report on Form 10-K (the “Form 10-K/A”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in materials delivered to shareholders and in press releases. In addition, Company representatives may make oral forward-looking statements from time to time. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance, and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,” “will,” “plans” and similar words.

Forward-looking statements should be considered in conjunction with the cautionary statements contained in Item 1A “Risk Factors” and elsewhere in this Form 10-K/A, in our other filings with the SEC, and in material incorporated herein and therein by reference. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Financial results could differ materially from those projected in forward-looking statements due to known or unknown risks. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to regarding forward-looking statements with caution, you should consider that the preparation of the restated consolidated financial statements required us to draw conclusions and make interpretations, judgments, and assumptions with respect to certain factual, legal, and accounting matters. Different conclusions, interpretations, judgments or assumptions could have resulted in materially different Restatement Adjustments. See Item 7 of this report for a further discussion of the restatement process.

PART I

ITEM 1.	BUSINESS

The only portions of this item that have been updated substantively are the product development and engineering expenses presented under the caption Intellectual Capital and Product Development and the sales by region data under the caption Customers, Sales Data and Backlog.

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

For the fiscal year ended January 29, 2006, our revenues from the computer end-market were 30% of net sales, the communications end-market, which includes cellular phones applications, was 46%, and the remaining 24% of net sales were from industrial, military and aerospace, and various other end-markets.

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

We incurred $37.9 million or 16% of net sales on product development and engineering in fiscal year 2006. Product development and engineering costs were $35.3 million or 14% of net sales and $33.3 million or 17% of net sales in fiscal years 2005 and 2004, respectively. We intend to make further investments in research and development in the future, which may include including increasing our employee headcount and investing in design and development equipment.

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

A summary of net sales by region follows:

(fiscal years, in thousands)

	2006
	As Previously Reported	Audit Adjustments	As Restated (1)	2005	2004
North America	$42,678	$(67)	$42,611	$65,884	$59,927
Asia-Pacific	168,796	—	168,796	167,336	115,936
Europe	27,931	—	27,931	20,392	16,216

Total Net Sales	$239,405	$(67)	$239,338	$253,612	$192,079

(1)	See Notes 1A and 20 to the financial statements included in Item 8 of this report.

One end-customer that is a major manufacturer of cellular phone handsets and other electronic equipment, accounted for 11% of net sales in fiscal year 2006. No end-customer accounted for 10% or more of net sales in fiscal years 2005 and 2004. One of our Asian distributors accounted for approximately 12%, 10% and 14%, respectively, of net sales in fiscal years 2006, 2005 and 2004. For fiscal year 2005 and fiscal year 2004, an Asian distributor formerly used by the Company accounted for approximately 10% of net sales in each year.

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

We perform a very limited amount of probe and final test activities in our Camarillo and San Diego, California; Neuchatel, Switzerland; and Reynosa, Mexico facilities. Our rectifier and assembly product lines are packaged and tested in-house in Reynosa. Almost all of our other products are packaged and tested by outside subcontractors.

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

Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials, such as silicon wafer substrates, may impact our suppliers’ ability to meet our needs or impact the price we are charged. Certain other basic materials, such as metals, gases and chemicals used in the production of circuits have all increased in recent years as demand has grown for these basic commodities. In most cases we do not procure these materials ourselves but we are nevertheless reliant on such materials for producing our products because our outside foundry and package and test subcontractors must procure them. To help minimize risks associated with constrained capacity, we use multiple foundries and have taken other steps to reserve capacity at certain foundries.

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

Available Information

General information about us can be found on our website at www.semtech.com. The information on our website is for information only and should not be relied on for investment purposes. The information on our website is not incorporated by reference into this report and should not be considered part of this or any other report filed with the Securities and Exchange Commission (“SEC”).

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

Financial statements and the related reports of our independent public accounting firms, earnings press releases, and similar communications issued prior to July 20, 2006 should no longer be relied upon and are superseded by the information contained in the Form 10-K/A; our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2006, July 30, 2006, and October 29, 2006 which were filed concurrently with the Form 10-K/A; and in reports filed with the SEC subsequent to the filing of the Form 10-K/A.

ITEM 1A.	RISK FACTORS

You should carefully consider and evaluate all of the information in this report, including the risk factors listed below. The risks described below are not the only ones facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

As discussed earlier in “Forward Looking and Cautionary Statements,” this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors including the risks faced by us described below and elsewhere in this report, in our other filings with the SEC, and in material incorporated herein and therein by reference. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Only the risk factors under the following headings have been updated substantively with respect to the restatement and its underlying circumstances. None of the risk factors have been updated due to the Audit Adjustments.

We are subject to an SEC inquiry, a Federal Grand Jury subpoena, and shareholder litigation related to our historical stock option practices

We may be required to further amend our financial statements

We could face claims by individuals prevented from exercising stock options due to the restatement

We are ineligible to use SEC Form S-3 to register securities

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

We are subject to an SEC inquiry, a Federal Grand Jury subpoena, and shareholder litigation related to our historical stock option practices

See Note 19 to the consolidated financial statements included in Item 8 of this report for information regarding inquiries into our historical stock option practices being conducted by the SEC and under a Federal Grand Jury subpoena. The filing of our restated financial statements does not resolve these matters. In the event that either or both of these investigations lead to action against any of our current or former directors, officers, or employees, or the Company itself, the trading price of our common stock may be adversely impacted. If we are subject to adverse findings in either of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Also see Note 19 to the financial statements included in Item 8 of this report with respect to shareholder derivative litigation and other matters related to the restatement and its underlying circumstances that could have a material adverse effect on our business and the price of our common stock.

If one or more of these matters continues for a prolonged period of time, they may have the same impact regardless of the ultimate outcome.

We may be required to further amend our financial statements

We believe this Form 10-K/A, and the FY2007 Form 10-Qs that are being filed concurrently with this report, correct the accounting errors arising from our past stock option practices. However, if the SEC disagrees with the accounting methods we used, objects to the manner in which we disclosed the restated financial information or related qualitative information, or otherwise imposes additional requirements with respect to our restated financial statements or stock option restatements in general, we could be required to further amend these filings. Further restatement could also be required if new facts become available as a result of the SEC inquiry, the Federal Grand Jury subpoena, the shareholder litigation or through other means. A further revision of our financial statements could result in delays in filing subsequent SEC reports, which could in turn result in the delisting of the Company’s common stock.

We could face claims by individuals prevented from exercising stock options due to the restatement

The exercise of stock options was prohibited during the restatement process because our filings with the SEC were not current. We could face claims from optionees who were prevented from exercising expiring options or from former employees with options that lapsed because exercise was prohibited during the short post-termination period provided for by their award agreements. In this regard, the Compensation Committee has authorized cash payments to some current and former employees and we have made an accrual for certain other potential claims. See Note 19 to the financial statements included in Item 8 of this report.

We could also face claims from individuals whose options have been cancelled or repriced by the Special Litigation Committee. See the discussion of Special Litigation Committee actions in Item 7 of this report.

We are ineligible to use SEC Form S-3 to register securities

As a result of our failure to file Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2007 on a timely basis, we are no longer eligible to use the short-form (Form S-3) to register our securities with the SEC until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. Although inconvenient, this restriction will not affect our ability to access the capital markets.

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

In the normal course of our business, we indemnify other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise pursuant to contracts under which we agree to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of our employees, infringement of third-party intellectual property rights, and certain environmental matters. We have also entered into agreements with our current and former directors and certain of our current and former executives indemnifying them against certain liabilities incurred in connection with their duties. Our Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to our current and former directors and employees, as does the California Labor Code. In some cases there are limits on and exceptions to our potential indemnification liability. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. Over at least the last decade, we have not incurred any significant expense as a result of agreements of this type. Accordingly, we have not accrued any amounts for such indemnification obligations during fiscal year 2006. However, there can be no assurances that we will not incur expense under these indemnification provisions in the future.

See Note 19 to the consolidated financial statements included in Item 8 of this report for information regarding indemnification expenses associated with the restatement and its underlying circumstances.

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

The market price of our common stock may be adversely affected by the restatement and its underlying circumstances as well as by press commentary on the Company’s situation and option granting practices in general.

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

If we are unsuccessful in integrating acquired companies into our operations or if integration is more difficult than anticipated, then we may not achieve anticipated cost savings or synergies and may experience disruptions that could harm our business. Some of the risks that may affect our ability to successfully integrate acquired companies include those associated with:

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development, especially with respect to highly complex technologies;

•	assuring acquired products meet our quality standards;

•	loss of key employees or customers of the acquired company;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	consolidation of facilities and functions;

•	the geographic distance between the companies; and disparate corporate cultures.

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

Our business could be harmed, especially in the near term, by the disruption and associated loss of corporate history and knowledge base caused by the personnel actions described under Restatement of Consolidated Financial Statements Based on Review of Stock Option Practices in Item 7 of this report.

If our stock price declines below the exercise price of stock options held by employees, which is now the case for many options held by many employees, the retention incentive aspect of the stock options is lost and there is a greater likelihood we will be unable to retain key talent. If employees prohibited from exercising expiring stock options during the restatement process are not compensated in some fashion, our ability to retain our workforce could be harmed significantly.

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

We understand that the IRS has established a task force to focus on issues relating to stock option grants. While we have not received an inquiry from any taxing authority regarding this matter, we believe we are likely to be audited with respect to these issues in the future.

Certain transition rules are in effect that allow remediation of the condition that subjects a stock option to Section 409A of the Internal Revenue Code. To be effective, the remediation with respect to executive level employees must have been completed by December 31, 2006 and must be complete for other employees by December 31, 2007. The Company has not taken any actions to remediate these options. Since the material options that have been determined to be subject to 409A were issued at exercise prices that are substantially higher than the current price of the Company’s stock, the future impact of Section 409A is not expected to present a material exposure to the Company under these transitional rules. However, exposure for this item can not ultimately be determined until final guidance is issued. If the final guidance differs significantly from the guidance to date, the Company’s exposure could be material.

Changes in stock option accounting rules will impact our reported operating results prepared in accordance with generally accepted accounting principles, and may impact our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain their workforces in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

See Note 1A Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements in Item 8 of this report for a detailed discussion of the restatement related to historical stock option practices. Also see the discussion under Restatement of Consolidated Financial Statements Based on Review of Stock Option Practices in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Had we adopted SFAS 123(R) in prior periods, the impact of this pronouncement would approximate the impact of SFAS 123 described in the disclosure of the pro forma results in Note 1, under the heading “Stock-Based Compensation” in our Notes to Financial Statements included elsewhere in this report. As indicated in the First Quarter Form 10-Q filed concurrently with this report, stock option expense under SFAS 123(R) reduced earnings for the first quarter of fiscal year 2007 by $3.8 million, pre-tax, or approximately 5 cents per share.

The implementation of SFAS 123(R) will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Failure to maintain effective internal controls could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and an annual report by our independent registered public accounting firm addressing the assessment.

Management’s report for fiscal year 2006 is included in Item 9A of this report and the required attestation report of our independent registered public accounting firm is included in Part II, Item 8 of this report. Our controls and procedures are also discussed in Item 9A of this report. These assessments and reports have been updated in light of the restatement and its underlying circumstances.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report and in the documents that are incorporated by reference, including the risk factors in this section, contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance, and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes”, “projects”, “should”, “will”, “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Financial results could differ materially from those projected in forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In June 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. In March 2007, the State approved the group’s draft remediation plan, which will be published for public comment before the final remediation plan is submitted. The State has not yet responded to the draft remediation plan. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, our share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to any additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

During fiscal year 2006 we were not subjected to any penalties requiring disclosure under Section 6707A(e) of the Internal Revenue Code.

Significant legal events occurring through the date of filing of this Amendment No. 1 that are related to the restatement or its underlying cause are described in Note 19 Matters Related to Stock Option Review and Restatement of the Notes to Consolidated Financial Statements in Item 8 of this Amendment No. 1.

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

Information that has been previously filed or otherwise reported for the periods presented in this Item 6 is superseded by the information in this report, and the previously filed financial statements and related financial information and opinions of our independent public accounting firms contained in such reports should no longer be relied upon.

The consolidated statement of income data set forth below for fiscal years 2006, 2005 and 2004, and the consolidated balance sheet data as of the end of fiscal years 2006 and 2005, are derived from, and qualified by reference to, the audited restated consolidated financial statements in Item 8 of this report. The consolidated statement of income data for fiscal years 2003 and 2002, and the consolidated balance sheet data as of the end of fiscal years 2004, 2003 and 2002 have been restated to reflect the impact of the Restatement Adjustments and are derived from the books and records of the Company.

This information should be read in conjunction with the Explanatory Note at the beginning of this report, Management’s Discussion and Analysis contained in Item 7 of this report, and the audited financial statements and accompanying notes included in Item 8 of this report.

The fiscal year ended January 30, 2005 consisted of fifty-three weeks and all other fiscal years presented consisted of fifty-two weeks. Our past results are not necessarily indicative of our future performance.

Income Statement Data

Restated Consolidated Statement of Income Data:

(In thousands, except earnings per share data)

	Fiscal Year Ended
	Jan 29 2006 (restated) (1)	Jan 30 2005 (restated) (1)	Jan 25 2004 (restated) (1)	Jan 26 2003 (restated) (2)	Jan 27 2002 (restated) (2)
Net Sales	$239,338	$253,612	$192,079	$192,958	$191,210
Cost of Sales	105,236	106,407	82,635	84,908	101,255

Gross Profit	134,102	147,205	109,444	108,050	89,955
Operating costs and expenses:
Selling, general & administrative	45,600	46,935	42,190	40,988	57,772
Product development & engineering	37,928	35,312	33,319	36,364	38,789
Acquisition-related items	4,954	—	—	—	—
One-time costs	(129)	629	—	13,202	2,727

Total operating costs and expenses	88,353	82,876	75,509	90,554	99,288

Operating income	45,749	64,329	33,935	17,496	(9,333)
Interest and other income (expense), net	7,286	6,304	(451)	15,187	9,095

Income before taxes	53,035	70,633	33,484	32,683	(238)
Provision for taxes	11,084	15,725	7,686	7,991	(2,352)

Net income	$41,951	$54,908	$25,798	$24,692	$2,114

Earnings per share:
Basic	$0.57	$0.74	$0.35	$0.34	$0.03
Diluted	$0.55	$0.70	$0.33	$0.32	$0.03
Weighted-average number of shares:
Basic	73,436	74,187	73,570	73,013	69,983
Diluted	76,114	78,257	77,634	77,963	78,143

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 1A to the Consolidated Financial Statements inlcuded in Item 8 of this report.

(2)	A side by side comparison of the previously reported amounts with the restated amounts is presented in Item 7 of this report.

Acquisition related items for the fiscal year ended January 29, 2006 are related to the June 2005 acquisition of XEMICS SA. The one-time items for fiscal years 2006 and 2005 relate to litigation against our insurers to recoup costs related to a customer dispute settlement in fiscal year 2003.

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

Balance Sheet Data

Restated Consolidated Balance Sheet Data
(In thousands)
	Balances as of
	Jan 29 2006 (restated)	Jan 30 2005 (restated)	Jan 25 2004 (restated)	Jan 26 2003 (restated)	Jan 27 2002 (restated)
Cash, cash equivalents and investments	$278,186	$301,898	$275,477	$489,047	$543,502
Working capital	235,474	221,434	217,277	421,219	403,380
Total assets	472,946	458,984	410,136	621,037	688,794
Convertible subordinated notes	—	—	—	241,570	364,320
Other long-term liabilities	5,478	2,410	—	—	—
Total stockholders’ equity	437,653	425,329	381,177	341,835	297,092

The following tables show the effects of the restatement on consolidated balance sheet data. Fiscal year 2006 also includes the effect of the Audit Adjustments. The cumulative effect of the related after-tax charges for periods prior to fiscal year 2002 was approximately $17.2 million, which is reflected in stockholders’ equity as of the beginning of fiscal year 2002.

Restated Consolidated Balance Sheet Data
(In thousands)
	Balances as of January 29, 2006
	As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated
Cash, cash equivalents and investments	$278,186	$—	$—	$278,186
Working capital	235,563	(66)	(23)	235,474
Total assets	473,765	(770)	(49)	472,946
Convertible subordinated notes	—	—	—	—
Other long-term liabilities	5,478	—	—	5,478
Total stockholders’ equity	438,459	(866)	60	437,653

Consolidated Balance Sheet Data

(In thousands)

	Balances as of
	January 30, 2005			January 25, 2004			January 26, 2003			January 27, 2002
	As Previously Reported	Adjs	As Restated	As Previously Reported	Adjs	As Restated	As Previously Reported	Adjs	As Restated	As Previously Reported	Adjs	As Restated
Cash, cash equivalents and investments	$301,898	$—	$301,898	$275,477	$—	$275,477	$489,047	$—	$489,047	$543,502	$—	$543,502
Working capital	221,416	18	221,434	217,092	185	217,277	420,912	307	421,219	402,970	410	403,380
Total assets	457,925	1,059	458,984	408,473	1,663	410,136	620,546	491	621,037	690,401	(1,607)	688,794
Convertible subordinated notes	—	—	—	—	—	—	241,570	—	241,570	364,320	—	364,320
Other long-term liabilities	2,410	—	2,410	—	—	—	—	—	—	—	—	—
Total stockholders’ equity	424,366	963	425,329	379,610	1,567	381,177	341,440	395	341,835	298,795	(1,703)	297,092

All adjustments (Adjs) shown for fiscal years 2002-2005 are Restatement Adjustments.

For a side by side comparison of the previously reported balance sheet line items with the restated amounts as of January 29, 2006 and January 30, 2005, see Note 1A to the Consolidated Financial Statements included in Item 8 of this report. A side by side comparison of the previously reported balance sheet line items with the restated amounts as of the end of fiscal years 2004, 2003 and 2002 is presented in Item 7 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this Form 10-K/A.

As discussed in “Forward Looking and Cautionary Statements” earlier in this report, this Form 10-K/A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements, including as a result of the risks described in the cautionary statements in Item 1A “Risk Factors” and elsewhere in this Form 10-K/A, in our other filings with the SEC, and in material incorporated herein and therein by reference. Our business and associated risks may have changed since we filed the Original Report. Except for the forward-looking statements included in Notes 1A, 5 and 19 to the financial statements included in Item 8 of this report, in Item 9A “Controls and Procedures,” and under the heading “Restatement of Consolidated Financial Statements Based on Review of Stock Option Practices” in this Item 7, all forward-looking statements contained in this Form 10-K/A, unless they are specifically otherwise stated to be made as of a different date, are made as of the date the Original Report was filed. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Management’s discussion and analysis set forth below has been amended to reflect the restatement as described in the Explanatory Note and in Notes 1A and 19 to the Consolidated Financial Statements in Item 8. It has not been otherwise updated. As a result, the information set forth in this Item 7 may not be comparable to discussions and data in our previously filed Annual Reports, which should no longer be relied upon.

Restatement of Consolidated Financial Statements Based on Review of Stock Option Practices

Our discussion of this topic is divided into the following segments:

(I)	Background of the Restatement

(II)	Nature of the Restatement Adjustments

(III)	Findings as to Individual Conduct

(IV)	Amortization of the Restatement Adjustments

(V)	Effect of the Restatement Adjustments on the Previously Reported Financial Statements

(VI)	Judgments and Interpretations

(VII)	Going Forward

(I)	Background of the Restatement

We first learned of issues associated with our past stock option grants on May 17, 2006 when Nasdaq alerted us to a research report published on May 16, 2006 by the Center for Financial Research and Analysis (“CFRA”). On May 18, 2006, we received a letter from the SEC requesting that we voluntarily provide certain information and documents relating to stock option grants dating back to January 1, 1997 (the “SEC Letter”).

Upon learning of the CFRA report and receiving the SEC Letter, we began a review of our historical stock option practices with the assistance of outside counsel, Paul, Hastings, Janofsky & Walker LLP. During the course of these efforts, our in-house counsel discovered documents indicating irregularities with respect to certain stock option grants for new employees in fiscal year 2001 (which ended on January 28, 2001). We alerted the Board of Directors (“Board”) to the existence of these documents and immediately began investigating the new hire grants referenced in the documents. After detecting apparent irregularities in these and other new hire grants, we expanded our review to include a more thorough examination of employment files for new hires on and after January 1, 1997. We also began investigating other stock option matters, including delegation authorities for stock option grants, grants to continuing employees, and procedural steps associated with the stock option grant process. We retained Kroll, Inc. to conduct a comprehensive review of the stock option grant issues and FTI Consulting, Inc. to assist in analyzing related accounting issues.

After receiving several management reports on this matter in accordance with previously established procedures regarding accounting complaints, the Audit Committee, at that time comprised of Directors Burra, Hankin and Lindstrom, determined that it should retain independent counsel to assist in conducting an investigation of our stock option grant practices. On June 9, 2006, the Audit Committee retained the law firm of Fenwick & West LLP

(“Fenwick”), a law firm not previously used by the Company, to assist in conducting this investigation. Fenwick retained Navigant Consulting, Inc. as its forensic accounting advisor. Directors Burra and Hankin, who had previously served on the Compensation Committee, recused themselves from the investigation early in July 2006 after Fenwick learned of a new hire stock option grant to an officer in 1996 approved by the Compensation Committee that would be a subject of the investigation. On July 12, 2006, the Board appointed Directors Lindstrom and Piotrowski as a Special Committee fully authorized and empowered to continue the investigation.

Ernst & Young LLP, the Company’s independent registered public accounting firm, did not participate in management’s review or the Special Committee’s investigation, but was kept apprised of the progress and results.

After the initial phase of the investigation, which focused on the processes used to establish option exercise prices and obtain approvals of stock option grants, including procedures relating to initial stock option grants to newly hired employees and the related measurement dates used for financial reporting purposes, the Special Committee concluded that, pursuant to the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related authoritative guidance, the accounting measurement dates for certain stock options granted primarily during fiscal years 1998 through 2003 required correction. On July 20, 2006, we announced that financial statements and the related reports of our independent public accountants, earnings press releases, and similar communications we previously issued should no longer be relied upon pending restatement of our financial statements for fiscal years 2002 through 2006 to record a material level of additional non-cash compensation expense. We also announced that the restatement would affect financial statements for earlier fiscal years and that adjustments for those earlier years would be reflected as part of the opening balances in the financial statements for the restatement period.

The Special Committee’s investigation and management’s review extended back to January 30, 1995, which was the start of fiscal year 1996. The initial focus was on grants made since the beginning of calendar year 1997, which is the period covered by the informal request received from the SEC. The period covered was expanded to determine if material grant issues existed beyond the periods covered by the SEC request. The Company, with the assistance of Kroll, reviewed grant activity back to 1992 and found no evidence of deliberate manipulation related to grants made prior to fiscal year 1996. The Company concluded that a more detailed review of grants made prior to fiscal year 1996 was not warranted.

(II)	Nature of the Restatement Adjustments

This section summarizes the main categories of situations in which the initial accounting was incorrect and describes the measurement date used for the restatement or the other change made for the restatement.

The pre-tax, non-cash, stock-based compensation expense resulting from the revised measurement dates and other adjustments discussed below is approximately $91.0 million in the aggregate for fiscal years 1996 through fiscal year 2006. The following table shows the aggregate financial statement impact of each category of adjustment. In order to avoid double counting, the table reflects an adjustment for items that fall into more than one category.

in thousands, except number of grants

Category	Number of grants	Expense for all grants	Expense for grants to Section 16 group (1)	Percent of total expense related to Section 16 group
(A) Grants to continuing employees	1,153	$50,473	$7,567	15%
(B) Grants to new employees	343	19,425	—	0%
(C) Grants lacking evidence of approval	33	149	—	0%
(D) Grants modified after ratification	83	4,545	—	0%
(E) Post-termination arrangements	68	20,854	16,396	79%
(F) Pricing exceptions	393	733	107	15%

		$96,179	$24,070	25%
Adjustment for duplication among categories		(5,151)	(107)	2%

Total pre-tax stock option related adjustments		$91,028	23,963	26%

Amount capitalized into inventory		(30)

Total pre-tax stock option compensation expense		$90,998
Tax benefits		(28,688)

Net adjustment (2) (3)		$62,310

(1)	Expense related to grants made to, or modifications made for, directors, officers and key executives subject to Section 16 of the Securities Exchange Act of 1934 at the time of grant or modification.

(2)	The additional non-cash compensation expense is net of forfeitures related to employee terminations.

(3)	Amortization of the expense by category is shown in Section (IV) below.

The Company applied APB 25 in determining the correct measurement date in each situation described below. Under APB 25, the measurement date is the first date on which are known both the number of shares that an individual employee is entitled to receive and the option or purchase price, if any. Any intrinsic value that exists at the measurement date must be recognized as compensation cost, generally as a charge to compensation expense in the income statement.

(A) Grants made by Former Chief Executive Officer John D. Poe (“Former CEO”) from April 1997 to May 2002 to continuing employees

In April 1997, the Compensation Committee delegated authority to the Former CEO to make option grants as an agent of the Committee for the stated purpose of granting options on a more timely basis. Grants made by the Former CEO were subsequently submitted to the Compensation Committee for approval. The Former CEO granted options under this authority to existing executive and non-executive level employees through May 2002.

Based on the reviews conducted by management and the Special Committee, the Company has concluded that the elements of APB 25 were not satisfied as of the stated grant dates for fifteen of the seventeen grant dates selected by the Former CEO from April 1997 through May 2002. There is evidence of intentional manipulation on nine of these grant dates, representing approximately 42% of the shares and approximately 76% of the expense in this category. Based primarily on evidence of the Former CEOs willingness to manipulate grant dates, the Company determined that the grants made during this period were not final until approved by the Compensation Committee. Although the reviews found no specific documentary evidence of manipulation for certain grants, the fact that those grants lack adequate contemporaneous documentation to corroborate the establishment of the grant date, combined with evidence of manipulation of other grants during this period, led to the Company’s conclusion that the original measurement date was in error because the terms of the grant were not determined with finality.

The appropriate measurement date for all grants in this category is the date of Compensation Committee ratification, unless the measurement date for a particular grant has been further revised due to one of the issues discussed below.

In August 2002, the Compensation Committee determined that options for continuing employees would be granted in conjunction with regularly scheduled Compensation Committee meetings, thus restoring the delegated authority to the Compensation Committee.

This category also includes adjustments related to miscellaneous grant scenarios, primarily related to acquisitions. The non-cash compensation expense related to these miscellaneous items is approximately $4.6 million pretax.

(B) Grants to new employees

In April 1997, the Compensation Committee stated that all option grants communicated via an offer letter would be granted to each employee on his or her start date.

The reviews revealed inconsistencies in grant practices to new hires from April 1997 to August 2002 and evidence of management’s willingness to intentionally select favorable grant dates for new hires during this period. More specifically, it was found that a majority of grants during this period were not made as of the recipient’s start date. Of those who received a new hire grant on a date other than the actual hire date, approximately 90% received a more favorable price. Of the grants that were made on the hire date, approximately 95% were priced favorably when compared to the price of the stock on the date of the relevant Compensation Committee meeting. The appropriate measurement date for all new hire grants during this period is the date of Compensation Committee approval, unless the measurement date for a particular grant has been further revised due to one of the issues discussed below.

The reviews also identified 76 stock option grants, made between November 1996 and May 2002, that were made to persons before they became employees, including through assignment of the employee to leave of absence status prior to the date the employee began performing services. The appropriate measurement date for these options is the employee’s start date. However, a later measurement date tied to the Compensation Committee’s approval was applied in a significant number of these cases because grant terms were not determined with finality on the hire date. Compensation expense is amortized over the vesting period, the end of which, for the grants in this group, remains the same but starts at the date of employment. For grants with a measurement date after the stated grant date, amortization related to the first vesting period is accelerated, which could result in more than twelve months of amortization in a fiscal year.

Following a leadership change in the Human Resources Department, the procedures were more fully explained to the HR staff and better enforced, such that beginning in August 2002, new hire grants were made consistently as of the employee’s hire date.

In February 2006, the Compensation Committee determined to align the procedure for new hire grants and promotional grants with the procedure in place for annual grants to continuing employees. That is, new hire option grants are now awarded at Compensation Committee meetings rather than on the date of hire.

(C) Grants lacking evidence of Compensation Committee approval

The reviews identified 33 grants that lacked evidence of Compensation Committee ratification. The lack of evidence is believed to be the result of administrative issues. For example, some grants to new hires appear in the Company’s stock option database without evidence of having been presented to the Compensation Committee for approval. Others in this group were presented to the Compensation Committee for approval then excluded from the Compensation Committee meeting minutes because the employee had terminated following the meeting or was about to terminate. For grants in this category, management used available relevant information, such as personnel records and Compensation Committee records, to determine the most likely grant date. The Special Committee found these conclusions to be reasonable.

(D) Grants modified after ratification by the Compensation Committee

The reviews revealed 84 grants, out of more than 1,600 grants over 23 grant dates, with changes between the grant lists distributed with the Compensation Committee agendas, on which basis the grants were ratified, and the grant lists attached to the minutes for the related meetings. More specifically, the reviews showed 31 new grants, 32 deleted grants (apparently related to employees who terminated in the interim), 12 increased grants, 8 decreased grants, and 1 addition specifically approved at the Compensation Committee meeting. In most cases, these changes were not significant individually or in the aggregate, were not significantly concentrated within individual grant dates, and appear to be the result of administrative error and not indicative of an open-allocation process. The exceptions to these determinations are (i) one grant date in May 1999 for which there is evidence indicating the grant process for ten employees in two departments was not complete on the award approval date, (ii) 21 grants to continuing employees on one grant date in May 2000 for which the grant process was found to be incomplete on the award approval date, and (iii) five grants to new hires concentrated on one grant date in December 2000 that were made prior to the employees’ start dates, but not indicative of an open allocation process.

For grants that were added or changed, the measurement date is the date that the Compensation Committee approved the minutes that reflected the changes. With respect to the May 1999 grant, we revised the measurement date for grants to all employees in the two departments with the open allocation process rather than revising the measurement date for only the modified awards. Similarly, with respect to the May 2000 grant, we revised the measurement date for awards to all continuing employees on the second quarter grant list because the list was not finalized on the award approval date.

(E) Post-termination arrangements

The reviews identified 21 employees with termination arrangements whereby options were modified through continued vesting and/or extension of the exercise period. Two of these arrangements involved executive level employees transitioned from full-time status to on-call status in anticipation of full retirement. Of the remaining agreements, many involved placing terminated employees below the vice-president level on leave of absence status for stock option purposes. In each of these instances, it has been concluded that the modifications were made in recognition of past services. Specifically, the individuals on leave of absence were no longer required to provide substantive services for the Company and the executives on call did not perform substantive services during the on-call period. Thus, compensation cost for the options affected by the termination arrangements was remeasured on the modification dates and the incremental compensation cost, plus any originally measured but unrecognized compensation cost, has been expensed entirely at the time of modification. These costs were recorded even if the options were exercised by the employee within the originally permitted window following termination of substantive employment.

(F) Pricing exceptions

The reviews identified that approximately 9% of the grants made in fiscal years 1996 through 2006 had exercise prices that were determined in a manner inconsistent with our convention of pricing options at the closing price on the day before the grant. The significant majority of the exceptions relate to the use of the closing price on the date of grant. The majority of these grants had pricing exceptions that resulted in pricing unfavorable to the employee, leading to the conclusion that the exceptions were administrative errors. The measurement of compensation cost was corrected to consistently measure compensation cost based on the closing price on the day before the grant date.

For many years we have used the prior date closing methodology set forth in our 1994 stock option plans to determine the exercise price and measure the compensation cost of our employee stock options. Although this methodology is not consistent with the terms of our later option plans, which call for using the weighted-average traded price on date of grant, we have determined, and our accounting advisors and the Special Committee’s forensic accountant have concurred, that continued use of the prior date closing methodology was reasonable and acceptable. The Board also concurred and ratified past use of the prior date closing methodology. However, in October 2006 we amended the operative stock option plans to establish the exercise price based on the closing stock price on the grant date. This change in methodology is not expected to have a material effect on our financial statements.

Restatement Charges Related to Officers and Key Employees

The Company’s management team during fiscal years 1996 through 2006 included 28 individuals who at various times were subject to the provisions of Section 16 of the Securities Act of 1934 (“Section 16”) due to their positions as officers or key executives. The eight individuals who served as independent directors at various times during the same period were also subject to Section 16. None of the additional non-cash compensation expense relates to options awarded to independent directors. Approximately 8% of the additional pre-tax non-cash compensation expense is related to options granted to 15 employees after they became officers or key executives subject to Section 16. This expense is almost entirely attributable to Category A, with a small portion attributable to Category F. No Section 16 executive accounted for more than 2.2% of the total pre-tax non-cash compensation expense due to Category A and F errors. An additional 18% of the total pre-tax non-cash compensation expense is related to “on-call” arrangements intended to provide continuity to the Company by transitioning two executives from full-time employment into retirement. Our review indicated that although one executive provided some services during the on-call period, there is no evidence that the other performed any. We determined that since neither employee performed sufficient services to meet the substantive services requirement set forth by current interpretations of applicable accounting standards, the options held by the employees were modified to extend the exercise period and to effectively accelerate vesting on the date they ceased full-time employment and, therefore, a new measurement date was required by APB 25.

(III)	Findings as to Individual Conduct

In considering the situations described in (A) through (F) above, the Special Committee concluded that the evidence supports a finding of intentional manipulation of stock option grant dates directed by the Former CEO, that a former human resources executive who was with the Company from October 1999 through May 2002 (“Former HR VP”) participated in this conduct, and that the Chief Financial Officer (“Former CFO”) and the Treasurer (“Former Treasurer”) at the time the Special Committee’s report was issued knew, or should have known, of the manipulation and initiated or participated in some manipulative acts. One other executive (“Former Executive”) who left the Company in early January 2007 was found to be significantly less culpable in that he evidenced a willingness to acquiesce in manipulative conduct.

As previously announced, the Former CEO stepped down from his position as Chairman of the Board on August 17, 2006. He also took a leave of absence from the Board, effective the same date, pending the conclusion of the investigation. The Former CEO informed us he was taking these actions to avoid even the appearance of a conflict of interest. Both he and the Former HR VP declined to be interviewed by the Special Committee. Following the Special Committee’s report to the Board on October 2, 2006, the Board accepted the recommendation of the Special Committee that the Former CEO be asked to resign and, if he does not do so, that he not be nominated to stand for reelection as a Director at the next annual meeting of shareholders. The Former CEO was asked to immediately resign from the Board. As reported in the Form 8-K we filed on October 25, 2006, we received an October 20, 2006 letter from the Former CEO advising us that he intends to resign his position as a Director effective as of the first date, subsequent to the filing of the Company’s restated financial statements, on which the Company regains compliance with Nasdaq continued listing standards and the window for trading by officers and directors of the Company is reasonably expected to be open for a period of at least 30 days.

The Special Committee recommended that the Former CFO and Former Treasurer be asked to resign within a time consistent with Company needs and an orderly transition. As previously announced, the Former CFO and Former Treasurer resigned their positions on November 7, 2006, although they remained with the Company on special assignments through January 22, 2007 and January 31, 2007, respectively.

The Special Committee found some personal benefit to these five individuals in the form of options that were in-the-money, but unvested, at the date of grant. Grants to these five individuals had intrinsic value, meaning value equal to the number of options multiplied by the difference between the stated exercise price and the price on the correct measurement date, of approximately $4.8 million. Options granted by the Company typically vest in equal annual installments over three or four years, beginning on the first anniversary of the grant. After considering unvested options that were forfeited upon termination, the aggregate additional non-cash compensation expense related to grants to these five individuals is approximately $4.5 million.

Approximately 5% of the intrinsic value related to grants to these five individuals has been realized through exercise of the options. Exercise of options was not permitted during the restatement process. Approximately 41% of the intrinsic value will not be realized because the options have lapsed due to the fixed term of the options expiring during the restatement process or because the 30 day post-termination period for exercising the employee options expired during the restatement process. Approximately 43% of the vested options that expired or lapsed had intrinsic value and 57% had no intrinsic value.

The Board formed a Special Litigation Committee (“Special Litigation Committee”) comprised of Director Baker and Director Edwards, independent Directors who joined the Board in October 2006, to evaluate the existence and extent of any potential claims against these five individuals. The Special Litigation Committee directed management to cancel and rescind all of the outstanding options held by the Former CEO, which amount to over 1.2 million options on a split-adjusted basis, and management has done so. Approximately 19% of the cancelled options had intrinsic value and 81% of the cancelled options had no intrinsic value. Almost all of the cancelled options were vested or would immediately vest upon termination of Board service.

The cancelled, expired and lapsed options had split-adjusted exercise prices ranging from $2.41 to $31.91 per share.

The Special Litigation Committee directed management to cancel one of the Former CFOs grants and to reprice the remainder of his outstanding vested options. However, all of the Former CFOs options (including those to be cancelled) expired or lapsed during the restatement process except for one grant of 240,000 options (split-adjusted) that was issued under one of the Company’s prior option plans and is subject to a 90 day post-termination exercise period. Those options have been repriced from $5.31 per share to $6.59 per share (split-adjusted), such that the intrinsic value associated with the options will not be realized by the Former CFO.

The Former Treasurer also has one outstanding grant for 30,000 options (split-adjusted) at an exercise price of $5.88 (split-adjusted) that is subject to a 90 day post-termination exercise period. There is no intrinsic value associated with that grant. The Special Litigation Committee took no action with respect to the Former Treasurer.

The Special Litigation Committee took no action with respect to the Former HR VP or Former Executive.

The status of the intrinsic value associated with options granted to the five individuals is summarized as follows:

(in thousands)

	Former CEO	Former CFO	Three Other Former Executives	Total
Realized	$19	$16	$193	$228	5%
Never Vested	—	—	269	269	6%
Expired or Lapsed	—	1,649	316	1,965	41%
Cancelled	1,989	—	—	1,989	42%
Repriced	—	307	—	307	6%

Will Not be Realized	$1,989	$1,956	$585	$4,530	95%

Total Intrinsic Value	$2,008	$1,972	$778	$4,758	100%

Total Intrinsic Value	42.2%	41.4%	16.4%	100%

The Special Committee found that false and misleading information was furnished to the Compensation Committee of the Board. The Special Committee did not recommend, and the Board did not take, any action with respect to current or former Compensation Committee members. The Special Committee did, however, recommend certain remedial measures with respect to corporate governance that we have begun to implement, including establishment of a corporate governance committee at the Board level, development of procedures for certifying genuineness of board materials and minutes, and additional ethics and other training for Directors and employees at all levels.

(IV)	Amortization of the Restatement Adjustments

In accordance with APB 25, our restated consolidated financial statements reflect additional compensation expense to the extent the fair market value of a share of our common stock on the correct measurement date exceeded the exercise price of the option. The additional non-cash compensation expense was amortized over the required service period, generally over the vesting periods of the respective grants.

The restatement has resulted in additional non-cash stock-based compensation expense related to stock options as follows:

(in thousands)

Fiscal Year	Additional Compensation Expense	Tax Benefit	Additional Compensation Expense, net of tax
1996	$10	$(3)	$7
1997	95	(37)	58
1998	1,002	(390)	612
1999	2,826	(1,034)	1,792
2000	6,862	(2,174)	4,688
2001	14,050	(4,017)	10,033
2002	36,354	(12,465)	23,889
2003	13,401	(3,912)	9,489

Subtotal Fiscal Years 1996 - 2003	74,600	(24,032)	50,568
2004	9,234	(2,566)	6,668
2005	5,637	(1,657)	3,980
2006	1,527	(433)	1,094

Total Fiscal Years 1996 - 2006	$90,998	$(28,688)	$62,310

The amount related to the restatement that impacts fiscal year 2007 and future years is immaterial.

The additional non-cash compensation expense that resulted from the correction of accounting for stock options granted or modified primarily during fiscal years 1996 through 2003 was generally amortized over the required service period, generally the vesting periods of the respective grants. The following table shows the additional non-cash compensation expense for fiscal years 1996 through 2006. The cumulative after tax adjustment for fiscal years 1996 through 2003 is included in the restated fiscal year 2004 balance sheet as a reduction in retained earnings.

(in thousands)

	Fiscal Year
Category	1996	1997	1998	1999	2000	2001
(A) Grants to continuing employees	$2	$2	$449	$1,725	$4,530	$9,573
(B) Grants to new employees	3	27	506	1,073	2,003	4,499
(C) Grants lacking evidence of approval	1	1	—	6	21	24
(D) Grants modified after ratification	—	—	—	—	496	1,399
(E) Post-termination arrangements	—	—	—	—	357	182
(F) Pricing exceptions	7	71	80	70	103	180

	$13	$101	$1,035	$2,874	$7,510	$15,857
Adjustment for duplications	(3)	(2)	—	(6)	(588)	(1,597)

Total pre-tax adjustments	10	99	1,035	2,868	6,922	14,260
Amount capitalized into inventory	—	(4)	(33)	(42)	(60)	(210)

Total pre-tax compensation expense	$10	$95	$1,002	$2,826	$6,862	$14,050
Tax benefits	(3)	(37)	(390)	(1,034)	(2,174)	(4,017)

Net adjustment	$7	$58	$612	$1,792	$4,688	$10,033

	Fiscal Year		Subtotal FY 1996 through FY 2003	Fiscal Year			Total FY 1996 through FY 2006
Category	2002	2003		2004	2005	2006
(A) Grants to continuing employees	$11,729	$9,841	$37,851	$7,101	$4,265	$1,256	$50,473
(B) Grants to new employees	4,701	3,332	16,144	2,012	1,082	187	19,425
(C) Grants lacking evidence of approval	89	(2)	140	5	4	—	149
(D) Grants modified after ratification	1,380	745	4,020	410	112	3	4,545
(E) Post-termination arrangements	20,080	124	20,743	—	111	—	20,854
(F) Pricing exceptions	135	67	713	7	12	1	733

	$38,114	$14,107	$79,611	$9,535	$5,586	$1,447	$96,179
Adjustment for duplications	(1,604)	(810)	(4,610)	(422)	(115)	(4)	(5,151)

Total pre-tax adjustments	36,510	13,297	75,001	9,113	5,471	1,443	91,028
Amount capitalized into inventory	(156)	104	(401)	121	166	84	(30)

Total pre-tax compensation expense	$36,354	$13,401	$74,600	$9,234	$5,637	$1,527	$90,998
Tax benefits	(12,465)	(3,912)	(24,032)	(2,566)	(1,657)	(433)	(28,688)

Net adjustment	$23,889	$9,489	$50,568	$6,668	$3,980	$1,094	$62,310

(V)	Effect of the Restatement Adjustments on the Previously Reported Financial Statements

Income Statement Data

The table below shows the effect of the additional non-cash compensation expense on our previously reported Consolidated Statements of Income for fiscal years 2002 through 2006. The additional non-cash compensation expense related to fiscal years 1996 through 2001 is included in the restated 2002 balance sheet as a reduction in stockholders’ equity.

increase (decrease)

in thousands, except per share data

	Fiscal Year Ended
	Jan 29 2006	Jan 30 2005	Jan 25 2004	Jan 26 2003	Jan 27 2002
NET SALES	$—	$—	$—	$—	$—
Cost of sales	213	702	1,303	1,811	3,335

Gross profit	(213)	(702)	(1,303)	(1,811)	(3,335)

Operating costs and expenses:
Selling, general and administrative	920	3,115	4,983	6,562	23,974
Product development and engineering	394	1,820	2,948	5,028	9,045
Acquisition-related items	—

Total operating costs and expenses	1,314	4,935	7,931	11,590	33,019

Operating income	(1,527)	(5,637)	(9,234)	(13,401)	(36,354)
Interest expense	—	—	—	—	—
Interest and other income	—	—	—	—	—

Income before taxes	(1,527)	(5,637)	(9,234)	(13,401)	(36,354)
Provision for taxes	433	1,657	2,566	3,912	12,465

NET INCOME	$(1,094)	$(3,980)	$(6,668)	$(9,489)	$(23,889)

Earnings per share -
Basic	(0.02)	(0.05)	(0.09)	(0.13)	(0.34)
Diluted	(0.02)	(0.05)	(0.09)	(0.12)	(0.30)

The additional non-cash compensation expense is allocated among cost of sales; selling, general and administrative; and product development and engineering based on the classification of the employees to whom the stock option causing the adjustment was awarded. The adjustments related to stock options did not affect our revenues or net cash flows for any fiscal year reported.

See Note 1A to the consolidated financial statements included in Item 8 of this report for a side by side comparison of the previously reported amounts with the restated amounts for fiscal years 2006, 2005, and 2004. The following table shows a side by side comparison for fiscal years 2003 and 2002.

(in thousands, except per share data)

	Fiscal Year 2003			Fiscal Year 2002
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
NET SALES	$192,958	$—	$192,958	$191,210	$—	$191,210
Cost of sales	83,097	1,811	84,908	97,920	3,335	101,255

Gross profit	109,861	(1,811)	108,050	93,290	(3,335)	89,955

Operating costs and expenses:
Selling, general and administrative	34,426	6,562	40,988	33,798	23,974	57,772
Product development and engineering	31,336	5,028	36,364	29,744	9,045	38,789
One-time costs	13,202	—	13,202	2,727	—	2,727

Total operating costs and expenses	78,964	11,590	90,554	66,269	33,019	99,288

Operating income	30,897	(13,401)	17,496	27,021	(36,354)	(9,333)
Interest expense	(15,125)	—	(15,125)	(18,917)	—	(18,917)
Interest and other income	30,312	—	30,312	28,012	—	28,012

Income before taxes	46,084	(13,401)	32,683	36,116	(36,354)	(238)
Provision for taxes	11,903	(3,912)	7,991	10,113	(12,465)	(2,352)

NET INCOME	$34,181	$(9,489)	$24,692	$26,003	$(23,889)	$2,114

Earnings per share
Basic	$0.47	$(0.13)	$0.34	$0.37	$(0.34)	$0.03
Diluted	$0.44	$(0.12)	$0.32	$0.33	$(0.30)	$0.03
Weighted-average number of shares
Basic	73,013	—	73,013	69,983	—	69,983
Diluted	77,789	174	77,963	77,747	396	78,143

Balance Sheet Data

The table below shows the effect of the Restatement Adjustments on our previously reported Consolidated Balance Sheets. As noted above, the additional non-cash compensation expense related to fiscal years 1996 through 2001 is included as a reduction in stockholders’ equity as of the beginning of fiscal year 2002. As detailed below, the primary balance sheet impact in each year was a reclassification between additional paid in capital and retained earnings.

increase (decrease) in thousands

	Jan 29 2006	Jan 30 2005	Jan 25 2004	Jan 26 2003	Jan 27 2002
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Temporary investments	—	—	—	—	—
Receivables, less allowances	—	—	—	—	—
Inventories	30	114	281	403	506
Income taxes refundable	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Other current assets	—	—	—	—	—

Total current assets	30	114	281	403	506
Property, plant and equipment, net	—	—	—	—	—
Investments, maturities in excess of 1 year	—	—	—	—	—
Deferred income taxes	(800)	945	1,382	88	(2,113)
Goodwill	—	—	—	—	—
Other intangibles	—	—	—	—	—
Other assets	—	—	—	—	—

TOTAL ASSETS	$(770)	$1,059	$1,663	$491	$(1,607)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	—	—	—
Income taxes payable	—	—	—	—	—
Deferred revenue	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Other current liabilities	96	96	96	96	96

Total current liabilities	96	96	96	96	96
Convertible subordinated debentures	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock, $0.01 par value	—	—	—	—	—
Treasury stock, at cost	—	—	—	—	—
Additional paid-in capital	61,446	62,180	58,804	50,964	39,376
Retained earnings	(62,312)	(61,217)	(57,237)	(50,569)	(41,079)
Accumulated other comprehensive loss

Total Stockholders’ equity	(866)	963	1,567	395	(1,703)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$(770)	$1,059	$1,663	$491	$(1,607)

For a side by side comparison of the previously reported balance sheet line items with the restated amounts for the January 29, 2006 and January 30, 2005 balance sheets, see Note 1A to the financial statements included in Item 8 of this report. The following tables show the effects of the restatement on the consolidated balance sheet at the end of fiscal years 2004, 2003 and 2002.

in thousands	January 25, 2004			January 26, 2003			January 27, 2002
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$96,314	$—	$96,314	$137,041	$—	$137,041	$46,300	$—	$46,300
Temporary investments	93,044	—	93,044	273,382	—	273,382	324,870	—	324,870
Receivables, less allowances	20,362	—	20,362	17,676	—	17,676	19,181	—	19,181
Inventories	22,166	281	22,447	16,351	403	16,754	22,728	506	23,234
Income taxes refundable	5,795	—	5,795	—	—	—	2,019	—	2,019
Deferred income taxes	5,212	—	5,212	11,731	—	11,731	11,786	—	11,786
Other current assets	3,062	—	3,062	2,267	—	2,267	3,372	—	3,372

Total current assets	245,955	281	246,236	458,448	403	458,851	430,256	506	430,762
Property, plant & equipment, net	49,579	—	49,579	51,547	—	51,547	51,516	—	51,516
Investments, maturities in excess of 1 year	86,119	—	86,119	78,624	—	78,624	172,332	—	172,332
Deferred income taxes	25,552	1,382	26,934	27,143	88	27,231	27,659	(2,113)	25,546
Goodwill	—	—	—	—	—	—	—	—	—
Other intangibles	—	—	—	—	—	—	—	—	—
Other assets	1,268	—	1,268	4,784	—	4,784	8,638	—	8,638

TOTAL ASSETS	$408,473	$1,663	$410,136	$620,546	$491	$621,037	$690,401	$(1,607)	$688,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,554	$—	$8,554	$5,725	$—	$5,725	$7,341	$—	$7,341
Accrued liabilities	16,894	—	16,894	26,596	—	26,596	16,845	—	16,845
Income taxes payable	1,699	—	1,699	3,593	—	3,593	1,099	—	1,099
Deferred revenue	1,689	—	1,689	1,583	—	1,583	1,936	—	1,936
Deferred income taxes	—	—	—	—	—	—	—	—	—
Other current liabilities	27	96	123	39	96	135	65	96	161

Total current liabilities	28,863	96	28,959	37,536	96	37,632	27,286	96	27,382
Convertible subordinated debentures	—	—	—	241,570	—	241,570	364,320	—	364,320
Deferred income taxes	—	—	—	—	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—	—	—	—	—
Commitments and contingencies	—	—	—	—	—	—	—	—	—
Stockholders’ equity:
Common stock, $0.01 par value	742	—	742	740	—	740	722	—	722
Treasury stock, at cost	—	—	—	(9,072)	—	(9,072)	—	—	—
Additional paid-in capital	189,945	58,804	248,749	182,524	50,964	233,488	162,856	39,376	202,232
Retained earnings	188,321	(57,237)	131,084	165,640	(50,569)	115,071	131,459	(41,079)	90,380
Accumulated other comprehensive income	602	—	602	1,608	—	1,608	3,758	—	3,758

Total Stockholders’ equity	379,610	1,567	381,177	341,440	395	341,835	298,795	(1,703)	297,092

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408,473	$1,663	$410,136	$620,546	$491	$621,037	$690,401	$(1,607)	$688,794

Cash Flow Data

The Restatement Adjustments had no impact on net cash from operating activities or on investing or financing cash flows for the periods presented and no impact on the Company’s total cash balances. The table below shows the amount of changes in certain captions within the operating section of the cash flow statement due to the Restatement Adjustments. The net impact of these changes on operating cash flow was zero. For a side by side comparison of the previously reported amounts with the restated amounts, see Note 1A to the consolidated financial statements included in Item 8 of this report.

increase (decrease) in thousands

	Fiscal Year Ended
	Jan. 29, 2006	Jan. 30, 2005	Jan. 25, 2004
Cash flows from operating activities:
Net Income	$(1,094)	$(3,980)	$(6,668)
Adjustments to reconcile net income to net cash provided by operations:
Stock based compensation	1,442	5,471	9,113
Deferred income taxes	1,744	437	(1,294)
Tax benefit of stock option exercises	(2,177)	(2,094)	(1,272)
Changes in inventory	85	166	121

Net cash provided by operations	—	—	—
Net cash provided by (used in) investing activities	—	—	—
Net cash used in financing activities	—	—	—
Net increase (deccrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at end of period	—	—	—

Interim Financial Statements

The impact of the Restatement Adjustments on our previously reported interim results was to decrease income from operations by approximately 11% in the first quarter, 7% in the second quarter, 6% in the third quarter, and 7% in the fourth quarter of fiscal year 2005 and approximately 5% in each of the first two quarters, 3% in the third quarter, and less than one-half of one percent in the fourth quarter of fiscal year 2006. A side by side comparison of previously reported results with the restated results for each of the eight quarterly periods ended January 29, 2006 is presented in Note 21 of the financial statements included in Item 8 of this report.

Tax Matters

The recognition of additional non-cash stock-based compensation expense reduced the tax provision for fiscal year 2006 from $11.7 million to $11.2 million and it was further reduced to $11.1 million by the Audit Adjustments. The recognition of additional non-cash stock-based compensation expense reduced the tax provisions for fiscal years 2005 and 2004 from $17.4 million to $15.7 million and from $10.3 million to $7.7 million, respectively.

As a result of the determination that certain grants were issued in prior periods with exercise prices below the market price of our stock on the actual grant date, we have evaluated potential tax consequences under Sections 162(m) and 409A of the Internal Revenue Code (IRC). Section 409A was effective as of January 1, 2005.

We have determined that certain non-cash stock-based compensation expense deducted on our income tax returns for some prior periods was not qualified performance based compensation, as defined in IRC Section 162(m). Our federal and state net operating loss carryforwards have been reduced to reflect this determination. The cumulative effect of this change was to reduce the federal and state non-current deferred tax assets by $9.6 million, of which $1.7 million relates to periods before fiscal year 2002 and $7.9 million relates to fiscal year 2002. We have established a contingency reserve of approximately $96,000 to reflect the anticipated tax, penalties and interest associated with these adjustments. Of this amount, approximately $60,000 is recognized in beginning retained earnings for fiscal year 2002 and approximately $36,000 is recognized as expense in fiscal year 2002.

As applied to stock options, Section 409A generally requires income recognition prior to the exercise date, if the option was granted with an exercise price below the fair market value on the date of grant. To the extent that the Company was required to withhold and remit, and failed to withhold and remit, payroll taxes upon income recognition, the

Company is subject to substantial penalties and interest charges. The Company has determined that nearly all of the options subject to 409A had no recognizable income on each of the relevant tax measurement dates. Accordingly, the impact of penalties and interest for failure to withhold and remit payroll taxes does not have a material impact on the Company’s financial statements for fiscal years 2005 or 2006.

Certain transition rules are in effect that allow remediation of the condition that subjects an option to Section 409A. To be effective, the remediation with respect to executive level employees must have been completed by December 31, 2006 and must be complete for other employees by December 31, 2007. The Company has not taken any actions to remediate these options, since the material options that have been determined to be subject to 409A were issued at exercise prices that are substantially higher than the current price of the Company’s stock. Therefore, the future impact of Section 409A is not expected to present a material exposure to the Company under these transitional rules. However, exposure for this item can not ultimately be determined until final guidance is issued. If the final guidance differs significantly from the guidance published to date, the Company’s exposure could be material.

(VI)	Judgments and Interpretations

To calculate the additional stock-based compensation expense to record, we had to make assumptions and interpretations and draw conclusions about factual, legal, and accounting matters. There is the risk that these assumptions, interpretations, and conclusions could be incorrect or could be disputed by others.

Assumptions, interpretations and conclusions as to facts

The risk of an incorrect assumption, interpretation or conclusion as to facts is intensified in situations where the documentation is incomplete. If documentation was incomplete, all reasonably available relevant information was considered in forming conclusions as to the most likely actions that occurred and the dates on which those actions occurred. This is in accordance with a September 19, 2006 letter from the SEC’s Office of the Chief Accountant (“OCA Letter”).

Incomplete documentation was an issue particularly with respect to the grants in categories A and C. In category A, there was inadequate contemporaneous evidence to corroborate the stated grant dates for grants made by the Former CEO to continuing employees. This lack of corroboration, when considered with the significant prevalence of evidence that other grants in this category were manipulated and the fact that the control environment, in terms of compensating controls, was the same throughout the period, led to the conclusion that the measurement date should be revised for all grants in Category A. Grants in category C lacked evidence of Compensation Committee ratification. Available relevant information, including personnel records and Compensation Committee records, was used to determine the most likely grant date.

The risk of an incorrect assumption, interpretation or conclusion as to facts also extends to the Special Committee’s findings, including those regarding individual behavior. It is important to note that the Former CEO and Former HR VP, who have been determined to be central to the matters under investigation, declined to be interviewed by the Special Committee. The Special Committee and its legal advisors and forensic accountants had to make numerous judgments and assumptions in the process of gathering, reviewing and evaluating the evidence, beginning with the selection of methods to ascertain the available body of evidence and the selection of paper and electronic documents for further examination. The Special Committee also made assumptions and judgments with respect to other matters, such as the credibility of witnesses, the intent behind the wording of emails and other documents, whether and to what extent documents were received, read, or understood by the intended recipients, and the probable date of undated documents.

Legal interpretations and conclusions

We made certain legal interpretations regarding, among other things, the requirements under Delaware law for the granting of stock options, the effectiveness of actions taken by our Board and the Compensation Committee, and the status of certain individuals as employees.

Accounting interpretations and conclusions

We also made a number of judgments with respect to accounting matters, including interpreting relevant accounting rules and literature and applying those interpretations to our facts and circumstances. For each category A through F we had to interpret and apply APB 25 and related accounting guidance. Specifically, we had to make a determination of the correct measurement date, which APB 25 defines as the first date on which are known both the option price and the number of shares that an individual employee is entitled to receive.

In coming to our conclusions regarding the correct measurement dates for the grants in each of the categories, we evaluated possible alternatives in situations where there appeared to be more than one potentially feasible measurement date. In choosing from among the alternatives, our conclusions were ultimately based on our good faith assessment of the facts and circumstances and our best effort application of accounting principles to those facts and circumstances. Some of the alternatives considered would have increased the additional non-cash compensation expense and some would have decreased it. In some cases, proposed alternatives were rejected as inappropriate without measuring the impact on the compensation expense on those dates because the alternatives were clearly not viable.

For category A Grants made by Former CEO from April 1997 to May 2002 to Existing Employees, we considered three possible measurement dates in addition to the selected date (Compensation Committee Ratification). Identified alternatives considered, but ultimately rejected, included the date of SEC Form 4 filings for employees subject to Section 16 of the Securities Act of 1934, the date that grant data was entered into the Company’s option management database, and the date grant notification paperwork was generated and distributed. The Form 4 dates were not selected because Form 4s were filed prior to the date of the Compensation Committee approval on only two occasions, there is evidence that changes were made to grants up to the date of the Compensation Committee meeting and there is evidence that other Form 4s had been filed in error. The date of data entry into the option database was not selected because awards are entered into the system near the end of the quarter, in support of preparation of the quarterly financial statements, and there is no correlation between the date information is entered into the database and the date of grant. We concluded that the grant notification paperwork date was not an appropriate measurement date after considering the informal nature of the notification process, the fact that notification regarding the grant details does not occur simultaneously for all employees, and the lack of accurate tracking logs for the period under review. After considering these alternatives against the relative certainty associated with the Compensation Committee approval date, we determined the date of Compensation Committee approval was the correct measurement date for grants in category A.

With respect to the notification process discussed above, we also note that prior to the Company’s implementation of SFAS 123(R), which is discussed in this Item 7 under the heading “Recently Issued Accounting Standards,” the Company did not believe that notification was a requirement for establishing a measurement date under APB 25, so it had no reason to gather or maintain evidence of the notification date. Based on the review of historical practices, the Company has concluded that it was likely that notification took place within a reasonable time period of the APB 25 measurement date. Thus, using an analogy to FASB Staff Position No. 123R-2, both the consolidated financial statements included in Item 8 of this Report and the SFAS 123 pro-forma footnote included in Note 1 to those financial statements use the APB 25 measurement date.

For category B Grants to new employees, we considered using the hire date as the measurement date for all grants in the category, but rejected that concept because there is evidence of management’s willingness to intentionally select favorable grant dates for new hires from April 1997 through August 2002 and a majority of the new hires during this period received options on dates after the hire date. The correct measurement date was determined to be the later of the date that the Compensation Committee approved these grants or the date of employment, since that is the first date for which we can confirm that the elements of APB 25 were satisfied. If the hire date had been used for all grants in this category, the pretax restatement charge would have been reduced by approximately $7.4 million.

Grants lacking evidence of Compensation Committee approval (category C) were individually evaluated using all available information in order to compile the most comprehensive set of facts and determine the most likely measurement date. Given the lack of complete information, we evaluated alternative measurement dates. Specifically, we made a judgment that the most likely period in which the grant terms were finalized began with the grant date (or earlier hire date, if applicable) and ended with the filing date of the quarterly or annual financial statements that reflect the shares with no record of approval. We then calculated the impact on compensation expense using the hire date (when applicable) and the period high share price. The pretax restatement charge would have increased by approximately $112,000 if the hire date were used for all new hire grants in this category. Use of the period high share price for all grants in this category would have increased the pretax restatement charge by approximately $628,000. We rejected the use of an arbitrary standardized measurement date for grants in this category and instead determined measurement dates based on individual analysis of the facts and circumstances surrounding each grant.

In category D Grants modified after ratification by the Compensation Committee, the list attached to the final Compensation Committee meeting minutes, which were ratified at the next meeting, differed from the list that was originally submitted for approval. Upon identification of the exceptions, we reassessed our primary conclusion that all grants from the 23 grant dates involved were finalized when they were submitted to the Compensation Committee. Each modification was investigated and evaluated and, based on this reassessment, we concluded that the errors are administrative in nature and not indicative of an open-allocation process, except for (i) one grant date in May 1999 for which there is evidence indicating the grant process for ten employees in two departments was incomplete on the award approval date, (ii) 21 grants to continuing employees on one grant date in May 2000 for which the grant process was found to be incomplete on the award approval date, and (iii) five grants to new hires on one grant date in December 2000 that were made prior to the employees’ start dates.

With respect to (i), after concluding that the May 1999 grant process was incomplete for the ten identified employees in two departments, we revised the measurement date for all grants to employees in those departments from the May 1999 Compensation Committee meeting to the date of the next Compensation Committee meeting in September 1999. Based on our evaluation of the unique facts surrounding the modified grants, we concluded that an open-allocation process did not exist outside of these two departments. Therefore, the correct measurement date for grants to employees in other departments is the date of the May 1999 Compensation Committee meeting. In forming these conclusions about the correct measurement date for the May 1999 grants, we considered relevant guidance in the OCA Letter about changes subsequent to the award date. Given the level of judgment required in reaching these conclusions, we considered two alternatives for the May 1999 grant. The first assumed only the grants for the ten employees were modified and the second assumed grants for all employees were modified. If the first alternative had been selected, the pretax restatement charge would have been decreased by approximately $1.2 million; if the second alternative had been selected, the pretax restatement charge would have increased by approximately $2.6 million. These alternatives, representing each end of the spectrum, were rejected in favor of the less arbitrary and more reasoned approach described above.

With respect to (ii), if we had revised the measurement date only for the 21 grants that were modified after the Compensation Committee meeting rather than for all employees who were on the second quarter grant list, the additional pre-tax compensation expense would have been reduced by $7.8 million.

With respect to (iii), if we had used the hire date as the measurement date for the five grants to new hires on one grant date in December 2000, rather than the date of the Compensation Committee meeting, the additional pre-tax compensation expense would have increased by approximately $81,000.

For category E Post-Employment Arrangements, we considered the provisions of APB 25, FASB Interpretation No. 44 Accounting for Certain Transaction involving Stock Compensation, and other relevant accounting literature regarding modification of options. We concluded that because options held by employees continued to vest and the time in which to exercise vested options was extended, option modifications occurred for the grants in this category. For the options affected by these 21 agreements, the modification date is the date the Company notified the employee of their leave of absence status or changed employment status, including the related modification to the terms of the grant. The measurement date for the modification to the grants affected by these agreements is the modification date. Given the level of factual information available and the accounting guidance on this issue, we did not assess alternative measurement dates for the modification other than with respect to the on-call agreements. One executive exercised all his vested options one week after entering into an on-call agreement. That is, he exercised them within the original time period permitted by the award agreements. The other executive exercised a portion of his vested options within the original time permitted. Had we concluded that these vested shares were not modified by the on-call agreements, compensation expense would have been reduced by approximately $10.7 million with respect to the first employee and $1.1 million with respect to the second employee.

With respect to category F Pricing Exceptions, we concluded, and our accounting advisors and the Special Committee’s forensic accountant have concurred, that using the prior date closing methodology set forth in our 1994 stock option plans to determine the exercise price and measure the compensation cost of our employee stock options was reasonable and acceptable, even though establishing the exercise price in this manner was inconsistent with the terms of our later option plans, which call for using the weighted-average traded price on date of grant. Compensation cost for the options in this category has been remeasured using the prior day closing price. Therefore, compensation cost for all grants during the restatement period has been measured using the prior day closing price methodology. In October 2006, the Board also concurred with the conclusion and ratified past use of the prior date closing methodology.

(VII)	Going Forward

Going forward, we do not expect the restatement or the underlying circumstances to have an impact on our fundamental business operations, except to the extent of the disruption caused by the resignations described above and the associated loss of corporate history and knowledge base. Although the financial statement impact of adjustments for past option practices will be immaterial in fiscal year 2007 and future years, we have incurred, and will continue to incur, significant accounting, consulting and legal fees related to the restatement and associated matters such as government inquiries and litigation. These expenses are expected to be significant for some time. We may also incur significant expense with respect to claims by optionees who were prohibited from exercising expiring or lapsing options during the restatement process. See Note 19 to the consolidated financial statements in Item 8 of this report for additional information about the SEC inquiry and other matters associated with the restatement and its underlying circumstances.

In keeping with our goal of continuous improvement in all areas of our business, we have improved our system of internal controls in recent years. See the discussion under Item 9A Controls and Procedures regarding some of the changes to our practices implemented prior to fiscal year 2006. Since the end of fiscal year 2006, we have instituted, or are instituting, additional changes to further enhance our entity level controls, controls with respect to stock options, and our corporate governance practices. Some of these modifications reflect recommendations made by the Special Committee. These improvements include the establishment of an internal audit function in February 2006, the addition of two new independent directors in October 2006, and the Board’s adoption of a policy in November 2006 that clarifies its views as to matters requiring prior Board review and provides guidance to the Chief Executive Officer and senior management in identifying matters to be brought to the Board’s attention.

We believe that the past intentional manipulation of the stock option granting process discussed above is contrary to the high ethical standards we endeavor to apply to all aspects of our operations. In the second quarter of fiscal year 2007, our senior management formalized a set of Core Values to complement the Code of Conduct adopted in 2004. These Core Values, which have been disseminated to all employees, include Honesty and Integrity in All We Do. To the extent portions of the restatement were due to lack of understanding, documentation or procedural lapses, and/or administrative errors, we are recommitted to excellence in carrying out job functions at every level.

Having completed its work, the Special Committee will stand down and be dissolved upon the filing of this Form 10-K/A and the FY2007 Form 10Qs.

We intend to honor the exercise price of options specified in outstanding executory award agreements, except as to those options that the Special Litigation Committee has directed be cancelled or modified.

The remainder of Management’s discussion and analysis set forth below has been amended to reflect the restatement and the minor fiscal year 2006 Audit Adjustments as described above in the Explanatory Note and in Notes 1A, 19 and 20 to the Consolidated Financial Statement included in Item 8. It has not been otherwise substantively updated.

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

The former XEMICS shareholders made certain representations, warranties and covenants with respect to the financial condition of XEMICS and other matters. A portion of the purchase price was not immediately disbursed to the selling shareholders but is being held in escrow for fifteen months after the closing to ensure some funds are available in the event liability attaches to the selling shareholders as a result of a breach of the representations and warranties. Six of the selling shareholders will remain liable for five years after the closing as to certain representations related to organization, capital structure, and tax matters. The share purchase and sales agreement provides for certain conditions and limitations on the selling shareholders’ liability. We have not made any claims against the escrow account, but continue to monitor and assess whether there are any qualifying items in excess of the threshold for making a claim.

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

Additional information regarding the acquisition is provided in this Item 7 under the caption Critical Accounting Policies and Estimates and in Note 18 to the financial statements included in this report.

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

Additional information regarding the insurance settlements is provided in Note 12 to the financial statements included in this report.

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

Stock-Based Compensation

In fiscal years 1997 through 2006, we included in the Notes to our Consolidated Financial Statements a pro forma disclosure of the impact stock options would have on net income (loss) using the fair value stock option expense recognition method, as allowed under Statement of Financial Accounting Standards No. 123 and using an intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Also see Notes 1A and 19 to the Consolidated Financial Statements with respect to non-cash stock-based compensation expense recognized due to correction of the accounting measurement dates for certain stock options granted or modified primarily during fiscal years 1998 through 2003.

A revised standard, SFAS No.123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value, is effective beginning with a company’s first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. This means SFAS 123(R) is effective for us beginning with the first quarter of fiscal year 2007, which began on January 30, 2006. The adoption of SFAS 123(R) requires us to apply a valuation model, which includes estimates and assumptions on the rate of forfeiture and expected life of options and stock price volatility. Actual results may differ from estimates. See Note 1 to the Consolidated Financial Statements for additional information regarding the adoption of SFAS 123 (R).

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

Accounting for Income Taxes

The SFAS 109,“Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax impact is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize probable liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes may be due. As a result of the restatement, our tax contingency reserve increased from $1.2 million to $1.3 million, to reflect the estimated tax, penalties and interest related to the impact of certain option grants that were issued in prior periods with exercise prices below the market price of our stock on the actual grant date.

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

Results of Operations

Fiscal Year 2006 Compared With Fiscal Year 2005

Net Sales. Net sales for fiscal year 2006 were $239.3 million, a decline of 6% from $253.6 million for fiscal year 2005. Included in net sales for fiscal year 2006 were $14.8 million of incremental sales as a result of the June 2005 acquisition of XEMICS. Net sales for fiscal year 2005 had no sales contributions from XEMICS.

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

(fiscal years, in thousands)

	2006
	Previously Reported Net Sales	Audit Adjustments	Restated Net Sales	% total	2005		Change
End-Markets					Net Sales	% total
Computer	$71,079	$—	$71,079	30%	$81,156	32%	-12%
Communications	110,366	—	110,366	46%	121,734	48%	-9%
Industrial/Other	57,960	(67)	57,893	24%	50,722	20%	14%

Net sales	$239,405	$(67)	$239,338	100%	$253,612	100%	-6%

(1)	For information regarding the Audit Adjustments, see Note 20 to the financial statements included in Item 8 of this report.

Within the computer end-market category, sales to notebook computer customers decreased by 18% during fiscal year 2006, sales of products used in desktop computers and servers were up 20%, and sales related to computer graphics/gaming systems were down about 70%. Sales in the communications category were most impacted by a 20% decline in sales of products used in cellular handsets that was partially offset by a greater than 15% increase in networking and communications infrastructure applications. The increase in the industrial end-market category reflected a 62% decline of sales into the automated test equipment (ATE) market, which was more than offset by a 96% increase in other industrial/other applications (primarily as a result of the June 2005 XEMICS acquisition).

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

Details on net sales by reportable segment are presented below.

(fiscal years, in thousands)

	2006		2005		Change
	As restated (1)(2)
Reportable Segment	Net Sales	% total	Net Sales	% total
Standard Semiconductor Products	$229,425	96%	$243,202	96%	-6%
Rectifier, Assembly and Other Products	9,913	4%	10,410	4%	-5%

Net Sales	$239,338	100%	$253,612	100%	-6%

(1)	Restated for $67,000, net of related tax effects, of Audit Adjustments. See Note 20 to the financial statements included in Item 8 of this report.
(2)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 17 to the financial statements included in Iten 8 of this report.

The 6% decline in sales of Standard Semiconductor Products reflected the fall off in the key end-markets of notebook computers, cellular phones and ATE, which were only partially offset by strength in wireline, desktop computers and industrial applications.

Sales of our Rectifier, Assembly and Other Products declined by 5% in fiscal year 2006 due to weak demand for these older technology products which are used mostly in military and certain industrial applications.

Gross Profit. Gross profit for fiscal year 2006 was $134.1 million, compared to $147.2 million for the prior year. This decrease was due to a 6% decline in net sales and a lower gross margin percentage compared to fiscal year 2005. Our gross margin was 56% for fiscal year 2006, down from 58% in fiscal year 2005. Our strategy is to develop new products that offer more advanced or more complex features than the competition, which in turn generally provides for higher gross margin. However, margin improvements may be offset by price erosion due to competition and other factors tied to industry conditions.

In fiscal year 2006 and fiscal year 2005, we sold $200,000 and $507,000, respectively, of inventory of the Standard Semiconductor Products segment that had been written-down during the second quarter of fiscal year 2002.

Operating Costs and Expenses. Operating costs and expenses were $88.4 million for fiscal year 2006, up from $82.9 million in fiscal year 2005. Detailed below are the operating costs and expenses for fiscal years 2006 and 2005.

Restated (1)

(fiscal years, in thousands)

	2006 (restated)		2005 (restated)
Operating Costs & Exp.	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$45,471	19%	$47,564	19%	-4%
Product development and engineering	37,928	16%	35,312	14%	7%
Acquisition related items	4,954	2%	—	0%	N/A

Total operating costs and expenses	$88,353	37%	$82,876	33%	7%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 1A of the financial statements included in Item 8 of this report.

The increase in operating costs and expenses in fiscal year 2006 reflects primarily a 7% increase in spending in the area of product development and engineering, also referred to as research and development (R&D), and was largely a result of the June 2005 acquisition of XEMICS. Also impacting fiscal year 2006 operating expenses were acquisition-related expense items, namely $4.0 million of written-off in-process research and development (see “In-Process Research and Development” above) and $954,000 of amortization of intangibles, all resulting from the acquisition of XEMICS (see “Acquisition” above and Note 18 to the financial statements included in this report). These increases were partially offset by a decline of $3.2 million in the amortization of intrinsic value related to prior period stock option grants.

Included in fiscal year 2006 operating expenses under the category of selling, general and administrative is a $3.0 million gain associated with insurance settlements and $2.9 million of related legal expenses for the year (see “Insurance Settlements” above and Note 12 to the financial statements included in this report).

As a percentage of net sales, operating costs were higher in fiscal year 2006 compared to fiscal year 2005 due to higher absolute spending and lower sales levels.

Operating Income. Operating income was $45.8 million in fiscal year 2006, down from operating income of $64.3 million in fiscal year 2005. Operating income was impacted by lower sales levels, lower gross margin and higher operating costs and expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Restated

(fiscal years, in thousands)

	2006 (restated)		2005 (restated)
Reportable Segment	Op. Income	% total	Op. Income	% total	Change
Standard Semiconductor Products	$44,006	96%	$61,576	96%	-29%
Rectifier, Assembly and Other Products	1,743	4%	2,753	4%	-37%

Total operating income	$45,749	100%	$64,329	100%	-29%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 17 to the financial statements included in Iten 8 of this report.

(2)	For information regarding the Restatement Adjustments and Audit Adjustments, see Notes 1A and 20 to the financial statements included in Item 8 of this report.

Operating income for the Standard Semiconductor Products decreased in fiscal year 2006 by 29% due to lower sales levels and higher operating costs and expenses. Operating income for the Rectifier, Assembly and Other Products declined by 37% in fiscal year 2006 due to lower sales and lower manufacturing efficiencies.

Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $7.3 million for fiscal year 2006, up from income of $6.3 million in fiscal year 2005. For fiscal years 2006 and 2005, a vast majority of interest and other income was interest income from investments.

The improvement in net interest and other income and expense in fiscal year 2006 was mostly due to higher rates of return on investments, that was partially offset by a $23.7 million decline in cash and investments that generate interest income.

Provision for Taxes. The provision for income taxes was $11.1 million for fiscal year 2006, compared to $15.7 million in fiscal year 2005. The effective tax rates for fiscal years 2006 and 2005 were 21% and 22%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions. Specifically, in the current period, we received a favorable tax ruling in a foreign jurisdiction regarding eligibility for a sales exclusion provision. This exclusion reduced our current period tax provision by approximately $2.4 million, of which approximately $2.1 million relates to the twelve-month period ending January 29, 2006 and approximately $259,000 relates to the fiscal year ending January 30, 2005.

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

Sales of our Rectifier, Assembly and Other Products increased in fiscal year 2005 due to improved demand for these older technology products that are used in military, medical and certain industrial applications.

Gross Profit. Gross profit for fiscal year 2005 was $147.2 million, compared to $109.4 million for the prior year. This increase was due to higher absolute sales levels in fiscal year 2005 and slightly higher gross margin on products sold. Our gross margin was 58% for fiscal year 2005, which was a slight increase compared to 57% for fiscal year 2004.

In fiscal years 2005 and 2004, we sold $507,000 and $1.4 million, respectively, of inventory of the Standard Semiconductor Products segment that had been written-down during the second quarter of fiscal year 2002.

Operating Costs and Expenses. Operating costs and expenses were $82.9 million for the fiscal year 2005, up from $75.5 million in fiscal year 2004. Detailed below are the operating costs and expenses for fiscal years 2005 and 2004.

Restated (1)

(fiscal years, in thousands)

	2005 (restated)		2004 (restated)		Change
Operating Costs & Exp.	Costs/Exp.	% sales	Costs/Exp.	% sales
Selling, general and administrative	$47,564	19%	$42,190	22%	13%
Product development and engineering	35,312	14%	33,319	17%	6%

Total operating costs and expenses	$82,876	33%	$75,509	39%	10%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 1A of the financial statements included in Item 8 of this report.

The increase in selling, general and administrative costs in fiscal year 2005 reflects higher headcount and added variable costs associated with higher sales levels. They also reflect increased legal expenses and the costs associated with compliance with new SEC regulations. The increase in product development and engineering costs, also referred to as research and development (R&D), was mostly due to higher spending related to salaries, variable compensation and increased new product development efforts. These increases were partially offset by a decline of approximately $1.8 million in the amortization of intrinsic value related to prior period stock option grants. As a percentage of net sales, operating costs were lower in fiscal year 2005 compared to fiscal year 2004 due to better efficiencies as sales levels increased.

Operating Income. Operating income was $64.3 million in fiscal year 2005, up from operating income of $33.9 million in fiscal year 2004. Operating income was impacted by higher sales levels, a slight improvement in gross margin and better efficiencies on operating costs and expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Restated (1)

(fiscal years, in thousands)

	2005 (restated)		2004 (restated)		Change
Reportable Segment	Op. Income	% total	Op. Income	% total
Standard Semiconductor Products	$61,576	96%	$31,774	94%	94%
Rectifier, Assembly and Other Products	2,753	4%	2,161	6%	27%

Total operating income	$64,329	100%	$33,935	100%	90%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 17 to the financial statements included in Iten 8 of this report.

(2)	For information regarding the Restatement Adjustments, see Note A to the financial statements included in Item 8 of this report.

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

Provision for Taxes. Provision for income taxes was $15.7 million for fiscal year 2005, compared to $7.7 million in fiscal year 2004. The effective tax rates for fiscal years 2005 and 2004 were 22% and 23%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions.

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

As of January 29, 2006, we had working capital of $235.5 million, compared with $221.4 million as of January 30, 2005 and $217.3 million as of January 25, 2004. The ratio of current assets to current liabilities as of January 29, 2006 was 10.0 to 1, compared to 8.6 to 1 as of January 30, 2005 and 8.5 to 1 as of January 25, 2004. The increase in working capital as of January 29, 2006 compared to the prior year was most impacted by a $22.0 million increase in temporary investments. Cash and cash equivalents declined by $16.6 million during fiscal year 2006, in part as funds were invested in temporary investments. The small increase in working capital as of January 30, 2005 compared to the prior year was mostly the result of a modest $4.3 million increase in current assets, only slightly offset by a $155,000 increase in current liabilities.

Cash provided by operating activities was $65.1 million for fiscal year 2006, compared to $70.1 million for fiscal year 2005 and $35.8 million for fiscal year 2004. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $11.8 million, $9.8 million and $9.0 million in fiscal years 2006, 2005 and 2004, respectively. The Restatement Adjustments had no impact on net cash provided by operating activities or on investing, or financing cash flows for the periods presented and had no impact on the Company’s total cash balances.

Net operating cash flows in fiscal year 2006 were positively impacted by net income of $42.0 million, a $3.3 million tax benefit from stock option exercises, a decrease of $7.1 million in deferred income taxes, the add back of a $4.0 million non-cash write-off of in-process research and development, a $4.2 million decline in inventories, a $2.5 million increase in other liabilities and other smaller items. These positive operating cash flow items were only partially offset by a $4.1 million decline in accrued liabilities, $2.8 million decline in income taxes payable, a $2.0 million increase in accounts receivable, a decline of $1.5 million associated with deferred revenue, a decline of $1.0 million in accounts payable and other smaller items.

Net operating cash flows in fiscal year 2005 were positively impacted by net income of $54.9 million, an $11.2 million tax benefit from stock option exercises, a decline of $5.8 million in income taxes refundable, a decline of $2.4 million in other liabilities and other smaller items. These positive operating cash flow items were only partially offset by a $15.0 million increase in other assets, a $5.2 million decline in accrued liabilities and smaller increases in receivables and inventories. Net operating cash flows in fiscal year 2004 were most positively impacted by net income of $25.8 million and by a decline in deferred income taxes, loss on extinguishment of debt, increase in accounts payable, tax benefit from stock option exercises and declines in other assets. These were partially offset by increases in receivables, inventories, income taxes refundable, other assets, and declines in accrued liabilities, income taxes payable and other liabilities.

Investing activities used $46.0 million in cash in fiscal year 2006 compared to net cash used by investing activities of $58.4 million in fiscal year 2005 and net cash provided by investing activities of $164.2 million in fiscal year 2004. The largest cash outlay related to investing activities was the use of $42.4 million of cash to acquire XEMICS in June 2005. We spent $10.6 million on capital purchases in fiscal year 2006, and the net decrease in available-for sale investments contributed $7.0 million of cash to investing activities.

In fiscal year 2005, we spent $16.5 million on capital purchases and had a net increase of $42.1 million in available-for-sale investments. For fiscal year 2004, we spent $7.5 million on capital purchases and had a net decline of $171.6 million in available-for-sale investments. For fiscal years 2005 and 2004, investing activity included small amounts provided by the sale of property, plant and equipment.

Our financing activities used $35.9 million in cash during fiscal year 2006, compared to financing activities using $25.8 million during fiscal year 2005 and $241.0 million in the fiscal year 2004. Financing activities in fiscal year 2006 reflect $9.5 million of proceeds from stock option exercises and $3.0 million from the reissuance of treasury stock, which were more than offset by $46.9 million of cash used to repurchase common stock and $1.4 million used to pay off notes payable acquired as part of the XEMICS acquisition. Financing activities in fiscal year 2005 reflect the $11.4 million of proceeds from stock option exercises and $1.4 million from the reissuance of treasury stock, which were more than offset by $38.6 million of cash used to repurchase common stock. Financing activities in fiscal year 2004 reflect the proceeds from stock option exercises, which were more than offset by $241.6 million of cash used to retire long-term debt and $7.0 million to repurchase common stock.

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

Contractual Obligations

Presented below is a summary of our contractual obligations as of January 29, 2006.

(in thousands)

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$—	$—	$—	$—	$—
Operating leases	2,792	4,532	2,182	989	10,495
Open capital purchase commitments	1,125	—	—	—	1,125
Other open purchase commitments	28,630	—	—	—	28,630
XEMICS acquisition contingent earn-out	16,000	—	—	—	16,000
Other long-term liabilities	—	694	238	4,546	5,478

Total contractual cash obligations	$48,547	$5,226	$2,420	$5,535	$61,728

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

The XEMICS acquisition contract provides for the possibility of additional payments of up to $16.0 million if the acquired company meets certain performance objectives during an earn-out period of approximately one year that ends on April 30, 2006. Although the earn-out period has not yet ended, based on period-to-date performance against the targeted objectives, we do not believe any earn-out will be payable to the selling shareholders. For additional information, see Note 18 to the financial statements included in Item 8 of this report.

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

The provisions of SFAS 123(R) are effective for fiscal years beginning after June 15, 2005. This means SFAS 123(R) is effective for us beginning with the first quarter of fiscal year 2007, which began on January 30, 2006. We have adopted the new standard using the modified prospective transition method. The exact impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had we adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS 123 described in the disclosure of the pro forma results in Note 1, under the heading “Stock-Based Compensation” in our Notes to Financial Statements included elsewhere in this report. As indicated in the First Quarter Form 10-Q filed concurrently with this report, stock option expense under SFAS 123(R) reduced earnings for the first quarter of fiscal year 2007 by $3.8 million, pre-tax, or approximately 5 cents per share.

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

The information required by Item 8 is presented in the following order:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the Report of Management on Internal Control Over Financial Reporting that is included in Part II, Item 9A of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Semtech Corporation

We have audited management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting set forth in Item 9A of this Form 10-K/A, that Semtech Corporation did not maintain effective internal control over financial reporting as of January 29, 2006 because of the effect of a material weakness identified in management’s assessment as described below, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Semtech Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated April 7, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2006 based on the COSO criteria. As described in the following paragraph, the Company subsequently identified material misstatements in its consolidated financial statements, which caused such consolidated financial statements to be restated. Management subsequently revised its assessment due to the identification of the material weakness described in the following paragraph and concluded that the Company’s internal control over financial reporting was not effective as of January 29, 2006. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of January 29, 2006, expressed herein is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness in the Company’s control environment has been identified and included in management’s assessment: “At January 29, 2006 the Company was under the leadership of the Former CEO, who was found by the Special Committee to have manipulated option grants in prior fiscal years, and the Former CFO, who the Special Committee found to have known or should have known of the past manipulation and initiated or participated in some manipulative acts in prior fiscal years.” This material weakness, which resulted in the restatement of the fiscal year 2006 financial statements, was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2006 consolidated financial statements, and this report does not affect our report dated April 7, 2006, except for Notes 1, 1A, 11, 14, 17, 19 and 20 as to which the date is March 26, 2007, on those financial statements.

In our opinion, management’s revised assessment that Semtech Corporation did not maintain effective internal control over financial reporting as of January 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Semtech Corporation has not maintained effective internal control over financial reporting as of January 29, 2006, based on the COSO criteria.

/s/ Ernst and Young LLP

Woodland Hills, California

April 7, 2006, except for the effects

of the material weakness described

in the sixth paragraph, as to which

the date is March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED

FINANCIAL STATEMENTS

The Board of Directors and Stockholders of Semtech Corporation

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware Corporation) and subsidiaries as of January 29, 2006 (restated) and January 30, 2005 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2006 (as restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation at January 29, 2006 (restated) and January 30, 2005 (restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2006 (as restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As described in Note 1A, “Restatement of Consolidated Financial Statements,” the Company has restated its financial statements as of January 29, 2006 and January 30, 2005 and for each of the three years in the period ended January 29, 2006 to correct its accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Semtech Corporation’s internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2006, except for the effects of the material weakness described in the sixth paragraph, as to which the date is March 26, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst and Young LLP

Woodland Hills, California

April 7, 2006, except for Notes 1,

1A, 11, 14, 17, 19 and 20, as to which

the date is March 26, 2007

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE YEARS ENDED JANUARY 29, 2006

(RESTATED)

(In thousands, except earnings per share data)

	2006 (restated)	2005 (restated)	2004 (restated)

NET SALES	$239,338	$253,612	$192,079
Cost of sales	105,236	106,407	82,635

Gross profit	134,102	147,205	109,444

Operating costs and expenses:
Selling, general and administrative	45,471	47,564	42,190
Product development and engineering	37,928	35,312	33,319
Acquisition-related items	4,954	—	—

Total operating costs and expenses	88,353	82,876	75,509

Operating income	45,749	64,329	33,935
Interest expense	(180)	(17)	(4,162)
Interest and other income	7,466	6,321	3,711

Income before taxes	53,035	70,633	33,484
Provision for taxes	11,084	15,725	7,686

NET INCOME	$41,951	$54,908	$25,798

Earnings per share -
Basic	$0.57	$0.74	$0.35
Diluted	$0.55	$0.70	$0.33
Weighted-average number of shares -
Basic	73,436	74,187	73,570
Diluted	76,114	78,257	77,634

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 29, 2006 AND JANUARY 30, 2005

(RESTATED)

(In thousands, except share data)

	2006 (restated)	2005 (restated)

ASSETS
Current assets:
Cash and cash equivalents	$65,543	$82,154
Temporary investments	130,185	108,167
Receivables, less allowances of $462 in 2006 and $512 in 2005	27,141	22,098
Inventories	23,595	24,848
Deferred income taxes	6,361	7,255
Other current assets	8,757	6,026

Total current assets	261,582	250,548
Property, plant and equipment, net	56,957	55,674
Investments, maturities in excess of 1 year	82,458	111,577
Deferred income taxes	22,578	27,861
Goodwill	33,132	—
Other intangibles	5,476	—
Other assets	10,763	13,324

TOTAL ASSETS	$472,946	$458,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,325	$9,504
Accrued liabilities	11,064	11,697
Income taxes payable	701	3,495
Deferred revenue	1,360	2,879
Deferred income taxes	562	1,443
Other current liabilities	96	96

Total current liabilities	26,108	29,114
Deferred income taxes	3,707	2,131
Other long-term liabilities	5,478	2,410
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 authorized, 76,773,473 issued and 72,693,804 outstanding in 2006 and 75,605,005 issued and 73,845,130 outstanding in 2005	770	758
Treasury stock, 4,079,669 at cost in 2006 and 1,759,875 at cost in 2005	(73,963)	(35,060)
Additional paid-in capital	290,932	276,753
Retained earnings	220,758	183,820
Accumulated other comprehensive loss	(844)	(942)

Total Stockholders’ equity	437,653	425,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$472,946	$458,984

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE YEARS ENDED JANUARY 29, 2006

(RESTATED)

(In thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Previously Reported Balance at January 26, 2003	73,165,414	$740	$182,524	$165,640	$(9,072)	$1,608	$341,440
Adjustments	—	—	50,964	(50,569)	—	—	395

Restated Balance at January 26, 2003	73,165,414	740	233,488	115,071	(9,072)	1,608	341,835

Comprehensive income:
Net income	—	—	—	25,798	—	—	25,798
Change in unrealized gains/losses on investments, net of taxes	—	—	—	—	—	(1,276)	(1,276)
Translation adjustment	—	—	—	—	—	270	270

Comprehensive income	—	—	—	—	—	—	24,792
Stock-based compensation	—	—	7,840		—	—	7,840
Treasury stock repurchase	(350,000)	—	—	—	(7,038)	—	(7,038)
Treasury stock reissued	971,200	1	—	(9,785)	16,110	—	6,326
Exercise of stock options	339,070	1	1,346	—	—	—	1,347
Tax benefit from exercised
stock options	—	—	6,075	—	—	—	6,075

Restated Balance at January 25, 2004	74,125,684	742	248,749	131,084	—	602	381,177

Comprehensive income:
Net income	—	—	—	54,908	—	—	54,908
Change in unrealized gains/losses on investments, net of taxes	—	—	—	—	—	(1,500)	(1,500)
Translation adjustment	—	—	—	—	—	(44)	(44)

Comprehensive income	—	—	—	—	—	—	53,364
Stock-based compensation	—	—	3,376	—	—	—	3,376
Treasury stock repurchase	(1,915,700)	—	—	—	(38,589)	—	(38,589)
Treasury stock reissued	155,825	2	—	(2,172)	3,529	—	1,359
Exercise of stock options	1,479,321	14	11,368	—	—	—	11,382
Tax benefit from exercised stock options	—	—	13,260	—	—	—	13,260

Restated Balance at January 30, 2005	73,845,130	758	276,753	183,820	(35,060)	(942)	425,329

Comprehensive income:
Net income	—	—	—	41,951	—	—	41,951
Change in unrealized gains/losses on investments, net of taxes	—	—	—	—	—	(72)	(72)
Translation adjustment	—	—	—	—	—	170	170

Comprehensive income	—	—	—	—	—	—	42,049
Stock-based compensation	—	—	4,730		—	—	4,730
Treasury stock repurchase	(2,682,100)	—	—	—	(46,869)	—	(46,869)
Treasury stock reissued	365,306	—	—	(5,024)	7,966	—	2,942
Exercise of stock options	1,165,468	12	3,983	—	—	—	3,995
Tax benefit from exercised
stock options	—	—	5,466	—	—	—	5,466
Other	—	—	—	11	—	—	11

Restated Balance at January 29, 2006	72,693,804	$770	$290,932	$220,758	$(73,963)	$(844)	$437,653

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE YEARS ENDED JANUARY 29, 2006

(RESTATED)

(in thousands)

	2006 (restated)	2005 (restated)	2004 (restated)
Cash flows from operating activities:
Net income	$41,951	$54,908	$25,798
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,752	9,790	9,000
Stock-based compensation	1,442	5,471	9,113
Deferred income taxes	7,118	604	6,816
Write-off of in-process research and development	4,000	—	—
Loss (gain) on disposition of property, plant and equipment	27	362	(41)
Loss on extinguishment of debt	—	—	3,909
Provision (reduction) for doubtful accounts	—	(144)	118
Tax benefit of stock option exercises	3,289	11,166	4,803
Changes in assets and liabilities:
Receivables	(1,977)	(1,592)	(2,804)
Inventories	4,154	(2,402)	(5,694)
Income taxes refundable	—	5,795	(5,795)
Other assets	206	(14,953)	(756)
Accounts payable	(1,019)	950	2,829
Accrued liabilities	(4,052)	(5,197)	(9,702)
Deferred revenue	(1,519)	1,190	106
Income taxes payable	(2,794)	1,796	(1,894)
Other liabilities	2,477	2,383	(13)

Net cash provided by operating activities	65,055	70,127	35,793

Cash flows from investing activities:
Purchase of available-for-sale investments	(98,392)	(183,265)	(224,600)
Proceeds from sales and maturities of available-for-sale investments	105,421	141,185	396,167
Proceeds from sale of property, plant and equipment	—	208	102
Purchases of property, plant and equipment	(10,564)	(16,523)	(7,495)
Acquisition of XEMICS SA, net of cash acquired	(42,445)	—	—

Net cash provided by (used in) investing activities	(45,980)	(58,395)	164,174

Cash flows from financing activities:
Repayment of notes payable	(1,400)	—	—
Exercise of stock options	9,458	11,382	1,347
Repurchase of treasury stock	(46,869)	(38,589)	(7,038)
Reissuance of treasury stock	2,955	1,359	6,326
Repurchase of convertible subordinated notes	—	—	(72,356)
Retirement of convertible subordinated notes	—	—	(169,243)

Net cash used in financing activities	(35,856)	(25,848)	(240,964)
Effect of exchange rate changes on cash and cash equivalents	170	(44)	270

Net decrease in cash and cash equivalents	(16,611)	(14,160)	(40,727)
Cash and cash equivalents at beginning of period	82,154	96,314	137,041

Cash and cash equivalents at end of period	$65,543	$82,154	$96,314

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business

Semtech Corporation and its directly and indirectly wholly owned subsidiaries (Semtech International AG, Semtech Corpus Christi Corporation, Semtech Corpus Christi SA de CV, Semtech Limited, Semtech Germany GmbH, Semtech France SARL, Semtech Switzerland GmbH, Semtech San Diego Corporation, Semtech New York Corporation and Semtech Neuchatel SA, together, “the Company”) is a supplier of analog and mixed-signal semiconductors. The Company designs, manufacturers and markets a wide range of products for commercial applications, the majority of which are sold into the communications, industrial and computer markets. The end-customers for the Company’s products are primarily original equipment manufacturers, or OEMs, that produce and sell electronics. The Company’s primary facilities are in Camarillo, San Jose and San Diego, California; Morrisville, North Carolina; St. Gallen and Neuchatel, Switzerland; Reynosa, Mexico; Manila, The Philippines; and Glasgow and Southampton, United Kingdom.

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

Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated using currency exchange rates at fiscal year-end. Income statement items are translated at average exchange rates prevailing during the period. The translation gains or losses are included as a component of accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. Transaction gains and losses are included in the determination of net income and have been insignificant.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. If the Company becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, it records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial condition of the

Company’s customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. All of the Company’s accounts receivables are trade-related receivables.

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

In-Process Research and Development. In-process research and development (IPR&D) expense totaled $4.0 million during fiscal year 2006. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying project, wireless and sensing chips and protocols, had not reached technological feasibility and no alternative future uses existed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to “Business Combinations Accounted for by the Purchase Method,” an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

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

The Company has determined that certain non-cash stock-based compensation expense deducted on the Company’s income tax returns for prior periods was not qualified performance based compensation, as defined in IRC Section 162(m). The federal and state net operating loss carryforwards have been reduced to reflect this determination. The cumulative effect of this change was to reduce the federal and state non-current deferred tax assets by $9.6 million, of which $1.7 million related to periods prior to fiscal year 2002 and $7.9 million related to fiscal year 2002. A tax contingency reserve of approximately $96,000 has been established to reflect the anticipated tax, penalties and interest associated with these adjustments. Of this amount, approximately $60,000 is recognized in beginning retained earnings for fiscal year 2002 and approximately $36,000 is recognized as expense in fiscal year 2002.

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

On June 23, 2005, Semtech Corporation, through its wholly owned Swiss subsidiary, Semtech International AG, acquired all of the outstanding shares of XEMICS SA (“XEMICS”) in a cash-for-stock transaction pursuant to a share purchase and sales agreement. As a result of pre-acquisition losses, XEMICS generated substantial net operating loss carryforwards. These net operating losses have a relatively short life. Therefore, the Company has established a $5.1 million valuation allowance against this deferred tax asset to address utilization risk. Any future release of this valuation allowance will be recorded to goodwill.

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

Earnings per Share

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options. The weighted-average number of shares used to compute basic earnings per share in fiscal years 2006, 2005 and 2004 was approximately 73,436,000, 74,187,000 and 73,570,000, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding, plus the dilutive effect of its outstanding stock options (“common stock equivalents”), or approximately 76,114,000, 78,257,000 and 77,634,000 in fiscal years 2006, 2005 and 2004, respectively.

Options to purchase 3,142,157, 3,168,746 and 3,372,071 shares were not included in the computation of fiscal years 2006, 2005 and 2004 diluted net income per share because the grant price of such options was above the average stock price for the period and, therefore, the options were considered anti-dilutive. For fiscal year 2004, shares associated with the Company’s outstanding convertible subordinated debentures were not included in the computation of net income per share as they were anti-dilutive.

Stock-Based Compensation

The Company accounts for its employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 123”).

SFAS 123, and as amended by SFAS 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS 123, as amended, had been applied. Net income and net income per share for each of the three years ended January 29, 2006 would have been reduced to the following pro forma amounts. See Note 1A regarding the Restatement Adjustments and Note 20 regarding the Audit Adjustments.

(fiscal years) (in thousands, except earnings per share data)	2006
	As Previously Reported	Restatement Adjustments	Audit Adjs	As Restated
Net income	$42,985	$(1,094)	$60	$41,951
Add: stock-based compensation costs included in reported net income, net of tax	—	1,094	—	1,094
Deduct: stock-based compensaton expense determined under fair value based method, net of tax (1)	(20,105)	5,962		(14,143)

Pro forma net income	$22,880	$5,962	$60	$28,902

Earnings per share - basic	$0.59	$(0.02)	$—	$0.57
Earnings per share - diluted	$0.57	$(0.02)	$—	$0.55

Pro forma earnings per share - basic	$0.31	$0.08	$—	$0.39
Pro forma earnings per share - diluted	$0.30	$0.08	$—	$0.38

(1)	The amount in the Restatement Adjustments column also includes an adjustment for cancellations that had not previously been taken into account.

(fiscal years) (in thousands, except earnings per share data)	2005			2004
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net income	$58,888	$(3,980)	$54,908	$32,466	$(6,668)	$25,798
Add: stock-based compensation costs included in reported net income, net of tax	—	3,980	3,980	—	6,668	6,668
Deduct: stock-based compensation expense determined under fair value based method, net of tax (1)	(24,349)	3,551	(20,798)	(24,815)	2,824	(21,991)

Pro forma net income	$34,539	$3,551	$38,090	$7,651	$2,824	$10,745

Earnings per share - basic	$0.79	$(0.05)	$0.74	$0.44	$(0.09)	$0.35
Earnings per share - diluted	$0.75	$(0.05)	$0.70	$0.42	$(0.09)	$0.33

Pro forma earnings per share - basic	$0.47	$0.04	$0.51	$0.10	$0.04	$0.14
Pro forma earnings per share - diluted	$0.44	$0.04	$0.49	$0.10	$0.03	$0.13

(1)	The amount in the Restatement Adjustments column also includes an adjustment for cancellations that had not previously been taken into account.

See Note 21 for pro forma information for fiscal years 2005 and 2006 on a quarterly basis.

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

Prior to the Company’s implementation of SFAS 123(R), discussed in this Note 1 under “Recently Issued Accounting Standards,” the Company did not track the date employees were notified of their stock option awards. The Company did not believe that notification was a requirement for establishing a measurement date under APB 25, so it had no reason to gather or maintain evidence of the notification date. Based on the review of historical practices, the Company has concluded that it was likely that notification took place within a reasonable time period of the APB 25 measurement date. Thus, based on an analogy to FASB Staff Position No. 123R-2, the APB 25 measurement date reflected in these consolidated financial statements and grant date determined for purposes of the SFAS 123 pro-forma information are the same.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which approximate their fair market value due to the short-term nature of those instruments. The fair value of long-term debt obligations is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

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

The provisions of this statement became effective for fiscal years beginning after June 15, 2005. The Company adopted this in the first quarter of fiscal year 2007 that ended on April 30, 2006. The exact impact of adopting this pronouncement cannot be predicted at this time because it will depend on many factors, including the levels of share-based payments granted in the future. However, had the Company adopted this pronouncement in prior periods, the impact of this pronouncement would approximate the impact of SFAS 123 described in the disclosure of the pro forma results shown in this Note 1 under the heading “Stock-Based Compensation.” As indicated in the First Quarter Form 10-Q filed concurrently with this report, stock option expense under SFAS 123(R) reduced earnings for the first quarter of fiscal year 2007 by $3.8 million, pre-tax, or approximately 5 cents per share.

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

1A. Restatement of Consolidated Financial Statements

As a result of a May 16, 2006 third-party report and a letter received from the Securities and Exchange Commission (“SEC”) on May 18, 2006 requesting the voluntary submission of certain information and documents relating to stock option grants dating back to January 1, 1997, management and its accounting and legal advisors began a review of the Company’s historical stock option practices and provided reports to the Audit Committee of the Board of Directors. On June 9, 2006, the Audit Committee, with the assistance of independent counsel and forensic accountants, commenced an investigation of the Company’s stock option practices and associated accounting. On July 12, 2006, the Board of Directors appointed a Special Committee, comprised of Directors who had not served the Company or the Board in any capacity prior to December 2002, to continue the Audit Committee investigation. The Company’s independent registered public accounting firm did not participate in management’s review or the Special Committee’s investigation, but was kept apprised of the progress and results.

After the initial phase of the investigation, the Special Committee concluded that, pursuant to the requirements of APB 25 and related authoritative guidance, the accounting measurement dates for certain stock options granted primarily during fiscal years 1998 through 2003 required correction. On July 20, 2006, the Company announced that financial statements and the related reports of its independent public accountants, earnings press releases, and similar communications it previously issued should no longer be relied upon pending restatement of its financial statements for fiscal years 2002 through 2006 to record a material level of additional non-cash compensation expense. We also announced that the restatement would affect financial statements for earlier fiscal years and that adjustments for those earlier years would be reflected as part of the opening balances in the financial statements for the restatement period. After the Special Committee completed its investigative and analytical work, it reported its findings to the Board on October 2, 2006.

The Special Committee’s investigation and management’s review extended back to January 30, 1995, which was the start of fiscal year 1996. The initial focus was on grants made since the beginning of calendar year 1997, which is the period covered by the informal request received from the SEC. The period covered was expanded to determine if material grant issues existed beyond the periods covered by the SEC request. The Company, with the assistance of Kroll, reviewed grant activity back to 1992 and found no evidence of deliberate manipulation related to grants made prior to fiscal year 1996. The Company concluded that a more detailed review of grants made prior to fiscal year 1996 was not warranted.

The accounting issues underlying the restatement have been classified into the following categories based on the reviews by the Special Committee and management. The discussion below describes the measurement date used for the restatement or other change made for the restatement.

The Company applied APB 25 in determining the correct measurement date in each situation described below. Under APB 25, the measurement date is the first date on which are known both the number of shares that an individual employee is entitled to receive and the option or purchase price, if any. Any intrinsic value that exists at the measurement date must be recognized as compensation cost, generally as a charge to compensation expense in the income statement.

(A) Grants made by Former Chief Executive Officer John D. Poe (“Former CEO”) from April 1997 to May 2002 to continuing employees

In April 1997, the Compensation Committee delegated authority to the Former CEO to make option grants as an agent of the Committee for the stated purpose of granting options on a more timely basis. Grants made by the Former CEO were subsequently submitted to the Compensation Committee for approval. The Former CEO granted options under this authority to existing executive and non-executive level employees through May 2002.

Based on the reviews conducted by management and the Special Committee, the Company has concluded that the elements of APB 25 were not satisfied as of the stated grant dates for fifteen of the seventeen grant dates selected by the Former CEO from April 1997 through May 2002. There is evidence of intentional manipulation on nine of these grant dates, representing approximately 42% of the shares and approximately 76% of the expense in this category. Based primarily on evidence of the Former CEOs willingness to manipulate grant dates, the Company determined that the grants made during this period were not final until approved by the Compensation Committee. Although the reviews found no specific documentary evidence of manipulation for certain grants, the fact that those grants lack adequate contemporaneous documentation to corroborate the establishment of the grant date, combined with evidence of manipulation of other grants during this period, led to the Company’s conclusion that the original measurement date was in error because the terms of the grant were not determined with finality.

The appropriate measurement date for all grants in this category is the date of Compensation Committee ratification, unless the measurement date for a particular grant has been further revised due to one of the issues discussed below.

In August 2002, the Compensation Committee determined that options for continuing employees would be granted in conjunction with regularly scheduled Compensation Committee meetings, thus restoring the delegated authority to the Compensation Committee.

This category also includes adjustments related to miscellaneous grant scenarios, primarily related to acquisitions. The non-cash compensation expense related to these miscellaneous items is approximately $4.6 million pretax.

(B) Grants to new employees

In April 1997, the Compensation Committee stated that all option grants communicated via an offer letter would be granted to each employee on his or her start date.

The reviews revealed inconsistencies in grant practices to new hires from April 1997 to August 2002 and evidence of management’s willingness to intentionally select favorable grant dates for new hires during this period. More specifically, it was found that a majority of grants during this period were not made as of the recipient’s start date. Of those who received a new hire grant on a date other than the actual hire date, approximately 90% received a more favorable price. Of the grants that were made on the hire date, approximately 95% were priced favorably when compared to the price of the stock on the date of the relevant Compensation Committee meeting. The appropriate measurement date for all new hire grants during this period is the date of Compensation Committee approval, unless the measurement date for a particular grant has been further revised due to one of the issues discussed below.

The reviews also identified 76 stock option grants, made between November 1996 and May 2002, that were made to persons before they became employees, including through assignment of the employee to leave of absence status prior to the date the employee began performing services. The appropriate measurement date for these options is the employee’s start date. However, a later measurement date tied to the Compensation Committee’s approval was applied in a significant number of these cases because grant terms were not determined with finality on the hire date. Compensation expense is amortized over the vesting period, the end of which, for the grants in this group, remains the same but starts at the date of employment. For grants with a measurement date after the stated grant date, amortization related to the first vesting period is accelerated, which could result in more than twelve months of amortization in a fiscal year.

Following a leadership change in the Human Resources Department, the procedures were more fully explained to the HR staff and better enforced, such that beginning in August 2002, new hire grants were made consistently as of the employee’s hire date.

In February 2006, the Compensation Committee determined to align the procedure for new hire grants and promotional grants with the procedure in place for annual grants to continuing employees. That is, new hire option grants are now awarded at Compensation Committee meetings rather than on the date of hire.

(C) Grants lacking evidence of Compensation Committee approval

The reviews identified 33 grants that lacked evidence of Compensation Committee ratification. The lack of evidence is believed to be the result of administrative issues. For example, some grants to new hires appear in the Company’s stock option database without evidence of having been presented to the Compensation Committee for approval. Others in this group were presented to the Compensation Committee for approval then excluded from the Compensation Committee meeting minutes because the employee had terminated following the meeting or was about to terminate. For grants in this category, management used available relevant information, such as personnel records and Compensation Committee records, to determine the most likely grant date. The Special Committee found these conclusions to be reasonable.

(D) Grants modified after ratification by the Compensation Committee

The reviews revealed 84 grants, out of more than 1,600 grants over 23 grant dates, with changes between the grant lists distributed with the Compensation Committee agendas, on which basis the grants were ratified, and the grant lists attached to the minutes for the related meetings. More specifically, the reviews showed 31 new grants, 32 deleted grants (apparently related to employees who terminated in the interim), 12 increased grants, 8 decreased grants and 1 addition specifically approved at the Compensation Committee meeting. In most cases, these changes were not significant individually or in the aggregate, were not significantly concentrated within individual grant dates, and appear to be the result of administrative error and not indicative of an open-allocation process. The exceptions to these determinations are (i) one grant date in May 1999 for which there is evidence indicating the grant process for ten employees in two departments was incomplete on the award approval date, (ii) 21 grants to continuing employees on one grant date in May 2000 for which the grant process was found to be incomplete on the award approval date, and (iii) five grants to new hires concentrated on one grant date in December 2000 that were made prior to the employees’ start dates, but not indicative of an open allocation process.

For grants that were added or changed, the measurement date is the date that the Compensation Committee approved the minutes that reflected the changes. With respect to the May 1999 grant, we revised the measurement date for grants to all employees in the two departments with the open allocation process rather than revising the measurement date for only the modified awards. Similarly, with respect to the May 2000 grant, we revised the measurement date for awards to all continuing employees on the second quarter grant list because the list was not finalized on the award approval date.

(E) Post-termination arrangements

The reviews identified 21 employees with termination arrangements whereby options were modified through continued vesting and/or extension of the exercise period. Two of these arrangements involved executive level employees transitioned from full-time status to on-call status in anticipation of full retirement. Of the remaining agreements, many involved placing terminated employees below the vice-president level on leave of absence status for stock option purposes. In each of these instances, it has been concluded that the modifications were made in recognition of past services. Specifically, the individuals on leave of absence were no longer required to provide substantive services for the Company and the executives on call ultimately did not perform substantive services during the on-call period. Thus, compensation cost for the options affected by the termination arrangements was remeasured on the modification dates and the incremental compensation cost, plus any originally measured but unrecognized compensation cost, has been expensed entirely at the time of modification. These costs were recorded even if the options were exercised by the employee within the originally permitted window following termination of substantive employment.

(F) Pricing exceptions

The reviews identified that approximately 9% of the grants made in fiscal years 1996 through 2006 had exercise prices that were determined in a manner inconsistent with our convention of pricing options at the closing price on the day before the grant. The significant majority of the exceptions relate to the use of the closing price on the date of grant. The majority of these grants had pricing exceptions that resulted in pricing unfavorable to the employee, leading to the conclusion that the exceptions were administrative errors. The measurement of compensation cost was corrected to consistently measure compensation cost based on the closing price on the day before the grant date.

For many years we have used the prior date closing methodology set forth in our 1994 stock option plans to determine the exercise price and measure the compensation cost of our employee stock options. Although this methodology is not consistent with the terms of our later option plans, which call for using the weighted-average traded price on date of grant, we have determined, and our accounting advisors and the Special Committee’s forensic accountant have concurred, that continued use of the prior date closing methodology was reasonable and acceptable. The Board also concurred and ratified past use of the prior date closing methodology. However, in October 2006 we amended the operative stock option plans to establish the exercise price based on the closing stock price on the grant date. This change in methodology is not expected to have a material effect on our financial statements.

In accordance with APB 25, our restated consolidated financial statements reflect additional compensation expense to the extent the fair market value of a share of our common stock on the correct measurement date exceeded the exercise price of the option.

in thousands, except number of grants

Category	Number of grants	Expense for all grants
(A) Grants to continuing employees	1,153	$50,473
(B) Grants to new employees	343	19,425
(C) Grants lacking evidence of approval	33	149
(D) Grants modified after ratification	83	4,545
(E) Post-termination arrangements	68	20,854
(F) Pricing exceptions	393	733

		$96,179
Adjustment for duplication among categories		(5,151)

Total pre-tax stock option related adjustments		$91,028
Amount capitalized into inventory		(30)

Total pre-tax stock option compensation expense		$90,998
Tax benefits		(28,688)

Net adjustment		$62,310

The additional non-cash compensation expense is net of forfeitures related to employee terminations.

The cumulative, pre-tax, non-cash, stock-based compensation expense resulting from the revised measurement dates and other option related adjustments discussed above was approximately $91.0 million (net of approximately $30,000 capitalized into inventory). This expense was amortized over the required service period, generally over the vesting periods of the respective grants.

(in thousands)

Fiscal Year	Additional Compensation Expense	Tax Benefit	Additional Compensation Expense, net of tax
1996	$10	$(3)	$7
1997	95	(37)	58
1998	1,002	(390)	612
1999	2,826	(1,034)	1,792
2000	6,862	(2,174)	4,688
2001	14,050	(4,017)	10,033
2002	36,354	(12,465)	23,889
2003	13,401	(3,912)	9,489

Subtotal Fiscal Years 1996 - 2003	74,600	(24,032)	50,568
2004	9,234	(2,566)	6,668
2005	5,637	(1,657)	3,980
2006	1,527	(433)	1,094

Total Fiscal Years 1996 - 2006	$90,998	$(28,688)	$62,310

The cumulative effect of the after-tax charges for periods prior to fiscal year 2004 of approximately $50.6 million is reflected in stockholders’ equity as of the beginning of fiscal year 2004. The amount related to the restatement that impacts fiscal year 2007 and future years is immaterial. These adjustments are referred to as the “Restatement Adjustments.”

As described in Note 20, the restated financial statements for fiscal year 2006 also include $60,000 increase to income, net of related tax effects, of miscellaneous audit adjustments (“Audit Adjustments”).

References to “the restatement” are references to the restatement required due to stock option matters and not to the Audit Adjustments.

Consolidated Statements of Income

Three years ended January 29, 2006

The following tables show the consolidated statements of income for the fiscal years indicated, showing previously reported amounts and restated amounts giving effect to the Restatement Adjustments described above and the minor fiscal year 2006 Audit Adjustments described in Note 20.

(in thousands, except per share data)

	Fiscal Year 2006
	As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated
NET SALES	$239,405	$—	$(67)	$239,338
Cost of sales	104,996	213	27	105,236

Gross profit	134,409	(213)	(94)	134,102

Operating costs and expenses:
Selling, general and administrative	44,551	920	—	45,471
Product development and engineering	37,534	394	—	37,928
Acquisition-related items	4,954	—	—	4,954

Total operating costs and expenses	87,039	1,314	—	88,353

Operating income	47,370	(1,527)	(94)	45,749
Interest expense	(180)	—	—	(180)
Interest and other income	7,466	—	—	7,466

Income before taxes	54,656	(1,527)	(94)	53,035
Provision for taxes	11,671	(433)	(154)	11,084

NET INCOME	$42,985	$(1,094)	$60	$41,951

Earnings per share -
Basic	$0.59	$(0.02)	—	$0.57
Diluted	$0.57	$(0.02)	—	$0.55
Weighted-average number of shares -
Basic	73,436	—	—	73,436
Diluted	75,992	122	—	76,114

(in thousands, except per share data)

	Fiscal Year 2005			Fiscal Year 2004
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
NET SALES	$253,612	$—	$253,612	$192,079	$—	$192,079
Cost of sales	105,705	702	106,407	81,332	1,303	82,635

Gross profit	147,907	(702)	147,205	110,747	(1,303)	109,444

Operating costs and expenses:
Selling, general and administrative	44,449	3,115	47,564	37,207	4,983	42,190
Product development and engineering	33,492	1,820	35,312	30,371	2,948	33,319
One-time costs	—	—	—	—	—	—

Total operating costs and expenses	77,941	4,935	82,876	67,578	7,931	75,509

Operating income	69,966	(5,637)	64,329	43,169	(9,234)	33,935
Interest expense	(17)	—	(17)	(4,162)	—	(4,162)
Interest and other income	6,321	—	6,321	3,711	—	3,711

Income before taxes	76,270	(5,637)	70,633	42,718	(9,234)	33,484
Provision for taxes	17,382	(1,657)	15,725	10,252	(2,566)	7,686

NET INCOME	$58,888	$(3,980)	$54,908	$32,466	$(6,668)	$25,798

Earnings per share
Basic	$0.79	$(0.05)	$0.74	$0.44	$(0.09)	$0.35
Diluted	$0.75	$(0.05)	$0.70	$0.42	$(0.09)	$0.33
Weighted average number of shares
Basic	74,187	—	74,187	73,570	—	73,570
Diluted	78,124	133	78,257	77,504	130	77,634

Consolidated Balance Sheets

The following table sets forth the consolidated balance sheets for the Company as of the dates indicated, showing previously reported amounts and restated amounts giving effect to the Restatement Adjustments described above and the minor fiscal year 2006 Audit Adjustments described in Note 20.

(in thousands, except per share data)

	January 29, 2006				January 30, 2005
	As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$65,543	$—	$—	$65,543	$82,154	$—	$82,154
Temporary investments	130,185	—	—	130,185	108,167	—	108,167
Receivables (1)	27,194	—	(53)	27,141	22,098	—	22,098
Inventories	23,678	30	(113)	23,595	24,734	114	24,848
Deferred income taxes	6,327	—	34	6,361	7,255	—	7,255
Other current assets	8,757	—	—	8,757	6,026	—	6,026

Total current assets	261,684	30	(132)	261,582	250,434	114	250,548
Property, plant and equipment, net	56,957	—	—	56,957	55,674	—	55,674
Investments, maturities in excess of 1 year	82,458	—	—	82,458	111,577	—	111,577
Deferred income taxes	23,295	(800)	83	22,578	26,916	945	27,861
Goodwill	33,132	—	—	33,132	—	—	—
Other intangibles	5,476	—	—	5,476	—	—	—
Other assets	10,763	—	—	10,763	13,324	—	13,324

TOTAL ASSETS	$473,765	$(770)	$(49)	$472,946	$457,925	$1,059	$458,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,325	$—	$—	$12,325	$9,504	$—	$9,504
Accrued liabilities	11,064	—	—	11,064	11,697	—	11,697
Income taxes payable	738	—	(37)	701	3,495	—	3,495
Deferred revenue	1,432	—	(72)	1,360	2,879	—	2,879
Deferred income taxes	562	—	—	562	1,443	—	1,443
Other current liabilities	—	96	—	96	—	96	96

Total current liabilities	26,121	96	(109)	26,108	29,018	96	29,114
Deferred income taxes	3,707	—	—	3,707	2,131	—	2,131
Other long-term liabilities	5,478	—	—	5,478	2,410	—	2,410
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (2)	770	—	—	770	758	—	758
Treasury stock (3)	(73,963)	—	—	(73,963)	(35,060)	—	(35,060)
Additional paid-in capital	229,486	61,446	—	290,932	214,573	62,180	276,753
Retained earnings	283,010	(62,312)	60	220,758	245,037	(61,217)	183,820
Accumulated other comprehensive loss	(844)	—	—	(844)	(942)	—	(942)

Total Stockholders’ equity	438,459	(866)	60	437,653	424,366	963	425,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,765	$(770)	$(49)	$472,946	$457,925	$1,059	$458,984

(1)	Less allowances of $462,000 at January 29, 2006 and $512,000 at January 30, 2005.

(2)	250,000,000 authorized. 76,773,473 issued and 72,693,804 outstanding at January 29, 2006.

75,605,005 issued and 73,845,130 outstanding at January 30, 2005.

(3)	4,079,669 at cost at January 29, 2006 and 1,759,875 at cost at January 30, 2005.

Consolidated Statement of Cash Flows

Three years ended January 29, 2006

The following tables show the consolidated statements of cash flows for the fiscal years indicated, showing previously reported amounts and restated amounts giving effect to the Restatement Adjustments described above and the minor fiscal year 2006 Audit Adjustments described in Note 20.

(in thousands)

	Fiscal Year 2006
	As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated
Cash flows from operating activities:
Net Income	$42,985	$(1,094)	$60	$41,951
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,752	—	—	11,752
Stock-based compensation	—	1,442	—	1,442
Deferred income taxes	5,490	1,745	(117)	7,118
Write-off of in-process research and development	4,000	—	—	4,000
Loss (gain) on disposition of property, plant and equipment	27	—	—	27
Loss on extinguishment of debt	—	—	—	—
Provision (reduction) for doubtful accounts	—	—	—	—
Tax benefit of stock option exercises	5,466	(2,177)	—	3,289
Changes in assets and liabilities:
Receivables	(2,030)	—	53	(1,977)
Inventories	3,957	84	113	4,154
Income taxes refundable	—	—	—	—
Other assets	206	—	—	206
Accounts payable	(1,019)	—	—	(1,019)
Accrued liabilities	(4,052)	—	—	(4,052)
Deferred revenue	(1,447)	—	(72)	(1,519)
Income taxes payable	(2,757)	—	(37)	(2,794)
Other liabilities	2,477	—	—	2,477

Net cash provided by operating activities	65,055	—	—	65,055
Cash flows from investing activities:
Purchase of available-for-sale investments	(98,392)	—	—	(98,392)
Proceeds from sales and maturities of available-for-sale investments	105,421	—	—	105,421
Proceeds from sale of property, plant and equipment	—	—	—	—
Purchases of property, plant and equipment	(10,564)	—	—	(10,564)
Acquisition of XEMICS SA, net of cash acquired	(42,445)	—	—	(42,445)

Net cash used in investing activities	(45,980)	—	—	(45,980)
Cash flows from financing activities:
Repayment of notes payable	(1,400)	—	—	(1,400)
Exercise of stock options	9,458	—	—	9,458
Repurchase of treasury stock	(46,869)	—	—	(46,869)
Reissuance of treasury stock	2,955	—	—	2,955
Repurchase of convertible subordinated notes	—	—	—	—
Retirement of convertible subordinated notes	—	—	—	—

Net cash used in financing activities	(35,856)	—	—	(35,856)
Effect of exchange rate changes on cash and cash equivalents	170	—	—	170

Net decrease in cash and cash equivalents	(16,611)	—	—	(16,611)
Cash and cash equivalents at beginning of period	82,154	—	—	82,154

Cash and cash equivalents at end of period	$65,543	$—	$—	$65,543

(in thousands)

	Fiscal Year 2005			Fiscal Year 2004
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$58,888	$(3,980)	$54,908	$32,466	$(6,668)	$25,798
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,790	—	9,790	9,000	—	9,000
Stock-based compensation	—	5,471	5,471	—	9,113	9,113
Deferred income taxes	167	437	604	8,110	(1,294)	6,816
Write-off of in-process research and development	—	—	—	—	—	—
Loss (gain) on disposition of property, plant and equipment	362	—	362	(41)	—	(41)
Loss on extinguishment of debt	—	—	—	3,909	—	3,909
Provision (reduction) for doubtful accounts	(144)	—	(144)	118	—	118
Tax benefit of stock option exercises	13,260	(2,094)	11,166	6,075	(1,272)	4,803
Changes in assets and liabilities:		—			—
Receivables	(1,592)	—	(1,592)	(2,804)	—	(2,804)
Inventories	(2,568)	166	(2,402)	(5,815)	121	(5,694)
Income taxes refundable	5,795	—	5,795	(5,795)	—	(5,795)
Other assets	(14,953)	—	(14,953)	(756)	—	(756)
Accounts payable	950	—	950	2,829	—	2,829
Accrued liabilities	(5,197)	—	(5,197)	(9,702)	—	(9,702)
Deferred revenue	1,190	—	1,190	106	—	106
Income taxes payable	1,796	—	1,796	(1,894)	—	(1,894)
Other liabilities	2,383	—	2,383	(13)	—	(13)

Net cash provided by operating activities	70,127	—	70,127	35,793	—	35,793
Cash flows from investing activities:
Purchase of available-for-sale investments	(183,265)	—	(183,265)	(224,600)	—	(224,600)
Proceeds from sales and maturities of available-for-sale investments	141,185	—	141,185	396,167	—	396,167
Proceeds from sale of property, plant and equipment	208	—	208	102	—	102
Purchases of property, plant and equipment	(16,523)	—	(16,523)	(7,495)	—	(7,495)
Acquisition of XEMICS SA, net of cash acquired	—	—	—	—	—	—

Net cash provided by (used in) investing activities	(58,395)	—	(58,395)	164,174	—	164,174
Cash flows from financing activities:
Repayment of notes payable	—	—	—	—	—	—
Exercise of stock options	11,382	—	11,382	1,347	—	1,347
Repurchase of treasury stock	(38,589)	—	(38,589)	(7,038)	—	(7,038)
Reissuance of treasury stock	1,359	—	1,359	6,326	—	6,326
Repurchase of convertible subordinated notes	—	—	—	(72,356)	—	(72,356)
Retirement of convertible subordinated notes	—	—	—	(169,243)	—	(169,243)

Net cash used in financing activities	(25,848)	—	(25,848)	(240,964)	—	(240,964)
Effect of exchange rate changes on cash and cash equivalents	(44)	—	(44)	270	—	270

Net decrease in cash and cash equivalents	(14,160)	—	(14,160)	(40,727)	—	(40,727)
Cash and cash equivalents at beginning of period	96,314	—	96,314	137,041	—	137,041

Cash and cash equivalents at end of period	$82,154	$—	$82,154	$96,314	$—	$96,314

2.	Stock Repurchase Programs

In the first quarter of fiscal year 2005, the Company announced that its Board of Directors had approved a program to repurchase up to $50.0 million of its common stock. In the second quarter of fiscal year 2006, the Company announced that it had exhausted the initial authorization and that its Board of Directors had approved increasing the program by an additional $50.0 million.

As of January 29, 2006, the Company had repurchased 4,597,800 shares of its common stock at a cost of $85.5 million under this program. Of the repurchased shares, 518,131 have been reissued as a result of stock option exercises and the remainder are being held as treasury shares. Treasury shares are expected to be reissued in the future as a result of stock option exercises.

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

The Company classifies its investments as “available for sale” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by a limited number of outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity, and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.

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

Temporary and long-term investments consist of the following security types, stated at fair market value and cost, with the difference in these amounts booked as part of comprehensive income:

Investments (in thousands)

	January 29, 2006			January 30, 2005
	Market Value	Cost Basis	Unrealized (Loss)	Market Value	Cost Basis	Unrealized (Loss)
U.S. government issues	$54,678	$55,574	$(896)	$41,231	$41,724	$(493)
State and local government issues	10,013	10,013	—	38,452	38,452	—
Corporate issues	147,952	149,479	(1,527)	140,061	141,872	(1,811)

Investments	$212,643	$215,066	$(2,423)	$219,744	$222,048	$(2,304)

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

As of January 29, 2006, all of the Company’s investments mature on various dates through fiscal year 2008.

Investments maturities (in thousands)

	January 29, 2006		January 30, 2005
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$130,185	$131,224	$108,167	$108,728
After 1 year through 5 years	82,458	83,842	111,577	113,320

Investments	$212,643	$215,066	$219,744	$222,048

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

4.	Inventories

Inventories consist of the following:

(in thousands)

	As of January 29, 2006				As of January 30, 2005
	As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Raw materials	$2,223	$—	$—	$2,223	$726	$—	$726
Work in progress	15,587	—	(124)	15,463	16,746	—	16,746
Finished goods	5,868	30	11	5,909	7,262	114	7,376

Inventories	$23,678	$30	$(113)	$23,595	$24,734	$114	$24,848

For information regarding the Restatement Adjustments and the Audit Adjustments, see Note 1A and Note 20, respectively.

5.	Other Current Assets

Other current assets consist of the following:

Other Current Assets (in thousands)

	January 29, 2006	January 30, 2005

Prepaid capacity with suppliers	$4,581	$2,910
VAT receivable	706	225
Prepaid software maintenance	620	806
Earned interest on withheld tax	589	317
Receivable from suppliers	517	575
Prepaid rent and property taxes	349	313
Prepaid insurance	230	303
Other	1,165	577

Other Current Assets	$8,757	$6,026

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

As part of the relationship with its largest third-party wafer foundry, which is located in China, the Company has agreed to consign certain equipment to the foundry to support specialized processes the foundry runs for the Company and ensure a specified level of capacity over the next few years. The Company retains title to all the consigned assets located at the wafer foundry.

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

8.	Other Assets

Other assets consist of the following:

Other Assets (in thousands)

	January 29 2006	January 30 2005
Prepaid capacity with suppliers	$5,323	$6,741
Company-owned life insurance	4,515	2,208
Deposit on equipment to be consigned to supplier	576	4,128
Other	349	247

Other Assets	$10,763	$13,324

The Company has several arrangements with outside wafer foundries and package and test subcontractors, which appear as prepaid capacity with suppliers and deposit on equipment to be consigned to supplier. These arrangements are designed to provide some assurance of capacity, but are not expected to assure access to all the manufacturing capacity that may be needed in the future.

The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the accrued liability for the deferred compensation plan. The Company-owned life insurance associated with the deferred compensation plan totaled $4.5 million as of January 29, 2006 and $2.2 million as of January 30, 2005. See Note 10 regarding the long-term liability associated with the plan.

9.	Accrued Liabilities

Accrued liabilities consist of the following:

Accrued Liabilities

(in thousands)

	January 29 2006	January 30 2005
Payroll and related	$6,001	$6,868
Commissions	1,511	1,363
VAT payable	647	—
Scrap allowance	644	638
Legal expense	403	377
Project costs	315	—
Due supplier	269	—
Lease loss	259	1,150
Treasury stock buyback	—	450
Other	1,015	851

Accrued liabilities	$11,064	$11,697

10.	Other Long-Term Liabilities

Other long-term liabilities consist of the following:

Other Long-term Liabilities (in thousands)

	January 29 2006	January 30 2005
Deferred compensation plan	$4,546	$2,253
Office leases	580	—
Deferred rent	202	157
Other	150	—

Other long-term liabilities	$5,478	$2,410

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

11.	Income Taxes

The provision for income taxes consists of the following:

Provision for Income Taxes

(fiscal years, in thousands)

	2006				2005			2004
	As Previsously Reported	Retsatement Adjustments	Audit Adjs	As Restated	As Previsously Reported	Restatement Adjustments	As Restated	As Previsously Reported	Restatement Adjustments	As Restated
Current:
Federal	$4,986	$—	$—	$4,986	$5,804	$—	$5,804	$5,853	$—	$5,853
State	603	—	—	603	2,474	—	2,474	3,297	—	3,297
Foreign	22	—	—	22	2,604	—	2,604	1,731	—	1,731

Subtotal	5,611	—	—	5,611	10,882	—	10,882	10,881	—	10,881
Deferred:
Federal	4,057	(382)	(135)	3,540	8,266	(1,460)	6,806	870	(2,262)	(1,392)
State	560	(51)	(19)	490	(2,154)	(197)	(2,351)	(1,499)	(304)	(1,803)
Foreign	1,443	—	—	1,443	388	—	388	—	—	—

Subtotal	6,060	(433)	(154)	5,473	6,500	(1,657)	4,843	(629)	(2,566)	(3,195)

Provision for taxes	$11,671	$(433)	$(154)	$11,084	$17,382	$(1,657)	$15,725	$10,252	$(2,566)	$7,686

For information regarding the Restatement Adjustments and the Audit Adjustments, see Note 1A and Note 20, respectively.

The benefit related to tax deductions from the exercise of non-qualified stock options in excess of compensation cost recognized for financial reporting purposes is recorded as an increase to additional paid-in capital when realized. Therefore, the change in the net deferred tax asset differs from the deferred tax provision.

The components of the net deferred income tax assets at January 29, 2006 and January 30, 2005 are as follows:

Net Deferred Income Tax Asset

(in thousands)

	As of January 29, 2006				As of January 30, 2005
	As Previously Reported	Restatement Adjustments	Audit Adjs	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Current deferred tax asset:
Payroll and related	$2,569	$—	$—	$2,569	$1,785	$—	$1,785
Deferred revenue	1,387	—	—	1,387	1,713	—	1,713
Inventory reserve	2,050	—	34	2,084	3,402	—	3,402
Bad debt reserve	—	—	—	—	72	—	72
Deferred rent	197	—	—	197	177	—	177
Accrued service fees	59	—	—	59	48	—	48
Other deferred assets	65	—	—	65	58	—	58

Total current deferred tax asset	6,327	—	34	6,361	7,255	—	7,255
Long-term deferred tax asset
Deferred tax assets:
Research and development charges	4,627	—	—	4,627	3,990	—	3,990
Research credit carryforward	20,583	(1,141)	—	19,442	19,672	(1,141)	18,531
Manufacturing investment credit carryforward	—	—	—	—	426	—	426
AMT credit carryforward	556	—	—	556	83	—	83
NOL carryforward	25,786	(8,471)	—	17,315	27,373	(8,471)	18,902
Acquired NOL carryforward - foreign	5,112	—	—	5,112	—	—	—
Environmental	6	—	—	6	2	—	2
Dispute settlement charges	2,590	—	—	2,590	3,719	—	3,719
Stock-based compensation	—	8,814	—	8,814	—	10,558	10,558
Other deferred assets	511	—	—	511	869	—	869
Comprehensive income; mark-to-market	974	—	—	974	926	—	926
Valuation reserve	(37,450)	(2)	83	(37,369)	(30,144)	(1)	(30,145)

Total non-current deferred tax asset	23,295	(800)	83	22,578	26,916	945	27,861

Current deferred tax liability:
Bad debt reserve - Foreign	(420)	—	—	(420)	(124)	—	(124)
Depreciation and amortization - Foreign	(102)	—	—	(102)	(18)	—	(18)
Inventory reserve - Foreign	(40)	—	—	(40)	(1,301)	—	(1,301)
Non-current deferred tax liability:
Depreciation and amortization	(856)	—	—	(856)	(915)	—	(915)
Depreciation and amortization - Foreign	(1,635)	—	—	(1,635)	—	—	—
Tax contingency reserve	(1,216)	—	—	(1,216)	(1,216)	—	(1,216)

Total deferred tax liability	(4,269)	—	—	(4,269)	(3,574)	—	(3,574)

Net deferred tax asset	$25,353	$(800)	$117	$24,670	$30,597	$945	$31,542

For information regarding the Restatement Adjustments and the Audit Adjustments, see Note 1A and Note 20, respectively.

As of January 29, 2006, the Company had a federal net operating loss carryforward available of approximately $47.6 million, which can be used to offset taxable income, expiring though 2023.

Approximately $17.6 million of federal net operating loss and tax credit deferred tax assets were generated from stock option exercises. A corresponding valuation allowance of $17.1 million has been established to reflect the Company’s deferred tax asset utilization concerns. To the extent that a tax benefit is received for a reserved portion of these deferred tax assets, the corresponding amount of valuation allowance will be reduced, and shareholders’ equity or additional paid-in capital will be credited. In fiscal year 2006, no portion of this valuation reserve was released.

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

The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. The Company recognizes probable liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes may be due. As a result of the restatement, our tax contingency reserve increased from $1.2 million to $1.3 million to reflect the estimated tax, penalties and interest related to the impact of certain option grants that were issued in prior periods with exercise prices below the market price of our stock on the grant date. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material effect on the Company’s income tax provision and net income in the period or periods for which that determination is made could result.

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

(fiscal years, in thousands)

	2006				2005			2004
	As Previously Reported	Restatement Adjs	Audit Adjs	As Restated	As Previously Reported	Adjs	As Restated	As Previously Reported	Adjs	As Restated
Federal income tax at statutory rate	$19,129	$(399)	$(135)	$18,595	$26,694	$(1,972)	$24,722	$14,951	$(3,233)	$11,718
State income taxes, net of federal benefit	1,281	(51)	(19)	1,211	1,693	(197)	1,496	2,013	(304)	1,709
Foreign taxes at rates less than federal rates	(2,667)	130	—	(2,537)	(10,072)	488	(9,584)	(4,797)	1,002	(3,795)
Tax credits generated	(1,433)	—	—	(1,433)	(2,521)	—	(2,521)	—	—	—
Changes in valuation reserve	1,959	(82)	—	1,877	1,630	—	1,630	1,694	—	1,694
Changes in tax contingency reserves	—	—	—	—	1,216	—	1,216	—	—	—
Permanent differences	1,002	—	—	1,002	(1,109)	—	(1,109)	(3,422)	—	(3,422)
Sales exclusion - foreign jurisdiction	(7,310)	—	—	(7,310)	—	—	—	—	—	—
Other	(290)	(31)	—	(321)	(149)	24	(125)	(187)	(31)	(218)

Provision for taxes	$11,671	$(433)	$(154)	$11,084	$17,382	$(1,657)	$15,725	$10,252	$(2,566)	$7,686

All adjustments in fiscal years 2004 and 2003 relate to the restatement.

For information regarding the Restatement Adjustments and the Audit Adjustments, see Note 1A and Note 20, respectively.

As of January 29, 2006, the Company had approximately $146.1 million of unremitted income related to the Company’s wholly owned European subsidiaries. U.S. federal and state income taxes have not been provided for the undistributed earnings of the Company’s foreign operations. The Company’s policy is to leave the income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested to offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of the Company’s U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

As of January 29, 2006, the Company had federal and state research credits available of approximately $14.2 million and $8.0 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring through 2024. As of January 29, 2006, the Company had federal Alternative Minimum Tax (AMT) credits of approximately $556,000.

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

See Note 19 with respect to legal matters associated with the restatement and its underlying circumstances.

Leases

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2015. The aggregate minimum annual lease payments under leases in effect on January 29, 2006 are as follows:

Minimum Annual Lease Payments (in thousands)

Fiscal year ending:
2007	$2,792
2008	2,330
2009	2,202
2010	1,546
2011	636
Thereafter	989

Total minimum lease commitments	$10,495

Not included in operating lease commitments is expected sub-lease income to the Company. Sub-lease agreements are scheduled to provide between $324,000 to $375,000 of annual income in each of the next five fiscal years.

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

The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the accrued liability for the deferred compensation plan. The cash surrender value of the company-owned life insurance was $4.5 million as of January 29, 2006, and is included in other assets, as shown in Note 8.

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

Some of the Company’s more significant pending legal matters are discussed below. In addition, significant legal events occurring through the date of filing of this Amendment No. 1 that are related to the restatement or its underlying cause are described in Note 19 Matters Related to Stock Option Review and Restatement.

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

Environmental Matters

In June 2001, we were notified by the California Department of Toxic Substances Control (“State”) that we may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. We have been included in the clean-up program because we are one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. We have joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. In March 2007, the State approved the group’s draft remediation plan, which will be published for public comment before the final remediation plan is submitted. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, our share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to any additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

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

The following table details the change in the product warranty accrual.

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

In the normal course of its business, the Company indemnifies other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise under contracts under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights, and certain environmental matters. The Company has also entered into agreements with its current and former directors and some current and former Company executives indemnifying them against certain liabilities incurred in connection with their duties. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s current and former directors and employees, as does the California Labor Code. In some cases there are limits on, and exceptions to, the Company’s potential indemnification liability. The Company cannot estimate the amount of potential future payments, if any, that the Company might be required to make as a result of these agreements. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. Accordingly, the Company has not accrued any amounts for such indemnification obligations for fiscal year 2006. However, there can be no assurances that the Company will not incur expense under these indemnification provisions in the future. See Note 19 regarding indemnification expenses associated with the restatement and its underlying circumstances.

14.	Stockholders’ Equity

The Company has various stock option plans that provide for granting equity-based awards, including options to purchase shares of the Company’s common stock to employees and directors of the Company and some prior plans also provided for the granting of options to consultants. The plans provide for the granting of options that meet the Internal Revenue Code qualifications to be incentive stock options, as well as nonstatutory options. Most options granted by the Company expire within ten years from the date of grant and vest in equal annual increments over three to four years from the date of grant. The Company has also issued some stock options outside of any plan, including inducement options awarded as recruitment incentives.

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

The following table presents information with respect to the Company’s stock option plans. Certain amounts have been adjusted to reflect non-material differences caused by administrative errors and resulted in the ending outstanding option balance as of January 29, 2006 to be 2,000 shares higher than previously reported.

(fiscal years)

(share amounts in thousands)

	2006		2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding, beginning of year	16,037	$14.50	15,787	$13.38	14,923	$12.28
Granted	1,890	$15.83	2,689	$18.83	2,689	$17.38
Cancelled	(2,158)	$18.81	(804)	$20.63	(520)	$21.26
Exercised	(1,528)	$8.11	(1,635)	$7.79	(1,305)	$5.86

Options outstanding, end of year	14,241	$14.71	16,037	$14.50	15,787	$13.38

Options exercisable at the end of year	9,501	$13.62	10,038	$12.40	9,863	$10.54
Weighted-average fair value of options granted during year (restated)		$6.87		$10.86		$10.54

The weighted average fair values of options granted during the year shown above have decreased from the amounts in the Original Report because the calculations use revised data for options with corrected measurement dates.

The following table summarizes information about stock options outstanding at January 29, 2006 . Certain amounts in the table were adjusted to reflect non-material differences caused by administrative errors and resulted in the ending outstanding option balance as of January 29, 2006 to be 2,000 shares higher than previously reported. The weighted-average exercises prices are unchanged from those previously reported.

(share amounts in thousands)

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number Exercisable	Weighted Average Exercise Price
$ 1.03-$ 4.60	2,069	$3.03	2.1 Years	2,069	$3.03
$ 4.61-$ 9.20	1,877	$6.37	2.3 Years	1,876	$6.37
$ 9.21-$13.80	506	$12.76	6.2 Years	310	$12.67
$13.81-$18.40	6,799	$16.09	6.8 Years	2,750	$15.63
$18.41-$23.00	620	$20.68	5.8 Years	296	$20.32
$23.01-$27.60	1,918	$25.34	4.6 Years	1,809	$25.41
$27.61-$32.20	340	$29.71	5.3 Years	279	$29.79
$32.21-$36.80	73	$33.53	5.9 Years	73	$33.53
$36.81-$41.40	39	$38.32	4.2 Years	39	$38.32

$ 1.03-$41.40	14,241	$14.71	5.1 Years	9,501	$13.62

15.	Interest and Other Income

Interest and other income, net, consist of the following:

Interest and Other Income (fiscal years, in thousands)

	2006	2005	2004
Interest income	$8,016	$6,284	$7,409
Gain (loss) on sale of assets	(54)	(320)	109
Loss on the retirement of debt	—	—	(3,903)
Foreign currency transaction gain (loss)	(402)	367	(61)
Miscellaneous (expense) income	(94)	(10)	157

Interest and other income, net	$7,466	$6,321	$3,711

16.	Statements of Cash Flows

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

Net sales by segment are:

(fiscal years, in thousands)

	2006			2005	2004
	As Previously Reported	Audit Adjustments	As Restated
Standard Semiconductor Products	$229,425	$—	$229,425	$243,202	$182,522
Rectifier, Assembly and Other Products	9,980	(67)	9,913	10,410	9,557

Total net sales	$239,405	$(67)	$239,338	$253,612	$192,079

See Note 20 regarding the Audit Adjustments.

Operating income by segment is:

(fiscal years, in thousands)

	2006
	As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated
Standard Semiconductor Products	$45,487	$(1,444)	$(37)	$44,006
Rectifier, Assembly and Other Products	1,883	(83)	(57)	1,743

Total operating income	$47,370	$(1,527)	$(94)	$45,749

See Note 1A regarding the Restatement Adjustments and Note 20 regarding the Audit Adjustments.

(fiscal years, in thousands)

	2005			2004
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Standard Semiconductor Products	$66,901	$(5,325)	$61,576	$40,402	$(8,628)	$31,774
Rectifier, Assembly and Other Products	3,065	(312)	2,753	2,767	(606)	2,161

Total operating income	$69,966	$(5,637)	$64,329	$43,169	$(9,234)	$33,935

See Note 1A regarding the Restatement Adjustments.

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

The Company does not track customer sales by region for each individual reporting segment. A summary of net external sales by region follows:

(fiscal years, in thousands)

	2006
	As Previously Reported	Audit Adjustments	As Restated	2005	2004
North America	$42,678	$(67)	$42,611	$65,884	$59,927
Asia-Pacific	168,796	—	168,796	167,336	115,936
Europe	27,931	—	27,931	20,392	16,216

Total Net Sales	$239,405	$(67)	$239,338	$253,612	$192,079

See Note 20 regarding the Audit Adjustments.

For fiscal year 2006, the Company generated income before tax of approximately $21.6 million from domestic operations and $31.4 million from foreign operations. The Company generated income before tax of approximately $31.2 million from domestic operations and $39.4 million from foreign operations in fiscal year 2005. In fiscal year 2004, the Company generated income before tax of approximately $17.2 million from domestic operations and $14.3 million from foreign operations.

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

On June 23, 2005 the Company, through its wholly owned Swiss subsidiary, Semtech International AG (“Semtech International”), acquired all of the outstanding shares of XEMICS in a cash-for-stock transaction pursuant to a share purchase and sales agreement.

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

The allocation of purchase price to the acquired assets and liabilities was based on their respective fair values, a portion of which was based on a valuation report performed by a third party. As part of the acquisition, the Company assumed debt totaling $1.4 million related to a factoring line of credit, which was subsequently paid down. Also included in the purchase price allocation is approximately $400,000 of cash outlays for legal advice, travel and other acquisition related expenses.

Consistent with purchase accounting treatment of the acquisition, during the second quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development. This amount is included in the line item entitled “Acquisition related items” in the consolidated statement of income.

Presented below is the condensed balance sheet of XEMICS as of the date of the acquisition.

Xemics Purchase Price Allocation (in thousands)

At June 23, 2005
Cash paid	$42,919
Acquisition costs	415
Total purchase price	43,334

Allocation of purchase price:
Cash and cash equivalents acquired	890
Accounts receivable	3,141
Inventory	3,197
Other current assets	889
Property, plant and equipment	1,544
Identifiable intangible assets	10,430
Accounts payable and accrued liabilities	(7,707)
Line of credit	(1,400)
Other long-term liabilities	(591)

Goodwill	$32,941

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

Other Intangibles (in thousands)

	Beginning balance on date of acquisition	Amortization to date	Balance as of January 29, 2006	Remaining period to be amortized
Backlog associated with customer design wins	$400	$(311)	$89	2 months
Core technologies	6,000	(636)	5,364	59 months
Customer relationships	30	(7)	23	23 months

Other Intangibles	$6,430	$(954)	$5,476

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

Pro Forma

(fiscal years, in thousands, expect per share data)

	2006				2005
	As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Pro forma net sales	$248,219	$—	$(67)	$248,152	$274,857	$—	$274,857
Pro forma net income	41,124	(1,094)	60	40,090	51,152	(3,980)	47,172
Pro forma earnings per share - basic	$0.56	$(0.02)	$—	$0.54	$0.69	$(0.05)	$0.64
Pro forma earnings per share - diluted	$0.54	$(0.02)	$—	$0.52	$0.65	$(0.05)	$0.60
Earnings per share - basic, as reported	$0.59	$(0.02)	$—	$0.57	$0.79	$(0.05)	$0.74
Earnings per share - diluted, as reported	$0.57	$(0.02)	$—	$0.55	$0.75	$(0.05)	$0.70

See Note 1A regarding the Restatement Adjustments and Note 20 regarding the Audit Adjustments.

Pro forma data for fiscal year 2005 presented above is the combination of Semtech’s reported results for the fiscal year ended January 30, 2005 and XEMICS’ fiscal year ended December 31, 2004, which most closely approximates the comparable period.

19.	Matters Related to Stock Option Review and Restatement

Government Inquiries

On May 18, 2006, the Company received a letter from the SEC requesting that it voluntarily provide information regarding stock options granted since January 1, 1997 as part of an informal inquiry. Additionally, on June 13, 2006, the Company received a Grand Jury subpoena, dated June 8, 2006, from the United States District Court, Southern District of New York, requesting documents relating to the Company’s stock option practices since 1996. The Company responded to these requests in a timely manner and intends to continue to fully cooperate in these inquiries.

If the Company is subject to adverse findings in either of these matters, it could be required to pay damages or penalties or have other remedies imposed upon it, which could have a material adverse effect on its business, financial condition, results of operations and cash flows. In addition, if either or both of these investigations continue for a prolonged period of time, they may have the same impact regardless of the ultimate outcome.

Shareholder Derivative Lawsuits

The Company has been served with five purported shareholder derivative lawsuits making various allegations with respect to stock option improprieties and financial reporting. The Company is named solely as a nominal defendant against whom the plaintiffs seek no monetary recovery. These lawsuits name various current and former directors, officers, and executives as individual defendants from whom various forms of monetary damages are sought.

Two purported derivative lawsuits with virtually identical complaints were filed in the Superior Court of the State of California, Guardino v. Poe, et al (filed in May 2006) and Graham v. Poe, et al (filed in June 2006), were consolidated in July 2006 into one case captioned In re Semtech Corporation Derivative Litigation (“State Derivative Litigation”). An amended complaint in this action was filed in October 2006. Defendants are not required to respond to the amended complaint because in December 2006 the Court stayed the State Derivative Litigation in favor of the duplicative Federal Derivative Litigation discussed below.

A purported shareholder derivative lawsuit captioned Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund v. Poe et al was filed in June 2006 in the U.S. District Court for the Central District of California. In July 2006 the Court entered an order designating this case In re Semtech Corporation Derivative Litigation (“Federal Derivative Litigation”). An amended complaint was filed in December 2006 and Defendants are scheduled to respond to the amended complaint in April 2007.

In October 2006, two purported shareholder derivative lawsuits with virtually identical complaints, Lamba v. Maheswaran et al and Jobe v. Maheswaran et al, were filed in the U.S. District Court for the Central District of California. These cases have been consolidated with the prior-filed Federal Derivative Litigation.

These complaints include claims for violations of federal securities laws, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, gross mismanagement, insider selling and misappropriation of information, and violations of the California Corporations Code. Not all claims are included in each case.

The relief sought varies among the cases. Generally, the plaintiffs are seeking an accounting, monetary damages and pre-judgment interest from the individual defendants; equitable relief; costs, fees, and expenses; orders directing the Company with respect to certain corporate governance actions, and such other relief as the Court deems just and proper.

The Special Litigation Committee was charged by the Board with evaluating whether the Company should pursue any of the claims asserted in the derivative lawsuits described above. The Special Litigation Committee has closely examined the various claims in these cases and has determined it is not in the interests of shareholders or the Company to pursue those claims, and has determined that the Company should seek to have these suits terminated.

The Company is unable to predict the outcome of these matters at this time.

Shareholder Communications

Our Board of Directors received a letter dated June 16, 2006, purportedly on behalf of an unidentified shareholder, that demanded the Company bring suit against specified and unnamed current and former directors and officers for alleged violations of Section 16(b) of the Securities Exchange Act of 1934. The Board considered this demand and determined there was no basis for such action. The letter stated that the unidentified shareholder may initiate an action on the Company’s behalf if the Board did not comply with the demand letter by August 8, 2006. To the Company’s knowledge, no such shareholder action has been initiated.

The Company received a letter dated August 3, 2006 on behalf of a purported shareholder, the Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, making a demand for inspection of books and records under the California Corporations Code and asserting that the purported shareholder would avail itself fully of legal and equitable remedies if the Company’s responses were uncooperative, untimely or insufficient. In September 2006, the Company responded that the demand was defective, unreasonable, and inappropriate, especially in light of the derivative litigation already underway at the behest of the purported shareholder. Nothing further has been heard from this purported shareholder, other than in the context of the Federal Derivative Litigation.

Listing on The NASDAQ Stock Market

On June 15, 2006, the Company received a staff determination letter from the Nasdaq Stock Market (“Nasdaq”) stating that its failure to timely file its quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2006 (the “First Quarter Form 10-Q”) was a violation of Nasdaq continued listing requirements and that its securities were subject to delisting from the Nasdaq Global Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel (“Panel”), which stayed the delisting pending the outcome of the hearing. Following a hearing held in August 2006, the Company received notice from Nasdaq that its securities would not be delisted if it filed its First Quarter Form 10-Q and all required restatements on or prior to November 10, 2006.

On September 13, 2006, the Company received an Additional Staff Determination from Nasdaq (the “September Notice”) indicating that the Company’s failure to timely file its Form 10-Q for the fiscal quarter ended July 30, 2006 (“Second Quarter Form 10-Q”) was another instance of noncompliance with Nasdaq continued listing standards and an additional basis for delisting. The September Notice stated that the additional deficiency would be considered by the Panel in rendering a determination regarding the Company’s continued listing. The delayed filing of the Second Quarter Form 10-Q had been previously contemplated by the Company and was therefore incorporated into the plan of compliance presented by the Company to the Panel at the hearing in August 2006. As announced in September 2006, the Company expected to file the Second Quarter Form 10-Q by the November 10, 2006 deadline established by Nasdaq with respect to its restated historical financial statements and the First Quarter Form 10-Q.

On November 6, 2006, the Panel granted the Company’s request for additional time to regain compliance and set November 27, 2006 (the latest deadline the Panel was authorized to establish) as the date by which the Company would be required to file all required restatements, the First Quarter Form 10-Q, and the Second Quarter Form 10-Q.

On November 27, 2006 and at the Company’s request, the Nasdaq Listing and Hearings Review Council notified the Company that it had called the Panel’s decision for review and has stayed any future Panel determinations to suspend the Company’s securities from trading until the review process runs its course. If the Listing Council determines it is appropriate, it may grant the Company additional time to regain compliance with Nasdaq’s filing requirement, until the earlier of 60 days from the date of its decision or 180 days from the Panel’s decision.

On December 14, 2006 the Company received an Additional Staff Determination letter from Nasdaq (the “December Notice”) indicating that the Company’s failure to timely file its Form 10-Q for the fiscal quarter ended October 29, 2006 (“Third Quarter Form 10-Q”) was another instance of noncompliance with Nasdaq continued listing standards and an additional basis for delisting. As noted above, the Listing Council has stayed any future Panel determinations to suspend the Company’s securities from trading until the review process runs its course. The Listing Council has not yet rendered a decision.

Upon the filing of this Form 10-K/A and the FY2007 Form 10-Qs that are being filed concurrently with this report, the Company believes it will be in compliance with Nasdaq Marketplace Rule 4310(c)(14) and Nasdaq’s other continued listing requirements. However, if the SEC disagrees with the methods used by the Company to account for and report the financial impact of past stock option practices or imposes additional requirements, it could require the Company to further amend these filings and there could be further delays in filing subsequent SEC reports that might result in the delisting of the Company’s common stock.

Expiration of Stock Options During the Restatement Process

The exercise of stock options was prohibited during the restatement process because the Company’s filings with the SEC were not current. If employees prohibited from exercising expiring stock options during the restatement process are not compensated in some fashion, the Company’s ability to retain its workforce could be harmed significantly. In this regard, the Compensation Committee of the Board of Directors authorized cash payments of approximately $435,000 to three current employees, with the expense recognized during the third quarter of fiscal year 2007. Likewise, in the third quarter of fiscal year 2007 the Compensation Committee authorized a cash payment of approximately $55,000 to a former employee who protested the inability to exercise his options within the established post-termination period. The Company may be subject to similar claims by other optionees and, in that regard, has accrued $2.1 million pre-tax in the fourth quarter of fiscal year 2007 for certain employee and director options that expired or lapsed in the fourth quarter of fiscal year 2007 and the first quarter of fiscal year 2008 excluding, most notably, expired and lapsed options held by the Former CFO and Former Treasurer.

Costs of Restatement and Legal Activities; Possible Effect on Financial Condition

The Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with the internal review, the Special Committee investigation, government inquiries, the preparation of the restated financial statements, the related derivative litigation, and other matters associated with or stemming from the restatement and the underlying circumstances. These expenses are in excess of $9.7 million in aggregate through the end of fiscal year 2007. The Company expects to continue to incur significant expense in connection with these matters. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. These advances, which total approximately $500,000 in the aggregate through the end of fiscal year 2007, are subject to an undertaking to repay the funds to the Company in certain circumstances.

The Company is unable to predict the outcome of the government inquiries, the derivative litigation or any of the other matters associated with or stemming from the restatement and its underlying circumstances. These matters have occupied and will continue to occupy the time and attention of management, could negatively impact the Company’s business and could have a material adverse impact on the Company’s financial condition, results of operations, and cash flow.

20.	Audit Adjustments

The restated fiscal year 2006 financial statements include a $60,000 increase to income, net of related tax effects, of miscellaneous audit adjustments that were excluded from the original Form 10-K filed in April 2006 based on materiality. None of the adjustments is material on a stand-alone basis. These adjustments are reflected in the financial statements for the fourth quarter of fiscal year 2006.

21.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited consolidated statements of income data for each of the eight quarterly periods ended January 29, 2006, as well as that data expressed as a percentage of our net sales for the quarters presented. Per our fiscal calendar, fiscal year 2005 was a fifty-three week year, with the third quarter ending October 31, 2004 being a fourteen week quarter. All other quarters presented consisted of thirteen weeks. The sum of quarterly per share amounts may differ from year to date amounts due to rounding.

Restated

(in thousands, except per share data)

	Fiscal Year 2006 (restated)				Fiscal Year 2005 (restated)
	Quarters Ended
	May 1 2005	July 31 2005	Oct 30 2005	Jan 29 2006	Apr 25 2004	July 25 2004	Oct 31 2004	Jan 30 2005
Net sales	$56,174	$57,989	$60,870	$64,305	$61,893	$68,305	$64,987	$58,427
Cost of sales	24,577	25,934	26,648	28,077	25,362	27,663	27,905	25,477

Gross profit	31,597	32,055	34,222	36,228	36,531	40,642	37,082	32,950
Operating costs and expenses:
Selling, general & administrative	10,857	11,230	11,738	11,775	11,500	12,069	11,973	11,393
Product development & engineering	8,813	9,462	10,204	9,449	8,589	8,934	9,183	8,606
One-time costs	594	(1,726)	502	501	22	62	63	482
Acquisition related items	—	4,136	409	409	—	—	—	—
One-time costs	—	—	—	—	—	—	—	—

Total operating costs and expenses	20,264	23,102	22,853	22,134	20,111	21,065	21,219	20,481

Operating income	11,333	8,953	11,369	14,094	16,420	19,577	15,863	12,469
Interest and other income, net	1,935	1,402	1,929	2,020	894	1,288	2,142	1,980
Income before taxes	13,268	10,355	13,298	16,114	17,314	20,865	18,005	14,449
Provision for taxes	2,838	3,371	2,026	2,849	4,047	4,498	4,184	2,996

Net income	$10,430	$6,984	$11,272	$13,265	$13,267	$16,367	$13,821	$11,453

Earnings per share:
Basic	$0.14	$0.10	$0.15	$0.18	$0.18	$0.22	$0.19	$0.15

Diluted	$0.14	$0.09	$0.15	$0.18	$0.17	$0.21	$0.18	$0.15

Weighted-average number of shares:
Basic	73,845	73,816	73,239	72,845	74,226	74,452	74,000	74,067
Diluted	76,833	76,495	75,564	75,494	78,965	78,795	77,608	77,887

Restated

	Fiscal Year 2006 (restated)				Fiscal Year 2005 (restated)
	Quarters Ended
	May 1 2005	July 31 2005	Oct 30 2005	Jan 29 2006	Apr 25 2004	July 25 2004	Oct 31 2004	Jan 30 2005
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of sales	44%	45%	44%	44%	41%	40%	43%	44%

Gross profit	56%	55%	56%	56%	59%	60%	57%	56%
Operating costs and expenses:
Selling, general & administrative	19%	19%	19%	18%	19%	18%	19%	19%
Product development & engineering	16%	16%	17%	15%	14%	13%	14%	15%
One time costs	1%	-3%	1%	1%	0%	0%	0%	1%
Acquisition related items	0%	7%	1%	1%	0%	0%	0%	0%
One-time costs	—	—	—	—	—	—	—	—

Total operating costs and expenses	36%	39%	38%	35%	33%	31%	33%	35%

Operating income	20%	16%	19%	21%	26%	29%	24%	21%
Interest and other income, net	3%	2%	3%	3%	1%	2%	3%	3%
Income before taxes	24%	18%	22%	24%	27%	31%	27%	25%
Provision for taxes	5%	6%	3%	4%	7%	7%	6%	5%

Net income	19%	12%	19%	20%	20%	24%	21%	20%

Sales of previously written-off inventory were approximately $297,000, $67,000, $59,000 and $84,000 in the first, second, third and fourth quarters, respectively, of fiscal year 2005 and approximately $18,000, $107,000, $43,000 and $30,000 in the first, second, third and fourth quarters, respectively, of fiscal year 2006.

Net insurance-related legal expenses (and settlements) included in selling, general and administrative expenses were approximately $33,000, $51,000, $63,000 and $482,000 in the first, second, third and fourth quarters, respectively, of fiscal year 2005 and approximately $594,000, ($1,726,000), $502,000 and $501,000 in the first, second, third and fourth quarters, respectively, of fiscal year 2006.

Acquisition related items are related to the June 2005 acquisition of XEMICS SA.

The following tables show previously reported amounts and restated amounts giving effect to the Restatement Adjustments described in Note 1A and the minor fiscal year 2006 Audit Adjustments described in Note 20.

(in thousands, except per share data)

	May 1, 2005			Jul 31, 2005
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net sales	$56,174	$—	$56,174	$57,989	$—	$57,989
Cost of sales	24,502	75	24,577	25,867	67	25,934

Gross profit	31,672	(75)	31,597	32,122	(67)	32,055
Operating costs and expenses:
Selling, general & administrative	11,108	343	11,451	9,189	315	9,504
Product development & engineering	8,633	180	8,813	9,321	141	9,462
Acquisition related items	—	—	—	4,136	—	4,136

Total operating costs and expenses	19,741	523	20,264	22,646	456	23,102

Operating income	11,931	(598)	11,333	9,476	(523)	8,953
Interest and other income, net	1,935	—	1,935	1,402	—	1,402
Income before taxes	13,866	(598)	13,268	10,878	(523)	10,355
Provision for taxes	3,018	(180)	2,838	3,518	(147)	3,371

Net income	$10,848	$(418)	$10,430	$7,360	$(376)	$6,984

Earnings per share:
Basic	$0.15	($0.01)	$0.14	$0.10	($0.01)	$0.09

Diluted	$0.14	—	$0.14	$0.10	($0.01)	$0.09

Weighted-average number of shares:
Basic	73,845	—	73,845	73,816	—	73,816
Diluted	76,708	125	76,833	76,372	123	76,495

	Oct 30, 2005			Jan 29, 2006
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	Audit Adjs	As Restated
Net sales	$60,870	$—	$60,870	$64,372	$—	$(67)	$64,305
Cost of sales	26,605	43	26,648	28,022	28	27	28,077

Gross profit	34,265	(43)	34,222	36,350	(28)	(94)	36,228
Operating costs and expenses:
Selling, general & administrative	12,003	237	12,240	12,251	25	—	12,276
Product development & engineering	10,143	61	10,204	9,437	12	—	9,449
Acquisition related items	409	—	409	409	—	—	409

Total operating costs and expenses	22,555	298	22,853	22,097	37	—	22,134

Operating income	11,710	(341)	11,369	14,253	(65)	(94)	14,094
Interest and other income, net	1,929	—	1,929	2,020	—	—	2,020
Income before taxes	13,639	(341)	13,298	16,273	(65)	(94)	16,114
Provision for taxes	2,121	(95)	2,026	3,014	(11)	(154)	2,849

Net income	$11,518	$(246)	$11,272	$13,259	$(54)	$60	$13,265

Earnings per share:
Basic	$0.16	($0.01)	$0.15	$0.18	—	—	$0.18

Diluted	$0.15	—	$0.15	$0.18	—	—	$0.18

Weighted-average number of shares:
Basic	73,239	—	73,239	72,845	—	—	72,845
Diluted	75,449	115	75,564	75,365	129	—	75,494

(in thousands, except per share data)

	Apr 25, 2004			Jul 25, 2004
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net sales	$61,893	$—	$61,893	$68,305	$—	$68,305
Cost of sales	25,111	251	25,362	27,470	193	27,663

Gross profit	36,782	(251)	36,531	40,835	(193)	40,642
Operating costs and expenses:
Selling, general & administrative	10,341	1,181	11,522	11,323	808	12,131
Product development & engineering	7,907	682	8,589	8,435	499	8,934
Acquisition related items	—	—	—	—	—	—

Total operating costs and expenses	18,248	1,863	20,111	19,758	1,307	21,065

Operating income	18,534	(2,114)	16,420	21,077	(1,500)	19,577
Interest and other income, net	894	—	894	1,288	—	1,288
Income before taxes	19,428	(2,114)	17,314	22,365	(1,500)	20,865
Provision for taxes	4,663	(616)	4,047	4,946	(448)	4,498

Net income	$14,765	$(1,498)	$13,267	$17,419	$(1,052)	$16,367

Earnings per share:
Basic	$0.20	($0.02)	$0.18	$0.23	($0.01)	$0.22

Diluted	$0.19	($0.02)	$0.17	$0.22	($0.01)	$0.21

Weighted-average number of shares:
Basic	74,226	—	74,226	74,452	—	74,452
Diluted	78,819	146	78,965	78,658	137	78,795

	Oct 31, 2004			Jan 30, 2005
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net sales	$64,987	$—	$64,987	$58,427	$—	$58,427
Cost of sales	27,767	138	27,905	25,357	120	25,477

Gross profit	37,220	(138)	37,082	33,070	(120)	32,950
Operating costs and expenses:
Selling, general & administrative	11,438	598	12,036	11,347	528	11,875
Product development & engineering	8,826	357	9,183	8,324	282	8,606
Acquisition related items	—	—	—	—	—	—

Total operating costs and expenses	20,264	955	21,219	19,671	810	20,481

Operating income	16,956	(1,093)	15,863	13,399	(930)	12,469
Interest and other income, net	2,142	—	2,142	1,980	—	1,980
Income before taxes	19,098	(1,093)	18,005	15,379	(930)	14,449
Provision for taxes	4,503	(319)	4,184	3,270	(274)	2,996

Net income	$14,595	$(774)	$13,821	$12,109	$(656)	$11,453

Earnings per share:
Basic	$0.20	($0.01)	$0.19	$0.16	($0.01)	$0.15

Diluted	$0.19	($0.01)	$0.18	$0.16	($0.01)	$0.15

Weighted-average number of shares:
Basic	74,000	—	74,000	74,067	—	74,067
Diluted	77,486	122	77,608	77,758	129	77,887

The following table shows previously reported amounts and restated amounts giving effect to the Restatement Adjustments described in Note 1A as of the end of each of the first three quarters of fiscal year 2006. This balance sheet information as of January 29, 2006, the end of the fourth quarter of fiscal year 2006, is presented in Note 1A to the financial statements in Item 8 of this report.

in thousands

	May 1, 2005			July 31, 2005			October 30, 2005
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$80,961	$—	$80,961	$41,920	$—	$41,920	$57,808	$—	$57,808
Temporary investments	126,458	—	126,458	108,921	—	108,921	109,540	—	109,540
Receivables, less allowances	23,714	—	23,714	26,864	—	26,864	27,029	—	27,029
Inventories	25,293	92	25,385	30,708	72	30,780	27,127	51	27,178
Income taxes refundable	—	—	—	—	—	—	—	—	—
Deferred income taxes	7,264	—	7,264	7,229	—	7,229	6,975	—	6,975
Other current assets	6,749	—	6,749	11,818	—	11,818	7,765	—	7,765

Total current assets	270,439	92	270,531	227,460	72	227,532	236,244	51	236,295
Property, plant & equipment, net	58,565	—	58,565	58,378	—	58,378	58,313	—	58,313
Investments, maturities in excess of 1 year	96,001	—	96,001	111,890	—	111,890	100,482	—	100,482
Deferred income taxes	25,421	926	26,347	25,662	195	25,857	24,376	(231)	24,145
Goodwill	—	—	—	32,941	—	32,941	33,212	—	33,212
Other intangibles	—	—	—	6,294	—	6,294	5,885	—	5,885
Other assets	10,843	—	10,843	10,817	—	10,817	11,225	—	11,225

			—			—			—
TOTAL ASSETS	$461,269	$1,018	$462,287	$473,442	$267	$473,709	$469,737	$(180)	$469,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank	$—	$—	$—	$1,288	$—	$1,288	$527	$—	$527
Accounts payable	11,776	—	11,776	16,086	—	16,086	13,562	—	13,562
Accrued liabilities	7,638	—	7,638	10,951	—	10,951	11,220	—	11,220
Income taxes payable	3,606	—	3,606	3,217	—	3,217	1,846	—	1,846
Deferred revenue	2,547	—	2,547	1,890	—	1,890	1,974	—	1,974
Deferred income taxes	1,466	—	1,466	1,645	—	1,645	1,681	—	1,681
Other current liabilities	—	96	96	—	96	96	—	96	96

Total current liabilities	27,033	96	27,129	35,077	96	35,173	30,810	96	30,906
Deferred income taxes	2,143	—	2,143	2,198	—	2,198	2,327	—	2,327
Other long-term liabilities	2,894	—	2,894	4,395	—	4,395	5,442	—	5,442
Commitments and contingencies Stockholders’ equity:
Common stock, $0.01 par value (1)	762	—	762	764	—	764	766	—	766
Treasury stock, at cost (2)	(43,366)	—	(43,366)	(50,648)	—	(50,648)	(64,373)	—	(64,373)
Additional paid-in capital	217,414	62,557	279,971	221,496	62,182	283,678	223,506	61,980	285,486
Retained earnings	255,598	(61,635)	193,963	261,378	(62,011)	199,367	272,356	(62,256)	210,100
Accumulated other								—
comprehensive income	(1,209)	—	(1,209)	(1,218)	—	(1,218)	(1,097)		(1,097)

Total Stockholders’ equity	429,199	922	430,121	431,772	171	431,943	431,158	(276)	430,882

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$461,269	$1,018	$462,287	$473,442	$267	$473,709	$469,737	$(180)	$469,557

(1)	250,000,000 authorized. 76,050,974 issued and 73,834,681 outstanding on May 1, 2005. 76,230,243 issued and 73,554,640 outstanding on July 31, 2005. 76,386,168 issued and 72,824,215 outstanding on October 30, 2005.

(2)	2,216,293 shares as of May 1, 2005. 2,675,603 shares as of July 31, 2005. 3,561,953 shares as of October 30, 2005.

The following table shows previously reported amounts and restated amounts giving effect to the Restatement Adjustments described in Note 1A as of the end of each of the first three quarters of fiscal year 2005. This balance sheet information as of January 30, 2005, the end of the fourth quarter of fiscal year 2005, is presented in Note 1A to the financial statements in Item 8 of this report.

in thousands

	April 25, 2004			July 25, 2004			October 31, 2004
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$66,115	$—	$66,115	$62,776	$—	$62,776	$79,362	$—	$79,362
Temporary investments	90,378	—	90,378	100,325	—	100,325	93,683	—	93,683
Receivables, less allowances	22,339	—	22,339	25,028	—	25,028	18,232	—	18,232
Inventories	23,880	238	24,118	29,335	197	29,532	29,803	155	29,958
Income taxes refundable	5,795	—	5,795	5,795	—	5,795	—	—	—
Deferred income taxes	4,650	—	4,650	4,897	—	4,897	4,830	—	4,830
Other current assets	8,431	—	8,431	9,341	—	9,341	6,652	—	6,652

Total current assets	221,588	238	221,826	237,497	197	237,694	232,562	155	232,717
Property, plant & equipment, net	51,819	—	51,819	55,691	—	55,691	57,594	—	57,594
Investments, maturities in excess of 1 year	122,412	—	122,412	119,815	—	119,815	122,682	—	122,682
Deferred income taxes	25,199	1,608	26,807	24,092	1,430	25,522	21,224	931	22,155
Goodwill	—	—	—	—	—	—	—	—	—
Other intangibles	—	—	—	—	—	—	—	—	—
Other assets	1,884	—	1,884	4,055	—	4,055	12,128	—	12,128

			—			—			—
TOTAL ASSETS	$422,902	$1,846	$424,748	$441,150	$1,627	$442,777	$446,190	$1,086	$447,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank	$—	$—	$—	$—	$—	$—	$—	$—	$—
Accounts payable	13,822	—	13,822	18,845	—	18,845	9,408	—	9,408
Accrued liabilities	7,808	—	7,808	10,752	—	10,752	15,349	—	15,349
Income taxes payable	2,117	—	2,117	2,537	—	2,537	2,896	—	2,896
Deferred revenue	3,097	—	3,097	3,312	—	3,312	3,044	—	3,044
Deferred income taxes	—	—	—	—	—	—	—	—	—
Other current liabilities	—	96	96	—	96	96	29	96	125

Total current liabilities	26,844	96	26,940	35,446	96	35,542	30,726	96	30,822
Deferred income taxes	—	—	—	—	—	—	—	—	—
Other long-term liabilities	615	—	615	1,072	—	1,072	1,701	—	1,701
Commitments and contingencies Stockholders’ equity:
Common stock, $0.01 par value (1)	746	—	746	749	—	749	753	—	753
Treasury stock, at cost (2)	(3,080)	—	(3,080)	(16,099)	—	(16,099)	(25,648)	—	(25,648)
Additional paid-in capital	194,832	60,485	255,317	200,324	61,317	261,641	205,042	61,551	266,593
Retained earnings	203,086	(58,735)	144,351	220,505	(59,786)	160,719	233,868	(60,561)	173,307
Accumulated other comprehensive income	(141)	—	(141)	(847)	—	(847)	(252)	—	(252)

Total Stockholders’ equity	395,443	1,750	397,193	404,632	1,531	406,163	413,763	990	414,753

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$422,902	$1,846	$424,748	$441,150	$1,627	$442,777	$446,190	$1,086	$447,276

(1)	250,000,000 authorized. 74,511,537 issued and 74,376,537 outstanding on April 25, 2004.

74,916,136 issued and 74,162,136 outstanding on July 25, 2004.

75,284,357 issued and 74,002,224 outstanding on October 31, 2004.

(2)	135,000 shares as of April 25, 2004. 754,000 shares as of July 25, 2004. 1,282,133 shares as of October 31, 2004.

As discussed in Note 1, the Company provides pro forma disclosures for stock-based awards made during the year as if the fair value method defined in SFAS 123, as amended, had been applied. The following tables show pro forma net income and pro forma earnings per share for each quarter of fiscal years 2006 and 2005. See the detailed discussion regarding pro forma disclosures in Note 1.

Pro Forma Net Income

(in thousands, except earnings per share data)

	Unaudited
	Three Months Ended
	May 1, 2005			July 31, 2005			October 30, 2005			January 29, 2006
	As Previously Reported	Adjs (1)	As Restated	As Previously Reported	Adjs (1)	As Restated	As Previously Reported	Adjs (1)	As Restated	As Previously Reported (3)	Adjs (1)	Audit Adjs (4)	As Restated
Net income	$10,848	$(418)	$10,430	$7,360	$(376)	$6,984	$11,518	$(246)	$11,272	$13,259	$(54)	$60	$13,265
Add: stock-based compensation included in reported net income, net of tax	—	418	418	—	376	376	—	246	246	—	54		54
Deduct stock-based compensation expense determined under fair value based method, net of tax (2)	(4,555)	129	(4,426)	(3,850)	238	(3,612)	(13,163)	10,050	(3,113)	1,463	4,455		(2,992)

Pro forma net income	$6,293	$129	$6,422	$3,510	$238	$3,748	$(1,645)	$10,050	$8,405	$14,722	$4,455	$60	$10,327

Earnings per share - basic	$0.15	$(0.01)	$0.14	$0.10	$—	$0.10	$0.16	$(0.01)	$0.15	$0.18	$—	$—	$0.18
Earnings per share - diluted	$0.14	$—	$0.14	$0.10	$(0.01)	$0.09	$0.15	$—	$0.15	$0.18	$—	$—	$0.18
Pro forma earnings per share - basic	$0.09	$—	$0.09	$0.05	$—	$0.05	$(0.02)	$0.13	$0.11	$0.20	$(0.06)	$—	$0.14
Pro forma earnings per share - diluted	$0.08	$—	$0.08	$0.05	$—	$0.05	$(0.02)	$0.13	$0.11	$0.20	$(0.06)	$—	$0.14

(1)	Restatement Adjustments. See Note 1A.

(2)	The amount in the Restatement Adjustments column also includes an adjustment for cancellations that had not previously been taken into account.

(3)	Pro forma stock-based compensation expense for the fourth quarter was not previously reported on a separate basis.

(4)	Audit Adjustments. See Note 20.

Pro Forma Net Income

(in thousands, except earnings per share data)

	Unaudited
	Three Months Ended
	April 25, 2004			July 25, 2004			October 31, 2004			January 30, 2005
	As Previously Reported	Adjs (1)	As Restated	As Previously Reported	Adjs (1)	As Restated	As Previously Reported	Adjs (1)	As Restated	As Previously Reported (3)	Adjs (1)	As Restated
Net income, as reported	$14,765	$(1,498)	$13,267	$17,419	$(1,052)	$16,367	$14,595	$(774)	$13,821	$12,109	$(656)	$11,453
Add: stock-based compensation included in reported net income, net of tax	—	1,498	1,498	—	1,052	1,052	—	774	774	—	656	656
Deduct stock-based compensation expense determined under fair value based method, net of tax (2)	(6,020)	244	(5,766)	(5,950)	1,184	(4,766)	(12,330)	7,099	(5,231)	(49)	4,976	(5,025)

Pro forma net income	$8,745	$244	$8,989	$11,469	$1,184	$12,653	$2,265	$7,099	$9,364	$12,060	$4,976	$7,084

Earnings per share - basic	$0.20	$(0.02)	$0.18	$0.23	$(0.01)	$0.22	$0.20	$(0.01)	$0.19	$0.16	$(0.01)	$0.15
Earnings per share - diluted	$0.19	$(0.02)	$0.17	$0.22	$(0.01)	$0.21	$0.19	$(0.01)	$0.18	$0.16	$(0.01)	$0.15
Pro forma earnings per share - basic	$0.12	$—	$0.12	$0.15	$0.02	$0.17	$0.03	$0.10	$0.13	$0.16	$(0.07)	$0.09
Pro forma earnings per share - diluted	$0.11	$—	$0.11	$0.15	$0.01	$0.16	$0.03	$0.09	$0.12	$0.16	$(0.07)	$0.09

(1)	Restatement Adjustments. See Note 1A.

(2)	The amount in the Restatement Adjustments column also includes an adjustment for cancellations that had not previously been taken into account.

(3)	Pro forma stock-based compensation expense for the fourth quarter was not previously reported on a separate basis.

ITEM 9.	CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 29, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded in April 2006, in connection with the filing of the Original Report, that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the Securities and Exchange Commission.

When we conducted the updated assessment of internal control described below, we also updated our previous assessment of our disclosure controls and procedures as of January 29, 2006. Based upon the updated evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 29, 2006 because of the material weakness in internal control over financial reporting described below. More specifically, the Former CEO and Former CFO, who were determined to have varying degrees of culpability with respect to improprieties in the Company’s historical stock option practices, had key roles in the disclosure process as of January 29, 2006. This situation has been remediated by the departure of these individuals from active management of the Company in the third and fourth quarters of fiscal year 2007.

Internal Control Over Financial Reporting

Management’s Consideration of the Restatement and its Underlying Circumstances

We recently completed an investigation of our historical stock option practices since the beginning of fiscal year 1996. During the course of the review, we identified stock option grants to continuing employees and new hires for which an incorrect measurement date was used for financial accounting purposes. We also found incorrect accounting for some stock option grants that lacked evidence of Compensation Committee approval or that were modified after ratification by the Compensation Committee. We also determined that incorrect accounting was used with respect to certain stock option grants that were modified through post-termination arrangements and that some stock option grants were priced in a manner inconsistent with our convention of pricing options at the closing price on the day before grant.

The Special Committee of the Board of Directors separately investigated the stock option granting practices and found evidence that intentional manipulation of stock option grant dates occurred prior to fiscal year 2003 and made various levels of adverse findings as to certain former members of management. More specifically, the Special Committee found the Former CEO to have manipulated stock option grants in the past and that the Former CFO knew, or should have known, of the past manipulation and initiated or participated in some manipulative acts.

The adjustments to our consolidated financial statements for fiscal 2006 were the result of amortization of additional non-cash compensation expense resulting from revisions made to measurement dates, modifications, and pricing inconsistencies for certain stock options granted or modified primarily during fiscal years 1996 to 2003.

Details of the restatement and its underlying circumstances are discussed in the Explanatory Note at the beginning of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report and in Note 1A of Notes to Consolidated Financial Statements in Item 8 of this report.

In light of, and in conjunction with, the restatement, we conducted an updated assessment of the Company’s internal controls over financial reporting as of January 29, 2006.

The updated assessment was conducted under the supervision and with the participation of individuals to whom no improper behavior has been attributed by the Special Committee: Chief Executive Officer Maheswaran who joined the Company in April 2006 and Chief Financial Officer Emeka Chukwu, who joined the Company in November 2006. It was carried out primarily with in-house resources, including our Internal Audit Manager and focused on internal controls and processes related to stock option matters and to the control environment and other entity level controls.

In performing the updated assessment, we considered the testing done to support the conclusion in the previous assessment, the overall result of which was that no deficiencies existed related to stock option matters or the control environment or other entity level controls. We also considered the following items in making the updated assessment:

Testing by Kroll, Inc. With Respect to Stock Options. In June 2006, management retained Kroll Inc. (“Kroll”), a world leader in risk consulting with extensive forensic accounting abilities, to assist in a review of the Company’s stock option practices. In performing its work, Kroll reviewed and analyzed a multitude of documents covering a span of approximately fourteen years. Although this work by Kroll was not done expressly to support the updated assessment of internal control, the extensive procedures carried out by Kroll and the results thereof were considered in making the updated assessment.

Additional Testing by the Company’s Internal Audit Manager. In October 2006, the Internal Audit Manager was asked to perform additional testing, beyond that done in conjunction with our previous assessment, to assist in determining the design and operating effectiveness of internal controls related to the stock options process as of January 29, 2006. No exceptions were encountered in this testing.

Comparison of Semtech’s FY06 Stock Option Procedures to Best Practices Defined by Radford Group and Remedial Actions Suggested by the Special Committee. In September 2006, management engaged Radford Surveys & Consulting (“Radford”) to gather information on stock option best practices and provide a report of its findings. Upon receipt of Radford’s report, the best practices set forth therein were compared to the Company’s practices during fiscal year 2006. The comparison also took into account the Special Committee’s recommended remedial measures, which in many cases were the same as or similar to the reported best practices.

Corporate Culture and Entity Level Controls. We considered the Company’s commitment to a culture of honesty and high ethics during fiscal year 2006, as set forth in the Code of Conduct that was formally adopted by the Board in April 2004. We also considered entity level controls in place during fiscal year 2006 such as training on the Code of Conduct, the confidential “hotline” that may be accessed anonymously by employees to report perceived problems, the Company’s investigative and disciplinary practices, and the role of the Audit Committee regarding oversight of business conduct matters.

Review of Other Areas. As part of our updated assessment of internal control, we also reviewed other areas of financial reporting or internal control, particularly those areas subject to judgment and estimation, for any evidence of manipulation or the possibility of manipulation by the Former CEO or the Former CFO during fiscal year 2006. Our review noted no such instances of manipulation.

Financial Impact of the Restatement. Our updated assessment of internal control also took into consideration the financial impact of the restatement on the fiscal year 2006 consolidated financial statements. We do not believe the fact that the Company has restated its financial statements for fiscal year 2006, standing alone, evidences a material weakness as of January 29, 2006. This is especially true when considering that virtually all of the additional charges in fiscal year 2006 stem from adjustments for stock options granted or modified in prior fiscal years.

Changes in Internal Controls in Recent Years. Based on its intense review of historical stock option granting practices carried out with the assistance of legal counsel and forensic accountants, and after considering the findings of the Special Committee, management has concluded that the stock option granting process was deficient in fiscal years 1997 through 2003. Specifically, the Company lacked controls to sufficiently monitor the use of delegated authority in those fiscal years. This situation has been remediated by returning option granting authority to the Board level and there is no evidence of the control failing since it was established.

Purpose of Internal Controls. We also considered that the purpose of our system of internal controls is to assure that the current activities of the Company are carried out in accordance with approved procedures and in a manner that provides reasonable assurance that the current year financial statements will be reliable. No system of internal controls is designed to examine activities that occurred many years in the past, absent a “red flag” or other particular reason to do so.

Special Committee’s Findings on Individual Behavior. As discussed earlier in this Form 10-K/A, the Special Committee found evidence that intentional manipulation of stock option grant dates occurred prior to August 2002 and made various levels of adverse findings as to five individuals. Although four of these individuals were in executive leadership and finance positions during fiscal year 2006, there is no evidence of intentional manipulation of option grant dates after fiscal year 2003. Although we considered that Jason Carlson, to whom no improper behavior has been attributed by the Special Committee, served as Chief Executive Officer for much of fiscal year 2006, we attributed greater weight to the fact that individuals to whom the Special Committee ascribed improper behavior were part of the senior management team during that year.

Management’s Conclusion Regarding Internal Controls

Notwithstanding the items discussed above, the overriding factor in the reassessment was that during fiscal year 2006 the Company was under the leadership of the Former CEO, who was found by the Special Committee to have manipulated option grants in the past, and the Former CFO, who the Special Committee found to have known or should have known of the past manipulation and initiated or participated in some manipulative acts.

After considering the provisions of Public Company Accounting Oversight Board Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements, we concluded that a material weakness in internal control over financial reporting existed as of January 29, 2006 because there was a material weakness in the Company’s control environment. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, at January 29, 2006 the Company was under the leadership of the Former CEO, who was found by the Special Committee to have manipulated option grants in prior fiscal years, and the Former CFO, who the Special Committee found to have known or should have known of the past manipulation and initiated or participated in some manipulative acts in prior fiscal years. Two other executives active in the management of the Company during fiscal year 2006 were also found to have some degree of culpability.

The material weakness discussed above was remediated after January 29, 2006 by the departure of the implicated executives from active management of the Company through resignation from office in November and December 2006 and subsequent termination of employment or, in the case of the Former CEO, through a leave of absence from the Board of Directors in August 2006 and a determination by the Board not to nominate him for re-election.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, including provisions regarding restatements and antifraud programs and controls, our management has concluded that as of January 29, 2006 the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles because there was a material weakness in the Company’s control environment. Specifically, as of January 29, 2006 the Company was under the leadership of the Former CEO, who was found by the Special Committee to have manipulated option grants in prior fiscal years, and the Former CFO, who the Special Committee found to have known or should have known of the past manipulation and initiated or participated in some manipulative acts in prior fiscal years.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our management’s updated assessment of our internal control over financial reporting as of January 29, 2006. Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting is included in Item 8 of this report.

ITEM 9B	OTHER INFORMATION

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2006 was reported on a Form 8-K during that period.

As permitted by applicable SEC rules, the Company has elected to include the following information in this Form 10-K/A in lieu of reporting it under Item 5.02(e) of a separately filed Form 8-K: On March 28, 2007 and at the direction of the Special Litigation Committee, the Company cancelled all of the approximately 1.2 million outstanding split-adjusted options held by the Former CEO. On the same date, the Company cancelled all outstanding vested options held by the Former CFO under an October 14, 1998 award agreement (although those options had lapsed during the restatement process) and repriced 240,000 split-adjusted options outstanding under a November 13, 1997 award agreement from the stated split-adjusted exercise price of $5.31 per share to a split-adjusted exercise price of $6.59 per share. The letters effectuating these actions are attached hereto as Exhibits 10.29 and 10.30.

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

Other information called for by Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement filed on May 9, 2006 in connection with its annual meeting of shareholders held on June 15, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference from the Company’s Definitive Proxy Statement filed on May 9, 2006 in connection with its annual meeting of shareholders held on June 15, 2006.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the issued column)
Equity compensation plans approved by security holders	9,020,614	$11.78	1,480,942
Equity compensation plans not approved by security holders	5,141,519	$19.76	4,794,241
Total	14,162,133	$14.68	6,275,183

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

The material features of the Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan and the non-plan grants referred to above are substantially similar to the material features of the plans that have been approved by shareholders. See Note 14. “Stockholders’ Equity” to the financial statements included in this report.

Other information called for by Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement filed on May 9, 2006 in connection with its annual meeting of shareholders held on June 15, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference from the Company’s Definitive Proxy Statement filed on May 9, 2006 in connection with its annual meeting of shareholders held on June 15, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated by reference from the Company’s Definitive Proxy Statement filed on May 9, 2006 in connection with its annual meeting of shareholders held on June 15, 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements, schedules, and reports included in this Form 10-K. are listed in the index under Item 8 in this report.

(a)(2)	Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits. These exhibits are available without charge upon request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated. Exhibits 10.1 through 10.23, 10.29 and 10.30 constitute management contracts or compensatory plans or arrangements.

Exhibit No.	Description	Location
3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

10.1	Summary of Named Executive Officer Compensation	Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 (filed April 14, 2006)

10.2	Summary of Director Compensation	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 (filed April 14, 2006)

10.3	The Company’s 1994 Long-term Stock Incentive Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-44033) filed January 9, 1998

10.4	The Company’s 1994 Non-Employee Directors Stock Option Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-00599) filed January 31, 1996

10.5	Form of Non-Statutory Stock Option Agreement	Exhibit 4.2 to the Company’s Registration Statement of Form S-8 (333-60396) filed May 8, 2001

10.6	The Company’s Long-term Stock Incentive Plan, as amended	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004

Exhibit No.	Description	Location

10.7	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004

10.8	Form of Option Agreement for Options Awarded to Non-Employee Directors on December 5, 2002	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.9	Option Agreement dated October 6, 2003 with respect to options granted to Non-Employee Chairman John D. Poe	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.10	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.11	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.12	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.13	Adoption Agreement dated as of January 1, 2004 adopting The Executive Nonqualified “Excess” Plan known as the Semtech Executive Compensation Plan	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.14	Plan Document for The Executive Nonqualified “Excess” Plan adopted by Semtech Corporation as of January 1, 2004 (known as the Semtech Executive Compensation Plan)	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.15	Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.16	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005

10.17	Cash Bonus Incentive Plan amended and restated as of January 30, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2006

10.18	Agreement and Release effective as of June 9, 2005 – Anthony E. Giraudo	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2005

10.19	Agreement and Release effective as of October 10, 2005 – Jason L. Carlson	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2005

10.20	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

Exhibit No.	Description	Location

10.21	Agreement dated April 3, 2006 with respect to inducement award of restricted stock to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.22	Option Award Agreement dated April 3, 2006 with respect to time-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.23	Option Award Agreement dated April 3, 2006 with respect to performance-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.24	Share Purchase and Sale Agreement dated June 17, 2005 among Semtech International AG and various selling shareholders regarding Xemics SA	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2005

10.25	Settlement Agreement dated as of May 28, 2005 among American Manufacturers Mutual Insurance Company, Lumbermens Mutual Casualty Company, and Semtech Corporation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005

10.26	Settlement Agreement dated as of July 14, 2005 between Royal Indemnity Company, as successor to the Royal Insurance Company of America, and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2005

10.27	Letter Agreement dated as of July 14, 2005 between Royal Indemnity Company, as successor to the Royal Insurance Company of America, and Semtech Corporation	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 19, 2005

10.28	Stockholder Protection Agreement, dated June 25, 1998, between Semtech Corporation and Chase Mellon Shareholder Services as rights agent	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 1998

10.29	Letter to John D. Poe dated March 28, 2007

10.30	Letter to David G. Franz, Jr. dated March 28, 2007

14	Semtech Corporation Code of Conduct	Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

21.1	Subsidiaries of the Company	Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 (filed April 14, 2006)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

Exhibit No.	Description	Location

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2007	Semtech Corporation

	By:	/s/ Mohan R. Maheswaran
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