Form 10-Q
period 2006-04-30
SEMTECH CORP
filed 2007-03-29
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value per share, outstanding at March 13, 2007: 72,304,877

EXPLANATORY NOTE

Concurrently with the filing of this Form 10-Q, we are filing Amendment No. 1 (“Amendment No. 1” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended January 29, 2006 as filed on April 14, 2006 (the “Original Report”) to reflect

(1)	$91.0 million of additional pre-tax non-cash stock-based compensation expense (net of $30,000 capitalized into inventory), and related income tax effects, resulting from stock options granted or modified primarily during fiscal years 1996 to 2003 that were incorrectly accounted for under U.S. generally accepted accounting principles (“GAAP”) (“Restatement Adjustments”). The effect of the Restatement Adjustments extends back to fiscal year 1996 and the cumulative non-cash stock-based compensation expense, including the related income tax impacts, as of the beginning of fiscal year 2002 is recognized as a net decrease to retained earnings in fiscal year 2002. The amount related to this incorrect stock option accounting that impacts fiscal year 2007 and future years is immaterial.

(2)	$60,000 increase to income, net of related tax effects, of miscellaneous audit adjustments (“Audit Adjustments”) that were excluded from the fiscal year 2006 financial statements presented in the Original Report based on materiality. The Audit Adjustments are reflected in the financial statements for the fourth quarter of fiscal year 2006.

We did not amend any of our previously filed Quarterly Reports on Form 10-Q to reflect the Restatement Adjustments. This Form 10-Q restates our consolidated condensed financial statements as of and for the three months ended May 1, 2005 to reflect the effect of the Restatement Adjustments.

References in this report to “the restatement” are references to the restatement required due to stock option matters (item 1 above) and not to the Audit Adjustments. For more information about the restatement and related matters, see Notes 1A, 5 and 11 of the Notes to Consolidated Condensed Financial Statements in this report and the discussion in this report under Part 1, Item 2 Managements Discussion and Analysis of Financial Conditions and Results of Operations. Also see Form 10-K/A, especially Notes 1A and 19 of the Notes to Consolidated Financial Statements and the discussions in the Form 10-K/A under Restatement of Consolidated Financial Statements Based on Review of Stock Option Practices in Item 7 and under Item 9A Controls and Procedures. Information about the Audit Adjustments may be found in Note 20 of the Notes to Consolidated Financial Statements included in the Form 10-K/A.

Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2006 (“First Quarter Form 10-Q”), July 30, 2006 (“Second Quarter Form 10-Q”), and October 29, 2006 (“Third Quarter Form 10-Q” are being filed concurrently with the Form 10-K/A. The First Quarter Form 10-Q, the Second Quarter Form 10-Q, and the Third Quarter Form 10-Q are together referred to as the “FY2007 Form 10-Qs”. This report should be read in conjunction with the Form 10-K/A, the other FY2007 Form 10-Qs, as well as any Current Reports on Form 8-K filed subsequent to the date the Original Report was filed.

We have not amended and do not anticipate amending our Annual Reports on Form 10-K for any years prior to fiscal year 2006, nor will we be amending any of our previously filed Quarterly Reports on Form 10-Q. The financial statements and other information that have been previously filed or otherwise reported for these periods should no longer be relied upon; all such prior information is superseded by the information in the Form 10-K/A, this report, and the other FY2007 Form 10-Qs.

On May 30, 2006, we announced unaudited results for the first quarter of fiscal year 2007 that ended on April 30, 2006. The announced results were not impacted materially by the restatement. The Restatement Adjustments had approximately a $58,000 negative pre-tax impact on previously announced net income, including $30,000 attributable to reversal of non-cash compensation expense that was capitalized into inventory as part of the restatement. A reversal of an Audit Adjustment had approximately a $67,000 favorable impact on net sales. The first quarter’s net income was also impacted by a higher SFAS 123(R) stock-based compensation expense, reversal of Audit Adjustments, and other miscellaneous adjustments. The net result is an approximately $209,000 negative net after tax impact on the previously announced net income for the first quarter, with no impact on the earlier reported earnings per share. As noted above, the effect of the Restatement Adjustments extends back to fiscal year 1996 and the cumulative non-cash stock-based compensation expense, including the related income tax impacts, as of the beginning of fiscal year 2002 is recognized as a net decrease to stockholders’ equity in fiscal year 2002. The previously announced balance sheet as of April 30, 2006 was impacted primarily by this charge.

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30 2006	May 1 2005 (As restated) (1)
Net sales	$65,943	$56,174
Cost of sales	28,032	24,577

Gross profit	37,911	31,597

Operating costs and expenses:
Selling, general and administrative	15,124	10,857
Product development and engineering	10,702	8,813
Acquisition related items	365	—
Insurance related legal expenses	160	594

Total operating costs and expenses	26,351	20,264

Operating income	11,560	11,333
Interest and other income, net	2,922	1,935

Income before taxes	14,482	13,268
Provision for taxes	2,725	2,838

Net income	$11,757	$10,430

Earnings per share:
Basic	$0.16	$0.14
Diluted	$0.16	$0.14

Weighted average number of shares:
Basic	72,575	73,845
Diluted	74,715	76,833

See accompanying notes. The accompanying notes are an integral part of these statements.

(1)	See Note 1A, “Restatement of Consolidated Financial Statements” of the Notes to “Consolidated Condensed Financial Statements.”

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	April 30 2006	January 29 2006
	(Unaudited)	(As restated) (1)
Assets

Current assets:
Cash and cash equivalents	$98,965	$65,543
Temporary investments	128,310	130,185
Receivables, less allowances	28,167	27,141
Inventories	25,309	23,595
Deferred income taxes	9,720	6,361
Other current assets	9,405	8,757

Total current assets	299,876	261,582
Property, plant and equipment, net	54,598	56,957
Investments, maturities in excess of 1 year	56,846	82,458
Deferred income taxes	19,906	22,578
Goodwill	33,051	33,132
Other intangibles, net	5,111	5,476
Other assets	10,508	10,763

Total Assets	$479,896	$472,946

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$11,112	$12,325
Accrued liabilities	9,433	11,064
Income taxes payable	2,392	701
Deferred revenue	1,398	1,360
Deferred income taxes	1,455	562
Other current liabilities	96	96

Total current liabilities	25,886	26,108
Deferred income taxes	2,717	3,707
Other long-term liabilities	5,967	5,478
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 77,037,012 issued and 72,273,963 outstanding on April 30, 2006 and 76,773,473 issued and 72,693,804 outstanding on January 29,2006	774	770
Treasury stock, at cost, 4,763,049 shares as of April 30, 2006 and 4,079,669 shares as of January 29, 2006	(86,081)	(73,963)
Additional paid-in capital	300,407	290,932
Retained earnings	231,216	220,758
Accumulated other comprehensive income	(990)	(844)

Total stockholders’ equity	445,326	437,653

Total Liabilities and Stockholders’ Equity	$479,896	$472,946

See accompanying notes. The accompanying notes are an integral part of these statements.

(1).	See Note 1A, “Restatement of Consolidated Financial Statements” of the Notes to “Consolidated Condensed Financial Statements.”

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	April 30 2006	May 1 2005 (As restated) (1)
Cash flows from operating activities:
Net income	$11,757	$10,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,987	2,630
Deferred income taxes	(689)	1,541
Stock-based compensation	4,279	577
Tax benefit of stock-based compensation	2,966	85
Excess tax benefits	(1,472)	—
Loss on disposition of property, plant and equipment	18	42
Changes in assets and liabilities:
Receivables	(1,026)	(1,616)
Inventories	(1,714)	(538)
Other assets	(392)	1,758
Accounts payable and accrued liabilities	(2,853)	(1,787)
Deferred revenue	38	(332)
Income taxes payable	1,691	111
Other liabilities	459	484

Net cash provided by operating activities	16,049	13,385
Cash flows from investing activities:
Purchase of available-for-sale investments	1,795	(18,291)
Proceeds from sales and maturities of available-for-sale investments	25,696	15,576
Proceeds on sale of assets	716	—
Additions to property, plant and equipment	(997)	(5,562)

Net cash provided by (used in) investing activities	27,210	(8,277)
Cash flows from financing activities:
Excess tax benefit received on stock options	1,472	—
Exercise of stock options	2,079	2,561
Repurchase of treasury stock	(14,240)	(8,700)
Reissuance of treasury stock	846	105

Net cash used in financing activities	(9,843)	(6,034)
Effect of exchange rate changes on cash and cash equivalents	6	(267)

Net increase (decrease) in cash and cash equivalents	33,422	(1,193)
Cash and cash equivalents at beginning of period	65,543	82,154

Cash and cash equivalents at end of period	$98,965	$80,961

See accompanying notes. The accompanying notes are an integral part of these statements.

(1).	See Note 1A, “Restatement of Consolidated Financial Statements” of the Notes to “Consolidated Condensed Financial Statements.”

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K/A. Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech Corporation and its subsidiaries as of April 30, 2006, the results of their operations for the first quarter then ended, and their cash flows for the first quarter then ended. As discussed in Note 1A below, the accompanying financial statements for the quarter ended May 1, 2005 are restated.

The results reported in these consolidated condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week quarter in 53-week years. The first quarters of fiscal year 2007 and fiscal year 2006 each consisted of 13 weeks.

Earnings Per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the respective reporting period. Diluted earnings per common share incorporate the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock. The weighted-average number of shares used to compute basic earnings per share in the first quarters of fiscal years 2007 and 2006 was approximately 72,575,000 and 73,845,000, respectively. The weighted average number of shares used to compute diluted earnings per share in the first quarters of fiscal years 2007 and 2006 was approximately 74,715,000 and 76,833,000, respectively.

Options to purchase approximately 6.6 million shares and 3.6 million shares, respectively, were not included in the computation of the first quarters of fiscal years 2007 and 2006 diluted net income per share because such options were considered anti-dilutive.

Stock-Based Compensation

The Company has various stock option plans that provide for granting options to purchase shares of the Company’s common stock to employees and directors of the Company. The plans provide for the granting of options which meet the Internal Revenue Code qualifications to be incentive stock options, as well as nonstatutory options and other equity-based awards. Historically, most options granted by the Company expire within ten years from the date of grant and vest in equal annual increments over three to four years from the date of grant. In the first quarter of fiscal year 2007, the Company decided that most future grants would have six year lives, except for those to employees in certain countries where longer lives are required or desirable for tax purposes. The Company has also issued some stock-based compensation outside of any plan, including options and restricted stock awarded as inducements to join the Company.

In the first quarter of fiscal year 2007, approximately 530,000 stock options were granted and 100,000 shares of restricted stock were awarded, while approximately 371,000 options were exercised and approximately 438,000 options were canceled. As of April 30, 2006, options to purchase approximately 14.0 million shares were outstanding at a weighted average exercise price of $14.85 per share, including options granted outside of the Company’s stock option plans. As of the same date, there were also outstanding 100,000 shares of restricted stock that were granted as an inducement award outside of the Company’s stock option plans. As of April 30, 2006, the Company had approximately 6.6 million shares available under its plans for future grant of options, restricted stock, or other equity-based awards.

In fiscal years 1996 through 2006, the Company accounted for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.”

Beginning in the first quarter of fiscal year 2007, the Company began accounting for stock-based compensation in accordance with Financial Accounting Standards Board Statement (FASB) No. 123(R) (“SFAS 123(R)”), “Share-Based Payment.” Under SFAS 123(R), compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black-Scholes valuation model. The Company amortizes the compensation cost using the straight-line method over the vesting period, which is generally four years. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term and volatility to determine the fair value of a stock option. In addition, a forfeiture rate assumption is used to estimate the likely reduction in expense as a result of the termination of options prior to their vesting. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

Effective for the first quarter of fiscal year 2007 which began on January 30, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123(R). Commencing with the first quarter of fiscal year 2007, compensation cost includes all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Most stock options issued by the Company in recent years have been time-based, with 25% of the grant becoming vested on the each of the first through fourth anniversaries of the grant date. In the past, the Company has issued a very limited number of stock options that have vesting tied to specific performance goals. In April 2006, in addition to awarding the Company’s new Chief Executive Officer 250,000 options with time based vesting over four years, the Company also awarded him 250,000 performance-based options with a six year term and subject to vesting on each of the first six annual anniversaries of the grant date. The terms of these options are set forth in the award agreements that are attached as Exhibits 10.2 and 10.3 to the Form 8-K filed by the Company on April 5, 2006. To the extent the Company believes it is probable that the performance goals will be achieved, the expense associated with the performance-based grant is accrued. If it is determined that it is not probable that the performance goal is achievable, the related accrued expense is reversed.

On his start date in the first quarter of fiscal year 2007, the Company’s new Chief Executive Officer was awarded 100,000 shares of restricted stock that vests over four years. The terms of the restricted stock award are set forth in the award agreement that is attached as Exhibit 10.1 to the Form 8-K filed by the Company on April 5, 2006. The fair market value of the award was $17.89 per share, which was the closing price of the stock on March 31, 2006, the trading date immediately preceding the grant date. The total expense associated with restricted stock is determined by the fair market value on the date of grant times the number of shares, less an expected forfeiture rate. The total expense is amortized over the vesting period. The Company included approximately $30,000 of expense associated with the restricted stock award in the results of operations for the first quarter of fiscal year 2007.

Presented below is the allocation of stock-based compensation for first quarters ended April 30, 2006 and May 1, 2005. Due to the adoption of SFAS 123(R) in the first quarter of fiscal year 2007, stock-based compensation increased significantly compared to prior periods, as detailed below.

Allocation of Stock-based Compensation (in thousands)

	Three Months Ended
	April 30, 2006	May 1, 2005
		As Previously Reported	Restatement Adjustments	As Restated
Cost of sales	$134	$—	$75	$75
Selling, general and administrative	2,660	—	343	343
Product development and engineering	1,187	—	180	180

Stock-based compensation expense, pre-tax	$3,981	$—	$598	$598
Net change in stock-based compensation capitalized into inventory	298	—	(21)	(21)

Total stock-based compensation	$4,279	$—	$577	$577

Included in pre-tax stock based compensation expense for the first quarter of fiscal year 2007 is approximately $28,000 of amortization related to the Restatement Adjustments and approximately $30,000 attributable to reversal of non-cash compensation expense that was capitalized into inventory as part of the restatement.

Approximately $298,000 of pre-tax stock-based compensation associated with manufacturing and overhead functions was capitalized as part of inventory as of April 30, 2006, consisting of approximately $328,000 capitalized in the first quarter of fiscal year 2007 that was offset by the reversal of approximately $30,000 of capitalized restatement charges. Approximately $93,000 of pre-tax stock-based compensation was capitalized as part of inventory as of May 1, 2005.

Impact of Stock-based Compensation (in thousands)

	Three Months Ended
	April 30, 2006	May 1, 2005
		As Previously Reported	Restatement Adjustments	As Restated
Stock-based compensation expense	$3,981	$—	$598	$598
Associated tax effect	(1,091)	—	(180)	(180)

Net effect on net income	$2,890	$—	$418	$418

Effect on earnings per share—
Basic	$0.04	$—	$0.01	$0.01
Diluted	$0.04	$—	$—	$—

Weighted average number of shares—
Basic	72,575	73,845	—	73,845
Diluted	74,715	76,708	125	76,833

In fiscal years 1997 through 2006, the Company reported the pro forma impact of stock-based compensation as permitted by APB 25. Net income and net income per share for the first quarter of fiscal year 2006 would have been reduced to the following pro forma amounts had the Company applied the recognition provisions of SFAS 123 in this prior year period.

Pro Forma Net Income

(in thousands, except earnings per share data)

	Three Months Ended
	May 1, 2005
	As Previously Reported	Restatement Adjustments (1)	As Restated
Net income	$10,848	$(418)	$10,430
Add: stock-based compensation included in reported net income, net of tax	—	418	418
Deduct stock-based compensation expense determined under fair value based method, net of tax (2)	(4,555)	129	(4,426)

Pro forma net income	$6,293	$129	$(6,422)

Earnings per share—basic	$0.15	$(0.01)	$0.14
Earnings per share—diluted	$0.14	$—	$0.14

Pro forma earnings per share—basic	$0.09	$—	$0.09
Pro forma earnings per share—diluted	$0.08	$—	$0.08

(1)	See Note1A regarding the Restatement Adjustments.
(2)	The amount in the Restatement Adjustments column also includes an adjustment for cancellations that had not previously been taken into account.

The Company determines the fair value of each option award on the date of grant using the Black-Scholes valuation model that uses the assumptions in the following table. Expected volatilities are based on historical volatility using daily and monthly stock price observations. For option grants made after January 30, 2006, the Company uses an expected life equal to the midpoint between the vesting date and the date of contractual expiration of the options, as permitted by the SEC’s Staff Accounting Bulletin 107. For option grants issued before January 30, 2006, the Company had used a consistent 5-year expected life assumption. The Company has not historically paid a cash dividend and the Board of Directors has not indicated an intent to declare a cash dividend in the foreseeable future. Accordingly, a dividend yield of zero has been assumed for purposes of estimating the fair value of employee stock options. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant. The estimated fair value of the employee stock options is amortized to expense using the straight-line method over the vesting period.

Assumptions in Determining Fair Value of Options

	Three Months Ended
	April 30 2006	May 1 2005
Expected lives, in years	4.36-4.85	5.0
Estimated volatility	53%-59%	50%
Dividend yield	0%	0%
Risk-free interest rate	4.6%-4.9%	3.7%-4.3%
Weighted-average fair value on grant date of options granted	$9.48	$9.07

As of April 30, 2006, the Company has approximately $33.4 million of unrecognized stock-based compensation cost that will be recognized over a period of approximately five years. The issuance of future grants will add to this unrecognized stock-based compensation balance, while the amortization of expense in future periods associated with existing grants will reduce this unrecognized stock-based compensation balance.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its financial condition, results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 28, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently evaluating whether the adoption of this statement will have a material effect on its financial condition, results of operations or liquidity.

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Condensed Balance Sheets.

As part of the process of preparing the Company’s consolidated condensed financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the Company’s consolidated condensed balance sheet. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must write-down the asset or establish a valuation allowance. Except as described below, to the extent the Company changes its valuation allowance in a period, the change is recorded through the tax provision on the statement of operations.

As a result of historical tax deductions associated with stock option exercise activity, the Company has generated substantial Federal net operating loss carryforwards. The size of the deferred tax assets attributable to Federal net operating losses and credit carryforwards, compared to the projected levels of Federal taxable income, has elevated the Company’s concern regarding the ability to fully utilize these deferred tax assets prior to expiration. Accordingly, the Company has provided a valuation allowance to address this concern. A significant portion of this valuation allowance relates to a benefit from stock option exercise activity. Therefore, any adjustment to this portion of the established valuation allowance is recorded through paid-in-capital in the period of the adjustment, rather than through the tax provision.

Under SFAS 123(R), the income tax effects of share-based payments are recognized for financial reporting purposes only if such awards are expected to result in a tax deduction. SFAS 123(R) prohibits recognition of a deferred tax asset for an excess tax benefit (that is, a tax benefit that exceeds the amount of compensation cost recognized for the award for financial reporting purposes) that has not been realized. In determining when an excess tax benefit is realized, the Company has elected to follow the ordering provision of the tax law.

On June 23, 2005, Semtech Corporation, through its wholly owned Swiss subsidiary, Semtech International AG, acquired all of the outstanding shares of XEMICS SA (XEMICS) in a cash-for-stock transaction pursuant to a share purchase and sales agreement. As a result of pre-acquisition losses, XEMICS generated substantial net operating loss carryforwards. These net operating losses have a relatively short life. Therefore, the Company maintains a 100% valuation allowance against this deferred tax asset to address utilization risk.

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

1A. Restatement of Consolidated Financial Statements

In light of a third party report and a letter received from the Securities and Exchange Commission (“SEC”) in May 2006 regarding the Company’s past stock option grants, reviews of the Company’s historical stock option practices were conducted by management and by a Special Committee of the Board of Directors (“Special Committee”), with each group being assisted by its own accounting and legal advisors. After investigation and analysis of the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related authoritative guidance, it was concluded that the accounting measurement dates for certain stock options granted primarily during fiscal years 1998 through 2003 required correction. The Company announced in July 2006 that previously issued financial statements and the related reports of its independent public accountants, earnings press releases, and similar communications should no longer be relied upon pending restatement of its financial statements for fiscal years 2002 through 2006 to record a material level of additional non-cash compensation expense.

The accounting issues underlying the restatement have been classified into the following categories based on the reviews by the Special Committee and management. The discussion below describes the measurement date used for the restatement or other change made for the restatement:

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

(A)	Grants made by Former Chief Executive Officer John D. Poe (“Former CEO”) from April 1997 to May 2002 to Continuing Employees

Based on the reviews conducted by management and the Special Committee, it was concluded that the elements of APB 25 were not satisfied as of the stated grant dates for a significant number of the grant dates selected by the Former CEO from April 1997 through May 2002. The appropriate measurement date for all grants in this category is the date ratified by the Compensation Committee of the Board of Directors, unless the measurement date for a particular grant was further revised due to one of the other identified issues.

This category also includes adjustments related to miscellaneous grant scenarios, primarily related to acquisitions. The non-cash compensation expense related to these miscellaneous items is approximately $4.6 million pretax.

(B)	Grants to new employees

The reviews revealed inconsistencies in grant practices to new hires from April 1997 to August 2002. The appropriate measurement date for all new hire grants during this period is the date of Compensation Committee approval, unless the measurement date for a particular grant was further revised due to one of the other identified issues.

The reviews also disclosed that between November 1996 and May 2002, some stock option grants were made to persons before they became employees. The appropriate measurement date for these options is the employee’s start date. However, a later measurement date tied to the Compensation Committee’s approval was applied in a significant number of these cases because grant terms were not determined with finality on the hire date. Compensation expense is amortized over the vesting period, the end of which, for the grants in this group, remains the same but starts at the date of employment. For grants with a measurement date after the stated grant date, amortization related to the first vesting period is accelerated, which could result in more than twelve months of amortization in a fiscal year.

(C)	Grants lacking evidence of Compensation Committee approval

The reviews identified various grants as having no evidence of Compensation Committee ratification. For grants in this category, management used available relevant information to determine the most likely grant date. The Special Committee found these conclusions to be reasonable.

(D)	Grants modified after ratification by the Compensation Committee

The reviews revealed some changes between the grant lists distributed with the Compensation Committee agendas, on which basis the grants were ratified, and the grant lists attached to the minutes for the related meetings. For grants that were added or changed, the measurement date was moved to the date that the Compensation Committee approved the minutes that reflected the changes. In two instances where it was concluded that the allocation of a pool of employee stock options had not been completed, rather than revising the measurement date for only the modified grants, the measurement date was revised for additional grants to employees in the department or other group subject to the open allocation process.

(E)	Post-termination arrangements

The reviews identified some termination arrangements whereby options were modified through continued vesting and/or extension of the exercise period. In each of these instances it was concluded that the modifications were made in recognition of past services and that the individual either was no longer required to provide, or did not continue to provide, substantive services for the Company. Thus, compensation cost for the options affected by the termination arrangements was remeasured on the modification dates and the incremental compensation cost, plus any originally measured but unrecognized compensation cost, was expensed entirely at the time of modification. These costs were recorded even if the options were exercised by the employee within the originally permitted window following termination of substantive employment.

(F)	Pricing exceptions

The reviews identified some exceptions to the Company’s convention of pricing options at the closing price on the day before the grant. The measurement of compensation cost was corrected to consistently measure compensation cost based on the closing price on the day before the grant date.

In October 2006, the Company amended the operative stock option plans to adopt a grant date closing price methodology.

The following table shows the aggregate financial statement impact of each category of adjustment for fiscal years 1996 through fiscal year 2006. In order to avoid double counting, the table reflects an adjustment for items that fall into more than one category.

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

(in thousands)

Fiscal Year	Additional Compensation Expense	Tax Benefit	Additional Compensation Expense, net of tax
1996	$10	$(3)	$7
1997	95	(37)	58
1998	1,002	(390)	612
1999	2,826	(1,034)	1,792
2000	6,862	(2,174)	4,688
2001	14,050	(4,017)	10,033
2002	36,354	(12,465)	23,889
2003	13,401	(3,912)	9,489

Subtotal Fiscal Years 1996—2003	74,600	(24,032)	50,568
2004	9,234	(2,566)	6,668
2005	5,637	(1,657)	3,980
2006	1,527	(433)	1,094

Total Fiscal Years 1996—2006	$90,998	$(28,688)	$62,310

The cumulative, pre-tax, non-cash, stock-based compensation expense resulting from the revised measurement dates and other option related adjustments discussed above was approximately $598,000 for the first quarter of fiscal year 2006 that ended May 1, 2005. The net of tax charge for that period is approximately $418,000.

The amount related to the restatement that impacts fiscal year 2007 and future years is immaterial. The Restatement Adjustments had a $57,000 negative pre-tax impact on net income in the first quarter of fiscal year 2007, including $30,000 attributable to reversal of non-cash compensation expense that was capitalized into inventory as part of the restatement.

The following table shows the impact of the Restatement Adjustments described above on the previously reported consolidated condensed statement of income for the three months ended May 1, 2005.

Consolidated Condensed Statement of Income

(in thousands, except per share data)

(unaudited)

	Three months ended May 1, 2005
	As Previously Reported	Restatement Adjustments	As Restated
NET SALES	$56,174	$—	$56,174
Cost of sales	24,502	75	24,577

Gross profit	31,672	(75)	31,597

Operating costs and expenses:
Selling, general and administrative	10,514	343	10,857
Product development and engineering	8,633	180	8,813
Acquisition related items	—	—	—
Insurance related legal expenses and (settlements), net	594	—	594

Total operating costs and expenses	19,741	523	20,264

Operating income	11,931	(598)	11,333

Interest and other income, net	1,935	—	1,935

Income before taxes	13,866	(598)	13,268
Provision for taxes	3,018	(180)	2,838

NET INCOME	$10,848	$(418)	$10,430

Earnings per share—
Basic	$0.15	$(0.01)	$0.14
Diluted	$0.14	$—	$0.14
Weighted-average number of shares—
Basic	73,845	—	73,845
Diluted	76,708	125	76,833

The following table shows the impact of the Restatement Adjustments described above on certain line items of the previously reported consolidated condensed statement of cash flows for the three months ended May 1, 2005.

Consolidated Condensed Statement of Cash Flows

(in thousands)

(unaudited)

	Three months ended May 1, 2005
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net Income	$10,848	$(418)	$10,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,630	—	2,630
Deferred income taxes	1,522	19	1,541
Stock Based Compensation	—	577	577
Tax benefit of stock option exercises	284	(199)	85
Loss on disposition of property, plant and equipment	42	—	42
Changes in assets and liabilities:		—
Receivables	(1,616)	—	(1,616)
Inventories	(559)	21	(538)
Other assets	1,758	—	1,758
Accounts payable and accrued liabilities	(1,787)	—	(1,787)
Deferred revenue	(332)	—	(332)
Income taxes payable	111	—	111
Other liabilities	484	—	484

Net cash provided by operating activities	13,385	—	13,385

Net cash provided by (used in) investing activities	(8,277)	—	(8,277)

Net cash used in financing activities	(6,034)	—	(6,034)
Effect of exchange rate changes on cash and cash equivalents	(267)	—	(267)

Net increase (decrease) in cash and cash equivalents	(1,193)	—	(1,193)
Cash and cash equivalents at beginning of period	82,154	—	82,154

Cash and cash equivalents at end of period	$80,961	$—	$80,961

The table below shows the effect of the Restatement Adjustments on our previously reported Consolidated Balance Sheet for January 29, 2006. The primary balance sheet impact was a reclassification between additional paid in capital and retained earnings.

(in thousands, except per share data)

	January 29, 2006
	As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$65,543	$—	$—	$65,543
Temporary investments	130,185	—	—	130,185
Receivables, less allowances of $462	27,194	—	(53)	27,141
Inventories	23,678	30	(113)	23,595
Deferred income taxes	6,327	—	34	6,361
Other current assets	8,757	—	—	8,757

Total current assets	261,684	30	(132)	261,582
Property, plant and equipment, net	56,957	—	—	56,957
Investments, maturities in excess of 1 year	82,458	—	—	82,458
Deferred income taxes	23,295	(800)	83	22,578
Goodwill	33,132	—	—	33,132
Other intangibles	5,476	—	—	5,476
Other assets	10,763		—	10,763

TOTAL ASSETS	$473,765	$(770)	$(49)	$472,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,325	$—	$—	$12,325
Accrued liabilities	11,064	—	—	11,064
Income taxes payable	738	—	(37)	701
Deferred revenue	1,432	—	(72)	1,360
Deferred income taxes	562	—	—	562
Other current liabilities	—	96	—	96

Total current liabilities	26,121	96	(109)	26,108
Deferred income taxes	3,707	—	—	3,707
Other long-term liabilities	5,478		—	5,478
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 authorized 76,773,473 issued and 72,693,804 outstanding	770	—	—	770
Treasury stock,				—
Treasury stock, 4,079,669 at cost	(73,963)	—	—	(73,963)
Additional paid-in capital	229,486	61,446	—	290,932
Retained earnings	283,010	(62,312)	60	220,758
Accumulated other comprehensive loss	(844)	—	—	(844)

Total Stockholders’ equity	438,459	(866)	60	437,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,765	$(770)	$(49)	$472,946

For a side by side comparison of the previously reported balance sheet line items with the restated amounts as of May 1, 2005, see Note 21 Selected Quarterly Financial Data (Unaudited) to the Consolidated Financial Statements included in Item 8 of the Form 10-K/A.

See the Form 10-K/A for additional information regarding restatement accounting and the circumstances of the restatement.

2. Stock Repurchase Program

In the first quarter of fiscal year 2005, the Company announced that its Board of Directors approved a program under which the Company could repurchase up to $50.0 million of its common stock. In the second quarter of fiscal year 2006, the Company announced that it had used up the initial authorization and that its Board of Directors had approved increasing the program by an additional $50.0 million. Subsequent to the end of the first quarter of fiscal year 2007, the Company announced that its Board of Directors again had authorized increasing the existing buyback program by an additional $50.0 million. Thus, the total authorized under the program is $150 million.

As of April 30, 2006, the Company had repurchased 5,388,500 shares of its common stock at a cost of $99.7 million under this program. Of the repurchased shares, 625,451 have been reissued as a result of stock option exercises and the remainder are being held as treasury shares. Treasury shares are expected to be reissued in the future as a result of stock option exercises.

The Company has not made any repurchases of its common stock since April 2006, which was prior to receipt of the notifications that began the investigations that led to the restatement described in Note 1A.

3. Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. As of April 30, 2006, the Company had $128.3 million of temporary investments and $56.8 million of long-term investments. As of January 29, 2006, the Company had $130.2 million of temporary investments and $82.5 million of long-term investments. Certain short-term, highly liquid investments, namely money-market accounts are accounted for as cash and cash equivalents.

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

As a result of changes in the market value of investments, the Company included $4,000 of unrealized gain, net of tax, and $281,000 of unrealized loss in comprehensive income for the first quarters of fiscal year 2007 and 2006, respectively. The tax associated with these comprehensive income items were expense of $3,000 and benefit of $189,000 in the first quarters of fiscal year 2007 and 2006, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and cost basis, with the difference between these amounts booked as part of comprehensive income:

Investments (in thousands)

	April 30, 2006			January 29, 2006
	Market Value	Cost Basis	Unrealized (Loss)	Market Value	Cost Basis	Unrealized (Loss)
U.S. government issues	$46,364	$47,218	$(854)	$54,678	$55,574	$(896)
State and local government issues	13,094	13,094	—	10,013	10,013	—
Corporate issues	125,698	127,260	(1,562)	147,952	149,479	(1,527)

Investments	$185,156	$187,572	$(2,416)	$212,643	$215,066	$(2,423)

The Company regularly invests in auction rate securities, which within the fixed income market are very common and generally considered highly liquid. The auction rate securities the Company holds reset their coupon rate either monthly or quarterly, although the contractual maturity of auction rate securities is usually several years in the future.

For purposes of reporting these securities, the Company has used the contractual maturity date, not the date of the next reset.

Investments maturities (in thousands)

	April 30, 2006		January 29, 2006
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$128,310	$129,482	$130,185	$131,224
After 1 year through 5 years	41,045	42,289	82,458	83,842
After 5 years through 10 years	—	—	—	—
After 10 years	15,801	15,801	—	—

Investments	$185,156	$187,572	$212,643	$215,066

Investments and interest from cash and cash equivalents generated interest income of $2.6 million and $1.9 million in the first quarters of fiscal years 2007 and 2006, respectively.

4. Inventories

Inventories consisted of the following:

(in thousands)

	April 30, 2006	As of January 29, 2006
		As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated
Raw materials	$1,936	$2,223	$—	$—	$2,223
Work in progress	14,990	15,587		(124)	15,463
Finished goods	8,383	5,868	30	11	5,909

Inventories	$25,309	$23,678	$30	$(113)	$23,595

5. Commitments and Contingencies

XEMICS Acquisition

As further detailed in Note 9 below, the Company had a contingent obligation that required the Company to pay up to an additional $16.0 million to the former shareholders of XEMICS if certain performance objectives were met during an earn-out period of approximately one year that ended on April 30, 2006. The objectives were not met during the earn-out period and no purchase price adjustment is payable to the selling shareholders.

Deferred Compensation Plan

Late in fiscal year 2004, the Company established a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan in the first quarter of fiscal year 2007 was approximately $177,000. However, the Company also received a credit of approximately $333,000 in the first quarter of fiscal year 2007 as a result of previously accrued compensation expense under this plan that was forfeited as a result of termination of certain plan participants, resulting in a net credit for the quarter of approximately $156,000. Compensation expense under this plan totaled $159,000 in the first quarter of fiscal year 2006.

The Company’s liability for deferred compensation totaled $4.8 million as of April 30, 2006 and $4.5 million as of January 29, 2006, and is included in other long-term liabilities. The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the costs of the deferred compensation plan. The cash surrender value of the company-owned life insurance was $5.0 million as of April 30, 2006 and $4.5 million as of January 29, 2006, and is included in other assets.

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

Although the outcome of legal proceedings cannot be predicted with any degree of certainty, management is of the opinion that the ultimate resolution of such matters now pending will not, individually or in the aggregate have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company has been served with five purported shareholder derivative lawsuits, as discussed below. The Company is named solely as a nominal defendant against whom the plaintiffs seek no monetary recovery, as the nature of derivative lawsuits is to seek monetary damages for the Company’s benefit from individual defendants. However, the Company has incurred, and expects to continue to incur, substantial expenses in connection with the derivative litigation, including for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and resolutions of the Board authorizing such advances. All such advances are subject to an undertaking to repay the funds to the Company in certain circumstances. See Note 11.

Some of the Company’s more significant pending legal matters are discussed below:

Government Inquiries

In May 2006, the Company received a letter from the SEC requesting that it voluntarily provide information regarding stock options granted since January 1, 1997 as part of an informal inquiry. Additionally, in June 2006, the Company received a Grand Jury subpoena from the United States District Court, Southern District of New York, requesting documents relating to the Company’s stock option practices since 1996. The Company responded to these requests in a timely manner and intends to continue to fully cooperate in these inquiries.

If the Company is subject to adverse findings in either of these matters, it could be required to pay damages or penalties or have other remedies imposed upon it which could have a material adverse effect on its business, financial condition, results of operations and cash flows. In addition, if either or both of these investigations continue for a prolonged period of time, they may have the same impact regardless of the ultimate outcome.

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

A purported shareholder derivative lawsuit captioned Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund v. Poe et al was filed in June 2006 in the U.S. District Court for the Central District of California. In July 2006, the Court entered an order designating this case In re Semtech Corporation Derivative Litigation (“Federal Derivative Litigation”). An amended complaint was filed in December 2006 and Defendants are scheduled to respond to the amended complaint in April 2007.

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

A Special Litigation Committee, comprised of independent Directors Baker and Edwards who each joined the Board in October 2006, was charged by the Board with evaluating whether the Company should pursue any of the claims asserted in the derivative lawsuits described above. The Special Litigation Committee has closely examined the various claims in these cases and has determined it is not in the interests of shareholders or the Company to pursue those claims, and has determined that the Company should seek to have these suits terminated.

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

The case against the remaining insurance company is still pending, but no trial date has been set. See Note 10 for additional information.

Environmental Matters

In June 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company has joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. In March 2007, the State approved the group’s draft remediation plan, which will be published for public comment before the final remediation plan is submitted. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, the Company’s share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to any additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

The Company uses an environmental consulting firm, specializing in hydrogeology, to perform periodic monitoring of the groundwater at the facility in Newbury Park, California that it leased for approximately forty years before it relocated to its current facility in Camarillo, California in 2002. Certain contaminants have been found in the local groundwater. Monitoring results over a number of years indicate that contaminants are from adjacent facilities. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company for this site. There are no claims pending with respect to environmental matters at the Newbury Park site. Accordingly, no reserve for clean up has been provided at this time.

Stockholder Protection Agreement

Effective June 11, 1998, the Company’s board of directors approved a Stockholder Protection Agreement to issue a “Right” for each share of common stock outstanding on July 31, 1998 and each share issued thereafter (subject to certain limitations). These Rights, if not cancelled by the Board of Directors, can be exercised into a certain number of shares of Series X Junior Participating Preferred Stock after a person or group of affiliated persons acquire 25% or more of the Company’s common stock and subsequently allow the holder to receive certain additional Company or acquirer common stock if the Company is acquired in a hostile takeover.

Other Items

From time to time, the Company is approached by persons seeking payment based on the Company’s alleged use of their intellectual property. The Company is also periodically named as a defendant in lawsuits involving intellectual property and other matters that are routine to the nature of its business. Management is of the opinion that the ultimate resolution of all such pending matters will not have a material adverse effect on the accompanying consolidated condensed financial statements, and, accordingly, no reserve has been provided at this time.

The Company has agreed to indemnify its current and former directors and certain current and former Company executives against certain liabilities incurred in connection with their duties as directors or executives of the Company. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to current and former directors and employees, as does the California Labor Code. See Note 6 below.

6. Product Warranty and Indemnification

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances, the Company has agreed to other warranty terms, including some indemnification provisions.

The product warranty accrual, which is included in cost of sales, reflects the Company’s best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty issues based on historical experience.

The following table details the change in the product warranty accrual.

Product Warranty Accrual (in thousands)

	Three Months Ended
	April 30, 2006	May 1, 2005
Beginning balance	$50	$32
Payments made	—	—
Net expense accrued	—	—

Ending balance	$50	$32

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

In the normal course of its business, the Company indemnifies certain other parties, including customers, distributors and lessors, with respect to various matters. These obligations typically arise pursuant to contracts under which the Company agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights and certain environmental matters. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. Accordingly, the Company has not accrued any amounts for such indemnification obligations. However, there can be no assurances that the Company will not incur significant expense under these indemnification provisions in the future.

The Company has also entered into agreements with its current and former directors and certain current and former Company executives indemnifying them against certain liabilities incurred in connection with their duties. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s directors and employees, as does the California Labor Code. In some cases, there are limits on and exceptions to the Company’s potential indemnification liability. Prior to the inception of the investigation of stock option matters described in Note 1A, the Company had not incurred any significant expense as a result of agreements of this type for at least the last decade. Accordingly, the Company did not accrue any amounts for such indemnification obligations for the first quarter of fiscal year 2007. However, the Company has incurred, and expects to continue to incur, significant expenses with respect to these indemnification obligations in subsequent quarters, primarily with respect to advancement of legal expenses. All such advances are subject to an undertaking to repay the funds to the Company in certain circumstances. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements with respect to the stock option matter or any other matter. There can be no assurances that the Company will not incur additional significant expense under these indemnification provisions in the future with respect to other matters. See Note 11.

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

The accounting policies of the segments are the same as those described above and in the Company’s Form 10-K/A for the year ended January 29, 2006 in the summary of significant accounting policies. The Company evaluates segment performance based on net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income).

The Company does not track or assign assets to individual reportable segments. Likewise, depreciation expense and capital additions are also not tracked by reportable segments.

Net Sales (in thousands)

	Three Months Ended
	April 30, 2006	May 1, 2005
Standard Semiconductor Products	$62,407	$53,384
Rectifier, Assembly and Other Products	3,536	2,790

Total Net Sales	$65,943	$56,174

Net sales for the first quarter of fiscal year 2007 includes an approximately $67,000 favorable impact from reversal of an Audit Adjustment.

Operating Income (in thousands)

	Three Months Ended
	April 30, 2006	May 1, 2005
		As Previously Reported	Restatement Adjustments	As Restated
Standard Semiconductor Products	$10,640	$11,257	$(588)	$10,669
Rectifier, Assembly and Other Products	920	674	(10)	664

Total Operating Income	$11,560	$11,931	$(598)	$11,333

Included in operating income for the Standard Semiconductor Products segment for the first quarter of fiscal year 2007 and 2006 are legal fees incurred by the Company in suing three insurance companies to recover amounts associated with the resolution of a past customer dispute. In the third quarter of fiscal year 2006, the Company settled with two of the three insurance companies. The settlements and related legal expenses were reported net of each other for the periods presented in the condensed consolidated statement of income included in such period’s Quarterly Report on Form 10-Q. The $12.0 million expense for the customer dispute settlement was included in operating income for the Standard Semiconductor Segment in fiscal year 2003.

As further detailed in Note 9 below, also included in operating income for the Standard Semiconductor Products segment for the three-month period ended April 30, 2006, are one-time costs incurred for amortization associated with the acquisition of XEMICS on June 23, 2005.

In the first quarter of fiscal year 2007, the Company had no end-customer that accounted for 10% or more of net sales. In the first quarter of fiscal year 2007, one of the Company’s Asian distributors accounted for approximately 11% of net sales. In the first quarter of fiscal year 2006, an end-customer that is a leading manufacturer of cellular phones, and that buys product directly from the Company, accounted for approximately 11% of net sales. In the first quarter of fiscal year 2006, two of the Company’s Asian distributors accounted for approximately 12% and 11% of net sales, respectively.

As of April 30, 2006, one of the Company’s Asian distributors accounted for approximately 12% of net accounts receivable. As of May 1, 2005, two of the Company’s Asian distributors accounted for approximately 14% and 10%, respectively, of net accounts receivable. Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Sales by Region (% of net sales)

	Three Months Ended
	April 30, 2006	May 1, 2005
Domestic	22%	18%
Asia-Pacific	62%	74%
Europe	16%	8%

Total	100%	100%

Long-lived assets located within the United States as of April 30, 2006 and January 29, 2006 were approximately $33.6 million and $34.3 million, respectively. Long-lived assets located outside the United States as of April 30, 2006 and January 29, 2006 were approximately $21.0 million and $22.7 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers. The Company has consigned certain equipment to a foundry based in China to support its specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into the Company’s long-term pricing arrangement with the foundry for any reserved wafers it may purchase. The Company has also installed its own test equipment at some of its packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines, Germany, Singapore and Thailand. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Malaysia, the Philippines and China.

8. Comprehensive Income

Comprehensive income consisted of the following:

Comprehensive Income (in thousands)

(in thousands)	Three Months Ended
	April 30, 2006	May 1, 2005
		As Previously Reported	Restatement Adjustments	As Restated
Net income	$11,757	$10,848	$(418)	$10,430
Change in unrealized gain/loss on investments, net of tax	4	(281)	—	(281)
Gain (loss) for translation adjustment	6	14	—	14

Comprehensive income	$11,767	$10,581	$(418)	$10,163

9. Acquisition

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

The transaction with former XEMICS shareholders was originally valued at approximately $59.0 million, which assumed all variable portions of the purchase price were paid and included payments associated with settling loans from former shareholders. Semtech International paid approximately $43.3 million upon closing of the transaction. An additional $16.0 million would have been payable if XEMICS met certain performance objectives during an earn-out period of approximately one year that ended on April 30, 2006. The objectives were not met during the earn-out period and no purchase price adjustment is payable to the selling shareholders.

The acquisition has been accounted for using the purchase method of accounting. Revenues and expenses of XEMICS have been included in the accompanying consolidated condensed statement of income beginning on the date of acquisition.

The allocation of purchase price to the acquired assets and liabilities was based on their respective fair values, a portion of which was based on a valuation report performed by a third party. As part of the acquisition, the Company assumed debt totaling $1.4 million related to a factoring line of credit, which was subsequently paid off. Also included in the purchase price allocation is approximately $400,000 of cash outlays for legal advice, travel and other acquisition related expenses.

Consistent with purchase accounting treatment of the acquisition, during the second quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development. This amount is included in the line item entitled “Acquisition related items” in the consolidated condensed statement of income included in such period’s Form 10-Q filed with the SEC.

The goodwill associated with the purchase of XEMICS was $33.1 million as of April 30, 2006 and $33.1 million as of January 29, 2006, an insignificant amount of which is expected to be deductible for tax purposes. Presented below is a summary of the impact of changes to goodwill since the date of acquisition.

Goodwill (in thousands)

	Beginning balance on date of acquisition	Adjustments to date	Balance as of April 30, 2006
Goodwill	$32,941	$110	$33,051

There was $365,000 of expense in the first quarter of fiscal year 2007 and $954,000 of expense in fiscal year 2006 for amortization of other intangible items associated with the acquisition of XEMICS. The remaining $5.1 million balance of other intangible items, as detailed below, will be amortized over future periods. No significant residual value is expected. There are no tax-related benefits from these acquisition related costs.

Other Intangibles (in thousands)

	Beginning balance on date of acquisition	Amortization to date	Balance as of April 30, 2006	Remaining period to be amortized
Backlog associated with customer design wins	$400	$(400)	$—	0 months
Core technologies	6,000	(909)	5,091	56 months
Customer relationships	30	(10)	20	20 months

Other Intangibles	$6,430	$(1,319)	$5,111

The former XEMICS shareholders made certain representations, warranties and covenants with respect to the financial condition of XEMICS and other matters. A portion of the purchase price was not immediately disbursed to the selling shareholders but was held in escrow for fifteen months after the closing to assure availability of some funds in the event liability attached to the selling shareholders as a result of a breach of the representations and warranties. This fifteen month escrow period ended in September 2006. No claims were made against this escrow account and the escrowed funds were released to the selling shareholders. However, six of the selling shareholders continue to remain liable until five years after the closing as to certain representations related to organization, capital structure and tax matters. The share purchase and sales agreement provides for certain conditions and limitations on the selling shareholders’ liability. The Company continues to monitor and assess whether there are qualifying items in excess of the threshold for making a claim against the six selling shareholders. Any successful claim will be accrued as a reduction of the cost of the acquisition.

10. Insurance Settlements and Related Expenses

In fiscal year 2004, the Company announced that it had resolved a customer dispute. Under the terms of the settlement, the Company agreed to pay the customer $12.0 million in cash. The Company stated at that time that it would vigorously pursue insurance coverage for the full value of the settlement and subsequently filed lawsuits against three of its insurance companies.

In the second quarter of fiscal year 2006, the Company reached settlements with two of the three insurance companies. The Company recorded a $3.0 million gain in the second quarter of fiscal year 2006 for these insurance settlements, which is reported net of $1.3 million of second-quarter related legal expenses and as a separate line item in the condensed consolidated statements of income included in such period’s Form 10-Q filed with the SEC. The cash associated with these settlements was received by the Company in the third quarter of fiscal year 2006. For additional information regarding the insurance settlements, see the Form 8-K’s filed by the Company on July 7, 2005 and July 19, 2005 and Exhibit 10.1 to the Form 10-Q filed by the Company on September 9, 2005.

The case against the remaining insurance company is still pending but no trial date has been set. The Company is unable to predict if a settlement will be reached prior to trial. There is no assurance that the Company will prevail at trial or that the insurance company will not appeal if the Company does prevail. Legal fees and expenses related to pursuit of the insurance recovery have been, and will continue to be, expensed in the period incurred. The insurance recoveries and related legal fees and expenses for the first quarters of fiscal years 2007 and 2006 are set forth on the consolidated condensed statements of income statement as a separate line item titled “Insurance related legal expenses”. If the settlement amount or amount awarded at trial is less than the Company seeks, if the Company fails to prevail at trial, or if the Company or insurance company appeals the decision, total legal expenses associated with the litigation since its inception may exceed the amount recovered from the insurance companies.

11. Matters Related to Stock Option Review and Restatement

Listing on The NASDAQ Stock Market

Beginning in June 2006, the Company received a series of staff determination letters from the Nasdaq Stock Market (“Nasdaq”) stating that its failure to timely file its Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2007 were violations of Nasdaq continued listing requirements and that the Company’s securities were subject to delisting from the Nasdaq Global Market. After receiving the first letter, the Company requested a hearing before a Nasdaq Listing Qualifications Panel (“Panel”), which stayed delisting. The November 10, 2006 deadline established by the Panel for the Company to regain compliance was later extended to November 27, 2006.

On November 27, 2006 and at the Company’s request, the Nasdaq Listing and Hearings Review Council notified the Company that it had called the Panel’s decision for review and stayed any future Panel determinations to suspend the Company’s securities from trading until the review process runs its course. If the Listing Council determines it is appropriate, it may grant the Company additional time to regain compliance with Nasdaq’s filing requirement, until the earlier of 60 days from the date of its decision or 180 days from the Panel’s decision. The Listing Council has not yet rendered a decision.

Upon the filing of this report, the Form 10-K/A and the other FY2007 Form 10-Qs that are being filed concurrently with this report, the Company will be in compliance with Nasdaq Marketplace Rule 43109(c)(14) and Nasdaq’s other continued listing requirements. However, if the SEC disagrees with the methods used by the Company to account for and report the financial impact of past stock option practices or imposes additional requirements, it could require the Company to further amend these filings and there could be further delays in filing subsequent SEC reports that might result in the delisting of the Company’s common stock.

For additional details regarding this matter, see Note 19 to the consolidated financial statements included in Item 8 of the Form 10-K/A.

Expiration of Stock Options During the Restatement Process

The exercise of stock options was prohibited during the restatement process because the Company’s filings with the SEC were not current. If employees prohibited from exercising expiring stock options during the restatement process are not compensated in some fashion, the Company’s ability to retain its workforce could be harmed significantly. In this regard, the Compensation Committee of the Board of Directors authorized cash payments of approximately $435,000 to three current employees, with the expense recognized during the third quarter of fiscal year 2007. Likewise, in the third quarter of fiscal year 2007 the Compensation Committee authorized a cash payment of approximately $55,000 to a former employee who protested the inability to exercise his options within the established post-termination period. The Company may be subject to similar claims by other optionees and, in that regard, has accrued $2.1 million pre-tax in the fourth quarter of fiscal year 2007 for certain employee and director options that expired or lapsed in the fourth quarter of fiscal year 2007 and in the first quarter of fiscal year 2008 excluding, most notably, expired and lapsed options held by the Chief Financial Officer (“Former CFO”) and Treasurer (“Former Treasurer”) who were serving at the time the Special Committee’s report was issued.

Costs of Restatement and Legal Activities; Possible Effect on Financial Condition

Since May 2006 the Company has incurred, and expects to continue to incur, substantial expenses for legal, accounting, tax and other professional services in connection with the internal review, the Special Committee investigation, government inquiries, the preparation of the restated financial statements, the related derivative litigation, and other matters associated with or stemming from the restatement and the underlying circumstances. These expenses were approximately $2.3 million, $4.9 million, and $2.5 million in the second quarter, third quarter, and fourth quarters of fiscal year 2007, respectively and include approximately $12,000, $279,000 and $209,000 in the second, third, and fourth quarters, respectively, for claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. These advances are subject to an undertaking to repay the funds to the Company in certain circumstances. See Note 5 for additional information regarding indemnification.

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

You should read the following discussion of our financial condition and results of operations together with the consolidated condensed financial statements and the notes to the consolidated condensed financial statements included elsewhere in this Form 10-Q.

This discussion contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,” “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of our annual report on Form 10-K/A for the year ended January 29, 2006. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Management’s discussion and analysis set forth below reflects the restatement of prior year financial statements as described in the Explanatory Note and in the Notes to the Consolidated Financial Statements in Item 1 of this report. As a result, the information set forth in this Item 2 may not be comparable to discussions and data in our previously filed quarterly reports. Financial statements and the related reports of our independent public accountants, earnings press releases, and similar communications issued prior to July 20, 2006 should no longer be relied upon and are superseded by the information contained in the Form 10-K/A; our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2006, July 30, 2006, and October 29, 2006 which were filed concurrently with the Form 10-K/A; and in reports filed with the SEC subsequent to the filing of the Form 10-K/A.

In addition to regarding forward-looking statements with caution, you should consider that the preparation of financial statements requires us to draw conclusions and make interpretations, judgments, assumptions and estimates with respect to factual, legal, and accounting matters. Different conclusions, interpretations, judgments assumptions, or estimates could result in materially different results. See Note 1 to the financial statements included in this report.

Restatement of Consolidated Financial Statements Based on Review of Stock Option Practices

Just prior to the regularly scheduled due date of this Form 10-Q, we began investigating our historical stock option practices. In July 2006, it was concluded that pursuant to the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related authoritative guidance, the accounting measurement dates for certain stock options granted primarily during fiscal years 1998 through 2003 required correction. Thus, we announced that our previously issued financial statements and the related reports of our independent public accountants, earnings press releases, and similar communications should no longer be relied upon pending restatement of our financial statements for fiscal years 2002 through 2006 to record a material level of additional non-cash compensation expense. For fiscal years 1996 through 2006, inclusive, the cumulative non-cash stock-based compensation expense resulting from the revised measurement dates and other option related adjustments related to option grants or modifications was approximately $91.0 million pre-tax and $62.3 million on a net of tax basis.

The cumulative, pre-tax, non-cash, stock-based compensation expense resulting from the revised measurement dates and other option related adjustments discussed above was approximately $598,000 for the first quarter of fiscal year 2006 that ended May 1, 2005. The net of tax charge for that period is $418,000. The adjustments related to stock options did not affect our revenues for that period and had no impact on net cash provided by operating activities or on investing or financing cash flows for the period. See Note 1A to the financial statements included in this report. The Restatement Adjustments had an immaterial impact on net income for the first quarter of fiscal year 2007.

Specifically, pretax income for the first quarter of fiscal year 2007 was negatively impacted by $58,000, which includes $30,000 attributable to reversal of non-cash compensation expense that was capitalized into inventory as part of the restatement.

We have incurred, and will continue to incur, significant accounting, consulting and legal fees related to the restatement and associated matters such as government inquiries and derivative litigation. These expenses are expected to be significant for some time. We may also incur significant expense with respect to claims by optionees who were prohibited from exercising expiring or lapsing options during the restatement process. See Notes 1A, 5 and 11 to the financial statements in this report for additional information about the restatement, its underlying circumstances, the government inquiries, derivative litigation and other associated matters. More detailed information is set forth in the Form 10-K/A.

Overview

We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets for a wide variety of end applications. Computer end market applications include notebook and desktop computers, computer graphics, and personal digital assistants (PDAs). Products within the communications market include products for set-top boxes, local area networks, metro and wide area networks, cellular phones and base stations. Industrial and other applications include automated test equipment (ATE), power supplies, hearing aids and other medical devices, and meter reading and factory automation systems. Our end-customers are primarily original equipment manufacturers and their suppliers, including Agilent, Alcatel, Apple, Cisco, Compal Electronics, Dell, Hewlett Packard, IBM, Intel, LG Electronics, Motorola, Phonak, Quanta Computer, Samsung, Siemens, Sony and Unisys.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the first quarter of fiscal year 2007 were 40% of net sales. The remaining 60% of net sales were made through independent distributors.

We divide and operate our business based on two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. We do not track balance sheet items by individual reportable segments. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our power management, protection, test and measurement, advanced communications, wireless and sensing, and human input device product lines. The Rectifier, Assembly and Other Products segment includes our line of assembly and rectifier devices, which are the remaining products from our founding as a supplier into the military and aerospace market.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines, Germany, Singapore and Thailand. For the most recent fiscal year that ended January 29, 2006, approximately 58% of our silicon, in terms of finished wafers purchased, was manufactured in China. Foreign sales for the first quarter of fiscal year 2007 constituted approximately 78% of our net sales. Approximately 80% of foreign sales are to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Acquisition

On June 23, 2005, we acquired through our wholly owned Swiss subsidiary, Semtech International AG, all of the outstanding shares of XEMICS SA (XEMICS) in a cash-for-stock transaction pursuant to a share purchase and sales agreement. Following the acquisition, we changed the name of the company from XEMICS SA to Semtech Neuchatel SA (“Semtech Neuchatel”).

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

We believe this acquisition strategically enhances our competitive edge in developing high-performance analog integrated circuit (“ICs”). The acquired company offered proprietary technology (including patents and other exclusive IP), access to applied research, an existing business to combine with our market presence and capital resources, existing relationships with industry leaders and worldwide infrastructure of sales, marketing and manufacturing resources. The addition of XEMICS represents a convergence of technology between our key analog disciplines of power management and over-voltage protection and XEMICS’s core capabilities in designing ultra-low-power building blocks. We believe that the acquisition of XEMICS broadens our capabilities and that the integration of its core functions with ours will be critical in winning new designs. Since the acquisition, we have worked to integrate Semtech Neuchatel into our organization in the areas of information systems, accounting and financial reporting, quality and operational procedures. We have also trained our sales force on targeted applications for this product line.

In addition to the $43.0 million we paid to the selling shareholders of XEMICS in June 2005, the acquisition contract provided for the possibility of additional payments of up to $16.0 million if Semtech Neuchatel met certain performance objectives during an earn-out period of approximately one year that ended on April 30, 2006. The objectives were not met during the earn-out period and no purchase price adjustment is payable to the selling shareholders.

The former XEMICS shareholders made certain representations, warranties and covenants with respect to the financial condition of XEMICS and other matters. A portion of the purchase price was not immediately disbursed to the selling shareholders but was held in escrow for fifteen months after the closing to ensure the availability of some funds in the event liability attached to the selling shareholders as a result of a breach of the representations and warranties. This fifteen-month escrow period ended in September 2006. No claims were made against this escrow account and the escrowed funds were released to the selling shareholders. However, six of the selling shareholders continue to remain liable for five years after the closing as to certain representations related to organization, capital structure and tax matters. The share purchase and sales agreement provides for certain conditions and limitations on the selling shareholders’ liability. The Company continues to monitor and assess whether there are qualifying items in excess of the threshold for making a claim against the six selling shareholders. Any successful claim will be accrued as a reduction of the cost of the acquisition.

Consistent with purchase accounting treatment of the acquisition, we included XEMICS’ results of operations subsequent to the close of the transaction on June 23, 2005 in our results of operations. We also assumed the assets and liabilities of XEMICS as of the closing date.

During the second quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development. From the closing date of June 23, 2005 until the end of our first quarter of fiscal year 2007 on April 30, 2006, we incurred $1.3 million of expense for amortization of other intangible items. The remaining $5.1 million balance of other intangible items as of the end of the first quarter of fiscal year 2007 will be amortized over future periods. There are no tax-related benefits from these acquisition related costs.

Additional information regarding the acquisition is provided in Note 9 to the unaudited financial statements included in this Form 10-Q.

Critical Accounting Policies and Estimates

During the three-month period ending April 30, 2006, other than the adoption of SFAS 123(R) noted below, there have been no significant changes to our critical accounting policies as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K/A for the fiscal year 2006 that ended on January 29, 2006.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate and discuss with our audit committee our estimates, including, but not limited to, those related to our allowance for doubtful accounts and sales returns, inventory reserves, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities. Our critical accounting policies and estimates do not vary between our two reportable segments. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated condensed financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. We classify our investments as “available for sale” because we expect to possibly sell some securities prior to maturity. We include any unrealized gain or loss, net of tax, in comprehensive income, as detailed in Note 8.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the net receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customer receivables, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the size and number of certain large accounts and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.

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

Stock-Based Compensation

In fiscal years 1997 through 2006, we included in the Notes to Consolidated Financial Statements in our Annual Reports a pro forma disclosure of the impact stock options would have on net income (loss) using the fair value stock option expense recognition method, as allowed under Statement of Financial Accounting Standards No. 123 and using an intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.

A revised standard, SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value, became effective beginning with a company’s first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. This means SFAS 123(R) was effective for us beginning with the first quarter of fiscal year 2007, which began on January 30, 2006. The adoption of SFAS 123(R) requires us to apply a valuation model, which includes estimates and assumptions on the rate of forfeiture and expected life of options and stock price volatility, as detailed in Note 1 to the unaudited financial statements included in this Form 10-Q. If any of the assumptions used in the valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period and actual results may differ from estimates.

Goodwill and Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.

Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to IPR&D is expensed immediately if the underlying project has not reached technological feasibility and no alternative future use exists. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required.

Impairment of Goodwill and Other Intangible Assets

In accordance with SFAS 142, we test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method, as well as other generally accepted valuation methodologies, to determine the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

The Company accounts for other purchased intangible assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” Impairment is based on the excess of the carrying amount over the fair value of those assets.

In-Process Research and Development

As a result of the acquisition of XEMICS, IPR&D expense totaled $4.0 million during our most recently completed fiscal year which ended on January 29, 2006. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying project had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, as clarified by FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

The fair value of the acquired IPR&D was determined using the income approach. Under this approach, the expected future cash flows for the project under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. The unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility and the complexity, cost and time to complete the remaining development were all considered. Future cash flows were estimated based on forecasted revenue and costs, taking into account product life-cycles, market penetration and growth rates.

The following table summarizes the key assumptions of the acquired IPR&D project as of the date of the XEMICS acquisition:

Development project	Wireless & sensing chips and protocols
Average estimated percent complete	23%
Average estimated time to complete	1.5 years
Estimated cost to complete (in millions)	$3.9
Risk adjusted discount rate	25%
IPR&D (in millions)	$4.0

As of the acquisition date, the cost to complete development was estimated to be $3.9 million and revenue related to the acquired IPR&D was projected to begin in the fourth quarter of fiscal year 2007. As a result of a shift in strategic market positioning, R&D priorities were revised and related resources were reallocated, resulting in a reduction in development activity and a delay in projected release to market of certain IPR&D related products. Current projections with respect to estimated cost and effort to complete are consistent with the original assumptions. However, the shift in priorities is expected to reduce cash flow from IPR&D related projects by approximately $1.8 million over the next three years. The assumptions consist primarily of expected completion dates, estimated cost to complete and revenue and expense projections for the product once it enters the market.

Accounting for Income Taxes

The Financial Accounting Standards Board (“FASB”) issuance of Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management estimates are required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

As part of the process of preparing our consolidated condensed financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated condensed balance sheet. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Generally, to the extent we change the valuation allowance in a period, the change is recorded through the tax provision in the statement of operations. If a valuation allowance relates to benefits from stock option exercise activity, any adjustment to the valuation allowance would be recorded to paid-in-capital in the period of the adjustment. Any release of a valuation allowance established against a pre-acquisition XEMICS net operating loss carryforward will be recorded to goodwill. Management periodically evaluates our deferred tax assets to assess whether it is likely that the deferred tax assets will be realized.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant management estimates are required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax impact is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize probable liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes may be due. In the current period, no change to our tax contingency reserve of $1.3 million was recorded.

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

Under SFAS 123(R), the income tax effects of share-based payments are recognized for financial reporting purposes only if such awards are expected to result in a tax deduction. SFAS 123(R) prohibits recognition of a deferred tax asset for an excess tax benefit (that is, a tax benefit that exceeds the amount of compensation cost recognized for the award for financial reporting purposes) that has not been realized. In determining when an excess tax benefit is realized, we have elected to follow the ordering provision of the tax law.

In addition to the risks to the effective tax rate discussed above, the effective tax rate reflected in forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates.

On October 22, 2004 the American Jobs Creation Act of 2004 (the “Act”) was signed into law and created a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. We did not repatriate any funds under the Act.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended
	April 30, 2006	May 1, 2005
		As Previously Reported	Restatement Adjustment	As Restated
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	42.5%	43.6%	0.1%	43.7%
Gross Profit	57.5%	56.4%	-0.1%	56.3%
Operating costs and expenses:
Selling, general & administrative	22.9%	18.7%	0.5%	19.2%
Product development & engineering	16.2%	15.4%	0.3%	15.7%
Acquisition related write-offs and amortization	0.6%	0.0%	0.0%	0.0%
Insurance related legal expenses/(settlements)	0.2%	1.1%	0.0%	1.1%
Total operating costs and expenses	39.9%	35.2%	0.8%	36.0%
Operating income	17.6%	21.3%	-1.0%	20.3%
Interest and other income, net	4.4%	3.4%	0.0%	3.4%
Income before taxes	22.0%	24.7%	-1.0%	23.7%
Provision for taxes	4.1%	5.4%	-0.3%	5.1%
Net income	17.9%	19.3%	-0.7%	18.6%

Comparison Of The Three Months Ended April 30, 2006 and May 1, 2005

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first quarters of fiscal years 2007 and 2006 were each made up of 13 weeks.

Net Sales. Net sales for the first quarter of fiscal year 2007 were $65.9 million, an increase of 17% compared to $56.2 million for the first quarter of fiscal year 2006. End-application demand for our products in the first quarter of fiscal year 2007 compared to the prior year period was most impacted by a tripling of sales of products used in ATE applications and a doubling of sales into the industrial, medical and military (“industrial/other”) markets. The added sales following the June 2005 acquisition of XEMICS, most of which are tied to the industrial/other end-market, was in part the catalyst behind the year-over-year increase in these end-markets. These gains were partially offset by an approximate 12% decline in computer related applications, such as desktop and notebook computers. Wireline communications equipment related applications were up about 5% in the first quarter of fiscal year 2007 compared to the same period in the prior year.

Our estimate of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Three Months Ended April 30, 2006	Three Months Ended May 1, 2005
Computer	24%	32%
Communications	41%	51%
Industrial/Other	35%	17%

Total	100%	100%

Standard Semiconductor Products represented 95% of net sales in the first quarter of fiscal year 2007, while 5% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were also 95% of net sales in the first quarter of fiscal year 2006 and Rectifier, Assembly and Other Products’ sales were 5%. Sales of Standard Semiconductor Products increased 17% in the first quarter of fiscal year 2007 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 27% in the first quarter of fiscal year 2007 as compared to the prior year period.

Net Sales by Reportable Segment

(in thousands)

	Three Months Ended		Three Months Ended
	April 30, 2006	% sales	May 1, 2005	% sales	Change
Standard Semiconductor Products	$62,407	95%	$53,384	95%	17%
Rectifier, Assembly and Other Products	$3,536	5%	$2,790	5%	27%

Net sales	$65,943	100%	$56,174	100%	17%

The 17% increase in sales of Standard Semiconductor Products in the first quarter of fiscal year 2007 reflected a general improvement of sales into the industrial/other end-markets and wireline portion of the communications markets. As noted above, a tripling of sales of products used in ATE applications and a doubling of sales into the industrial/other markets occurred in the first quarter of fiscal year 2007, all of which are from the Standard Semiconductor Products segment. The added sales following the June 2005 acquisition of XEMICS, most of which are tied to the industrial/other end-market, was in part the catalyst behind the year-over-year increase in these end-markets and the Standard Semiconductor Products segment.

Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “industrial/other”) increased 27% in the first quarter of fiscal year 2007 compared to the prior year period due to surge in demand from specific industrial and military customers. These products are older technology products and have a very limited customer base.

Gross Profit. Gross profit for the first quarter of fiscal year 2007 was $37.9 million, compared to $31.6 million for the prior year period. The increase was due to a 17% increase in sales and an increase in gross margin to 58%, up from 56% in the prior year’s first quarter.

The increase in gross margin from 56% in the first quarter of fiscal year 2006 to 58% for the first quarter of fiscal year 2007 was most impacted by an increase in sales of products used in industrial/other end-markets. The gross margin increase in the first quarter of fiscal year 2007 also reflected better manufacturing overhead utilization associated with higher sales levels that were only partially offset by general declines in average selling prices.

We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, which is typical in the semiconductor industry, tend to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in our customer’s particular end-applications.

Cost of sales for the first quarter of fiscal year 2007 includes approximately $30,000 of pre-tax stock-based compensation expense that was capitalized into inventory as part of the restatement.

Operating Costs and Expenses. Operating costs and expenses were $26.4 million, or 40% of net sales in the first quarter of fiscal year 2007. Operating costs and expenses for the first quarter of fiscal year 2006 were $20.3 million, or 36% of net sales. Operating costs and expenses in the first quarter of fiscal year 2007 were impacted by $4.0 million of pre-tax expense associated with stock-based compensation. Operating costs for the first quarter of fiscal year 2006 were impacted by pre-tax stock-based compensation expense of $598,000.

Operating Costs & Expenses

(in thousands)

	Three Months Ended April 30, 2006		Three Months Ended May 1, 2005 (as restated) (1)
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$15,124	23%	$10,857	19%	39%
Product development and engineering	$10,702	16%	$8,813	16%	21%
Acquisition related costs	$365	1%	$—	0%	100%
Insurance related legal costs/(settlements)	$160	0%	$594	1%	-73%

Total operating costs and expenses	$26,351	40%	$20,264	36%	30%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 1A of the financial statements included in Item 1 of this report.

Operating costs and expenses for the first quarters of fiscal year 2006 and fiscal year 2007 include legal fees and expenses related to litigation by the Company seeking insurance recovery of amounts associated with resolution of a past customer dispute. Selling, general and administrative and product development and engineering costs and expenses in the first quarter of fiscal year 2007 also reflect the added spending associated with the XEMICS’ operations that were acquired in June 2005.

Operating Income. Operating income was $11.6 million in the first quarter of fiscal year 2007, up from operating income of $11.3 million in the first quarter of fiscal year 2006. Operating income was favorably impacted by a 17% increase in net sales and higher gross margin, which was offset by a 30% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Three Months Ended April 30, 2006		Three Months Ended May 1, 2005 (as restated) (1)		Change
Standard Semiconductor Products	$10,640	92%	$10,669	94%	0%
Rectifier, Assembly and Other Products	$920	8%	$664	6%	39%

Total operating income	$11,560	100%	$11,333	100%	2%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 7 of the financial statements included in Item 1 of this report.

Operating income in the first quarter of fiscal year 2007 for the Standard Semiconductor Products segment declined as a result of higher operating expenses, which included $3.9 million of stock-based compensation and $365,000 of acquisition related costs, compared to $598,000 of stock-based compensation for the first quarter of fiscal 2006. Operating income for the Rectifier, Assembly and Other Products segment increased in the first quarter of fiscal year 2007 compared to the prior year, reflecting the impact of a 27% increase in sales and higher gross margins, which were only partially offset by higher operating expenses.

Included in operating income for the Standard Semiconductor Products segment in the first quarter of fiscal year 2007 are costs of $365,000 that were incurred for acquisition related amortization associated with the acquisition of XEMICS on June 23, 2005.

Interest and Other Income, Net. Net interest and other income was $2.9 million in the first quarter of fiscal year 2007. Net interest and other income in the first quarter of fiscal year 2006 was $1.9 million.

Interest and other income includes interest income from investments and other items. It also includes the impact of changes in the value of foreign currencies held. The increase in net interest and other income in the first quarter of fiscal year 2007 resulted mostly from higher absolute amounts of interest income due to higher rates of return on investments and a gain associated with holding certain foreign currencies.

Provision for Taxes. Provision for income taxes was $2.7 million for the first quarter of fiscal year 2007, compared to $2.8 million in the first quarter of fiscal year 2006. The effective tax rate for the first quarter of fiscal year 2007 was 19% and for the first quarter of fiscal year 2006 was 21%. There are several factors that can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets and liabilities.

As of April 30, 2006, we had working capital of $273.0 million, compared with $235.5 million as of January 29, 2006. The ratio of current assets to current liabilities as of April 30, 2006 was 11.5 to 1, compared to 10.0 to 1 as of January 29, 2006. The increase in working capital as of April 30, 2006 was mostly the result of a $33.4 million increase in cash and cash equivalents generated from net income for the quarter and the maturity of certain investments.

Our combined amount of cash and cash equivalents, temporary investments and long-term investments was $284.1 million as of April 30, 2006, up from $278.2 million as of January 29, 2006. We have no long-term debt and had $6.0 million of other long-term liabilities as of April 30, 2006. Our combined amount of cash and cash equivalents, temporary investments and long-term investments would generally be available for any capital or liquidity needs.

Operating Cash Flows. Cash provided by operating activities was $16.0 million for the first quarter of fiscal year 2007, compared to cash provided by operating activities of $13.4 million for the first quarter of fiscal year 2006. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $3.0 million and $2.6 million in the first quarters of fiscal year 2007 and 2006, respectively.

In addition to depreciation and amortization, operating cash flows in the first quarter of fiscal year 2007 were positively impacted by net income of $11.8 million, $4.3 million of stock-based compensation , the tax benefit on stock-based compensation, and an increase in income taxes payable and other smaller items. The positive impact of these items was partially offset by various changes in assets and liabilities, the largest being increases in inventories, receivables and excess tax benefits and declines in accounts payable and accrued liabilities.

Operating cash flows in the first quarter of fiscal year 2006 were positively impacted primarily by net income of $10.4 million, the depreciation and amortization noted above, decreases in deferred income taxes and the tax benefit of stock-based compensation. The benefit of these items was partially offset by various changes in assets and liabilities, the largest being a decline in accounts payable and accrued liabilities and an increase in accounts receivable.

Operating cash flows in the first quarter of fiscal year 2007 were $4.3 million higher than net income for the period, reflecting in part the add-back of $3.0 million of depreciation and amortization and $4.3 million of stock-based compensation.

Operating cash flows in the first quarter of fiscal year 2006 were $3.0 million higher than net income for the period, reflecting in part the add-back of $2.6 million of depreciation and amortization, $1.5 million of deferred income taxes and various changes in assets and liabilities, none of which were larger than $1.8 million.

Cash Flows Related to Investing Activities. Investing activities provided $27.2 million in the first three months of fiscal year 2007 compared to $8.3 million used in the prior year period. Investing activities for both periods consist of changes in investments and cash used for capital expenditures. Included in the first quarter of fiscal year 2007 was approximately $0.7 million provided from the sale of equipment. Additions to property, plant and equipment for the first three months of fiscal year 2007 and 2006, which represent a use of cash for investing activities, were approximately $1 million and $5.6 million, respectively. The combination of the purchase of available-for-sale investments and proceeds from sale and maturities of available-for-sale investments for both periods reflect the net sale or maturity of investments in the amount of $27.5 million for the first three months of fiscal year 2007 and the net purchase of investments of $2.7 million for the first three months of fiscal year 2006.

Cash Flows Related to Financing Activities. Our financing activities used $9.8 million during the first three months of fiscal year 2007 and $6.0 million in the prior year period. Financing activities for the first three months of fiscal year 2007 reflect $2.9 million of proceeds from stock option exercises and the reissuance of treasury stock, $1.5 million from excess tax benefit received on stock options, which together were more than offset by $14.2 million used to repurchase treasury stock pursuant to a stock buyback program. Financing activities for the first three months of fiscal year 2006 reflect $2.7 million of proceeds from stock option exercises and the reissuance of treasury stock that was offset by $8.7 million of stock repurchases pursuant to a stock buyback program.

In order to develop, design and manufacture new products, we have incurred significant expenditures during the past five years. We expect to continue these investments aimed at developing new products, including the hiring of many design and applications engineers and the related purchase of equipment. Our intent is to continue to invest in those areas that have shown potential for viable and profitable market opportunities. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by operations and investments.

A portion of our capital resources, and the related liquidity they represent, are held by our foreign subsidiaries. As of April 30, 2006 approximately $74 million of our cash, cash equivalents and short-term investments were held in Switzerland, compared to $60 million held in Switzerland as of January 29, 2006. If we need these funds for investment in domestic operations, any repatriation could have negative tax implications.

Purchases of new capital equipment were made to expand our test capacity and support other engineering functions, including product design and qualification. These purchases were funded from our operating cash flows and cash reserves.

We believe that operating cash flows together with cash reserves are sufficient to fund operations and capital expenditures for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements, or other relationships with unconsolidated subsidiaries or affiliated entities that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any unconsolidated subsidiaries or affiliated entities. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services or other relationships that expose us to liability that is not reflected on the face of our consolidated condensed financial statements included in this Form 10-Q.

Contractual Obligations

On June 17, 2005 Semtech Corporation’s wholly-owned Swiss subsidiary, Semtech International AG, entered into a definitive agreement to acquire XEMICS SA, a privately-held Swiss company, in a cash-for-stock transaction. As further detailed in Note 9 to the unaudited financial statements included in this Form 10-Q, we had a contingent obligation that required us to pay up to an additional $16.0 million to the former shareholders of XEMICS if certain performance objectives were met during an earn-out period of approximately one year that ended on April 30, 2006. The objectives were not met during the earn-out period and no purchase price adjustment is payable to the selling shareholders.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our financial condition, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning January 28, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. We are currently evaluating whether the adoption of this statement will have a material effect on our financial condition, results of operations or liquidity.

Available Information

General information about us can be found on our website at www.semtech.com. The information on our website is for informational purposes only and should not be relied on for investment purposes. The information on our website is not incorporated by reference into this Form 10-Q and should not be considered part of this or any other report filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional quantitative and qualitative disclosures about market risk affecting us, see item 7A of the Company’s Form 10-K/A for the fiscal year 2006 that ended on January 29, 2006. There have been no material changes in the market risk affecting us since the filing of the Company’s Form 10-K/A for fiscal year 2006.

We are subject to a variety of market risks, such as the foreign exchange and interest rate risks that are detailed below. Many of the factors that can have an impact on our market risk are external to the company, and so we are unable to fully predict them.

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

Interest Rate and Market Risk

As of April 30, 2006, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of April 30, 2006, we had $99.0 million of cash and cash equivalents and $185.2 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments.

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

Commodity Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products or used by our suppliers to process our end products. Increased commodity prices are passed on to us in the form of higher prices from our suppliers, either in the form of general price increases or a commodity surcharges. Although we generally deal with our suppliers on a purchase order basis rather than on a long-term contract basis, we generally attempt to obtain firm pricing for volumes consistent with planned production. Our gross margins may decline if we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset the increased cost. We do not enter into formal hedging arrangements to mitigate against commodity risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls

We carried out, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective to ensure that information required to be disclosed by the

Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of a material weakness in internal controls over financial reporting, more specifically, a material weakness in our control environment: During a portion of the period covered by this report, the Company was under the leadership of the Former CEO, who was found by the Special Committee to have manipulated option grants in the past. In addition, the Former CFO, who the Special Committee found to have known or should have known of the past manipulation and initiated or participated in some manipulative acts in the past, directed the finance function during and at the end of the period covered by this report. Two other executives active in the management of the Company during the period covered by this report were also found to have some degree of culpability. Our disclosure controls were not effective as of the end of the period covered by this report due to the key role of the Former CEO and Former CFO in the process.

Changes in Internal Controls

As noted above, we had a material weakness in internal controls as of the end of the period covered by this report. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Although the material weakness was not remediated until after the end of the period covered by this report, we did make some improvements to internal controls during the first quarter of fiscal year 2007. Most notably, we established an internal audit function by hiring an Internal Audit Manager who reports to the Audit Committee of the Board of Directors. This change in the Company’s internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) is reasonably likely to materially affect the Company’s internal control over financial reporting.

In addition, in the first quarter of fiscal year 2007 the Compensation Committee determined to align the procedure for new hire stock option grants and promotional stock option grants with the procedure in place for annual stock option grants to continuing employees. That is, new hire and promotional option grants are now awarded at Compensation Committee meetings rather than on the date of hire or promotion. This was done to reduce the number of grant dates during the year and thus reduce complexities associated with SFAS 123(R) calculations. It is also an improved control, as it removed any discretion in the establishment of the grant date.

The material weakness discussed above was remediated after the end of the period covered by this report by the departure of the implicated executives from active management of the Company through resignation from office in November and December 2006 and subsequent termination of employment or, in the case of the Former CEO, through a leave of absence from the Board of Directors in August 2006 and a determination by the Board not to nominate him for re-election.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about legal proceedings is set forth in Note 5 to the Condensed Consolidated Financial Statements included in this quarterly report.

ITEM 1A.	RISK FACTORS

Other than as set forth below, there have been no significant changes to our risk factors during the quarterly period covered by this report as compared to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended January 29, 2006.

You should carefully consider and evaluate all of the information in this Form 10-Q, including the risk factors listed below and the ones set forth in the Form 10-K/A filed concurrently with this report. The risks described below and in the Form 10-K/A are not the only ones facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

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

Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for a discussion of certain factors that may affect our future performance.

We obtain many essential components and materials and certain critical manufacturing services from a limited number of suppliers and subcontractors, which are principally foreign-based entities.

Our reliance on a limited number of outside subcontractors and suppliers for silicon wafers, packaging, test and certain other products and processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks are attributable to several factors, including limitations on resources, labor problems, equipment failures or the occurrence of natural disasters. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments and harm our business. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products or used by our suppliers to process our end products. Increased commodity prices are passed on to us in the form of higher prices from our suppliers, either in the form of general price increases or a commodity surcharges. Although we generally deal with our suppliers on a purchase order basis rather than on a long-term contract basis, we generally attempt to obtain firm pricing for volumes consistent with planned production. Our gross margins may decline if we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset the increased cost. We do not enter into formal hedging arrangements to mitigate against commodity risk.

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines, Germany, Singapore and Thailand. For fiscal year 2006, approximately 58% of our silicon in terms of finished wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2005, approximately 59% of our silicon in terms of finished wafers was supplied by this third-party foundry in China. While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Form 10-Q and in the documents that are incorporated by reference, including the risk factors in this section, contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance, and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,”, “will” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Financial results could differ materially from those projected in forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

On April 3, 2006, the Company made the following equity awards to Mohan R. Maheswaran to induce him to join the Company as President and Chief Executive Officer. These awards were made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended: (1) a restricted stock award of 100,000 shares of the Company’s common stock; (2) a time-vested option to purchase 250,000 shares of the Company’s common stock at an exercise price of $17.89 per share, the closing price of the stock on March 31, 2006, the trading date immediately preceding the grant date; and (3) a performance-vested option to purchase 250,000 shares of the Company’s common stock at an exercise price of $17.89 per share, the closing price of the stock on March 31, 2006, the trading date immediately preceding the grant date. These awards were made pursuant to, and the foregoing summary is qualified in its entirety by, the award agreements attached as Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Current Report on Form 8-K dated April 3, 2006.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the first quarter of fiscal year 2007.

Issuer Purchases of Equity Securities

Calendar Month/Year	Total Number of Shares Purchased (2) (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
Feb-06	—	—	—	$14.5 million

Mar-06	480,700	$18.10	480,700	$5.8 million

Apr-06	310,000	$17.87	310,000	$0.3 million

Total first quarter	790,700	$18.01	790,700

(1)	On February 24, 2004 the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). On June 27, 2005, the Company announced that it had used up the initial authorization and that its Board of Directors had approved an additional $50.0 million for the 2004 Program. Subsequent to the end of the first quarter of fiscal year 2007, the Company announced that its Board of Directors again had authorized increasing the existing buyback program by an additional $50.0 million, bringing the total authorized under the program to $150 million. The 2004 Program does not have an expiration date. No publicly announced plan or program of the Company for the purchase of shares expired during the period covered by the table.
(2)	As shown in the table, all shares purchased by the Company during the period covered by the table were purchased through the 2004 Program.
(3)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors. Current and former employees and directors were prohibited from exercising stock options from June 15, 2006 until completion of the restatement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location
10.1	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.2	Agreement dated April 3, 2006 with respect to inducement award of restricted stock to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.3	Option Award Agreement dated April 3, 2006 with respect to time-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.4	Option Award Agreement dated April 3, 2006 with respect to performance-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.5	Cash Bonus Incentive Plan amended and restated as of January 30, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2006

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

Exhibit No.	Description	Location
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: March 28, 2007	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: March 28, 2007	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief Financial Officer