Form 10-Q
period 2006-07-30
SEMTECH CORP
filed 2007-03-29
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 30, 2006

or

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

We did not amend any of our previously filed Quarterly Reports on Form 10-Q to reflect the Restatement Adjustments. This Form 10-Q restates our consolidated condensed financial statements as of and for the three months and the six months ended July 31, 2005 to reflect the effect of the Restatement Adjustments.

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

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JULY 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005 (As restated) (1)	July 30, 2006	July 31, 2005 (As restated) (1)
Net sales	$64,921	$57,989	$130,864	$114,163
Cost of sales	29,558	25,934	57,590	50,511

Gross profit	35,363	32,055	73,274	63,652

Operating costs and expenses:
Selling, general and administrative	17,512	11,230	32,636	22,087
Product development and engineering	10,189	9,462	20,891	18,275
Acquisition related items	275	4,136	640	4,136
Insurance related legal expenses / (settlements)	106	(1,726)	266	(1,132)

Total operating costs and expenses	28,082	23,102	54,433	43,366

Operating income	7,281	8,953	18,841	20,286
Interest and other income, net	3,161	1,402	6,083	3,337

Income before taxes	10,442	10,355	24,924	23,623
Provision for taxes	2,012	3,371	4,737	6,209

Net income	$8,430	$6,984	$20,187	$17,414

Earnings per share:
Basic	$0.12	$0.09	$0.28	$0.24
Diluted	$0.11	$0.09	$0.27	$0.23

Weighted average number of shares:
Basic	72,291	73,816	72,433	73,830
Diluted	73,929	76,495	74,311	76,652

See accompanying notes. The accompanying notes are an integral part of these statements.

(1).	See Note 1A, “Restatement of Consolidated Financial Statements” of the Notes to “Consolidated Condensed Financial Statements.”

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	July 30, 2006	January 29, 2006
	(Unaudited)	(As restated) (1)
Assets
Current assets:
Cash and cash equivalents	$100,834	$65,543
Temporary investments	164,741	130,185
Receivables, less allowances	29,621	27,141
Inventories	25,441	23,595
Deferred income taxes	10,018	6,361
Other current assets	7,326	8,757

Total current assets	337,981	261,582
Property, plant and equipment, net	52,454	56,957
Investments, maturities in excess of 1 year	41,845	82,458
Deferred income taxes	20,738	22,578
Goodwill	32,970	33,132
Other intangibles, net	4,835	5,476
Other assets	10,508	10,763

Total Assets	$501,331	$472,946

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$13,973	$12,325
Accrued liabilities	11,240	11,064
Income taxes payable	2,483	701
Deferred revenue	1,471	1,360
Deferred income taxes	1,455	562
Other current liabilities	96	96

Total current liabilities	30,718	26,108
Deferred income taxes	2,682	3,707
Other long-term liabilities	6,551	5,478
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 77,061,426 issued and 72,304,877 outstanding on July 30, 2006 and 76,773,473 issued and 72,693,804 outstanding on January 29,2006	774	770
Treasury stock, at cost, 4,756,549 shares as of July 30, 2006 and 4,079,669 shares as of January 29, 2006	(85,955)	(73,963)
Additional paid-in capital	307,604	290,932
Retained earnings	239,577	220,758
Accumulated other comprehensive income	(620)	(844)

Total stockholders’ equity	461,380	437,653

Total Liabilities and Stockholders’ Equity	$501,331	$472,946

See accompanying notes. The accompanying notes are an integral part of these statements.

(1).	See Note 1A, “Restatement of Consolidated Financial Statements” of the Notes to “Consolidated Condensed Financial Statements.”

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	July 30 2006	July 31, 2005 (As restated) (1)
Cash flows from operating activities:
Net income	$20,187	$17,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,659	5,450
Deferred income taxes	(1,949)	2,299
Stock-based compensation	8,471	1,079
Tax benefit on stock-based compensation	5,810	1,864
Excess tax benefits	(1,529)	—
In process research and development write-off	—	4,000
Loss on disposition of property, plant and equipment	(41)	215
Changes in assets and liabilities:
Receivables	(2,417)	(1,625)
Inventories	(1,846)	(2,483)
Other assets	1,688	(2,450)
Accounts payable and accrued liabilities	1,824	(1,871)
Deferred revenue	111	(989)
Income taxes payable	1,782	(278)
Other liabilities	1,148	1,394

Net cash provided by operating activities	38,898	24,019
Cash flows from investing activities:
Purchase of available-for-sale investments	(34,654)	(44,760)
Proceeds from sales and maturities of available-for-sale investments	41,071	43,693
Proceeds on sale of assets	1,165	—
Purchase of XEMICS, net of cash acquired	—	(42,444)
Additions to property, plant and equipment	(1,640)	(6,885)

Net cash provided by (used in) investing activities	5,942	(50,396)
Cash flows from financing activities:
Repayment of notes payable to bank	—	(112)
Excess tax benefit received on stock options	1,529	—
Exercise of stock options	2,240	3,988
Repurchase of treasury stock	(14,240)	(18,398)
Reissuance of treasury stock	906	940
Other	(1)	—

Net cash used in financing activities	(9,566)	(13,582)
Effect of exchange rate changes on cash and cash equivalents	17	(275)

Net increase (decrease) in cash and cash equivalents	35,291	(40,234)
Cash and cash equivalents at beginning of period	65,543	82,154

Cash and cash equivalents at end of period	$100,834	$41,920

See accompanying notes. The accompanying notes are an integral part of these statements.

(1).	See Note 1A, “Restatement of Consolidated Financial Statements” of the Notes to “Consolidated Condensed Financial Statements.”

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech Corporation and its subsidiaries as of July 30, 2006, the results of their operations for the second quarter and first six months then ended, and their cash flows for the first six months then ended. As discussed in Note 1A below, the accompanying financial statements for the quarter and six months ended July 31, 2005 are restated.

The results reported in these consolidated condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week quarter in 53-week years. The second quarters and first six months of fiscal year 2007 and fiscal year 2006 each consisted of 13 weeks and 26 weeks, respectively.

Earnings Per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the respective reporting period. Diluted earnings per common share incorporate the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock. The weighted-average number of shares used to compute basic earnings per share in the second quarters of fiscal years 2007 and 2006 was approximately 72,291,000 and 73,816,000, respectively. The weighted-average number of shares used to compute diluted earnings per share in the second quarters of fiscal years 2007 and 2006 was approximately 73,929,000 and 76,495,000, respectively. The weighted-average number of shares used to compute basic earnings per share in the first six months of fiscal years 2007 and 2006 was approximately 72,433,000 and 73,830,000, respectively. The weighted-average number of shares used to compute diluted earnings per share in the first six months of fiscal years 2007 and 2006 was approximately 74,311,000 and 76,652,000, respectively.

Options to purchase approximately 8.7 million shares and 3.3 million shares, respectively, were not included in the computation of the second quarters of fiscal years 2007 and 2006 diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 7.9 million shares and 3.2 million shares, respectively, were not included in the computation of the first six months of fiscal years 2007 and 2006 diluted net income per share because such options were considered anti-dilutive.

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

In the second quarter of fiscal year 2007, approximately 72,500 stock options were granted, while approximately 24,000 options were exercised and approximately 82,000 options were canceled. As of July 30, 2006, options to purchase approximately 13.9 million shares were outstanding at a weighted-average exercise price of $14.83 per share, including options awarded outside of the Company’s stock option plans. As of the same date, there were also outstanding 100,000 shares of restricted stock that were granted as an inducement award outside of the Company’s stock option plans. As of July 30, 2006, the Company had approximately 6.6 million shares available under its plans for future grant of options, restricted stock, or other equity-based awards.

In fiscal years 1997 through 2006, the Company accounted for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.”

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

On his start date in the first quarter of fiscal year 2007, the Company’s new Chief Executive Officer was awarded 100,000 shares of restricted stock that vests over four years. The terms of the restricted stock award are set forth in the award agreement that is attached as Exhibit 10.1 to the Form 8-K filed by the Company on April 5, 2006. The fair market value of the award was $17.89 per share, which was the closing price of the stock on March 31, 2006, the trading date immediately preceding the grant date. The total expense associated with restricted stock is determined by the fair market value on the date of grant times the number of shares, less an expected forfeiture rate. The total expense is amortized over the vesting period. The Company included $101,000 and $131,000 of expense associated with the restricted stock award in the results of operations for the second quarter and first six months of fiscal year 2007, respectively.

Presented below is the allocation of stock-based compensation for second quarters and six months ended July 30, 2006 and July 31, 2005. Due to the adoption of SFAS 123(R) in the first quarter of fiscal year 2007, stock-based compensation increased significantly compared to prior periods, as detailed below.

Allocation of Stock-based Compensation (in thousands)

	Three Months Ended
		July 31, 2005
	July 30, 2006	As Previously Reported	Restatement Adjustments	As Restated
Cost of sales	$372	$—	$67	$67
Selling, general and administrative	2,763	—	315	315
Product development and engineering	1,072	—	141	141

Stock-based compensation, pre-tax	$4,207	$—	$523	$523
Net change in stock-based compensation capitalized into inventory	(15)	$—	(21)	(21)

Total stock-based compensation	$4,192	$—	$502	$502

Included in the pre-tax expense shown above for the second quarter of fiscal year 2007 is approximately $4,000 of amortization related to the Restatement Adjustments.

Allocation of Stock-based Compensation (in thousands)

	Six Months Ended
		July 31, 2005
	July 30, 2006	As Previously Reported	Restatement Adjustments	As Restated
Cost of sales	$506	$—	$142	$142
Selling, general and administrative	5,422	—	658	658
Product development and engineering	2,260	—	321	321

Stock-based compensation, pre-tax	$8,188	$—	$1,121	$1,121
Net change in stock-based compensation capitalized into inventory	$283	—	(42)	(42)

Total stock-based compensation	$8,471	$—	$1,079	$1,079

Approximately $313,000 and $72,000 of pre-tax stock-based compensation associated with manufacturing and overhead functions was capitalized as part of inventory as of July 30, 2006 and May 1, 2005, respectively.

Impact of Stock-based Compensation (in thousands)

	Three Months Ended
		July 31, 2005
	July 30, 2006	As Previously Reported	Restatement Adjustments	As Restated
Stock-based compensation	$4,192	$—	$523	$523
Associated tax effect	(1,253)	—	(147)	(147)

Net effect on net income	$2,939	$—	$376	$376

Effect on earnings per share—
Basic	$0.04	$—	$0.01	$0.01
Diluted	$0.04	$—	$0.01	$0.01
Weighted average number of shares—
Basic	72,291	73,816	—	73,816
Diluted	73,929	76,372	123	76,495

Impact of Stock-based Compensation (in thousands)

	Six Months Ended
		July 31, 2005
	July 30, 2006	As Previously Reported	Restatement Adjustments	As Restated
Stock-based compensation	$8,471	$—	$1,121	$1,121
Associated tax effect	(2,344)	—	(327)	(327)

Net effect on net income	$6,127	$—	$794	$794

Effect on earnings per share—
Basic	$0.08	$—	$0.01	$0.01
Diluted	$0.08	$—	$0.01	$0.01
Weighted average number of shares—
Basic	72,433	73,830	—	73,830
Diluted	74,311	76,530	122	76,652

In fiscal years 1997 through 2006,, the Company reported the pro forma impact of stock-based compensation as permitted by APB 25. Net income and net income per share for the second quarter and first six months of fiscal year 2006 would have been reduced to the following pro forma amounts had the Company applied the recognition provisions of SFAS 123 in this prior year period.

Pro Forma Net Income

(in thousands, except earnings per share data)

	Three Months Ended July 31, 2005			Sixth Months Ended July 31, 2005
	As Previously Reported	Adjs (1)	As Restated	As Previously Reported	Adjs (1)	As Restated
Net income	$7,360	$(376)	$6,984	$18,208	$(794)	$17,414
Add: stock-based compensation included in reported net income, net of tax	—	376	376	—	794	794
Deduct stock-based compensation expense determined under fair value based method, net of tax (2)	(3,850)	238	(3,612)	(8,540)	502	(8,038)

Pro forma net income	$3,510	$238	$3,748	$9,668	$502	$10,170

Earnings per share—basic	$0.10	$—	$0.10	$0.25	$(0.01)	$0.24
Earnings per share—diluted	$0.10	$(0.01)	$0.09	$0.24	$(0.02)	$0.23

Pro forma earnings per share—basic	$0.05	$—	$0.05	$0.13	$0.01	$0.14
Pro forma earnings per share—diluted	$0.05	$—	$0.05	$0.13	$—	$0.13

(1)	Restatement Adjustments. See Note 1A.
(2)	The amount in the Restatement Adjustments column also includes an adjustment for cancellations that had not previously been taken into account.

The Company determines the fair value of each option award on the date of grant using the Black-Scholes valuation model that uses the assumptions in the following table. Expected volatilities are based on historical volatility using daily and monthly stock price observations. For option grants made after January 30, 2006, the Company uses an expected life equal to the midpoint between the vesting date and the date of contractual expiration of the options, as permitted by the SEC’s Staff Accounting Bulletin 107. For option grants issued before January 30, 2006, the Company had used a consistent 5-year expected life assumption. The Company has not historically paid a cash dividend. and the Board of Directors has not indicated an intent to declare a cash dividend in the foreseeable future. Accordingly, a dividend yield of zero has been assumed for purposes of estimating the fair value of employee stock options. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant. The estimated fair value of the employee stock options is amortized to expense using the straight-line method over the vesting period.

Assumptions in Determining Fair Value of Options

	Three Months Ended		Six Months Ended
	July 30 2006	July 31, 2005	July 30 2006	July 31, 2005
Expected lives, in years	4.36-4.85	5.0	4.36-4.85	5.0
Estimated volatility	55%-59%	43%	53%-59%	43%-50%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.6%-4.9%	3.8%-4.0%	4.6%-4.9%	3.7%-4.3%
Weighted -average fair value on grant date of options granted	$7.76	$7.34	$9.27	$8.05

As of July 30, 2006, the Company has approximately $30.0 million of unrecognized stock-based compensation cost that will be recognized over a period of approximately five years. The issuance of future grants will add to this unrecognized stock-based compensation balance, while the amortization of expense in future periods associated with existing grants will reduce this unrecognized stock-based compensation balance.

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

1A. Restatement of Consolidated Financial Statements

In light of a third-party report and a letter received from the Securities and Exchange Commission (“SEC”) in May 2006 regarding the Company’s past stock option grants, reviews of the Company’s historical stock option practices were conducted by management and by a Special Committee of the Board of Directors (“Special Committee”), with each group being assisted by its own accounting and legal advisors. After investigation and analysis of the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related authoritative guidance, it was concluded that the accounting measurement dates for certain stock options granted primarily during fiscal years 1998 through 2003 required correction. The Company announced in July 2006 that previously issued financial statements and the related reports of its independent public accountants, earnings press releases, and similar communications should no longer be relied upon pending restatement of its financial statements for fiscal years 2002 through 2006 to record a material level of additional non-cash compensation expense.

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

The cumulative, pre-tax, non-cash, stock-based compensation expense resulting from the revised measurement dates and other option related adjustments discussed above was approximately $523,000 and $1.1 million for the second quarter and first six months of fiscal year 2006 that ended July 31, 2005, respectively. The net of tax charge for the second quarter and first six months of fiscal year 2006 was approximately $376,000 and $794,000, respectively.

The amount related to the restatement that impacts fiscal year 2007 and future years is immaterial. Amortization of the Restatement Adjustments contributed approximately $5,000 to pre-tax stock-based compensation expense for the second quarter of fiscal year 2007. For the six months ended July 30, 2006, stock-based compensation expense related to the restatement was $63,000, which includes $30,000 attributable to reversal of non-cash compensation expense that was capitalized into inventory as part of the restatement.

The following table shows the impact of the Restatement Adjustments described above on the previously reported consolidated condensed statement of income for the three months and six months ended July 31, 2005.

Consolidated Condensed Statement of Income

(in thousands, except per share data)

(unaudited)

	Three months ended July 31, 2005			Six months ended July 31, 2005
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
NET SALES	$57,989	$—	$57,989	$114,163	$—	$114,163
Cost of sales	25,867	67	25,934	50,369	142	50,511

Gross profit	32,122	(67)	32,055	63,794	(142)	63,652

Operating costs and expenses:
Selling, general and administrative	10,915	315	11,230	21,429	658	22,087
Product development and engineering	9,321	141	9,462	17,954	321	18,275
Acquisition related items	4,136	—	4,136	4,136	—	4,136
Insurance related legal expenses and (settlements), net	(1,726)	—	(1,726)	(1,132)	—	(1,132)

Total operating costs and expenses	22,646	456	23,102	42,387	979	43,366

Operating income	9,476	(523)	8,953	21,407	(1,121)	20,286

Interest and other income, net	1,402	—	1,402	3,337	—	3,337

Income before taxes	10,878	(523)	10,355	24,744	(1,121)	23,623
Provision for taxes	3,518	(147)	3,371	6,536	(327)	6,209

NET INCOME	$7,360	$(376)	$6,984	$18,208	$(794)	$17,414

Earnings per share—
Basic	$0.10	$(0.01)	$0.09	$0.25	$(0.01)	$0.24
Diluted	$0.10	$(0.01)	$0.09	$0.24	$(0.01)	$0.23
Weighted average number of shares—
Basic	73,816	—	73,816	73,830	—	73,830
Diluted	76,372	123	76,495	76,530	122	76,652

The following table shows the impact of the Restatement Adjustments described above on certain line items of the previously reported consolidated condensed statement of cash flows for the six months ended July 31, 2005.

Consolidated Condensed Statement of Cash Flows

(in thousands)

(unaudited)

	Six months ended July 31, 2005
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net Income	$18,208	$(794)	$17,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,450	—	5,450
Deferred income taxes	1,549	750	2,299
Tax benefit of stock option exercises	2,941	(1,077)	1,864
In process research and development write-off	4,000	—	4,000
Stock Based Compensation	—	1,079	1,079
Excess Tax Benefits	—	—	—
Loss on disposition of property, plant and equipment	215	—	215
Changes in assets and liabilities:		—
Receivables	(1,625)	—	(1,625)
Inventories	(2,525)	42	(2,483)
Other assets	(2,450)	—	(2,450)
Accounts payable and accrued liabilities	(1,871)	—	(1,871)
Deferred revenue	(989)	—	(989)
Income taxes payable (refundable)	(278)	—	(278)
Other liabilities	1,394	—	1,394

Net cash provided by operating activities	24,019	—	24,019

Net cash provided by (used in) investing activities	(50,396)	—	(50,396)

Net cash used in financing activities	(13,582)	—	(13,582)
Effect of exchange rate changes on cash and cash equivalents	(275)	—	(275)

Net increase (decrease) in cash and cash equivalents	(40,234)	—	(40,234)
Cash and cash equivalents at beginning of period	82,154	—	82,154

Cash and cash equivalents at end of period	$41,920	$—	$41,920

The table below shows the effect of the Restatement Adjustments on our previously reported Consolidated Balance Sheet for January 29, 2006. The primary balance sheet impact was a reclassification between additional paid in capital and retained earnings.

(in thousands, except per share data)

	January 29, 2006
	As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$65,543	$—	$—	$65,543
Temporary investments	130,185	—	—	130,185
Receivables, less allowances of $462	27,194	—	(53)	27,141
Inventories	23,678	30	(113)	23,595
Deferred income taxes	6,327	—	34	6,361
Other current assets	8,757	—	—	8,757

Total current assets	261,684	30	(132)	261,582
Property, plant and equipment, net	56,957	—	—	56,957
Investments, maturities in excess of 1 year	82,458	—	—	82,458
Deferred income taxes	23,295	(800)	83	22,578
Goodwill	33,132	—	—	33,132
Other intangibles	5,476	—	—	5,476
Other assets	10,763	—	—	10,763

TOTAL ASSETS	$473,765	$(770)	$(49)	$472,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,325	$—	$—	$12,325
Accrued liabilities	11,064	—	—	11,064
Income taxes payable	738	—	(37)	701
Deferred revenue	1,432	—	(72)	1,360
Deferred income taxes	562	—	—	562
Other current liabilities	—	96	—	96

Total current liabilities	26,121	96	(109)	26,108
Deferred income taxes	3,707	—	—	3,707
Other long-term liabilities	5,478	—	—	5,478
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 authorized 76,773,473 issued and 72,693,804 outstanding	770	—	—	770
Treasury stock,				—
Treasury stock, 4,079,669 at cost	(73,963)	—	—	(73,963)
Additional paid-in capital	229,486	61,446	—	290,932
Retained earnings	283,010	(62,312)	60	220,758
Accumulated other comprehensive loss	(844)	—	—	(844)

Total Stockholders’ equity	438,459	(866)	60	437,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,765	$(770)	$(49)	$472,946

For a side by side comparison of the previously reported balance sheet line items with the restated amounts as of July 31, 2005, see Note 21 Selected Quarterly Financial Data (Unaudited) to the Consolidated Financial Statements included in Item 8 of the Form 10-K/A.

See the Form 10-K/A for additional information regarding restatement accounting and the circumstances of the restatement.

2. Stock Repurchase Program

In the first quarter of fiscal year 2005, the Company announced that its Board of Directors approved a program under which the Company could repurchase up to $50.0 million of its common stock. In the second quarter of fiscal year 2006, the Company announced that it had used up the initial authorization and that its Board of Directors had approved increasing the program by an additional $50.0 million. In the second quarter of fiscal year 2007, the Company announced that its Board of Directors again had authorized increasing the existing buyback program by an additional $50.0 million. Thus, the total authorized under the program is $150 million.

As of July 30, 2006, the Company had repurchased 5,388,500 shares of its common stock at a cost of $99.7 million under this program. Of the repurchased shares, 631,951 have been reissued as a result of stock option exercises and the remainder are being held as treasury shares. Treasury shares are expected to be reissued in the future as a result of stock option exercises.

The Company has not made any repurchases of its common stock since April 2006, which was prior to receipt of the notifications that began the investigations that led to the restatement described in Note 1A.

3. Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. As of July 30, 2006, the Company had $164.7 million of temporary investments and $41.8 million of long-term investments. As of January 29, 2006, the Company had $130.2 million of temporary investments and $82.5 million of long-term investments. Certain short-term, highly liquid investments, namely money-market accounts are accounted for as cash and cash equivalents.

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

As a result of changes in the market value of investments, the Company included $357,000 of unrealized gain, net of tax, and $5,000 of unrealized loss in comprehensive income for the second quarters of fiscal year 2007 and 2006, respectively. The tax associated with these comprehensive income items were expense of $239,000 and benefit of $3,000 in the second quarters of fiscal year 2007 and 2006, respectively. As a result of changes in the market value of investments, the Company included $361,000 of unrealized gain, net of tax, and $281,000 of unrealized loss in comprehensive income for the first six months of fiscal year 2007 and 2006, respectively. The tax associated with these comprehensive income items were expense of $242,000 and benefit of $192,000 in the first six months of fiscal year 2007 and 2006, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and cost basis, with the difference between these amounts booked as part of comprehensive income:

Investments (in thousands)

	July 30, 2006			January 29, 2006
	Market Value	Cost Basis	Unrealized (Loss)	Market Value	Cost Basis	Unrealized (Loss)
U.S. government issues	$46,584	$47,311	$(727)	$54,678	$55,574	$(896)
State and local government issues	21,947	21,947	—	10,013	10,013	—
Corporate issues	138,055	139,148	(1,093)	147,952	149,479	(1,527)

Investments	$206,586	$208,406	$(1,820)	$212,643	$215,066	$(2,423)

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

Investments maturities (in thousands)

	July 30, 2006		January 29, 2006
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$164,741	$165,943	$130,185	$131,224
After 1 year through 5 years	19,898	20,516	82,458	83,842
After 5 years through 10 years	—	—	—	—
After 10 years	21,947	21,947	—	—

Investments	$206,586	$208,406	$212,643	$215,066

Investments and interest from cash and cash equivalents generated interest income of $3.2 million and $1.4 million in the second quarters of fiscal years 2007 and 2006, respectively and interest income of $5.8 million and $3.9 million in the first six months of fiscal years 2007 and 2006, respectively.

4. Inventories

Inventories consisted of the following:

(in thousands)

	July 30, 2006	As of January 29, 2006
		As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated
Raw materials	$2,123	$2,223	$—	$—	$2,223
Work in progress	16,293	15,587		(124)	15,463
Finished goods	7,025	5,868	30	11	5,909

Inventories	$25,441	$23,678	$30	$(113)	$23,595

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

Deferred Compensation Plan

Late in fiscal year 2004, the Company established a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan totaled approximately $162,000 and $213,000 in the second quarters of fiscal year 2007 and 2006, respectively. Compensation expense under this plan totaled approximately $6,000 (net of forfeitures in the first quarter of fiscal year 2007) and $372,000 in the first six months of fiscal year 2007 and 2006, respectively. In the first quarter of fiscal year 2007, the Company received a credit of approximately $333,000 as a result of previously accrued compensation expense under this plan which was forfeited as a result of termination of certain plan participants.

The Company’s liability for deferred compensation totaled $5.2 million as of July 30, 2006 and $4.5 million as of January 29, 2006, and is included in other long-term liabilities. The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the costs of the deferred compensation plan. The cash surrender value of the company-owned life insurance was $5.1 million as of July 30, 2006 and $4.5 million as of January 29, 2006, and is included in other assets.

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

The following table details the change in the product warranty accrual.

Product Warranty Accrual (in thousands)

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Beginning balance	$50	$32	$50	$32
Payments made	—	—	—	—
Net expense accrued	—	3	—	3

Ending balance	$50	$35	$50	$35

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

The Company has also entered into agreements with its current and former directors and certain current and former Company executives indemnifying them against certain liabilities incurred in connection with their duties. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s directors and employees, as does the California Labor Code. In some cases there are limits on and exceptions to the Company’s potential indemnification liability. Prior to the inception of the investigation of stock option matters described in Note 1A, the Company had not incurred any significant expense as a result of agreements of this type for at least the last decade. However, the Company has incurred, and expects to continue to incur, significant expenses with respect to these indemnification obligations, primarily with respect to advancement of legal expenses, due to the stock option investigation and related litigation. In the second quarter of fiscal year 2007, the expense for this item was approximately $12,000. All such advances are subject to an undertaking to repay the funds to the Company in certain circumstances. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements with respect to the stock option matter or any other matter. There can be no assurances that the Company will not incur additional significant expense under these indemnification provisions in the future with respect to other matters. See Note 11.

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

Net Sales (in thousands)

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Standard Semiconductor Products	$60,955	$55,414	$123,362	$108,798
Rectifier, Assembly and Other Products	3,966	2,575	7,502	5,365

Net Sales	$64,921	$57,989	$130,864	$114,163

Operating Income (in thousands)

	Three Months Ended
	July 30, 2006	July 31, 2005
		As Previously Reported	Restatement Adjustments	As Restated
Standard Semiconductor Products	$6,041	$8,975	$(514)	$8,461
Rectifier, Assembly and Other Products	1,240	501	$(9)	$492

Total Operating Income	$7,281	$9,476	$(523)	$8,953

Operating Income (in thousands)

	Six Months Ended
	July 30, 2006	July 31, 2005
		As Previously Reported	Restatement Adjustments	As Restated
Standard Semiconductor Products	$16,681	$20,233	(1,102)	$19,131
Rectifier, Assembly and Other Products	2,160	1,174	(19)	$1,155

Total Operating Income	$18,841	$21,407	$(1,121)	$20,286

Certain corporate level expenses not directly attributable to a reportable segment are allocated to the segments based on percentage of sales. Beginning with the second quarter of fiscal year 2007, these allocated expenses include expenses associated with the Company’s investigation into its historical stock option practices, the restatement of its historical financial statements, and related matters.

Included in operating income in the second quarter of fiscal year 2007 for the Standard Semiconductor Products segment is $2.2 million of expense associated with the investigation into the Company’s historical stock option practices.

Included in operating income for the Standard Semiconductor Products segment for the second quarter and first six months of fiscal year 2007 and 2006 are legal fees incurred by the Company in suing three insurance companies to recover amounts associated with the resolution of a past customer dispute. In the third quarter of fiscal year 2006, the Company settled with two of the three insurance companies. The settlements and related legal expenses were reported net of each other for the periods presented in the condensed consolidated statement of income included in such period’s Quarterly Report on Form 10-Q. The $12.0 million expense for the customer dispute settlement was included in operating income for the Standard Semiconductor Segment in fiscal year 2003.

As further detailed in Note 9 below, also included in operating income for the Standard Semiconductor Products segment for the second quarter and six months ended July 30, 2006 and July 31, 2005 are one-time costs incurred for amortization associated with the acquisition of XEMICS on June 23, 2005.

In the second quarter of fiscal year 2007, the Company had no end-customer that accounted for 10% or more of net sales. In the second quarter of fiscal year 2007, one of the Company’s Asian distributors accounted for approximately 11% of net sales. In the second quarter of fiscal year 2006, an end-customer that is a leading manufacturer of cellular phones, and that buys product directly from the Company, accounted for approximately 10% of net sales. In the second quarter of fiscal year 2006, two of the Company’s Asian distributors accounted for approximately 14% and 10% of net sales, respectively.

As of July 30, 2006, one of the Company’s Asian distributors accounted for approximately 12% of net accounts receivable. As of July 31, 2005, one of the Company’s Asian distributors accounted for approximately 15% of net accounts receivable. Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Sales by Region (% of net sales)

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Domestic	24%	21%	23%	19%
Asia-Pacific	63%	70%	64%	72%
Europe	13%	9%	13%	9%

Total	100%	100%	100%	100%

Long-lived assets located within the United States as of July 30, 2006 and January 29, 2006 were approximately $32.2 million and $34.3 million, respectively. Long-lived assets located outside the United States as of July 30, 2006 and January 29, 2006 were approximately $20.3 million and $22.7 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers. The Company has consigned certain equipment to a foundry based in China to support its specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into the Company’s long-term pricing arrangement with the foundry for any reserved wafers it may purchase. The Company has also installed its own test equipment at some of its packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

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

8. Comprehensive Income

Comprehensive income consisted of the following:

Comprehensive Income (in thousands)

	Three Months Ended
	July 30, 2006	July 31, 2005
		As Previously Reported	Restatement Adjustments	As Restated
Net income	$8,430	$7,360	$(376)	$6,984
Change in unrealized gain/loss on investments, net of tax	357	(5)	—	(5)
Gain (loss) for translation adjustment	13	(3)	—	(3)

Comprehensive income	$8,800	$7,352	$(376)	$6,976

Comprehensive Income (in thousands)

	Six Months Ended
	July 30, 2006	July 31, 2005
		As Previously Reported	Restatement Adjustments	As Restated
Net income	$20,187	$18,208	$(794)	$17,414
Change in unrealized gain/loss on investments, net of tax	361	(281)	—	(281)
Gain (loss) for translation adjustment	18	13	—	13

Comprehensive income	$20,566	$17,940	$(794)	$17,146

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

The goodwill associated with the purchase of XEMICS was $33.0 million as of July 30, 2006 and $33.1 million as of January 29, 2006, an insignificant amount of which is expected to be deductible for tax purposes. Presented below is a summary of the impact of changes to goodwill since the date of acquisition.

Goodwill (in thousands)

	Beginning balance on date of acquisition	Adjustments to date	Balance as of July 30, 2006
Goodwill	$32,941	$29	$32,970

There was $275,000 and $640,000 of expense in the second quarter and first six months of fiscal year 2007, respectively, and $954,000 of expense in fiscal year 2006 for amortization of other intangible items associated with the acquisition of XEMICS. The remaining $4.8 million balance of other intangible items, as detailed below, will be amortized over future periods. No significant residual value is expected. There are no tax-related benefits from these acquisition related costs.

Other Intangibles (in thousands)

	Beginning balance on date of acquisition	Amortization to date	Balance as of July 30, 2006	Remaining period to be amortized
Backlog associated with customer design wins	$400	$(400)	$—	0 months
Core technologies	6,000	(1,182)	4,818	53 months
Customer relationships	30	(13)	17	17 months

Other Intangibles	$6,430	$(1,595)	$4,835

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

The case against the remaining insurance company is still pending but no trial date has been set. The Company is unable to predict if a settlement will be reached prior to trial. There is no assurance that the Company will prevail at trial or that the insurance company will not appeal if the Company does prevail. Legal fees and expenses related to pursuit of the insurance recovery have been, and will continue to be, expensed in the period incurred. The insurance recoveries and related legal fees and expenses for the second quarters and first six months of fiscal years 2007 and 2006 are set forth on the consolidated condensed statements of income statement as a separate line item titled “Insurance related legal expenses”. If the settlement amount or amount awarded at trial is less than the Company seeks, if the Company fails to prevail at trial, or if the Company or insurance company appeals the decision, total legal expenses associated with the litigation since its inception may exceed the amount recovered from the insurance companies.

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

Expiration of Stock Options During the Restatement Process

The exercise of stock options was prohibited during the restatement process because the Company’s filings with the SEC were not current. If employees prohibited from exercising expiring stock options during the restatement process are not compensated in some fashion, the Company’s ability to retain its workforce could be harmed significantly. In this regard, the Compensation Committee of the Board of Directors authorized cash payments of approximately $435,000 to three current employees, with the expense recognized during the third quarter of fiscal year 2007. Likewise, in the third quarter of fiscal year 2007 the Compensation Committee authorized a cash payment of approximately $55,000 to a former employee who protested the inability to exercise his options within the established post-termination period. The Company may be subject to similar claims by other optionees and, in that regard, the Company has accrued $2.1 million pre-tax in the fourth quarter of fiscal year 2007 for certain employee and director options that expired or lapsed in the fourth quarter of fiscal year 2007 and in the first quarter of fiscal year 2008 excluding, most notably, expired and lapsed options held by the Chief Financial Officer (“Former CFO”) and Treasurer (“Former Treasurer”) who were serving at the time the Special Committee’s report was issued.

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

This discussion contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,.” “should,” “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of our annual report on Form 10-K/A for the year ended January 29, 2006. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Restatement of Consolidated Financial Statements Based on Review of Stock Option Practices

Just prior to the regularly scheduled due date of our Form 10-Q for the first quarter of fiscal year 2007, we began investigating our historical stock option practices. In July 2006, it was concluded that pursuant to the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related authoritative guidance, the accounting measurement dates for certain stock options granted primarily during fiscal years 1998 through 2003 required correction. Thus, we announced that our previously issued financial statements and the related reports of our independent public accountants, earnings press releases, and similar communications should no longer be relied upon pending restatement of our financial statements for fiscal years 2002 through 2006 to record a material level of additional non-cash compensation expense. For fiscal years 1996 through 2006, inclusive, the cumulative non-cash stock-based compensation expense resulting from the revised measurement dates and other option related adjustments related to option grants or modifications was approximately $91.0 million pre-tax and $62.3 million on a net of tax basis.

The cumulative, pre-tax, non-cash, stock-based compensation expense resulting from the revised measurement dates and other option related adjustments discussed above was approximately $523,000 and $1.1 million, respectively, for the second quarter and first six months of fiscal year 2006 that ended July 31, 2005. The net of tax charges for the second quarter and first six months of fiscal year 2006 were $376,000 and $794,000, respectively. The adjustments related to stock options did not affect our revenues for these periods and had no impact on net cash provided by operating activities or on investing or financing cash flows for these periods. See Note 1A to the financial statements included in this report.

The Restatement Adjustments had an immaterial impact on net income for the second quarter of fiscal year 2007. Amortization of the Restatement Adjustments contributed approximately $5,000 to pre-tax stock-based compensation expense for the second quarter of fiscal year 2007. For the six months ended July 30, 2006, stock-based compensation expense related to the restatement was $63,000, which includes $30,000 attributable to reversal of non-cash compensation expense that was capitalized into inventory as part of the restatement.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the second quarter of fiscal year 2007 were 33% of net sales. The remaining 67% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines, Germany, Singapore and Thailand. For the most recent fiscal year that ended January 29, 2006, approximately 58% of our silicon, in terms of finished wafers purchased, was manufactured in China. Foreign sales for the second quarter of fiscal year 2007 constituted approximately 87% of our net sales. Approximately 90% of foreign sales are to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

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

During the second quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development. From the closing date of June 23, 2005 until the end of our second quarter of fiscal year 2007 on July 30, 2006, we incurred $1.6 million of expense for amortization of other intangible items. The remaining $4.8 million balance of other intangible items as of the end of the second quarter of fiscal year 2007 will be amortized over future periods. There are no tax-related benefits from these acquisition related costs.

Additional information regarding the acquisition is provided in Note 9 to the unaudited financial statements included in this Form 10-Q.

Critical Accounting Policies and Estimates

During the second quarter and six months ended July 30, 2006, other than the adoption of SFAS 123(R) noted below, there have been no significant changes to our critical accounting policies as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K/A for the fiscal year 2006 that ended on January 29, 2006.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended
	July 30, 2006	July 31, 2005
		As Previously Reported	Restatement Adjustment	As Reported
Net Sales	100.0%	100.0%	0.0%	100.0%
Cost of Sales	45.5%	44.6%	0.1%	44.7%

Gross Profit	54.5%	55.4%	-0.1%	55.3%
Operating costs and expenses:
Selling, general & administrative	27.0%	18.8%	0.5%	19.4%
Product development & engineering	15.7%	16.1%	0.2%	16.3%
Acquisition related write-offs and amortization	0.4%	7.1%	0.0%	7.1%
Insurance related legal expenses/(settlements)	0.2%	-3.0%	0.0%	-3.0%

Total operating costs and expenses	43.3%	39.1%	0.8%	39.8%

Operating income	11.2%	16.3%	-0.9%	15.4%
Interest and other income, net	4.9%	2.4%	0.0%	2.4%

Income before taxes	16.1%	18.8%	-0.9%	17.9%
Provision for taxes	3.1%	6.1%	-0.3%	5.8%

Net income	13.0%	12.7%	-0.6%	12.1%

	Six Months Ended
	July 30, 2006	July 31, 2005
		As Previously Reported	Restatement Adjustment	As Reported
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	44.0%	44.1%	0.1%	44.2%

Gross Profit	56.0%	55.9%	-0.1%	55.8%
Operating costs and expenses:
Selling, general & administrative	24.9%	18.8%	0.6%	19.4%
Product development & engineering	16.0%	15.7%	0.3%	16.0%
Acquisition related write-offs and amortization	0.5%	3.6%	0.0%	3.6%
Insurance related legal expenses/(settlements)	0.2%	-1.0%	0.0%	-1.0%

Total operating costs and expenses	41.6%	37.1%	0.9%	38.0%

Operating income	14.4%	18.8%	-1.0%	17.8%
Interest and other income, net	4.6%	2.9%	0.0%	2.9%

Income before taxes	19.0%	21.7%	-1.0%	20.7%
Provision for taxes	3.6%	5.7%	-0.3%	5.4%

Net income	15.4%	16.0%	-0.7%	15.3%

Comparison Of The Three Months Ended July 30, 2006 and July 31, 2005

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The second quarters of fiscal years 2007 and 2006 were each made up of 13 weeks.

Net Sales. Net sales for the second quarter of fiscal year 2007 were $64.9 million, an increase of 12% compared to $58.0 million for the second quarter of fiscal year 2006. End-application demand for our products in the second quarter of fiscal year 2007 compared to the prior year period was most impacted by a nearly 75% increase of sales of products into the industrial, medical and military (part of the end-market of “industrial/other”) markets and a doubling of sales into the ATE end-market. The added sales following the June 2005 acquisition of XEMICS, most of which are tied to the industrial/other end-market, was in part the catalyst behind the year-over-year increase in the industrial/other end-market. These gains were partially offset by an approximate 10% decline in computer related applications, such as desktop and notebook computers and a 13% decline in cellular phone applications. Wireline communications equipment related applications were essentially flat in the second quarter of fiscal year 2007 compared to the same period in the prior year.

Our estimate of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Three Months Ended July 30, 2006	Three Months Ended July 31, 2005
Computer	24%	30%
Communications	38%	46%
Industrial/Other	38%	24%

Total	100%	100%

Standard Semiconductor Products represented 94% of net sales in the second quarter of fiscal year 2007, while 6% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 96% of net sales in the second quarter of fiscal year 2006 and Rectifier, Assembly and Other Products’ sales were 4%. Sales of Standard Semiconductor Products increased 10% in the second quarter of fiscal year 2007 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 54% in the second quarter of fiscal year 2007 as compared to the prior year period.

Net Sales by Reportable Segment

(in thousands)

	Three Months Ended		Three Months Ended
	July 30, 2006	% sales	July 31, 2005	% sales	Change
Standard Semiconductor Products	$60,955	94%	$55,414	96%	10%
Rectifier, Assembly and Other Products	$3,966	6%	$2,575	4%	54%

Net sales	$64,921	100%	$57,989	100%	12%

The 10% increase in sales of Standard Semiconductor Products in the second quarter of fiscal year 2007 reflected a general improvement of sales into the industrial/other end-markets, and was only partially offset by declines into computer and certain areas of the communications end-markets. As noted above, a nearly 75% increase of sales of products into the industrial, medical and military (part of the end-market of “industrial/other”) markets and a doubling of sales into the ATE end-market occurred in the second quarter of fiscal year 2007, all of which are from the Standard Semiconductor Products segment. The added sales following the June 2005 acquisition of XEMICS, most of which are tied to the industrial/other end-market, was in part the catalyst behind the year-over-year increase in these end-markets and the Standard Semiconductor Products segment.

Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “industrial/other”) increased 54% in the second quarter of fiscal year 2007 compared to the prior year period due to surge in demand from specific industrial and military customers. These products are older technology products and have a very limited customer base.

Gross Profit. Gross profit for the second quarter of fiscal year 2007 was $35.4 million, compared to $32.1 million for the prior year period. The increase reflected a 12% increase in sales that was only partially offset by a decline in gross margin to 54%, down from 55% in the prior year’s second quarter.

The decline in gross margin from 55% in the second quarter of fiscal year 2006 to 54% for the second quarter of fiscal year 2007 was most impacted by lower average selling prices, lower manufacturing absorption associated with products sold into the communications and computer segments (part of Standard Semiconductor Products), inventory reserves related to certain Standard Semiconductor Products that were determined to be excess and obsolete, as well as an increase in sales of military related products (part of Rectifier, Assembly and Other Products ) that have below corporate average gross margins.

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

Operating Costs and Expenses. Operating costs and expenses were $28.1 million, or 43% of net sales in the second quarter of fiscal year 2007. Operating costs and expenses for the second quarter of fiscal year 2006 were $23.1 million, or 40% of net sales. Operating costs and expenses in the second quarters of fiscal year 2007 and fiscal year 2006 were impacted by $4.2 million and $523,000 of pre-tax expense, respectively, associated with stock-based compensation.

Operating Costs & Expenses

(in thousands)

	Three Months Ended July 30, 2006		Three Months Ended July 31, 2005 (As restated) (1)
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$17,512	27%	$11,229	19%	56%
Product development and engineering	10,189	16%	9,462	16%	8%
Acquisition related costs	275	0%	4,136	7%	-100%
Insurance related legal costs/(settlements)	106	0%	(1,726)	-3%	-106%

Total operating costs and expenses	$28,082	43%	$23,101	40%	22%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 1A of the financial statements included in Item 1 of this report.

Operating costs and expenses for the second quarters of fiscal year 2006 and fiscal year 2007 include legal fees and expenses related to litigation by the Company seeking insurance recovery of amounts associated with resolution of a past customer dispute. Selling, general and administrative and product development and engineering costs and expenses in the second quarter of fiscal year 2006 also reflect the added spending associated with the XEMICS’ operations that were acquired in June 2005. Selling, general and administrative expenses during the second quarter of fiscal year 2007 include approximately $2.3 million for legal, accounting, tax and other professional services in connection with the investigation of our historical stock option practices, the government inquiries regarding the same, the preparation of the restated financial statements, the related derivative litigation, and other matters associated with or stemming from the restatement and the underlying circumstances. These expenses include claims for advancement of legal expenses to current and former directors, officers and employees. See Notes 5, 6 and 11 to the financial statements included in this report for additional information regarding these restatement-related expenses.

Operating Income. Operating income was $7.3 million in the second quarter of fiscal year 2007, down from operating income of $9.0 million in the second quarter of fiscal year 2006. Operating income was favorably impacted by a 12% increase in net sales that was more than offset by a decline in gross margin to 54%, down from 55% in the prior year’s period, and a 22% increase in operating cost and expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Three Months Ended July 30, 2006	% sales	Three Months Ended July 31, 2005 (As restated) (1)	% sales	Change
Standard Semiconductor Products	$6,041	83%	$8,461	95%	-29%
Rectifier, Assembly and Other Products	$1,240	17%	$492	5%	152%

Total operating income	$7,281	100%	$8,953	100%	-19%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 7

Certain corporate level expenses not directly attributable to a segment are allocated to the segments based on percentage of sales. Beginning with the second quarter of fiscal year 2007, these allocated expenses include expenses associated with the Company’s investigation into its historical stock option practices, the restatement of its historical financial statements, and related matters.

Operating income in the second quarter of fiscal year 2007 for the Standard Semiconductor Products segment declined as a result of slightly lower gross margin and higher operating expenses, which included $3.9 million of stock-based compensation, $275,000 of acquisition related costs, and $2.2 million of expense associated with the investigation into our historical stock option practices. Operating income for the Rectifier, Assembly and Other Products segment increased in the second quarter of fiscal year 2007 compared to the prior year, reflecting the impact of a 54% increase in sales and higher gross margins, which were only partially offset by higher operating expenses.

Included in operating income for the Standard Semiconductor Products segment in the second quarters of fiscal year 2006 and fiscal year 2007 are pre-tax costs of $4.1 million and $275,000, respectively, that were incurred for acquisition related write-offs and amortization associated with the acquisition of XEMICS on June 23, 2005.

Interest and Other Income, Net. Net interest and other income was $3.2 million in the second quarter of fiscal year 2007. Net interest and other income in the second quarter of fiscal year 2006 was $1.4 million.

Interest and other income includes interest income from investments and other items. It also includes the impact of changes in the value of foreign currencies held. The increase in net interest and other income in the second quarter of fiscal year 2007 resulted mostly from higher absolute amounts of interest income due to higher rates of return on investments.

Provision for Taxes. Provision for income taxes was $2.0 million for the second quarter of fiscal year 2007, compared to $3.4 million in the second quarter of fiscal year 2006. The effective tax rate for the second quarter of fiscal year 2007 was 20% and for the second quarter of fiscal year 2006 was 33%. There are several factors which can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors.

Comparison Of The Six Months Ended July 30, 2006 and July 31, 2005

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first six months of fiscal years 2007 and 2006 were each made up of 26 weeks.

Net Sales. Net sales for the first six months of fiscal year 2007 were $130.9 million, an increase of 15% compared to $114.2 million for the first six months of fiscal year 2006. End-application demand for our products in the first six months of fiscal year 2007 compared to the prior year period was most impacted a doubling of sales into the industrial, medical and military (“industrial/other”) markets and by $6.0 million of incremental sales into the ATE end-markets. The added sales following the June 2005 acquisition of XEMICS, most of which are tied to the industrial/other end-market, was in part the catalyst behind the year-over-year increase in the industrial/other end-market. These gains were partially offset by an approximate 13% decline in computer related applications, such as desktop and notebook computers and a 13% decline in cellular phone applications in the first six months of fiscal year 2007 compared to the same period in the prior year.

Our estimate of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Six Months Ended July 30, 2006	Six Months Ended July 31, 2005
Computer	24%	31%
Communications	39%	49%
Industrial/Other	37%	20%

Total	100%	100%

Standard Semiconductor Products represented 94% of net sales in the first six months of fiscal year 2007, while 6% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 95% of net sales in the first six months of fiscal year 2006 and Rectifier, Assembly and Other Products’ sales were 5%. Sales of Standard Semiconductor Products increased 13% in the first six months of fiscal year 2007 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 40% in the first six months of fiscal year 2007 as compared to the prior year period.

Net Sales by Reportable Segment

(in thousands)

	Six Months Ended		Six Months Ended
	July 30, 2006	% sales	July 31, 2005	% sales	Change
Standard Semiconductor Products	$123,362	94%	$108,798	95%	13%
Rectifier, Assembly and Other Products	7,502	6%	5,365	5%	40%

Net sales	$130,864	100%	$114,163	100%	15%

The 13% increase in sales of Standard Semiconductor Products in the first six months of fiscal year 2007 reflected a general improvement of sales into the industrial/other end-markets that were partially reduced by declines in the computing and communications end-markets. As noted above, sales into the industrial, medical and military (“industrial/other”) markets doubled and there was $6.0 million of incremental sales into the ATE end-markets during the first six months of fiscal year 2007 compared to the prior year period. The added sales following the June 2005 acquisition of XEMICS, most of which are tied to the industrial/other end-market, was in part the catalyst behind the year-over-year increase in the industrial/other end-market. These gains were partially offset by an approximate 13% decline in computer related applications, such as desktop and notebook computers and a 13% decline in cellular phone applications, both of which largely impacted sales of Standard Semiconductor Products.

Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “industrial/other”) increased 40% in the first six months of fiscal year 2007 compared to the prior year period due to surge in demand from specific industrial and military customers. These products are older technology products and have a very limited customer base.

Gross Profit. Gross profit for the first six months of fiscal year 2007 was $73.3 million, compared to $63.7 million for the prior year period. The increase was due to a 15% increase in sales and relatively flat gross margin at 56% for both periods.

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

Operating Costs and Expenses. Operating costs and expenses were $54.4 million, or 42% of net sales in the first six months of fiscal year 2007. Operating costs and expenses for the first six months of fiscal year 2006 were $43.4 million, or 38% of net sales. Operating costs and expenses in the first six months of fiscal year 2007 and fiscal year 2006 were impacted by $8.1 million and $1.1 million of pre-tax expense, respectively, associated with stock-based compensation.

Operating Costs & Expenses

(in thousands)

	Six Months Ended July 30, 2006		Six Months Ended July 31, 2005 (As restated) (1)
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$32,636	25%	$22,086	19%	48%
Product development and engineering	20,891	16%	18,275	16%	14%
Acquisition related costs	640	0%	4,136	4%	-100%
Insurance related legal costs/(settlements)	266	0%	(1,132)	-1%	-123%

Total operating costs and expenses	$54,433	42%	$43,365	38%	26%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 1A.

Operating costs and expenses for the first six months of fiscal year 2006 and fiscal year 2007 include legal fees and expenses related to litigation by the Company seeking insurance recovery of amounts associated with resolution of a past customer dispute. Selling, general and administrative and product development and engineering costs and expenses in the first six months of fiscal year 2006 also reflect the added spending associated with the XEMICS’ operations that were acquired in June 2005. Selling, general and administrative expenses during the first six months of fiscal year 2007 include approximately $2.3 million for legal, accounting, tax and other professional services in connection with the investigation of our historical stock option practices, the government inquiries regarding the same, the preparation of the restated financial statements, the related derivative litigation, and other matters associated with or stemming from the restatement and the underlying circumstances. These expenses include claims for advancement of legal expenses to current and former directors, officers and employees. See Notes 5, 6 and 11 to the financial statements included in this report for additional information regarding these expenses.

Operating Income. Operating income was $18.9 million in the first six months of fiscal year 2007, down from operating income of $20.3 million in the first six months of fiscal year 2006. Operating income was favorably impacted by a 15% increase in net sales, which was more than offset by a 26% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Six Months Ended July 30, 2006	% sales	Six Months Ended July 31, 2005 (As restated) (1)	% sales	Change
Standard Semiconductor Products	$16,681	89%	$19,131	94%	-13%
Rectifier, Assembly and Other Products	$2,160	11%	$1,155	6%	87%

Total operating income	$18,841	100%	$20,286	100%	-7%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 7.

Certain corporate level expenses not directly attributable to a segment are allocated to the segments based on percentage of sales. Beginning with the second quarter of fiscal year 2007, these allocated expenses include, expenses associated with the Company’s investigation into its historical stock option practices, the restatement of its historical financial statements, and related matters.

Operating income in the first six months of fiscal year 2007 for the Standard Semiconductor Products segment declined as a result of higher operating expenses, which included $8.1 million of stock-based compensation, $640,000 of acquisition related costs and $2.7 million of expense associated with the investigation into our historical stock option practices and related matters . Operating income for the Rectifier, Assembly and Other Products segment increased in the first six months of fiscal year 2007 compared to the prior year, reflecting the impact of a 40% increase in sales, which was only partially offset by higher operating expenses.

Included in operating income for the Standard Semiconductor Products segment in the first six months of fiscal year 2006 and fiscal year 2007 are pre-tax costs of $4.1 million and $640,000, respectively, that were incurred for acquisition related write-offs and amortization associated with the acquisition of XEMICS on June 23, 2005.

Interest and Other Income, Net. Net interest and other income was $6.1 million in the first six months of fiscal year 2007. Net interest and other income in the first six months of fiscal year 2006 was $3.3 million.

Interest and other income includes interest income from investments and other items. It also includes the impact of changes in the value of foreign currencies held. The increase in net interest and other income in the first six months of fiscal year 2007 resulted mostly from higher absolute amounts of interest income due to higher rates of return on investments.

Provision for Taxes. Provision for income taxes was $4.7 million for the first six months of fiscal year 2007, compared to $6.2 million in the first six months of fiscal year 2006. The effective tax rate for the first six months of fiscal year 2007 was 19% and for the first six months of fiscal year 2006 was 26%. There are several factors which can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets and liabilities.

As of July 30, 2006, we had working capital of $307.3 million, compared with $235.4 million as of January 29, 2006. The ratio of current assets to current liabilities as of July 30, 2006 was 11.0 to 1, compared to 10.0 to 1 as of January 29, 2006. The increase in working capital as of July 30, 2006 was mostly the result of a $35.3 million increase in cash and cash equivalents reflecting general profitability, as well as a $34.6 million increase in temporary investments as a result of the maturity of certain investments.

Our combined amount of cash and cash equivalents, temporary investments and long-term investments was $307.4 million as of July 30, 2006, up from $278.2 million as of January 29, 2006. We have no long-term debt and had $6.6 million of other long-term liabilities as of July 30, 2006. Our combined amount of cash and cash equivalents, temporary investments and long-term investments would generally be available for any capital or liquidity needs.

Operating Cash Flows. Cash provided by operating activities was $38.9 million for the first six months of fiscal year 2007, compared to cash provided by operating activities of $24.0 million for the first six months of fiscal year 2006. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $5.7 million and $5.5 million in the first six months of fiscal year 2007 and 2006, respectively.

In addition to depreciation and amortization, operating cash flows in the first six months of fiscal year 2007 were primarily positively impacted by net income of $20.2 million, $8.5 million of stock-based compensation, and the tax benefit on stock-based compensation. The positive impact of these items was partially offset by various changes in assets and liabilities, the largest being increases in inventories and receivables.

Operating cash flows in the first six months of fiscal year 2006 was positively impacted by net income of $17.4 million, the depreciation and amortization noted above, a decrease in deferred income taxes, the tax benefit of stock-based compensation, and a write-off of in process research and development. The benefit of these items was partially offset by various changes in assets and liabilities, the largest being increases in other assets, inventories and receivables, and declines in accounts payable and accrued liabilities and deferred revenue.

Operating cash flows in the first six months of fiscal year 2007 were $18.7 million higher than net income for the period, reflecting in part the add-back of $5.7 million of depreciation and amortization and $8.5 million of stock-based compensation.

Operating cash flows in the first six months of fiscal year 2006 were $6.6 million higher than net income for the period, reflecting in part the add-back of $5.5 million of depreciation and amortization and a $4.0 million write-off of in-process research and development.

Cash Flows Related to Investing Activities. Investing activities provided $5.9 million in the first six months of fiscal year 2007 compared to $50.4 million used in the prior year period. Investing activities for both periods consist of changes in investments and cash used for capital expenditures. Included in the first six months of fiscal year 2007 was $1.2 million provided from the sale of equipment. Additions to property, plant and equipment for the first six months of fiscal year 2007 and 2006, which represent a use of cash for investing activities, were $1.6 million and $6.9 million, respectively. The combination of the purchase of available-for-sale investments and proceeds from sale and maturities of available-for-sale investments for both periods reflect the net sale or maturity of investments.

Investing activities for the first six months of fiscal year 2006 included the $42.4 million outlay (net of cash acquired) for the acquisition of XEMICS in the second quarter.

Cash Flows Related to Financing Activities. Our financing activities used $9.6 million during the first six months of fiscal year 2007 and $13.6 million in the prior year period. Financing activities for the first six months of fiscal year 2007 reflect $3.1 million of proceeds from stock option exercises and the reissuance of treasury stock, $2.2 million from excess tax benefit received on stock options, which together were more than offset by $14.2 million used to repurchase treasury stock pursuant to a stock buyback program. Financing activities for the first six months of fiscal year 2006 reflect $4.9 million of proceeds from stock option exercises and the reissuance of treasury stock, which together were more than offset by $18.4 million used to repurchase treasury stock and $112,000 repayment of notes payable.

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

A portion of our capital resources, and the related liquidity they represent, are held by our foreign subsidiaries. As of July 30, 2006, approximately $89 million of our cash, cash equivalents and short-term investments were held in Switzerland, compared to $60 million held in Switzerland as of January 29, 2006. If we need these funds for investment in domestic operations, any repatriation could have negative tax implications.

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

Interest Rate and Market Risk

As of July 30, 2006, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of July 30, 2006, we had $100.8 million of cash and cash equivalents and $206.6 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments.

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

Specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of a material weakness in internal controls over financial reporting, more specifically, a material weakness in our control environment: During a portion of the period covered by this report, the Company was under the leadership of the Former CEO, who was found by the Special Committee to have manipulated option grants in the past. In addition, the Former CFO, who the Special Committee found to have known or should have known of the past manipulation and initiated or participated in some manipulative acts in the past, directed the finance function during and at the end of the period covered by this report. Two other executives active in the management of the Company during the period covered by this report were also found to have some degree of culpability. The Former CEO was serving as Chairman of the Board during the period covered by this report and thus was his role in the disclosure process was more attenuated than when serving as the chief executive officer. Nevertheless, our disclosure controls were not effective as of the end of the period covered by this report due to the role of the Former CEO and the key role of the Former CFO in the process.

Changes in Internal Controls

As noted above, we had a material weakness in internal controls as of the end of the period covered by this report. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the second quarter of fiscal year 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Sales of Unregistered Securities

Not applicable

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the second quarter of fiscal year 2007.

Issuer Purchases of Equity Securities

Calendar Month/Year	Total Number of Shares Purchased (2) (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May-06	—	—	—	$50.3 million

Jun-06	—	—	—	$50.3 million

Jul-06	—	—	—	$50.3 million

Total second quarter	—	—	—

(1)	On February 24, 2004 the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). On June 27, 2005, the Company announced that it had used up the initial authorization and that its Board of Directors had approved an additional $50.0 million for the 2004 Program. On May 25, 2006, the Company announced that it had used up most of the previous authorizations and that its Board of Directors had approved an additional $50.0 million for the 2004 Program, bringing the total authorized under the program to $150 million. The 2004 Program does not have an expiration date. No publicly announced plan or program of the Company for the purchase of shares expired during the period covered by the table.

(2)	The Company has not made any repurchases of its common stock since April 2006, which was prior to receipt of the notifications that began the investigations that led to the restatement described in Note 1A to the financial statements included in this report.
(3)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors. Current and former employees and directors were prohibited from exercising stock options from June 15, 2006 until completion of the restatement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As contemplated by the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 9, 2006 (“Proxy Statement”), an Annual Meeting of Shareholders was held on June 15, 2006.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act of 1934; there was no solicitation in opposition to the management’s nominees as listed in the Proxy Statement; and all such nominees were elected.

At the June 15, 2006 Annual Meeting, the shareholders of the Company voted on two matters:

First, the shareholders elected the following individuals to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified:

	Votes Cast For	Votes Withheld
Glen M. Antle	67,982,228	969,406
James P. Burra	67,760,468	1,191,166
Rockell N. Hankin	67,691,212	1,260,422
James T. Lindstrom	68,030,614	921,020
Mohan R. Maheswaran	67,993,157	958,477
John L. Piotrowski	67,365,901	1,585,733
John D. Poe	67,915,080	1,036,554
James T. Schraith	67,751,434	1,200,200

Also, the shareholders approved the appointment of Ernst & Young LLP as the Company’s independent registered public accountant for fiscal year 2007. The appointment was ratified by a vote of 64,540,731 shares, with 4,287,394 votes against, 123,509 abstentions and no non-votes.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location
10.1	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

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