Form 10-Q
period 2006-10-29
SEMTECH CORP
filed 2007-03-29
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 29, 2006

or

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

We did not amend any of our previously filed Quarterly Reports on Form 10-Q to reflect the Restatement Adjustments. This Form 10-Q restates our consolidated condensed financial statements as of and for the three months and nine months ended October 30, 2005 to reflect the effect of the Restatement Adjustments.

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

FOR THE QUARTER ENDED OCTOBER 29, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29 2006	October 30 2005 (As restated) (1)	October 29 2006	October 30 2005 (As restated) (1)
Net sales	$63,711	$60,870	$194,575	$175,033
Cost of sales	29,188	26,648	86,778	77,159

Gross profit	34,523	34,222	107,797	97,874

Operating costs and expenses:
Selling, general and administrative	19,952	11,738	52,588	33,825
Product development and engineering	9,628	10,204	30,519	28,479
Acquisition related items	276	409	916	4,545
Insurance related legal expenses / (settlements)	32	502	298	(630)

Total operating costs and expenses	29,888	22,853	84,321	66,219

Operating income	4,635	11,369	23,476	31,655
Interest and other income, net	3,509	1,929	9,592	5,266

Income before taxes	8,144	13,298	33,068	36,921
Provision for taxes	1,798	2,026	6,535	8,235

Net income	$6,436	$11,272	$26,533	$28,686

Earnings per share:
Basic	$0.09	$0.15	$0.37	$0.39
Diluted	$0.09	$0.15	$0.36	$0.38

Weighted-average number of shares:
Basic	72,298	73,239	72,388	73,633
Diluted	73,718	75,564	74,095	76,252

See accompanying notes. The accompanying notes are an integral part of these statements.

(1).	See Note 1A, “Restatement of Consolidated Financial Statements” of the Notes to “Consolidated Condensed Financial Statements.”

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	October 29 2006	January 29 2006
	(Unaudited)	(As restated) (1)
Assets

Current assets:
Cash and cash equivalents	$110,060	$65,543
Temporary investments	154,667	130,185
Receivables, less allowances	25,867	27,141
Inventories	25,252	23,595
Deferred income taxes	10,056	6,361
Other current assets	7,079	8,757

Total current assets	332,981	261,582
Property, plant and equipment, net	50,402	56,957
Investments, maturities in excess of 1 year	61,647	82,458
Deferred income taxes	21,297	22,578
Goodwill	32,748	33,132
Other intangibles, net	4,559	5,476
Other assets	11,092	10,763

Total Assets	$514,726	$472,946

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$11,807	$12,325
Accrued liabilities	14,680	11,064
Income taxes payable	1,856	701
Deferred revenue	2,058	1,360
Deferred income taxes	1,452	562
Other current liabilities	96	96

Total current liabilities	31,949	26,108
Deferred income taxes	2,650	3,707
Other long-term liabilities	7,122	5,478
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 77,061,426 issued and 72,304,877 outstanding on October 29, 2006 and 76,773,473 issued and 72,693,804 outstanding on January 29,2006	774	770
Treasury stock, at cost, 4,756,549 shares as of October 29, 2006 and 4,079,669 shares as of January 29, 2006	(85,955)	(73,963)
Additional paid-in capital	312,576	290,932
Retained earnings	245,923	220,758
Accumulated other comprehensive income	(313)	(844)

Total stockholders’ equity	473,005	437,653

Total Liabilities and Stockholders’ Equity	$514,726	$472,946

See accompanying notes. The accompanying notes are an integral part of these statements.

(1).	See Note 1A, “Restatement of Consolidated Financial Statements” of the Notes to “Consolidated Condensed Financial Statements.”

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	October 29 2006	October 30, 2005 (As restated) (1)
Cash flows from operating activities:
Net income	$26,533	$28,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,711	8,677
Deferred income taxes	(2,581)	4,430
Stock-based compensation	12,212	1,399
Tax benefit on stock based compensation	7,041	1,879
Excess tax benefits	(1,529)	—
In process research and development write-off	—	4,000
Loss on disposition of property, plant and equipment	85	216
Changes in assets and liabilities:
Accounts receivable	1,380	(1,790)
Inventories	(1,657)	1,119
Other assets	1,351	1,195
Accounts payable and accrued liabilities	3,099	(4,126)
Deferred revenue	698	(905)
Income taxes payable	1,155	(1,649)
Other liabilities	1,644	2,441
Other	75	—

Net cash provided by operating activities	58,217	45,572
Cash flows from investing activities:
Purchase of available-for-sale investments	(24,322)	(55,818)
Proceeds from sales and maturities of available-for-sale investments	21,331	65,540
Proceeds on sale of assets	1,197	(269)
Purchase of XEMICS, net of cash acquired	—	(42,444)
Additions to property, plant and equipment	(2,343)	(9,640)

Net cash provided by (used in) investing activities	(4,137)	(42,631)
Cash flows from financing activities:
Repayment of notes payable to bank	—	(873)
Excess tax benefit received on stock options	1,529	—
Exercise of stock options	2,240	5,464
Repurchase of treasury stock	(14,240)	(33,016)
Reissuance of treasury stock	906	1,293

Net cash used in financing activities	(9,565)	(27,132)
Effect of exchange rate changes on cash and cash equivalents	2	(155)

Net increase (decrease) in cash and cash equivalents	44,517	(24,346)
Cash and cash equivalents at beginning of period	65,543	82,154

Cash and cash equivalents at end of period	$110,060	$57,808

See accompanying notes. The accompanying notes are an integral part of these statements.

(1).	See Note 1A, “Restatement of Consolidated Financial Statements” of the Notes to “Consolidated Condensed Financial Statements.”

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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech Corporation and its subsidiaries as of October 29, 2006, the results of their operations for the third quarter and first nine months then ended, and their cash flows for the first nine months then ended. As discussed in Note 1A below, the accompanying financial statements for the quarter and nine months ended October 30, 2005 are restated.

The results reported in these consolidated condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week quarter in 53-week years. The third quarters and first nine months of fiscal year 2007 and fiscal year 2006 each consisted of 13 weeks and 39 weeks, respectively.

Earnings Per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the respective reporting period. Diluted earnings per common share incorporate the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock. The weighted-average number of shares used to compute basic earnings per share in the third quarters of fiscal years 2007 and 2006 was approximately 72,298,000 and 73,239,000, respectively. The weighted-average number of shares used to compute diluted earnings per share in the third quarters of fiscal years 2007 and 2006 was approximately 73,718,000 and 75,564,000, respectively. The weighted-average number of shares used to compute basic earnings per share in the first nine months of fiscal years 2007 and 2006 was approximately 72,388,000 and 73,633,000, respectively. The weighted-average number of shares used to compute diluted earnings per share in the first nine months of fiscal years 2007 and 2006 was approximately 74,095,000 and 76,252,000, respectively.

Options to purchase approximately 10.2 million shares and 6.3 million shares, respectively, were not included in the computation of the third quarters of fiscal years 2007 and 2006 diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 8.0 million shares and 4.7 million shares, respectively, were not included in the computation of the first nine months of fiscal years 2007 and 2006 diluted net income per share because such options were considered anti-dilutive.

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

In the third quarter of fiscal year 2007, no stock options were granted or exercised and approximately 247,000 options were canceled. As of October 29, 2006, options to purchase approximately 13.7 million shares were outstanding at a weighted-average exercise price of $14.69 per share, including options granted outside of the Company’s stock option plans. As of the same date, there were also outstanding 100,000 shares of restricted stock that were granted as an inducement award outside of the Company’s stock option plans. As of October 29, 2006, the Company had approximately 6.9 million shares available under its plans for future grant of options, restricted stock, or other equity-based awards.

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

On his start date in the first quarter of fiscal year 2007, the Company’s new Chief Executive Officer was awarded 100,000 shares of restricted stock that vests over four years. The terms of the restricted stock award are set forth in the award agreement that is attached as Exhibit 10.1 to the Form 8-K filed by the Company on April 5, 2006. The fair market value of the award was $17.89 per share, which was the closing price of the stock on March 31, 2006, the trading date immediately preceding the grant date. The total expense associated with restricted stock is determined by the fair market value on the date of grant times the number of shares, less an expected forfeiture rate. The total expense is amortized over the vesting period. The Company included $102,000 and $233,000 of expense associated with the restricted stock award in results for the third quarter and first nine months of fiscal year 2007, respectively.

Presented below is the allocation of stock-based compensation for third quarters and nine months ended October 29, 2006 and October 30, 2005. Due to the adoption of SFAS 123(R) in the first quarter of fiscal year 2007, stock-based compensation increased significantly compared to prior periods, as detailed below.

Allocation of Stock-based Compensation

(in thousands)

	Three Months Ended
		October 30, 2005
	October 29, 2006	As Previously Reported	Restatement Adjustments	As Restated
Cost of sales	$351	$—	$43	$43
Selling, general and administrative	2,470	—	237	237
Product development and engineering	942	—	61	61

Stock-based compensation, pre-tax	$3,763	$—	$341	$341
Net change in stock-based compensation capitalized into inventory	$(22)	—		(21)

Total stock-based compensation	$3,741	$—	$341	$320

Included in the pre-tax expense shown above for the third quarter of fiscal year 2007 is approximately $3,000 of amortization related to the Restatement Adjustments.

Allocation of Stock-based Compensation

(in thousands)

	Nine Months Ended
	October 29, 2006	October 30, 2005
		As Previously Reported	Restatement Adjustments	As Restated
Cost of sales	$857	$—	$185	$185
Selling, general and administrative	7,892	—	895	895
Product development and engineering	3,202	—	382	382

Stock-based compensation, pre-tax	$11,951	$—	$1,462	$1,462
Net change in stock-based compensation capitalized into inventory	$261	—	(63)	(63)

Total stock-based compensation	$12,212	$—	$1,399	$1,399

Approximately $291,000 and $51,000 of pre-tax stock-based compensation associated with manufacturing and overhead functions was capitalized as part of inventory as of October 29, 2006 and October 30, 2005, respectively.

Impact of Stock-based Compensation

(in thousands)

	Three Months Ended
		October 30, 2005
	October 29, 2006	As Previously Reported	Restatement Adjustments	As Restated
Stock-based compensation	$3,763	$—	$341	$341
Associated tax effect	(1,081)	—	(95)	(95)

Net effect on net income	$2,682	$—	$246	$246

Effect on earnings per share—
Basic	$0.04	$—	$—	$—
Diluted	$0.04	$—	$—	$—
Weighted average number of shares—
Basic	72,298	73,239	—	73,239
Diluted	73,718	75,449	115	75,564

Impact of Stock-based Compensation
(in thousands)

	Nine Months Ended
		October 30, 2005
	October 29, 2006	As Previously Reported	Restatement Adjustments	As Restated
Stock-based compensation	$11,951	$—	$1,462	$1,462
Associated tax effect	(3,425)	—	(422)	(422)

Net effect on net income	$8,526	$—	$1,040	$1,040

Effect on earnings per share—
Basic	$0.12	$—	$0.01	$0.01
Diluted	$0.12	$—	$0.01	$0.01
Weighted average number of shares—
Basic	72,388	73,633	—	73,633
Diluted	74,095	76,145	507	76,652

In fiscal years 1997 through 2006, the Company reported the pro forma impact of stock-based compensation as permitted by APB 25. Net income and net income per share for the third quarter and first nine months of fiscal year 2006 would have been reduced to the following pro forma amounts had the Company applied the recognition provisions of FAS123 in this prior year period.

Pro Forma Net Income

(in thousands, except earnings per share data)

	Three Months Ended October 30, 2005			Nine Months Ended October 30, 2005
	As Previously Reported	Adjs (1)	As Restated	As Previously Reported	Adjs (1)	As Restated
Net income	$11,518	$(246)	$11,272	$29,726	$(1,040)	$28,686
Add: stock-based compensation included in reported net income, net of tax	—	246	246	—	1,040	1,040
Deduct stock-based compensation expense determined under fair value based method, net of tax	(13,163)	10,050	(3,113)	(18,436)	7,285	(11,151)

Pro forma net income	$(1,645)	$10,050	$8,405	$11,290	$7,285	$18,575

Earnings per share—basic	$0.16	$(0.01)	$0.15	$0.40	$(0.01)	$0.39
Earnings per share—diluted	$0.15	$—	$0.15	$0.39	$(0.01)	$0.38

Pro forma earnings per share—basic	$(0.02)	$0.13	$0.11	$0.15	$0.10	$0.25
Pro forma earnings per share—diluted	$(0.02)	$0.13	$0.11	$0.15	$0.10	$0.25

(1)	Restatement Adjustments. See Note 1A .
(2)	The amount in the Restatement Adjustments column also includes an adjustment for cancellations that had not previously been taken into account.

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

Assumptions in Determining Fair Value of Options

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Expected lives, in years	none issued	5.0	4.36-4.85	5.0
Estimated volatility	none issued	43%	53%-59%	43%-50%
Dividend yield	none issued	0%	0%	0%
Risk-free interest rate	none issued	3.9%-4.5%	4.6%-4.9%	3.7%-4.3%
Weighted-average fair value on grant date of options granted	none issued	$6.71	$10.56	$6.78

As of October 29, 2006, the Company has approximately $25.9 million of unrecognized stock-based compensation cost that will be recognized over a period of approximately five years. The issuance of future grants will add to this unrecognized stock-based compensation balance, while the amortization of expense in future periods associated with existing grants will reduce this unrecognized stock-based compensation balance.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 28, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently evaluating whether the adoption of this statement will have a material effect on its financial condition, results of operations, or liquidity.

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

Additional Compensation Expense by Category

(in thousands, except number of grants)

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

Additional Compensation Expense

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

The cumulative, pre-tax, non-cash, stock-based compensation expense resulting from the revised measurement dates and other option related adjustments discussed above was approximately $341,000 and $1.5 million for the third quarter and first nine months of fiscal year 2006 that ended October 30, 2005, respectively. The net of tax charge for the third quarter and first nine months of fiscal year 2006 was approximately $246,000 and $1.0 million, respectively.

The amount related to this restatement that impacts fiscal year 2007 and future years is immaterial. Amortization of the Restatement Adjustments contributed approximately $3,000 to pre-tax stock-based compensation expense for the third quarter of fiscal year 2007. For the nine months ended October 29, 2006, stock-based compensation expense related to the restatement was $65,000, which includes $30,000 attributable to reversal of non-cash compensation expense that was capitalized into inventory as part of the restatement.

The following table shows the impact of the Restatement Adjustments described above on the previously reported consolidated condensed statement of income for the three months and nine months ended October 30, 2005.

Consolidated Condensed Statement of Income

(in thousands, except per share data)

(unaudited)

	Three months ended October 30, 2005			Nine months ended October 30, 2005
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
NET SALES	$60,870	$—	$60,870	$175,033	$—	$175,033
Cost of sales	26,605	43	26,648	76,974	185	77,159

Gross profit	34,265	(43)	34,222	98,059	(185)	97,874

Operating costs and expenses:
Selling, general and administrative	11,501	237	11,738	32,930	895	33,825
Product development and engineering	10,143	61	10,204	28,097	382	28,479
Acquisition related items	409	—	409	4,545	—	4,545
Insurance related legal expenses and (settlements), net	502	—	502	(630)	—	(630)

Total operating costs and expenses	22,555	298	22,853	64,942	1,277	66,219

Operating income	11,710	(341)	11,369	33,117	(1,462)	31,655

Interest and other income, net	1,929	—	1,929	5,266	—	5,266

Income before taxes	13,639	(341)	13,298	38,383	(1,462)	36,921
Provision for taxes	2,121	(95)	2,026	8,657	(422)	8,235

NET INCOME	$11,518	$(246)	$11,272	$29,726	$(1,040)	$28,686

Earnings per share—
Basic	$0.16	$(0.01)	$0.15	$0.40	$(0.01)	$0.39
Diluted	$0.15	$—	$0.15	$0.39	$(0.02)	$0.38

Weighted average number of shares—
Basic	73,239	—	73,239	73,633	—	73,633
Diluted	75,449	115	75,564	76,145	507	76,252

The following table shows the impact of the Restatement Adjustments described above on certain line items of the previously reported consolidated condensed statement of cash flows for the nine months ended October 30, 2005.

Consolidated Condensed Statement of Cash Flows

(in thousands)

(unaudited)

	Nine months ended October 30, 2005
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net Income	$29,726	$(1,040)	$28,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,677	—	8,677
Deferred income taxes	3,254	1,176	4,430
Stock Based Compensation	—	1,399	1,399
Tax benefit of stock option exercises	3,477	(1,598)	1,879
In process research and development write-off	4,000	—	4,000
Loss on disposition of property, plant and equipment	216	—	216
Changes in assets and liabilities:		—
Receivables	(1,790)	—	(1,790)
Inventories	1,056	63	1,119
Other assets	1,195	—	1,195
Accounts payable and accrued liabilities	(4,126)	—	(4,126)
Deferred revenue	(905)	—	(905)
Income taxes payable (refundable)	(1,649)	—	(1,649)
Other liabilities	2,441	—	2,441

Net cash provided by operating activities	45,572	—	45,572

Net cash provided by (used in) investing activities	(42,631)	—	(42,631)

Net cash used in financing activities	(27,132)	—	(27,132)
Effect of exchange rate changes on cash and cash equivalents	(155)	—	(155)

Net increase (decrease) in cash and cash equivalents	(24,346)	—	(24,346)
Cash and cash equivalents at beginning of period	82,154	—	82,154

Cash and cash equivalents at end of period	$57,808	$—	$57,808

The table below shows the effect of the Restatement Adjustments on our previously reported Consolidated Balance Sheet for January 29, 2006. The primary balance sheet impact was a reclassification between additional paid in capital and retained earnings.

Consolidated Balance Sheet

(in thousands, except per share data)

	January 29, 2006
	As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$65,543	$—	$—	$65,543
Temporary investments	130,185	—	—	130,185
Receivables, less allowances of $ 462	27,194	—	(53)	27,141
Inventories	23,678	30	(113)	23,595
Deferred income taxes	6,327	—	34	6,361
Other current assets	8,757	—	—	8,757

Total current assets	261,684	30	(132)	261,582
Property, plant and equipment, net	56,957	—	—	56,957
Investments, maturities in excess of 1 year	82,458	—	—	82,458
Deferred income taxes	23,295	(800)	83	22,578
Goodwill	33,132	—	—	33,132
Other intangibles	5,476	—	—	5,476
Other assets	10,763		—	10,763

TOTAL ASSETS	$473,765	$(770)	$(49)	$472,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,325	$—	$—	$12,325
Accrued liabilities	11,064	—	—	11,064
Income taxes payable	738	—	(37)	701
Deferred revenue	1,432	—	(72)	1,360
Deferred income taxes	562	—	—	562
Other current liabilities	—	96	—	96

Total current liabilities	26,121	96	(109)	26,108
Deferred income taxes	3,707	—	—	3,707
Other long-term liabilities	5,478		—	5,478
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 authorized 76,773,473 issued and 72,693,804 outstanding	770	—	—	770
Treasury stock,				—
Treasury stock, 4,079,669 at cost	(73,963)	—	—	(73,963)
Additional paid-in capital	229,486	61,446	—	290,932
Retained earnings	283,010	(62,312)	60	220,758
Accumulated other comprehensive loss	(844)	—	—	(844)

Total Stockholders’ equity	438,459	(866)	60	437,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,765	$(770)	$(49)	$472,946

For a side by side comparison of the previously reported balance sheet line items with the restated amounts as of October 30, 2005, see Note 21 Selected Quarterly Financial Data (Unaudited) to the Consolidated Financial Statements included in Item 8 of the Form 10-K/A.

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

As of October 29, 2006, the Company had repurchased 5,388,500 shares of its common stock at a cost of $99.7 million under this program. Of the repurchased shares, 631,951 have been reissued as a result of stock option exercises and the remainder are being held as treasury shares. Treasury shares are expected to be reissued in the future as a result of stock option exercises.

The Company has not made any repurchases of its common stock since April 2006, which was prior to receipt of the notifications that began the investigations that led to the restatement described in Note 1A.

3. Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. As of October 29, 2006, the Company had $154.7 million of temporary investments and $61.6 million of long-term investments. As of January 29, 2006, the Company had $130.2 million of temporary investments and $82.5 million of long-term investments. Certain short-term, highly liquid investments, namely money-market accounts are accounted for as cash and cash equivalents.

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

As a result of changes in the market value of investments, the Company included $320,000 and $39,000 of unrealized gain, net of tax, in comprehensive income for the third quarters of fiscal year 2007 and 2006, respectively. The tax associated with these comprehensive income items were expense of $214,000 and $26,000 in the third quarters of fiscal year 2007 and 2006, respectively. As a result of changes in the market value of investments, the Company included $681,000 of unrealized gain, net of tax, and $247,000 of unrealized loss, net of tax, in comprehensive income for the first nine months of fiscal year 2007 and 2006, respectively. The tax associated with these comprehensive income items were expense of $456,000 and benefit of $166,000 in the first nine months of fiscal year 2007 and 2006, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and cost basis with the difference between these amounts booked as part of comprehensive income:

Investments (in thousands)

	October 29, 2006			January 29, 2006
	Market Value	Cost Basis	Unrealized (Loss)	Market Value	Cost Basis	Unrealized (Loss)
U.S. government issues	$42,012	$42,503	$(491)	$54,678	$55,574	$(896)
State and local government issues	19,980	19,980	—	10,013	10,013	—
Corporate issues	154,322	155,118	(795)	147,952	149,479	(1,527)

Investments	$216,314	$217,601	$(1,286)	$212,643	$215,066	$(2,423)

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

Investments maturities (in thousands)

	October 29, 2006		January 29, 2006
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$154,677	$155,439	$130,185	$131,224
After 1 year through 5 years	41,667	42,182	82,458	83,842
After 5 years through 10 years	—	—	—	—
After 10 years	19,980	19,980	—	—

Investments	$216,314	$217,601	$212,643	$215,066

Investments and interest from cash and cash equivalents generated interest income of $3.5 million and $1.9 million in the third quarters of fiscal years 2007 and 2006, respectively and interest income of $9.3 million and $5.8 million in the first nine months of fiscal years 2007 and 2006, respectively.

4. Inventories

Inventories consisted of the following:

(in thousands)

		As of January 29, 2006
	October 29, 2006	As Previously Reported	Restatement Adjustments	Audit Adjustments	As Restated
Raw materials	$3,061	$2,223	$—	$—	$2,223
Work in progress	15,019	15,587		(124)	15,463
Finished goods	7,172	5,868	30	11	5,909

Inventories	$25,252	$23,678	$30	$(113)	$23,595

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

Deferred Compensation Plan

Late in fiscal year 2004, the Company established a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan for the third quarter of fiscal year 2007 totaled approximately $161,000, net of a credit of approximately $33,000 related to forfeitures, and approximately $123,000 in the third quarter of fiscal year 2006. Compensation expense under this plan totaled $167,000 (net of forfeitures) and $476,000 in the first nine months of fiscal year 2007 and 2006, respectively.

The Company’s liability for deferred compensation totaled $5.9 million as of October 29, 2006 and $4.5 million as of January 29, 2006, and is included in other long-term liabilities. The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the costs of the deferred compensation plan. The cash surrender value of the company-owned life insurance was $5.8 million as of October 29, 2006 and $4.5 million as of January 29, 2006, and is included in other assets.

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

The following table details the change in the product warranty accrual.

Product Warranty Accrual (in thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Beginning balance	$50	$35	$50	$32
Payments made	—	—	—	—
Net expense accrued	—	15	—	18

Ending balance	$50	$50	$50	$50

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

The Company has also entered into agreements with its current and former directors and certain current and former Company executives indemnifying them against certain liabilities incurred in connection with their duties. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s directors and employees, as does the California Labor Code. In some cases there are limits on and exceptions to the Company’s potential indemnification liability. Prior to the inception of the investigation of stock option matters described in Note 1A, the Company had not incurred any significant expense as a result of agreements of this type for at least the last decade. However, the Company has incurred, and expects to continue to incur, significant expenses with respect to these indemnification obligations, primarily with respect to advancement of legal expenses, due to the stock option investigation and related litigation. In the third quarter of fiscal year 2007, the expense for this item was approximately $279,000. All such advances are subject to an undertaking to repay the funds to the Company in certain circumstances. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements with respect to the stock option matter or any other matter. There can be no assurances that the Company will not incur additional significant expense under these indemnification provisions in the future with respect to other matters. See Note 11.

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

Net Sales (in thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Standard Semiconductor Products	$59,750	$58,514	$183,112	$167,311
Rectifier, Assembly and Other Products	3,961	2,356	11,463	7,722

Net Sales	$63,711	$60,870	$194,575	$175,033

Operating Income (in thousands)

	Three Months Ended
		October 30, 2005
	October 29, 2006	As Previously Reported	Restatement Adjustments	As Restated
Standard Semiconductor Products	$3,722	$11,428	$(332)	$11,096
Rectifier, Assembly and Other Products	913	282	(9)	273

Total Operating Income	$4,635	$11,710	$(341)	$11,369

Operating Income (in thousands)

	Nine Months Ended
		October 30, 2005
	October 29, 2006	As Previously Reported	Restatement Adjustments	As Restated
Standard Semiconductor Products	$20,403	$31,660	$(1,434)	$30,226
Rectifier, Assembly and Other Products	3,073	1,457	(28)	1,429

Total Operating Income	$23,476	$33,117	$(1,462)	$31,655

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

Included in operating income in the third quarter of fiscal year 2007 for the Standard Semiconductor Products segment is $4.6 million of expense associated with the investigation into the Company’s historical stock option practices.

Included in operating income for the Standard Semiconductor Products segment for the third quarter and first nine months of fiscal year 2007 and 2006 are legal fees incurred by the Company in suing three insurance companies to recover amounts associated with the resolution of a past customer dispute. In the third quarter of fiscal year 2006, the Company settled with two of the three insurance companies. The settlements and related legal expenses were reported net of each other for the periods presented in the condensed consolidated statement of income included in such period’s Quarterly Report on Form 10-Q. The $12.0 million expense for the customer dispute settlement was included in operating income for the Standard Semiconductor Segment in fiscal year 2003.

As further detailed in Note 9 below, also included in operating income for the Standard Semiconductor Products segment for the third quarter and six months ended October 29, 2006 and July 31, 2005 are one-time costs incurred for amortization associated with the acquisition of XEMICS on June 23, 2005.

In the third quarter of fiscal year 2007, an end-customer that is a leading manufacturer of cellular phones, and that buys products directly from the Company, accounted for approximately 12% of net sales. In the third quarter of fiscal year 2007, one of the Company’s Asian distributors accounted for approximately 13% of net sales. In the third quarter of fiscal year 2006, the same end-customer that is a leading manufacturer of cellular phones, and that buys products directly from the Company, accounted for approximately 12% of net sales. In the third quarter of fiscal year 2006, two of the Company’s Asian distributors accounted for approximately 12% and 11% of net sales, respectively.

As of October 29, 2006, one of the Company’s Asian distributors accounted for approximately 11% of net accounts receivable. As of October 30, 2005, one of the Company’s Asian distributors accounted for approximately 13% of net accounts receivable. Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Sales by Region (% of net sales)

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Domestic	22%	18%	22%	19%
Asia-Pacific	65%	69%	64%	71%
Europe	13%	13%	14%	10%

Total	100%	100%	100%	100%

Long-lived assets located within the United States as of October 29, 2006 and January 29, 2006 were approximately $31.3 million and $34.3 million, respectively. Long-lived assets located outside the United States as of October 29, 2006 and January 29, 2006 were approximately $19.1 million and $22.7 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers. The Company has consigned certain equipment to a foundry based in China to support its specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into the Company’s long-term pricing arrangement with the foundry for any reserved wafers it may purchase. The Company has also installed its own test equipment at some of its packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

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

8. Comprehensive Income

Comprehensive income consisted of the following:

Comprehensive Income (in thousands)

	Three Months Ended
		October 30, 2005
	October 29, 2006	As Previously Reported	Restatement Adjustments	As Restated
Net income	$6,436	$11,518	$(246)	$11,272
Change in unrealized gain/loss on investments, net of tax	320	39	—	39
Gain (loss) for translation adjustment	(15)	81	—	81

Comprehensive income	$6,741	$11,638	$(246)	$11,392

Comprehensive Income (in thousands)

	Nine Months Ended
		October 30, 2005
	October 29, 2006	As Previously Reported	Restatement Adjustments	As Restated
Net income	$26,533	$29,726	$(1,040)	$28,686
Change in unrealized gain/loss on investments, net of tax	681	(247)	—	(247)
Gain (loss) for translation adjustment	2	92	—	92

Comprehensive income	$27,216	$29,571	$(1,040)	$28,531

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

Consistent with purchase accounting treatment of the acquisition, during the third quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development. This amount is included in the line item entitled “Acquisition related items” in the consolidated condensed statement of income included in such period’s Form 10-Q filed with the SEC.

The goodwill associated with the purchase of XEMICS was $32.7 million as of October 29, 2006 and $33.1 million as of January 29, 2006, an insignificant amount of which is expected to be deductible for tax purposes. Presented below is a summary of the impact of changes to goodwill since the date of acquisition.

Goodwill (in thousands)

	Beginning balance on date of acquisition	Adjustments to date	Balance as of October 29, 2006
Goodwill	$32,941	$(193)	$32,748

There was $276,000 and $916,000 of expense in the third quarter and first nine months of fiscal year 2007, respectively, and $954,000 of expense in fiscal year 2006 for amortization of other intangible items associated with the acquisition of XEMICS. The remaining $4.6 million balance of other intangible items, as detailed below, will be amortized over future periods. No significant residual value is expected. There are no tax-related benefits from these acquisition related costs.

Other Intangibles (in thousands)

	Beginning balance on date of acquisition	Amortization to date	Balance as of October 29, 2006	Remaining period to be amortized
Backlog associated with customer design wins	$400	$(400)	$—	0 months
Core technologies	6,000	(1,455)	4,545	50 months
Customer relationships	30	(16)	14	14 months

Other Intangibles	$6,430	$(1,871)	$4,559

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

The case against the remaining insurance company is still pending but no trial date has been set. The Company is unable to predict if a settlement will be reached prior to trial. There is no assurance that the Company will prevail at trial or that the insurance company will not appeal if the Company does prevail. Legal fees and expenses related to pursuit of the insurance recovery have been, and will continue to be, expensed in the period incurred. The insurance recoveries and related legal fees and expenses for the third quarters and first nine months of fiscal years 2007 and 2006 are set forth on the consolidated condensed statements of income statement as a separate line item titled “Insurance related legal expenses”. If the settlement amount or amount awarded at trial is less than the Company seeks, if the Company fails to prevail at trial, or if the Company or insurance company appeals the decision, total legal expenses associated with the litigation since its inception may exceed the amount recovered from the insurance companies.

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

Expiration of Stock Options During the Restatement Process

The exercise of stock options was prohibited during the restatement process because the Company’s filings with the SEC were not current. If employees prohibited from exercising expiring stock options during the restatement process are not compensated in some fashion, the Company’s ability to retain its workforce could be harmed significantly. In this regard, the Compensation Committee of the Board of Directors authorized cash payments of approximately $435,000 to three current employees, with the expense recognized during the third quarter of fiscal year 2007. Likewise, in the third quarter of fiscal year 2007 the Compensation Committee authorized a cash payment of approximately $55,000 to a former employee who protested the inability to exercise his options within the established post-termination period. The Company may be subject to similar claims by other optionees and, in that regard, has accrued $2.1 million pre-tax in the fourth quarter of fiscal year 2007 for certain employee and director options that expired in the fourth quarter of fiscal year 2007 and in the first quarter of fiscal year 2008 excluding, most notably, expired and lapsed options held by the Chief Financial Officer (“Former CFO”) and Treasurer (“Former Treasurer”) who were serving at the time the Special Committee’s report was issued.

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

The cumulative, pre-tax, non-cash, stock-based compensation expense resulting from the revised measurement dates and other option related adjustments discussed above was approximately $341,000 and $1.5 million, respectively, for the third quarter and first nine months of fiscal year 2006 that ended October 30, 2005. The approximate net of tax charges for the third quarter and first nine months of fiscal year 2006 were $246,000 and $1.0 million, respectively. The adjustments related to stock options did not affect our revenues for these periods and had no impact on net cash provided by operating activities or on investing or financing cash flows for these periods. See Note 1A to the financial statements included in this report.

The Restatement Adjustments had an immaterial impact on net income for the third quarter of fiscal year 2007. Amortization of the Restatement Adjustments contributed approximately $3,000 to pre-tax stock-based compensation expense for the third quarter of fiscal year 2007. For the nine months ended October 29, 2006, stock-based compensation expense related to the restatement was approximately $65,000, which includes approximately $30,000 attributable to reversal of non-cash compensation expense that was capitalized into inventory as part of the restatement.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the third quarter of fiscal year 2007 were 39% of net sales. The remaining 61% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines, Germany, Singapore and Thailand. For the most recent fiscal year that ended January 29, 2006, approximately 58% of our silicon, in terms of finished wafers purchased, was manufactured in China. Foreign sales for the third quarter of fiscal year 2007 constituted approximately 78% of our net sales. Approximately 90% of foreign sales are to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

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

During the second quarter of fiscal year 2006, a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development. From the closing date of June 23, 2005 until the end of our third quarter of fiscal year 2007 on October 29, 2006, we incurred $1.9 million of expense for amortization of other intangible items. The remaining $4.6 million balance of other intangible items as of the end of the third quarter of fiscal year 2007 will be amortized over future periods. There are no tax-related benefits from these acquisition related costs.

Additional information regarding the acquisition is provided in Note 9 to the unaudited financial statements included in this Form 10-Q.

Critical Accounting Policies and Estimates

During the third quarter and nine months ended October 29, 2006, other than the adoption of SFAS 123(R) noted below, there have been no significant changes to our critical accounting policies as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K/A for the fiscal year 2006 that ended on January 29, 2006.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended
		October 30, 2005
	October 29, 2006	As Previously Reported	Restatement Adjustment	As Reported
Net Sales	100.0%	100.0%	0.0%	100.0%
Cost of Sales	45.8%	43.7%	0.1%	43.8%

Gross Profit	54.2%	56.3%	-0.1%	56.2%
Operating costs and expenses:
Selling, general & administrative	31.3%	18.9%	0.4%	19.3%
Product development & engineering	15.1%	16.7%	0.1%	16.8%
Acquisition related write-offs and amortization	0.4%	0.7%	0.0%	0.7%
Insurance related legal expenses/(settlements)	0.1%	0.8%	0.0%	0.8%

Total operating costs and expenses	46.9%	37.1%	0.5%	37.6%

Operating income	7.3%	19.2%	-0.6%	18.6%
Interest and other income, net	5.5%	3.2%	0.0%	3.2%

Income before taxes	12.8%	22.4%	-0.6%	21.8%
Provision for taxes	2.8%	3.5%	-0.2%	3.3%

Net income	10.0%	18.9%	-0.4%	18.5%

	Nine Months Ended
		October 30, 2005
	October 29, 2006	As Previously Reported	Restatement Adjustment	As Reported
Net Sales	100.0%	100.0%	0.0%	100.0%
Cost of Sales	44.6%	44.0%	0.1%	44.1%

Gross Profit	55.4%	56.0%	-0.1%	55.9%
Operating costs and expenses:
Selling, general & administrative	27.0%	18.8%	0.5%	19.3%
Product development & engineering	15.7%	16.1%	0.2%	16.3%
Acquisition related write-offs and amortization	0.5%	2.6%	0.0%	2.6%
Insurance related legal expenses/(settlements)	0.2%	-0.4%	0.0%	-0.4%

Total operating costs and expenses	43.4%	37.1%	0.7%	37.8%

Operating income	12.0%	18.9%	-0.8%	18.1%
Interest and other income, net	4.9%	3.0%	0.0%	3.0%

Income before taxes	16.9%	21.9%	-0.8%	21.1%
Provision for taxes	3.4%	4.9%	-0.2%	4.7%

Net income	13.5%	17.0%	-0.6%	16.4%

Comparison Of The Three Months Ended October 29, 2006 and October 30, 2005

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The third quarters of fiscal years 2007 and 2006 were each made up of 13 weeks.

Net Sales. Net sales for the third quarter of fiscal year 2007 were $63.7 million, an increase of 5% compared to $60.9 million for the third quarter of fiscal year 2006. End-application demand for our products in the third quarter of fiscal year 2007 compared to the prior year period was most impacted by a nearly 70% increase of sales of products into the industrial, medical and military (part of the end-market of “industrial/other”) markets and a close to 30% increase of sales into the ATE end-market. These gains were partially offset by an approximate 13% decline in computer related applications, such as desktop and notebook computers and a 24% decline in cellular phone applications. Wireline communications equipment related applications were also down in the third quarter of fiscal year 2007 by approximately 12% compared to the same period in the prior year.

Our estimates of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Three Months Ended October 29, 2006	Three Months Ended October 30, 2005
Computer	24%	29%
Communications	35%	45%
Industrial/Other	41%	26%

Total	100%	100%

Standard Semiconductor Products represented 94% of net sales in the third quarter of fiscal year 2007, while 6% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 96% of net sales in the third quarter of fiscal year 2006 and Rectifier, Assembly and Other Products’ sales were 4%. Sales of Standard Semiconductor Products increased 2% in the third quarter of fiscal year 2007 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 68% in the third quarter of fiscal year 2007 as compared to the prior year period.

Net Sales by Reportable Segment

(in thousands)

	Three Months Ended October 29, 2006		Three Months Ended October 30, 2005		Change
Standard Semiconductor Products	$59,750	94%	$58,514	96%	2%
Rectifier, Assembly and Other Products	$3,961	6%	$2,356	4%	68%

Net sales	$63,711	100%	$60,870	100%	5%

The 2% increase in sales of Standard Semiconductor Products in the third quarter of fiscal year 2007 reflected a general improvement of sales into the industrial/other end-markets, and were only partially offset by declines into computer and communications end-markets. As noted above, a nearly 70% increase of sales of products into the industrial, medical and military (part of the end-market of “industrial/other”) markets and a close to 30% increase of sales into the ATE end-market occurred in the third quarter of fiscal year 2007, most of which are from the Standard Semiconductor Products segment.

Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “industrial/other”) increased 68% in the third quarter of fiscal year 2007 compared to the prior year period due to surge in demand from specific industrial and military customers. These products are older technology products and have a very limited customer base.

Gross Profit. Gross profit for the third quarter of fiscal year 2007 was $34.5 million, compared to $34.2 million for the prior year period. The small increase reflected a 5% increase in sales that was only partially offset by a decline in gross margin to 54%, down from 56% in the prior year’s third quarter.

The decline in gross margin from 56% in the third quarter of fiscal year 2006 to 54% for the third quarter of fiscal year 2007 was most impacted by lower average selling prices and lower manufacturing absorption associated with products sold into the communications and computer segments (part of Standard Semiconductor Products), as well as an increase in sales of military related products (part of Rectifier, Assembly and Other Products ) that have below corporate average gross margins.

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

Operating Costs and Expenses. Operating costs and expenses were $29.9 million, or 47% of net sales in the third quarter of fiscal year 2007. Operating costs and expenses for the third quarter of fiscal year 2006 were $22.9 million, or 38% of net sales. Operating costs and expenses in the third quarters of fiscal year 2007 and fiscal year 2006 were impacted by $3.8 million and $341,000 of pre-tax expense, respectively, associated with stock-based compensation.

Operating Costs & Expenses

(in thousands)

	Three Months Ended October 29, 2006		Three Months Ended October 30, 2005 (As restated) (1)
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$19,952	31%	$11,738	19%	70%
Product development and engineering	9,628	15%	10,204	17%	-6%
Acquisition related costs	276	0%	409	1%	-33%
Insurance related legal costs	32	0%	502	1%	-94%

Total operating costs and expenses	$29,888	47%	$22,853	38%	31%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 1A of the financial statements included in Item 1 of this report.

Operating costs and expenses for the third quarters of fiscal year 2006 and fiscal year 2007 include legal fees and expenses related to litigation by the Company seeking insurance recovery of amounts associated with resolution of a past customer dispute. Selling, general and administrative and product development and engineering costs and expenses in the third quarter of fiscal year 2006 also reflect the added spending associated with the XEMICS’ operations that were acquired in June 2005. Selling, general and administrative expenses during the third quarter of fiscal year 2007 include approximately $4.9 million for legal, accounting, tax and other professional services in connection with the investigation of our historical stock option practices, the government inquiries regarding the same, the preparation of the restated financial statements, the related derivative litigation, and other matters associated with or stemming from the restatement and the underlying circumstances. These expenses include claims for advancement of legal expenses to current and former directors, officers and employees. See Notes 5 and 11 to the financial statements included in this report for additional information regarding these expenses.

The exercise of stock options was prohibited during the restatement process because the Company’s filings with the SEC were not current. In this regard, the Compensation Committee authorized cash payments of approximately $490,000 to three current employees and one former employee who were prohibited from exercising expiring stock options, with the expense recognized during the third quarter of fiscal year 2007. See Note 11 to the financial statements included in this report.

Operating Income. Operating income was $4.6 million in the third quarter of fiscal year 2007, down from operating income of $11.4 million in the third quarter of fiscal year 2006. Operating income was favorably impacted by a 5% increase in net sales that was more than offset by a decline in gross margin to 54%, down from 56% in the prior year’s period, and a 31% increase in operating cost and expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Three Months Ended October 29, 2006		Three Months Ended October 30, 2005 (As restated) (1)		Change
Standard Semiconductor Products	$3,722	80%	$11,096	98%	-66%
Rectifier, Assembly and Other Products	$913	20%	$273	2%	234%

Total operating income	$4,635	100%	$11,369	100%	-59%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 7 of the financial statements included in Item 1 of this report.

Certain corporate level expenses not directly attributable to a segment are allocated to the segments based on percentage of sales. Beginning with the second quarter of fiscal year 2007, these allocated expenses include expenses associated with the Company’s investigation into its historical stock option practices, the restatement of its historical financial statements, and related matters.

Operating income in the third quarter of fiscal year 2007 for the Standard Semiconductor Products segment declined as a result of slightly lower gross margin and higher operating expenses, which included approximately $3.8 million of stock-based compensation, $276,000 of acquisition related costs and $4.6 million of expense associated with the investigation into our historical stock option practices and related matters. Operating income for the Rectifier, Assembly and Other Products segment increased in the third quarter of fiscal year 2007 compared to the prior year, reflecting the impact of a 68% increase in sales and higher gross margins, which were only partially offset by higher operating expenses.

Included in operating income for the Standard Semiconductor Products segment in the third quarters of fiscal year 2006 and fiscal year 2007 are pre-tax costs of $4.1 million and $276,000, respectively, that were incurred for acquisition related write-offs and amortization associated with the acquisition of XEMICS on June 23, 2005.

Interest and Other Income, Net. Net interest and other income was $3.5 million in the third quarter of fiscal year 2007. Net interest and other income in the third quarter of fiscal year 2006 was $1.9 million.

Interest and other income includes interest income from investments and other items. It also includes the impact of changes in the value of foreign currencies held. The increase in net interest and other income in the third quarter of fiscal year 2007 resulted mostly from higher absolute amounts of interest income due to higher rates of return on investments.

Provision for Taxes. Provision for income taxes was $1.8 million for the third quarter of fiscal year 2007, compared to $2.0 million in the third quarter of fiscal year 2006. The effective tax rate for the third quarter of fiscal year 2007 was 22.1% and for the third quarter of fiscal year 2006 was 15.2%. There are several factors which can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors.

Comparison Of The Nine Months Ended October 29, 2006 and October 30, 2005

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first nine months of fiscal years 2007 and 2006 were each made up of 26 weeks.

Net Sales. Net sales for the first nine months of fiscal year 2007 were $194.6 million, an increase of 11% compared to $175.0 million for the first nine months of fiscal year 2006. End-application demand for our products in the first nine months of fiscal year 2007 compared to the prior year period was most impacted a 88% increase of sales into the industrial, medical and military (part of the end-market of “industrial/other”) markets and by $6.7 million of incremental sales into the ATE end-markets. The added sales following the June 2005 acquisition of XEMICS, most of which are tied to the industrial/other end-market, was in part the catalyst behind the year-over-year increase in the industrial/other end-market. These gains were partially offset by an approximate 13% decline in computer related applications, such as desktop and notebook computers and a 11% decline in cellular phone applications in the first nine months of fiscal year 2007 compared to the same period in the prior year.

Our estimate of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Nine Months Ended October 29, 2006	Nine Months Ended October 30, 2005
Computer	24%	31%
Communications	38%	47%
Industrial/Other	38%	22%

Total	100%	100%

Standard Semiconductor Products represented 94% of net sales in the first nine months of fiscal year 2007, while 6% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 96% of net sales in the first nine months of fiscal year 2006 and Rectifier, Assembly and Other Products’ sales were 4%. Sales of Standard Semiconductor Products increased 9% in the first nine months of fiscal year 2007 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 48% in the first nine months of fiscal year 2007 as compared to the prior year period.

Net Sales by Reportable Segment

(in thousands)

	Nine Months Ended October 29, 2006		Nine Months Ended October 30, 2005		Change
Standard Semiconductor Products	$183,112	94%	$167,311	96%	9%
Rectifier, Assembly and Other Products	11,463	6%	7,722	4%	48%

Net sales	$194,575	100%	$175,033	100%	11%

The 9% increase in sales of Standard Semiconductor Products in the first nine months of fiscal year 2007 reflected a general improvement of sales into the industrial/other end-markets that were partially reduced by declines in the computing and communications end-markets. As noted above, sales into the industrial, medical and military (part of the end-market of “industrial/other”) markets increased 88% and there was $6.7 million of incremental sales into the ATE end-markets during the first nine months of fiscal year 2007 compared to the prior year period. The added sales following the June 2005 acquisition of XEMICS, most of which are tied to the industrial/other end-market, was in part the catalyst behind the year-over-year increase in the industrial/other end-market. These gains were partially offset by an approximate 13% decline in computer related applications, such as desktop and notebook computers and a 11% decline in cellular phone applications, both of which largely impacted sales of Standard Semiconductor Products.

Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “industrial/other”) increased 48% in the first nine months of fiscal year 2007 compared to the prior year period due to surge in demand from specific industrial and military customers. These products are older technology products and have a very limited customer base.

Gross Profit. Gross profit for the first nine months of fiscal year 2007 was $107.8 million, compared to $97.9 million for the prior year period. The increase was due to a 11% increase in sales that was partially offset by a decline in gross margin from 56% in the prior year period to 55% for first nine months of fiscal year 2007.

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

Operating Costs and Expenses. Operating costs and expenses were $84.3 million, or 43% of net sales in the first nine months of fiscal year 2007. Operating costs and expenses for the first nine months of fiscal year 2006 were $66.2 million, or 38% of net sales. Operating costs and expenses in the first nine months of fiscal year 2007 and fiscal year 2006 were impacted by $12.0 million and $1.5 million of pre-tax expense, respectively, associated with stock-based compensation.

Operating Costs & Expenses

(in thousands)

	Nine Months Ended October 29, 2006		Nine Months Ended October 30, 2005 (As restated) (1)
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$52,588	27%	$33,825	19%	55%
Product development and engineering	30,519	16%	28,479	16%	7%
Acquisition related costs	916	0%	4,545	3%	-80%
Insurance related legal costs/(settlements)	298	0%	(630)	0%	-147%

Total operating costs and expenses	$84,321	43%	$66,219	38%	27%

(1)	For a side by side comparison of the previously reported amounts with the restated amounts, see Note 1A.

Operating costs and expenses for the first nine months of fiscal year 2006 and fiscal year 2007 include legal fees and expenses related to litigation by the Company seeking insurance recovery of amounts associated with resolution of a past customer dispute. Selling, general and administrative and product development and engineering costs and expenses in the first nine months of fiscal year 2006 also reflect the added spending associated with the XEMICS’ operations that were acquired in June 2005. Selling, general and administrative expenses during the first nine months of fiscal year 2007 include approximately $7.2 million for legal, accounting, tax and other professional services in connection with the investigation of our historical stock option practices, the government inquiries regarding the same, the preparation of the restated financial statements, the related derivative litigation, and other matters associated with or stemming from the restatement and the underlying circumstances. These expenses include claims for advancement of legal expenses to current and former directors, officers and employees. See Notes 5 and 11 to the financial statements included in this report for additional information regarding these expenses.

The exercise of stock options was prohibited during the restatement process because the Company’s filings with the SEC were not current. In this regard, during the first nine months of fiscal year 2007 the Compensation Committee authorized cash payments of approximately $490,000 to three current employees and one former employee who were prohibited from exercising expiring stock options, with the expense recognized during the third quarter of fiscal year 2007. See Note 11 to the financial statements included in this report.

Operating Income. Operating income was $23.5 million in the first nine months of fiscal year 2007, down from operating income of $31.7 million in the first nine months of fiscal year 2006. Operating income was favorably impacted by a 11% increase in net sales, which was more than offset by a 27% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Nine Months Ended October 29, 2006		Nine Months Ended October 30, 2005 (As restated) (1)		Change
Standard Semiconductor Products	$20,403	87%	$30,226	95%	-32%
Rectifier, Assembly and Other Products	$3,073	13%	$1,429	5%	115%

Total operating income	$23,476	100%	$31,655	100%	-26%

Certain corporate level expenses not directly attributable to a segment are allocated to the segments based on percentage of sales. Beginning with the second quarter of fiscal year 2007, these allocated expenses include expenses associated with the Company’s investigation into its historical stock option practices, the restatement of its historical financial statements, and related matters.

Operating income in the first nine months of fiscal year 2007 for the Standard Semiconductor Products segment declined as a result of higher operating expenses, which included approximately $916,000 of acquisition related costs and $6.8 million of expense associated with the investigation into our historical stock option practices and related matters. Operating income for the Rectifier, Assembly and Other Products segment increased in the first nine months of fiscal year 2007 compared to the prior year, reflecting the impact of a 48% increase in sales, which were only partially offset by higher operating expenses.

Included in operating income for the Standard Semiconductor Products segment in the first nine months of fiscal year 2006 and fiscal year 2007 are pre-tax costs of $4.5 million and $916,000, respectively, that were incurred for acquisition related write-offs and amortization associated with the acquisition of XEMICS on June 23, 2005.

Interest and Other Income, Net. Net interest and other income was $9.6 million in the first nine months of fiscal year 2007. Net interest and other income in the first nine months of fiscal year 2006 was $5.3 million.

Interest and other income includes interest income from investments and other items. It also includes the impact of changes in the value of foreign currencies held. The increase in net interest and other income in the first nine months of fiscal year 2007 resulted mostly from higher absolute amounts of interest income due to higher rates of return on investments.

Provision for Taxes. Provision for income taxes was $6.5 million for the first nine months of fiscal year 2007, compared to $8.2 million in the first nine months of fiscal year 2006. The effective tax rate for the first nine months of fiscal year 2007 was 20% and for the first nine months of fiscal year 2006 was 22%. There are several factors which can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets and liabilities.

As of October 29, 2006, we had working capital of $301.0 million, compared with $235.4 million as of January 29, 2006. The ratio of current assets to current liabilities as of October 29, 2006 was 10.4 to 1, compared to 10.0 to 1 as of January 29, 2006. The increase in working capital as of October 29, 2006 was mostly the result of a $44.5 million increase in cash and cash equivalents reflecting general profitability, as well as a $24.5 million increase in temporary investments as a result of the maturity of certain investments.

Our combined amount of cash and cash equivalents, temporary investments and long-term investments was $326.4 million as of October 29, 2006, up from $278.2 million as of January 29, 2006. We have no long-term debt and had $7.1 million of other long-term liabilities as of October 29, 2006. Our combined amount of cash and cash equivalents, temporary investments and long-term investments would generally be available for any capital or liquidity needs.

Operating Cash Flows. Cash provided by operating activities was $58.2 million for the first nine months of fiscal year 2007, compared to cash provided by operating activities of $45.6 million for the first nine months of fiscal year 2006. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $8.7 million and $8.7 million in the first nine months of fiscal year 2007 and 2006, respectively.

In addition to depreciation and amortization, operating cash flows in the first nine months of fiscal year 2007 were positively impacted primarily by net income of $26.5 million, $12.2 million of stock-based compensation, and an increase in accounts payable and other liabilities. The positive impact of these items was partially offset by various smaller items, the largest being a $2.6 million increase in deferred income taxes.

Operating cash flows in the first nine months of fiscal year 2006 were positively impacted primarily by net income of $28.7 million, the depreciation and amortization noted above, a $4.4 million decrease in deferred income taxes, and a $4.0 million write-off of in process research and development. The benefit of these items was partially offset by various changes in assets and liabilities, the largest being a $4.1 million decline in accounts payable and accrued liabilities.

Operating cash flows in the first nine months of fiscal year 2007 were $31.7 million higher than net income for the period reflecting, among other items, the add-back of $8.7 million of depreciation and amortization and $12.2 million of stock-based compensation.

Operating cash flows in the first nine months of fiscal year 2006 were $16.9 million higher than net income for the period, primarily due to the add-back of $8.7 million of depreciation and amortization, $4.0 million related to the write-off of in-process research and development, $4.4 million for the change in deferred income taxes

Cash Flows Related to Investing Activities. Investing activities used $4.1 million in the first nine months of fiscal year 2007 compared to $42.6 million used in the prior year period. Investing activities for both periods consist of changes in investments and cash used for capital expenditures. Included in the first nine months of fiscal year 2007 was $1.2 million provided from the sale of equipment. Additions to property, plant and equipment for the first nine months of fiscal year 2007 and 2006, which represent a use of cash for investing activities, were $2.3 million and $9.6 million, respectively. The combination of the purchase of available-for-sale investments and proceeds from sale and maturities of available-for-sale investments for both periods reflect the net sale or maturity of investments.

Investing activities for the first nine months of fiscal year 2006 included the $42.4 million (net of cash acquired) outlay for the acquisition of XEMICS in the third quarter.

Cash Flows Related to Financing Activities. Our financing activities used $9.6 million during the first nine months of fiscal year 2007 and $27.1 million in the prior year period. Financing activities for the first nine months of fiscal year 2007 reflect $3.1 million of proceeds from stock option exercises and the reissuance of treasury stock, and $1.5 million from excess tax benefit received on stock options, which together were more than offset by $14.2 million used to repurchase treasury stock pursuant to a stock buyback program. Financing activities for the first nine months of fiscal year 2006 reflect $6.8 million of proceeds from stock option exercises and the reissuance of treasury stock, which together were more than offset by $33.0 million used to repurchase treasury stock and $873,000 repayment of notes payable.

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

A portion of our capital resources, and the related liquidity they represent, are held by our foreign subsidiaries. As of October 26, 2006, approximately $100.8 million of our cash, cash equivalents and short-term investments were held in Switzerland, compared to $60 million held in Switzerland as of January 29, 2006. If we need these funds for investment in domestic operations, any repatriation could have negative tax implications.

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

Interest Rate and Market Risk

As of October 29, 2006, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of October 29, 2006, we had $110.1 million of cash and cash equivalents and $216.3 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments.

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

During the third quarter of fiscal year 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Sales of Unregistered Securities

Not applicable

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the third quarter of fiscal year 2007.

Issuer Purchases of Equity Securities

Calendar Month/Year	Total Number of Shares Purchased (2) (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
Aug-06	—	—	—	$50.3 million

Sep-06	—	—	—	$50.3 million

Oct-06	—	—	—	$50.3 million

Total second quarter	—	—	—

(1)	On February 24, 2004 the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). On June 27, 2005, the Company announced that it had used up the initial authorization and that its Board of Directors had approved an additional $50.0 million for the 2004 Program. On May 25, 2006, the Company announced that it had used up most of the previous authorizations and that its Board of Directors had approved an additional $50.0 million for the 2004 Program, bringing the total authorized under the program to $150 million. The 2004 Program does not have an expiration date. No publicly announced plan or program of the Company for the purchase of shares expired during the period covered by the table.

(2)	The Company has not made any repurchases of its common stock since April 2006, which was prior to receipt of the notifications that began the investigations that led to the restatement described in Note 1A to the financial statements included in this report.
(3)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors. Current and former employees and directors were prohibited from exercising stock options from June 15, 2006 until completion of the restatement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location
10.1	Form of Long-Term Stock Incentive Plan Award Certificate

10.2	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Certificate

10.3	The Company’s Long-term Stock Incentive Plan, as amended

10.4	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended

10.5	Summary of Director Compensation – W. Dean Baker	Item 1.01 of the Company’s Current Report on Form 8-K filed October 13, 2006

10.6	Summary of Director Compensation – Bruce C. Edwards	Item 1.01 of the Company’s Current Report on Form 8-K filed October 30, 2006

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

Exhibit No.	Description	Location
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

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