Form 10-Q/A
period 2006-10-29
SEMTECH CORP
filed 2007-03-30
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Form 10-Q/A corrects a transposition error reflected in “Item 1. Financial Statements—Consolidated Condensed Statements of Income” and Note 8 in the “Notes to Consolidated Condensed Financial Statements.” Specifically, the inadvertent error reports “Net Income” of $6,436,000 for the “Three Months Ended October 29, 2006.” Net income for this period is $6,346,000. As a result of this correction, “Net Income” and “Comprehensive Income” has been reduced from $6,436,000 to $6,346,000 and $6,741,000 to $6,651,000 respectively in Note 8 in the “Notes to Consolidated Condensed Financial Statements” for the three month period ended October 29, 2006. Other than the correction of these items and updating of the required certifications, no other changes have been made to the Form 10-Q for the quarterly period ended October 29, 2006 filed on March 29, 2007.

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

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29 2006	October 30 2005 (As restated) (1)	October 29 2006	October 30 2005 (As restated) (1)
Net sales	$63,711	$60,870	$194,575	$175,033
Cost of sales	29,188	26,648	86,778	77,159

Gross profit	34,523	34,222	107,797	97,874

Operating costs and expenses:
Selling, general and administrative	19,952	11,738	52,588	33,825
Product development and engineering	9,628	10,204	30,519	28,479
Acquisition related items	276	409	916	4,545
Insurance related legal expenses / (settlements)	32	502	298	(630)

Total operating costs and expenses	29,888	22,853	84,321	66,219

Operating income	4,635	11,369	23,476	31,655
Interest and other income, net	3,509	1,929	9,592	5,266

Income before taxes	8,144	13,298	33,068	36,921
Provision for taxes	1,798	2,026	6,535	8,235

Net income	$6,346	$11,272	$26,533	$28,686

Earnings per share:
Basic	$0.09	$0.15	$0.37	$0.39
Diluted	$0.09	$0.15	$0.36	$0.38

Weighted-average number of shares:
Basic	72,298	73,239	72,388	73,633
Diluted	73,718	75,564	74,095	76,252

See accompanying notes. The accompanying notes are an integral part of these statements.

(1).	See Note 1A, “Restatement of Consolidated Financial Statements” of the Notes to “Consolidated Condensed Financial Statements.”

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	October 29 2006	January 29 2006
	(Unaudited)	(As restated) (1)
Assets

Current assets:
Cash and cash equivalents	$110,060	$65,543
Temporary investments	154,667	130,185
Receivables, less allowances	25,867	27,141
Inventories	25,252	23,595
Deferred income taxes	10,056	6,361
Other current assets	7,079	8,757

Total current assets	332,981	261,582
Property, plant and equipment, net	50,402	56,957
Investments, maturities in excess of 1 year	61,647	82,458
Deferred income taxes	21,297	22,578
Goodwill	32,748	33,132
Other intangibles, net	4,559	5,476
Other assets	11,092	10,763

Total Assets	$514,726	$472,946

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$11,807	$12,325
Accrued liabilities	14,680	11,064
Income taxes payable	1,856	701
Deferred revenue	2,058	1,360
Deferred income taxes	1,452	562
Other current liabilities	96	96

Total current liabilities	31,949	26,108
Deferred income taxes	2,650	3,707
Other long-term liabilities	7,122	5,478
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 77,061,426 issued and 72,304,877 outstanding on October 29, 2006 and 76,773,473 issued and 72,693,804 outstanding on January 29,2006	774	770
Treasury stock, at cost, 4,756,549 shares as of October 29, 2006 and 4,079,669 shares as of January 29, 2006	(85,955)	(73,963)
Additional paid-in capital	312,576	290,932
Retained earnings	245,923	220,758
Accumulated other comprehensive income	(313)	(844)

Total stockholders’ equity	473,005	437,653

Total Liabilities and Stockholders’ Equity	$514,726	$472,946

See accompanying notes. The accompanying notes are an integral part of these statements.

(1).	See Note 1A, “Restatement of Consolidated Financial Statements” of the Notes to “Consolidated Condensed Financial Statements.”

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

8. Comprehensive Income

Comprehensive income consisted of the following:

Comprehensive Income (in thousands)

	Three Months Ended
		October 30, 2005
	October 29, 2006	As Previously Reported	Restatement Adjustments	As Restated
Net income	$6,346	$11,518	$(246)	$11,272
Change in unrealized gain/loss on investments, net of tax	320	39	—	39
Gain (loss) for translation adjustment	(15)	81	—	81

Comprehensive income	$6,651	$11,638	$(246)	$11,392

Comprehensive Income (in thousands)

	Nine Months Ended
		October 30, 2005
	October 29, 2006	As Previously Reported	Restatement Adjustments	As Restated
Net income	$26,533	$29,726	$(1,040)	$28,686
Change in unrealized gain/loss on investments, net of tax	681	(247)	—	(247)
Gain (loss) for translation adjustment	2	92	—	92

Comprehensive income	$27,216	$29,571	$(1,040)	$28,531

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

SEMTECH CORPORATION
Registrant

Date: March 30, 2007	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: March 30, 2007	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief Financial Officer