Form 10-K
period 2007-01-28
SEMTECH CORP
filed 2007-04-13
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2007

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 30, 2006 was approximately $637 million. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding at April 5, 2007 was 72,304,877.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 14, 2007.

SEMTECH CORPORATION

INDEX TO FORM 10-K

FOR THE YEAR ENDED JANUARY 28, 2007

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

In addition to regarding forward-looking statements with caution, you should consider that the preparation of the consolidated financial statements requires us to draw conclusions and make interpretations, judgments, assumptions and estimates with respect to certain factual, legal, and accounting matters. Our financial statements might have been materially impacted if we had reached different conclusions or made different interpretations, judgments, assumptions or estimates.

PART I

ITEM 1.	BUSINESS

General

We are a leading supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, develop and market a broad range of products that are sold principally to customers in the computer, consumer product, communications and industrial markets. Our products are designed into a wide variety of end applications, including notebook and desktop computers, handheld devices such as cellular phones and personal digital assistants, wired communication networks, high-end consumer devices, industrial systems and semiconductor test platforms. Our end-customers are primarily original equipment manufacturers (OEMs) and their suppliers, including Apple, Cisco, Samsung, Compal Electronics, Curitel Communications, Dell, Hewlett Packard, Intel, LG Electronics, Motorola, Nortel, Panasonic, Quanta Computer and Phonak.

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

The market for analog and mixed-signal semiconductors differs from the market for digital semiconductors. The analog and mixed-signal industry is typically characterized by longer product life cycles than the digital industry. In addition, analog semiconductor manufacturers tend to have lower capital investment requirements for manufacturing because their facilities tend to be less dependent than digital producers on state-of-the-art production equipment to manufacture leading edge process technologies. The end-product markets for analog and mixed-signal semiconductors are more varied and more specialized than the relatively standardized digital semiconductor product markets.

Another difference between the analog and digital markets is the amount of available talented labor. The analog industry relies more heavily than the digital industry on design and applications talent to distinguish its products from one another. Digital expertise is extensively taught in universities due to its overall market size, while analog and mixed-signal expertise tends to be learned over time based on experience and hands-on training. Consequently, personnel with analog training are more scarce than digital trained engineers. This has historically made it more difficult for new suppliers to quickly develop products and gain significant market share.

The electronics market is characterized by several trends that we believe drive demand for our products. Electronic systems are being designed to operate at increasingly lower operating voltages, battery-powered systems such as handheld computers and cellular telephones are proliferating, and these systems are becoming smaller and requiring higher levels of integration. Our products are designed to address these needs by providing solutions that protect low voltage circuits, extend battery life, meet tighter voltage requirements, improve interfaces between systems, and support higher transmission and processor speeds. Additionally, as communications functions are increasingly integrated into a range of systems and devices, these products require analog sensing, processing and control capabilities, which increases the number and size of our end-markets. Finally, industrial, medical, consumer and other end-market applications have increasingly incorporated data processing and communications features into their end systems resulting in more complex power and protection requirements, which in turn has broadened the opportunities for selling our power and protection devices.

Advancements in digital processing technology typically drive the need for corresponding advancements in analog and mixed-signal solutions. We believe that the diversity of our applications allows us to take advantage of areas of relative market strength and reduces our vulnerability to competitive pressure in any one area.

Semtech End-Markets

A majority of our products are sold to customers in the computer, communications and industrial markets. Until the mid-1990s, we largely focused on serving the military and aerospace end-market. In the 1990’s, the majority of our revenues were derived from the computing sector driven by desktop computers and related applications. In recent years, we have seen relative growth from the handheld communications, communications infrastructure and industrial markets as a percentage of the total. We have also seen a greater diversification within our computer market segment, beyond our initial focus on desktop computer applications.

For the fiscal year ended January 28, 2007, our revenues from the computer end-market were 24% of net sales, the communications end-market, which includes cellular phones applications, was 37%, and the remaining 39% of net sales were from industrial, military and aerospace, and various other end-markets.

Computer market applications include notebook and desktop computers, computer graphics and PDAs. End-product applications for our products within the communication market include cellular phones and base stations, set-top-boxes, and local and wide-area networks. Industrial and other applications include automated test equipment (ATE), power supplies, hearing aids and other medical devices, meter reading and factory automation systems. We believe that our diversity in end-markets provides stability to our business and opportunity for growth. Presented below is our estimated breakdown of sales by various end-applications for the last three fiscal years.

(fiscal years, percentage of net sales)

End-Application	2007	2006	2005
Cell phone	20%	27%	32%
Notebook computers and PDA	15%	18%	21%
Desktop computers/server	8%	11%	9%
Graphics/gaming	1%	1%	3%
Wireline equipment	17%	19%	15%
ATE	7%	4%	10%
Industrial/other	32%	20%	10%

	100%	100%	100%

The following table depicts our main product lines and their end-product applications:

Semtech’s Main Product Lines	Specific End-Product Applications
	Computer	Communications	Industrial / Other
Power Management	Desktop PCs, servers, workstations, notebook computers, add-on cards, PDAs, computer gaming systems	Cellular phones, network cards, routers and hubs, telecom network boards	Power supplies, industrial systems

Protection	Notebook computers, PDAs, USB ports, LAN cards	Cellular phones, base stations, DSL equipment, routers and hubs	Handheld measurement or instrumentation devices

Test and Measurement	Workstations	Cellular base stations, routers and hubs, SONET networks	Automated test equipment

Advanced Communications and Sensing		SONET networks, routers, hubs, switches, fiber modems, wireless headsets and Bluetooth™ devices	Automated metering reading, industrial control and hearing aids (medical).

Power Discretes			Military, aerospace, medical,

Historically, our results have reflected some seasonality, with demand levels generally being higher in the computer and consumer products segments during the third and fourth quarters of our fiscal year in comparison to the first and second quarters.

Business Strategy

Our objective is to be a leading supplier of analog and mixed-signal semiconductor devices to the fastest growing segments of our target markets. We intend to leverage our pool of skilled technical personnel to develop new products, or, where appropriate, use acquisitions, to either accelerate our position in the fastest growing segments or to gain entry into these segments. In order to capitalize on our strengths in analog and mixed-signal processing design, developing and marketing, we intend to pursue the following strategies:

Leverage our rare analog design expertise

We have developed a strategy to invest heavily in human resources needed to define, design and market high-performance analog platform products. We have built a team of experienced engineers who combine industry expertise with advanced semiconductor design expertise to meet customer requirements and enable our customers to get their products to market rapidly. We intend to leverage this strategy to achieve new levels of integration, power reduction and performance, enabling our customers to achieve differentiation in their end systems.

Continue to release proprietary new products, achieve new design wins, and cross-sell products

We are focused on developing unique, new, proprietary products that bring value to our target customers in our focus markets. These products typically are differentiated in performance but are priced competitively. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customers that they intend to incorporate our products into new designs. Our technical talent works closely with our customers in securing design wins, defining new products and in implementing and integrating our products into their systems. We also focus on selling our complete portfolio of products to our existing customers, as we believe the technical expertise of our marketing and sales team allows it to identify and capitalize on cross-selling opportunities. Our June 2005 acquisition of XEMICS SA (see Note 18 to our consolidated financial statements) is helping us in the areas of development of new proprietary wireless and sensing products in markets in which the Company has not traditionally participated.

Focus on fast-growing market segments

We have chosen to target the analog segments of some of the fastest growing end-markets. We participate in these markets by focusing on specific product areas within the analog and mixed-signal market, including products for handheld equipment, consumer equipment, and communications infrastructure and certain broad-based industrial markets. All these markets are characterized by their need for leading-edge, high-performance analog and mixed-signal semiconductor technologies.

Leverage outsourced semiconductor fabrication capacity

We outsource most of our manufacturing in order to focus more of our resources on defining, developing and marketing our products. We use outside wafer foundries that are based in Asia, the United States, Canada and Europe. Our largest wafer source is a foundry based in China. We believe that outsourcing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk and a more variable cost of goods, which provides us with greater operating flexibility.

Increase sales efforts in certain geographic areas

We believe that certain geographic markets, such as China, Japan and Europe represent opportunities for added sales and end-customer diversity. China is an emerging market with opportunities that range from portable consumer devices up to high-end networking equipment. Our subsidiary, Semtech International AG, has developed a local presence in China to provide qualified activities, such as marketing, technical advice and monitoring and analyzing market trends and has leveraged its relationship with its Taiwanese and Korean-based customers that are transferring business into China. Japan and Europe have been major consumers of analog and mixed-signal components for many years. We have bolstered our sales efforts in these regions in hopes of finding added success in these large markets.

Product Segments

We have two product segments, both of which are comprised of semiconductor products: Standard Semiconductor Products and Rectifier, Assembly and Other Products. A majority of our sales come from our Standard Semiconductor Products, which we consider to be our most strategic product segment. The balance of sales come from our Rectifier, Assembly and Other Products segment. The products in that segment are older-technology products, in many cases dating back to the earliest days of our Company when our focus was primarily the military and aerospace end-markets.

Standard Semiconductor Products. Included in Standard Semiconductor Products are integrated circuits (ICs) and discrete components designed for use in standard and specific applications. Standard Semiconductor Products represented approximately 94% of our overall net sales in fiscal year 2007 and 96% of our overall net sales in each of fiscal years 2006 and 2005. The main product lines within our Standard Semiconductor Products are described below.

Power Management Products. Power management products control, alter, regulate and condition the power supplies within electronic systems. The highest volume product types within the power management product line are switching voltage regulators, combination switching and linear regulators, smart regulators and charge pumps. The primary application for these products is power regulation for computer, communications, consumer and industrial systems.

Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors (TVS). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge generated by the human body, can permanently damage voltage-sensitive components. Our portfolio includes filter and termination devices that can be sold as a complement to TVS devices. Our protection products can be found in a broad range of applications including computer, data-communications, telecommunications and industrial applications.

Test and Measurement Products. We design, develop and market a wide variety of test and measurement products. These products drive the pin electronics, timing circuits, clock distribution circuits and parametric measurement circuits in automatic test equipment (ATE) systems, workstations and communication infrastructure equipment.

Advanced Communication and Sensing Products. We design, develop and market a portfolio of proprietary advanced wired communication, wireless communication and sensing ICs. These ICs perform specialized timing and synchronization functions used in high-speed networks, specialized radio frequency (RF) functions used in a wide variety of industrial, medical and networking applications, and specialized sensing functions used in industrial applications.

The Standard Semiconductor Product segment also includes our Human Interface Devices (HID) product line. In the fourth quarter of fiscal year 2006, we made a strategic decision not to further invest in this product offering. Customers were given an opportunity to make last time orders for most HID products. In fiscal years 2007 and 2006, HID products represented 1% and 2%, respectively, of Standard Semiconductor Products segment sales.

Rectifier, Assembly and Other Products. We design, develop, and market a line of power discrete products comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products. These products are typically used to convert alternating currents (AC) into direct currents (DC) and to protect circuits against very high voltage spikes or high current surges. These products are used in a broad range of military, aerospace, medical, and industrial applications. Rectifier, Assembly and Other Products represented approximately 6% of our overall net sales in fiscal year 2007 and 4% of our overall net sales in each of fiscal years 2006 and 2005.

For further financial information on these segments, refer to the information contained in Note 17 to the Consolidated Financial Statements included in Item 8.

Intellectual Capital and Product Development

The design of intellectual property (IP) and the resulting development of proprietary products is a critical success factor for us. The recruiting and retaining of key technical talent is the foundation for designing, developing and selling this IP, in the form of new proprietary products, in the global marketplace. One of our strategies to recruit this talent is the establishment of multiple design center locations. We have design centers in San Jose and San Diego, California; Raleigh, North Carolina; Glasgow, Scotland; Romsey and Swindon, England; and Neuchatel, Switzerland.

Circuit design engineers, layout engineers, product and test engineers, applications engineers and field application engineers are our most valuable engineers. Together they perform the critical tasks of designing and laying out integrated circuits, turning these circuits into silicon devices, and conferring with customers about designing these devices into their applications. The majority of our engineers fit into one of these categories. Most of these engineers have many years of experience in the design, development and layout of circuits targeted for use in power management, protection, test and measurement and communication and sensing applications. We also employ a number of software engineers and systems engineers that specialize in the development of software and systems architecture, who enable us to develop systems oriented products in select markets.

$41.3 million of product development and engineering expense was incurred in fiscal year 2007. This represents 16% of net sales. Product development and engineering costs were $37.9 million or 16% of net sales and $35.3 million or 14% of net sales in fiscal years 2006 and 2005, respectively. We intend to make further investments in research and development in the future, which may include including increasing our employee headcount and investing in design and development equipment.

Sales and Marketing

Sales made directly to customers during fiscal year 2007 were approximately 38% of net sales. The remaining 62% of net sales were made through independent distributors. We have direct sales personnel located throughout the United States, Europe, Japan, and elsewhere in Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.

We operate internationally primarily through our wholly-owned Swiss subsidiary, Semtech International AG. Semtech International serves the European markets from its headquarters in St. Gallen, Switzerland and through its wholly-owned subsidiaries based in France; Germany; Neuchatel, Switzerland; and the United Kingdom. Semtech International maintains branch sales offices, either directly or through one of its wholly owned subsidiaries, in Taiwan, Korea and Japan. Semtech International also has representative offices located in Shanghai and Shenzhen, China. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.

Customers, Sales Data and Backlog

As a result of the breadth of our products and markets, we have a broad range of customers.

Representative Customers by End-Markets:

Computer	Communications	Industrial/Other
Apple	Alcatel	Credence
Dell	Motorola	LTX
Hewlett Packard	Nortel	Rockwell
Intel	Samsung	Siemens
LG Electronics	Sony	Phonak

Our customers include major OEMs and their subcontractors in the computer, communications, industrial, military, and consumer segments. Our products are typically purchased by these customers for our performance, price, or technical support, as compared to our competitors.

During fiscal year 2007, 2006 and 2005, U.S. sales contributed 18%, 14%, and 19%, respectively to our net sales. Conversely, during fiscal years 2007, 2006 and 2005, foreign sales constituted 82%, 86%, and 81%, respectively, of our net sales. A majority of foreign sales were to customers located in the Asia-Pacific region, with sales to customers located in Korea and Japan comprising 28% of our net sales.

A summary of net sales by region follows:

(fiscal years, in thousands)

	2007		2006		2005
North America	$56,710	23%	$42,611	18%	$65,884	26%
Asia-Pacific	157,687	62%	168,796	70%	167,336	66%
Europe	38,141	15%	27,931	12%	20,392	8%

Total Net Sales	$252,538	100%	$239,338	100%	$253,612	100%

One end-customer that is a major manufacturer of handheld systems and consumer equipment, accounted for 10% of net sales in fiscal year 2007 and 11% of net sales in fiscal year 2006. No end-customer accounted for 10% or more of net sales in fiscal year 2005.

One of our more recently engaged Asian distributors accounted for approximately 12% of net sales in fiscal year 2007 and 9% of net sales in fiscal year 2006. Another of our Asian distributors accounted for approximately 7%, 12%, and 10%, respectively, of net sales in fiscal years 2007, 2006 and 2005. An Asian distributor formerly used by the Company accounted for approximately 10% of net sales in fiscal year 2005.

Our backlog of orders as of the end of fiscal years 2007, 2006 and 2005 was approximately $54.4 million, $46.6 million and $35.6 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.

Manufacturing Capabilities

Our strategy is to outsource the majority of our manufacturing functions to third-party foundries and assembly and test contractors. The third-party foundries fabricate silicon wafers and the assembly and test contractors package and test our products. We believe this outsourcing permits us to take advantage of the best available technology, leverage the capital investment of others and reduce our operating costs associated with manufacturing assets.

We perform a very limited amount of probe and final test activities in our Camarillo and San Diego, California; Neuchatel, Switzerland; and Reynosa, Mexico facilities to accommodate situations in which the tight coupling with product design is desirable or where there are unique requirements. Our power discrete are packaged and tested in-house in Reynosa. Almost all of our other products are packaged and tested by outside subcontractors.

In keeping with our mostly fabless business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2007, the Reynosa facility provided almost all of the silicon for our power discrete products, which were approximately 6% of our end product sales. The remaining 94% of our end products were supported with finished silicon wafers purchased from outside wafer foundries in Asia, the United States, Canada, Europe, and Israel. We anticipate that again in fiscal year 2008, virtually all the silicon wafers we require will come from outside foundries.

Despite our use of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our outside foundries on the improvement and development of process capabilities. In fiscal year 2007, we purchased the vast majority of our wafers from eight different third-party wafer foundries and used more than 20 different manufacturing processes, including various Bipolar, High-Speed Bipolar, CMOS, RF-CMOS and Bi-CMOS processes.

While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials, such as silicon wafer substrates, may impact our suppliers’ ability to meet our demand needs or impact the price we are charged. Certain other basic materials, such as metals, gases and chemicals used in the production of circuits have all increased in recent years as demand has grown for these basic commodities. In most cases we do not procure these materials ourselves but we are nevertheless reliant on such materials for producing our products because our outside foundry and package and test subcontractors must procure them. To help minimize risks associated with constrained capacity, we use multiple foundries and have taken other steps to reserve capacity at certain foundries.

Our largest wafer source is a foundry in China. In fiscal year 2007, this Chinese foundry provided 43% of our total silicon requirements in terms of cost of wafers purchased. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into our pricing arrangement with the foundry for any reserved wafers we may purchase.

In fiscal year 2005, we made a prepayment for wafers at our second largest wafer source, a foundry based in Germany. This foundry provided 12% and 14% of our total silicon requirements in terms of cost of wafers purchased in fiscal years 2007 and 2006, respectively. In exchange for the prepayment, the foundry reserved a specified level of capacity for us through calendar year 2006. We also negotiated favorable wafer pricing with this foundry. The unused capacity at the end of calendar year 2006 will either be applied to future purchases or the corresponding portion of the prepayment will be returned by April 2008. The balance of our unsecured prepaid account with this foundry is included in other current assets and other assets.

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

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit key engineering talent, our ability to execute on new product developments and our ability to persuade customers to design in these new products into their applications. Our industry is characterized by decreasing unit selling prices over the life of a product as the volumes typically increase. However, price decreases can sometimes be quite rapid and faster than the rate of increase of the associated product volumes. We believe we compete effectively based upon our ability to capitalize on efficiencies and economies of scale in production and sales, and our ability to maintain or improve our productivity and product yields to reduce manufacturing costs.

We are in direct and active competition, with respect to one or more of our product lines, with at least 30 manufacturers of varying size, technical capability and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of our competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors with respect to our power management products to include Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Advanced Analogic Technologies, and Monolithic Power Systems. With respect to our protection products, our primary competitors are ST Microelectronics N.V., Philips (now NXP), ON Semiconductor, Protek and California Micro Devices. With respect to our test and measurement products, our primary competitors are Analog Devices and Maxim Integrated Products and our primary competitors with respect to our advanced communications and sensing products are Silicon Laboratories, IDT, Zarlink Semiconductor, and Micrel Semiconductor. With respect to our power discrete products, there is one primary competitor, Microsemi Corporation.

Intellectual Property and Licenses

We own many U.S. and foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2009 to 2025. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others.

Semtech Neuchatel, a subsidiary of Semtech International AG, licenses certain patents and other intellectual property to others in exchange for use of the other party’s intellectual property and/or royalties or other fees which, in the aggregate, were not material in fiscal year 2007.

We license some intellectual property from other companies and we believe the duration and other terms of the licenses are appropriate for our needs. At January 28, 2007, other current liabilities includes approximately $162,000 of fees payable in connection with the license of certain intellectual property.

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

Employees

As of January 28, 2007, we had 689 full-time employees. There were 126 employees in research and development, 150 in sales, marketing and field services, and 85 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions. Approximately 45% of our employees are assigned to the Standard Semiconductor Products segment and approximately 21% are assigned to the Rectifier, Assembly and Other Products segment, with the remaining employees, approximately 34%, serving both segments.

We have not had a work stoppage in at least the last decade and the only unionized employees are approximately 90 Mexican nationals who work at our Reynosa facility, a part of our Rectifier, Assembly and Other Products segment. Our employee relations during the last fiscal year have been, and remain, satisfactory.

We readjust our workforce from time to time to meet the changing needs of our business. Competition for key design engineering talent globally is significant.

Government Regulations

We are required to comply, and it is our policy to comply, with numerous government regulations that are normal and customary to businesses in our industry and that operate in our markets and operating locations.

Our sales that serve the military and aerospace markets primarily consist of products from the Rectifier, Assembly, and Other Products segment that have been qualified to be sold in these markets by the U.S. Department of Defense (DOD). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in the power discretes product line. The U.S. State Department has determined that a small number of special assemblies from the Rectifier, Assembly, and Other Products segment are subject to the International Traffic in Arms Regulations (ITAR). We have a Technical Assistance Agreement in place that permits us to assemble these products in Mexico. International shipments of these products require a State Department license. Sales of products subject to ITAR are not material relative to the total sales of the Company.

Our facilities throughout the world are subject to various environmental laws and regulations and we believe our operations are in substantial compliance with those laws and regulations. Due to our limited manufacturing operations, the expense related to environmental compliance for our ongoing operations was immaterial for fiscal years 2007, 2006 and 2005 and has not had any material adverse effect on our capital expenditures, net income, or competitive position. New laws or regulations or changes to existing laws or regulations could subject our ongoing operations to different or additional environmental standards that could increase our cost of compliance in the future. In addition, our cost of doing business could increase if our suppliers increase prices to recoup the cost of their compliance with environmental laws or regulations.

We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites (see Note 12 to our consolidated financial statements included in Item 8). During fiscal years 2007, 2006 and 2005, the expense incurred with respect to these clean up matters was not material.

We used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the facility in Newbury Park, California that we leased for approximately forty years. We vacated the building in May 2002. Certain contaminants have been found in the local groundwater. Monitoring results over a number of years indicate that contaminants are from adjacent facilities. It is currently not possible to determine the ultimate amount of future clean-up costs, if any, that may be required of us for this site. There are no claims pending with respect to environmental matters at the Newbury Park site. Accordingly, no reserve for clean-up has been provided at this time.

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

Financial statements and the related reports of our independent public accountants, earnings press releases, and similar communications issued prior to July 20, 2006 should no longer be relied upon and have been superseded by the information contained in the Form 10-K/A for fiscal year 2006 filed on March 29, 2007 (“Form 10-K/A”); our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2006, July 30, 2006, and October 29, 2006 which were filed concurrently with the Form 10-K/A (the “FY2007 Form 10-Qs”); and in reports filed with the SEC subsequent to the filing of the Form 10-K/A.

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

We are subject to an SEC inquiry, a Federal Grand Jury subpoena, and shareholder litigation related to our historical stock option practices

See Note 12 to the consolidated financial statements included in Item 8 of this report for information regarding inquiries into our historical stock option practices being conducted by the SEC and under a Federal Grand Jury subpoena. The filing of our restated financial statements does not resolve these matters. In the event that either or both of these investigations lead to action against any of our current or former directors, officers, or employees, or the Company itself, the trading price of our common stock may be adversely impacted. If we are subject to adverse findings in either of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Also see Note 12 with respect to shareholder derivative litigation and other matters related to the restatement and its underlying circumstances that could have a material adverse effect on our business and the price of our common stock.

If one or more of these matters continues for a prolonged period of time, they may have the same impact regardless of the ultimate outcome.

We may be required to further amend our financial statements

With the filing of the Form 10-K/A and the FY2007 Form 10-Qs in March 2007, we believe we have corrected the accounting errors arising from our past stock option practices. However, if the SEC disagrees with the accounting methods we used, objects to the manner in which we disclosed the restated financial information or related qualitative information, or otherwise imposes additional requirements with respect to our restated financial statements or stock option restatements in general, we could be required to further amend these filings. Further restatement could also be required if new facts become available as a result of the SEC inquiry, the Federal Grand Jury subpoena, the shareholder litigation or through other means. A further revision of our financial statements could negatively effect our business and the price of the Company’s common stock.

Our stock may be delisted from the NASDAQ Stock Market

For portions of fiscal years 2007 and 2008 we were in violation of Nasdaq continued listing requirements and our securities were subject to delisting from the Nasdaq Global Market because we did not timely file our Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2007. Delisting was stayed by Nasdaq based on information and a plan of compliance we presented at a hearing before a Nasdaq Listing Qualifications Panel and otherwise.

With the filing of the Form 10-K/A and the FY2007 Form 10-Qs in March 2007, we believe we are in compliance with Nasdaq’s continued listing requirements. We await confirmation from Nasdaq. However, if the SEC disagrees with the methods used by the Company to account for and report the financial impact of past stock option practices or imposes additional requirements, the Company could be required to further amend its filings. A further revision of our financial statements could delay the filing of subsequent SEC reports which, in turn, might result in the delisting of the our stock. There is no assurance that there will not be other events or circumstances that result in noncompliance with Nasdaq continued listing standards.

We could face claims by individuals prevented from exercising stock options due to the restatement

The exercise of stock options was prohibited during the restatement process because our filings with the SEC were not current. We could face claims from optionees who were prevented from exercising expiring options or with options that lapsed because exercise was prohibited during the short post-termination period provided for by their award agreements. In fiscal year 2007, the Compensation Committee considered this situation and authorized cash payments to some optionees and we made an accrual for certain other potential claims. See Note 19 to the financial statements included in Item 8 of this report and Item 9A of this report.

We could also face claims from individuals whose options have been cancelled or repriced by the Special Litigation Committee of the Board (“Special Litigation Committee”) that was charged with determining the consequences of the behavior of certain individuals who were found by a separate Special Committee of the Board (“Special Committee”) to have various degrees of culpability with regard to past improper stock option practices.

We are ineligible to use SEC Form S-3 to register securities

As a result of our failure to file the FY2007 Form 10-Qs on a timely basis, we are no longer eligible to use the short-form (Form S-3) to register our securities with the SEC until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. Although inconvenient, this restriction will not affect our ability to access the capital markets.

Failure to maintain effective internal controls or disclosure controls could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and an annual report by our independent registered public accounting firm addressing the assessment. Management is similarly required to review disclosure controls, which are controls established to ensure that information required to be disclosed in SEC reports is recorded, processed, summarized and reported in a timely manner.

In conjunction with the preparation of the Form 10-K/A and FY2007 Form 10-Qs, we reassessed our internal controls and disclosure controls as of the end of fiscal year 2006 and the end of each of the first three quarters of fiscal year 2007 and determined that our internal controls and disclosure controls were not effective as of those dates because of a material weakness in our control environment. More specifically, during all or a portion of those periods the Company was under the leadership of individuals who were found by the Special Committee to have manipulated option grants or who were found to have known or should have known of the past manipulation and initiated or participated in some manipulative acts in the past. This material weakness was remediated by the departure of the implicated executives from active management of the Company through resignation from office in November and December 2006 and subsequent termination of employment or, in the case of one individual, through a leave of absence from the Board of Directors in August 2006 and a determination by the Board not to nominate him for re-election.

Management’s report on internal controls as of the end of fiscal year 2007 is included in Item 9A of this report and the required attestation report of our independent registered public accounting firm is included in Part II, Item 8 of this report. Our disclosure controls and procedures are also discussed in Item 9A of this report.

If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. If we fail to maintain adequate disclosure controls, the reports we file with the SEC, including the financial statements contained therein, could be inaccurate or misleading.

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

We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Advanced Analogic Technologies, and Monolithic Power Systems, with respect to our power management products; ST Microelectronics N.V., Philips (now NXP), ON Semiconductor, Protek and California Micro Devices, with respect to our protection products; Analog Devices and Maxim Integrated Products, with respect to our test and measurement products; Silicon Laboratories, IDT, Zarlink Semiconductor, and Micrel Semiconductor, with respect to our advanced communications and sensing products. With respect to our power discrete products, there is one primary competitor, Microsemi Corporation. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

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

Many of our products are used in personal computers and related peripherals. For fiscal year 2007, we estimate that 24% of our sales were used in computer applications, including 15% tied to notebook computers and PDAs. Industry-wide fluctuations in demand for desktop and notebook computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

We estimate that sales related to cellular phone applications represented 20% of our sales in fiscal year 2007. In fiscal year 2006, sales tied to cellular phone applications were estimated at 27% of our sales. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, could adversely affect our business.

We obtain many essential components and materials and certain critical manufacturing services from a limited number of suppliers and subcontractors, which are principally foreign-based entities

Our reliance on a limited number of outside subcontractors and suppliers for silicon wafers, packaging, test and certain other processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks are attributable to several factors, including limitations on resources, labor problems, equipment failures or the occurrence of natural disasters. The good working relationships we have established with our suppliers and subcontractors could be disrupted, and our supply chain could suffer, if a supplier or subcontractor were to experience a change in control. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments and harm our business. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.

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

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines and Germany. For fiscal year 2007, approximately 43% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2006, approximately 55% of our silicon in terms of cost of wafers was supplied by this third-party foundry in China. While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

In the normal course of our business, we indemnify other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise pursuant to contracts under which we agree to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of our employees, infringement of third-party intellectual property rights, and certain environmental matters. We have not incurred any significant expense as a result of agreements of this type in at least a decade, but there can be no assurances that the Company will not incur expense under these indemnification provisions in the future.

We have also entered into agreements with our current and former directors and certain of our current and former executives indemnifying them against certain liabilities incurred in connection with their duties. Our Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to our current and former directors and employees, as does the California Labor Code. In some cases there are limits on and exceptions to our potential indemnification liability. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. Prior to fiscal year 2007, we had not incurred any significant expense as a result of agreements of this type for at least a decade. In fiscal year 2007, in conjunction with the review of our historical stock option practices, we incurred significant expense by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. See Note 13 to the consolidated financial statements included in Item 8 of this report for information regarding indemnification expenses associated with the restatement and its underlying circumstances. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make with respect to other matters as a result of these agreements, corporate documents, and statutes.

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

The market price of our common stock may be adversely affected by the restatement and matters arising from its underlying circumstances, including the aforementioned SEC investigation, grand jury subpoena, and derivative litigation, as well as by press commentary on the Company’s situation and option granting practices in general.

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 62% of net sales in the fiscal year ended January 28, 2007. Sales to our customers located in Taiwan and Korea constituted 21% and 21%, respectively, of net sales for fiscal year 2007. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

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

From time to time, we do a limited amount of hedging of our foreign exchange exposure. As of January 28, 2007 we had no foreign exchange hedge contracts in place. As a means of managing our foreign exchange exposure, we routinely convert U.S. dollars into foreign currency in advance of the expected payment. Any future use of forward contracts to hedge foreign exchange exposure may be required to be marked-to-market each quarter and can create volatility in net income not directly tied to our operating results.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

The identity of our largest customers has varied from year to year. Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. One of our end-customers, a major manufacturer of cellular phone handsets and other electronic equipment, accounted for 10% of net sales in fiscal year 2007. In addition, we had several end-customers in fiscal year 2007 that on an annual basis accounted for more than 5% of net sales, but less than 10% of net sales.

Several of our authorized distributors have regularly accounted for more than 10% of net sales on an annual basis. Depending on the authorized distributor and their strategic focus, they can support anywhere from a few end-customers to many end-customers. For fiscal year 2007, two of our Asian distributors accounted for approximately 12% and 7%, respectively, of net sales. As of the end of fiscal year 2007, these two Asian distributors accounted for approximately 10% and 5%, respectively, of our net accounts receivable.

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

Most of our authorized distributors, which together represent more than half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable

In fiscal year 2007, authorized distributors accounted for approximately 62% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2007, our two largest distributors were based in Asia.

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

If we are unsuccessful in integrating acquired companies into our operations or if integration is more difficult than anticipated, then we may not achieve anticipated cost savings or synergies and may experience disruptions that could harm our business. Some of the risks that may affect our ability to successfully integrate acquired companies include those associated with:

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development, especially with respect to highly complex technologies;

•	assuring acquired products meet our quality standards;

•	loss of key employees or customers of the acquired company;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	consolidation of facilities and functions; and

•	the geographic distance between the companies; and disparate corporate cultures.

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

Our business could be harmed, especially in the near term, by the disruption and associated loss of corporate history and knowledge base caused by the personnel actions taken following the report of the Special Committee.

If our stock price declines below the exercise price of stock options held by employees, which is now the case for many options held by many employees, the retention incentive aspect of the stock options is lost and there is a greater likelihood we will be unable to retain key talent. If employees prohibited from exercising expiring stock options during the restatement process are not compensated in some fashion, our ability to retain our workforce could be harmed significantly. As described in Note 19 to the financial statements included in this report, we have taken some steps to compensate optionees who were not able to exercise expiring options during the restatement process.

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

Certain transition rules are in effect that allow remediation of the condition that subjects a stock option to Section 409A of the Internal Revenue Code. To be effective, the remediation with respect to executive level employees must have been completed by December 31, 2006 and must be complete for other employees by December 31, 2007. The Company has not taken any actions to remediate these options. Since the material options that have been determined to be subject to 409A were issued at exercise prices that are substantially higher than the current price of the Company’s stock, the future impact of Section 409A is not expected to present a material exposure to the Company under these transitional rules or the final regulations under 409A that were released on April 10, 2007.

Changes in stock option accounting rules will impact our reported operating results prepared in accordance with generally accepted accounting principles, and may impact our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain their workforces in a competitive marketplace. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value, is effective beginning with a company’s first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. This means SFAS 123(R) was effective for us beginning with the first quarter of fiscal year 2007, which began on January 30, 2006. We have adopted the new standard using the modified prospective transition method.

The implementation of SFAS 123(R) has resulted in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Our headquarters is located in Camarillo, California where we own an approximately 85,000 square foot facility that was completed in 2002. The original parcel on which the headquarters is located will accommodate substantial expansion, and we purchased a vacant lot adjacent to the headquarters when it became available in fiscal year 2003. The Camarillo facility houses a very limited amount of test and probe activity, as well as inside sales, marketing and administrative offices. The Camarillo facility serves as the business headquarters for our Rectifier, Assembly and Other Products segment and all of the product lines that make up the Standard Semiconductor Products segment, with the exception of our test and measurement product line that is headquartered in San Diego, California and our advanced communication and sensing (AC&S) product line that is headquartered in Neuchatel, Switzerland.

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

We lease a facility in St. Gallen Switzerland which serves as corporate headquarters for our Semtech International AG subsidiary and houses finance, administrative and other general functions. In addition, we lease a facility in Neuchatel Switzerland which serves as headquarters for our AC&S product line, which is part of the Standard Semiconductor Product segment. The leases on these facilities run through 2011 and 2008, respectively.

We also lease space to house certain of our other design, sales and marketing and operations facilities in San Jose, California; Raleigh, North Carolina; China; England; France; Germany; Japan; Korea; the Philippines; Scotland; and Taiwan. The space in New York City that previously housed our HID product group has been sublet.

In December 2000, we purchased a parcel of land in San Diego, California and began exploring plans to build a facility to support our test and measurement product line. We deferred the project due to the significant downturn in the product line’s business. In the fourth quarter of fiscal year 2007, we entered into a contract to sell this parcel of land for $10 million, before commissions and other costs of sale. Escrow is scheduled to close in mid-April 2007, pending resolution of various contingencies. Based on the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, we reclassified this parcel of land as “held for sale” in the fourth quarter of fiscal year 2007. The total reclassified as held for sale as of January 28, 2007 is $8.2 million. We did not record any gain on this pending sale in fiscal year 2007. See Note 6 to the financial statements included in this report.

We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we become subject to legal proceedings in the ordinary course of our business. We do not believe the resolution of any such pending legal proceeding will, either individually or in the aggregate, materially and adversely affect our business.

In addition, the Company has received an informal SEC inquiry and a Federal Grand Jury subpoena related to its historical stock option practices. The Company has also been named as a nominal defendant in some shareholder derivative lawsuits against current and former directors and officers of the Company, and has received other communications from shareholders, all related to historical stock option practices. The outcome of these matters is uncertain. For a more detailed description of these matters, see Notes 12, 13 and 19 to the financial statements included in this report. Legal and other expenses related to these proceedings, including settlements in lieu of defense, have been and may continue to be significant.

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

The descriptions of the legal proceedings in Note 12 to the financial statements included in this report are incorporated by reference to this Item 3.

During fiscal year 2007 we were not subjected to any penalties requiring disclosure under Section 6707A(e) of the Internal Revenue Code.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “SMTC.” See “Our stock may be delisted from the NASDAQ Stock Market” in Item 1A for information regarding our status with NASDAQ. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the NASDAQ Global Market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ending January 29, 2006:
First Quarter	$20.86	$16.15
Second Quarter	$18.86	$16.36
Third Quarter	$19.47	$13.89
Fourth Quarter	$21.06	$14.42
Fiscal year ending January 28, 2007:
First Quarter	$20.26	$17.17
Second Quarter	$21.06	$11.51
Third Quarter	$13.84	$11.00
Fourth Quarter	$13.77	$12.36

Holders

On April 5, 2007, the reported last sale price of our common stock on the NASDAQ Global Market was $13.71 per share. As of April 5, 2007, we had 420 stockholders of record.

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

See the information set forth in Part III, Item 12 of this Form 10-K.

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

Purchases of Equity

This table provides information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2007.

Issuer Purchases of Equity Securities

Fiscal Month	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
November
(10-30-06 to 11-26-06)	—	—	—	$50.3 million
December
(11-27-06 to 12-22-06)	—	—	—	$50.3 million
January
(12-25-06 to 01-28-07)	—	—	—	$50.3 million
Total fourth quarter fiscal year 2007	—	—	—

(1)	On February 24, 2004 the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). On July 6, 2005, the Company announced that it had exhausted the initial authorization and that its Board of Directors had approved an additional $50.0 million for the 2004 Program. The 2004 Program does not have an expiration date. No publicly announced plan or program of the Company for the purchase of shares expired during the period covered by the table.
(2)	The Company did not repurchase any of its common stock in the fourth quarter of fiscal year 2007. The Company made its last fiscal year 2007 repurchase of its common stock in April 2006, which was prior to receipt of the notifications that began the investigations that led to the restatement described in Item 7 of this report.
(3)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors. Current and former employees and directors were prohibited from exercising stock options during the restatement process, which included the fourth quarter of fiscal year 2007.

Performance Graph

This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2002 in (i) the Company’s Common Stock, (ii) the NASDAQ Stock Market—U.S., and (iii) the NASDAQ Electronic Components Stocks. All values assume reinvestment of all dividends and are calculated as of the last day of each of our fiscal years. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal year	2002	2003	2004	2005	2006	2007
Semtech Corporation	$100	$39	$77	$54	$57	$39
Nasdaq Stock Market—U.S.	$100	$70	$110	$106	$121	$129
Nasdaq Electronic Components Stocks	$100	$53	$106	$73	$83	$85

The information contained in this Item 5 under the heading “Performance Graph” (i) is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and (ii) shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing to this Item 5 Performance Graph information.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statement of income data set forth below for fiscal years 2007, 2006 and 2005 and the consolidated balance sheet data as of the end of fiscal years 2007 and 2006, are derived from, and qualified by reference to, the audited consolidated financial statements in Item 8 of this report. The consolidated statement of income data for fiscal years 2004 and 2003, and the consolidated balance sheet data as of the end of fiscal years 2005, 2004 and 2003 is derived from the books and records of the Company.

This information should be read in conjunction with Management’s Discussion and Analysis contained in Item 7 of this report, the audited financial statements and accompanying notes included in Item 8 of this report, and the corresponding items included in our Form 10-K/A. Information that has been previously filed or otherwise reported for the periods presented in this Item 6 (and opinions of our independent public accounting firms thereon), other than as reported in our Form 10-K/A or subsequently filed reports, should no longer be relied upon.

The fiscal year ended January 30, 2005 consisted of fifty-three weeks and all other fiscal years presented consisted of fifty-two weeks. Our past results are not necessarily indicative of our future performance.

Income Statement Data

Consolidated Statement of Income Data:

(In thousands, except earnings per share data)

	Fiscal Year Ended
	Jan 28 2007	Jan 29 2006	Jan 30 2005	Jan 25 2004	Jan 26 2003

	(1)	(1)	(1)	(1)	(1)
Net Sales	$252,538	$239,338	$253,612	$192,079	$192,958
Cost of Sales	115,564	105,236	106,407	82,635	84,908

Gross Profit	136,974	134,102	147,205	109,444	108,050
Operating costs and expenses:
Selling, general & administrative	70,249	45,600	46,935	42,190	40,988
Product development & engineering	41,256	37,928	35,312	33,319	36,364
Acquisition related items (2)	1,192	4,954	—	—	—
One-time costs (3)	412	(129)	629	—	13,202

Total operating costs and expenses	113,109	88,353	82,876	75,509	90,554

Operating income	23,865	45,749	64,329	33,935	17,496
Interest and other income (expense), net (4)	13,546	7,286	6,304	(451)	15,187

Income before taxes	37,411	53,035	70,633	33,484	32,683
Provision for taxes	6,283	11,084	15,725	7,686	7,991

Net income	$31,128	$41,951	$54,908	$25,798	$24,692

Earnings per share:
Basic	$0.43	$0.57	$0.74	$0.35	$0.34
Diluted	$0.42	$0.55	$0.70	$0.33	$0.32
Weighted average number of shares:
Basic	72,372	73,436	74,187	73,570	73,013
Diluted	74,017	76,114	78,257	77,634	77,963

(1)	Beginning with fiscal year 2007, we are required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), to measure compensation cost for all share-based payments (including stock options) at fair value. We have adopted the new standard using the modified prospective transition method. The implementation of SFAS 123(R) has resulted in lower reported earnings per share, as compared to prior years, as indicated in the following table. The following table includes information that is not in accordance with U.S. generally accepted accounting principles (“GAAP”), but we believe this non-GAAP information is helpful to a comparison and understanding of the Company’s performance over the last five fiscal years. The stock-based compensation for fiscal years 2003 through 2006 is a result of the correction of accounting related to stock options, as detailed in the Form 10-K/A.

Supplemental Data on Stock-Based Compensation Expense

(In thousands, except earnings per share data)

Stock-based Compensation Included in Above Selected Consolidated Financial Data Table

	Fiscal Year Ended
	Jan 28 2007	Jan 29 2006	Jan 30 2005	Jan 25 2004	Jan 26 2003
Cost of Sales	$1,200	$213	$702	$1,303	$1,811
Selling, General and Administrative	9,761	920	3,115	4,983	6,562
Product development and Engineering	3,975	394	1,820	2,948	5,028

Stock-based compensation, pre-tax	14,936	1,527	5,637	9,234	13,401
Associated tax effect	(2,035)	(433)	(1,657)	(2,566)	(3,912)

Net effect on net income	$12,901	$1,094	$3,980	$6,668	$9,489

Impact of Stock-Based Compensation Expense

Net income	$31,128	$41,951	$54,908	$25,798	$24,692
Add back: stock based compensation, net of tax	12,901	1,094	3,980	6,668	9,489

Adjusted net income (non- GAAP)	$44,029	$43,045	$58,888	$32,466	$34,181

Earnings per share:
Basic	$0.43	$0.57	$0.74	$0.35	$0.34
Diluted	$0.42	$0.55	$0.70	$0.33	$0.32
Adjusted Earnings per share (non- GAAP):
Basic	$0.61	$0.59	$0.79	$0.44	$0.47
Diluted	$0.59	$0.57	$0.75	$0.42	$0.44
Weighted average number of shares:
Basic	72,372	73,436	74,187	73,570	73,013
Diluted	74,017	76,114	78,257	77,634	77,963

(2)	Acquisition related items are related to the June 2005 acquisition of XEMICS SA.
(3)	The one-time items for fiscal years 2007, 2006 and 2005 relate to litigation against our insurers to recoup costs related to a customer dispute settlement in fiscal year 2003. Operating costs and expenses for the fiscal year ended January 26, 2003 include one-time costs of $13.2 million, which included $12.0 million associated with the settlement of a customer dispute, $852,000 for an expected loss on the sub-lease of our New York office and $350,000 for asset impairment at our previously operated wafer fabrication facility in Corpus Christi, Texas.
(4)	Interest and other income (expense) for the fiscal year ended January 25, 2004 includes one-time cost of $6.8 million for the retirement of debt and $2.9 million of gain on the extinguishment of debt. Interest and other income (expense) for the fiscal year ended January 26, 2003 includes $12.7 million of gain on the extinguishment of debt.

Balance Sheet Data

Consolidated Balance Sheet Data

(In thousands)

	Balances as of
	Jan 28 2007	Jan 29 2006	Jan 30 2005	Jan 25 2004	Jan 26 2003
Cash, cash equivalents and investments	$341,180	$278,186	$301,898	$275,477	$489,047
Working capital	324,831	235,570	221,434	217,277	421,219
Total assets	521,654	472,946	458,984	410,136	621,037
Convertible subordinated notes	—	—	—	—	241,570
Other long-term liabilities	7,450	5,478	2,410	—	—
Total stockholders’ equity	481,181	437,653	425,329	381,177	341,835

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s discussion and analysis set forth below reflects the restatement of prior year financial statements as described in the Explanatory Note. As a result, the information set forth in this Item 7 may not be comparable to discussions and data in our previously filed reports. Financial statements and the related reports of our independent public accountants, earnings press releases, and similar communications issued prior to July 20, 2006 should no longer be relied upon and have been superseded by the information contained in the Form 10-K/A; our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2006, July 30, 2006, and October 29, 2006 which were filed concurrently with the Form 10-K/A; and in reports filed with the SEC subsequent to the filing of the Form 10-K/A.

Review of Stock Option Practices

In light of an informal inquiry from the SEC in May 2006, management undertook an internal review of the Company’s historical stock option practices and a Special Committee of independent Directors was established to conduct a separate investigation. These assessments extended back to the start of fiscal year 1996 and determined that certain stock options granted or modified primarily during fiscal years 1996 to 2003 were not properly accounted for under U.S. generally accepted accounting principles (“GAAP”), generally due to the use of incorrect accounting measurement dates.

The pre-tax, non-cash, stock-based compensation expense resulting from the revised measurement dates and other adjustments (“Restatement Adjustments”) made to correct the accounting was approximately $91.0 million in the aggregate for fiscal years 1996 through 2006, net of forfeitures related to employee terminations The net of tax amount is approximately $62.0 million. The additional non-cash compensation expense was amortized over the required service period, generally over the vesting periods of the respective grants.

In March 2007 we filed an amendment (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended January 29, 2006 to reflect the additional non-cash stock-based compensation expense. The Form 10-K/A includes a restatement of our consolidated financial statements and related disclosures for the three years ended January 29, 2006 and selected consolidated financial data for the five years ended January 29, 2006, The cumulative after tax adjustment for fiscal years 1996 through 2003 is included in the restated fiscal year 2004 balance sheet as a reduction in stockholders’ equity. The Restatement Adjustments had no impact on revenues, on net cash provided by operating activities, on investing or financing cash flows, or on the Company’s total cash balances. See the Form 10-K/A for detailed information about the restatement, its underlying circumstances, and associated matters.

The incorrect stock option accounting described above has an immaterial impact on fiscal year 2007 and future years, although we have incurred, and will continue to incur, significant accounting, consulting and legal fees related to the restatement and associated matters such as Government inquiries and litigation. These expenses are expected to be significant for some time. In fiscal year 2007 we recognized $2.5 million of expense related to the compensation of optionees who were prohibited from exercising expiring or lapsing stock options during the restatement process and we may incur significant expense with respect to this item in the future from other optionees. See Note 19 to the financial statements included in this report.

Overview

We design, develop and market a broad range of products that are sold principally to customers in the computer, consumer product, communications and industrial markets for a wide variety of end applications. Computer end market applications include notebook and desktop computers, computer graphics, and personal digital assistants (PDAs). Products within the communications market include products for set-top boxes, local area networks, metro and wide area networks, cellular phones and base stations. Industrial and other applications include automated test equipment (ATE), power supplies, hearing aids and other medical devices, and meter reading and factory automation systems. Our end-customers are primarily original equipment manufacturers and their suppliers, including Apple, Cisco, Compal Electronics, Dell, Hewlett Packard, IBM, Intel, LG Electronics, Motorola, Nortel, Phonak, Quanta Computer, Samsung, Siemens, and Sony.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during fiscal year 2007 were 38% of net sales. The remaining 62% of net sales were made through independent distributors.

We divide and operate our business based on two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. We do not track balance sheet items by individual reportable segments. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our power management, protection, test and measurement, and advanced communications and sensing (AC&S) product lines. It also includes the small human interface device (HID) product line, which we are exiting. The Rectifier, Assembly and Other Products segment includes our line of power discrete products, such as assembly and rectifier devices. This is the product line on which we were founded to supply the military and aerospace market.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Malaysia, Korea, the Philippines, Germany, Israel and Canada. For the fiscal year ended January 28, 2007, approximately 43% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2007 constituted approximately 78% of our net sales. Approximately 81% of foreign sales in fiscal year 2007 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Acquisition

On June 23, 2005, we acquired through our wholly-owned Swiss subsidiary, Semtech International AG, all of the outstanding shares of XEMICS SA (XEMICS) in a cash-for-stock transaction pursuant to a share purchase and sales agreement. Following the acquisition we changed the name of the company from XEMICS SA to Semtech Neuchatel SA (Semtech Neuchatel).

Semtech Neuchatel is a research and development intensive company based in Switzerland that applies low-power, low-voltage design expertise across its core technologies, namely sensor interfacing/data acquisition, 8-bit RISC microcontrollers, radio frequency transceivers and audio converters. These capabilities are aimed at adding value in next generation, highly integrated battery powered wireless and sensing applications. Semtech Neuchatel, which continues to operate from its Switzerland location, is part of our advanced communication and sensing (AC&S) product line and is included in the Standard Semiconductor Products Segment.

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

The former XEMICS shareholders made certain representations, warranties and covenants with respect to the financial condition of XEMICS and other matters. A portion of the purchase price was not immediately disbursed to the selling shareholders but was held in escrow for fifteen months after the closing to ensure the availability of some funds in the event liability attached to the selling shareholders as a result of a breach of the representations and warranties. This fifteen-month escrow period ended in September 2006. No claims were made against this escrow account and the escrowed funds were released to the selling shareholders. However, six of the selling shareholders continue to remain liable for five years after the closing as to certain representations related to organization, capital structure, and tax matters. The share purchase and sales agreement provides for certain conditions and limitations on the selling shareholders’ liability. We continue to monitor and assess whether there are any qualifying items in excess of the threshold for making a claim against the six selling shareholders. Any successful claim will be accrued as a reduction of the cost of the acquisition.

Consistent with purchase accounting treatment of the acquisition, we included XEMICS’ results of operations subsequent to the close of the transaction on June 23, 2005 in our consolidated results of operations. We also assumed the assets and liabilities of XEMICS as of the closing date.

During the second quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development. From the close date of June 23, 2005 until the end of our fiscal year 2006 on January 29, 2006, we incurred $954,000 of expense for amortization of other intangible items. The remaining $5.5 million balance of other intangible items as of end the end of fiscal year 2006 will be amortized over future periods. The amount amortized in fiscal year 2007 was $1.2 million. There are no tax-related benefits from these acquisition related costs.

Additional information regarding the acquisition is provided in this Item 7 under the caption Critical Accounting Policies and Estimates and in Note 18 to the financial statements included in this report.

Insurance Settlements

In March 2003, we announced that we resolved a customer dispute. The terms of the settlement agreement included a provision that called for us to pay the customer $12.0 million in cash. At the time of the customer settlement, we stated that we would vigorously pursue insurance coverage for the full value of the settlement. We subsequently filed lawsuits against three of our insurance companies and reached settlements with two of the three insurance companies in the second quarter of fiscal year 2006. We recorded a $3.0 million gain in fiscal year 2006 for these insurance settlements. In fiscal year 2006, we also recorded $2.9 million of related legal expenses under the operating expense category of selling, general and administrative. The case against the remaining insurance company is still pending but no trial date has been set. We are unable to predict if settlement will be reached prior to trial. There is no assurance that we will prevail at trial or that the insurance company will not appeal if we do prevail. The insurance recoveries and related legal fees and expenses for fiscal years 2007, 2006 and 2005 are set forth on the consolidated statements of income as a separate line item titled “Insurance related legal expenses.” Legal fees and expenses related to pursuit of the insurance recovery have been, and will continue to be, expensed in the period incurred. If the settlement amount or amount awarded at trial is less than we seek, if we fail to prevail at trial, or if we or the insurance company appeal the decision, total legal expenses associated with the litigation since its inception may exceed the amount recovered from the insurance companies.

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

In-Process Research and Development Related to Acquisition of XEMICS in June 2005

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

As of the acquisition date, the cost to complete development was estimated to be $3.9 million and revenue related to the acquired IPR&D was projected to begin in the fourth quarter of fiscal year 2007. As a result of a shift in strategic market positioning, R&D priorities were revised and related resources were reallocated. This shift resulted in the cancellation of some development activities and a reduced allocation of development resources to others, resulting in a delay in projected release to market of certain IPR&D related products. Revenue related to the acquired IPR&D is now projected to begin late in fiscal year 2008. The shift in priorities is expected to reduce cash flow from IPR&D related projects by approximately $2.4 million over the next three years which will be partially offset by reduced development costs related to the cancelled development activities. The assumptions consist primarily of expected completion dates, estimated cost to complete, and revenue and expense projections for the product once it enters the market.

Accounting for Income Taxes

The SFAS 109,”Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax impact is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize probable liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes may be due. We maintain a contingency reserve of $1.3 million to reflect this exposure.

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

Results of Operations

Fiscal Year 2007 Compared With Fiscal Year 2006

Net Sales. Net sales for fiscal year 2007 were $252.5 million, an increase of 5.5% from $239.3 million for fiscal year 2006. Included in net sales for fiscal year 2007 and 2006 were $29.4 million and $14.8 million, respectively, of incremental sales as a result of the June 2005 acquisition of XEMICS.

Semiconductor and electronics industry conditions weakened in the second half of fiscal year 2007 compared to the first half of fiscal year 2007. Fiscal year 2006 was characterized by a strong second half, but a weaker first half of fiscal year 2006. Our quarterly sales levels reflected these periods of strength and weakness.

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

(fiscal years, in thousands)

	2007		2006
End-Markets	Net Sales	% total	Net Sales	% total	Change
Computer	$59,619	24%	$71,079	30%	-16%
Communications	94,170	37%	110,366	46%	-15%
Industrial/Other	98,749	39%	57,893	24%	71%

Net sales	$252,538	100%	$239,338	100%	6%

Within the computer end-market category, sales to notebook computer customers decreased by 10% during fiscal year 2007, sales of products used in desktop computers and servers were down 23% and sales related to computer graphics/gaming systems were down about 51%. Sales in the communications category were most impacted by a 24% decline in sales of products used in cellular handsets. Sales in networking and communications infrastructure applications were relatively flat. The increase in the industrial end-market category reflected a 74% increase in sales into the automated test equipment (ATE) market and a 70% increase in other industrial/other applications (primarily as a result of a full year of sales related to the June 2005 XEMICS acquisition, which contributed only eight months of sales to fiscal year 2006).

Standard Semiconductor Products represented 94% of net sales in fiscal year 2007, with the Rectifier, Assembly and Other Products segment contributing the remaining 6%. Included in Standard Semiconductor Products’ net sales for fiscal year 2007 and 2006 were $29.4 million and $14.8 million, respectively, of incremental sales as a result of the June 2005 acquisition of XEMICS.

Details on net sales by reportable segment are presented below.

(fiscal years, in thousands)

	2007		2006
Reportable Segment	Net Sales	% total	Net Sales	% total	Change
Standard Semiconductor Products	$236,220	94%	$229,425	96%	3%
Rectifier, Assembly and Other Products	16,318	6%	9,913	4%	65%

Net Sales	$252,538	100%	$239,338	100%	6%

The 3% increase in sales of Standard Semiconductor Products reflected the full year impact of the XEMICS acquisition for fiscal year 2007, compared to eight months in fiscal year 2006, as well as strength in wireline and industrial applications. This increase in revenue was somewhat offset by a decline in our Power business, specifically in the, notebook computer and cellular phone end markets.

Sales of our Rectifier, Assembly and Other Products increased by 65% in fiscal year 2007 due to strong demand for these products used mostly in military and certain industrial applications.

Gross Profit. Gross profit for fiscal year 2007 was $137.0 million, compared to $134.1 million for the prior year. Although net sales increased by 6% compared to fiscal year 2006, margins were negatively impacted for fiscal year 2007. Our gross margin was 54% for fiscal year 2007, down from 56% in fiscal year 2006. Our margins were negatively impacted by two key components, both of which were concentrated in our Power Management Group: 1) a significant write down of obsolete and excessive inventory relating to the decline in our Power Management business year over year of nearly 30% and 2) under absorption of manufacturing overhead expenses related to the reduction in production volumes at our vendors. Production volumes were impacted by the overall slowdown in the semiconductor market in the second half of fiscal year 2007 and also by the decline in our Power Management business. Our strategy is to develop new products that offer more advanced or more complex features than the competition, which in turn generally provides for higher gross margin. However, margin improvements may be offset by price erosion due to competition and other factors tied to industry conditions.

In fiscal year 2007 and fiscal year 2006, we sold $125,000 and $200,000, respectively, of inventory of the Standard Semiconductor Products segment that had been written-off during the second quarter of fiscal year 2002.

Operating Costs and Expenses. Operating costs and expenses were $113.1 million for fiscal year 2007, up from $88.4 million in fiscal year 2006. Detailed below are the operating costs and expenses for fiscal years 2007 and 2006. Fiscal years 2007 and 2006 include $14.9 million and $1.5 million of stock-based compensation expense, respectively. See Note 1 to the Condensed Statement of Income Data included in Item 6 of this report.

(fiscal years, in thousands)

	2007		2006
Operating Costs & Exp.	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$70,249	28%	$45,600	19%	54%
Product development and engineering	41,256	16%	37,928	16%	9%
Acquisition related items	1,192	1%	4,954	2%	-76%
Insurance related legal expenses/(settlements)	412	0%	(129)	0%	-419%

Total operating costs and expenses	$113,109	45%	$88,353	37%	28%

Selling, general and administrative expenses for fiscal year 2007 include approximately $12.1 million for legal, accounting, tax and other professional services in connection with the investigation of our historical stock option practices, the government inquiries regarding the same, the preparation of the restated financial statements, the related derivative litigation, and other matters associated with or stemming from the restatement and the underlying circumstances. These expenses include claims for advancement of legal expenses to current and former directors, officers and employees. These expenses also include charges related to compensating optionees who were prevented from exercising expiring or lapsing options during the restatement process. See Notes 13 and 19 to the financial statements included in this report for additional information regarding expenses related to the restatement.

The 9% increase in spending in the area of product development and engineering, also referred to as research and development (R&D), was largely a result of the full year impact related to the June 2005 acquisition of XEMICS.

Also impacting fiscal year 2007 and 2006 operating expenses were acquisition related expense items, most notably $4.0 million of written-off in-process research and development (see “In-Process Research and Development” above) in fiscal year 2006. In fiscal years 2007 and 2006 there was also $1.2 million and $954,000, respectively, of amortization of intangibles, all resulting from the acquisition of XEMICS. See “Acquisition” above and Note 18 to the financial statements included in this report.

Operating costs and expenses for fiscal years 2007 and 2006 include $412,000 and $2.9 million, respectively, of legal fees and expenses related to litigation by the Company seeking insurance recovery of amounts associated with resolution of a past customer dispute. Also included in fiscal year 2006 operating expenses is a $3.0 million gain associated with settlements with two of the three insurance company defendants. See “Insurance Settlements” above and Note 12 to the financial statements included in this report.

As a percentage of net sales, higher absolute spending also contributed to higher operating costs in fiscal year 2007 as compared to fiscal year 2006.

Operating Income. Operating income was $23.9 million in fiscal year 2007, down from operating income of $45.7 million in fiscal year 2006. Operating income benefited from a 6% increase in sales. However, lower gross margins along with increased legal and other expenses related to the restatement significantly increased operating costs and expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

(fiscal years, in thousands)

	2007		2006
Reportable Segment	Op. Income	% total	Op. Income	% total	Change
Standard Semiconductor Products	$18,948	79%	$44,006	96%	-57%
Rectifier, Assembly and Other Products	4,917	21%	1,743	4%	182%

Total operating income	$23,865	100%	$45,749	100%	-48%

Certain corporate level expenses not directly attributable to a segment are allocated to the segments based on percentage of sales. Beginning with the second quarter of fiscal year 2007, these allocated expenses include expenses associated with the Company’s investigation into its historical stock option practices, the restatement of its historical financial statements, and related matters. See Notes 13 and 19 to the financial statements included in this report for additional information regarding these expenses.

Operating income for the Standard Semiconductor Products decreased in fiscal year 2007 by 57% due to lower sales levels and higher operating costs and expenses, including $14.6 million of stock-based compensation. Operating income for the Rectifier, Assembly and Other Products increased by 182% in fiscal year 2007 due to increased sales and improved manufacturing efficiencies.

Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $13.7 million for fiscal year 2007, up from income of $7.5 million in fiscal year 2006. For fiscal years 2007 and 2006, a vast majority of interest and other income was interest income from investments. The improvement in fiscal year 2007 was mostly due to continued generation of operating cash flow coupled with higher rates of return on investments.

Provision for Taxes. The provision for income taxes was $6.3 million for fiscal year 2007 compared to $11.1 million for fiscal year 2006. The effective tax rates for fiscal year 2007 and fiscal year 2006 were 17% and 21%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions, as a percentage of total sales. Specifically, in fiscal year 2007, reduced tax rates were enacted in a foreign jurisdiction that resulted in a benefit of approximately $687,000. The benefit received from domestic territorial income exclusion provisions increased by approximately $363,000 in fiscal year 2007. The overall decline in the effective tax rate was also influenced by the deduction for restatement related expenses. Specifically, the deduction for restatement related expenses is benefited at a rate substantially higher than our overall tax rate.

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

(fiscal years, in thousands)

	2006		2005
End-Markets	Net Sales	% total	Net Sales	% total	Change
Computer	$71,079	30%	$81,156	32%	-12%
Communications	110,366	46%	121,734	48%	-9%
Industrial/Other	57,893	24%	50,722	20%	14%

Net sales	$239,338	100%	$253,612	100%	-6%

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

Operating Costs and Expenses. Operating costs and expenses were $88.4 million for the fiscal year 2006, up from $82.9 million in fiscal year 2005. Detailed below are the operating costs and expenses for fiscal years 2006 and 2005.

(fiscal years, in thousands)

	2006		2005
Operating Costs & Exp.	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$45,471	19%	$47,564	19%	-4%
Product development and engineering	$37,928	16%	$35,312	14%	7%
Product development and engineering	4,954	2%	—	0%	N/A

Total operating costs and expenses	$88,353	37%	$82,876	33%	7%

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

Provision for Taxes. The provision for income taxes was $11.1 million for fiscal year 2006, compared to $15.7 million in fiscal year 2005. The effective tax rate for fiscal year 2006 and fiscal year 2005 were 21% and 22%, respectively. The decline is due to increased sales by our foreign-based subsidiaries that are in lower tax jurisdictions. Specifically, in the fiscal year 2006, we received a favorable tax ruling in a foreign jurisdiction regarding eligibility for a sales exclusion provision. This exclusion reduced our fiscal year 2006 tax provision by approximately $2.4 million, of which approximately $2.1 million relates to the twelve month period ending January 29, 2006 and approximately $259,000 relates to the fiscal year ending January 30, 2005.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance or additional financial information. As such, there are no separately identifiable segment assets and liabilities.

As of January 28, 2007, we had working capital of $324.8 million, compared with $235.5 million as of January 29, 2006 and $221.4 million as of January 30, 2005. The ratio of current assets to current liabilities as of January 28, 2007 was 11.6 to 1, compared to 10.0 to 1 as of January 29, 2006 and 8.6 to 1 as of January 30, 2005. The significant increase in working capital as of January 29, 2007 compared to the prior year was most impacted by a $97.3 million increase in cash and cash equivalents and reclassification of land held for sale from the long-term portion of the balance sheet into current assets. The increase in working capital as of January 29, 2006 compared to the prior year was most impacted by a $22.0 million increase in temporary investments. Cash and cash equivalents declined by $16.6 million during fiscal year 2006, in part as funds were invested in temporary investments.

Cash provided by operating activities was $74.2 million for fiscal year 2007, compared to $65.1 million for fiscal year 2006 and $70.1 million for fiscal year 2005. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $11.8 million, $11.8 million and $9.8 million in fiscal years 2007, 2006 and 2005, respectively.

In addition to depreciation and amortization, operating cash flows in fiscal year 2007 were positively impacted primarily by net income of $31.1 million, $12.9 million of stock-based compensation and $9.7 million related to the tax benefit on stock-based compensation. The positive impact of these items was partially offset by a $2.6 million increase in deferred income taxes, a decline of $2.4 million in accounts payable, and $1.5 million related to excess tax benefits.

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

Investing activities provided $32.7 million in cash in fiscal year 2007 compared to net cash used by investing activities of $46.0 million in fiscal year 2006 and $58.4 million used in fiscal year 2005. In fiscal year 2007, the net decrease in available-for-sale investments contributed $35.2 million to our cash position and we spent $3.2 million on the acquisition of property, plant and equipment. The largest cash outlay related to investing activities in fiscal year 2006 was the use of $42.4 million of cash to acquire XEMICS in June of 2005. We spent $10.6 million on capital purchases in fiscal year 2006, and the net decrease in available-for sale investments contributed $7.0 million of cash to investing activities. In fiscal year 2005 we spent $16.5 million on capital purchases and had a net increase of $42.1 million in available-for sale investments. For fiscal years 2007 and 2005, investing activity included small amounts provided by the sale of property, plant and equipment.

Our financing activities used $9.6 million in cash during fiscal year 2007, as compared to financing activities using $35.9 million in cash during fiscal year 2006, and compared to financing activities using $25.8 million during fiscal year 2005. The decrease in use of cash for financing activities, as compared to the prior two years, was primarily due to the halt placed on our stock repurchase program due to the restatement process. In fiscal year 2007, only $14.2 million was spent on the repurchase of treasury stock, as compared to $46.9 million and $38.6 million in fiscal years 2006 and 2005, respectively. Stock option exercises were also halted during the restatement process, as indicated by the $2.2 million of proceeds in fiscal year 2007 as compared to stock option proceeds of $9.5 million and $11.4 million in fiscal years 2006 and 2005, respectively. Financing activities in fiscal year 2006 also reflect $3.0 million from the reissuance of treasury stock and $1.4 million used to payoff notes payable acquired as part of the XEMICS acquisition. Financing activities in fiscal year 2005 also reflect $1.4 million from the reissuance of treasury stock.

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

A meaningful portion of our capital resources, and the related liquidity they represent, are held by our foreign subsidiaries. As of January 28, 2007, approximately $109.3 million of our cash, cash equivalents and short-term investments were held in Switzerland, compared to $60 million held in Switzerland as of January 29, 2006. If we needed these funds for investment in domestic operations, any repatriation could have negative tax implications.

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

Noted below under “Contractual Obligations” are various commitments we have associated with our business, such as lease commitments and open purchase obligations, that are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 28, 2007.

Contractual Obligations

Presented below is a summary of our contractual obligations as of January 28, 2007.

(in thousands)	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$—	$—	$—	$—	$—
Operating leases	2,776	3,972	1,100	811	8,659
Open capital purchase commitments	172	—	—	—	172
Other open purchase commitments	22,621	—	—	—	22,621
Other long-term liabilities	—	861	—	6,588	7,449

Total contractual cash obligations	$25,569	$4,833	$1,100	$7,399	$38,901

As of January 28, 2007, we had approximately $8.7 million in operating lease commitments that extend over a eight year period. The portion of these operating lease payments due during fiscal year fiscal 2008 is approximately $2.8 million.

Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 28, 2007, as we have not yet received the related goods or taken title to the property.

We maintain a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. We match a portion of the employee’s deferral, with the match subject to a vesting period. Charges under this plan in fiscal year 2007 were approximately $702,000. However, we also received a credit of approximately $640,000 in fiscal year 2007 as a result of previously accrued compensation expense under this plan that was forfeited as a result of termination of certain plan participants, resulting in a net expense for fiscal year 2007 of approximately $62,000. Compensation expense under this plan totaled $744,000 in fiscal year 2006 and $161,000 in fiscal year 2005. Our liability for deferred compensation under this plan was $6.6 million as of January 28, 2007 and $4.5 million as of January 29, 2006, and is included in other long-term liabilities on the balance sheet and in the table above. We have purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This company-owned life insurance is held in a grantor trust and is intended to cover a majority of our costs of the deferred compensation plan. The cash surrender value of our company-owned life insurance was $6.4 million as of January 28, 2007 and $4.5 million as of January 29, 2006, and is included in other assets.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2004. The adoption of this pronouncement did not have a material effect on our financial condition, the results of operations or liquidity in fiscal year 2007.

On December 16, 2004, the FASB issued SFAS No. 123(R), which supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The provisions of SFAS 123(R) are effective for fiscal years beginning after June 15, 2005 and we adopted it beginning with the first quarter of fiscal year 2007, which began on January 30, 2006. We adopted the new standard using the modified prospective transition method. The impact of adopting this pronouncement is discussed in Note 1, under the heading “Stock-Based Compensation” in our Notes to Financial Statements included elsewhere in this report.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 “ (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon its initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We will adopt FIN 48 effective for our fiscal year 2008, which began on January 30, 2007. We are still evaluating the potential impact of adopting this pronouncement but expect, based on currently available guidance, that the adoption of this pronouncement will not have a material impact on our consolidated financial condition, results of operation or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2009 that begins in January 2008. We are evaluating the effect that adoption of this pronouncement might have on our consolidated financial condition, results of operation or liquidity to determine whether to electively adopt its provisions.

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

Substantially all of our foreign sales, which amounted to $195.8 million in fiscal year 2007, are denominated in United States dollars. Currency exchange fluctuations in countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

For the fiscal year ended January 28, 2007, we had approximately $2.8 million of expenses that were settled in British Pound Sterling, approximately $9.0 million of expenses that were settled in Swiss Francs, $2.0 million of expenses that were settled in Euros and $3.7 million of expenses that were settled in Mexican Pesos. Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar in fiscal year 2007, our costs would have increased approximately $280,000 related to expenses settled in British Pound Sterling, approximately $900,000 related to expenses settled in Swiss Francs, $200,000 related to expenses settled in Euros and $370,000 related to expenses settled in Mexican pesos.

As of the end of fiscal year 2007, we held as part of cash and cash equivalents $1.4 million of British Pound Sterling, $1.2 million of Swiss Francs, $926,000 of Euros and $25,000 of Mexican Pesos. If rates of these foreign currencies were to move higher or lower by some percentage, it would have equal effect on the relative U.S. dollar value of the balances we hold.

In fiscal year 2004, we entered into a forward contract to purchase 2.8 million Swiss Francs in fiscal year 2005 in exchange for $2.0 million. The forward contract was entered into as a partial hedge against future tax payments in Swiss Francs and shortly after maturity was used to help settle such tax liabilities. As of January 28, 2007 we had no foreign exchange hedge contracts in place.

Interest Rate and Market Risk

As of January 28, 2007, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of January 28, 2007, we had $162.9 million of cash and cash equivalents and $178.3 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $13.2 million in fiscal year 2007. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments. As of January 28, 2007, we estimate that our pool of investments had an effective duration of 0.617 (223-day weighted average days to maturity), which implies that a 1% increase in the prevailing interest rate could result in approximately $2.1 million of additional unrealized loss on our investments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Semtech Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting set forth in Item 9A of this Form 10-K, that Semtech Corporation maintained effective internal control over financial reporting as of January 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Semtech Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Semtech Corporation maintained effective internal control over financial reporting as of January 28, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Semtech Corporation maintained, in all material respects, effective internal control over financial reporting as of January 28, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semtech Corporation (and subsidiaries) as of January 28, 2007 and January 29, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2007 of Semtech Corporation and our report dated April 10, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Woodland Hills, California
April 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of Semtech Corporation

We have audited the accompanying consolidated balance sheets of Semtech Corporation (a Delaware Corporation) and subsidiaries as of January 28, 2007 and January 29, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation at January 28, 2007 and January 29, 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Semtech Corporation changed its method of accounting for Share-Based Payments in accordance with the Statement of Financial Accounting Standards No. 123 (revised 2004) on January 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Semtech Corporation’s internal control over financial reporting as of January 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Woodland Hills, California
April 10, 2007

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE YEARS ENDED JANUARY 28, 2007

(In thousands, except earnings per share data)

	2007	2006	2005
NET SALES	$252,538	$239,338	$253,612
Cost of sales	115,564	105,236	106,407

Gross profit	136,974	134,102	147,205

Operating costs and expenses:
Selling, general and administrative	70,249	45,600	46,935
Product development and engineering	41,256	37,928	35,312
Acquisition related items	1,192	4,954	—
Insurance related legal expenses/ (settlements)	412	(129)	629

Total operating costs and expenses	113,109	88,353	82,876

Operating income	23,865	45,749	64,329
Interest expense	(151)	(180)	(17)
Interest and other income	13,697	7,466	6,321

Income before taxes	37,411	53,035	70,633
Provision for taxes	6,283	11,084	15,725

NET INCOME	$31,128	$41,951	$54,908

Earnings per share -
Basic	$0.43	$0.57	$0.74
Diluted	$0.42	$0.55	$0.70
Weighted average number of shares -
Basic	72,372	73,436	74,187
Diluted	74,017	76,114	78,257

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 28, 2007 AND JANUARY 29, 2006

(In thousands, except share data)

	January 28 2007	January 29 2006
ASSETS
Current assets:
Cash and cash equivalents	$162,882	$65,543
Temporary investments	127,859	130,185
Receivables, less allowances of $336 in 2007 and $462 in 2006	25,588	27,141
Inventories	20,493	23,595
Deferred income taxes	3,495	6,361
Assets held for sale	8,222	—
Other current assets	6,776	8,757

Total current assets	355,315	261,582
Property, plant and equipment, net	40,573	56,957
Investments, maturities in excess of 1 year	50,439	82,458
Deferred income taxes	28,190	22,578
Goodwill	32,687	33,132
Other intangibles	4,284	5,476
Other assets	10,166	10,763

TOTAL ASSETS	$521,654	$472,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,909	$12,325
Accrued liabilities	14,635	11,064
Income taxes payable	1,974	701
Deferred revenue	2,151	1,360
Deferred income taxes	1,500	562
Other current liabilities	315	—

Total current liabilities	30,484	26,102
Deferred income taxes	2,539	3,803
Other long-term liabilities	7,450	5,478
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 authorized, 77,061,426 issued and 72,304,877 outstanding on January 28, 2007 and 76,773,473 issued and 72,693,804 outstanding on January 29, 2006	774	770
Treasury stock, 4,756,549 at cost as of January 28, 2007 and 4,079,669 at cost as of January 29, 2006	(85,955)	(73,963)
Additional paid-in capital	315,972	290,932
Retained earnings	250,517	220,758
Accumulated other comprehensive loss	(127)	(844)

Total Stockholders’ equity	481,181	437,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$521,654	$472,946

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE YEARS ENDED JANUARY 28, 2007

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Number of Shares	Amount
Balance at January 25, 2004	74,125,684	$742	$248,749	$131,084	$—	$602	$381,177

Comprehensive income:
Net income	—	—	—	54,908	—	—	54,908
Change in unrealized gain/loss on investments, net of taxes	—	—	—	—	—	(1,500)	(1,500)
Translation adjustment	—	—	—	—	—	(44)	(44)

Comprehensive income	—	—	—	—	—	—	53,364
Stock-based compensation	—	—	3,376	—	—	—	3,376
Treasury stock repurchase	(1,915,700)	—	—	—	(38,589)	—	(38,589)
Treasury stock reissued	155,825	2	—	(2,172)	3,529	—	1,359
Exercise of stock options	1,479,321	14	11,368	—	—	—	11,382
Tax benefit from exercised stock options	—	—	13,260	—	—	—	13,260

Balance at January 30, 2005	73,845,130	758	276,753	183,820	(35,060)	(942)	425,329

Comprehensive income:
Net income	—	—	—	41,951	—	—	41,951
Change in unrealized gain/loss on investments, net of taxes	—	—	—	—	—	(72)	(72)
Translation adjustment	—	—	—	—	—	170	170

Comprehensive income	—	—	—	—	—	—	42,049
Stock-based compensation	—	—	4,730		—	—	4,730
Treasury stock repurchase	(2,682,100)	—	—	—	(46,869)	—	(46,869)
Treasury stock reissued	365,306	—	—	(5,024)	7,966	—	2,942
Exercise of stock options	1,165,468	12	3,983	—	—	—	3,995
Tax benefit from exercised stock options	—	—	5,466	—	—	—	5,466
Other	—	—	—	11	—	—	11

Balance at January 29, 2006	72,693,804	$770	$290,932	$220,758	$(73,963)	$(844)	$437,653

Comprehensive income:
Net income	—	—	—	31,128	—	—	31,128
Change in unrealized gain/loss on investments, net of taxes	—	—	—	—	—	871	871
Translation adjustment	—	—	—	—	—	(154)	(154)

Comprehensive income	—	—	—	—	—	—	31,845
Stock-based compensation	—	—	12,901		—	—	12,901
Treasury stock repurchase	(790,700)	—	—	—	(14,240)	—	(14,240)
Treasury stock reissued	113,820	—	—	(1,342)	2,248	—	906
Exercise of stock options	287,953	4	2,236	—	—	—	2,240
Tax benefit from exercised stock options	—	—	9,748	—	—	—	9,748
Other	—	—	155	(27)	—	—	128

Balance at January 28, 2007	72,304,877	$774	315,972	$250,517	$(85,955)	$(127)	$481,181

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE YEARS ENDED JANUARY 28, 2007

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net Income	$31,128	$41,951	$54,908
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,812	11,752	9,790
Deferred income taxes	(2,623)	7,118	604
Stock-based compensation	12,901	1,442	5,471
Tax benefit on stock based compensation	9,748	3,289	11,166
Excess tax benefits	(1,529)	—	—
Land held for sale	8,223	—	—
Write-off of in-process research and development	—	4,000	—
Loss on disposition of property, plant and equipment	39	27	362
Provision (reduction) for doubtful accounts	—	—	(144)
Changes in assets and liabilities:
Receivables	1,589	(1,977)	(1,592)
Inventories	3,173	4,154	(2,402)
Income taxes refundable	—	—	5,795
Other assets	(5,643)	206	(14,953)
Accounts payable	(2,430)	(1,019)	950
Accrued liabilities	3,790	(4,052)	(5,197)
Deferred revenue	791	(1,519)	1,190
Income taxes payable	1,273	(2,794)	1,796
Other liabilities	1,943	2,477	2,383

Net cash provided by operations	74,185	65,055	70,127

Cash flows from investing activities:
Purchase of available-for-sale investments	(182,263)	(98,392)	(183,265)
Proceeds from sales and maturities of available-for-sale investments	217,478	105,421	141,185
Proceeds from sale of property, plant and equipment	752	—	208
Purchases of property, plant and equipment	(3,249)	(10,564)	(16,523)
Acquisition of XEMICS SA, net of cash acquired	—	(42,445)	—

Net cash provided by (used in) investing activities	32,718	(45,980)	(58,395)

Cash flows from financing activities:
Repayment of notes payable to bank		(1,400)	—
Excess tax benefit received on stock options	1,529	—	—
Exercise of stock options	2,240	9,458	11,382
Repurchase of treasury stock	(14,240)	(46,869)	(38,589)
Reissuance of treasury stock	906	2,955	1,359

Net cash used in financing activities	(9,565)	(35,856)	(25,848)
Effect of exchange rate changes on cash and cash equivalents	1	170	(44)

Net increase (decrease) in cash and cash equivalents	97,339	(16,611)	(14,160)
Cash and cash equivalents at beginning of period	65,543	82,154	96,314

Cash and cash equivalents at end of period	$162,882	$65,543	$82,154

See accompanying notes.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Semtech Corporation and its directly and indirectly wholly owned subsidiaries (Semtech International AG, Semtech Corpus Christi Corporation, Semtech Corpus Christi SA de CV, Semtech Limited, Semtech Germany GmbH, Semtech France SARL, Semtech Switzerland GmbH, Semtech San Diego Corporation, Semtech New York Corporation and Semtech Neuchatel SA, together, “the Company”) is a supplier of analog and mixed-signal semiconductor products. The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the communications, industrial and computer markets. The end-customers for the Company’s products are primarily original equipment manufacturers, or OEMs, that produce and sell electronics. The Company’s primary facilities are in Camarillo, San Jose and San Diego, California; Morrisville, North Carolina; St. Gallen and Neuchatel, Switzerland; Reynosa, Mexico; Manila, The Philippines; and Glasgow and Southampton, United Kingdom.

Fiscal Year

The Company reports results on the basis of fifty-two and fifty-three week periods. The Company’s fiscal year ends on the last Sunday of January. The fiscal years ended January 28, 2007 and January 29, 2006 each consisted of fifty-two weeks. The fiscal year ended January 30, 2005 consisted of fifty-three weeks.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives: buildings for either thirty or thirty-nine years; leasehold improvements for the lesser of estimated useful life or lease term; machinery and equipment for two to six years; and furniture and office equipment for three to seven years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations. Depreciation expense was $10.7 million, $10.8 million and $9.8 million in fiscal years 2007, 2006 and 2005, respectively.

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

In-Process Research and Development Related to XEMICS acquisition in June 2005. In-process research and development (IPR&D) expense totaled $4.0 million during fiscal year 2006. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying project, wireless and sensing chips and protocols, had not reached technological feasibility and no alternative future uses existed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to “Business Combinations Accounted for by the Purchase Method,” an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

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

As of the acquisition date, the cost to complete development was estimated to be $3.9 million and revenue related to the acquired IPR&D was projected to begin in the fourth quarter of fiscal year 2007. As a result of a shift in strategic market positioning, R&D priorities were revised and related resources were reallocated. This shift resulted in the cancellation of some development activities and a reduced allocation of development resources to others, resulting in a delay in projected release to market of certain IPR&D related products. Revenue related to the acquired IPR&D is now projected to begin late in fiscal year 2008. This shift in priorities is expected to reduce overall cash flow from IPR&D related projects by approximately $2.4 million over the next three years which will be partially offset by reduced development costs related to the cancelled development activities. The assumptions consist primarily of expected completion dates, estimated cost to complete, and revenue and expense projections for the product once it enters the market.

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

The Company previously determined that certain non-cash stock-based compensation expense deducted on the Company’s income tax returns for prior periods was not qualified performance based compensation, as defined in IRC Section 162(m). The federal and state net operating loss carryforwards were reduced in fiscal year 2006 to reflect this determination. The cumulative effect of this change was to reduce the federal and state non-current deferred tax assets by $9.6 million, of which $1.7 million related to periods prior to fiscal year 2002 and $7.9 million related to fiscal year 2002

Under SFAS 123(R), the income tax effects of share-based payments are recognized for financial reporting purposes only if such awards are expected to result in a tax deduction. SFAS 123(R) prohibits recognition of a deferred tax asset for an excess tax benefit (that is, a tax benefit that exceeds the amount of compensation cost recognized for the award for financial reporting purposes) that has not been realized. In determining when an excess tax benefit is realized, the Company has elected to follow the ordering provision of the tax law.

On June 23, 2005, Semtech Corporation, through its wholly owned Swiss subsidiary, Semtech International AG, acquired all of the outstanding shares of XEMICS SA (“XEMICS”) in a cash-for-stock transaction pursuant to a share purchase and sales agreement. As a result of pre-acquisition losses, XEMICS generated substantial net operating loss carryforwards. These net operating losses have a relatively short life. Therefore, in fiscal year 2006 the Company established a $5.1 million valuation allowance against this deferred tax asset to address utilization risk. In fiscal year 2007, $314,000 of this valuation allowance was released and recorded to goodwill. Any further releases of this valuation allowance also will be recorded to goodwill.

As of January 28, 2007 and January 29, 2006, the Company had $30.3 million and $37.4 million, respectively, of valuation reserves. Management continually evaluates the Company’s deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. If management were to determine that a deferred tax asset was not likely to be realized, a write-down of that asset would be required.

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

Sales and Marketing

We expense our sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $701,000, $524,000 and $441,000 for fiscal years 2007, 2006 and 2005, respectively.

Product Development and Engineering

Product development and engineering costs are charged to expense as incurred.

Earnings per Share

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options. The weighted-average number of shares used to compute basic earnings per share in fiscal years 2007, 2006 and 2005 was approximately 72,372,000, 73,436,000 and 74,187,000, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding, plus the dilutive effect of its outstanding stock options (“common stock equivalents”), or approximately 74,017,000, 76,114,000 and 78,257,000 in fiscal years 2007, 2006 and 2005, respectively.

Options to purchase 8,506,847, 3,142,157 and 3,168,746 shares were not included in the computation of fiscal years 2007, 2006 and 2005 diluted net income per share because the grant price of such options was above the average stock price for the period and, therefore, the options were considered anti-dilutive.

Stock-Based Compensation

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

On his start date in the first quarter of fiscal year 2007, the Company’s new Chief Executive Officer was awarded 100,000 shares of restricted stock that vests over four years. The terms of the restricted stock award are set forth in the award agreement that is attached as Exhibit 10.1 to the Form 8-K filed by the Company on April 5, 2006. The fair market value of the award was $17.89 per share, which was the closing price of the stock on March 31, 2006, the trading date immediately preceding the grant date. The total expense associated with restricted stock is determined by the fair market value on the date of grant times the number of shares, less an expected forfeiture rate. The total expense is amortized over the vesting period. The Company included approximately $354,000 of expense associated with the restricted stock award in the results of operations for fiscal year 2007.

Presented below is the allocation of stock-based compensation for the last three completed fiscal years. Due to the adoption of SFAS 123(R) in the first quarter of fiscal year 2007, stock-based compensation increased significantly compared to prior periods, as detailed below.

Allocation of Stock-based Compensation

(in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	2007	2006	2005
Cost of sales	$1,200	$213	$702
Selling, general and administrative	9,761	920	3,115
Product development and engineering	3,975	394	1,820

Stock-based compensation, pre-tax	$14,936	$1,527	$5,637
Net change in stock-based compensation captitalized into inventory	$196	$(84)	$(166)

Total stock-based compensation	$15,132	$1,443	$5,471

Included in the pre-tax expense shown above for fiscal year 2007 is approximately $38,000 of amortization related to the additional compensation expense resulting from revised measurement dates and other adjustments made to correct stock option accounting in prior fiscal years, as further detailed in the restated financial statements included in the fiscal year 2006 Form 10-K/A filed by the Company in March 2007 (“Restatement Adjustments”), and approximately $30,000 attributable to reversal of non-cash compensation expense that was capitalized into inventory as part of the restatement.

Approximately $196,000 of pre-tax stock-based compensation associated with manufacturing and overhead functions was capitalized as part of inventory as of January 28, 2007, consisting of approximately $226,000 capitalized in fiscal year 2007 that was offset by the reversal of approximately $30,000 of capitalized restatement charges. Approximately $30,000 and $114,000 of pre-tax stock-based compensation was capitalized as part of inventory as of January 29, 2006 and January 30, 2005, respectively.

Impact of Stock-based Compensation

( in thousands)

	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
Stock-based compensation	$14,936	$1,527	$5,637
Associated tax effect	(2,035)	(433)	(1,657)

Net effect on net income	$12,901	$1,094	$3,980

Effect on earnings per share -
Basic	$0.18	$0.02	$0.05
Diluted	$0.17	$0.02	$0.05
Weighted average number of shares -
Basic	72,372	73,436	74,187
Diluted	74,017	76,114	78,257

In fiscal years 1997 through 2006, the Company reported the pro forma impact of stock-based compensation as permitted by APB 25. Net income and net income per share for fiscal years 2006 and 2005 would have been reduced to the following pro forma amounts had the Company applied the recognition provisions of FAS123 in this prior year period.

Pro Forma Net Income

(in thousands, except earnings per share data)

	Fiscal Year 2006	Fiscal Year 2005
Net income	$41,951	$54,908
Add: stock-based compensation included in reported net income, net of tax	1,094	3,980
Deduct stock-based compensation expense determined under fair value based method, net of tax	(14,143)	(20,798)

Pro forma net income	$28,902	$38,090

Earnings per share—basic	$0.57	$0.74
Earnings per share—diluted	$0.55	$0.70
Pro forma earnings per share—basic	$0.39	$0.51
Pro forma earnings per share—diluted	$0.38	$0.49

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

Assumptions in Determining Fair Value of Options

	Fiscal Year
	2007	2006	2005
Expected lives, in years	4.36 - 4.85	4.0 - 6.0	4.0 - 6.0
Estimated volatility	53% - 59%	43%	64%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.6% - 4.9%	2.14% - 7.01%	2.14% - 7.01%
Weighted -average fair value on grant date of options granted	$9.12	$6.87	$10.86

As of January 28, 2007, the Company has approximately $22.5 million of unrecognized stock-based compensation cost that will be recognized over a period of approximately five years. The issuance of future grants will add to this unrecognized stock-based compensation balance, while the amortization of expense in future periods associated with existing grants will reduce this unrecognized stock-based compensation balance.

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

Foreign Exchange Contracts

We have no outstanding foreign exchange contracts as of January 28, 2007. In fiscal year 2004, the Company entered into a forward contract to purchase 2.8 million Swiss Francs in fiscal year 2005 in exchange for $2.0 million. The forward contract was entered into as a partial hedge against future tax payments in Swiss Francs and shortly after maturity was used to help settle such tax liabilities.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years after November 23, 2004. The adoption of this pronouncement did not have a material effect on the Company’s financial condition, the results of operations or liquidity for fiscal year 2007.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The provisions of this statement became effective for fiscal years beginning after June 15, 2005 and the Company adopted it in the first quarter of fiscal year 2007 that ended on April 30, 2006. The impact of adopting this pronouncement is discussed in this Note 1 under the heading “Stock-Based Compensation”.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 “ (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon its initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company will adopt FIN 48 effective for its fiscal year 2008, which began on January 30, 2007. The Company is still evaluating the potential impact of adopting this pronouncement but expects, based on currently available guidance, that the adoption of this pronouncement will not have a material impact on its consolidated financial condition, results of operation or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2009 that begins in January 2008. The Company is evaluating the effect that adoption of this pronouncement might have on its consolidated financial condition, results of operation or liquidity to determine whether to electively adopt its provisions.

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

As of January 28,2007, the Company had repurchased 5,388,500 shares of its common stock at a cost of $99.7 million under this program. Of the repurchased shares, 631,951 have been reissued as a result of stock option exercises and the remainder are being held as treasury shares. Treasury shares are expected to be reissued in the future as a result of stock option exercises.

The Company did not make any repurchases of its common stock in fiscal year 2007 after April 2006, which was prior to receipt of the notifications that began the investigations that led to the filing of restated financial statements on Form 10-K/A in March 2007.

3. Temporary and Long-Term Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. As of January 28, 2007, the Company had $127.9 million of temporary investments and $50.4 million of long-term investments. As of January 29, 2006, the Company had $130.2 million of temporary investments and $82.5 million of long-term investments. Certain short-term, highly liquid investments, namely money-market accounts are accounted for as cash and cash equivalents.

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

In fiscal years 2007, 2006, and 2005, the Company included $871,000 of unrealized net of tax gain on investments, and $72,000 and $1.5 million of unrealized net of tax loss on investments, respectively, in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity as a result of fluctuations in the market value of investments. The tax associated with these comprehensive income items were a detriment of $389,000 in fiscal year 2007 and a benefit of $47,000 and $1.0 million in fiscal years 2006 and 2005, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and cost, with the difference in these amounts booked as part of comprehensive income:

Investments (in thousands)

	January 28, 2007			January 29, 2006
	Market Value	Cost Basis	Unrealized (Loss)	Market Value	Cost Basis	Unrealized (Loss)
U.S. government issues	$32,166	$32,569	$(403)	$54,678	$55,574	$(896)
State and local government issues	15,171	15,171	—	10,013	10,013	—
Corporate issues	130,961	131,526	(565)	147,952	149,479	(1,527)

Investments	$178,298	$179,266	$(968)	$212,643	$215,066	$(2,423)

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

As of January 28, 2007, all of the Company’s investments mature on various dates through fiscal year 2009.

Investments maturities (in thousands)

	January 28, 2007		January 29, 2006
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$127,859	$128,559	$130,185	$131,224
After 1 year through 5 years	50,439	50,708	82,458	83,842

Investments	$178,298	$179,267	$212,643	$215,066

Investments and interest from cash and cash equivalents generated interest income of $13.2 million, $8.0 million and $6.3 million in fiscal years 2007, 2006 and 2005, respectively. In fiscal year 2007, interest income of $1.6 million was generated from government issues and $11.6 million from corporate and money market issues. In fiscal year 2006, interest income of $1.6 million was generated from government issues and $6.4 million from corporate and money market issues. In fiscal year 2005, interest income of $976,000 million was generated from government issues and $5.3 million from corporate and money market issues.

4. Inventories

Inventories consist of the following:

Inventories (in thousands)

	January 28, 2007	January 29, 2006

Raw materials	$2,723	$2,223
Work in progress	11,410	15,463
Finished goods	6,360	5,909

Inventories	$20,493	$23,595

5. Other Current Assets

Other current assets consist of the following:

Other Current Assets (in thousands)

	January 28, 2007	January 29, 2006
Prepaid capacity with suppliers	$2,908	$4,581
VAT receivable	76	706
Prepaid software maintenance	827	620
Earned interest on withheld tax	1,465	589
Receivable from suppliers	168	517
Prepaid rent and property taxes	289	349
Prepaid insurance	286	230
Other	757	1,165

Other Current Assets	$6,776	$8,757

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

Certain prepaid amounts included in other current assets, such as software maintenance and insurance policies, are expensed over the period which they cover.

6. Assets Held for Sale

In the fourth quarter of fiscal year 2007, the Company entered into a contract to sell a parcel of land in San Diego, California that was purchased in fiscal year 2001. The sales price is $10 million, before a commission of approximately $400,000 and other costs of sale. Escrow is scheduled to close in mid-April 2007, pending resolution of various contingencies. After the closing, $100,000 of the purchase price will remain in escrow for up to nine months to cover certain contingencies. The escrowed funds will be placed in an interest bearing account and the interest will be released to the Company on a monthly basis. The cost basis for this parcel is $8.2 million and it has been reclassified from Property, Plant, and Equipment to a separate line item in the Current Asset Section of the Balance Sheet. Gain on this pending sale will be recorded in the quarter in which the closing occurs.

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

Property, Plant and Equipment
(in thousands)

	January 28, 2007	January 28, 2007
Property	$6,139	$14,213
Buildings	16,407	16,695
Leasehold improvements	1,897	1,775
Machinery and equipment	60,998	66,137
Furniture and office equipment	15,117	18,742
Construction in progress	710	1,118

Property, plant and equipment, gross	101,268	118,680
Less accumulated depreciation and amortization	(60,695)	(61,723)

Property, Plant and Equipment, Net	$40,573	$56,957

In fiscal year 2007, a parcel of land was reclassified from Property to Assets Held for Sale. See Note 6.

As part of the relationship with its largest third-party wafer foundry, which is located in China, the Company has agreed to consign certain equipment to the foundry to support specialized processes the foundry runs for the Company and ensure a specified level of capacity over the next few years. The Company retains title to all the consigned assets located at the wafer foundry.

8. Other Assets

Other assets consist of the following:

Other Assets
(in thousands)

	January 28, 2007	January 29, 2006
Prepaid capacity with suppliers	$3,328	$5,323
Company-owned life insurance	6,414	4,515
Deposit on equipment to be consigned to supplier	56	576
Other	368	349

Other Assets	$10,166	$10,763

The Company has several arrangements with outside wafer foundries and package and test subcontractors, which appear as prepaid capacity with suppliers and deposit on equipment to be consigned to supplier. These arrangements are designed to provide some assurance of capacity, but are not expected to assure access to all the manufacturing capacity that may be needed in the future.

The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the accrued liability for the deferred compensation plan. The Company-owned life insurance associated with the deferred compensation plan totaled $6.4 million as of January 28, 2007 and $4.5 million as of January 29, 2006. See Note 10 regarding the long-term liability associated with the plan.

9. Accrued Liabilities

Accrued liabilities consist of the following:

Accrued Liabilities
(in thousands)

	January 28, 2007	January 29, 2006
Payroll and related	$9,156	$6,001
Commissions	1,328	1,511
VAT payable	349	647
Scrap allowance	791	644
Legal expense	1,250	403
Project costs	—	315
Due supplier	—	269
Lease loss	—	259
Other	1,761	1,015

Accrued liabilities	$14,635	$11,064

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

Other Long-term Liabilities
(in thousands)

	January 28, 2007	January 29, 2006
Deferred compensation plan	$6,588	$4,546
Office leases	532	580
Deferred rent	271	202
Other	59	150

Other long-term liabilities	$7,450	$5,478

The Company has a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. The Company’s liability for deferred compensation totaled $6.6 million as of January 28, 2007 and $4.5 million as of January 29, 2006. See Note 8 regarding the asset intended to offset the majority of this liability and Note 12 for further details regarding this deferred compensation plan.

11. Income Taxes

The provision for income taxes consists of the following:

Provision for Income Taxes
(fiscal years, in thousands)

	2007	2006	2005
Current:
Federal	$760	$4,986	$5,804
State	185	603	2,474
Foreign	1,874	22	2,604

Subtotal	2,819	5,611	10,882
Deferred:
Federal	3,650	3,540	6,806
State	328	490	(2,351)
Foreign	(514)	1,443	388

Subtotal	3,464	5,473	4,843

Provision for taxes	$6,283	$11,084	$15,725

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

The components of the net deferred income tax assets at January 28, 2007 and January 29, 2006 are as follows:

Net Deferred Income Tax Asset

(in thousands)

	January 28, 2007	January 29, 2006
Current deferred tax asset:
Payroll and related	$1,595	$2,569
Deferred revenue	1,910	1,387
Inventory reserve	2,339	2,084
Bad debt reserve	71	—
Bad debt reserve - foreign	37
Deferred rent	244	197
Accrued service fees	143	59
Other deferred assets	125	65
Valuation reserve	(2,969)	—

Total current deferred tax asset	3,495	6,361

Long-term deferred tax asset
Deferred tax assets:
Research and development charges	4,967	4,627
Research credit carryforward	21,114	19,442
AMT credit carryforward	1,061	556
NOL carryforward	7,781	17,315
Acquired NOL carryforward - foreign	4,798	5,112
Environmental	—	6
Dispute settlement charges	2,627	2,590
Payroll and related	2,097	—
Stock-based compensation	10,195	8,814
Other deferred assets	533	511
Comprehensive income; mark-to-market	389	974
Valuation reserve	(27,372)	(37,369)

Total non-current deferred tax asset	28,190	22,578

Current deferred tax liability:
Bad debt reserve - Foreign	—	(420)
Depreciation and amortization - Foreign	(291)	(102)
Inventory reserve - Foreign	(1,209)	(40)
Non-current deferred tax liability:
Depreciation and amortization	(206)	(856)
Depreciation and amortization - Foreign	(1,021)	(1,635)
Tax contingency reserve	(1,312)	(1,312)

Total deferred tax liability	(4,039)	(4,365)

Net deferred tax asset	$27,646	$24,574

As of January 28, 2007, the Company had a federal net operating loss carryforward available of approximately $22.2 million, which can be used to offset taxable income, expiring though 2023. The federal net operating loss carryforward available as of January 29, 2006 was $47.6 million.

Approximately $9.5 million of federal and state net operating loss and tax credit deferred tax assets have been generated from stock option exercises in the current and prior years. A corresponding valuation allowance of $9.1 million has been established to reflect the Company’s deferred tax asset utilization concerns. To the extent that a tax benefit is received for a reserved portion of these deferred tax assets, the corresponding amount of valuation allowance will be reduced, and shareholders’ equity or additional paid-in capital will be credited. In fiscal year 2007, $8.6 million of this valuation reserve was released to reflect actual utilization of the net operating loss in fiscal year 2007; no portion was released in fiscal year 2006.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the reversal periods are revised. The change in valuation reserve reflected in the following reconciliation of the tax provision to tax at the federal statutory rate excludes valuation reserves that have been set up against deferred tax assets that were generated from stock option exercise activity.

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

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

(fiscal years, in thousands)

	2007	2006	2005
Federal income tax at statutory rate	$13,094	$18,595	$24,722
State income taxes, net of federal benefit	1,388	1,211	1,496
Foreign taxes at rates less than federal rates	(4,889)	(2,537)	(9,584)
Tax credits generated	(1,365)	(1,433)	(2,521)
Changes in valuation reserve	1,102	1,877	1,630
Changes in tax contingency reserves	—	—	1,216
Permanent differences	902	1,002	(1,109)
Sales exclusion - foreign jurisdiction	(4,284)	(7,310)
Other	335	(321)	(125)

Provision for taxes	$6,283	$11,084	$15,725

As of January 28, 2007, the Company had approximately $172.4 million of unremitted income related to the Company’s wholly owned European subsidiaries. U.S. federal and state income taxes have not been provided for the undistributed earnings of the Company’s foreign operations. The Company’s policy is to leave the income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested to offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of the Company’s U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

As of January 28, 2007, the Company had federal and state research credits available of approximately $15.2 million and $7.7 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring through 2026. Of these amounts, approximately $700,000 and $600,000, respectively, were generated from stock option exercise activity. As of January 28, 2007, the Company had federal Alternative Minimum Tax (AMT) credits of approximately $1.1 million.

Our subsidiary Semtech Neuchatel enjoys a Cantonal tax holiday in Switzerland. Under the terms of this holiday, 80% of the income of Semtech Neuchatel earned through 2007 is not taxable by the Canton of Neuchatel. As a result of cumulative operating losses generated by this entity in prior years, the Company does not expect to receive any benefit from this tax holiday.

12. Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2015. The aggregate minimum annual lease payments under leases in effect on January 28, 2007 are as follows:

Minimum Annual Lease Payments (in thousands)

Fiscal year ending:
2008	$2,776
2009	2,326
2010	1,646
2011	794
2012	306
Thereafter	811

Total minimum lease commitments	$8,659

Not included in operating lease commitments is expected sub-lease income to the Company. Sub-lease agreements are scheduled to provide between $351,000 to $375,000 of annual income in each of the next three fiscal years, with expected income of $158,000 in fiscal year 2011, the last year of the Company’s lease on the sublet space.

Rent expense was $2.9 million, $2.5 million and $2.4 million for fiscal years 2007, 2006 and 2005, respectively. The Company received $359,000, $230,000 and $136,000 of sub-lease income in fiscal years 2007, 2006 and 2005, respectively.

XEMICS Acquisition

As further detailed in Note 18, the Company had a contingent obligation that required the Company to pay up to an additional $16 million to the former shareholders of XEMICS if certain performance objectives were met during an earn-out period of approximately one year that ended on April 30, 2006. No additional amount was paid to the selling shareholders.

Also, as detailed in Note 18, a portion of the purchase price was held in escrow for fifteen months after the closing to provide a source of funds in the event liability attached to the selling shareholders as a result of a breach of their representations and warranties. The Company did not make any claims against the escrow account and the escrowed funds have been released to the sellers.

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Charges under this plan in fiscal year 2007 were $702,000. However, the Company also received a credit of $640,000 in fiscal year 2007 as a result of previously accrued compensation expense under this plan that was forfeited as a result of termination of certain plan participants, resulting in net expense for the fiscal year of $62,000. Compensation expense under this plan totaled $744,000 in fiscal year 2006.

The Company’s liability for deferred compensation was $6.6 million and $4.5 million as of January 28, 2007 and January 29, 2006, respectively, and is included in other long-term liabilities, as shown in Note 10.

The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the accrued liability for the deferred compensation plan. The cash surrender value of the company-owned life insurance was $6.4 million as of January 28, 2007 and $4.5 million as of January 29, 2006, and is included in other assets, as shown in Note 8.

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

In the event that either or both of these investigations leads to action against any of our current or former directors, officers, or employees, or the Company itself, the trading price of the Company’s common stock may be adversely impacted. If the Company is subject to adverse findings in either of these matters, it could be required to pay damages or penalties or have other remedies imposed upon it which could have a material adverse effect on its business, financial condition, results of operations and cash flows. In addition, if either or both of these investigations continue for a prolonged period of time, they may have the same impact regardless of the ultimate outcome.

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

An amended complaint was filed in December 2006 and Defendants responded to the amended complaint with various motions in April 2007.

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

The Board formed a Special Litigation Committee (“Special Litigation Committee”) comprised of Director Baker and Director Edwards, independent Directors who joined the Board in October 2006. The Special Litigation Committee was charged by the Board with evaluating whether the Company should pursue any of the claims asserted in the derivative lawsuits described above. The Special Litigation Committee has closely examined the various claims in these cases and has determined it is not in the interests of shareholders or the Company to pursue those claims, and has determined that the Company should seek to have these suits terminated.

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

Settled Customer Dispute and Related Insurance Matters

In March 2003, the Company announced that it had resolved a customer dispute. The terms of the settlement agreement included a provision that called for the Company to pay the customer $12.0 million in cash in two equal annual installments. The Company paid the first $6.0 million installment in the first quarter of fiscal year 2004 and paid the second $6.0 million installment in the first quarter of fiscal year 2005.

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

The case against the remaining insurance company is still pending but no trial date has been set. The Company is unable to predict if settlement will be reached prior to trial. There is no assurance that the Company will prevail at trial or that the insurance company will not appeal if the Company does prevail. Legal fees and expenses related to pursuit of the insurance recovery have been, and will continue to be, expensed in the period incurred. The insurance recoveries and related legal fees and expenses for fiscal years 2007, 2006 and 2005 are set forth on the consolidated statements of income as a separate line item titled “Insurance related legal expenses.” If the settlement amount or amount awarded at trial is less than the Company seeks, if the Company fails to prevail at trial, or if the Company or insurance company appeals the decision, total legal expenses associated with the litigation since its inception may exceed the amount recovered from the insurance companies.

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

The Company has agreed to indemnify its current and former directors and certain current and former Company executives against certain liabilities incurred in connection with their duties as directors or executives of the Company. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to current and former directors and employees, as does the California Labor Code. See Note 13 below.

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

The following table details the change in the product warranty accrual.

Product Warranty Accrual (fiscal years, in thousands)

	2007	2006
Beginning balance	$50	$32
Payments made	—	—
Net expense accrued	—	18

Ending balance	$50	$50

If there is a substantial increase in the rate of customer claims, if the Company’s estimates of probable losses relating to identified warranty exposures prove inaccurate, or its efforts to contractually limit liability prove inadequate, the Company may record a charge against future cost of sales. Over at least the last decade, warranty expense has been immaterial to our financial statements.

In the normal course of its business, the Company indemnifies other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise under contracts under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights, and certain environmental matters. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. Accordingly, the Company has not accrued any amounts for such indemnification obligations for fiscal year 2007.

The Company has also entered into agreements with its current and former directors and some current and former Company executives indemnifying them against certain liabilities incurred in connection with their duties. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s current and former directors and employees, as does the California Labor Code. In some cases there are limits on, and exceptions to, the Company’s potential indemnification liability. Prior to fiscal year 2007, the Company had not incurred any significant expense as a result of agreements of this type for at least a decade. Accordingly, the Company did not accrue any amounts for such indemnification obligations for fiscal year 2006. In fiscal year 2007, in conjunction with a review of its historical stock option practices, the Company incurred $500,000 of expense by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. All such advances are subject to an undertaking to repay the funds to the Company in certain circumstances. The Company expects to continue to incur significant expense in connection with such advances related to the Government inquiries and derivative litigation discussed in Note 12 above and other matters associated with or stemming from the circumstances underlying the restatement. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements with respect to other matters.

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

The following table presents information with respect to the Company’s stock options.

(fiscal years)

(share amounts in thousands)

	2007		2006		2005
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding, beginning of year	14,241	$14.71	16,037	$14.50	15,787	$13.38
Granted	648	$17.28	1,890	$15.83	2,689	$18.83
Cancelled	(1,201)	$17.78	(2,158)	$18.81	(804)	$20.63
Exercised	(402)	$7.97	(1,528)	$8.11	(1,635)	$7.79

Options outstanding, end of year	13,286	$14.76	14,241	$14.71	16,037	$14.50

Options exercisable at the end of year	10,313	$14.16	9,501	$13.62	10,038	$12.40

Weighted average fair value of options granted during year		$9.12		$6.87		$10.86

The following table summarizes information about stock options outstanding at January 28, 2007 .

(share amounts in thousands)

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number Exercisable	Weighted Average Exercise Price
$ 1.03-$ 4.60	1,968	$2.96	1.0 Years	1,868	$3.13
$ 4.61-$ 9.20	1,718	$6.46	1.1 Years	1,718	$6.49
$ 9.21-$ 13.80	545	$12.80	5.0 Years	414	$12.72
$ 13.81-$ 18.40	6,380	$16.19	5.5 Years	3,882	$15.82
$ 18.41-$ 23.00	535	$20.44	4.9 Years	353	$20.41
$ 23.01-$ 27.60	1,719	$25.34	3.3 Years	1,657	$25.39
$ 27.61-$ 32.20	311	$29.74	3.8 Years	311	$29.74
$ 32.21-$ 36.80	73	$33.53	4.9 Years	73	$33.53
$ 36.81-$ 41.40	37	$38.26	3.4 Years	37	$38.26

$ 1.03-$ 41.40	13,286	$14.68	3.9 Years	10,313	$14.16

The tables in this Note 14 include information related to option grants made outside of the Company’s established stock option plans, including awards made on April 3, 2006 to Mohan R. Maheswaran to induce him to join the Company as President and Chief Executive Officer. These inducement awards were made outside of the Company’s established stock option plans, as permitted by Nasdaq rules, and were made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended: (1) a performance-vested option to purchase 250,000 shares of the Company’s common stock at an exercise price of $17.89 per share, the closing price of the stock on March 31, 2006, the trading date immediately preceding the grant date, and (2) a time-vested option to purchase 250,000 shares of the Company’s common stock at an exercise price of $17.89 per share, the closing price of the stock on March 31, 2006, the trading date immediately preceding the grant date.

As of January 28, 2007, there were also outstanding 100,000 shares of restricted stock that were also granted to Mr. Maheswaran as an inducement award outside of the Company’s stock option plans. Specifically, on April 3, 2006 he was granted a) a restricted stock award of 100,000 shares of the Company’s common stock.

The inducement awards to Mr. Maheswaran were made pursuant to, and the foregoing summary is qualified in its entirety by, the award agreements attached as Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Current Report on Form 8-K dated April 3, 2006.

15. Interest and Other Income

Interest and other income, net, consist of the following:

Interest and Other Income (fiscal years, in thousands)

	2007	2006	2005
Interest income	$13,199	$8,016	$6,284
Gain (loss) on sale of assets	(39)	(54)	(320)
Foreign currency transaction gain (loss)	519	(402)	367
Miscellaneous (expense) income	18	(94)	(10)

Interest and other income, net	$13,697	$7,466	$6,321

16. Statements of Cash Flows

Income taxes paid in fiscal years 2007, 2006 and 2005 were $3.1 million, $3.3 million and $1.1 million, respectively. For those same periods, the Company paid interest in the amounts of $130,000, $180,000, and $17,000, respectively. The Company contributed $714,000, $769,000 and $821,000, respectively, in fiscal years 2007, 2006 and 2005 to the 401(k) retirement plan maintained for its employees.

17. Business Segments and Concentrations of Risk

As of January 28, 2007, the Company operates in two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. The Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years.

The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes the power management, protection, test and measurement, and advanced communications and sensing product lines. It also includes our human input device product line. In the fourth quarter of fiscal year 2006, we made a strategic decision not to further invest in this product offering and customers were given an opportunity to place last time orders for most HID products. In fiscal year 2007 and 2006, HID products represented 1% and 2% of Standard Semiconductor Products segment sales, respectively. The advanced communications and sensing product line includes products of our Semtech Neuchatel subsidiary, which was acquired in June 2005.

The Rectifier, Assembly and Other Products segment includes the Company’s line of power discrete products, including rectifiers and assemblies. This is the product line on which the Company was founded to supply the military and aerospace market.

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

Net sales by segment are:

(fiscal years, in thousands)

	2007	2006	2005
Standard Semiconductor Products	$236,220	$229,425	$243,202
Rectifier, Assembly and Other Products	16,318	9,913	10,410

Total net sales	$252,538	$239,338	$253,612

Operating income by segment is:

(fiscal years, in thousands)

	2007	2006	2005
Standard Semiconductor Products	$18,948	$44,006	$61,576
Rectifier, Assembly and Other Products	4,917	1,743	2,753

Total operating income	$23,865	$45,749	$64,329

One end-customer that is a major manufacturer of handheld systems and consumer equipment, accounted for 10% of net sales in fiscal year 2007 and 11% of net sales in fiscal year 2006. No end-customer accounted for 10% or more of net sales in fiscal year 2005. One of the Company’s more recently engaged distributors accounted for approximately 12% of net sales in fiscal year 2007 and 9% of net sales in fiscal year 2006. For fiscal years 2007, 2006 and 2005, another of the Company’s Asian distributors accounted for approximately 7%, 12% and 10%, respectively, of net sales. An Asian distributor formerly used by the Company accounted for approximately 10% of net sales in fiscal year 2005.

As of the end of fiscal years 2007 and 2006 the first distributor referred to above accounted for approximately 10% and 11%, respectively, of net accounts receivable. As of the end of fiscal years 2007, 2006 and 2005, the second distributor referred to above accounted for approximately 5%, 12% and 12%, respectively, of net accounts receivable. A third Asian distributor accounted for 11% of net accounts receivables in fiscal year 2007 and 4% of net accounts receivables in fiscal year 2006. Sales to our customers and distributors are generally made on open account, subject to credit limits we may impose, and the receivables are subject to the risk of being uncollectible.

The Company’s total credit risk as of January 28, 2007, which includes accounts receivables, prepayments to certain vendors and receivables from certain vendors, is estimated to be approximately $44.0 million. This total credit risk amount does not include backlog of orders from customers, which as of January 28, 2007 was $39.1 million. Any significant cancellation of backlog would negatively impact the Company’s rate of shipments in future periods.

The Company does not track customer sales by region for each individual reporting segment. A summary of net external sales by region follows:

(fiscal years, in thousands)

	2007	2006	2005
North America	$56,710	$42,611	$65,884
Asia-Pacific	157,687	168,796	167,336
Europe	38,141	27,931	20,392

Total Net Sales	$252,538	$239,338	$253,612

In fiscal year 2007, the Company had a $4.0 million pre-tax loss from domestic operations and generated income before tax of approximately $41.4 million from foreign operations. For fiscal year 2006, the Company generated income before tax of approximately $21.8 million from domestic operations and $31.4 million from foreign operations. The Company generated income before tax of approximately $31.3 million from domestic operations and $39.5 million from foreign operations in fiscal year 2005.

Long-lived assets, consisting principally of property and equipment, which are located within the United States as of the end of fiscal years 2007, 2006 and 2005 were approximately $31.6 million, $34.3 million and $40.0 million, respectively. Long-lived assets located outside the United States as of the end of fiscal years 2007, 2006 and 2005 were approximately $17.2 million, $22.7 million and $15.7 million, respectively. Some of the Company’s assets are located at facilities of its suppliers.

The Company relies on a limited number of outside subcontractors and suppliers for silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors could delay shipments and could have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Malaysia, the Philippines, Germany, Israel and Canada. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Malaysia and the Philippines, and the largest source of silicon wafers come from an outside foundry located in China.

18. Acquisition

On June 23, 2005 the Company, through its wholly owned Swiss subsidiary, Semtech International AG (“Semtech International”), acquired all of the outstanding shares of XEMICS in a cash-for-stock transaction pursuant to a share purchase and sales agreement.

XEMICS is a research and development intensive company based in Switzerland that applies low-power, low-voltage design expertise across its core technologies: sensor interfacing/data acquisition, 8-bit RISC microcontrollers, radio frequency transceivers and audio converters. These capabilities are aimed at adding value in next generation, highly integrated battery powered wireless and sensing applications. XEMICS, which has been renamed Semtech Neuchatel, continues to operate from its Switzerland location and is part of the advanced communications and sensing (AC&S) product line. Activity for this product line is included in the Standard Semiconductor Products segment.

The transaction with former XEMICS’ shareholders was valued at approximately $59.0 million, assuming all variable portions of the purchase price were paid and including payments associated with settling loans from former shareholders. Semtech International paid approximately $43.3 million upon closing of the transaction. An additional $16.0 million was payable if Semtech Neuchatel met certain performance objectives during an earn-out period of approximately one year that ended on April 30, 2006. The objectives were not met during the earn-out period and no purchase price adjustment is payable to the selling shareholders.

The acquisition has been accounted for using the purchase method of accounting. Revenues and expenses of Semtech Neuchatel have been included in the accompanying consolidated statement of income beginning on the date of acquisition.

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

The goodwill associated with the purchase of XEMICS was $32.7 million as of January 28, 2007, an insignificant amount of which is expected to be deductible for tax purposes. Goodwill is deemed to have indefinite life and is not amortized, but it is subject to an annual impairment test. Presented below is a summary of the impact of changes to goodwill since the date of acquisition.

	Beginning balance on date of acquisition	Adjustments to date	Balance as of January 28, 2007
Goodwill	$32,941	$(254)	$32,687

There was $1.2 million and $954,000 of expense for amortization of other intangible items incurred in fiscal years 2007 and 2006, respectively, associated with the acquisition of XEMICS. The remaining $4.3 million balance of other intangible items, as detailed below, will be amortized over future periods. No significant residual value is expected. There are no tax-related benefits from these acquisition related costs.

Other Intangibles (in thousands)

	Beginning balance on date of acquisition	Amortization to date	Balance as of Jan 28, 2007	Remaining period to be amortized
Backlog associated with customer design wins	$400	$(400)	$—	—
Core technologies	6,000	(1,727)	4,273	47 months
Customer relationships	30	(19)	11	11months

Other Intangibles	$6,430	$(2,146)	$4,284

The former XEMICS shareholders made certain representations, warranties and covenants with respect to the financial condition of XEMICS and other matters. A portion of the purchase price was not immediately disbursed to the selling shareholders but was held in escrow for fifteen months after the closing to assure the availability of some funds in the event liability attached to the selling shareholders as a result of a breach of the representations and warranties. This fifteen-month escrow period ended in September 2006. No claims were made against this escrow account and the escrowed funds were released to the selling shareholders. However, six of the selling shareholders continue to remain liable for five years after the closing as to certain representations related to organization, capital structure, and tax matters. The share purchase and sales agreement provides for certain conditions and limitations on the selling shareholders’ liability. The Company continues to monitor and assess whether there are qualifying items in excess of the threshold for making a claim against the six selling shareholders. Any successful claim will be accrued as a reduction of the cost of the acquisition.

The Company completed the acquisition of XEMICS on June 23, 2005. Presented below is pro forma data that gives effect to the acquisition of XEMICS as if it had occurred at the beginning of our fiscal year 2005.

Pro Forma

(fiscal years, in thousands, expect per share data)

	2006	2005
Pro forma net sales	$248,152	$274,857
Pro forma net income	40,090	47,172

Pro forma earnings per share - basic	$0.54	$0.64
Pro forma earnings per share - diluted	$0.52	$0.60

Earnings per share - basic, as reported	$0.57	$0.74
Earnings per share - diluted, as reported	$0.55	$0.70

Pro forma data for fiscal year 2005 presented above is the combination of Semtech’s reported results for the fiscal year ended January 30, 2005 and XEMICS’ fiscal year ended December 31, 2004, which most closely approximates the comparable period.

19. Matters Related to Stock Option Review and Restatement

Expiration of Stock Options During the Restatement Process

The exercise of stock options was prohibited during the restatement process because the Company’s filings with the SEC were not current. Thus, the Company could face claims from optionees who were prevented from exercising expiring options or from former employees with options that lapsed because exercise was prohibited during the short post-termination period provided for by their award agreements. In this regard, in the third and fourth quarters of fiscal year 2007 the Compensation Committee authorized cash payments to some current and former employees and in the fourth quarter of fiscal year 2007 the Company made an accrual with respect to certain employee and director options that expired or lapsed in the fourth quarter of fiscal year 2007 and in the first quarter of fiscal year 2008. $2.5 million was expensed for this item in fiscal year 2007, with $264,000 charged to Cost of Goods Sold, $897,000 charged to Product Development and Engineering, and $1.3 million charged to Selling, General and Administrative.

Costs of Restatement and Legal Activities

Since May 2006, the Company has incurred, and expects to continue to incur, substantial expenses for legal, accounting, tax and other professional services in connection with the internal review, the Special Committee investigation, government inquiries, the preparation of the restated financial statements, the related derivative litigation, and other matters associated with or stemming from the restatement and the underlying circumstances. These expenses are in excess of $9.6 million in aggregate through the end of fiscal year 2007 and have been charged to Selling, General and Administrative. The Company expects to continue to incur significant expense in connection with these matters. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. All such advances, which total approximately $500,000 in the aggregate through the end of fiscal year 2007, are subject to an undertaking to repay the funds to the Company in certain circumstances. See Note 13 for additional information regarding indemnification.

20. Selected Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited consolidated statements of income data for each of the eight quarterly periods ended January 28, 2007, as well as that data expressed as a percentage of our net sales for the quarters presented. All quarters presented consisted of thirteen weeks. The sum of quarterly per share amounts may differ from year to date amounts due to rounding.

(in thousands, except per share data)

	Fiscal Year 2006				Fiscal Year 2007
	Quarters Ended				Quarters Ended
	May 1 2005	Jul 31 2005	Oct 30 2005	Jan 29 2006	Apr 30 2006	Jul 30 2006	Oct 29 2006	Jan 28 2007
Net Sales	$56,174	$57,989	$60,870	$64,305	$65,943	$64,921	$63,711	$57,963
Cost of Sales	24,577	25,934	26,648	28,077	28,032	29,558	29,188	28,786

Gross Profit	31,597	32,055	34,222	36,228	37,911	35,363	34,523	29,177
Operating costs and expenses:
Selling, general & administrative	10,857	11,230	11,738	11,775	15,124	17,512	19,952	17,661
Product development & engineering	8,813	9,462	10,204	9,449	10,702	10,189	9,628	10,737
Acquisition related items	—	4,136	409	409	365	275	276	276
Insurance related legal expenses	594	(1,726)	502	501	160	106	32	114

Total operating costs and expenses	20,264	23,102	22,853	22,134	26,351	28,082	29,888	28,788

Operating income	11,333	8,953	11,369	14,094	11,560	7,281	4,635	389
Interest and other income, net	1,935	1,402	1,929	2,020	2,922	3,161	3,509	3,954
Income before taxes	13,268	10,355	13,298	16,114	14,482	10,442	8,144	4,343
Provision for taxes	2,838	3,371	2,026	2,849	2,725	2,012	1,798	(252)

Net income	$10,430	$6,984	$11,272	$13,265	$11,757	$8,430	$6,346	$4,595

Earnings per share:
Basic	$0.14	$0.09	$0.15	$0.18	$0.16	$0.12	$0.09	$0.06

Diluted	$0.14	$0.09	$0.15	$0.18	$0.16	$0.11	$0.09	$0.06

Weighted average number of shares:
Basic	73,845	73,816	73,239	72,845	72,575	72,291	72,298	72,433
Diluted	76,833	76,495	75,564	75,494	74,715	73,929	73,718	74,311

Sales of previously written-off inventory were approximately $18,000, $107,000, $43,000 and $30,000 in the first, second, third and fourth quarters, respectively, of fiscal year 2006 and approximately $23,000, $30,000, $17,000 and $56,000 in the first, second, third and fourth quarters, respectively, of fiscal year 2007.

Acquisition related items are related to the June 2005 acquisition of XEMICS SA.

	Fiscal Year 2006				Fiscal Year 2007
	Quarters Ended				Quarters Ended
	May 1 2005	Jul 31 2005	Oct 30 2005	Jan 29 2006	Apr 30 2006	Jul 30 2006	Oct 29 2006	Jan 28 2007
Net Sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of Sales	44%	45%	44%	44%	42%	46%	46%	50%

Gross Profit	56%	55%	56%	56%	58%	54%	54%	50%
Operating costs and expenses:
Selling, general & administrative	19%	19%	19%	18%	23%	27%	31%	31%
Product development & engineering	16%	16%	17%	15%	16%	16%	15%	19%
Acquisition related items	0%	7%	1%	1%	1%	0%	0%	0%
Insurance related legal expenses	1%	-3%	1%	1%	0%	0%	0%	0%

Total operating costs and expenses	36%	40%	38%	34%	40%	43%	46%	50%

Operating income	20%	15%	19%	22%	18%	11%	8%	0%
Interest and other income, net	3%	2%	3%	3%	4%	5%	5%	7%
Income before taxes	24%	18%	22%	25%	22%	16%	13%	7%
Provision for taxes	5%	6%	3%	4%	4%	3%	3%	-1%

Net income	19%	12%	18%	21%	18%	13%	10%	8%

ITEM 9.	CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 28, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the Securities and Exchange Commission.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that as of January 28, 2007 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our management’s assessment of our internal control over financial reporting as of January 28, 2007. Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting is included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

In conjunction with the preparation of the Form 10-K/A and FY2007 Form 10-Qs, we reassessed our internal controls and disclosure controls as of the end of fiscal year 2006 and the end of each of the first three quarters of fiscal year 2007 and determined that our internal controls and disclosure controls were not effective as of those dates because of a material weakness in our control environment. More specifically, during all or a portion of those periods, and a portion of the fourth quarter of fiscal year 2007, the Company was under the leadership of individuals who were found by the Special Committee to have manipulated option grants or who were found to have known or should have known of the past manipulation and initiated or participated in some manipulative acts in the past. One individual took a leave of absence from the Board of Directors in August 2006 and in the third quarter of fiscal year 2007 the Board determined not to nominate him for re-election. This material weakness was fully remediated by the departure of the other implicated executives from active management of the Company through resignation from office during the fourth quarter of fiscal year 2007 and subsequent termination of employment.

ITEM 9B	OTHER INFORMATION

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2007 was reported on a Form 8-K during that period.

As permitted by applicable SEC rules, the Company has elected to include the following information in this Form 10-K in lieu of reporting it on a separately filed Form 8-K:

(1)	On April 12, 2007 the Board approved a payment of $314,400 to Director Hankin, an optionee who was prevented from exercising his expiring options due to the restatement process. The amount of the payment was calculated on the same basis as for other similarly situated optionees and the payment was determined by the Compensation Committee to be compensation, as the underlying expired options were granted to Director Hankin for Board service. This related party transaction was also considered and approved by the Audit Committee and the Nominating Committee determined that the transaction did not compromise Director Hankin’s independence. Director Hankin was not present during the deliberations or votes on this matter. The release executed by Director Hankin with respect to this payment is attached to this report as Exhibit 10.36.

(2)	As part of their compensation package, as reported in the Company’s Current Reports on Forms 8-K filed October 13, 2006 and October 30, 2006, Directors Baker and Edwards each received a cash retainer for Board service through the end of fiscal year 2007 equal to $20,000 per year pro-rated for the number of days from his election to the end of the fiscal year on January 28, 2007. On the recommendation of the Compensation Committee, the Board determined on April 12, 2007 that a cash retainer at this rate should remain in place for these Directors from the beginning of fiscal year 2008 through the effective date of a new compensation plan for Directors that is under development by the Compensation Committee. The remainder of their compensation package remains unchanged. Directors Baker and Edwards abstained from voting on this matter.

(3)	On April 12, 2007, on the recommendation of the Compensation Committee, the Board authorized a cash payment of $50,000 to each of Directors Lindstrom and Piotrowski in recognition of their service on the Special Committee that investigated the Company’s historical stock option practices. Directors Lindstrom and Piotrowski abstained from voting on this matter.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The following individuals comprise our Board of Directors:

Rockell N. Hankin Chairman of the Board	Private Investor

Glen M. Antle	Chairman and Acting CEO of Trident Microsystems Systems, Inc, a company that designs, develops and markets integrated circuits

Wildford Dean Baker	Consultant to firms in the technology sector on program reviews as well as evaluations of technical, management, and strategic matters

James P. Burra	Chief Executive Officer of Endural LLC., a manufacturer of vacuum formed, high density polyethylene containers

Bruce C. Edwards	Executive Chairman of Powerwave Technologies, Inc., a leading supplier of antenna systems, base station subsystems and coverage solutions to the wireless communications industry

James T. Lindstrom	Chief Financial Officer, eSilicon Corporation, a company that designs and manufacturers custom semiconductor chips

Mohan R. Maheswaran	President and Chief Executive Officer, Semtech Corporation

John L. Piotrowski	General (retired) United States Air Force; consultant

James T. Schraith	Private Investor and Management Consultant

John D. Poe

On leave of absence. Will not be nominated for re-election. See the Company’s fiscal year 2006 Form 10-K/A filed March 29, 2007

Owner of Kirschbaum LLC, a private farming company; former President and Chief Executive Officer of Semtech Corporation

The Executive Officers and Key Executives of the Company are:

Mohan R. Maheswaran	President and Chief Executive Officer

Emeka Chukwu	Vice President and Chief Financial Officer

Clemente (Clay ) Beltran	Vice President, Worldwide Operations

Alan Bennett	Vice President of Accounting and Tax

Kevin P. Caffey	Vice President, Quality and Reliability

Alain Dantec	Vice President, Advanced Communications and Sensing Products

Mark R. Drucker	Vice President, Test and Measurement Products

Suzanna Fabos	General Counsel and Secretary

James Kim	Vice President, Worldwide Sales and Marketing

Lawrence A. King	Vice President, Engineering Power Management Products

Resat N. Necar	Vice President Marketing, Power Management

Jeffrey T. Pohlman	Vice President, Protection Products

J. Michael Wilson	Vice President, Power Management Products

Other information called for by Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement filed in connection with its annual meeting of shareholders to be held on June 14, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference from the Company’s Definitive Proxy Statement filed in connection with its annual meeting of shareholders to be held on June 14, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement filed in connection with its annual meeting of shareholders to be held on June 14, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference from the Company’s Definitive Proxy Statement filed in connection with its annual meeting of shareholders to be held on June 14, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders to be held on June 14, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements, schedules, and reports included in this Form 10-K. are listed in the index under Item 8 in this report.

(a)(2)	Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits. These exhibits are available without charge upon request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated. Exhibits 10.1 through 10.30 and Exhibit 10.36 constitute management contracts or compensatory plans or arrangements.

Exhibit No.	Description	Location
3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2007

10.1	Summary of Certain Compensation for Named Executive Officers

10.2	Summary of Director Compensation

10.3	The Company’s 1994 Long-term Stock Incentive Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-44033) filed January 9, 1998

10.4	The Company’s 1994 Non-Employee Directors Stock Option Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-00599) filed January 31, 1996

10.5	Form of Non-Statutory Stock Option Agreement	Exhibit 4.2 to the Company’s Registration Statement of Form S-8 (333-60396) filed May 8, 2001

10.6	The Company’s Long-Term Stock Incentive Plan, as amended and restated

10.7	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.8	Form of Option Agreement for Options Awarded to Non-Employee Directors on December 5, 2002	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.9	Option Agreement dated October 6, 2003 with respect to options granted to Non-Employee Chairman John D. Poe	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.10	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006

10.11	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.12	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.13	Form of Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.14	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.15	Adoption Agreement dated as of January 1, 2004 adopting The Executive Nonqualified “Excess” Plan known as the Semtech Executive Compensation Plan	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

Exhibit No.	Description	Location
10.16	Plan Document for The Executive Nonqualified “Excess” Plan adopted by Semtech Corporation as of January 1, 2004 (known as the Semtech Executive Compensation Plan)	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.17	Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.18	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005

10.19	Cash Bonus Incentive Plan amended and restated as of January 30, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2006

	Semtech Corporation Bonus Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 28, 2006

10.20	Agreement and Release effective as of June 9, 2005 – Anthony E. Giraudo	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2005

10.21	Agreement and Release effective as of October 10, 2005 – Jason L. Carlson	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2005

10.22	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.23	Agreement dated April 3, 2006 with respect to inducement award of restricted stock to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.24	Option Award Agreement dated April 3, 2006 with respect to time-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.25	Option Award Agreement dated April 3, 2006 with respect to performance-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.26	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006

10.27	Memo to Emeka Chukwu dated April 5, 2007

10.28	Agreement and General Release executed by Paul D. Peterson on March 2, 2007

10.29	Letter to John D. Poe dated March 28, 2007	Exhibit 10.29 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 29, 2006

10.30	Letter to David G. Franz, Jr. dated March 28, 2007	Exhibit 10.30 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 29, 2006

Exhibit No.	Description	Location
10.31	Share Purchase and Sale Agreement dated June 17, 2005 among Semtech International AG and various selling shareholders regarding Xemics SA	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2005

10.32	Settlement Agreement dated as of May 28, 2005 among American Manufacturers Mutual Insurance Company, Lumbermens Mutual Casualty Company, and Semtech Corporation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005

10.33	Settlement Agreement dated as of July 14, 2005 between Royal Indemnity Company, as successor to the Royal Insurance Company of America, and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2005

10.34	Letter Agreement dated as of July 14, 2005 between Royal Indemnity Company, as successor to the Royal Insurance Company of America, and Semtech Corporation	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 19, 2005

10.35	Stockholder Protection Agreement, dated June 25, 1998, between Semtech Corporation and Chase Mellon Shareholder Services as rights agent	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 1998

10.36	Limited Release executed April 12, 2007 by Rockell N. Hankin

14	Semtech Corporation Code of Conduct	Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2007	Semtech Corporation

	By:	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 12, 2007	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: April 12, 2007	/s/ Emeka Chukwu
Emeka Chukwu
Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: April 12, 2007	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: April 12, 2007	/s/ Glen M. Antle
Glen M. Antle
Director

Date: April 12, 2007	/s/ W. Dean Baker
W. Dean Baker
Director

Date: April 12, 2007	/s/ James P. Burra
James P. Burra
Director

Date: April 12, 2007	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: April 12, 2007	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: April 12, 2007	/s/ John L. Piotrowski
John L. Piotrowski
Director

Date:
John D. Poe
Director (on leave of absence)

Date: April 12, 2007	/s/ James T. Schraith
James T. Schraith
Director

SCHEDULE II

SEMTECH CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED JANUARY 28, 2007

	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 30, 2005
Allowance for doubtful accounts	$656,000	$(144,000)	$—	$512,000

Year ended January 29, 2006
Allowance for doubtful accounts	$512,000	$(23,000)	$(27,000)	$462,000

Year ended January 28, 2007
Allowance for doubtful accounts	$462,000	$(5,000)	$(121,000)	$336,000