Form 10-Q
period 2007-04-29
SEMTECH CORP
filed 2007-06-08
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 29, 2007

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at June 7, 2007: 62,881,329

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED APRIL 29, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 29 2007	April 30 2006
Net sales	$60,566	$65,943
Cost of sales	27,313	28,032

Gross profit	33,253	37,911

Operating costs and expenses:
Selling, general and administrative	18,181	15,124
Product development and engineering	10,005	10,702
Acquisition related items	276	365
Insurance related legal expenses	175	160

Total operating costs and expenses	28,637	26,351

Operating income	4,616	11,560

Interest and other income, net	5,715	2,922

Income before taxes	10,331	14,482
Provision for taxes	2,400	2,725

Net income	$7,931	$11,757

Earnings per share:
Basic	$0.11	$0.16
Diluted	$0.11	$0.16

Weighted-average number of shares:
Basic	72,379	72,575
Diluted	73,593	74,715

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	April 29 2007	January 28 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$207,872	$162,882
Temporary investments	82,500	127,859
Receivables, less allowances	24,961	25,588
Inventories	20,198	20,493
Deferred income taxes	3,511	3,495
Assets held for sale	—	8,222
Other current assets	11,521	6,776

Total current assets	350,563	355,315
Property, plant and equipment, net	38,760	40,573
Investments, maturities in excess of 1 year	74,064	50,439
Deferred income taxes	26,843	28,190
Goodwill	32,719	32,687
Other intangibles, net	4,008	4,284
Other assets	8,317	10,166

Total Assets	$535,274	$521,654

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,421	$9,909
Accrued liabilities	11,758	14,635
Income taxes payable	2,633	1,974
Deferred revenue	2,259	2,151
Deferred income taxes	1,478	1,500
Other current liabilities	—	315

Total current liabilities	30,549	30,484
Deferred income taxes	2,605	2,539
Other long-term liabilities	7,814	7,450
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 77,442,194 issued and 72,699,645 outstanding on April 29, 2007 and 77,061,426 issued and 72,304,877 outstanding on January 28,2007	779	774
Treasury stock, at cost, 4,751,482 shares as of April 29, 2007 and 4,756,549 shares as of January 28, 2007	(86,074)	(85,955)
Additional paid-in capital	323,120	315,972
Retained earnings	256,372	250,517
Accumulated other comprehensive income (loss)	109	(127)

Total stockholders’ equity	494,306	481,181

Total Liabilities and Stockholders’ Equity	$535,274	$521,654

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	April 29 2007	April 30 2006
Cash flows from operating activities:
Net income	$7,931	$11,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,759	2,987
Deferred income taxes	(734)	(689)
Stock-based compensation	2,434	4,279
Tax benefit on stock based compensation	2,298	2,966
Excess tax benefits	(1,158)	(1,472)
(Gain) loss on disposition of property, plant and equipment	(1,329)	18
Changes in assets and liabilities:
Accounts receivable	627	(1,026)
Inventories	295	(1,714)
Other assets	(2,896)	(392)
Accounts payable and accrued liabilities	(681)	(2,853)
Deferred revenue	108	38
Income taxes payable	659	1,691
Other liabilities	365	459

Net cash provided by operating activities	10,678	16,049
Cash flows from investing activities:
Purchase of available-for-sale investments	(125,810)	(46,783)
Proceeds from sales and maturities of available-for-sale investments	147,780	74,274
Proceeds on sale of assets	9,581	716
Additions to property, plant and equipment	(699)	(997)

Net cash provided by investing activities	30,852	27,210
Cash flows from financing activities:
Excess tax benefit received on stock options	1,158	1,472
Exercise of stock options	2,422	2,079
Repurchase of treasury stock	(119)	(14,240)
Reissuance of treasury stock	—	846

Net cash provided by (used in) financing activities	3,461	(9,843)

Effect of exchange rate changes on cash and cash equivalents	(1)	6
Net increase in cash and cash equivalents	44,990	33,422
Cash and cash equivalents at beginning of period	162,882	65,543

Cash and cash equivalents at end of period	$207,872	$98,965

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying interim consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the current presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting estimates requiring management’s most significant and subjective judgments include:

•	The recognition and measurement of current and deferred income tax assets and liabilities;

•	The valuation of inventory; and

•	The valuation and recognition of share-based compensation

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech Corporation and its subsidiaries for the interim periods presented. The results reported in these consolidated condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

Note 2: Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week quarter in 53-week years. The first quarters of fiscal years 2008 and 2007 each consisted of 13 weeks.

Note 3: Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The measurement and disclosure requirements are effective for the Company beginning in fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires unrealized gains and losses to be reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the Company beginning in fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 159.

Note 4: Accounting Changes

In the first quarter of fiscal year 2008, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). See “Note 14: Taxes” for further discussion.

Note 5: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	April 29 2007	April 30 2006
(in thousands)
Net income	$7,931	$11,757
Change in net unrealized holding gain (loss) on available-for-sale investments	(234)	4
Gain (loss) for translation adjustment	(2)	6

Total comprehensive income	$7,695	$11,767

Note 6: Earnings Per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended
	April 29, 2007	April 28, 2006
(In thousands, Except Per Share Amounts)
Net income	$7,931	$11,757
Weighted average common shares outstanding - basic	72,379	72,575
Dilutive effect of employee equity incentive plans	1,214	2,140

Weighted average common shares outstanding - diluted	73,593	74,715

Basic earnings per common share	$0.11	$0.16
Diluted earnings per common share	$0.11	$0.16

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporate the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock. The weighted-average number of shares used to compute basic earnings per share in the first quarters of fiscal years 2008 and 2007 was approximately 72.4 million and 72.6 million, respectively. The weighted-average number of shares used to compute diluted earnings per share in the first quarters of fiscal years 2008 and 2007 was approximately 73.6 million and 74.7 million, respectively.

Options to purchase approximately 7.3 million shares and 6.6 million shares, respectively, were not included in the computation of the first quarters of fiscal years 2008 and 2007 diluted net income per share because such options were considered anti-dilutive.

Note 7: Equity Incentive Plans

The company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.

Allocation of Stock-based Compensation

(in thousands)

	Three Months Ended
	April 29 2007	April 30 2006
Cost of sales	$311	$134
Selling, general and administrative	1,429	2,660
Product development and engineering	734	1,187

Stock-based compensation, pre-tax	$2,474	$3,981
Net change in stock-based compensation captitalized into inventory	$(40)	$298

Total stock-based compensation	$2,434	$4,279

Impact of Stock-based Compensation

(in thousands)

	Three Months Ended
	April 29 2007	April 30 2006
Stock-based compensation	$2,474	$3,981
Associated tax effect	(705)	(1,091)

Net effect on net income	$1,769	$2,890

Effect on earnings per share -
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
Weighted average number of shares -
Basic	72,379	72,575
Diluted	73,593	74,715

The Company has various equity award plans that provide for granting stock based awards to employees and directors of the Company. The plans provide for the granting of several available forms of stock compensation of which only stock options have been granted to date. The Company has also issued some stock-based compensation outside of any plan, including options and restricted stock awarded as inducements to join the Company.

The Company determines the fair value of each option award on the date of grant using the Black-Scholes valuation model that uses the assumptions in the following table. Expected volatilities are based on historical volatility using daily and monthly stock price observations. For option grants made after January 30, 2006, the Company uses an expected life equal to the midpoint between the vesting date and the date of contractual expiration of the options, as permitted by the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 107. For option grants issued before January 30, 2006, the Company had used a consistent 5-year expected life assumption. The Company has not historically paid a cash dividend and the Board of Directors has not indicated intent to declare a cash dividend in the foreseeable future. Accordingly, a dividend yield of zero has been assumed for purposes of estimating the fair value of employee stock options. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant. The estimated fair value of the employee stock options is amortized to expense using the straight-line method over the vesting period.

Assumptions in Determining Fair Value of Options

	Three Months Ended
	April 29 2007	April 30 2006
Expected lives, in years	none issued	4.36 -4.85
Estimated volatility	none issued	53% -59%
Dividend yield	none issued	0%
Risk-free interest rate	none issued	4.6% -4.9%
Weighted -average fair value on grant date of options granted	none issued	$9.48

For the first quarter of fiscal years 2008 and 2007, the tax benefit realized from option exercises was $1.2 million and $1.3 million respectively.

Note 8: Stock Repurchase Program; Treasury Shares

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

As of April 29, 2007, the Company had repurchased 5,388,500 shares of its common stock at a cost of $99.7 million under this program. Of the repurchased shares, 631,951 have been reissued as a result of stock option exercises; the remainder is being held as treasury shares. Some of the treasury shares are expected to be reissued in the future as a result of stock option exercises.

The Company did not make any repurchases of its common stock during the first quarter of fiscal year 2008. Refer to “Note 17: Subsequent Events” for a discussion of our adoption of an accelerated stock buyback program.

In April 2007, Mr. Maheswaran surrendered shares to cover payroll tax liabilities associated with the vesting of the shares pursuant to his restricted stock award agreement. These surrendered shares are classified as treasury stock in the Consolidated Condensed Balance Sheet for the first quarter of fiscal year 2008.

Note 9: Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. As of April 29, 2007, the Company had $82.5 million of temporary investments and $74.1 million of long-term investments. As of January 28, 2007, the Company had $127.9 million of temporary investments and $50.4 million of long-term investments. Certain short-term, highly liquid investments, namely money-market accounts are accounted for as cash and cash equivalents.

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

As a result of changes in the market value of investments, the Company included $234,000 and $4,000 of unrealized gain, net of tax, in comprehensive income for the first quarters of fiscal year 2008 and 2007, respectively. The tax associated with these comprehensive income items were expense of $158,000 and $3,000 in the first quarters of fiscal year 2008 and 2007, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and cost basis with the difference between these amounts booked as part of comprehensive income:

Investments (in thousands)

	April 29, 2007			January 28, 2007
	Market Value	Cost Basis	Unrealized Loss	Market Value	Cost Basis	Unrealized Loss
U.S. government issues	$18,055	$18,334	$(279)	$32,166	$32,569	$(403)
State and local government issues	47,678	47,678	—	15,171	15,171	—
Corporate issues	90,831	91,128	(297)	130,961	131,526	(565)

Investments	$156,564	$157,140	$(576)	$178,298	$179,266	$(968)

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

Investment maturities (in thousands)

	April 29, 2007		January 28, 2007
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$82,500	$82,949	$127,859	$128,559
After 1 year through 5 years	74,064	74,191	50,439	50,708

	$156,564	$157,140	$178,298	$179,267

Investments and interest from cash and cash equivalents generated interest income of $4.3 million and $2.6 million in the first quarters of fiscal years 2008 and 2007.

Note 10: Inventories

Inventories (in thousands):

	April 29 2007	January 28 2007
Raw materials	$3,505	$2,723
Work in process	9,761	11,410
Finished goods	6,932	6,360

	$20,198	$20,493

Note 11: Assets Held for Sale

In the fourth quarter of fiscal year 2007, the Company entered into a contract to sell a parcel of land in San Diego, California that was purchased in fiscal year 2001 and the Company reclassified the net book value of the land to “Held for Sale” status in its financial statements, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The sale was completed in the first quarter of fiscal year 2008 resulting in a net gain of approximately $1.3 million. The gain on the sale is classified in the line item “Interest and other income, net” in the Consolidated Condensed Statement of Income for the quarter ended April 29, 2007.

Note 12: Intangible Assets

The goodwill associated with the purchase of XEMICS was $32.7 million as of April 29, 2007 and $32.7 million as of January 28, 2007, an insignificant amount of which is expected to be deductible for tax purposes. Presented below is a summary of the impact of changes to goodwill since the date of acquisition.

Goodwill (in thousands)

	Beginning balance on date of acquisition	Adjustments to date	Balance as of April 29, 2007
Goodwill	$32,941	$(222)	$32,719

There was $276,000 and $365,000 of expense in the first quarter of fiscal years 2007 and 2006, respectively, for amortization of intangible items associated with the acquisition of XEMICS. The remaining $4.0 million balance of other intangible items, as detailed below, will be amortized over future periods. No significant residual value is expected. There are no tax-related benefits from these acquisition related costs.

Other intangibles (in thousands)

	Beginning balance on date of acquisition	Amortization to date	Balance as of April 29, 2007	Remaining period to be amortized
Backlog associated with customer design wins	$400	$(400)	$—	0 months
Core technologies	6,000	(2,000)	4,000	50 months
Customer relationships	30	(22)	8	14 months

Other Intangibles	$6,430	$(2,422)	$4,008

Note 13: Commitments and Contingencies

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan for the first quarter of fiscal year 2008 totaled approximately $135,000, net of a credit of approximately $204,000 related to forfeitures. Compensation expense under this plan totaled $177,000 (before forfeitures) in the first quarter of fiscal year 2007. The Company received a credit of approximately $333,000 in the first quarter of fiscal year 2007 as a result of previously accrued compensation expense under the plan that was forfeited as a result of termination of certain plan participants, resulting in a net credit for the period of approximately $156,000.

The Company’s liability for deferred compensation totaled $7.1 million as of April 29, 2007 and $6.6 million as of January 28, 2007, and is included in other long-term liabilities. The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This Company-owned life insurance is intended to cover a majority of the costs of the deferred compensation plan. The cash surrender value of the company-owned life insurance was $6.8 million as of April 29, 2007 and $6.4 million as of January 28, 2007, and is included in other assets.

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

Some of the Company’s more significant pending legal matters are discussed below:

Government Inquiries

In 2006, the Company received a letter from the SEC requesting that it voluntarily provide information regarding stock options granted since 1997 as part of an informal inquiry. In 2006, the Company also received a Grand Jury subpoena from the United States District Court, Southern District of New York, requesting documents relating to the Company’s stock option practices since 1996. The Company responded to these requests in a timely manner and intends to continue to fully cooperate in these inquiries. The filing of our restated financial statements in March 2007 did not resolve these matters.

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

Two purported derivative lawsuits with virtually identical complaints were filed in the Superior Court of the State of California in 2006 and consolidated into one case (“State Derivative Litigation”). The State Derivative Litigation has been stayed in favor of the duplicative Federal Derivative Litigation discussed below.

Three purported shareholder derivative lawsuits were filed in the U.S. District Court for the Central District of California in 2006 and consolidated into one case (“Federal Derivative Litigation”). Defendants have responded to this case with various motions.

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

A Special Litigation Committee of the Board has determined it is not in the interests of shareholders or the Company to pursue the claims in the cases described above and that the Company should seek to have these suits terminated.

The Company is unable to predict the outcome of these matters at this time.

Settled Customer Dispute and Related Insurance Matters

In fiscal years 2004 and 2005, the Company paid a customer $12 million to resolve a dispute regarding a product. The Company is vigorously pursuing insurance coverage for the full value of the settlement and filed lawsuits against three of its insurance companies.

Settlement was reached with two of the insurance companies in fiscal year 2006. A $3.0 million gain recorded in for these insurance settlements in fiscal year 2006 was offset by $2.9 million of related legal expenses incurred in that year. For additional information regarding the insurance settlements, see the Form 8-K’s filed by the Company on July 7, 2005 and July 19, 2005 and Exhibit 10.1 to the Form 10-Q filed by the Company on September 9, 2005.

The case against the remaining insurance company is still pending but no trial date has been set. The Company is unable to predict if settlement will be reached prior to trial. There is no assurance that the Company will prevail at trial or that the insurance company will not appeal if the Company does prevail.

Legal fees and expenses related to pursuit of the insurance recovery have been, and will continue to be, expensed in the period incurred. The legal fees and expenses for the first quarters of fiscal years 2008 and 2007 are set forth in the Consolidated Condensed Statements of Income as a separate line item titled “Insurance related legal expenses.” If the settlement amount or amount awarded at trial is less than the Company seeks, if the Company fails to prevail at trial, or if the Company or insurance company appeals the decision, total legal expenses associated with the litigation since its inception may exceed the amount recovered from the insurance companies.

Environmental Matters

In 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company has joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. In March 2007, the State approved the group’s draft remediation plan, which will be published for public comment before the final remediation plan is submitted. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, the Company’s share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to any additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

Certain contaminants have been found in the groundwater at and near the facility in Newbury Park, California that the Company leased for approximately forty years before relocating to its current facility in 2002. Monitoring results over a number of years indicate that contaminants are from adjacent facilities. It is currently not possible to determine the ultimate amount of possible future clean-up costs, if any, that may be required of the Company for this site. There are no claims pending with respect to environmental matters at the Newbury Park site. Accordingly, no reserve for clean up has been provided at this time.

Intellectual Property Disputes and other Matters

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

Product Warranties

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

The following table details the change in the product warranty accrual.

Product Warranty Accrual (fiscal years, in thousands)

	Three Months Ended
	April 29 2007	April 30 2006
Beginning balance	$50	$50
Payments made	—	—
Net expense accrued	—	—

Ending balance	$50	$50

If there is a substantial increase in the rate of customer claims, if the Company’s estimates of probable losses relating to identified warranty exposures prove inaccurate, or its efforts to contractually limit liability prove inadequate, the Company may record a charge against future cost of sales. Over at least the last decade, warranty expense has been immaterial to our financial statements.

Indemnification

In the normal course of its business, the Company indemnifies other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise under contracts under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights, and certain environmental matters. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. Accordingly, the Company has not accrued any amounts for such indemnification obligations in the first quarter of fiscal year 2008.

The Company has also entered into agreements with its current and former directors and some current and former Company executives indemnifying them against certain liabilities incurred in connection with their duties. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s current and former directors and employees, as does the California Labor Code. In some cases there are limits on, and exceptions to, the Company’s potential indemnification liability. Prior to fiscal year 2007, the Company had not incurred any significant expense as a result of agreements of this type for at least a decade. In fiscal year 2007, in conjunction with a review of its historical stock option practices, the Company incurred $500,000 of expense by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. In the first quarter of fiscal year 2008, the Company advanced an additional $322,000 of expenses related to these matters. All such advances are subject to an undertaking to repay the funds to the Company in certain circumstances. The Company expects to continue to incur significant expense in connection with such advances related to the Government inquiries and derivative litigation discussed above and other matters associated with or stemming from the circumstances underlying the March 2007 restatement of its historical financial statements to correct stock option accounting (“restatement”). The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements with respect to other matters.

Note 14: Taxes

Effective at the beginning of the first quarter of fiscal year 2008, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Upon adoption and the conclusion of the initial evaluation of our uncertain tax positions (UTP) under FIN 48, the Company recorded a cumulative increase in the liability for UTP by $2.1 million which was accounted for as a debit to retained earnings. At January 29, 2007, the total liability for UTP recorded in our balance sheet was $4.8 million. Because these UTP predominantly impact carryforward tax attributes, the UTP liability is recorded as a credit to non-current deferred tax assets. In the first quarter of fiscal year 2008, the liability for UTP increased by approximately $136,000.

Included in the balance of unrecognized tax benefits at April 29, 2007, are $4.9 million of tax benefits that, if recognized, would impact the effective tax rate. With regard to the unrecognized tax benefits at April 29, 2007, the Company does not believe that it is reasonably possible that any portion of the unrecognized tax benefits will be recognized in the next twelve months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the Consolidated Condensed Statements of Income. As of the date of adoption of FIN 48, the Company had approximately $96,000 accrued for the payment of interest and penalties. No accrual for the payment of interest and penalties was recorded in the first quarter of fiscal year 2008.

The Company files U.S. federal, U.S. state, and foreign tax returns. In fiscal year 2005, the Internal Revenue Service completed its examination of our federal income tax returns through 2001 (fiscal year 2002). For state returns, the Company is generally not subject to income tax examinations for years prior to 1999 (fiscal year 2000). Our largest foreign tax presence is in Switzerland. Our Swiss tax filings have been examined through 2005 (fiscal year 2006). The Company is not currently under audit by any taxing jurisdiction.

Note 15: Segment Information

The Company operates in two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. The Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years.

The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes the power management, protection, test and measurement, advanced communications, wireless and sensing, and human input device product lines. The Rectifier, Assembly and Other Products segment includes the Company’s line of assembly and rectifier devices, which are the remaining products from its original founding as a supplier into the military, aerospace and industrial equipment markets.

The accounting policies of the segments are the same as those described above and in the Company’s Form 10-K for the year ended January 28, 2007 in the summary of significant accounting policies. The Company evaluates segment performance based on net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income).

The Company does not track or assign assets to individual reportable segments. Likewise, depreciation expense and capital additions are also not tracked by reportable segments.

Net Sales (in thousands)

	Three Months Ended
	April 29 2007	April 30 2006
Standard Semiconductor Products	$55,498	$62,407
Rectifier, Assembly and Other Products	5,068	3,536

Net Sales	$60,566	$65,943

Operating Income (in thousands)

	Three Months Ended
	April 29 2007	April 30 2006
Standard Semiconductor Products	$3,204	$10,640
Rectifier, Assembly and Other Products	1,412	920

Total Operating Income	$4,616	$11,560

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

Included in operating income in the first quarter of fiscal year 2008 for the Standard Semiconductor Products segment is $1.9 million of expense associated with the investigation into the Company’s historical stock option practices.

Included in operating income for the Standard Semiconductor Products segment for the first quarter of fiscal year 2008 and 2007 are legal fees incurred by the Company in suing insurance companies to recover amounts associated with the resolution of a past customer dispute.

One end-customer that is a leading manufacturer of cellular phones and consumer equipment, and that buys products directly from the Company, accounted for approximately 13% of net sales in the first quarter of fiscal year 2008 and 8% of net sales in the first quarter of fiscal year 2007. One of our Asian distributors accounted for approximately 14% of net sales in the first quarter of fiscal year 2008 and 11% of net sales in the first quarter of fiscal year 2007.

As of April 29, 2007, one of the Company’s Asian distributors accounted for approximately 13% of net accounts receivable. As of April 30, 2006, one of the Company’s Asian distributors accounted for approximately 12% of net accounts receivable. Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Sales by Region (% of net sales)

	Three Months Ended
	April 29 2007	April 30 2006
Domestic	22%	22%
Asia-Pacific	64%	62%
Europe	14%	16%

Total	100%	100%

Long-lived assets located within the United States as of April 29, 2007 and January 28, 2007 were approximately $22.8 million and $31.6 million, respectively. Long-lived assets located outside the United States as of April 29, 2007 and January 28, 2007 was approximately $16.0 million and $17.2 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers. The Company has consigned certain equipment to a foundry and a packaging and test subcontractor based in China to support its specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into the Company’s long-term pricing arrangement with the foundry for any reserved wafers it may purchase. The Company has also installed its own test equipment at some of its packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

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

Note 16: Matters Related to Historical Stock Option Practices

During the first quarter of fiscal year 2008, the Company incurred approximately $2.1 million of expenses for legal, accounting, tax and other professional services in connection with the government inquiries, the preparation of the restated financial statements, the related derivative litigation, and other matters associated with or stemming from the restatement and its underlying circumstances. Operating expenses for the first quarter of fiscal year 2007 did not include any expenses for these matters, as they arose after the end of that quarter. These expenses in the first quarter of fiscal year 2008 include approximately $322,000 for claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. These advances are subject to an undertaking to repay the funds to the Company in certain circumstances. See Note 13 for additional information regarding indemnification.

The Company expects these expenses to continue for some time and is unable to predict the outcome of the government inquiries, the derivative litigation or any of the other matters associated with or stemming from the restatement and its underlying circumstances. These matters have occupied and will continue to occupy the time and attention of management, could negatively impact the Company’s business and could have a material adverse impact on the Company’s financial condition, results of operations, and cash flow.

Note 17: Subsequent Event

In May 2007, the Company entered into a privately negotiated agreement with Goldman, Sachs & Co. (“Goldman Sachs”) to repurchase approximately 9.8 million shares of its common stock for $150 million, subject to certain purchase price adjustments. This accelerated stock repurchase program is supplemental to the Company’s existing stock repurchase program, under which approximately $50.3 million of remaining authority exists.

Goldman Sachs delivered the applicable number of borrowed shares to the Company in June 2007 and is expected to cover the borrowed shares by making open market purchases of the Company’s common stock during the course of the program. The final purchase price will be based on the volume weighted average share price of the Company’s common stock (the “VWAP price”) from the end of an initial period (which is expected to last approximately one month) to the end of the program. The program will end on any day of Goldman Sachs’ choosing starting approximately four months and ending approximately thirteen months after the date the agreement was signed. At program termination, the Company is expected to either receive from or pay to Goldman Sachs a purchase price adjustment based on such VWAP price, which amount may be paid in cash or shares.

Approximately one third of the repurchased shares are subject to a collar provision that establishes the minimum and maximum purchase price adjustments that the Company may receive or pay at program termination in respect of the collared shares. These minimum and maximum adjustments will not be known until the end of the initial period and will be based on the VWAP price during the initial period. The remaining approximately two-thirds of the repurchased shares are not subject to the collar provision.

The initial purchase price was funded with the Company’s existing domestic cash. The Company currently intends to hold the repurchased shares as treasury stock. The outstanding shares used to calculate earnings per share will be immediately reduced by the number of shares repurchased.

For additional information, see the Form 8-K filed by the Company on June 1, 2007.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the consolidated condensed financial statements and the notes to the consolidated condensed financial statements included elsewhere in this Form 10-Q.

This discussion contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,” “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of our annual report on Form 10-K for the year ended January 28, 2007. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the first quarter of fiscal year 2008 were 37% of net sales. The remaining 63% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines, Germany, Singapore and Thailand. During the first quarter of fiscal year 2008, approximately 32% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for the first quarter of fiscal year 2008 constituted approximately 78% of our net sales. Approximately 82% of foreign sales are to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Critical Accounting Policies and Estimates

During the first quarter of fiscal year 2008, other than the adoption of FIN 48 noted below, there have been no significant changes to our critical accounting policies as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year 2007 that ended on January 28, 2007.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated condensed financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. We classify our investments as “available for sale” because we expect to possibly sell some securities prior to maturity. We include any unrealized gain or loss, net of tax, in comprehensive income, as detailed in Note 5.

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

A revised standard, SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value, became effective for us beginning with the first quarter of fiscal year 2007, which began on January 30, 2006. The adoption of SFAS 123(R) requires us to apply a valuation model, which includes estimates and assumptions on the rate of forfeiture and expected life of options and stock price volatility, as detailed in Note 7 (Equity Incentive Plans) to the unaudited financial statements included in this Form 10-Q. If any of the assumptions used in the valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period and actual results may differ from estimates.

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

In-Process Research and Development

As a result of the acquisition of XEMICS, IPR&D expense totaled $4.0 million in fiscal year 2006. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying project had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, as clarified by FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

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

Accounting for Income Taxes

We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48) in the first quarter of fiscal year 2008. See Note 14 (Taxes) to the unaudited financial statements included in this Form 10-Q for further discussion.

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

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant management estimates are required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax impact is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. As a result of the adoption of FIN 48 in the first quarter of fiscal year 2008, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended
	April 29 2007	April 30 2006
Net Sales	100.0%	100.0%
Cost of Sales	45.1%	42.5%

Gross Profit	54.9%	57.5%
Operating costs and expenses:
Selling, general & administrative	30.0%	22.9%
Product development & engineering	16.5%	16.2%
Acquisition related write-offs and amortization	0.5%	0.6%
Insurance related legal expenses/(settlements)	0.3%	0.2%

Total operating costs and expenses	47.3%	39.9%

Operating income	7.6%	17.5%
Interest and other income, net	9.4%	4.4%

Income before taxes	17.1%	22.0%
Provision for taxes	4.0%	4.1%

Net income	13.1%	17.9%

Comparison Of The Three Months Ended April 29, 2007 and April 30, 2006

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first quarters of fiscal years 2008 and 2007 were each made up of 13 weeks.

Net Sales. Net sales for the first quarter of fiscal year 2008 were $60.6 million, a decrease of 8% compared to $65.9 million for the first quarter of fiscal year 2007. End-application demand for our products in the first quarter of fiscal year 2008 compared to the prior year period was most impacted by a 30% decline in Power product sales largely sold into cellular phone and computing applications, as well as a decline of nearly 30% of sales into the ATE end-market. These declines were somewhat offset by a gain of nearly 10% for protection devices sold into a diverse cross section of end markets and an increase of greater than 40% for Discrete devices servicing the industrial and military market segments.

Our estimates of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Three Months Ended
	April 29 2007	April 30 2006
Computer	20%	24%
Communications	42%	41%
Industrial/Other	38%	35%

Total	100%	100%

Standard Semiconductor Products represented 92% of net sales in the first quarter of fiscal year 2008, while 8% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 95% of net sales in the first quarter of fiscal year 2007 and Rectifier, Assembly and Other Products’ sales were 5%. Sales of Standard Semiconductor Products decreased 11% in the first quarter of fiscal year 2008 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 43% in the first quarter of fiscal year 2008 as compared to the prior year period.

Net Sales by Reportable Segment

(in thousands)

	Three Months Ended		Three Months Ended		Change
	April 29 2007		April 30 2006
Standard Semiconductor Products	$55,498	92%	$62,407	95%	-11%
Rectifier, Assembly and Other Products	$5,068	8%	$3,536	5%	43%
Net sales	$60,566	100%	$65,943	100%	-8%

The 11% decrease in sales of Standard Semiconductor Products in the first quarter of fiscal year 2008 reflected a decline in Power product sales largely sold into cellular phone and computing applications and a nearly 30% decline in sales into the ATE end-market. Offsetting some of this decline was improvement of sales into the industrial/other end-markets as well as wireline communications applications.

Sales of our Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “industrial/other”) increased 43% in the first quarter of fiscal year 2008 compared to the prior year period due to continued surge in demand from specific industrial and military customers. These products are older technology products and have a very limited customer base.

Gross Profit. Gross profit for the first quarter of fiscal year 2008 was $33.3 million, compared to $37.9 million for the prior year period. The decrease reflected an 8% decrease in sales and a decrease in overall gross margins from 58% in the prior year’s first quarter to 55% in the first quarter of fiscal year 2008.

The decline in gross margins was most impacted by the decline in total Power revenues. A significant portion of the remaining Power revenues sold into computing applications were sold at below corporate average gross margins. In addition, lower average selling prices and lower manufacturing absorption associated with the decline in Power revenues negatively impacted margins.

We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, which are typical in the semiconductor industry, tend to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in our customer’s particular end-applications.

Operating Costs and Expenses. Operating costs and expenses were $28.6 million, or 47% of net sales in the first quarter of fiscal year 2008. Operating costs and expenses for the first quarter of fiscal year 2007 were $26.4 million, or 40% of net sales. Operating costs and expenses in the first quarters of fiscal year 2008 and fiscal year 2007 were impacted by $2.5 million and $4.0 of pre-tax expense, respectively, associated with stock-based compensation.

Operating Costs and Expenses

(in thousands)

	Three Months Ended		Three Months Ended		Change
	April 29 2007		April 30 2006
Selling, general and administrative	$18,181	63%	$15,124	57%	20%
Product development and engineering	10,005	35%	10,702	41%	-7%
Acquisition related costs	276	1%	365	1%	-24%
Insurance related legal costs (settlements)	175	1%	160	1%	9%

Total operating costs and expenses	$28,637	100%	$26,351	100%	9%

Operating Income. Operating income was $4.6 million in the first quarter of fiscal year 2008, down from $11.6 million in the first quarter of fiscal year 2007. Operating income was unfavorably impacted by an 8% decrease in net sales, lower gross margins and a 9% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Three Months Ended		Three Months Ended		Change
	April 29 2007		April 30 2006
Standard Semiconductor Products	$3,204	69%	$10,640	92%	-70%
Rectifier, Assembly and Other Products	$1,412	31%	$920	8%	53%

Net sales	$4,616	100%	$11,560	100%	-60%

Operating income in the first quarter of fiscal year 2008 for the Standard Semiconductor Products segment declined as a result of lower net sales, lower gross margins and higher operating expenses.

Interest and Other Income, Net. Net interest and other income was $5.7 million in the first quarter of fiscal year 2008. Interest and other income include interest income from investments and other items. It also includes the impact of changes in the value of foreign currencies held. Net interest and other income in the first quarter of fiscal year 2007 was $2.9 million. The increase is primarily attributable to interest income increasing from $2.6 million in the first quarter of fiscal year 2007 to $4.3 million in the first quarter of fiscal year 2008. Additionally, the disposal of property classified as “Assets Held for Sale” at the end of fiscal year 2007 generated a gain of approximately $1.3 million (See Footnote 11: Assets Held for Sale).

Provision for Taxes. Provision for income taxes was $2.4 million for the first quarter of fiscal year 2008, compared to $2.7 million in the first quarter of fiscal year 2007. The effective tax rate for the first quarter of fiscal year 2008 was 23% and for the first quarter of fiscal year 2007 was 19%. There are several factors that can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are not separately identifiable segment assets and liabilities.

As of April 29, 2007, we had working capital of $320.0 million, compared with $324.8 million as of January 28, 2007. The ratio of current assets to current liabilities as of April 29, 2007 was 11.5 compared to 11.7 to 1 as of January 28, 2007.

The combined amounts of cash and cash equivalents, temporary investments and long-term investments were $364.4 million as of April 29, 2007, up from $341.2 million as of January 28, 2007. We have no long-term debt and had $7.8 million of other long-term liabilities as of April 29, 2007. The combined amount of cash and cash equivalents, temporary investments and long-term investments would generally be available for any capital or liquidity needs.

Operating Cash Flows: Cash provided by operating activities was $10.7 million for the first quarter of fiscal year 2008 compared to $16.0 million for the first quarter of fiscal year 2007. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $2.8 million and $3.0 million in the first quarter of fiscal years 2008 and 2007, respectively.

In addition to depreciation and amortization, operating cash flows in the first quarter of fiscal year 2008 were positively impacted by net income of $7.9 million, the depreciation and amortization noted above, stock-based compensation of $2.4 million, the tax benefit of stock-based compensation of $2.3 million, offset by $1.2 million of excess tax benefits, $1.3 million of gain on sale of land, and $1.5 million due to changes in assets and liabilities, the largest being an increase in other assets of $2.9 million.

Operating cash flows in the first quarter of fiscal year 2007 were positively impacted primarily by net income of $11.8 million, the depreciation and amortization noted above, stock-based compensation of $4.3 million, the net tax benefit on stock-based compensation of $3.0 million. The positive impact of these items was offset by excess tax benefits of $1.5 million and various changes in assets and liabilities, the largest being increases in inventories, accounts receivable and decreases in accounts payable, accrued liabilities, and income taxes payable.

Cash Flows Related to Investing Activities. Investing activities provided $30.9 million in the first quarter of fiscal year 2008 compared to $27.2 million provided in the prior year period. Major investing activities for both periods consist of changes in investments and the purchase and sale of property, plant, and equipment. Purchases of property, plant, and equipment for the first quarters of fiscal years 2008 and 2007 were $0.7 million and $1.0 million, respectively. The Company received $9.6 million in cash proceeds from the sale of land in the first quarter of fiscal year 2008. The netting of the purchases of available-for-sale investments and the proceeds from the sale and maturities of available-for-sale investments reflect net cash provided of $22.0 million and $27.5 million for the first quarter of 2008 and 2007, respectively.

Cash Flows Related to Financing Activities. Financing activities provided $3.5 million during the first quarter of fiscal year 2008 and used $9.8 million in the prior year period. Cash provided by financing activities for the first quarter of fiscal year 2008 include $2.4 million from the exercise of stock options and $1.2 million from the excess tax benefit received on stock options partially offset by shares surrendered by an employee to settle tax withholding obligations. Cash used by financing activities for the first quarter of fiscal year 2007 reflect $2.9 million of proceeds from stock option exercises and the re-issuance of treasury stock, $1.5 million from the excess tax benefit received on stock options, offset by $14.2 million used to repurchase stock pursuant to a stock buyback program.

In order to develop, design, and manufacture new products, we have spent significant funds for this purpose during the past five years. We expect to continue to spend significant funds aimed at developing new products including the hiring of design and applications engineers and the purchase of test equipment. We intend to invest in those areas that have shown potential to be viable and profitable market opportunities. Certain of these expenditures, particularly the hiring of design engineers, do not generate significant financial returns in the short term. We plan to finance these expenditures with cash generated by operations.

A significant amount of our capital resources, and the related liquidity they represent, are held by our foreign subsidiaries. As of April 29, 2007, approximately $120.6 million of cash, cash equivalents, and short-term investments were held in Switzerland, compared to $108.7 million held in Switzerland as of January 28, 2007. Repatriation of these funds for use in domestic operations could have negative tax consequences.

Purchases of new capital equipment were made to expand our test capacity and support other engineering functions, including product design and qualification. These expenditures were funded from cash provided by operations and cash reserves.

Subsequent to the first quarter of fiscal year 2008, we entered into an accelerated stock repurchase agreement with Goldman Sachs whereby we paid approximately $150 million dollars from domestic cash in exchange for approximately 9.8 million shares of our common stock. See “Note 17: Subsequent Events” for additional information regarding this agreement.

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

Contractual Obligations

There were no material changes during the first quarter of fiscal year 2008. However, refer to “Note 17: Subsequent Events” for a discussion regarding the $150 million accelerated stock repurchase agreement that was entered into in May 2007 under which the Company could have an obligation to pay a purchase price adjustment in cash or in shares of its common stock.

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

Financial statements and the related reports of our independent public accountants, earnings press releases, and similar communications issued prior to July 20, 2006 should no longer be relied upon and have been superseded by the information contained in the Form 10-K/A for fiscal year 2006 filed on March 29, 2007 (“Form 10-K/A”) and reports filed with the SEC concurrently with and subsequent to the Form 10-K/A.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of market risks, such as the foreign exchange and interest rate risks that are detailed below. Many of the factors that can have an impact on our market risk are external to the company, and so we are unable to fully predict them.

For additional quantitative and qualitative disclosures about market risk affecting us, see item 7A of the Company’s Form 10K for fiscal year 2007 that ended on January 30, 2007.

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

Certain of our assets, including certain bank accounts and accounts receivable, exist in non U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non U.S. dollar-denominated currencies are principally the Euro, Swiss Francs and British Pounds Sterling. Additionally, certain of our current and long-term liabilities are denominated principally in Swiss Francs and British Pounds Sterling currency, which is also sensitive to foreign currency exchange rate fluctuations.

Substantially all of our foreign sales are denominated in United States dollars. Currency exchange fluctuations in countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

Interest Rate and Market Risk

As of April 29, 2007, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of April 29, 2007, we had $207.9 million of cash and cash equivalents and $156.6 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments.

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

Stock Market Risks

Subsequent to the first quarter of fiscal year 2008, we entered into an accelerated stock repurchase agreement with Goldman Sachs whereby we paid approximately $150 million dollars to Goldman Sachs in exchange for approximately 9.8 million shares of our common stock. See “Note 17: Subsequent Events” for additional information regarding the agreement under which we could have an obligation to pay a purchase price adjustment based on changes in the stock price during the program and regarding the steps taken to mitigate a portion of this risk .

ITEM 4.	Controls and Procedures

Disclosure Controls

We carried out, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information about legal proceedings is set forth in Note 13 to the Condensed Consolidated Financial Statements included in this quarterly report.

ITEM 1A.	Risk Factors

During the period covered by this quarterly report, the risk factors associated with our business have not significantly changed as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2007. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for a discussion of certain factors that may affect our future performance.

You should carefully consider and evaluate all of the information in this Form 10-Q and the risk factors set forth in our Form 10-K for the fiscal year ended January 28, 2007. The risks in the Form 10-K are not the only ones facing our Company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance, and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,”, “will” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described in our most recently filed Form 10-K, in our other filings with the SEC, and in material incorporated herein and therein by reference. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

The Company did not make any sales of unregistered securities during the first quarter of fiscal year 2008.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the first quarter of fiscal year 2008.

Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2007 (01/29/07—02/25/07)	—	—	—	50.3 million

March 2007 (02/26/07-03/25/07)	—	—	—	50.3 million

April 2007 (03/26/07-04/29/07)	—	—	—	50.3 million

(1)	In the first quarter of fiscal year 2005, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). In the second quarter of fiscal year 2006, the Company announced that it had exhausted the initial authorization and that its Board of Directors had approved an additional $50.0 million for the 2004 Program. In the second quarter of fiscal year 2007, the Company announced that its Board of Directors again had authorized increasing the existing buyback program by an additional $50.0 million, bringing the total authorized under the program to $150 million. The 2004 Program does not have an expiration date. No publicly announced plan or program of the Company for the purchase of shares expired during the period covered by the table.
(2)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors or shares surrendered to the Company to cover tax withholding upon vesting of restricted stock. Current and former employees and directors were prohibited from exercising stock options from June 15, 2006 until a short trading window was opened for employees (other than executive officers) in April 2007.

Subsequent to the first quarter of fiscal year 2008, we entered into an accelerated stock repurchase agreement whereby we paid approximately $150 million dollars to Goldman Sachs in exchange for approximately 9.8 million shares of our common stock. See “Note 17: Subsequent Events” for additional information regarding this agreement.

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

SEMTECH CORPORATION
Registrant

Date: June 8, 2007	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: June 8, 2007	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief Financial Officer