Form 10-Q
period 2007-07-29
SEMTECH CORP
filed 2007-09-07
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 29, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-6395

SEMTECH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2119684
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at August 31, 2007: 63,555,986

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JULY 29, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29 2007	July 30 2006	July 29 2007	July 30 2006
Net sales	$67,048	$64,921	$127,614	$130,864
Cost of sales	30,058	29,558	57,371	57,590

Gross profit	36,990	35,363	70,243	73,274

Operating costs and expenses:
Selling, general and administrative	17,943	17,512	36,124	32,636
Product development and engineering	10,581	10,189	20,586	20,891
Acquisition related items	275	275	551	640
Insurance related legal expenses	324	106	499	266

Total operating costs and expenses	29,123	28,082	57,760	54,433

Operating income	7,867	7,281	12,483	18,841

Interest and other income, net	3,542	3,161	9,257	6,083

Income before taxes	11,409	10,442	21,740	24,924
Provision for taxes	2,387	2,012	4,787	4,737

Net income	$9,022	$8,430	$16,953	$20,187

Earnings per share:
Basic	$0.13	$0.12	$0.24	$0.28
Diluted	$0.13	$0.11	$0.24	$0.27

Weighted-average number of shares:
Basic	66,984	72,291	69,687	72,433
Diluted	68,844	73,929	71,212	74,311

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	July 29 2007	January 28 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$179,736	$162,674
Temporary investments	25,945	125,979
Receivables, less allowances	29,170	25,588
Inventories	21,741	20,493
Deferred income taxes	3,646	3,495
Assets held for sale	63	8,222
Other current assets	10,461	9,476

Total current assets	270,762	355,927
Property, plant and equipment, net	36,655	40,573
Investments, maturities in excess of 1 year	28,715	49,827
Deferred income taxes	25,726	28,190
Goodwill	32,532	32,687
Other intangibles, net	3,732	4,284
Other assets	7,869	10,166

Total Assets	$405,991	$521,654

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,603	$9,909
Accrued liabilities	12,715	14,635
Income taxes payable	2,632	1,974
Deferred revenue	2,463	2,151
Deferred income taxes	1,480	1,500
Other current liabilities	—	315

Total current liabilities	31,893	30,484
Deferred income taxes	2,569	2,539
Other long-term liabilities	7,682	7,450
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 77,994,044 issued and 63,469,236 outstanding on July 29, 2007 and 77,061,426 issued and 72,304,877 outstanding on January 28,2007	783	774
Treasury stock, at cost, 14,524,808 shares as of July 29, 2007 and 4,756,549 shares as of January 28, 2007	(234,571)	(85,955)
Additional paid-in capital	332,004	315,972
Retained earnings	265,397	250,517
Accumulated other comprehensive income (loss)	234	(127)

Total stockholders’ equity	363,847	481,181

Total Liabilities and Stockholders’ Equity	$405,991	$521,654

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	July 29 2007	July 30 2006
Cash flows from operating activities:
Net income	$16,953	$20,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,491	5,659
Deferred income taxes	483	(1,949)
Stock-based compensation	6,576	8,471
Tax benefit on stock based compensation	2,935	5,810
Excess tax benefits	(2,883)	(1,529)
Gain on disposition of property, plant and equipment	(1,501)	(41)
Changes in assets and liabilities:
Accounts receivable	(3,582)	(2,417)
Inventories	(1,248)	(1,846)
Other assets	1,312	1,886
Accounts payable and accrued liabilities	458	1,824
Deferred revenue	312	111
Income taxes payable	658	1,782
Other liabilities	155	1,148

Net cash provided by operating activities	26,119	39,096
Cash flows from investing activities:
Purchase of available-for-sale investments	(90,300)	(104,757)
Proceeds from sales and maturities of available-for-sale investments	211,808	110,970
Proceeds on sale of assets	9,950	1,165
Additions to property, plant and equipment	(1,310)	(1,640)

Net cash provided by investing activities	130,148	5,738
Cash flows from financing activities:
Excess tax benefit received on stock options	2,883	1,529
Exercise of stock options	7,076	2,240
Purchase of common stock	(150,038)	(14,240)
Issuance of treasury stock	874	906
Other	—	(1)

Net cash used in financing activities	(139,205)	(9,566)
Effect of exchange rate changes on cash and cash equivalents	—	17

Net increase in cash and cash equivalents	17,062	35,285
Cash and cash equivalents at beginning of period	162,674	65,520

Cash and cash equivalents at end of period	$179,736	$100,805

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

Note 2: Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week quarter in 53-week years. The second quarters and first six months of fiscal years 2008 and 2007 each consisted of 13 weeks and 26 weeks, respectively.

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

Note 4: Accounting Changes

There have been no significant changes to the Company’s critical accounting policies during the quarter ended July 29, 2007.

Note 5: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 29 2007	July 30 2006	July 29 2007	July 30 2006
Net income	$9,022	$8,430	$16,953	$20,187

Change in net unrealized holding gain (loss) on available-for-sale investments	(127)	357	(361)	361
Gain (loss) for translation adjustment	2	13	—	18

Total comprehensive income	$8,897	$8,800	$16,592	$20,566

Note 6: Earnings Per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Net income	$9,022	$8,430	$16,953	$20,187

Weighted average common shares outstanding - basic	66,984	72,291	69,687	72,433
Dilutive effect of employee equity incentive plans	1,120	1,638	1,157	1,878
Dilutive effect of accelerated stock buyback	740	—	368	—

Weighted average common shares outstanding - diluted	68,844	73,929	71,212	74,311

Basic earnings per common share	$0.13	$0.12	$0.24	$0.28
Diluted earnings per common share	$0.13	$0.11	$0.24	$0.27

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporate the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock. The weighted-average number of shares used to compute basic earnings per share in the second quarters of fiscal years 2008 and 2007 was approximately 67.0 million and 72.3 million, respectively. The weighted-average number of shares used to compute diluted earnings per share in the second quarters of fiscal years 2008 and 2007 was approximately 68.8 million and 73.9 million, respectively. The weighted-average number of shares used to compute basic earnings per share in the first six months of fiscal years 2008 and 2007 was approximately 69.7 million and 72.4 million, respectively. The weighted-average number of shares used to compute diluted earnings per share in the first six months of fiscal years 2008 and 2007 was approximately 71.2 million and 74.3 million, respectively.

Options to purchase approximately 7.1 million shares and 8.7 million shares, respectively, were not included in the computation of the second quarters of fiscal years 2008 and 2007 diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 7.7 million shares and 7.9 million shares, respectively, were not included in the computation of the first six months of fiscal years 2008 and 2007 diluted net income per share because such options were considered anti-dilutive.

Note 7: Stock Based Compensation

Overview. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services.

Share-based Payment Arrangements. The Company has various equity award plans (Plans) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of July 29, 2007, the Company has granted stock option awards (“Options”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms. For awards classified as equity, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s or director’s requisite service period. For awards classified as liabilities, stock based compensation cost is measured at fair value at each reporting date until the date of settlement, and is recognized as an expense over the employee or director’s requisite service period.

The Company uses the Black-Scholes pricing model to value Options. Expected volatilities are based on historical volatility using daily and monthly stock price observations. For option grants made after January 30, 2006, the Company uses an expected life equal to the midpoint between the vesting date and the date of contractual expiration of the options, as permitted by the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 107. For option grants issued before January 30, 2006, the Company had used a consistent 5-year expected life assumption. The Company has not historically paid a cash dividend and the Board of Directors has not indicated an intent to declare a cash dividend in the foreseeable future. Accordingly, a dividend yield of zero has been assumed for purposes of estimating the fair value of Options. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant. The estimated fair value of the Options is amortized to expense using the straight-line method over the vesting period.

Assumptions in Determining Fair Value of Options

	Three Months Ended		Six Months Ended
	July 29 2007	July 30 2006	July 29 2007	July 30 2006
Expected lives, in years	4.09 - 4.85	4.36 - 4.85	4.09 - 4.85	4.36 - 4.85
Estimated volatility	56% - 59%	55% - 59%	56% - 59%	53% - 59%
Dividend yield	—	—	—	—
Risk-free interest rate	4.7% - 4.9%	4.6% - 4.9%	4.7% - 4.9%	4.6% - 4.9%
Weighted -average fair value on grant date of options granted	$15.90	$7.76	$15.90	$9.27

The estimated fair value of restricted stock (RSA and RSU) awards was calculated based on the market price of the Company’s common stock on the date of grant. Some RSU awards made during the second quarter of fiscal year 2008 are classified as liabilities rather than equity. For awards classified as liabilities, the cost of these awards was re-measured on July 29, 2007.

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Consolidated Condensed Statements of Income for the quarter and six months ended July 29, 2007 and July 30, 2006, respectively,:

Allocation of Stock-based Compensation

(in thousands)	Three Months Ended		Six Months Ended
	July 29 2007	July 30 2006	July 29 2007	July 30 2006
Cost of sales	$187	$372	$497	$506
Selling, general and administrative	2,662	2,763	4,092	5,422
Product development and engineering	1,101	1,072	1,835	2,260

Stock-based compensation, pre-tax	$3,950	$4,207	$6,424	$8,188
Net change in stock-based compensation captitalized into inventory	$192	$(15)	$152	$283

Total stock-based compensation	$4,142	$4,192	$6,576	$8,471

Impact of Stock-based Compensation

(in thousands)	Three Months Ended		Six Months Ended
	July 29 2007	July 30 2006	July 29 2007	July 30 2006
Stock-based compensation	$3,950	$4,207	$6,424	$8,188
Associated tax effect	(1,158)	(1,253)	(1,863)	(2,344)

Net effect on net income	$2,792	$2,954	$4,561	$5,844

Effect on earnings per share -
Basic	$0.04	$0.04	$0.07	$0.08
Diluted	$0.04	$0.04	$0.06	$0.08
Weighted average number of shares -
Basic	66,984	72,291	69,687	72,433
Diluted	68,844	73,929	71,212	74,311

For the three month periods ended July 29, 2007 and July 30, 2006, the tax benefit realized from option exercise activity was $1.9 million and $0.1 million, respectively. The tax benefit realized from option exercise activity for the six month periods ended July 29, 2007 and July 30, 2006 was $3.1 million and $1.4 million, respectively.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period. A summary of the activity for stock option awards in the three months and six months ended July 29, 2007 is presented below:

Information regarding outstanding stock option awards

(in thousands, except for per share price)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation
January 29, 2007	13,393
Grants	—	$—
Exercises	(395)		$2,915.2
Cancellations and forfeitures	(2,814)

April 29, 2007	10,184			$16,683.1
Grants	2,516	$16.16
Exercises	(586)		$4,685.1
Cancellations and forfeitures	(313)

July 29, 2007	11,801			$32,180.5

(1)	Represents the difference between the exercise price and the value of Semtech stock at the time of exercise.

Performance Unit Awards. In the second quarter of fiscal year 2008, the Company granted performance vested RSU’s to select employees. These awards have a performance condition in addition to a service condition. The performance condition relates generally to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of units that can be earned in the aggregate is 350,000. In this scenario, the maximum number of shares that could be issued thereunder would be 175,000; additionally, the Company would have a liability equal to the value of 175,000 shares on the settlement date, which would be settled in cash. At July 29, 2007, the number of these units expected to vest, which includes a factor for forfeitures and a current assessment of the likelihood of meeting the performance measures, was approximately 143,260. The following table summarizes performance unit award activity during the second quarter of fiscal year 2008:

Information regarding outstanding performance unit awards

	Total Units	Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per share)	Aggregate Unrecognized Compensation Cost
(in thousands, except for per share price)		Units	Units	Recorded Liability
April 29, 2007	—	—	—	—		$—
Granted	175	88	87		$16.14
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Change in Liability				107.1

July 29, 2007	175	88	87	$107.1		$2,699.2

Restricted Stock Awards. In the second quarter of fiscal year 2008, the Company granted restricted stock awards to select employees. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period. A summary of the activity for restricted stock awards in the three months and six months ended July 29, 2007 is presented below:

Information regarding outstanding restricted stock awards

(in thousands, except per share price)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (2)	Aggregate Unrecognized Compensation Cost
January 29, 2007	100
Granted	—	—
Vested	(25)		332
Forfeited	—		—

April 29, 2007	75			$1,313.5
Granted	599	$16.14
Vested	(6)		106
Forfeited	(2)		—

July 29, 2007	666			$10,396.8

(2)	Represents the value of Semtech stock on the date that the restricted stock units vested.

Stock Unit Awards. In the second quarter of fiscal year 2008, the Company issued, for the first time, stock unit awards to non-employee directors. These RSU’s are accounted for as liabilities because they are cash settled. The value of these awards is remeasured at each reporting period until settlement and the pro-rata vested portion of the award is recognized as a liability. The following table summarizes stock unit awards activity for the three month period ended July 29, 2007:

Information regarding outstanding stock unit awards

(in thousands, except per share data)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per share)	Aggregate Unrecognized Compensation Cost
April 29, 2007	—	—		—
Granted	32		$17.61
Vested	—
Forfeited	—
Change in Liability		44.5

July 29, 2007	32	—		$515.5

Note 8: Stock Repurchase Program and Accelerated Stock Buyback Program; Treasury Shares

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

As of July 29, 2007, the Company had repurchased 5.4 million shares of its common stock at a cost of $99.7 million under this program. Of the repurchased shares, 1.2 million have been reissued as a result of stock option exercises; the remainder is being held as treasury shares.

On May 30, 2007, the Company announced that its Board of Directors approved an accelerated stock repurchase program and entered into an accelerated stock repurchase agreement (the “Agreement”) with Goldman, Sachs & Co (“Goldman Sachs”). The Agreement, supplemental to the Company’s existing stock repurchase program, provides for the repurchase of $150 million of the Company’s outstanding common stock, subject to certain purchase price adjustments.

Goldman Sachs delivered 9,836,066 shares to the Company in June 2007 and is expected to cover the borrowed shares by making open market purchases of the Company’s common stock during the course of the program. The final purchase price will be based on the volume weighted average share price of the Company’s common stock (the “VWAP price”) from the end of an initial period (which lasted approximately one month) to the end of the program. The program will end on any day of Goldman Sachs’ choosing starting approximately four months and ending approximately thirteen months after the date the agreement was signed. At program termination, the Company is expected to either receive from or pay to Goldman Sachs a purchase price adjustment based on such VWAP price, which amount may be paid in cash or shares.

Approximately one third of the repurchased shares are subject to a collar provision that establishes the minimum and maximum purchase price adjustments that the Company may receive or pay at program termination in respect of the collared shares. These minimum and maximum adjustments will be based on the VWAP price during the initial period. The remaining approximately two-thirds of the repurchased shares are not subject to the collar provision.

The initial purchase price was funded with the Company’s existing domestic cash. The Company currently intends to hold the repurchased shares as treasury stock. The outstanding shares used to calculate earnings per share were immediately reduced by the number of shares repurchased. Some of the treasury shares are expected to be reissued in the future as a result of stock option exercises.

Note 9: Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. As of July 29, 2007, the Company had $25.9 million of temporary investments and $28.7 million of long-term investments. As of January 28, 2007, the Company had $126.0 million of temporary investments and $49.8 million of long-term investments. Certain short-term, highly liquid investments, namely money-market accounts are accounted for as cash and cash equivalents.

The Company classifies its investments as “available for sale” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by a limited number of outside professional managers subject to investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.

As a result of changes in the market value of investments, the Company included $127,000 of unrealized loss and $357,000 of unrealized gain, net of tax, in comprehensive income for the second quarters of fiscal year 2008 and 2007, respectively. The tax associated with these comprehensive income items were expense of $88,000 and $239,000 in the second quarter of fiscal years 2008 and 2007, respectively. The Company included $361,000 of unrealized loss and $361,000 of unrealized gain, net of tax, in comprehensive income for the first six months of fiscal years 2008 and 2007, respectively. The tax associated with these comprehensive income items were expense of $246,000 and expense of $242,000 in the first six months of fiscal year 2008 and 2007, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and cost basis with the difference between these amounts booked as part of comprehensive income:

Investments (in thousands)

	July 29, 2007			January 28, 2007
	Market Value	Cost Basis	Unrealized Loss	Market Value	Cost Basis	Unrealized Loss
U.S. government issues	$17,964	$18,200	$(236)	$31,795	$32,200	$(405)
State and local government issues	—	—	—	15,100	15,100	—
Corporate issues	36,696	36,816	(120)	128,911	129,474	(563)

Investments	$54,660	$55,016	$(356)	$175,806	$176,774	$(968)

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

Investment maturities (in thousands)

	July 29, 2007		January 28, 2007
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$25,945	$26,005	$125,979	$126,678
After 1 year through 5 years	28,715	29,011	49,827	50,096

	$54,660	$55,016	$175,806	$176,774

Investments and interest from cash and cash equivalents generated interest income of $3.3 million and $3.2 million in the second quarters of fiscal years 2008 and 2007, respectively and interest income of $7.6 million and $5.8 million in the first six months of fiscal years 2008 and 2007, respectively.

Note 10: Inventories

Inventories (in thousands):

	July 29 2007	January 28 2007
Raw materials	$1,478	$2,723
Work in process	12,837	11,410
Finished goods	7,426	6,360

	$21,741	$20,493

Note 11: Assets Held for Sale

In the fourth quarter of fiscal year 2007, the Company entered into a contract to sell a parcel of land in San Diego, California that was purchased in fiscal year 2001 and the Company reclassified the net book value of the land to “Held for Sale” status in its financial statements, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The sale was completed in the first quarter of fiscal year 2008 resulting in a net gain of approximately $1.3 million. The gain on the sale is classified in the line item “Interest and other income, net” in the Consolidated Condensed Statement of Income for the six months ended July 29, 2007.

In the second quarter of fiscal year 2008, the Company made plans to dispose of underutilized equipment. The Company expects that the final sale and disposal of the assets will be completed in the third quarter of fiscal year 2008. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the Company recorded an impairment loss of $110,000, which represents the excess of the carrying values of the assets over their fair values, less cost to sell. The impairment loss was recorded within the Interest and other income section of in the Income Statement for the quarter ended July 29, 2007. The carrying value of these assets is separately presented in the Balance Sheet under the caption “Assets held for sale.” No depreciation is recorded for assets classified as held for sale.

Note 12: Intangible Assets

The goodwill associated with the purchase of XEMICS, the subsidiary now know as Semtech Neuchatel, was $32.5 million as of July 29, 2007 and $32.7 million as of January 28, 2007, an insignificant amount of which is expected to be deductible for tax purposes. Presented below is a summary of the impact of changes to goodwill since the date of acquisition.

(in thousands)	Beginning balance on date of acquisition	Adjustments to date	Balance as of July 29, 2007
Goodwill	$32,941	$(409)	$32,532

There was $275,000 and $275,000 of expense in the second quarter of fiscal years 2008 and 2007, respectively, and $ 551,000 and $640,000 of expense in the first six months of fiscal years 2008 and 2007, respectively, for amortization of intangible items associated with the acquisition of XEMICS. The remaining $3.7 million balance of other intangible items, as detailed below, will be amortized over future periods. No significant residual value is expected. There are no tax-related benefits from these acquisition related costs.

Other intangibles (in thousands)

	Beginning balance on date of acquisition	Amortization to date	Balance as of July 29, 2007	Remaining period to be amortized
Core technologies	6,000	(2,273)	3,727	47 months
Customer relationships	30	(25)	5	11 months

Other Intangibles	$6,030	$(2,298)	$3,732

Note 13: Commitments and Contingencies

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan for the second quarter of fiscal years 2008 and 2007 totaled approximately $142,000 and $162,000, respectively. Compensation expenses under this plan, net of forfeitures, for the first six months of fiscal year 2008 and 2007 totaled $277,000 and $6,000, respectively. The Company received a credit of approximately $333,000 in the first quarter of fiscal year 2007 as a result of previously accrued compensation expense under the plan that was forfeited as a result of termination of certain plan participants.

The Company’s liability for deferred compensation totaled $7.1 million as of July 29, 2007 and $6.6 million as of January 28, 2007, and is included in other long-term liabilities. The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This Company-owned life insurance is intended to cover a majority of the costs of the deferred compensation plan. The cash surrender value of the company-owned life insurance was $6.7 million as of July 29, 2007 and $6.4 million as of January 28, 2007, and is included in other assets.

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

Some of the Company’s more significant pending legal matters are discussed below:

Government Inquiries

In 2006, the Company received a letter from the SEC requesting that it voluntarily provide information regarding stock options granted since 1997 as part of an informal inquiry. At about the same time, the Company received a Grand Jury subpoena from the United States District Court, Southern District of New York, requesting documents relating to the Company’s stock option practices since 1996. The Company responded to these requests in a timely manner and intends to continue to fully cooperate in these inquiries. The filing of our restated financial statements in March 2007 did not resolve these matters.

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

A Special Litigation Committee of the Board has determined it is not in the interests of shareholders or the Company to pursue the claims in the cases described above and that the Company should seek to have these suits terminated. The Company has filed a motion to terminate the Federal Derivative Litigation.

The Company is unable to predict the outcome of these matters at this time.

Class Action Lawsuit

In August 2007, a purported class action lawsuit was filed against the Company and certain current and former officers on behalf of persons who purchased or acquired Semtech securities from September 11, 2002 until July 19, 2006. The case, filed in Federal Court in the Southern District of New York, alleges violations of Federal securities laws in connection with the Company’s past stock option practices. Plaintiffs demand a jury trial but make no specific monetary demand. The Company has not yet responded to the complaint.

Settled Customer Dispute and Related Insurance Matters

In fiscal years 2004 and 2005, the Company paid a customer $12 million to resolve a dispute regarding a product. The Company is vigorously pursuing insurance coverage for the full value of the settlement and filed lawsuits against three of its insurance companies.

Settlement was reached with two of the insurance companies in fiscal year 2006. A $3.0 million gain recorded for these insurance settlements in fiscal year 2006 was offset by $2.9 million of related legal expenses incurred in that year. For additional information regarding the insurance settlements, see the Form 8-K’s filed by the Company on July 7, 2005 and July 19, 2005 and Exhibit 10.1 to the Form 10-Q filed by the Company on September 9, 2005.

The case against the remaining insurance company is still pending but no trial date has been set. The Company is unable to predict if settlement will be reached prior to trial. There is no assurance that the Company will prevail at trial or that the insurance company will not appeal if the Company does prevail. Legal fees and expenses related to pursuit of the insurance recovery have been, and will continue to be, expensed in the period incurred. The legal fees and expenses for the second quarters and first six months of fiscal years 2008 and 2007 are set forth in the Consolidated Condensed Statements of Income as a separate line item titled “Insurance related legal expenses.” If the settlement amount or amount awarded at trial is less than the Company seeks, if the Company fails to prevail at trial, or if the Company or insurance company appeals the decision, total legal expenses associated with the litigation since its inception may exceed the amount recovered from the insurance companies.

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

Stockholder Protection Agreement

Effective June 11, 1998, the Company’s board of directors approved a Stockholder Protection Agreement to issue a Right for each share of common stock outstanding on July 31, 1998 and each share issued thereafter (subject to certain limitations). These Rights, if not cancelled by the Board of Directors, can be exercised into a certain number of Series X Junior Participating Preferred Stock after a person or group of affiliated persons acquire 25% or more of the Company’s common stock and subsequently allow the holder to receive certain additional Company or acquirer common stock if the Company is acquired in a hostile takeover. The Rights expire on July 30, 2008.

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

The following table details the change in the product warranty accrual.

Product Warranty Accrual (in thousands)

	Three Months Ended		Six Months Ended
	July 29 2007	July 30 2006	July 29 2007	July 30 2006
Beginning balance	$50	$50	$50	$50
Payments made	—	—	—	—
Net expense accrued	—	—	—	—

Ending balance	$50	$50	$50	$50

If there is a substantial increase in the rate of customer claims, if the Company’s estimates of probable losses relating to identified warranty exposures prove inaccurate, or its efforts to contractually limit liability prove inadequate, the Company may record a charge against future cost of sales. Over at least the last decade, warranty expense has been immaterial to our financial statements.

Indemnification

In the normal course of its business, the Company indemnifies other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise under contracts under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights, and certain environmental matters. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. Accordingly, the Company has not accrued any amounts for such indemnification obligations in the first six months of fiscal year 2008.

The Company has also entered into agreements with its current and former directors and some current and former Company executives indemnifying them against certain liabilities incurred in connection with their duties. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s current and former directors and employees, as does the California Labor Code. In some cases there are limits on, and exceptions to, the Company’s potential indemnification liability. Prior to fiscal year 2007, the Company had not incurred any significant expense as a result of agreements of this type for at least a decade. In fiscal year 2007, in conjunction with a review of its historical stock option practices, the Company incurred $500,000 of expense by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. In the second quarter of fiscal year 2008, the Company advanced an additional $314,000 of expenses related to these matters. For the first six months of fiscal year 2008, the Company advanced $636,000. All such advances are subject to an undertaking to repay the funds to the Company in certain circumstances. The Company expects to continue to incur significant expense in connection with such advances related to the Government inquiries, the derivative and class action litigation discussed above, and other matters associated with or stemming from the circumstances underlying the March 2007 restatement of its historical financial statements to correct stock option accounting (“restatement”). The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements with respect to other matters.

Note 14: Taxes

Effective at the beginning of the first quarter of fiscal year 2008, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Upon adoption and the conclusion of the initial evaluation of our uncertain tax positions (UTP) under FIN 48, the Company recorded a cumulative increase in the liability for UTP by $2.1 million which was accounted for as a debit to retained earnings. At January 29, 2007, the total liability for UTP recorded in our balance sheet was $4.8 million. Because these UTP predominantly impact carryforward tax attributes, the UTP liability is recorded as a credit to non-current deferred tax assets. During the second quarter of fiscal 2008, the liability for UTP increased by approximately $190,000. For the first six months of fiscal year 2008, the UTP liability increased by approximately $326,000.

Included in the balance of unrecognized tax benefits at July 29, 2007, are $5.1 million of tax benefits that, if recognized, would impact the effective tax rate. With regard to the unrecognized tax benefits at July 29, 2007, the Company does not believe that it is reasonably possible that any portion of the unrecognized tax benefits will be recognized in the next twelve months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the Consolidated Condensed Statements of Income. As of the date of adoption of FIN 48, the Company had approximately $96,000 accrued for the payment of interest and penalties. No accrual for the payment of interest and penalties was recorded in the first six months of fiscal year 2008.

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

Net Sales (in thousands)

	Three Months Ended		Six Months Ended
	July 29 2007	July 30 2006	July 29 2007	July 30 2006
Standard Semiconductor Products	$60,861	$60,955	$116,359	$123,362
Rectifier, Assembly and Other Products	6,187	3,966	11,255	7,502

Net Sales	$67,048	$64,921	$127,614	$130,864

Operating Income (in thousands)

	Three Months Ended		Six Months Ended
	July 29 2007	July 30 2006	July 29 2007	July 30 2006
Standard Semiconductor Products	$5,370	$6,041	$8,574	$16,681
Rectifier, Assembly and Other Products	2,497	1,240	3,909	2,160

Total Operating Income	$7,867	$7,281	$12,483	$18,841

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

Included in operating income in the second quarter of fiscal years 2008 and 2007 for the Standard Semiconductor Products segment is $ 349,000 and $2.2 million, respectively, of expense associated with the investigation into the Company’s historical stock option practices. For the first six months of fiscal years 2008 and 2007, the Standard Semiconductor Products segment incurred $2.3 million and $2.2 million, respectively, of expense associated with the investigation into the Company’s historical stock option practices.

Included in operating income for the Standard Semiconductor Products segment for the second quarters of fiscal year 2008 and 2007 are legal fees incurred by the Company in suing insurance companies to recover amounts associated with the resolution of a past customer dispute.

One end-customer that is a leading manufacturer of cellular phones and consumer equipment, and that buys products directly from the Company, accounted for approximately 13% of net sales in the second quarter of fiscal year 2008. No end-customer accounted for over 10% or more of net sales in the second quarter of fiscal year 2007. One of our Asian distributors accounted for approximately 16% of net sales in the second quarter of fiscal year 2008 and 11% of net sales in the second quarter of fiscal year 2007.

As of July 29, 2007, one end-customer that is a leading manufacturer of cellular phones and consumer equipment, and that buys products directly from the Company, accounted for approximately 13% of net accounts receivable and one of the Company’s Asian distributors accounted for approximately 12% of net accounts receivable. As of July 30, 2006, the same Asian distributor accounted for approximately 12% of net accounts receivable. Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Sales by Region (% of net sales)

	Three Months Ended		Six Months Ended
	July 29 2007	July 30 2006	July 29 2007	July 30 2006
Domestic	19%	24%	20%	23%
Asia-Pacific	66%	63%	65%	64%
Europe	15%	13%	15%	13%

Total	100%	100%	100%	100%

Long-lived assets located within the United States as of July 29, 2007 and January 28, 2007 were approximately $21.4 million and $31.6 million, respectively. The reduction in long-lived assets was impacted primarily by the disposal of undeveloped land located in San Diego, California. Long-lived assets located outside the United States as of July 29, 2007 and January 28, 2007 was approximately $15.3 million and $17.2 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers. The Company has consigned certain equipment to a foundry and a packaging and test subcontractor based in China to support its specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into the Company’s long-term pricing arrangement with the foundry for any reserved wafers it may purchase. The Company has also installed its own test equipment at some of its packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

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

Note 16: Matters Related to Historical Stock Option Practices

During the second quarters of fiscal year 2008 and 2007, the Company incurred approximately $875,000 and $2.3 million, respectively, of expenses for legal, accounting, tax and other professional services in connection with the government inquiries, the preparation of the restated financial statements, the related derivative litigation, and other matters associated with or stemming from the restatement and its underlying circumstances. These expenses in the second quarters of fiscal year 2008 and 2007 include approximately $314,000 and $12,000, respectively, for claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. These advances are subject to an undertaking to repay the funds to the Company in certain circumstances. See Note 13 for additional information regarding indemnification.

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

In addition to regarding forward-looking statements with caution, you should consider that the preparation of financial statements requires us to draw conclusions and make interpretations, judgments, assumptions and estimates with respect to factual, legal, and accounting matters. Different conclusions, interpretations, judgments, assumptions, or estimates could result in materially different results. See Note 1 to the financial statements included in this Form 10-Q.

Overview

We design, produce and market a broad range of products that are sold principally to customers in the computer, communications and industrial markets for a wide variety of end applications. Computer end market applications include notebook and desktop computers, computer graphics, and personal digital assistants (PDAs). Products within the communications market include products for set-top boxes, local area networks, metro and wide area networks, cellular phones and base stations. Industrial and other applications include automated test equipment (ATE), power supplies, hearing aids and other medical devices, and meter reading and factory automation systems. Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel, Apple, Cisco, Compal Electronics, Dell, Hewlett Packard, IBM, Intel, LG Electronics, Motorola, Phonak, Quanta Computer, Samsung, Siemens, Sony and Unisys.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the second quarter of fiscal year 2008 were 36% of net sales. The remaining 64% of net sales were made through independent distributors.

We operate our business based on two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. We do not track balance sheet items by individual reportable segments. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our power management, protection, test and measurement, advanced communications, wireless and sensing, and human input device product lines. The Rectifier, Assembly and Other Products segment includes our line of assembly and rectifier devices, which are the remaining products from our founding as a supplier into the military and aerospace market.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines, Germany, Singapore and Thailand. During the second quarter of fiscal year 2008, approximately 40% of our silicon, in terms of cost of finished wafers purchased, was manufactured in China. Foreign sales for the second quarter of fiscal year 2008 constituted approximately 81% of our net sales. Approximately 81% of foreign sales are to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Critical Accounting Policies and Estimates

During the second quarter of fiscal year 2008, other than the adoption of FIN 48 noted below, there have been no significant changes to our critical accounting policies as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year 2007 that ended on January 28, 2007.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated condensed financial statements:

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. We classify our investments as “available for sale” because we expect to possibly sell some securities prior to maturity. We include any unrealized gain or loss, net of tax, in comprehensive income, as detailed in Note 5 (Comprehensive Income) to the unaudited financial statements included in this Form 10-Q.

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. We defer revenue recognition on shipment of products to certain customers, principally distributors, where return privileges exist until these products are sold through to end-users or the return privilege lapses. The estimated deferred gross margins on these sales, where there are no outstanding receivables, are recorded on the balance sheet under the heading of “Deferred Revenue.” We record a provision for estimated sales returns in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

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

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 29 2007	July 30 2006	July 29 2007	July 30 2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	44.8%	45.5%	45.0%	44.0%

Gross Profit	55.2%	54.5%	55.0%	56.0%
Operating costs and expenses:
Selling, general & administrative	26.8%	27.0%	28.3%	24.9%
Product development & engineering	15.8%	15.7%	16.1%	16.0%
Acquisition related write-offs and amortization	0.4%	0.4%	0.4%	0.5%
Insurance related legal expenses/(settlements)	0.5%	0.2%	0.4%	0.2%

Total operating costs and expenses	43.4%	43.3%	45.3%	41.6%

Operating income	11.7%	11.2%	9.8%	14.4%
Interest and other income, net	5.3%	4.9%	7.3%	4.6%

Income before taxes	17.0%	16.1%	17.1%	19.0%
Provision for taxes	3.6%	3.1%	3.8%	3.6%

Net income	13.5%	13.0%	13.3%	15.4%

Comparison of the Three Months Ended July 29, 2007 and July 30, 2006

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The second quarters of fiscal years 2008 and 2007 were each made up of 13 weeks.

Net Sales. Net sales for the second quarter of fiscal year 2008 were $67.0 million, an increase of 3% compared to $64.9 million for the second quarter of fiscal year 2007. Revenue growth was driven by end application demand for our power products sold into cellular phone and mobile computing applications, continued strength in protection device sales into a diverse section of end markets and robust discrete device sales into the industrial and military market segment. This strength was offset by weak sales into the ATE end-market.

Our estimates of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Three Months Ended
	July 29 2007	July 30 2006
Computer	22%	24%
Communications	36%	38%
Industrial/Other	42%	38%

Total	100%	100%

Standard Semiconductor Products represented 91% of net sales in the second quarter of fiscal year 2008, while 9% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 94% of net sales in the second quarter of fiscal year 2007 and Rectifier, Assembly and Other Products’ sales were 6%. Sales of Standard Semiconductor Products remained flat in the second quarter of fiscal year 2008 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “industrial/other”), increased 56% in the second quarter of fiscal year 2008, as compared to the prior year period, due to continued surge in demand from specific industrial and military customers. These products are older technology products and have a very limited customer base.

Net Sales by Reportable Segment

(in thousands)

	Three Months Ended		Three Months Ended
	July 29 2007		July 30 2006		Change
Standard Semiconductor Products	$60,861	91%	$60,955	94%	0%
Rectifier, Assembly and Other Products	$6,187	9%	$3,966	6%	56%

Net sales	$67,048	100%	$64,921	100%	3%

Gross Profit. Gross profit for the second quarter of fiscal year 2008 was $37.0 million, compared to $35.4 million for the prior year period. The increase in gross profit was driven by a 3% increase in sales and an increase in overall gross margins from 54% in the prior year’s second quarter to 55% in the second quarter of fiscal year 2008.

The improvement in gross margins was largely related to the increase in total sales for the corporation coupled with lower inventory reserve requirements in the second quarter of fiscal year 2008 for excess and obsolete inventories relating to power management products. The higher levels of reserves for excess and obsolete inventories in prior periods related to inventory builds in support of customer platforms, primarily within the power management group, that never materialized. In the second quarter of fiscal year 2008, inventory levels were better aligned with customer demand, resulting in a significantly lower charge to reserves.

Operating Costs and Expenses. Operating costs and expenses were $29.1 million, or 43% of net sales in the second quarter of fiscal year 2008. Operating costs and expenses for the second quarter of fiscal year 2007 were $28.1 million, or 43% of net sales. Operating costs and expenses in the second quarters of fiscal year 2008 and fiscal year 2007 were impacted by $3.9 million and $4.2 million of pre-tax expense, respectively, associated with stock-based compensation.

Operating Costs and Expenses

(in thousands)

	Three Months Ended		Three Months Ended
	July 29 2007		July 30 2006		Change
Selling, general and administrative	$17,943	62%	$17,512	62%	2%
Product development and engineering	10,581	36%	10,189	36%	4%
Acquisition related costs	275	1%	275	1%	0%
Insurance related legal costs	324	1%	106	1%	206%

Total operating costs and expenses	$29,123	100%	$28,082	100%	4%

Operating Income. Operating income was $7.9 million in the second quarter of fiscal year 2008, compared to $7.3 million in the second quarter of fiscal year 2007. Operating income was unfavorably impacted by relatively flat gross margins on higher net sales and a 4% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Three Months Ended		Three Months Ended
	July 29 2007		July 30 2006		Change
Standard Semiconductor Products	$5,370	68%	$6,041	83%	-11%
Rectifier, Assembly and Other Products	$2,497	32%	$1,240	17%	101%

Total operating income	$7,867	100%	$7,281	100%	8%

Operating income in the second quarter of fiscal year 2008 for the Standard Semiconductor Products segment declined from the second quarter of fiscal year 2007 as a result of flat net sales, flat gross margins and slightly higher operating expenses. In the second quarter of fiscal year 2008, the Rectifier, Assembly and Other Products segment realized operating margins in excess of our corporate average as a result of substantially higher net sales, improved gross margins driven by better absorption of fixed manufacturing expenses, and greater leverage on operating expenses.

Interest and Other Income, Net. Net interest and other income was $3.5 million in the second quarter of fiscal year 2008. Interest and other income, net includes interest income from investments and other items. It also includes the impact of changes in the value of foreign currencies held. Net interest and other income in the second quarter of fiscal year 2007 was $3.2 million. The increase is primarily attributable to interest income increasing from $3.2 million in the second quarter of fiscal year 2007 to $3.3 million in the second quarter of fiscal year 2008.

Provision for Taxes. Provision for income taxes was $2.4 million for the second quarter of fiscal year 2008, compared to $2.0 million in the second quarter of fiscal year 2007. The effective tax rate for the second quarter of fiscal year 2008 was 21% and for the second quarter of fiscal year 2007 was 20%. There are several factors that can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors. In the second quarter of fiscal year 2008, the increase in the effective tax rate was impacted mostly by a substantial increase in earnings subject to taxation in both the U.S. and a foreign jurisdiction.

Comparison of the Six Months Ended July 29, 2007 and July 30, 2006

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first six months of fiscal years 2008 and 2007 were each made up of 26 weeks.

Net Sales. Net sales for the first six months of fiscal year 2008 were $127.6 million, a decrease of 2% compared to $130.9 million for the first six months of fiscal year 2007. The decrease in sales in the comparable period was driven by an overall decline in power management sales largely into computer and cell phone applications in addition to weakness of sales into the ATE end-market. Offsetting some of these declines was a modest recovery of power management sales into the cellular phone and mobile computing applications, sales in protection devices sold into a diverse cross section of end markets and discrete devices servicing the industrial and military market segments.

Our estimate of sales by major end-markets is detailed below:

End-Market

(% of net sales)

	Six Months Ended
	July 29 2007	July 30 2006
Computer	21%	24%
Communications	39%	39%
Industrial/Other	40%	37%

Total	100%	100%

Standard Semiconductor Products represented 91% of net sales in the first six months of fiscal year 2008, while 9% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 94% of net sales in the first six months of fiscal year 2007 and Rectifier, Assembly and Other Products’ sales were 6%. Sales of Standard Semiconductor Products decreased 6% in the first six months of fiscal year 2008 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 50% in the first six months of fiscal year 2008 as compared to the prior year period.

Net Sales by Reportable Segment

(in thousands)

	Six Months Ended		Six Months Ended
	July 29 2007		July 30 2006		Change
Standard Semiconductor Products	$116,359	91%	$123,362	94%	-6%
Rectifier, Assembly and Other Products	$11,255	9%	$7,502	6%	50%

Net sales	$127,614	100%	$130,864	100%	-2%

Gross profit for the first six months of fiscal year 2008 was $70.2 million, compared to $73.3 million for the fist six months of fiscal year 2007. The decline in gross profit was negatively impacted by lower sales and declines in the average selling prices of our parts in the comparable periods. This was somewhat offset by a reduction in reserves taken in the first six months of fiscal year 2008 for excess and obsolete inventory for power management products. The higher levels of reserves for excess and obsolete inventories in prior periods related to inventory builds in support of customer platforms that never materialized. In the second quarter of fiscal year 2008, inventory levels were better aligned with customer demand, resulting in a significantly lower charge to reserves.

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

Operating Costs and Expenses. Operating costs and expenses for the first six months of fiscal year 2008 were $57.8 million or 45% of net sales compared to $54.4 million or 42% of net sales for the first six months of fiscal year 2007. Operating costs and expenses for the first six months of fiscal year 2008 and fiscal year 2007 were impacted by $6.4 million of pre-tax expense and $8.1 million of pre-tax expense, respectively, associated with stock-based compensation.

Operating Costs and Expenses

(in thousands)

	Six Months Ended		Six Months Ended
	July 29 2007		July 30 2006		Change
Selling, general and administrative	$36,124	62%	$32,636	60%	11%
Product development and engineering	20,586	36%	20,891	38%	-1%
Acquisition related costs	551	1%	640	1%	-14%
Insurance related legal costs	499	1%	266	1%	88%

Total operating costs and expenses	$57,760	100%	$54,433	100%	6%

Operating Income. Operating income was $12.5 million in the first six months of fiscal year 2008, down from operating income of $18.8 million in the first six months of fiscal year 2007. Operating income was unfavorably impacted by a 2% decrease in net sales and an unfavorable increase of 6% in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Six Months Ended		Six Months Ended
	July 29 2007		July 30 2006		Change
Standard Semiconductor Products	$8,574	69%	$16,681	89%	-49%
Rectifier, Assembly and Other Products	$3,909	31%	$2,160	11%	81%

Total operating income	$12,483	100%	$18,841	100%	-34%

For the first six months of fiscal year 2008, operating income for the Standard Semiconductor Products segment declined due to lower sales, lower gross margins and higher operating expenses.

Interest and Other Income, Net. Net interest and other income was $9.3 million in the first six months of fiscal year 2008. Net interest and other income in the first six months of fiscal year 2007 was $6.1 million.

Interest and other income, net includes interest income from investments and other items. It also includes the impact of changes in the value of foreign currencies held. The increase in net interest and other income in the first six months of fiscal year 2008 resulted mostly from higher interest income due to higher rates of return on investments and gains on sale of fixed assets.

Provision for Taxes. Provision for income taxes was $4.8 million for the first six months of fiscal year 2008, compared to $4.7 million in the first six months of fiscal year 2007. The effective tax rate for the first six months of fiscal year 2008 was 22% and for the first six months of fiscal year 2007 was 19%. There are several factors which can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are not separately identifiable segment assets and liabilities.

As of July 29, 2007, we had working capital of $238.9 million, compared with $325.4 million as of January 28, 2007. The ratio of current assets to current liabilities as of July 29, 2007 was 8.5 to 1 compared to 11.7 to 1 as of January 28, 2007.

The combined amounts of cash and cash equivalents, temporary investments and long-term investments were $234.4 million as of July 29, 2007, down from $338.5 million as of January 28, 2007. We have no long-term debt and had $7.7 million of other long-term liabilities as of July 29, 2007. The combined amount of cash and cash equivalents, temporary investments and long-term investments would generally be available for any capital or liquidity needs.

Operating Cash Flows. Cash provided by operating activities was $26.1 million for the first six months of fiscal year 2008 compared to $39.1 million for the first six months of fiscal year 2007. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $5.5 million and $5.7 million in the first six months of fiscal years 2008 and 2007, respectively.

In addition to depreciation and amortization, operating cash flows in the first six months of fiscal year 2008 were positively impacted by net income of $17.0 million, the depreciation and amortization noted above, stock-based compensation of $6.6 million, the tax benefit of stock-based compensation of $2.9 million, offset by $2.9 million of excess tax benefits, $1.5 million of gain on sale of property, plant and equipment, and $2.0 million due to changes in assets and liabilities, the largest being an increase in accounts receivable of $3.6 million.

Operating cash flows in the first six months of fiscal year 2007 were positively impacted primarily by net income of $20.2 million, the depreciation and amortization noted above, stock-based compensation of $8.5 million, and the tax benefit on stock-based compensation of $5.8 million. The positive impact of these items was offset by various changes in assets and liabilities, the largest being increases in inventories and receivables.

Cash Flows Related to Investing Activities. Investing activities provided $130.1 million in the first six months of fiscal year 2008 compared to $5.7 million provided in the prior year period. Major investing activities for both periods consist of changes in investments and the purchase and sale of property, plant, and equipment. Purchases of property, plant, and equipment for the first six months of fiscal years 2008 and 2007 were $1.3 million and $1.6 million, respectively. The Company received $10.0 million in cash proceeds from the sale of property, plant and equipment in the first six months of fiscal year 2008. The netting of the purchases of available-for-sale investments and the proceeds from the sale and maturities of available-for-sale investments reflect net cash provided of $121.5 million and $6.2 million for the first six months of 2008 and 2007, respectively.

Cash Flows Related to Financing Activities. Financing activities used $139.2 million during the first six months of fiscal year 2008 and $9.6 million in the prior year period. Cash provided by financing activities for the first six months of fiscal year 2008 include $7.1 million from the exercise of stock options and $2.9 million from the excess tax benefit received on stock options partially offset by shares surrendered by an employee to settle tax withholding obligations. The Company used $150.0 million to purchase common stock and received $ 874,000 for issuance of treasury stock. Cash used by financing activities for the first six months of fiscal year 2007 reflect $3.1 million of proceeds from stock option exercises and the re-issuance of treasury stock, $1.5 million from the excess tax benefit received on stock options, offset by $14.2 million used to repurchase stock pursuant to a stock buyback program.

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

A significant amount of our capital resources, and the related liquidity they represent, are held by our foreign subsidiaries. As of July 29, 2007, approximately $131.0 million of cash, cash equivalents, and short-term investments were held in Switzerland, compared to $108.7 million held in Switzerland as of January 28, 2007. Repatriation of these funds for use in domestic operations could have negative tax consequences.

Purchases of new capital equipment were made to expand our test capacity and support other engineering functions, including product design and qualification. These expenditures were funded from cash provided by operations and cash reserves.

In May 2007, we entered into an accelerated stock repurchase agreement with Goldman Sachs whereby we paid approximately $150 million dollars from domestic cash in exchange for approximately 9.8 million shares of our common stock See Note 8 (Stock Repurchase Program and Accelerated Stock Buyback Program; Treasury Shares) to the unaudited financial statements included in this Form 10-Q.

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

Contractual Obligations

There were no material changes during the second quarter of fiscal year 2008. However, refer to Note 8 (Stock Repurchase Program and Accelerated Stock Buyback Program; Treasury Shares) to the unaudited financial statements included in this Form 10-Q for a discussion regarding the $150 million accelerated stock repurchase agreement that was entered into in May 2007 under which the Company could have an obligation to pay a purchase price adjustment in cash or in shares of its common stock.

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

Certain of our assets, including certain bank accounts and accounts receivable, exist or have existed, in non U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non U.S. dollar-denominated currencies are principally the Euro, Swiss Francs and British Pounds Sterling. Additionally, certain of our current and long-term liabilities are denominated principally in Swiss Francs and British Pounds Sterling currency, which are also sensitive to foreign currency exchange rate fluctuations.

Substantially all of our foreign sales are denominated in United States dollars. Currency exchange fluctuations in countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

Interest Rate and Market Risk

As of July 29, 2007, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of July 29, 2007, we had $179.7 million of cash and cash equivalents and $54.7 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments.

Our investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers subject to investment guidelines set by us. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities.

Commodity Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products or used by our suppliers to process our end products. Increased commodity prices are passed on to us in the form of higher prices from our suppliers, either in the form of general price increases or commodity surcharges. Although we generally deal with our suppliers on a purchase order basis rather than on a long-term contract basis, we generally attempt to obtain firm pricing for volumes consistent with planned production. Our gross margins may decline if we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset the increased cost. We do not enter into formal hedging arrangements to mitigate against commodity risk.

Stock Market Risks

In May 2007, we entered into an accelerated stock repurchase agreement with Goldman Sachs whereby we paid approximately $150 million dollars to Goldman Sachs in exchange for 9,836,066 shares of our common stock. See Note 8 (Stock Repurchase Program and Accelerated Stock Buyback Program; Treasury Shares) to the unaudited financial statements included in this Form 10-Q for additional information regarding the agreement under which we could have an obligation to pay a purchase price adjustment based on changes in the stock price during the program and regarding the steps taken to mitigate a portion of this risk.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information about legal proceedings is set forth under Note 13 (Legal Matters) to the unaudited financial statements included in this Form 10-Q.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not make any sales of unregistered securities during the second quarter of fiscal year 2008.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the second quarter of fiscal year 2008.

Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)/(3)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)/(3)
May 2007 (04/29/07-05/27/07)	—	—	—	50.3 million
June 2007 (05/28/07-06/29/07)	9,836,066	N/A	9,836,066	50.3 million
July 2007 (06/30/07-07/29/07)	—	—	—	50.3 million

Total second quarter	9,836,066	—	9,836,066

(1)	In the first quarter of fiscal year 2005, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). In the second quarter of fiscal year 2006, the Company announced that it had exhausted the initial authorization and that its Board of Directors had approved an additional $50.0 million for the 2004 Program. In the second quarter of fiscal year 2007, the Company announced that its Board of Directors again had authorized increasing the existing buyback program by an additional $50.0 million, bringing the total authorized under the program to $150 million. The 2004 Program does not have an expiration date. No publicly announced plan or program of the Company for the purchase of shares expired during the period covered by the table.
(2)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors or shares surrendered to the Company to cover tax withholding upon vesting of restricted stock.
(3)	In May 2007, we entered into an accelerated stock repurchase agreement whereby we paid approximately $150 million dollars to Goldman Sachs in exchange for approximately 9.8 million shares of our common stock. Average Price Paid per Share information will be available once the Goldman Sachs program ends. See Note 8 (Stock Repurchase Program and Accelerated Stock Buyback Program; Treasury Shares) to the unaudited financial statements included in this Form 10-Q. The Goldman Sachs program is in addition to the 2004 Program. During the second quarter of fiscal year 2008 there were no purchases under the 2004 Program.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

As contemplated by the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 21, 2007 (“Proxy Statement”), an Annual Meeting of Shareholders was held on June 14, 2007.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act of 1934; there was no solicitation in opposition to the management’s nominees as listed in the Proxy Statement; and all such nominees were elected.

At the June 14, 2007 Annual Meeting, the shareholders of the Company voted on two matters:

First, the shareholders elected the following individuals to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified:

	Votes Cast For	Votes Withheld
Glen M. Antle	55,631,739	10,843,236
W. Dean Baker	65,754,375	720,600
James P. Burra	26,453,022	40,021,953
Bruce C. Edwards	65,801,757	673,218
Rockell N. Hankin	26,620,187	39,854,788
James T. Lindstrom	55,146,033	11,328,942
Mohan R. Maheswaran	63,951,649	2,523,326
John L. Piotrowski	58,947,010	7,527,965
James T. Schraith	23,902,667	42,572,308

Also, the shareholders approved the appointment of Ernst & Young LLP as the Company’s independent registered public accountant for fiscal year 2008. The appointment was ratified by a vote of 66,090,551 shares, with 245,737 votes against, 138,687 abstentions and no non-votes.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location
10.1	Master Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 1, 2007

10.2	Supplementatl Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 1, 2007

10.3	Information Regarding Compensatory Arrangements of Certain Officers and Directors	Form 8-K filed on June 12, 2007

10.4	Semtech Corporation Bonus Plan	Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 12, 2007

10.5	Form of Long-Term Stock Incentive Plan Option Award Certificate	Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 12, 2007

10.6	Form of Long-Term Stock Incentive Plan Restricted Stock Award Certificate	Exhibit 10.3 to the Company’s current report on Form 8-K filed on June 12, 2007

10.7	Form of Long-Term Incentive Plan Performance Unit Award Certificate	Exhibit 10.4 to the Company’s current report on Form 8-K filed on June 12, 2007

10.8	Form of Long-Term Incentive Plan Option Award Certificate (Non-Employee Directors)	Exhibit 10.5 to the Company’s current report on Form 8-K filed on June 12, 2007

10.9	Form of Long-Term Stock Incentive Plan Non-Employee Director Stock Unit Award Certificate	Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 19, 2007

10.10	Policy Regarding Director Compensation

10.11	Adoption Agreement adopting The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan) as amended and restated effective January 1, 2005

10.12	Amended and Restated Plan Document for The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan), effective January 1, 2005

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: September 7, 2007	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: September 7, 2007	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief Financial Officer