Form 10-Q
period 2007-10-28
SEMTECH CORP
filed 2007-12-07
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 28, 2007

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at November 30, 2007: 64,224,697

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 28, 2007

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net sales	$78,556	$63,711	$206,170	$194,575
Cost of sales	35,695	29,188	93,066	86,778

Gross profit	42,861	34,523	113,104	107,797

Operating costs and expenses:
Selling, general and administrative	17,764	19,952	53,888	52,588
Product development and engineering	11,206	9,628	31,792	30,519
Amortization of expense related to acquisition intangibles	276	276	827	916
Insurance related legal expenses	416	32	915	298

Total operating costs and expenses	29,662	29,888	87,422	84,321

Operating income	13,199	4,635	25,682	23,476
Interest and other income, net	3,055	3,509	12,312	9,592

Income before taxes	16,254	8,144	37,994	33,068
Provision for taxes	284	1,798	5,071	6,535

Net income	$15,970	$6,346	$32,923	$26,533

Earnings per share:
Basic	$0.25	$0.09	$0.49	$0.37
Diluted	$0.24	$0.09	$0.47	$0.36
Weighted-average number of shares:
Basic	63,726	72,298	67,692	72,388
Diluted	66,347	73,718	69,612	74,095

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	October 28, 2007	January 28 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$220,908	$162,674
Temporary investments	35,675	125,979
Receivables, less allowances	31,821	25,588
Inventories	24,219	20,493
Deferred income taxes	2,732	3,495
Assets held for sale	65	8,222
Other current assets	8,888	9,476

Total current assets	324,308	355,927
Property, plant and equipment, net	35,055	40,573
Investments, maturities in excess of 1 year	9,253	49,827
Deferred income taxes	35,100	28,190
Goodwill	32,541	32,687
Other intangibles, net	3,457	4,284
Other assets	7,497	10,166

Total Assets	$447,211	$521,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,331	$9,909
Accrued liabilities	17,188	14,635
Income taxes payable	1,497	1,974
Deferred revenue	1,452	2,151
Deferred income taxes	1,483	1,500
Other current liabilities	—	315

Total current liabilities	35,951	30,484
Deferred income taxes	2,522	2,539
Accrued taxes	5,266	—
Other long-term liabilities	7,682	7,450
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,076,504 issued and 64,141,057 outstanding on October 28, 2007 and 77,061,426 issued and 72,304,877 outstanding on January 28, 2007	784	774
Treasury stock, at cost, 13,935,447 shares as of October 28, 2007 and 4,756,549 shares as of January 28, 2007	(223,658)	(85,955)
Additional paid-in capital	336,935	315,972
Retained earnings	281,366	250,517
Accumulated other comprehensive income (loss)	363	(127)

Total stockholders’ equity	395,790	481,181

Total Liabilities and Stockholders’ Equity	$447,211	$521,654

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	October 28, 2007	October 29, 2006
Cash flows from operating activities:
Net income	$32,923	$26,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,021	8,711
Deferred income taxes	(8,032)	(2,581)
Stock-based compensation	10,593	12,212
Tax benefit on stock based compensation	7,321	7,041
Excess tax benefits	(4,699)	(1,529)
(Gain) Loss on disposition of property, plant and equipment	(1,519)	85
Changes in assets and liabilities:
Accounts receivable	(6,232)	1,380
Inventories	(3,726)	(1,657)
Other assets	3,255	1,677
Accounts payable and accrued liabilities	6,660	3,099
Deferred revenue	(699)	698
Income taxes payable	(478)	1,155
Other liabilities	5,076	1,644
Other	—	75

Net cash provided by operating activities	48,464	58,543
Cash flows from investing activities:
Purchase of available-for-sale investments	(111,300)	(147,092)
Proceeds from sales and maturities of available-for-sale investments	242,669	143,792
Proceeds on sale of assets	10,050	1,197
Purchase of property, plant and equipment	(2,049)	(2,343)

Net cash provided by (used in) investing activities	139,370	(4,446)
Cash flows from financing activities:
Excess tax benefit received on stock options	4,699	1,529
Proceeds from exercise of stock options	8,141	2,240
Repurchase of outstanding common stock	(150,092)	(14,240)
Reissuance of treasury stock	7,652	906

Net cash used in financing activities	(129,600)	(9,565)
Effect of exchange rate changes on cash and cash equivalents	—	2

Net increase (decrease) in cash and cash equivalents	58,234	44,534
Cash and cash equivalents at beginning of period	162,674	65,520

Cash and cash equivalents at end of period	$220,908	$110,054

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

Note 2: Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week quarter in 53-week years. The third quarter and first nine months of fiscal years 2008 and 2007 each consisted of 13 weeks and 39 weeks, respectively.

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

Note 4: Accounting Changes

There have been no significant changes to the Company’s critical accounting policies during the quarter ended October 28, 2007.

Note 5: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net income	$15,970	$6,346	$32,923	$26,533
Change in net unrealized holding gain (loss) on available-for-sale investments	129	320	490	681
Gain (loss) for translation adjustment	—	(15)	—	2

Total comprehensive income	$16,099	$6,651	$33,413	$27,216

Note 6: Earnings Per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net income	$15,970	$6,346	$32,923	$26,533

Weighted average common shares outstanding—basic	63,726	72,298	67,692	72,388
Dilutive effect of employee equity incentive plans	1,264	1,420	1,192	1,707
Dilutive effect of accelerated stock buyback	1,357	—	728	—

Weighted average common shares outstanding—diluted	66,347	73,718	69,612	74,095

Basic earnings per common share	$0.25	$0.09	$0.49	$0.37
Diluted earnings per common share	$0.24	$0.09	$0.47	$0.36

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporate the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock. Also included is the impact of shares issuable in settlement of the accelerated stock buyback. See Notes 8 and 17. The weighted-average number of shares used to compute basic earnings per share in the third quarters of fiscal years 2008 and 2007 was approximately 63.7 million and 72.3 million, respectively. The weighted-average number of shares used to compute diluted earnings per share in the third quarters of fiscal years 2008 and 2007 was approximately 66.3 million and 73.7 million, respectively. The weighted-average number of shares used to compute basic earnings per share in the first nine months of fiscal years 2008 and 2007 was approximately 67.7 million and 72.4 million, respectively. The weighted-average number of shares used to compute diluted earnings per share in the first nine months of fiscal years 2008 and 2007 was approximately 69.6 million and 74.1 million, respectively.

Options to purchase approximately 6.0 million shares and 10.2 million shares, respectively, were not included in the computation of the third quarters of fiscal years 2008 and 2007 diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 10.2 million shares and 8.0 million shares, respectively, were not included in the computation of the first nine months of fiscal years 2008 and 2007 diluted net income per share because such options were considered anti-dilutive.

Note 7: Stock Based Compensation

Overview. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services.

Share-based Payment Arrangements. The Company has various equity award plans (Plans) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of October 28, 2007, the Company has granted stock option awards (“Options”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.

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

Assumptions in Determining Fair Value of Options

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Expected lives, in years	5.0	None issued	4.0 - 5.0	4.4 - 4.9
Estimated volatility	49%	None issued	49% - 59%	53% - 59%
Dividend yield	—	None issued	—	—
Risk-free interest rate	4.3%	None issued	4.3% - 4.9%	4.6% - 4.9%

The estimated fair value of restricted stock (RSA and RSU) awards was calculated based on the market price of the Company’s common stock on the date of grant. Some RSU awards made during fiscal year 2008 are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on October 28, 2007.

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Consolidated Condensed Statements of Income for the quarter and nine months ended October 28, 2007 and October 29, 2006, respectively,:

Allocation of Stock-based Compensation

(in thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Cost of sales	$379	$351	$871	$857
Selling, general and administrative	2,627	2,470	6,705	7,892
Product development and engineering	994	942	2,848	3,202

Stock-based compensation, pre-tax	$4,000	$3,763	$10,424	$11,951
Net change in stock-based compensation capitalized into inventory	$(37)	$(22)	$169	$261

Total stock-based compensation	$3,963	$3,741	$10,593	$12,212

Impact of Stock-based Compensation

(in thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Stock-based compensation	$4,000	$3,763	$10,424	$11,951
Associated tax effect	(1,174)	(1,081)	(3,001)	(3,425)

Stock-based compensation, net of tax	$2,826	$2,682	$7,423	$8,526

Effect on earnings per share -
Basic	$0.04	$0.04	$0.11	$0.12
Diluted	$0.04	$0.04	$0.11	$0.12
Weighted average number of shares -
Basic	63,726	72,298	67,692	72,388
Diluted	66,347	73,718	69,612	74,095

For the three month periods ended October 28, 2007 and October 29, 2006, the tax benefit realized from option exercise activity was $1.8 million and $0.0 million, respectively. The tax benefit realized from option exercise activity for the nine month periods ended October 28, 2007 and October 29, 2006 was $4.7 million and $1.5 million, respectively.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period. A summary of the activity for stock option awards in the three months and nine months ended October 28, 2007 is presented below:

Information regarding outstanding stock option awards

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation
January 29, 2007	13,393
Grants	—	$—
Exercises	(395)		$2,915.2
Cancellations and forfeitures	(2,814)

April 29, 2007	10,184			$16,683.1
Grants	2,516	$16.16
Exercises	(586)		$4,685.1
Cancellations and forfeitures	(313)

July 29, 2007	11,801			$32,180.5
Grants	137	$15.90
Exercises	(665)		$5,139.8
Cancellations and forfeitures	(166)

October 28, 2007	11,107			$26,307.8

(1)	Represents the difference between the exercise price and the value of Semtech stock at the time of exercise.

Performance Unit Awards. The Company grants performance vested RSU’s to select employees. These awards have a performance condition in addition to a service condition. The performance condition relates generally to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, which were granted in the second quarter of fiscal year 2008, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of units that can be earned in the aggregate is 350,000. In this scenario, the maximum number of shares that could be issued thereunder would be 175,000; additionally, the Company would have a liability equal to the value of 175,000 shares on the settlement date, which would be settled in cash. At October 28, 2007, the number of these units expected to vest, which includes a factor for forfeitures and a current assessment of the likelihood of meeting the performance measures, was approximately 143,260. The following table summarizes performance unit award activity during the second and third quarters of fiscal year 2008:

Information regarding outstanding performance unit awards

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per share)	Aggregate Unrecognized Compensation Cost
(in thousands, except for per share price)	Total Units	Units	Units	Recorded Liability
April 29, 2007	—	—	—	—		$—
Granted	175	88	87		$16.14
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Change in Liability				107.1

July 29, 2007	175	88	87	$107.1		$2,699.2
Granted	—	—	—		$—
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Change in Liability				64.2

October 28, 2007	175	88	87	$171.3		$2,675.2

Restricted Stock Awards. In the third quarter of fiscal year 2008, the Company granted restricted stock awards to select employees. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period. A summary of the activity for restricted stock awards in the three months and nine months ended October 28, 2007 is presented below:

Information regarding outstanding restricted stock awards

(in thousands, except per share price)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation
January 29, 2007	100
Granted	—	—
Vested	(25)		332
Forfeited	—		—

April 29, 2007	75			$1,313.5
Granted	599	$16.14
Vested	(6)		106
Forfeited	(2)		—

July 29, 2007	666			$10,396.8
Granted	60	$15.90
Vested	(6)		119
Forfeited	—

October 28, 2007	720			$9,006.4

(1)	Represents the value of Semtech stock on the date that the restricted stock units vested.

Stock Unit Awards. In the third quarter of fiscal year 2008, the Company issued, for the first time, stock unit awards to non-employee directors. These RSU’s are accounted for as liabilities because they are cash settled. The value of these awards is remeasured at each reporting period until settlement and the pro-rata vested portion of the award is recognized as a liability. The following table summarizes stock unit awards activity during the second and third quarters of fiscal year 2008:

Information regarding outstanding stock unit awards

(in thousands, except per share price)	Number of Unites	Recorded Liability	Weighted Average Grant Date Fair Value (per share)	Aggregate Unrecognized Compensation Cost
April 29, 2007	—	—		—
Granted	32		$17.61
Vested	—
Forfeited	—
Change in Liability		44.5

July 29, 2007	32	44.5		$515.5
Granted	—		—
Vested	—
Forfeited	—
Change in Liability		127.8

October 28, 2007	32	172.3		$375.6

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

As of October 28, 2007, the Company had repurchased 5.4 million shares of its common stock at a cost of $99.7 million under this program. Of the repurchased shares, 1.3 million have been reissued as a result of stock option exercises; the remainder is being held as treasury shares.

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

Goldman Sachs delivered 9,836,066 shares to the Company in June 2007 and is expected to cover the borrowed shares by making open market purchases of the Company’s common stock during the course of the program. The final purchase price will be based on the volume weighted average share price of the Company’s common stock (the “VWAP price”) from the end of an initial period (which lasted approximately one month) to the end of the program. The program will end on any day of Goldman Sachs’ choosing starting approximately four months and ending approximately thirteen months after the date the agreement was signed. At program termination, the Company is expected to either receive from or pay to Goldman Sachs a purchase price adjustment based on such VWAP price, which amount may be paid in cash or shares. See Note 17 regarding completion of this program.

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

Note 9: Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. As of October 28, 2007, the Company had $35.7 million of temporary investments and $9.3 million of long-term investments. As of January 28, 2007, the Company had $126.0 million of temporary investments and $49.8 million of long-term investments. Certain short-term, highly liquid investments, namely money-market accounts are accounted for as cash and cash equivalents.

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

As a result of changes in the market value of investments, the Company included $129,000 and $320,000 of unrealized gain, net of tax, in comprehensive income for the third quarters of fiscal year 2008 and 2007, respectively. The tax associated with these comprehensive income items were expense of $85,000 and $214,000 in the third quarter of fiscal years 2008 and 2007, respectively. The Company included $490,000 and $681,000 of unrealized gain, net of tax, in comprehensive income for the first nine months of fiscal years 2008 and 2007, respectively. The tax associated with these comprehensive income items were expense of $331,000 and $456,000 in the first nine months of fiscal year 2008 and 2007, respectively.

Temporary and long-term investments consist of the following security types, stated at fair market value and cost basis with the difference between these amounts booked as part of comprehensive income:

Investments (in thousands)

	October 28, 2007			January 28, 2007
	Market Value	Cost Basis	Unrealized Loss	Market Value	Cost Basis	Unrealized Loss
U.S. government issues	$11,069	$11,200	$(131)	$31,795	$32,200	$(405)
State and local government issues	—	—	—	15,100	15,100	—
Corporate issues	33,859	33,877	(18)	128,911	129,474	(563)

Investments	$44,928	$45,077	$(149)	$175,806	$176,774	$(968)

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

Investment maturities (in thousands)

	October 28, 2007		January 28, 2007
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$35,675	$35,797	$125,979	$126,678
After 1 year through 5 years	9,253	9,280	49,827	50,096

	$44,928	$45,077	$175,806	$176,774

Investments and cash and cash equivalents generated interest income of $3.3 million and $3.5 million in the third quarters of fiscal years 2008 and 2007, respectively and interest income of $10.9 million and $9.3 million in the first nine months of fiscal years 2008 and 2007, respectively.

Note 10: Inventories

Inventories (in thousands):

	October 28 2007	January 28 2007
Raw materials	$1,152	$2,723
Work in process	15,909	11,410
Finished goods	7,158	6,360

	$24,219	$20,493

Note 11: Assets Held for Sale

In the fourth quarter of fiscal year 2007, the Company entered into a contract to sell a parcel of land in San Diego, California that was purchased in fiscal year 2001 and the Company reclassified the net book value of the land to “Held for Sale” status in its financial statements, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The sale was completed in the first quarter of fiscal year 2008 resulting in a net gain of approximately $1.3 million. The gain on the sale is classified in the line item “Interest and other income, net” in the Consolidated Condensed Statement of Income for the nine months ended October 28, 2007.

In the third quarter of fiscal year 2008, the Company made plans to dispose of underutilized equipment. The Company expects that the final sale and disposal of the assets will be completed in the fourth quarter of fiscal year 2008. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the Company recorded an impairment loss of approximately $9,000, which represents the excess of the carrying values of the assets over their fair values, less cost to sell. The impairment loss was recorded within the Interest and other income section of the Statement of Income for the quarter ended October 28, 2007. The carrying value of these assets is separately presented in the Balance Sheet under the caption “Assets held for sale.” No depreciation is recorded for assets classified as held for sale.

Note 12: Intangible Assets

The goodwill associated with the purchase of XEMICS, the subsidiary now known as Semtech Neuchatel, was $32.5 million as of October 28, 2007 and $32.7 million as of January 28, 2007, an insignificant amount of which is expected to be deductible for tax purposes. Presented below is a summary of the impact of changes to goodwill since the date of acquisition.

(in thousands)	Beginning balance on date of acquisition	Adjustments to date	Balance as of October 28, 2007
Goodwill	$32,941	$(400)	$32,541

There was $276,000 of amortization expense in both the third quarter of fiscal years 2008 and 2007, and $827,000 and $916,000 of amortization expense in the first nine months of fiscal years 2008 and 2007, respectively, for amortization of intangible items associated with the acquisition of XEMICS. The remaining $3.5 million balance of other intangible items, as detailed below, will be amortized over future periods. No significant residual value is expected. There are no tax-related benefits from amortization expense related to acquisition intangibles.

Other intangibles (in thousands)

	Beginning balance on date of acquisition	Amortization to date	Balance as of October 28, 2007	Remaining period to be amortized
Core technologies	6,000	(2,545)	3,455	44 months
Customer relationships	30	(28)	2	8 months

Other Intangibles	$6,030	$(2,573)	$3,457

Note 13: Commitments and Contingencies

Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan for the third quarter of fiscal years 2008 and 2007 totaled approximately $137,000 and $161,000, respectively. Compensation expenses under this plan, net of forfeitures, for the first nine months of fiscal year 2008 and 2007 totaled $207,000 and $167,000, respectively. The Company received a credit of approximately $2,000 and $33,000 in the third quarter of fiscal year 2008 and 2007 as a result of previously accrued compensation expense under the plan that was forfeited as a result of termination of certain plan participants. The Company received a credit of approximately $206,000 and $366,000 in the nine months of fiscal year 2008 and 2007 as a result of previously accrued compensation expense under the plan that was forfeited as a result of termination of certain plan participants.

The Company’s liability for deferred compensation totaled $7.0 million as of October 28, 2007 and $6.6 million as of January 28, 2007, and is included in other long-term liabilities. The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This Company-owned life insurance is intended to cover a majority of the costs of the deferred compensation plan. The cash surrender value of the company-owned life insurance was $7.1 million as of October 28, 2007 and $6.4 million as of January 28, 2007, and is included in other assets.

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

Two of the purported derivative lawsuits, with virtually identical complaints, were filed in the Superior Court of the State of California in 2006 and consolidated into one case (“State Derivative Litigation”). The State Derivative Litigation has been stayed in favor of the duplicative Federal Derivative Litigation discussed below.

Three of the purported shareholder derivative lawsuits were filed in the U.S. District Court for the Central District of California in 2006 and consolidated into one case (“Federal Derivative Litigation”).

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

A Special Litigation Committee of the Board has determined it is not in the interests of shareholders or the Company to pursue the claims in the cases described above and that the Company should seek to have these suits terminated. The Company has filed a motion to terminate the Federal Derivative Litigation and is also participating in mediation in an effort to resolve these cases.

The Company is unable to predict the outcome of these matters at this time.

Class Action Lawsuits

In August 2007, a purported class action lawsuit was filed against the Company and certain current and former officers on behalf of persons who purchased or acquired Semtech securities from September 11, 2002 until July 19, 2006. The case, filed in Federal Court in the Southern District of New York, alleges violations of Federal securities laws in connection with the Company’s past stock option practices. Plaintiffs demand a jury trial but make no specific monetary demand. The Company has not yet responded to the complaint. A very similar lawsuit, filed in October 2007 by another plaintiff, has not been served.

Settled Customer Dispute and Related Insurance Matters

In fiscal years 2004 and 2005, the Company paid a customer $12 million to resolve a dispute regarding a product. The Company filed suit against three of its insurance companies seeking coverage for the full value of the settlement.

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

Settlement was reached with the remaining insurance company in November 2007. Under the final settlement, Semtech will receive $6,500,000 in two installments in fiscal year 2009. No gain from this settlement is reflected in the Consolidated Statement of Income for the nine months ended October 28, 2007. For additional information, see the Form 8-K filed by the Company on November 27, 2007.

Legal expenses from the inception of the litigation through the third quarter of fiscal year 2008 total approximately $5 million. On a net basis, the Company has recovered approximately $4.5 million of the $12 million paid to the customer.

Environmental Matters

In 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company has joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. In March 2007, the State approved the group’s draft remediation plan, which has been published for public comment before the final remediation plan is submitted. The State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. The Consent Order does not require the group to remediate the site. To date, the Company’s share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to any additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

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

The following table details the change in the product warranty accrual.

Product Warranty Accrual (in thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Beginning balance	$50	$50	$50	$50
Payments made	—	—	—	—
Net expense accrued	—	—	—	—

Ending balance	$50	$50	$50	$50

If there is a substantial increase in the rate of customer claims, if the Company’s estimates of probable losses relating to identified warranty exposures prove inaccurate, or its efforts to contractually limit liability prove inadequate, the Company may record a charge against future cost of sales. Over at least the last decade, warranty expense has been immaterial to the financial statements.

Indemnification

In the normal course of its business, the Company indemnifies other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise under contracts under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights, and certain environmental matters. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. Accordingly, the Company has not accrued any amounts for such indemnification obligations in the first nine months of fiscal year 2008.

The Company has also entered into agreements with its current and former directors and some current and former Company executives indemnifying them against certain liabilities incurred in connection with their duties. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s current and former directors and employees, as does the California Labor Code. In some cases there are limits on, and exceptions to, the Company’s potential indemnification liability. Prior to fiscal year 2007, the Company had not incurred any significant expense as a result of agreements of this type for at least a decade. In fiscal year 2007, in conjunction with a review of its historical stock option practices, the Company incurred $500,000 of expense by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. In the third quarter of fiscal year 2008, the Company advanced an additional $275,000 of expenses related to these matters. For the first nine months of fiscal year 2008, the Company advanced $911,000. All such advances are subject to an undertaking to repay the funds to the Company in certain circumstances. The Company expects to continue to incur significant expense in connection with such advances related to the Government inquiries, the derivative and class action litigation discussed above, and other matters associated with or stemming from the circumstances underlying the March 2007 restatement of its historical financial statements to correct stock option accounting (“restatement”). The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements with respect to other matters.

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

Upon adoption and the conclusion of the initial evaluation of our uncertain tax positions (UTP) under FIN 48, the Company recorded a cumulative increase in the liability for UTP by $2.1 million which was accounted for as a debit to retained earnings. At January 29, 2007, the total liability for UTP recorded in our balance sheet was $4.8 million. The UTP liability is recorded as a non-current liability and reflected on the balance sheet as “Accrued Taxes”. During the third quarter of fiscal year 2008, the liability for UTP increased by approximately $177,000. For the first nine months of fiscal year 2008, the UTP liability increased by approximately $503,000.

Included in the balance of unrecognized tax benefits at October 28, 2007, are $5.3 million of tax benefits that, if recognized, would impact the effective tax rate. With regard to the unrecognized tax benefits at October 28, 2007, the Company does not believe that it is reasonably possible that any portion of the unrecognized tax benefits will be recognized in the next twelve months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the Consolidated Condensed Statements of Income. As of the date of adoption of FIN 48, the Company had approximately $96,000 accrued for the payment of interest and penalties. No accrual for the payment of interest and penalties was recorded in the first nine months of fiscal year 2008.

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

Net Sales (in thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Standard Semiconductor Products	$72,110	$59,750	$188,469	$183,112
Rectifier, Assembly and Other Products	6,446	3,961	17,701	11,463

Net Sales	$78,556	$63,711	$206,170	$194,575

Operating Income (in thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Standard Semiconductor Products	$9,941	$3,722	$18,515	$20,403
Rectifier, Assembly and Other Products	3,258	913	7,167	3,073

Total Operating Income	$13,199	$4,635	$25,682	$23,476

Certain corporate level expenses not directly attributable to a reportable segment are allocated to the segments based on percentage of sales. Beginning with the third quarter of fiscal year 2007, these allocated expenses include expenses associated with the Company’s investigation into its historical stock option practices, the restatement of its historical financial statements, and related matters.

Included in operating income in the third quarter of fiscal years 2008 and 2007 for the Standard Semiconductor Products segment is $403,000 and $4.6 million, respectively, of expense associated with the investigation into the Company’s historical stock option practices. For the first nine months of fiscal years 2008 and 2007, the Standard Semiconductor Products segment incurred $2.7 million and $6.8 million, respectively, of expense associated with the investigation into the Company’s historical stock option practices.

Included in operating income for the Standard Semiconductor Products segment for the third quarters of fiscal year 2008 and 2007 are legal fees incurred by the Company in suing insurance companies to recover amounts associated with the resolution of a past customer dispute.

One end-customer that is a leading manufacturer of cellular phones and consumer equipment, and that buys products directly from the Company, accounted for approximately 16% and 12% of net sales in the third quarter of fiscal year 2008 and 2007, respectively. One of our Asian distributors accounted for approximately 18% of net sales in the second quarter of fiscal year 2008 and 13% of net sales in the third quarter of fiscal year 2007.

As of October 28, 2007, one end-customer that is a leading manufacturer of cellular phones and consumer equipment, and that buys products directly from the Company, accounted for approximately 16% of net accounts receivable and one of the Company’s Asian distributors accounted for approximately 13% of net accounts receivable. As of January 28, 2007, the same Asian distributor accounted for approximately 8% of net accounts receivable. Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Sales by Region (% of net sales)

	Three Months Ended		Nine Months Ended
	October 28 2007	October 29 2006	October 28 2007	October 29 2006
Domestic	21%	22%	18%	22%
Asia-Pacific	66%	65%	65%	64%
Europe	13%	13%	17%	14%

Total	100%	100%	100%	100%

Long-lived assets located within the United States as of October 28, 2007 and January 28, 2007 were approximately $21.6 million and $31.6 million, respectively. The reduction in long-lived assets was impacted primarily by the disposal of undeveloped land located in San Diego, California. Long-lived assets located outside the United States as of October 28, 2007 and January 28, 2007 was approximately $13.5 million and $17.2 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers. The Company has consigned certain equipment to a foundry and a packaging and test subcontractor based in China to support its specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into the Company’s long-term pricing arrangement with the foundry for any reserved wafers it may purchase. The Company has also installed its own test equipment at some of its packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Malaysia, Singapore, the Philippines, Germany, Israel and Canada. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Malaysia, the Philippines and China.

Note 16: Matters Related to Historical Stock Option Practices

During the third quarters of fiscal year 2008 and 2007, the Company incurred approximately $788,000 and $4.9 million, respectively, of expenses for legal, accounting, tax and other professional services in connection with the government inquiries, the preparation of the restated financial statements, the related derivative and class action litigation, and other matters associated with or stemming from the restatement and its underlying circumstances. These expenses in the third quarters of fiscal year 2008 and 2007 include approximately $275,000 and $279,000, respectively, for claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. These advances are subject to an undertaking to repay the funds to the Company in certain circumstances. See Note 13 for additional information regarding indemnification.

The Company expects these expenses to continue for some time and is unable to predict the outcome of the government inquiries, the derivative and class action litigation or any of the other matters associated with or stemming from the restatement and its underlying circumstances. These matters have occupied and will continue to occupy the time and attention of management, could negatively impact the Company’s business and could have a material adverse impact on the Company’s financial condition, results of operations, and cash flow.

Note 17: Subsequent Events

Accelerated Stock Buyback Program: On December 3, 2007, the Company completed its accelerated stock buyback. Under the final terms of this program, the Company acquired 9.8 million shares of its common stock for an aggregate price of $169.4 million, which includes a $19.4 million purchase price adjustment paid to Goldman Sachs & Co.

Customer Dispute and Related Insurance Matters: On November 26, 2007, Semtech Corporation entered into a written Settlement Agreement with National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), under which Semtech will receive $6,500,000 in settlement of claims brought against National Union in a lawsuit regarding insurance coverage for a customer dispute settled in March 2003. The Settlement Agreement provides for payment of the settlement in two installments in fiscal year 2009, contains mutual releases with respect to the lawsuit and underlying insurance claims, and provides for dismissal of the lawsuit.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the third quarter of fiscal year 2008 were 38% of net sales. The remaining 62% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, the Philippines, Germany, Singapore and Thailand. During the third quarter of fiscal year 2008, approximately 38% of our silicon, in terms of cost of finished wafers purchased, was manufactured in China. Foreign sales for the third quarter of fiscal year 2008 constituted approximately 79% of our net sales. Approximately 84% of foreign sales are to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Critical Accounting Policies and Estimates

During the first three quarters of fiscal year 2008, other than the adoption of FIN 48 noted below, there have been no significant changes to our critical accounting policies as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year 2007 that ended on January 28, 2007.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customer receivables, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the size and number of certain large accounts and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.

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

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	45.4%	45.8%	45.1%	44.6%

Gross Profit	54.6%	54.2%	54.9%	55.4%
Operating costs and expenses:
Selling, general & administrative	22.6%	31.3%	26.1%	27.0%
Product development & engineering	14.3%	15.1%	15.4%	15.7%
Acquisition related write-offs and amortization	0.4%	0.4%	0.4%	0.5%
Insurance related legal expenses/(settlements)	0.5%	0.1%	0.4%	0.2%

Total operating costs and expenses	37.8%	46.9%	42.4%	43.3%

Operating income	16.8%	7.3%	12.5%	12.1%
Interest and other income, net	3.9%	5.5%	6.0%	4.9%

Income before taxes	20.7%	12.8%	18.4%	16.9%
Provision for taxes	0.4%	2.8%	2.5%	3.4%

Net income	20.3%	10.0%	16.0%	13.4%

Comparison of the Three Months Ended October 28, 2007 and October 29, 2006

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The third quarters of fiscal years 2008 and 2007 were each made up of 13 weeks.

Net Sales. Net sales for the third quarter of fiscal year 2008 were $78.6 million, an increase of 23% compared to $63.7 million for the third quarter of fiscal year 2007. Revenue growth was driven by end application demand for our power products sold into cellular phone and mobile computing applications, continued strength in protection device sales into a diverse cross section of end markets and robust discrete device sales into the industrial and military market segment. This strength was offset by weak sales into the ATE end-market.

Our estimates of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Three Months Ended
	October 28,	October 29,
	2007	2006
Computer	24%	24%
Communications	42%	35%
Industrial/Other	34%	41%

Total	100%	100%

Standard Semiconductor Products represented 92% of net sales in the third quarter of fiscal year 2008, while 8% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 94% of net sales in the third quarter of fiscal year 2007 and Rectifier, Assembly and Other Products’ sales were 6%. Sales as a percentage of total net sales of Standard Semiconductor Products remained flat in the third quarter of fiscal year 2008 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products, which are mostly sold into military and industrial applications (part of the end-market of “industrial/other”), increased 63% in the third quarter of fiscal year 2008, as compared to the prior year period, due to continued surge in demand from specific industrial and military customers. These products are older technology products and have a very limited customer base.

Net Sales by Reportable Segment

(in thousands)

	Three Months Ended		Three Months Ended
	October 28, 2007		October 29, 2006		Change
Standard Semiconductor Products	$72,110	92%	$59,750	94%	21%
Rectifier, Assembly and Other Products	6,446	8%	3,961	6%	63%

Net sales	$78,556	100%	$63,711	100%	23%

Gross Profit. Gross profit for the third quarter of fiscal year 2008 was $42.9 million, compared to $34.5 million for the prior year period. The increase in gross profit was driven by a 23% increase in sales and a flat overall gross margin between the prior year’s third quarter and that of the third quarter of fiscal year 2008.

The improvement in gross margins was largely related to the increase in total sales for the corporation coupled with lower inventory reserve requirements in the third quarter of fiscal year 2008 for excess and obsolete inventories relating to power management products. The higher levels of reserves for excess and obsolete inventories in prior periods related to inventory builds in support of customer platforms, primarily within the power management group, that never materialized. In the third quarter of fiscal year 2008, inventory levels were better aligned with customer demand, resulting in a significantly lower reserve requirement. Margins for the third quarter of fiscal year 2008 were negatively impacted by product mix, as the company sold a higher mix of lower margin computing products coupled with the decline in total sales into the ATE end market which has historically had gross margins above the corporate average.

Operating Costs and Expenses. Operating costs and expenses were $29.7 million, or 38% of net sales in the third quarter of fiscal year 2008. Operating costs and expenses for the third quarter of fiscal year 2007 were $29.9 million, or 47% of net sales. Operating costs and expenses in the third quarters of fiscal year 2008 and fiscal year 2007 were impacted by $4.0 million and $3.8 million of pre-tax expense, respectively, associated with stock-based compensation.

Operating Costs and Expenses

(in thousands)

	Three Months Ended		Three Months Ended
	October 28, 2007		October 29, 2006		Change
Selling, general and administrative	$17,764	23%	$19,952	31%	-11%
Product development and engineering	11,206	14%	9,628	15%	16%
Acquisition related costs	276	0%	276	1%	0%
Insurance related legal costs	416	1%	32	0%	1200%

Total operating costs and expenses	$29,662	38%	$29,888	47%	-1%

Operating Income. Operating income was $13.2 million in the third quarter of fiscal year 2008, compared to $4.6 million in the third quarter of fiscal year 2007. Operating income was favorably impacted by relatively flat gross margins on higher net sales and a slight decrease in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Three Months Ended		Three Months Ended
	October 28, 2007		October 29, 2006		Change
Standard Semiconductor Products	$9,941	75%	$3,722	80%	167%
Rectifier, Assembly and Other Products	$3,258	25%	$913	20%	257%

Total operating income	$13,199	100%	$4,635	100%	185%

Operating income in the third quarter of fiscal year 2008 for the Standard Semiconductor Products segment jumped from the third quarter of fiscal year 2007 as a result of higher net sales, higher gross margins and offset by slightly higher operating expenses. In the third quarter of fiscal year 2008, the Rectifier, Assembly and Other Products segment realized operating margins in excess of our corporate average as a result of substantially higher net sales, improved gross margins driven by better absorption of manufacturing overhead, and greater leverage on operating expenses.

Interest and Other Income, Net. Net interest and other income was $3.1 million in the third quarter of fiscal year 2008. Interest and other income, net includes interest income from investments and other items. It also includes the impact of changes in the value of foreign currencies held. Net interest and other income in the third quarter of fiscal year 2007 was $3.5 million. The decrease is primarily attributable to interest income decreasing from $3.5 million in the third quarter of fiscal year 2007 to $3.3 million in the third quarter of fiscal year 2008.

Provision for Taxes. Provision for income taxes was $0.3 million for the third quarter of fiscal year 2008, compared to $1.8 million in the third quarter of fiscal year 2007. The effective tax rate for the third quarter of fiscal year 2008 was 1.7% and for the third quarter of fiscal year 2007 was 22.1%. There are several factors that can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors. In the third quarter of fiscal year 2008, the tax rate was favorably impacted by a beneficial shift in regional income and favorable tax treatment in Switzerland due to the weakening US dollar in relation to the Swiss Franc.

Comparison of the nine Months Ended October 28, 2007 and October 29, 2006

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first nine months of fiscal years 2008 and 2007 were each made up of 39 weeks.

Net Sales. Net sales for the first nine months of fiscal year 2008 were $206.2 million, an increase of 6% compared to $194.6 million for the first nine months of fiscal year 2007. The increase in sales was driven by broad based strength in power management and protection sales largely into computer and cell phone applications. In addition, discrete devices, servicing the industrial and military market segments, continued to experience strong sales growth in the first nine months of fiscal year 2008.

Our estimate of sales by major end-markets is detailed below:

End-Market

(% of net sales)

	Nine Months Ended
	October 28,	October 29,
	2007	2006
Computer	22%	24%
Communications	40%	38%
Industrial/Other	38%	38%

Total	100%	100%

Standard Semiconductor Products represented 91% of net sales in the first nine months of fiscal year 2008, while 9% were represented by the Rectifier, Assembly and Other Products segment. Sales of our Standard Semiconductor Products segment were 94% of net sales in the first nine months of fiscal year 2007 and Rectifier, Assembly and Other Products’ sales were 6%. Sales of Standard Semiconductor Products increased 3% in the first nine months of fiscal year 2008 as compared to the prior year period. Sales of Rectifier, Assembly and Other Products increased 54% in the first nine months of fiscal year 2008 as compared to the prior year period.

Net Sales by Reportable Segment

(in thousands)

	Nine Months Ended		Nine Months Ended
	October 28, 2007		October 29, 2006		Change
Standard Semiconductor Products	$188,469	91%	$183,112	94%	3%
Rectifier, Assembly and Other Products	$17,701	9%	$11,463	6%	54%

Net sales	$206,170	100%	$194,575	100%	6%

Gross profit for the first nine months of fiscal year 2008 was $113.1 million, compared to $107.8 million for the fist nine months of fiscal year 2007. The improvement in gross profit was positively impacted by significantly higher sales. Gross profit for the current fiscal year was also favorably impacted by lower inventory reserve requirements for excess and obsolete inventories for power management products. The higher level of reserves for excess and obsolete inventories in prior periods related to inventory builds in support of customer platforms that never materialized. In the third quarter of fiscal year 2008, inventory levels were better aligned with customer demand, resulting in a significantly lower reserve requirement. Margins for the first nine months of fiscal year 2008 were negatively impacted by higher volume sales of lower margin products coupled with the decline in total sales into the ATE end market which has historically had gross margins above the corporate average.

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

Operating Costs and Expenses. Operating costs and expenses for the first nine months of fiscal year 2008 were $87.4 million or 42% of net sales compared to $84.3 million or 43% of net sales for the first nine months of fiscal year 2007. Operating costs and expenses for the first nine months of fiscal year 2008 and fiscal year 2007 were impacted by $10.4 million of pre-tax expense and $12.0 million of pre-tax expense, respectively, associated with stock-based compensation.

Operating Costs and Expenses

(in thousands)

	Nine Months Ended		Nine Months Ended
	October 28, 2007		October 28, 2006		Change
Selling, general and administrative	$53,888	26%	$52,588	27%	2%
Product development and engineering	31,792	16%	30,519	16%	4%
Acquisition related costs	827	0%	916	0%	-10%
Insurance related legal costs	915	0%	298	0%	207%

Total operating costs and expenses	$87,422	42%	$84,321	43%	4%

Operating Income. Operating income was $25.7 million in the first nine months of fiscal year 2008, up from operating income of $23.5 million in the first nine months of fiscal year 2007. Operating income was favorably impacted by a 6% increase in net sales and an unfavorable increase of 4% in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Nine Months Ended		Nine Months Ended
	October 28, 2007		October 29, 2006		Change
Standard Semiconductor Products	$18,515	72%	$20,403	87%	-9%
Rectifier, Assembly and Other Products	$7,167	28%	$3,073	13%	133%

Total operating income	$25,682	100%	$23,476	100%	9%

For the first nine months of fiscal year 2008, operating income for the Standard Semiconductor Products segment declined due to lower sales, lower gross margins and higher operating expenses.

Interest and Other Income, Net. Net interest and other income was $12.3 million in the first nine months of fiscal year 2008. Net interest and other income in the first nine months of fiscal year 2007 was $9.6 million.

Interest and other income, net includes interest income from investments and other items. It also includes the impact of changes in the value of foreign currencies held. The increase in net interest and other income in the first nine months of fiscal year 2008 resulted mostly from higher interest income due to higher rates of return on investments and gains on sale of fixed assets.

Provision for Taxes. Provision for income taxes was $5.1 million for the first nine months of fiscal year 2008, compared to $6.5 million in the first nine months of fiscal year 2007. The effective tax rate for the first nine months of fiscal year 2008 was 13% and for the first nine months of fiscal year 2007 was 20%. There are several factors which can cause our effective tax rate to vary either higher or lower, including variations in income, the source of that income, exchange rates, the geographical sales mix and other factors. In the current fiscal year, the tax rate was favorably impacted by a beneficial shift in regional income and favorable tax treatment in Switzerland due to the weakening US dollar in relation to the Swiss Franc.

Liquidity and Capital Resources

We evaluate segment performance based on net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. As such, there are not separately identifiable segment assets and liabilities.

As of October 28, 2007, we had working capital of $288.4 million, compared with $325.4 million as of January 28, 2007. The ratio of current assets to current liabilities as of October 28, 2007 was 9.0 to 1 compared to 11.7 to 1 as of January 28, 2007.

The combined amounts of cash and cash equivalents, temporary investments and long-term investments were $265.8 million as of October 28, 2007, down from $338.5 million as of January 28, 2007. We have no long-term debt and had $7.7 million of other long-term liabilities as of October 28, 2007. The combined amount of cash and cash equivalents, temporary investments and long-term investments would generally be available for any capital or liquidity needs.

Operating Cash Flows. Cash provided by operating activities was $48.5 million for the first nine months of fiscal year 2008 compared to $58.5 million for the first nine months of fiscal year 2007. Net operating cash flows were impacted by non-cash charges for depreciation and amortization of $8.0 million and $8.7 million in the first nine months of fiscal years 2008 and 2007, respectively.

In addition to depreciation and amortization, operating cash flows in the first nine months of fiscal year 2008 were positively impacted by net income of $32.9 million, the depreciation and amortization noted above, stock-based compensation of $10.6 million, the tax benefit of stock-based compensation of $7.3 million, offset by $4.7 million of excess tax benefits, $1.5 million of gain on sale of property, plant and equipment, and $4.2 million due to changes in assets and liabilities, the largest being an increase in accounts payable of $6.7 million.

Operating cash flows in the first nine months of fiscal year 2007 were positively impacted primarily by net income of $26.5 million, the depreciation and amortization noted above, and stock-based compensation of $12.2 million. The positive impact of these items was offset by various changes in assets and liabilities, the largest being increase of $3.1 million in accounts payables and accrued liabilities.

Cash Flows Related to Investing Activities. Investing activities provided $139.4 million in the first nine months of fiscal year 2008 compared to $4.4 million used in the prior year period. Major investing activities for both periods consist of changes in investments and the purchase and sale of property, plant, and equipment. Purchases of property, plant, and equipment for the first nine months of fiscal year 2008 were $2.0 million and proceeds from the sale of property, plant, and equipment were $10.1 million. The netting of the purchases of available-for-sale investments and the proceeds from the sale and maturities of available-for-sale investments reflect net cash provided of $131.4 million and spent $3.3 million for the first nine months of 2008 and 2007, respectively.

Cash Flows Related to Financing Activities. Financing activities used $129.6 million during the first nine months of fiscal year 2008 and $9.6 million in the prior year period. Cash provided by financing activities for the first nine months of fiscal year 2008 include $8.1 million from the exercise of stock options and $4.7 million from the excess tax benefit received on stock options partially offset by shares surrendered by an employee to settle tax withholding obligations. The Company used $150.0 million to purchase common stock and received $ 7.7 million for re-issuance of treasury stock. Cash used by financing activities for the first nine months of fiscal year 2007 reflect $3.1 million of proceeds from stock option exercises and the re-issuance of treasury stock, $1.5 million from the excess tax benefit received on stock options, offset by $14.2 million used to repurchase stock pursuant to a stock buyback program.

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

A significant amount of our capital resources, and the related liquidity they represent, are held by our foreign subsidiaries. As of October 28, 2007, approximately $144.6 million of cash, cash equivalents, and short-term investments were held in Switzerland, compared to $108.7 million held in Switzerland as of January 28, 2007. Repatriation of these funds for use in domestic operations could have negative tax consequences.

Purchases of new capital equipment were made to expand our test capacity and support other engineering functions, including product design and qualification. These expenditures were funded from cash provided by operations and cash reserves.

In May 2007, we entered into an accelerated stock repurchase agreement with Goldman Sachs whereby we paid approximately $150 million dollars from domestic cash in exchange for approximately 9.8 million shares of our common stock. See Note 8 (Stock Repurchase Program and Accelerated Stock Buyback Program; Treasury Shares) and Note 17 (Subsequent Events) to the unaudited financial statements included in this Form 10-Q.

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

Contractual Obligations

There were no material changes during the third quarter of fiscal year 2008. However, refer to Note 8 (Stock Repurchase Program and Accelerated Stock Buyback Program; Treasury Shares) to the unaudited financial statements included in this Form 10-Q for a discussion regarding the $150 million accelerated stock repurchase agreement that was entered into in May 2007 under which the Company could have an obligation to pay a purchase price adjustment in cash or in shares of its common stock.

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

Certain of our assets, including certain bank accounts and accounts receivable, exist or have existed, in non U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non U.S. dollar-denominated currencies are principally the Swiss Franc, Euro, and British Pounds Sterling. Additionally, certain of our current and long-term liabilities are denominated principally in Swiss Francs and British Pounds Sterling currency, which are also sensitive to foreign currency exchange rate fluctuations.

Substantially all of our foreign sales are denominated in United States dollars. Currency exchange fluctuations in countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

Interest Rate and Market Risk

As of October 28, 2007, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of October 28, 2007, we had $220.9 million of cash and cash equivalents and $44.9 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not make any sales of unregistered securities during the third quarter of fiscal year 2008.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the third quarter of fiscal year 2008.

Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That MayYet Be Purchased Under The Program (1)
August 2007 (07/30/07-08/26/07)	—	—	—	50.3 million
September 2007 (08/27/07-09/23/07)	—	—	—	50.3 million
October 2007 (09/24/07-10/28/07)	—	—	—	50.3 million

(1)	In the first quarter of fiscal year 2005, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). In the second quarter of fiscal year 2006, the Company announced that it had exhausted the initial authorization and that its Board of Directors had approved an additional $50.0 million for the 2004 Program. In the second quarter of fiscal year 2007, the Company announced that its Board of Directors again had authorized increasing the existing buyback program by an additional $50.0 million, bringing the total authorized under the program to $150 million. In May 2007, the Company entered into an accelerated stock repurchase agreement whereby we paid approximately $150 million dollars to Goldman Sachs in exchange for approximately 9.8 million shares of the Company’s common stock. Average Price Paid per Share information will be available once the Goldman Sachs program ends. See Note 8 (Stock Repurchase Program and Accelerated Stock Buyback Program; Treasury Shares) to the unaudited financial statements included in this Form 10-Q. The Goldman Sachs program is in addition to the 2004 Program. During the third quarter of fiscal year 2008 there were no purchases under the 2004 Program. The 2004 Program does not have an expiration date.
(2)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors or shares surrendered to the Company to cover tax withholding upon vesting of restricted stock.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location
10.1	Settlement Agreement between National Union Fire Insurance Company of Pittsburgh, PA and Semtech Corporation	Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 27, 2007

10.2	Form of Stock Option Cancellation Letter sent to Certain Executive Officers, including Certain Named Executive Officers

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: December 6, 2007	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: December 6, 2007	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief Financial Officer