Form 10-K/A
period 2007-01-28
SEMTECH CORP
filed 2008-03-27
CIK 88941

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

EXPLANATORY NOTE

This Form 10-K/A is filed solely to provide the information regarding Securities Authorized for Issuance under Equity Compensation Plans that is required by Item 12. The Form 10-K as originally filed incorporated this information by reference from the Company’s Definitive Proxy Statement filed in connection with its annual meeting of shareholders to be held on June 14, 2007. The information was inadvertently omitted from the Definitive Proxy Statement. Other than supplying this information in Item 12 and updating the required certifications, no other changes have been made to the Form 10-K for the fiscal year ended January 28, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock that may be issued under our equity compensation plans as of January 28, 2007. This table reflects both current plans and plans under which options are outstanding but from which awards are no longer being made.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the issued column)
Equity compensation plans approved by security holders	8,001,407	$11.86	5,266,563
Equity compensation plans not approved by security holders	5,285,326	$19.20	1,958,622
Total	13,286,733	$14.76	7,225,185

Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan

Equity compensation plans not approved by security holders include the Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan that was approved by our board of directors in September 1999 (the “1999 Plan”). The material features of the 1999 Plan are substantially similar to the material features of the plans that have been approved by shareholders. The 1999 Plan allows for the issuance of options for up to 8,000,000 shares of our common stock to non-directors and non-executive officers. This number has been adjusted for stock splits and under the terms of the plan, is subject to further adjustment in the event that the number of outstanding shares of our common stock are adjusted by reason of a stock split, stock dividend, or the like. Further, any shares granted under the plan that are forfeited back to the Company because of a failure to meet an award contingency or condition are available for delivery pursuant to new awards granted under the plan. All securities remaining available for future issuance under equity compensation plans not approved by security holders are related to the 1999 Plan.

1997 Awards to Non-Employee Directors

Included in the outstanding options portion of equity compensation plans not approved by security holders are non-plan grants of options for an aggregate 120,000 shares of our common stock that were a part of a grant made to certain of our non-employee directors in fiscal year 1998. The material features of these non-plan grants are substantially similar to the material features of the plans that have been approved by shareholders.

Inducement Awards to CEO Maheswaran

Included in the outstanding options portion of equity compensation plans not approved by security holders are options that were awarded to CEO Maheswaran in April 2006, specifically (a) a time-vesting option for 250,000 shares of our common stock and (b) a performance-vesting option for 250,000 shares of our common stock. These awards were not granted under a stockholder-approved equity plan. Rather, in accordance with NASDAQ marketplace rules, the equity awards were approved by the Compensation Committee as an inducement material to Mr. Maheswaran’s entering into employment with the Company. The material features of these awards are described under the caption Equity Incentive Awards to Mr. Maheswaran in the Company’s Definitive Proxy Statement filed in connection with its June 14, 2007 annual meeting of shareholders, which descriptions are incorporated herein by reference.

Additional Information

See Note 14. “Stockholders’ Equity” to the financial statements included in this report.

Other information called for by Item 12

Other information called for by Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement filed in connection with its June 14, 2007 annual meeting of shareholders.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2008	Semtech Corporation

	By:	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer