Form 10-K
period 2008-01-27
SEMTECH CORP
filed 2008-03-27
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 27, 2008

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 29, 2007 was approximately $841 million. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding at March 24, 2008 was 61,480,489.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this report: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders on June 26, 2008.

SEMTECH CORPORATION

INDEX TO FORM 10-K

FOR THE YEAR ENDED JANUARY 27, 2008

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

For the fiscal year ended January 27, 2008, our revenues from the computer end-market were 22% of net sales, the communications end-market, which includes cellular phones applications, was 40%, and the remaining 38% of net sales were from industrial, military and aerospace, and various other end-markets.

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

(fiscal years, percentage of net sales)

End-Application	2008	2007	2006
Cell phone	23%	20%	27%
Computers	22%	24%	30%
Wireline equipment	17%	17%	19%
ATE	3%	7%	4%
Industrial/other	35%	32%	20%

	100%	100%	100%

The following table depicts our main product lines and their end-product applications:

Semtech’s Main Product Lines	Specific End-Product Applications
	Computer	Communications	Industrial / Other

Power Management	Desktop PCs, servers, workstations, notebook computers, add-on cards, PDAs, computer gaming systems	Cellular phones, network cards, routers and hubs, telecom network boards	Power supplies, industrial systems

Protection	Notebook computers, PDAs, USB ports, LAN cards	Cellular phones, base stations, DSL equipment, routers and hubs	Handheld measurement or instrumentation devices

Test and Measurement	Workstations	Cellular base stations, routers and hubs, SONET networks	Automated test equipment

Advanced Communications and Sensing		SONET networks, routers, hubs, switches, fiber modems and wireless headsets	Automated metering reading, industrial control and hearing aids (medical)

Power Discretes			Military, aerospace, medical

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

Continue to release proprietary new products, achieve new design wins, and cross-sell products

We are focused on developing unique, new, proprietary products that bring value to our target customers in our target markets. These products typically are differentiated in performance but are priced competitively. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customers that they intend to incorporate our products into new designs. Our technical talent works closely with our customers in securing design wins, defining new products and in implementing and integrating our products into their systems. We also focus on selling our complete portfolio of products to our existing customers, as we believe the technical expertise of our marketing and sales team allows it to identify and capitalize on cross-selling opportunities.

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

Increase sales efforts in certain geographic areas

We believe that certain geographic markets, such as China, Japan and Europe represent opportunities for added sales and end-customer diversity. China is an emerging market with opportunities that range from portable consumer devices up to high-end networking equipment. Our subsidiary, Semtech International AG, has developed a local presence in China to provide qualified activities, such as marketing, technical advice and monitoring and analyzing market trends and has leveraged its relationship with its Taiwanese and Korean-based customers that are transferring business into China. Japan and Europe have been major consumers of analog and mixed-signal components for many years. We have bolstered our sales efforts in these regions in hopes of finding success in these large markets.

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

Standard Semiconductor Products. Included in Standard Semiconductor Products are integrated circuits (ICs) and discrete components designed for use in standard and specific applications. Standard Semiconductor Products represented approximately 91% of our overall net sales in fiscal year 2008 and 94% and 96% of our overall net sales in fiscal years 2007 and 2006, respectively. The main product lines within our Standard Semiconductor Products are described below.

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

Rectifier, Assembly and Other Products. We design, develop, and market a line of power discrete products comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products. These products are typically used to convert alternating currents (AC) into direct currents (DC) and to protect circuits against very high voltage spikes or high current surges. These products are used in a broad range of military, aerospace, medical, and industrial applications. Rectifier, Assembly and Other Products represented approximately 9% of our overall net sales in fiscal year 2008 and 6% and 4% of our overall net sales in fiscal years 2007 and 2006, respectively.

For further financial information on these segments, refer to the information contained in Note 16 to the Consolidated Financial Statements included in Item 8.

Intellectual Capital and Product Development

The design of intellectual property (IP) and the resulting development of proprietary products is a critical success factor for us. The recruiting and retaining of key technical talent is the foundation for designing, developing and selling this IP, in the form of new proprietary products, in the global marketplace. One of our strategies to recruit this talent is the establishment of multiple design center locations. We have design centers in San Jose and San Diego, California; Raleigh, North Carolina; Neuchatel, Switzerland and the United Kingdom.

Circuit design engineers, layout engineers, product and test engineers, applications engineers and field application engineers are our most valuable employees. Together they perform the critical tasks of designing and laying out integrated circuits, turning these circuits into silicon devices, and conferring with customers about designing these devices into their applications. The majority of our engineers fit into one of these categories. Most of these engineers have many years of experience in the design, development and layout of circuits targeted for use in power management, protection, test and measurement and communication and sensing applications. We also employ a number of software engineers and systems engineers that specialize in the development of software and systems architecture, who enable us to develop systems oriented products in select markets.

$43.1 million of product development and engineering expense was incurred in fiscal year 2008. This represents 15% of net sales. Product development and engineering costs were $41.3 million or 16% of net sales and $37.9 million or 16% of net sales in fiscal years 2007 and 2006, respectively. We intend to make further investments in research and development in the future, which may include increasing our employee headcount and investing in design and development equipment.

Sales and Marketing

Sales made directly to customers during fiscal year 2008 were approximately 37% of net sales. The remaining 63% of net sales were made through independent distributors. We have direct sales personnel located throughout the United States, Europe, Japan, and elsewhere in Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.

We operate internationally primarily through our wholly-owned Swiss subsidiary, Semtech International AG. Semtech International serves the European markets from its headquarters in St. Gallen, Switzerland and through its wholly-owned subsidiaries based in France, Germany, Neuchatel – Switzerland, and the United Kingdom. Semtech International maintains branch sales offices, either directly or through one of its wholly owned subsidiaries, in Taiwan, Korea and Japan. Semtech International also has representative offices located in Shanghai and Shenzhen, China. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.

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

During fiscal year 2008, 2007 and 2006, U.S. sales contributed 19%, 23%, and 18%, respectively to our net sales. Conversely, during fiscal years 2008, 2007, and 2006, foreign sales constituted 81%, 77%, and 82%, respectively, of our net sales. A majority of foreign sales were to customers located in the Asia-Pacific region, with sales to customers located in Korea and Japan comprising 9% of our net sales.

A summary of net sales by region follows:

(fiscal years, in thousands)

	2008		2007		2006
North America	$53,367	19%	$56,710	23%	$42,611	18%
Asia-Pacific	186,395	65%	157,687	62%	168,796	70%
Europe	45,028	16%	38,141	15%	27,931	12%

Total Net Sales	$284,790	100%	$252,538	100%	$239,338	100%

One end-customer that is a major manufacturer of handheld systems and consumer equipment, accounted for 13% of net sales in fiscal year 2008, and 10% of net sales in fiscal year 2007 and 11% of net sales in fiscal year 2006.

One of our Asian distributors accounted for approximately 16% of net sales in fiscal year 2008, 12% of net sales in fiscal year 2007, and 9% of net sales in fiscal year 2006. Another of our Asian distributors accounted for approximately 5%, 7%, and 12%, respectively, of net sales in fiscal years 2008, 2007 and 2006.

Our backlog of orders as of the end of fiscal years 2008, 2007 and 2006 was approximately $70.8 million, $54.4 million and $46.6 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.

Manufacturing Capabilities

Our strategy is to outsource the majority of our manufacturing functions to third-party foundries and assembly and test contractors. The third-party foundries fabricate silicon wafers and the assembly and test contractors package and test our products. We believe this outsourcing permits us to take advantage of the best available technology, leverage the capital investment of others, and reduce our operating costs associated with manufacturing assets.

We perform a very limited amount of probe and final test activities in our Camarillo and San Diego, California; Neuchatel, Switzerland; and Reynosa, Mexico facilities to accommodate situations in which the tight coupling with product design is desirable or where there are unique requirements. Our power discrete products are packaged and tested in-house in Reynosa. Almost all of our other products are packaged and tested by outside subcontractors.

In keeping with our mostly fabless business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2008, the Reynosa facility provided almost all of the silicon for our power discrete products, which were approximately 9% of our end product sales. The remaining 91% of our end products were supported with finished silicon wafers purchased from outside wafer foundries in Asia, the United States, Canada, Europe, and Israel. We anticipate that virtually all the silicon wafers we require will come from outside foundries in fiscal year 2009.

Despite our use of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our outside foundries on the improvement and development of process capabilities. In fiscal year 2008, we purchased the vast majority of our wafers from eight different third-party wafer foundries and used more than 20 different manufacturing processes, including various Bipolar, High-Speed Bipolar, CMOS, RF-CMOS and Bi-CMOS processes.

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

Our largest wafer source is a foundry in China. In fiscal year 2008, this Chinese foundry provided 39% of our total silicon requirements in terms of cost of wafers purchased. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into our pricing arrangement with the foundry.

In fiscal year 2005, we made a prepayment for wafers at our second largest wafer source, a foundry based in Germany. This foundry provided 17% of our total silicon requirements in terms of cost of wafers purchased in fiscal year 2008. In exchange for the prepayment, the foundry reserved a specified level of capacity for us through calendar year 2006. A portion of the unused capacity at the end of calendar year 2006 was, and continues to be, applied against purchases. The remainder of the prepayment is due to be returned in April 2008. The balance of our unsecured prepaid account with this foundry is included in other current assets.

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

For further information regarding our arrangements with suppliers and the location of our long-lived assets, see Notes 5 and 9 to the Consolidated Financial Statements included in Item 8.

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

Intellectual Property and Licenses

We own many U.S. and foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2009 to 2026. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others.

Semtech Neuchatel, a subsidiary of Semtech International AG, licenses certain patents and other intellectual property to others in exchange for use of the other party’s intellectual property and/or royalties or other fees which, in the aggregate, were not material in fiscal year 2008.

We license some intellectual property from other companies and we believe the duration and other terms of the licenses are appropriate for our needs. At January 27, 2008, other current liabilities includes approximately $17,000 of fees payable in connection with the license of certain intellectual property.

We have registered many of our trademarks in the U.S. and in various foreign jurisdictions. Registration generally provides rights in addition to basic trademark protections and are typically renewable upon proof of continued use. We have registered, or are in the process of registering, our SEMTECH trademark in many jurisdictions. In one location use of this trademark is prohibited, but we are permitted to use our Semtech International trade name. This restriction has not had a material impact on our business to date and we do not anticipate it will have a material impact in the future.

We also register certain materials in which we have copyright ownership, which provides additional protection for this intellectual property.

Employees

As of January 27, 2008, we had 781 full-time employees. There were 130 employees in research and development, 98 in sales, marketing and field services, and 95 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions. Approximately 59% of our employees are assigned to the Standard Semiconductor Products segment and approximately 29% are assigned to the Rectifier, Assembly and Other Products segment, with the remaining employees, approximately 12%, serving both segments.

We have not had a work stoppage in at least the last decade and the only unionized employees are approximately 147 Mexican nationals who work at our Reynosa facility, a part of our Rectifier, Assembly and Other Products segment. Our employee relations during the last fiscal year have been, and remain, satisfactory.

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

Our facilities throughout the world are subject to various environmental laws and regulations and we believe our operations are in substantial compliance with those laws and regulations. Due to our limited manufacturing operations, the expense related to environmental compliance for our ongoing operations was immaterial for fiscal years 2008, 2007 and 2006 and has not had any material adverse effect on our capital expenditures, net income, or competitive position. New laws or regulations or changes to existing laws or regulations could subject our ongoing operations to different or additional environmental standards that could increase our cost of compliance in the future. In addition, our cost of doing business could increase if our suppliers increase prices to recoup the cost of their compliance with environmental laws or regulations.

We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites (see Note 13 to our consolidated financial statements included in Item 8). During fiscal years 2008, 2007 and 2006, the expense incurred with respect to these clean up matters was not material.

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

Financial statements and the related reports of our independent public accountants, earnings press releases, and similar communications issued prior to July 20, 2006 should no longer be relied upon and have been superseded by the information contained in the Form 10-K/A for fiscal year 2006 filed on March 29, 2007 (“Form 10-K/A”) that was filed to reflect additional non-cash stock-based compensation following a review of our historical stock option practices (the “restatement”); our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2006, July 30, 2006, and October 29, 2006 which were filed concurrently with the Form 10-K/A (the “FY2007 Form 10-Qs”); and in reports filed with the SEC subsequent to the filing of the Form 10-K/A.

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

Many of our products are used in personal computers and related peripherals. For fiscal year 2008, we estimate that 22% of our sales were used in computer applications. Industry-wide fluctuations in demand for computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

We estimate that sales related to cellular phone applications represented 23% of our sales in fiscal year 2008. In fiscal year 2007, sales tied to cellular phone applications were estimated at 20% of our sales. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, could adversely affect our business.

We sell and trade with foreign customers, which subjects our business to increased risks applicable to international sales

Sales to foreign customers accounted for approximately 81% of net sales in the fiscal year ended January 27, 2008. Sales to our customers located in Taiwan and Korea constituted 15% and 5%, respectively, of net sales for fiscal year

2008. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position

The identity of our largest customers has varied from year to year. Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. One of our end-customers, a major manufacturer of cellular phone handsets and other electronic equipment, accounted for 13% of net sales in fiscal year 2008. In addition, we had several end-customers in fiscal year 2008 that on an annual basis accounted for more than 5% of net sales, but less than 10% of net sales.

Several of our authorized distributors have regularly accounted for more than 10% of net sales on an annual basis. Depending on the authorized distributor and their strategic focus, they can support anywhere from a few end-customers to many end-customers. For fiscal year 2008, two of our Asian distributors accounted for approximately 16% and 7%, respectively, of net sales. As of the end of fiscal year 2008, these two Asian distributors accounted for approximately 14% and 4%, respectively, of our net accounts receivable.

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

Most of our authorized distributors, which together represent more than half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable

In fiscal year 2008, authorized distributors accounted for approximately 63% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2008, our two largest distributors were based in Asia.

The termination of any distributor could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product they hold as the distributor. Since many distributors simply resell finished products, they generally operate on very thin profit margins. If a distributor were to terminate an agreement with us or go out of business, our unsecured accounts receivable from the particular distributor would be subject to significant collection risk.

Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non U.S. dollar-denominated currencies are principally the Euro, Swiss Franc, and British Pound Sterling. We also have a significant number of employees that are paid in foreign currency, the largest groups being United Kingdom-based employees who are paid in British Pound Sterling and Swiss-based employees who are paid in Swiss Francs.

If the value of the U.S. dollar weakens relative to these specific currencies, as it has done in recent years, the cost of doing business in terms of U.S. dollars rises. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances, could harm our business.

Changes in foreign currency exchange rates, particularly the Swiss Franc, also impacts our provision for income taxes and other tax-related balance sheet accounts. By impacting our provision for income taxes, foreign currency exchange rates also impact our reported earnings per share.

From time to time, we do a limited amount of hedging of our foreign exchange exposure. As of January 27, 2008 we had no foreign exchange hedge contracts in place. As a means of managing our foreign exchange exposure, we routinely convert U.S. dollars into foreign currency in advance of the expected payment. Any future use of forward contracts to hedge foreign exchange exposure may be required to be marked-to-market each quarter and can create volatility in net income not directly tied to our operating results.

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

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines and Germany. For fiscal year 2008, approximately 39% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2007, approximately 43% of our silicon in terms of cost of wafers was supplied by this third-party foundry in China. While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

The costs associated with our general product warranty policy and our indemnification of certain customers, distributors, and other parties could be higher in future periods

Our general warranty policy provides for repair or replacement of defective parts. In some cases a refund of the purchase price is offered. In certain instances, we have agreed to other warranty terms, including some indemnification provisions, which could prove to be significantly more costly than repair, replacement or refund. If there is a substantial increase in the rate of customer claims, if our estimate of probable losses relating to identified warranty exposures prove inaccurate, or if our efforts to contractually limit liability prove inadequate, we may record a charge against future cost of sales.

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

We have also entered into agreements with our current and former directors and certain of our current and former executives indemnifying them against certain liabilities incurred in connection with their duties. Our Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to our current and former directors and employees, as does the California Labor Code. In some cases there are limits on and exceptions to our potential indemnification liability. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. Prior to fiscal year 2007, we had not incurred any significant expense as a result of agreements of this type for at least a decade. In fiscal years 2007 and 2008, in conjunction with the review of our historical stock option practices and related litigation, we incurred significant expense by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. We expect that these expenses will continue to be significant until the government inquiries and option-related litigation are resolved. See Note 13 to the consolidated financial statements included in Item 8 of this report for information regarding indemnification expenses associated with the restatement and its underlying circumstances. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make with respect to other matters as a result of these agreements, corporate documents, and statutes.

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

We are subject to review by taxing authorities, including the Internal Revenue Service

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). Tax years prior to 2004 (fiscal year 2005) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items with tax attributes that could impact open tax years. The IRS has established a task force to focus on issues relating to stock option grants. At the end of the fourth quarter of fiscal year 2008, the IRS contacted us in connection with this program and commenced an examination of tax years 2004 (fiscal year 2005) through 2006 (fiscal year 2007). Although we do not expect this examination to have a significant impact on our effective income tax rate or income tax payable, this examination and future audits by taxing authorities could result in increases to tax expense.

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

Management’s report on internal controls as of the end of fiscal year 2008 is included in Item 9A of this report and the required attestation report of our independent registered public accounting firm is included in Part II, Item 8 of this report. Our disclosure controls and procedures are also discussed in Item 9A of this report.

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

We are subject to an SEC inquiry, a Federal Grand Jury subpoena, and shareholder litigation related to our historical stock option practices

See Note 13 to the consolidated financial statements included in Item 8 of this report for information regarding inquiries into our historical stock option practices being conducted by the SEC and under a Federal Grand Jury subpoena. The filing of the Form 10-K/A does not resolve these matters. In the event that either or both of these investigations lead to action against any of our current or former directors, officers, or employees, or the Company itself, the trading price of our common stock may be adversely impacted. If we are subject to adverse findings in either of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Also see Note 13 with respect to shareholder derivative and class action litigation and other matters related to the restatement and its underlying circumstances that could have a material adverse effect on our business and the price of our common stock.

If one or more of these matters continues for a prolonged period of time, they may have the same impact regardless of the ultimate outcome.

We may be required to further amend our financial statements

With the filing of the Form 10-K/A and the FY2007 Form 10-Qs in March 2007, we believe we have corrected the accounting errors arising from our past stock option practices. However, if the SEC disagrees with the accounting methods we used, objects to the manner in which we disclosed the restated financial information or related qualitative information, or otherwise imposes additional requirements with respect to our restated financial statements or stock option restatements in general, we could be required to further amend these filings. Further restatement could also be required if new facts become available as a result of the SEC inquiry, the Federal Grand Jury subpoena, the shareholder litigation or through other means. A further revision of our financial statements could negatively affect our business and the price of the Company’s common stock. Also, a further revision of our financial statements could delay the filing of subsequent SEC reports which, in turn, might result in the delisting of our stock from the Nasdaq Stock Market.

We could face claims by individuals prevented from exercising stock options due to the restatement

The exercise of stock options was prohibited during the restatement process because our filings with the SEC were not current. We could face claims from optionees who were prevented from exercising expiring options or with options that lapsed because exercise was prohibited during the short post-termination period provided for by their award agreements. In fiscal year 2007, the Compensation Committee considered this situation and authorized cash payments to some optionees and we made an accrual for certain other potential claims. See Note 17 to the financial statements included in Item 8 of this report. During fiscal year 2008, all but one of the optionees who were effected released the Company from related claims and were paid the authorized amounts. Negotiations continue with the remaining individual, a former employee.

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

In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company’s stock price. See Note 13 to the consolidated financial statements included in Item 8 of this report for information regarding a class action suit filed in fiscal year 2008 relating to the company’s past stock option practices. This type of litigation could result in substantial costs and divert our management’s attention and resources.

In addition, the future sale of a substantial number of shares of common stock by us or by our existing stockholders or option holders (including directors, officers, and employees, many of whom hold stock options that are approaching their expiration date) may have an adverse impact on the market price of the shares of common stock. There can be no assurance that the trading price of our common stock will remain at or near its current level. The market price of our common stock may be adversely affected by the restatement and matters arising from its underlying circumstances, including the aforementioned SEC investigation, grand jury subpoena, and derivative and class action litigation, as well as by press commentary on the Company’s situation and option granting practices in general.

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

None.

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

We also leased a 44,000 square foot facility in Corpus Christi, Texas, which housed a wafer fabrication line, production testing and certain engineering functions for our protection product line (part of the Standard Semiconductor Products segment). In December 2002, we stopped production in the Corpus Christi facility as part of the strategic move to obtain nearly all of our silicon wafers from outside sources. The Corpus Christi lease ran through December 2021, but in the fourth quarter of fiscal year 2008 we entered into an agreement for early termination. See Note 13 to the financial statements included in this report.

Our San Diego, California facility is an approximately 25,000 square foot building that houses design, test and administrative functions and serves as the business headquarters for our test and measurement product line (part of the Standard Semiconductor Product segment). The lease on this facility runs through September 2009, with an option to extend for an additional five years.

We lease a facility in St. Gallen, Switzerland which serves as corporate headquarters for our Semtech International AG subsidiary and houses finance, administrative and other general functions. The lease on this facility runs through June 2011. In addition, we lease office and warehouse space in Neuchatel, Switzerland, the headquarters for our AC&S product line, which is part of the Standard Semiconductor Product segment. The leases on these facilities run through 2008 and 2013, respectively.

We also lease space to house certain of our other design, sales and marketing and operations in San Jose, California; Raleigh, North Carolina; China; France; Germany; Japan; Korea; the Philippines; Taiwan; and the United Kingdom. The space in New York City that previously housed our HID product group has been sublet.

In the fourth quarter of fiscal year 2007, we entered into a contract to sell a parcel of land in San Diego, California. Based on the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, we reclassified this parcel of land as “held for sale” in the fourth quarter of fiscal year 2007. The sale was completed in the first quarter of fiscal year 2008, resulting in a net gain of approximately $1.3 million. The gain on the sale is in “Interest and other income, net” within the Consolidated Statement of Income for fiscal year ended January 27, 2008. See Note 6 to the financial statements included in this report.

We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

The descriptions of the legal proceedings in Note 13 to the financial statements included in this report are incorporated by reference to this Item 3. These legal proceedings include shareholder derivative suits in which certain current and former directors, officers, and executives are adverse to the Company in that they are named as individual defendants from whom various forms of monetary damages are sought on the Company’s behalf.

During fiscal year 2008 we were not subjected to any penalties requiring disclosure under Section 6707A(e) of the Internal Revenue Code.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During fiscal year 2007 and for most of fiscal year 2008, our common stock traded on the NASDAQ Global Market under the symbol “SMTC.” On January 2, 2008, our common stock began trading on the NASDAQ Global Select Market under the same symbol. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the applicable NASDAQ market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ending January 28, 2007:
First Quarter	$20.26	$17.17
Second Quarter	$21.06	$11.51
Third Quarter	$13.84	$11.00
Fourth Quarter	$13.77	$12.36

Fiscal year ending January 27, 2008:
First Quarter	$15.47	$13.12
Second Quarter	$18.37	$14.23
Third Quarter	$21.11	$15.04
Fourth Quarter	$17.62	$11.66

Holders

On March 24, 2008, the reported last sale price of our common stock on the NASDAQ Global Select Market was $14.93 per share. As of March 24, 2008, we had 393 stockholders of record.

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

Sales of Unregistered Securities

We did not make any unregistered sales of equity securities during fiscal year 2008.

Purchases of Equity

This table provides information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2008.

Issuer Purchases of Equity Securities

Fiscal Month	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1) (2) (3)
November (10-28-07 to 11-25-07)	—	—	—	$50.3 million
December (11-26-07 to 12-23-07)	3,036,400	$16.57	3,036,400	$—
January (12-24-07 to 01-27-08)	—	—	—	$—
Total fourth quarter fiscal year 2008	3,036,400		3,036,400

(1)	In the first quarter of fiscal year 2005, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2004 Program”). In the second quarter of fiscal year 2006, the Company announced that it had exhausted the initial authorization and that its Board of Directors had approved an additional $50.0 million for the 2004 Program. In the second quarter of fiscal year 2007, the Company announced that its Board of Directors again had authorized increasing the existing buyback program by an additional $50.0 million, bringing the total authorized under the program to $150 million. The 2004 Program was concluded on December 12, 2007.
(2)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors or shares surrendered to the Company to cover tax withholding upon vesting of restricted stock.
(3)	In the first quarter of fiscal year 2009, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date.

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

Fiscal year	2002	2003	2004	2005	2006	2007	2008
Semtech Corporation	$100	$39	$77	$54	$57	$39	$37
Nasdaq Stock Market - U.S.	$100	$70	$110	$106	$121	$128	$121
Nasdaq Electronic Components Stock	$100	$53	$106	$73	$83	$85	$78

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

The consolidated statement of income data set forth below for fiscal years 2008, 2007 and 2006 and the consolidated balance sheet data as of the end of fiscal years 2008 and 2007, are derived from, and qualified by reference to, the audited consolidated financial statements in Item 8 of this report. The consolidated statement of income data for fiscal years 2005 and 2004 and the consolidated balance sheet data as of the end of fiscal years 2006, 2005 and 2004 is derived from the audited financial statements in our Form 10-K/A.

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

Income Statement Data

Consolidated Statement of Income

	Fiscal Year Ended
(In thousands, except earnings per share data)	Jan 27 2008 (1)	Jan 28 2007 (1)	Jan 29 2006 (1)	Jan 30 2005 (1)	Jan 25 2004 (1)
Net sales	$284,790	$252,538	$239,338	$253,612	$192,079
Cost of sales	128,513	115,564	105,236	106,407	82,635

Gross profit	156,277	136,974	134,102	147,205	109,444
Operating costs and expenses:
Selling, general & administrative	74,263	70,249	45,600	46,935	42,190
Product development & engineering	43,064	41,256	37,928	35,312	33,319
Intangible amortization (2)	1,102	1,192	4,954	0	0
(Insurance recovery) legal expenses, net (3)	(5,339)	412	(129)	629	0

Total operating costs and expenses	113,090	113,109	88,353	82,876	75,509

Operating income	43,187	23,865	45,749	64,329	33,935
Interest and other income (expense), net (4)	15,120	13,546	7,286	6,304	(451)

Income before taxes	58,307	37,411	53,035	70,633	33,484
Provision for taxes	10,524	6,283	11,084	15,725	7,686

Net income	$47,783	$31,128	$41,951	$54,908	$25,798

Earnings per share:
Basic	$0.72	$0.43	$0.57	$0.74	$0.35
Diluted	$0.71	$0.42	$0.55	$0.70	$0.33
Weighted average number of shares:
Basic	66,424	72,372	73,436	74,187	73,570
Diluted	67,709	74,017	76,114	78,257	77,634

(1)	Beginning with fiscal year 2007, we are required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), to measure compensation cost for all share-based payments (including stock options) at fair value. We have adopted the new standard using the modified prospective transition method.

(2)	Intangible amortization is related to the June 2005 acquisition of XEMICS SA.
(3)	The (insurance recovery) legal expenses, net for fiscal years 2008, 2007, 2006 and 2005 relate to litigation against our insurers to recoup costs related to a customer dispute settled in fiscal year 2004 and paid by the Company in fiscal years 2004 and 2005.
(4)	Interest and other income (expense) for the fiscal year ended January 25, 2004 includes one-time cost of $6.8 million for the retirement of debt and $2.9 million of gain on the extinguishment of debt.

Balance Sheet Data

	Balances as of
(In thousands)	27-Jan 2008	28-Jan 2007	29-Jan 2006	30-Jan 2005	25-Jan 2004
Cash, cash equivalents and investments	$213,397	$338,480	$275,493	$299,590	$273,621
Working capital	255,562	325,443	236,486	222,886	218,345
Total assets	396,046	521,654	472,946	458,984	410,136
Other long-term liabilities	10,569	7,450	5,478	2,410	—
Total stockholders’ equity	348,710	481,181	437,653	425,329	381,177

Certain prior year balances have been reclassified to be consistent with current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s discussion and analysis set forth below reflects the restatement of prior year financial statements. As a result, the information set forth in this Item 7 may not be comparable to discussions and data in our previously filed reports. Financial statements and the related reports of our independent public accountants, earnings press releases, and similar communications issued prior to July 20, 2006 should no longer be relied upon and have been superseded by the information contained in the Form 10-K/A; the FY2007 Form 10-Qs; and in reports filed with the SEC subsequent to the filing of the Form 10-K/A.

Overview

We design, develop and market a broad range of products that are sold principally to customers in the computer, consumer product, communications and industrial markets for a wide variety of end applications. Computer end market applications include notebook and desktop computers, computer graphics, personal digital assistants (PDAs) and servers. Products within the communications market include products for set-top boxes, local area networks, metro and wide area networks, cellular phones and base stations. Industrial and other applications include military and aerospace equipment, power supplies, hearing aids and other medical devices, meter reading and factory automation systems and automated test equipment (ATE). Our end-customers are primarily original equipment manufacturers and their suppliers, including Apple, Cisco, Hewlett Packard, IBM, Intel, LG Electronics, Motorola, Nortel, Phonak, Quanta Computer, Samsung, Siemens, RIM, and Sony.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during fiscal year 2008 were 37% of net sales. The remaining 63% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Malaysia, Korea, the Philippines, Germany, Israel and Canada. For the fiscal year ended January 27, 2008, approximately 39% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2008 constituted approximately 63% of our net sales. Approximately 44% of foreign sales in fiscal year 2008 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

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

During the second quarter of fiscal year 2006 a one-time acquisition related charge to earnings of $4.0 million was recorded for the write-off of in-process research and development. From the close date of June 23, 2005 until the end of our fiscal year 2006 on January 29, 2006, we incurred $954,000 of expense for amortization of other intangible items. The remaining $5.5 million balance of other intangible items as of end the end of fiscal year 2006 will be amortized over future periods. The amount amortized in fiscal year 2008 was $1.1 million. There are no tax-related benefits from these acquisition related costs.

Insurance Settlements

In March 2003, we announced that we had resolved a customer dispute. The terms of the settlement agreement called for the Company to pay the customer $12.0 million in cash in fiscal years 2004 and 2005. At the time of the customer settlement, we stated that we would vigorously pursue insurance coverage for the full value of the settlement. We subsequently filed lawsuits against, and reached settlement with, three of our insurance companies.

We reached settlements with two of the three insurance companies in the second quarter of fiscal year 2006 and reported a $3.0 million gain for these insurance settlements. In the fourth quarter of fiscal year 2008, we reached settlement with the third insurance company and recorded a $6.5 million gain which is included in the Consolidated Statements of Income in “(Insurance recovery) legal expenses, net”. All amounts due under this settlement have been received as of March 13, 2008.

Legal fees and expenses related to the pursuit of the insurance recovery were expensed in the period incurred. The insurance recoveries and related legal fees and expenses for fiscal years 2008, 2007, and 2006 are included in “(Insurance recovery) legal expenses, net” within the Consolidated Statements of Income.

Legal expenses from the inception of this litigation through the end of fiscal year 2008 totaled approximately $5.2 million. On a net basis, we have recovered approximately $4.3 million of the $12 million paid to the customer

Additional information regarding the legal settlements is provided in Note 13 to the financial statements included in this report.

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

Results of Operations

Fiscal Year 2008 Compared With Fiscal Year 2007

Net Sales. Net sales for fiscal year 2008 were $284.8 million, an increase of 12.8% from $252.5 million for fiscal year 2007.

The semiconductor and electronics industry showed signs of improvement in the second half of fiscal year 2007. This strength continued throughout most of fiscal year 2008 exiting the year with only a modest slowing. The year over year sales growth reflected improvements in the Company’s overall execution coupled with favorable market conditions.

Presented below is our estimate of sales by end-market. End-products in the computer end-market include notebook and desktop computers, graphics applications, servers, PDAs, and computer gaming systems. Communications end products include cellular phone handsets, wireless base stations, set-top boxes, and networking, broadband and long-haul communications infrastructure equipment. Industrial and other applications include military and aerospace equipment, power supplies, hearing aids and other medical devices, meter reading and factory automation systems and automated test equipment (ATE).

End-Markets

	2008		2007
(fiscal years, in thousands)	Net Sales	% total	Net Sales	% total	Change
Computer	$62,921	22%	$59,619	24%	6%
Communications	112,949	40%	94,170	37%	20%
Industrial/Other	108,920	38%	98,749	39%	10%

Net sales	$284,790	100%	$252,538	100%	13%

Within the computer end-market category, sales to computer customers increased 6% during fiscal year 2008, driven largely by sales of products used in notebook computers and servers. Sales in the communications category grew 20% during fiscal year 2008. The increase in this segment was driven by strength in sales of the Company’s Protection and Power parts into cellular handsets. Sales for cellular handset applications increased in excess of 25% in fiscal year 2008. Sales in networking and communications infrastructure applications were up 10% for the fiscal year 2008. The increase in the industrial end-market category was driven by a 52% increase in sales for the company’s military and aerospace products as well as a 17% increase for general industrial and medical products for the fiscal year 2008. This increase was offset by a greater than 50% decline in sales into the automated test equipment (ATE) market.

Standard Semiconductor Products represented 91% of net sales in fiscal year 2008, with the Rectifier, Assembly and Other Products segment contributing the remaining 9%.

Details on net sales by reportable segment are presented below.

Reportable Segment

	2008		2007
(fiscal years, in thousands)	Net Sales	% total	Net Sales	% total	Change
Standard Semiconductor Products	$260,035	91%	$236,220	94%	10%
Rectifier, Assembly and Other Products	24,755	9%	16,318	6%	52%

Net Sales	$284,790	100%	$252,538	100%	13%

The 10% increase in sales of Standard Semiconductor Products reflected the broad based strength in the overall Semiconductor and electronic industry for the fiscal year 2008. For the fiscal year 2008 all end markets serviced by the company grew with the exception of sales into the automated test equipment (ATE) end market.

Sales of our Rectifier, Assembly and Other Products increased by 52% in fiscal year 2008 due to strong demand for these products used mostly in military, medical and certain industrial applications.

Gross Profit. Gross profit for fiscal year 2008 was $156.3 million, compared to $137.0 million for the prior year. Gross profit was positively impacted by a 13% increase in net sales for the fiscal year 2008. Our gross margin was 54.9% for fiscal year 2008, up from 54.2% in fiscal year 2007. Our margins were positively impacted by favorable product revenue mix for the year as well as higher absorption of fixed overhead manufacturing costs related to higher production volumes for fiscal year 2008. Additionally, for fiscal year 2007 the Company took a significant write down of obsolete and excessive inventory relating to the decline in our Power Management business year over year of nearly 30%. For fiscal year 2008 the write down for obsolete and excessive inventory was down significantly. Our strategy is to develop new products that offer more advanced and more complex features than the competition, which in turn generally provides for higher gross margin. However, margin improvements may be offset by price erosion due to competition and other factors tied to industry conditions.

Operating Costs and Expenses. Operating costs and expenses were $113.1 million for fiscal year 2008, flat compared to fiscal year 2007. Detailed below are the operating costs and expenses for fiscal years 2008 and 2007. Fiscal years 2008 and 2007 include $14.7 million and $14.9 million of stock-based compensation expense, respectively.

Operating Costs & Expenses

	2008		2007
(fiscal years, in thousands)	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$74,263	26%	$70,249	28%	6%
Product development and engineering	43,064	15%	41,256	16%	4%
Acquisition related items	1,102	—%	1,192	1%	8%
Insurance related legal expenses	(5,339)	(1)%	412	—%	(1,396)%

Total operating costs and expenses	$113,090	40%	$113,109	45%	(0	) %

Selling, general and administrative expenses for fiscal years 2008 and 2007 include approximately $6.2 million and $12.1 million, respectively, for legal, accounting, tax and other professional services in connection with matters related to our historical stock option practices, including the internal investigation (completed in fiscal year 2007), the government inquiries, the preparation of the restated financial statements, the related litigation, and other matters associated with or stemming from the restatement and the underlying circumstances. These expenses include claims for advancement of legal expenses to current and former directors, officers and employees. These expenses also include charges related to compensating optionees who were prevented from exercising expiring or lapsing options during the restatement process. See Notes 13 and 17 to the financial statements included in this report for additional information regarding expenses related to the restatement.

Operating costs and expenses for fiscal years 2008 and 2007 include $1.2 million and $412,000, respectively, of legal fees and expenses related to litigation by the Company seeking insurance recovery of amounts associated with resolution of a past customer dispute. Also included in fiscal year 2008 operating expenses is a $6.5 million gain associated with the settlement by the remaining insurance company defendants. See “Insurance Settlements” above and Note 13 to the financial statements included in this report.

Operating expenses in absolute spending, net of the insurance recovery expense noted above, increased as a percentage of sales. Overall operating expenses declined by 3% in fiscal year 2008 as compared to fiscal year 2007.

Operating Income. Operating income was $43.2 million in fiscal year 2008, up from operating income of $23.9 million in fiscal year 2007. Operating income benefited from a 13% increase in sales and slightly higher margins due to favorable product mix, favorable manufacturing absorption and less obsolete and excess inventory reserves taken in fiscal year 2008.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Reportable Segment

	2008		2007
(fiscal years, in thousands)	Op. Income	% total	Op. Income	% total	Change
Standard Semiconductor Products	$32,793	76%	$18,948	79%	73%
Rectifier, Assembly and Other Products	10,394	24%	4,917	21%	111%

Total operating income	$43,187	100%	$23,865	100%	81%

Certain corporate level expenses not directly attributable to a segment are allocated to the segments based on percentage of sales. Beginning with the second quarter of fiscal year 2007, these allocated expenses include expenses associated with the Company’s investigation into its historical stock option practices, the restatement of its historical financial statements, and related matters. See Notes 13 and 17 to the financial statements included in this report for additional information regarding these expenses.

Operating income for the Standard Semiconductor Products increased in fiscal year 2008 by 73% due to a 10% increase in sales levels and improved gross margins. For fiscal year 2008, operating expenses included $14.7 million of stock-based compensation. Operating income for the Rectifier, Assembly and Other Products increased by 111% in fiscal year 2008 largely due to an increase in sales of greater than 50% and improved manufacturing efficiencies in the company’s Reynosa manufacturing facility.

Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $15.1 million for fiscal year 2008, up from income of $13.5 million in fiscal year 2007. For fiscal years 2008 and 2007, a vast majority of interest and other income was interest income from investments. The improvement in fiscal year 2008 was due primarily to higher rates of return on investments.

Provision for Taxes. The provision for income taxes was $10.5 million for fiscal year 2008 compared to $6.3 million for fiscal year 2007. The effective tax rates for fiscal year 2008 and fiscal year 2007 were 18% and 17%, respectively. The increase in income and the regional mix of income resulted in increased tax expense in fiscal year 2008.

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

End-Markets

	2007		2006
(fiscal years, in thousands)	Net Sales	% total	Net Sales	% total	Change
Computer	$59,619	24%	$71,079	30%	(16)%
Communications	94,170	37%	110,366	46%	(15)%
Industrial/Other	98,749	39%	57,893	24%	71%

Net sales	$252,538	100%	$239,338	100%	6%

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

Details on net sales by reportable segment are presented below.

Reportable Segment

	2007		2006
(fiscal years, in thousands)	Net Sales	% total	Net Sales	% total	Change
Standard Semiconductor Products	$236,220	94%	$229,425	96%	3%
Rectifier, Assembly and Other Products	16,318	6%	9,913	4%	65%

Net Sales	$252,538	100%	$239,338	100%	6%

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

Operating Costs & Expenses

	2007		2006
(fiscal years, in thousands)	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$70,249	28%	$45,600	19%	54%
Product development and engineering	41,256	16%	37,928	16%	9%
Acquisition related items	1,192	1%	4,954	2%	(76)%
Insurance related legal expenses	412	—%	(129)	—%	(419)%

Total operating costs and expenses	$113,109	45%	$88,353	37%	28%

Selling, general and administrative expenses for fiscal year 2007 include approximately $12.1 million for legal, accounting, tax and other professional services in connection with the investigation of our historical stock option practices, the government inquiries regarding the same, the preparation of the restated financial statements, the related derivative litigation, and other matters associated with or stemming from the restatement and the underlying circumstances. These expenses include claims for advancement of legal expenses to current and former directors, officers and employees. These expenses also include charges related to compensating optionees who were prevented from exercising expiring or lapsing options during the restatement process. See Notes 13 and 17 to the financial statements included in this report for additional information regarding expenses related to the restatement.

The 9% increase in spending in the area of product development and engineering, also referred to as research and development (R&D), was largely a result of the full year impact related to the June 2005 acquisition of XEMICS.

Also impacting fiscal year 2007 and 2006 operating expenses were acquisition related expense items, most notably $4.0 million of in-process research and development expense was written-off in fiscal year 2006. In fiscal years 2007 and 2006 there was also $1.2 million and $954,000, respectively, of amortization of intangibles, all resulting from the acquisition of XEMICS. See “Acquisition” above.

Operating costs and expenses for fiscal years 2007 and 2006 include $412,000 and $2.9 million, respectively, of legal fees and expenses related to litigation by the Company seeking insurance recovery of amounts associated with resolution of a past customer dispute. Also included in fiscal year 2006 operating expenses is a $3.0 million recovery of expenses associated with settlements with two of the three insurance company defendants. See “Insurance Settlements” above and Note 13 to the financial statements included in this report.

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

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Reportable Segment

	2007		2006
(fiscal years, in thousands)	Op. Income	% total	Op. Income	% total	Change
Standard Semiconductor Products	$18,948	79%	$44,006	96%	(57)%
Rectifier, Assembly and Other Products	4,917	21%	1,743	4%	182%

Total operating income	$23,865	100%	$45,749	100%	(48)%

Certain corporate level expenses not directly attributable to a segment are allocated to the segments based on percentage of sales. Beginning with the second quarter of fiscal year 2007, these allocated expenses include expenses associated with the Company’s investigation into its historical stock option practices, the restatement of its historical financial statements, and related matters. See Notes 13 and 17 to the financial statements included in this report for additional information regarding these expenses.

Operating income for the Standard Semiconductor Products decreased in fiscal year 2007 by 57% due to lower sales levels and higher operating costs and expenses, including $14.6 million of stock-based compensation. Operating income for the Rectifier, Assembly and Other Products increased by 182% in fiscal year 2007 due to increased sales and improved manufacturing efficiencies.

Interest and Other Income (Expense). Net. Interest and other income (expense), net was income of $13.5 million for fiscal year 2007, up from income of $7.3 million in fiscal year 2006. For fiscal years 2007 and 2006, a vast majority of interest and other income was interest income from investments. The improvement in fiscal year 2007 was mostly due to continued generation of cash from operating activities coupled with higher rates of return on investments.

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

As of January 27, 2008, we had working capital of $255.6 million, compared with $325.4 million as of January 28, 2007 and $236.5 million as of January 29, 2006. The ratio of current assets to current liabilities as of January 27, 2008 was 8.0 to 1, compared to 11.7 to 1 as of January 28, 2007 and 8.9 to 1 as of January 29, 2006. The decrease in working capital as of January 27, 2008 compared to the prior year was primarily due to the $219.9 million stock repurchase transactions in the fiscal year. The increase in working capital as of January 28, 2007 compared to the prior year was primarily due to the sale and maturities of investments net of purchases amounting to $35 million and reclassification of land held for sale from the long-term portion of the balance sheet into current assets.

Cash provided by operating activities was $61.3 million for fiscal year 2008, primarily due to net income of $47.8 million adjusted for non-cash expenses including depreciation and amortization of $10.2 million and stock-based compensation of $14.7 million. This activity was offset by an increase in accounts receivable and inventories of $8.0 million and $8.2 million, respectively, offset by an increase in accounts payable of $4.0 million and accrued liabilities of $4.5 million. The increase in accounts receivable was primarily driven by the increase in sales in the fourth quarter of fiscal year 2008 compared to fiscal year 2007. The increase in inventory was primarily driven by the overall increase in product demand. The increase in accounts payable was due to increases in manufacturing costs to build up inventory and operations expense in support of the increase in sales. The increase in accrued liabilities was primarily driven by the increase in supplemental compensation recorded in fiscal year 2008 and paid in the first quarter of fiscal year 2009.

Cash provided by operating activities was $74.2 million for fiscal year 2007 primarily due to net income of $31.1 million adjusted for non-cash expenses including depreciation and amortization of $11.8 million, stock-based compensation of $12.9 million, and the tax benefit related to stock-based compensation of $9.7 million.

Cash provided by operating activities was $64.7 million for fiscal year 2006 primarily due to net income of $42.0 million adjusted for non-cash expenses including depreciation and amortization of $11.8 million, stock-based compensation of $1.4 million, and the tax benefit related to stock-based compensation of $3.3 million.

Investing activities provided $142.3 million in fiscal year 2008 compared to net cash provided by investing activities of $32.5 million in fiscal year 2007 and $45.6 million used in fiscal year 2006. In fiscal year 2008, the decrease in available-for-sale investments reflects proceeds from sales and maturities net of purchases and contributed $136.0 million to our cash position. We spent $3.8 million on the acquisition of property, plant and equipment. In fiscal year 2007, the decrease in available-for-sale investments reflects proceeds from sales and maturities net of purchases and contributed $35.0 million to our cash position. We spent $3.2 million on the acquisition of property, plant and equipment. The largest cash outlay related to investing activities in fiscal year 2006 was the use of $42.4 million to acquire XEMICS in June of 2005. We spent $10.6 million on capital purchases in fiscal year 2006. The decrease in available-for sale investments reflects proceeds from sales and maturities net of purchases and contributed $7.4 million to our cash position.

Our financing activities used $193.4 million during fiscal year 2008, as compared to using $9.6 million and $35.9 million during fiscal years 2007 and 2006, respectively. The increase in use of cash for financing activities, as compared to the prior two years, was primarily due to the accelerated stock buyback program in June 2007 and the stock buyback program started and completed in December 2007. In fiscal year 2008, $219.9 million was spent on the repurchase of common stock, as compared to $14.2 million and $46.9 million in fiscal years 2007 and 2006, respectively. Proceeds from stock option exercises was $8.0 million in fiscal year 2008 compared to $2.2 million and $9.5 million in fiscal years 2007 and 2006, respectively. Treasury stock was utilized in lieu of newly issued shares for issuance of stock resulting from the exercise of stock options. The use of treasury stock for this purpose amounted to $8.7 million, $0.9 million, and $3.0 million for fiscal years 2008, 2007, and 2006 respectively. For fiscal year 2006 $1.4 million was used to payoff notes payable acquired as part of the XEMICS acquisition.

In order to develop, design and manufacture new products, we have incurred significant expenditures during the past five years. We intend to continue to focus on those areas that have shown potential for viable and profitable market opportunities, which may require additional investment in equipment and will require continued, and perhaps additional, investment in design and application engineers aimed at developing new products. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by our operations and our existing cash balances.

A meaningful portion of our capital resources, and the related liquidity they represent, are held by our foreign subsidiaries. As of January 27, 2008, approximately $143.5 million of our cash, cash equivalents and short-term investments were held in Switzerland, compared to $109.3 million held in Switzerland as of January 28, 2007. If we needed these funds for investment in domestic operations, any repatriation could have negative tax implications.

For all periods presented, the purchases of new capital equipment were made to expand our test capacity, support engineering functions, including product design and qualification and information technology equipment needed to run our business. These purchases were funded from our operating cash flows and existing cash balances.

We believe that operating cash flows together with existing cash balances are sufficient to fund operations and capital expenditures for the foreseeable future.

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

Noted below under “Contractual Obligations” are various commitments we have associated with our business, such as lease commitments and open purchase obligations, that are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 27, 2008.

Contractual Obligations

Presented below is a summary of our contractual obligations as of January 27, 2008.

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating leases	$2,998	$2,814	$1,015	$589	$7,416
Open capital purchase commitments	662				662
Other open purchase commitments	21,818				21,818
Other long-term liabilities		1,013		6,156	7,169

Total contractual cash obligations	$25,478	$3,827	$1,015	$6,745	$37,065

As of January 27, 2008, we had approximately $7.4 million in operating lease commitments that extend over a seven year period. The portion of these operating lease payments due during fiscal year fiscal 2009 is approximately $3.0 million.

Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 27, 2008, as we have not yet received the related goods or taken title to the property.

We maintain a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan for fiscal years 2008, 2007 and 2006 totaled approximately $345,000 (net of $206,000 of forfeitures), $62,000 (net of $640,000 of forfeitures) and $744,000 (net of $77,000 of forfeitures), respectively.

Our liability for deferred compensation under this plan was $6.2 million as of January 27, 2008 and $6.6 million as of January 28, 2007, and is included in other long-term liabilities on the balance sheet and in the table above. We have purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This company-owned life insurance is held in a grantor trust and is intended to cover a majority of our costs of the deferred compensation plan. The cash surrender value of our Company-owned life insurance was $6.2 million as of January 27, 2008 and $6.4 million as of January 28, 2007, and is included in other assets.

In addition to the amounts reflected in the contractual obligations table above, the Company has $11.1 million of FIN 48 non-current accrued taxes for uncertain tax positions. The Company expects that any tax increases from audits would be substantially offset by carryforward tax attributes (i.e., tax credits). Due to the high degree of uncertainty regarding the amounts and timing of possible future cash outflows associated with these FIN 48 liabilities, and the likelihood that any tax liability would be substantially offset by utilizing carryforward tax attributes, we are unable to make reasonable estimates of the period of possible cash settlement.

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

In May 2007, Emerging Issues Task Force No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3) was issued. This EITF clarifies the accounting for the costs of advance payments for goods or services that are non-refundable and to be used in future research and development activities (Advance Payments). The conclusion is that the Advance Payments should be deferred and capitalized to be subsequently recognized as an expense as the goods are delivered or the services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and should be adopted as a change in accounting principle through a cumulative effect adjustment to retained earnings. The measurement and disclosure requirements are effective for the Company beginning in fiscal year 2009. The Company is currently evaluating the impact of EITF 07-3, but does not expect the impact of the adoption to be material.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements– an amendment of ARB No. 51.” This standard requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of this statement will be a balance sheet reclassification of minority interests to stockholders’ equity.

In December 2007, the FASB issued SFAS No. 141(R), which revises SFAS No. 141, Business Combinations, to simplify existing guidance and converge rulemaking under US GAAP with international accounting standards. SFAS No. 141(R) applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of this statement will have a material effect on its financial condition, results of operations, or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to a variety of market risks, such as the foreign exchange and interest rate risks that are detailed below. Many of the factors that can impact on our market risk are external to the company, and so we are unable to fully predict them.

Foreign Currency Risk

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates and we could experience currency gains or losses. Historically, we have not considered our foreign currency exposure to be material, and therefore have not used forward contracts to mitigate foreign currency risks. Our foreign currency exposures may change over time as the level of activity in foreign markets grows and changes in the rates could have an adverse impact upon our financial results.

Certain of our bank accounts and current assets exist in non-U.S. dollar currencies. The non-U.S. dollar currencies are principally the Swiss Franc, Euro, Mexican Peso, and British Pound Sterling. Additionally, certain of our liabilities are denominated in Swiss Francs and British Pounds Sterling subjecting them to fluctuations in foreign currency exchange rates that may result in transaction gain or losses.

All of our foreign sales, which amounted to $181.9 million in fiscal year 2008, are denominated in United States dollars. Currency exchange rate fluctuations in foreign countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

For the fiscal year ended January 27, 2008, approximately $8.7 million of expenses were settled in British Pound Sterling, $17.8 million of expenses were settled in Swiss Francs, $3.9 million of expenses were settled in Euros and $4.9 million of expenses were settled in Mexican Pesos. Had rates of these various foreign currencies strengthened by 10% relative to the U.S. dollar in fiscal year 2008, our costs would have increased approximately $435,000 related to expenses settled in British Pound Sterling, $ 891,000 related to expenses settled in Swiss Francs, $ 195,000 related to expenses settled in Euros and $247,000 related to expenses settled in Mexican pesos.

As of the end of fiscal year 2008, we held cash funds of $463,000 in British Pound Sterling, $769,000 in Swiss Francs, $660,000 in Euros and $65,000 in Mexican Pesos. If rates of these foreign currencies were to strengthen or weaken relative to the U.S. dollar, the Company would realize gains or losses in converting these funds back into U.S. dollars.

Interest Rate and Market Risk

As of January 27, 2008, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of January 27, 2008, we had $172.9 million of cash and cash equivalents and $40.5 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $13.5 million in fiscal year 2008. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments.

Our investments are subject to market risks, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers following investment guidelines set by us. Such guidelines include prescribing credit quality, permissible investments, diversification, and maturity restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term duration. For fiscal year 2008, we implemented an investment strategy to invest new and maturing securities in Federal agency issues lowering the overall credit risk of the portfolio.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Semtech Corporation

We have audited Semtech Corporation’s internal control over financial reporting as of January 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Semtech Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting set forth in Item 9A of this Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Semtech Corporation maintained, in all material respects, effective internal control over financial reporting as of January 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semtech Corporation and subsidiaries as of January 27, 2008 and January 28, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 27, 2008 of Semtech Corporation and our report dated March 24, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Woodland Hills, California

March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Semtech Corporation

We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries as of January 27, 2008 and January 28, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation and subsidiaries at January 27, 2008 and January 28, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Semtech Corporation changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 30, 2006.

Additionally, as discussed in Note 12 to the consolidated financial statements, Semtech Corporation changed its method of accounting for uncertain tax positions in accordance with FASB Interpretation No. 48 on January 29, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Semtech Corporation’s internal control over financial reporting as of January 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Woodland Hills, California

March 24, 2008

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share data)

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
Net Sales	$284,790	$252,538	$239,338
Cost of sales	128,513	115,564	105,236

Gross profit	156,277	136,974	134,102

Operating costs and expenses:
Selling, general and administrative	74,263	70,249	45,600
Product development and engineering	43,064	41,256	37,928
Intangible amortization	1,102	1,192	4,954
(Insurance recovery) legal expenses, net	(5,339)	412	(129)

Total operating costs and expenses	113,090	113,109	88,353

Operating income	43,187	23,865	45,749

Interest and other income, net	15,120	13,546	7,286

Income before taxes	58,307	37,411	53,035
Provision for taxes	10,524	6,283	11,084

NET INCOME	$47,783	$31,128	$41,951

Earnings per share:
Basic	$0.72	$0.43	$0.57
Diluted	$0.71	$0.42	$0.55
Weighted average number of shares used in computing earnings per share:
Basic	66,424	72,372	73,436
Diluted	67,709	74,017	76,114

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 27, 2008 AND JANUARY 28, 2007

(In thousands, except share data)

	January 27, 2008	January 28, 2007
Assets

Current assets:
Cash and cash equivalents	$172,889	$162,674
Temporary investments	36,142	125,979
Receivables, less allowances of $369 in 2008 and $336 in 2007	33,609	25,588
Inventories	28,902	20,493
Deferred income taxes	4,350	3,495
Assets held for sale	65	8,222
Other current assets	16,261	9,476

Total current assets	292,218	355,927
Property, plant and equipment, net	30,569	40,573
Investments, maturities in excess of 1 year	4,366	49,827
Deferred income taxes	26,307	28,190
Goodwill	32,418	32,687
Other intangibles, net	3,182	4,284
Other assets	6,986	10,166

TOTAL ASSETS	$396,046	$521,654

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,922	$9,909
Accrued liabilities	19,477	14,635
Income taxes payable	290	1,974
Deferred revenue	1,466	2,151
Deferred income taxes	1,501	1,500
Other current liabilities	—	315

Total current liabilities	36,656	30,484
Deferred income taxes	111	2,539
Accrued taxes	3,400	—
Other long-term liabilities	7,169	7,450
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,079,894 issued and 61,190,587 outstanding on January 27, 2008 and 77,061,426 issued and 72,304,877 outstanding on January 28, 2007	784	774
Treasury stock, at cost, 16,889,307 shares as of January 27, 2008 and 4,756,549 shares as of January 28, 2007	(291,605)	(85,955)
Additional paid-in capital	342,736	315,972
Retained earnings	296,226	250,517
Accumulated other comprehensive income (loss)	569	(127)

Total stockholders' equity	348,710	481,181

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$396,046	$521,654

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional Paid- in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Stock-holders' Equity
	Common Stock
	Number of Shares	Amount
Balance at January 30, 2005	73,845,130	$758	$276,753	$183,820	$(35,060)	$(942)	$425,329
Comprehensive income:
Net income	—	—	—	41,951	—	—	41,951
Change in net unrealized holding gain (loss) on available-for-sale investments	—	—	—	—	—	(72)	(72)
Translation adjustment	—	—	—	—	—	170	170

Comprehensive income	—	—	—	—	—	—	42,049
Stock-based compensation	—	—	4,730	—	—	—	4,730
Repurchase of outstanding common stock	(2,682,100)	—	—	—	(46,869)	—	(46,869)
Treasury stock reissued	365,306	—	—	(5,024)	7,966	—	2,942
Exercise of stock options	1,165,468	12	3,983	—	—	—	3,995
Tax benefit from exercised stock options	—	—	5,466	—	—	—	5,466
Other	—	—	—	11	—	—	11

Balance at January 29, 2006	72,693,804	$770	$290,932	$220,758	$(73,963)	$(844)	$437,653
Comprehensive income:
Net income	—	—	—	31,128	—	—	31,128
Change in net unrealized holding gain (loss) on available-for-sale investments	—	—	—	—	—	871	871
Translation adjustment	—	—	—	—	—	(154)	(154)

Comprehensive income	—	—	—	—	—	—	31,845
Stock-based compensation	—	—	12,901	—	—	—	12,901
Repurchase of outstanding common stock	(790,700)	—	—	—	(14,240)	—	(14,240)
Treasury stock reissued	113,820	—	—	(1,342)	2,248	—	906
Exercise of stock options	287,953	4	2,236	—	—	—	2,240
Tax benefit from exercised stock options	—	—	9,748	—	—	—	9,748
Other	—	—	155	(27)	—	—	128

Balance at January 28, 2007	72,304,877	$774	$315,972	$250,517	$(85,955)	$(127)	$481,181
Comprehensive income:
Net income	—	—	—	47,783	—	—	47,783
Cumulative effect related to the initial adoption of FIN48	—	—	—	(2,074)	—	—	(2,074)
Change in net unrealized holding gain (loss) on available-for-sale investments	—	—	—	—	—	696	696

Comprehensive income	—	—	—	—	—	—	46,405
Stock-based compensation	—	—	14,541	—	—	—	14,541
Repurchase of outstanding common stock	(12,889,354)	—	—	—	(219,933)	—	(219,933)
Treasury stock reissued	756,596	—	(5,558)	—	14,283	—	8,725
Exercise of stock options	1,018,468	10	8,031	—	—	—	8,041
Tax benefit from exercised stock options	—	—	9,750	—	—	—	9,750

Balance at January 27, 2008	61,190,587	$784	$342,736	$296,226	$(291,605)	$569	$348,710

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	January 27, 2008	January 28, 2007	January 29, 2006
Cash flows from operating activities:
Net income	$47,783	$31,128	$41,951
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,226	11,812	11,752
Deferred income taxes	(2,140)	(2,623)	7,118
Stock-based compensation	14,719	12,901	1,442
Tax benefit on stock based compensation	9,750	9,748	3,289
Excess tax benefits	(9,750)	(1,529)	—
Write-off of in-process research and development	—	—	4,000
(Gain) Loss on disposition of property, plant and equipment	(1,392)	39	27
Changes in assets and liabilities:
Receivables	(8,021)	1,589	(1,977)
Inventories	(8,231)	3,173	4,154
Other assets	538	2,573	(178)
Accounts payable	4,013	(2,430)	(1,019)
Accrued liabilities	4,527	3,790	(4,052)
Deferred revenue	(685)	791	(1,519)
Income taxes payable	730	1,273	(2,794)
Other liabilities	(718)	1,943	2,477

Net cash provided by operations	61,349	74,178	64,671
Cash flows from investing activities:
Purchase of available-for-sale investments	(111,300)	(175,998)	(97,296)
Proceeds from sales and maturities of available-for-sale investments	247,298	211,035	104,717
Proceeds from sale of property, plant and equipment	10,050	752	—
Purchases of property, plant and equipment	(3,765)	(3,249)	(10,564)
Acquisition of XEMICS SA, net of cash acquired	—	—	(42,445)

Net cash provided by (used in) investing activities	142,283	32,540	(45,588)
Cash flows from financing activities:
Repayment of notes payable to bank	—	—	(1,400)
Excess tax benefit received on stock options	9,750	1,529	—
Exercise of stock options	8,041	2,240	9,458
Repurchase of outstanding common stock	(219,933)	(14,240)	(46,869)
Reissuance of treasury stock	8,725	906	2,955

Net cash used in financing activities	(193,417)	(9,565)	(35,856)
Effect of exchange rate changes on cash and cash equivalents	—	1	170

Net increase (decrease) in cash and cash equivalents	10,215	97,154	(16,603)
Cash and cash equivalents at beginning of period	162,674	65,520	82,123

Cash and cash equivalents at end of period	$172,889	$162,674	$65,520

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

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

Fiscal Year

The Company reports results on the basis of fifty-two and fifty-three week periods. The Company’s fiscal year ends on the last Sunday of January. The fiscal years ended January 27, 2008, January 28, 2007 and January 29, 2006 each consisted of fifty-two weeks.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related asset type using the straight-line method for financial statement purposes. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

The estimated service lives of property and equipment are as follows:

Buildings and leasehold improvements	7 to 40 years
Machinery and equipment	5 years
Transportation vehicles	5 years
Furniture and fixtures	7 years
Computers and computer software	3 years

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

In-process research and development (IPR&D) expense, related to the June 2005 acquisition Xemics SA, totaled $4.0 million during fiscal year 2006. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying project, wireless and sensing chips and protocols, had not reached technological feasibility and no alternative future uses existed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to “Business Combinations Accounted for by the Purchase Method,” an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

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

Software Development Costs

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Software development costs incurred prior to achieving technological feasibility as well as certain licensing costs are charged to product development and engineering expense as incurred. For Company products internally developed, software is basically completed once technological feasibility is established and as such, all software development costs have been expensed.

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and its subsequent modifications and interpretations, which include FIN 48, which was adopted by the Company on January 29, 2007. Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Balance Sheets.

As part of the process of preparing the Company’s consolidated financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the Company’s consolidated balance sheet. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. Except as described below, to the extent the Company changes its valuation allowance in a period, the change is recorded through the tax provision on the statement of income.

As a result of historical tax deductions associated with stock option exercise activity, the Company generated substantial U.S. net operating loss carryforwards in prior years which were utilized in years through fiscal year 2008. In prior years, the size of the deferred tax assets attributable to federal net operating losses and credit carryforwards, compared to the projected levels of federal taxable income, elevated the Company’s concern regarding the ability to fully utilize these deferred tax assets prior to expiration. Accordingly, the Company provided a valuation allowance to address this concern. A significant portion of this valuation allowance relates to a benefit from stock option exercise activity. Any release of an established valuation allowance attributable to stock option activity is recorded through paid-in-capital in the period of the adjustment, rather than through the tax provision.

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

Sales and Marketing

The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $830,000, $701,000 and $524,000 for fiscal years 2008, 2007 and 2006, respectively.

Product Development and Engineering

Product development and engineering costs are charged to expense as incurred. In fiscal year 2008, the Company entered into an agreement to provide certain nonrecurring engineering services to an existing customer and billed $1.0 million. Of this amount, $528,000 was recorded as an offset to product development expense incurred in support of this effort. The remaining $507,000 is included in “Accrued liabilities” and represents prepaid amounts from the customer. In fiscal year 2008, the Company incurred approximately $1.2 million in product development and engineering expense related to this nonrecurring engineering effort.

Earnings per Share

The computation of basic and diluted earnings per common share was as follows:

	Fiscal Year Ended
(In thousands, except per share amounts)	January 27, 2008	January 28, 2007	January 29, 2006
Net income	$47,783	$31,128	$41,951

Weighted average common shares outstanding - basic	66,424	72,372	73,436
Dilutive effect of employee equity incentive plans	1,222	1,645	2,678
Dilutive effect of accelerated stock buyback	63	—	—

Weighted average common shares outstanding - diluted	67,709	74,017	76,114

Basic earnings per common share	$0.72	$0.43	$0.57
Diluted earnings per common share	$0.71	$0.42	$0.55

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock. Also included is the impact of shares issuable in settlement of the accelerated stock buyback (See Note 2).

Options to purchase 10.3 million, 8.5 million and 3.1 million shares for fiscal years 2008, 2007 and 2006, respectively, were not included in the computation of diluted net income per share because the grant price of such options was above the average stock price for the period and, therefore, the options were considered anti-dilutive.

Stock-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services.

The Company has various equity award plans (Plans) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 27, 2008, the Company has granted stock option awards (“Options”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company (See Note 14).

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which approximate their fair market value due to the short-term nature of those instruments. The fair value of long-term debt obligations is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values. Temporary and long-term investments are valued based on quoted market prices, which approximate fair market value.

Foreign Exchange Contracts

We have no outstanding foreign exchange contracts as of January 27, 2008.

Recently Issued Accounting Standards

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

In May 2007, Emerging Issues Task Force No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3) was issued. This EITF clarifies the accounting for the costs of advance payments for goods or services that are non-refundable and to be used in future research and development activities (Advance Payments). The conclusion is that the Advance Payments should be deferred and capitalized to be subsequently recognized as an expense as the goods are delivered or the services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and should be adopted as a change in accounting principle through a cumulative effect adjustment to retained earnings. The measurement and disclosure requirements are effective for the Company beginning in fiscal year 2009. The Company is currently evaluating the impact of EITF 07-3, but does not expect the impact of the adoption to be material.

In December 2007, the FASB issued SFAS No. 141(R), which revises SFAS No. 141, Business Combinations, to simplify existing guidance and converge rulemaking under US GAAP with international accounting standards. SFAS No. 141(R) applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of this statement will have a material effect on its financial condition, results of operations, or liquidity.

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

Note 2. Stock Repurchase Program and Accelerated Stock Repurchase Program; Treasury Shares

In fiscal year 2005, the Company established a plan to repurchase its common stock (the “2004 Program”). It subsequently approved increases in the program to bring the total repurchases authorized under the plan to $150 million. The Company has concluded the program. Since inception of the program, the Company has repurchased 8,424,900 shares (3,036,400 in fiscal year 2008) for a total consideration of $150 million ($50.3 million in fiscal year 2008). Of the repurchased shares, 1,389,372 have been reissued as a result of stock option exercises (756,596 shares reissued in fiscal year 2008) with the remainder being held as treasury shares.

On May 30, 2007, the Company announced that its Board of Directors approved an accelerated stock repurchase program and entered into an accelerated stock repurchase agreement (the “Agreement”) with Goldman, Sachs & Co

(“Goldman Sachs”). The Agreement, supplemental to the 2004 Program, provided for the repurchase of $150 million of the Company’s outstanding common stock, subject to certain purchase price adjustments. In June 2007, Goldman Sachs delivered 9,836,066 shares to the Company, which immediately reduced the Company’s outstanding shares used to calculate earnings per share. The accelerated stock repurchase program was completed on December 3, 2007. In accordance with the Agreement, the Company paid a $19.4 million purchase price adjustment to Goldman Sachs based on the Company’s volume weighted average stock price during the program. This brought the total price paid under the program to $169.4 million. The accelerated repurchase program was funded through liquidation of domestic-based short term investments.

The Company currently intends to hold the repurchased shares as treasury stock. The Company typically reissues treasury shares as a result of stock option exercises. In addition to the above repurchase activity, 16,888 shares were withheld from vested restricted stock in fiscal year 2008 to cover employment tax withholding and are being held as treasury shares.

In the first quarter of fiscal year 2009, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date.

Note 3. Temporary and Long-Term Investments

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

In fiscal years 2008, 2007, and 2006, the Company included $696,000 of unrealized net of tax gains on investments, $871,000 of unrealized net of tax gains and $72,000 of unrealized net of tax losses on investments, respectively, in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity. The taxes associated with these comprehensive income items were $467,000 and $389,000 in fiscal years 2008 and 2007, respectively, and a benefit of $47,000 in 2006.

The following table summarizes the Company’s investments as of January 27, 2008 and January 28, 2007:

	January 27, 2008			January 28, 2007
(in thousands)	Market Value	Cost Basis	Unrealized Gain(Loss)	Market Value	Cost Basis	Unrealized Gain(Loss)
U.S. government issues	$11,203	$11,200	$3	$31,797	$32,200	$(403)
State and local government issues	—	—	—	15,100	15,100	—
Corporate issues	29,305	29,118	187	128,909	129,474	(565)

Investments	$40,508	$40,318	$190	$175,806	$176,774	$(968)

As of January 27, 2008, all of the Company’s long-term investments mature on various dates through fiscal year 2010. The Company did not hold any auction rate securities as of January 27, 2008.

The following table summarizes the maturities of the Company’s investments at fiscal year end:

	January 27, 2008		January 28, 2007
	Market Value	Cost Basis	Market Value	Cost Basis
(in thousands)
Within 1 year	$36,142	$36,042	$125,979	$126,677
1 year through 5 years	4,366	4,276	49,827	50,097

Investments	$40,508	$40,318	$175,806	$176,774

Investments in cash and cash equivalents generated interest income of $13.5 million, $13.2 million and $8.0 million in fiscal years 2008, 2007 and 2006, respectively.

Note 4. Inventories

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	January 27, 2008	January 28, 2007
Raw materials	$1,681	$2,723
Work in progress	17,565	11,410
Finished goods	9,656	6,360

Inventories	$28,902	$20,493

Note 5. Other Current Assets

Other current assets are comprised of the following:

(in thousands)	January 27, 2008	January 28, 2007
Prepaid capacity with suppliers	$2,987	$2,908
Prepaid software maintenance	1,086	827
Receivable from insurance settlement	6,500	—
Tax withheld on earned interest	2,606	1,465
Other	3,082	4,276

Other current assets	$16,261	$9,476

Prepaid capacity with suppliers represents advance payments to outside wafer foundries and package and test subcontractors. These arrangements are designed to provide some assurance of capacity, but are not expected to assure access to all the manufacturing capacity that may be needed in the future. In most cases, the Company receives repayment under these arrangements based on the level of wafers and package and test services purchased over time.

On November 26, 2007, Semtech Corporation entered into a written settlement agreement with National Union Fire Insurance Company of Pittsburgh, PA (“National Union”). Under this agreement, Semtech will receive $6.5 million in resolution of claims that it brought against National Union in a lawsuit regarding insurance coverage for a customer dispute settled by the Company in March 2003. The settlement agreement provides for payment of the settlement in two installments in fiscal year 2009, contains mutual releases with respect to the lawsuit and underlying insurance claims, and provides for dismissal of the lawsuit. All amounts due under this settlement have been collected as of March 13, 2008.

Note 6. Assets Held for Sale

In the fourth quarter of fiscal year 2007, the Company entered into a contract to sell a parcel of land in San Diego, California. The Company reclassified the net book value of the land to “Held for Sale”, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The sale was completed in the first quarter of fiscal year 2008 resulting in a net gain of approximately $1.3 million. The gain on the sale is included in “Interest and other income, net” within the Consolidated Statement of Income for the fiscal year ended January 27, 2008.

Note 7. Property, Plant and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation:

(in thousands)	January 27, 2008	January 28, 2007
Property	$6,139	$6,139
Buildings	16,407	16,407
Leasehold improvements	2,053	1,897
Machinery and equipment	52,118	60,998
Furniture and office equipment	16,199	15,117
Construction in progress	662	710

Property, plant and equipment, gross	93,578	101,268
Less accumulated depreciation and amortization	(63,009)	(60,695)

Property, plant and equipment, net	$30,569	$40,573

Depreciation expense was $9.1 million, $10.7 million, and $10.8 million in fiscal year 2008, 2007, and 2006, respectively.

Note 8. Goodwill and Other Intangibles

Goodwill is deemed to have indefinite life and is not amortized, but it is subject to an annual impairment test. Presented below is a summary of changes to goodwill during fiscal year 2008 (dollars in thousands).

Balance as of January 28, 2007	Adjustments	Balance as of January 27, 2008
$32,687	$(269)	$32,418

Intangible assets consist of the following at January 27, 2008 (dollars in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Core technologies	$6,000	$6,000	$(2,818)	$(1,727)	$3,182	$4,273
Customer relationship	30	30	(30)	(19)	—	11

Other Intangibles	$6,030	$6,030	$(2,848)	$(1,746)	$3,182	$4,284

Intangibles are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $1.1 million, $1.2 million and $954,000, respectively, for fiscal years 2008, 2007 and 2006. Assuming no subsequent impairment of the underlying assets, the annual amount of amortization expense for the next three years is expected to be $1.1 million for fiscal year 2009, $1.1 million for fiscal year 2010 and $1.0 million for fiscal year 2011.

Note 9. Other Assets

Other assets consist of the following:

(in thousands)	January 27, 2008	January 28, 2007
Prepaid capacity with suppliers - long term portion	$9	$3,328
Company-owned life insurance	6,229	6,414
Other	748	424

Other assets	$6,986	$10,166

The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This company-owned life insurance is intended to cover a majority of the accrued liability for the deferred compensation plan. See Note 11 regarding the long-term liability associated with this plan.

Note 10. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)	January 27, 2008	January 28, 2007
Payroll and related	$11,751	$9,156
Commissions	1,663	1,328
Accrued legal - costs incurred	2,143	1,250
Other	3,920	2,901

Accrued liabilities	$19,477	$14,635

Note 11. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

(in thousands)	January 27, 2008	January 28, 2007
Deferred compensation plan	$6,156	$6,588
Other	1,013	862

Other long-term liabilities	$7,169	$7,450

The Company maintains a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. A portion of the employee’s deferral is matched by the Company, with the match subject to a vesting period. Compensation expense under this plan for fiscal years 2008, 2007 and 2006 totaled approximately $345,000 (net of $206,000 of forfeitures), $62,000 (net of $640,000 of forfeitures) and $744,000 (net of $77,000 of forfeitures), respectively. See Note 9 regarding the asset intended to offset the majority of this liability.

Note 12. Income Taxes

The provision for taxes consists of the following:

Provision for Taxes

(in thousands)	January 27, 2008	January 28, 2007	January 29, 2006
Current:
Federal	$11,222	$760	$4,986
State	786	185	603
Foreign	656	1,874	22

Subtotal	12,664	2,819	5,611
Deferred:
Federal	(12,685)	3,650	3,540
State	10,438	328	490
Foreign	107	(514)	1,443

Subtotal	(2,140)	3,464	5,473

Provision for taxes	$10,524	$6,283	$11,084

The change in the net deferred tax asset differs from the deferred tax provision as a result of deferred tax assets that do not typically impact the provision. This includes the benefit related to tax deductions from the exercise of non-qualified stock options in excess of compensation cost recognized for financial reporting purposes which is recorded as an increase to additional paid-in capital when realized.

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

Income taxes paid in fiscal years 2008, 2007 and 2006 were $2.7 million, $3.1 million and $3.3 million, respectively.

The components of the net deferred income tax assets at January 27, 2008 and January 28, 2007 are as follows:

Net Deferred Income Tax Asset

(in thousands)	January 27, 2008	January 28, 2007
Current deferred tax asset:
Payroll and related	$418	$1,595
Deferred revenue	1,543	1,910
Inventory reserve	2,561	2,339
Other deferred assets	1,308	620
Valuation reserve	(1,375)	(2,969)

Total current deferred tax asset	4,455	3,495

Non-current deferred tax asset
Research and development charges	5,967	4,967
Research credit carryforward	15,788	21,114
AMT credit carryforward	442	1,061
NOL carryforward	—	7,781
Acquired NOL carryforward - foreign	7,999	4,798
Dispute settlement charges	—	2,627
Payroll and related	2,253	2,097
Stock-based compensation	11,721	10,195
Other deferred assets	168	922
Valuation reserve	(17,264)	(27,372)

Total non-current deferred tax asset	27,074	28,190

Current deferred tax liability:
Inventory reserve - Foreign	(1,164)	(1,209)
Other current deferred tax liability	(441)	(291)
Non-current deferred tax liability:
Depreciation and amortization - Foreign	(111)	(1,021)
Other non-current deferred tax liability	(768)	(206)
Tax contingency reserve	—	(1,312)

Total deferred tax liability	(2,484)	(4,039)

Net deferred tax asset	$29,045	$27,646

Pretax income from foreign operations was approximately $40.2 million, $26.7 million, and $41.1 million for the years ended January 27, 2008, January 28, 2007, and January 29, 2006.

The Company expects to fully utilize the available federal net operating loss (“NOL”) carryforward in its fiscal year 2008 tax filing. The federal NOL carryforward available as of January 28, 2007 was $22.2 million. The federal NOLs were generated from stock option exercises in prior years. In fiscal year 2008, the remaining federal NOL valuation allowance of $7.8 million was released resulting in a credit to additional paid in capital. In fiscal year 2007, $8.6 million of valuation reserve was released to reflect actual utilization of the net operating loss in fiscal year 2007.

As of January 27, 2008, the Company had federal and state research credits available of approximately $11.7 million and $5.8 million for federal and state income tax purposes, respectively, which can be used to offset taxable income, expiring from fiscal years 2011 through 2028. As of January 27, 2008, the Company had federal Alternative Minimum Tax (AMT) credits available of approximately $442,000.

In addition, approximately $1.6 million of federal tax credit carryforward has been generated from stock option exercises in prior years that is not recognized for financial statement purposes until utilized.

Based on estimated future utilization of credit carryforwards, $5.9 million of federal tax credit valuation reserve was released and $4.3 million of net state tax credit valuation reserve was added, resulting in a net tax benefit of $1.6 million in the current fiscal year.

On June 23, 2005, Semtech Corporation, through its wholly owned Swiss subsidiary, Semtech International AG, acquired all of the outstanding shares of XEMICS SA (“XEMICS”) in a cash-for-stock transaction pursuant to a share purchase and sales agreement. As a result of pre-acquisition losses, XEMICS generated substantial net operating loss carryforwards. These net operating losses have a relatively short life and expire between fiscal year 2008 and 2012. Therefore, in fiscal year 2006 the Company established a $5.1 million valuation allowance against this deferred tax asset to address utilization risk. In fiscal year 2007, $314,000 of this valuation allowance was released and recorded to goodwill. In fiscal year 2008, $269,000 of this valuation allowance was released and recorded to goodwill. Any further releases of this valuation allowance also will be recorded to goodwill. In fiscal year 2008, the deferred tax asset and valuation allowance associated with this NOL were increased by $3.5 million to reflect the impact of a change in effective tax rate resulting in an ending deferred tax asset and valuation allowance of $8.0 million.

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

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

(in thousands)	2008	2007	2006
Federal income tax at statutory rate	$20,407	$13,094	$18,595
State income taxes, net of federal benefit	3,164	1,388	1,211
Foreign taxes at rates less than federal rates	(5,752)	(4,889)	(2,537)
Tax credits generated	(986)	(1,365)	(1,433)
Changes in valuation reserve	(1,672)	1,102	1,877
Permanent differences	2,290	902	1,002
Sales exclusion - foreign jurisdiction	(5,080)	(4,284)	(7,310)
Foreign exchange loss - foreign jurisdiction	(2,461)	—	—
Other	614	335	(321)

Provision for taxes	$10,524	$6,283	$11,084

As of January 27, 2008, the Company had approximately $202.5 million of unremitted income related to the Company’s wholly owned European subsidiaries. U.S. federal and state income taxes have not been provided for the undistributed earnings of the Company’s foreign operations. The Company’s policy is to leave the income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested to offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of the Company’s U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

Effective January 29, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Upon adoption and the conclusion of the initial evaluation of our uncertain tax positions (UTP) under FIN 48, the Company recorded a cumulative net increase (after federal impact of state items) in the liability for UTP of $2.1 million which was accounted for as an adoption charge to retained earnings. At January 29, 2007, the gross liability for UTP

(before federal impact of state items) was $5.8 million. The UTP liability of $3.4 million is recorded as a non-current liability and reflected on the balance sheet as “Accrued Taxes”. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

(fiscal year, in thousands)	2008
Balance at January 29, 2007	$5,825
Additions based on tax positions related to the current year	1,270
Additions for tax positions of prior years	4,002
Reductions for tax positions of prior years	—
Settlements	—

Balance at January 27, 2008	$11,097

Included in the balance of unrecognized tax benefits at January 27, 2008, are $9.7 million of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate.

The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the Consolidated Statements of Income. During fiscal year 2008, a net interest decrease of $70,000 was recognized in the Consolidated Statement of Income. The Company had approximately $26,000 and $96,000 of net interest and penalties accrued at January 27, 2008 and January 28, 2007, respectively.

Tax years prior to 2004 (fiscal year 2005) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items with tax attributes that could impact open tax years. At the end of the fourth quarter of fiscal year 2008, the IRS commenced an examination of tax years 2004 (fiscal year 2005) through 2006 (fiscal year 2007). For state returns, the Company is generally not subject to income tax examinations for years prior to 2003 (fiscal year 2004). Our significant foreign tax presence is in Switzerland. Our material Swiss tax filings have been examined through fiscal year 2007. As of January 27, 2008, the Company is not aware of any tax positions for which it was reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months.

Note 13. Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2015. The aggregate minimum annual lease payments under leases in effect on January 27, 2008 are as follows:

Minimum Annual Lease Payments (in thousands)

Fiscal Year Ending:
2009	$2,998
2010	1,871
2011	943
2012	574
2013	441
Thereafter	589

Total minimum lease commitments	$7,416

Not included in operating lease commitments is expected sub-lease income to the Company. Sub-lease agreements are scheduled to provide $ 366,000, $375,000 and $158,000 of annual income for fiscal year 2009, 2010 and 2011, respectively.

Rent expense was $3.3 million, $2.9 million, and $2.5 million for fiscal year 2008, 2007 and 2006, respectively. The Company received $352,000, $359,000, and $230,000 of sub-lease income in fiscal year 2008, 2007 and 2006, respectively. Rent expense for fiscal year 2008 includes approximately $262,000 that was paid to terminate the lease on the Company’s former facility in Corpus Christi, Texas before its scheduled expiration in 2021. The Company is obligated to carry out certain closure activities which are expected to be completed in the first half of fiscal year 2009. $362,000 was accrued for these closure activities at the end of fiscal year 2008.

Retirement Plans

The Company contributed $737,000, $714,000 and $769,000, respectively, in fiscal years 2008, 2007 and 2006 to the 401(k) retirement plan maintained for its employees. In addition, the Company contributed $630,000, $593,000 and $165,000, respectively, in fiscal years 2008, 2007 and 2006 to a Swiss defined contribution plan.

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

Some of the Company’s more significant pending legal matters are discussed below:

Government Inquiries. In May 2006, the Company received a letter from the SEC requesting that it voluntarily provide information regarding stock options granted since January 1, 1997 as part of an informal inquiry. Additionally, in June 2006, the Company received a Grand Jury subpoena from the United States District Court, Southern District of New York, requesting documents relating to the Company’s stock option practices since 1996. The Company responded to these requests in a timely manner and intends to continue to fully cooperate in these inquiries.

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

Shareholder Derivative Lawsuit. In fiscal year 2007, the Company was served with five purported shareholder derivative lawsuits making various allegations with respect to stock option improprieties and financial reporting. The Company is named solely as a nominal defendant against whom the plaintiffs seek no monetary recovery. These lawsuits name various current and former directors, officers, and executives as individual defendants from whom various forms of monetary damages are sought.

Two purported derivative lawsuits with virtually identical complaints that were filed in the Superior Court of the State of California were consolidated into one case captioned In re Semtech Corporation Derivative Litigation (“State Derivative Litigation”). In December 2006, the Court stayed the State Derivative Litigation in favor of the duplicative Federal Derivative Litigation discussed below.

Three purported shareholder derivative lawsuits filed in the U.S. District Court for the Central District of California have been consolidated into a case captioned In re Semtech Corporation Derivative Litigation (“Federal Derivative Litigation”). In light of the settlement discussions discussed below, this case has been taken off calendar.

The Board formed a Special Litigation Committee (“Special Litigation Committee”), comprised of independent Directors Baker and Edwards, to evaluate whether the Company should pursue any of the claims asserted in the derivative lawsuits described above. The Special Litigation Committee determined it is not in the interests of shareholders or the Company to pursue those claims and that the Company should seek to have the suits terminated.

While pursuing termination of the litigation, the Company also participated in mediation in an effort to resolve the suits. In the fourth quarter of fiscal year 2008, the Company reached a tentative settlement in both the Federal Derivative Litigation and the State Derivative Litigation and recorded a charge of $1.6 million, which is net of committed insurance proceeds, for the monetary component of the tentative settlement. The parties are working to document the settlement, which is subject to court approval.

Class Action Lawsuit. In August 2007, a purported class action lawsuit was filed against the Company and certain current and former officers on behalf of persons who purchased or acquired Semtech securities from September 11, 2002 until July 19, 2006. The case alleges violations of Federal securities laws in connection with the Company’s past stock option practices. Plaintiffs demand a jury trial but make no specific monetary demand. The Company has not yet responded to the complaint. A very similar lawsuit, filed in October 2007 by another plaintiff, has not been served. In February 2008, the Mississippi Public Employees’ Retirement System (“MPERS”) filed a motion in the US District Court for the Central District of California for consolidation of the cases described above, appointment of MPERS as lead plaintiff, and approval of selection of counsel. A hearing on the motion has been set for March 31, 2008. The Company is unable to predict the outcome of this litigation.

Settled Customer Dispute and Related Insurance Matter. In March 2003, the Company announced that it had resolved a customer dispute. The terms of the settlement agreement called for the Company to pay the customer $12.0 million in cash in fiscal years 2004 and 2005. At the time of the customer settlement, the Company stated that it would vigorously pursue insurance coverage for the full value of the settlement. The Company subsequently filed lawsuits against, and reached settlement with, three of its insurance companies.

The Company reached settlements with two of the three insurance companies in the second quarter of fiscal year 2006. The Company recorded a $3.0 million recovery in the second quarter of fiscal year 2006 for these insurance settlements. In the fourth quarter of fiscal year 2008, the Company reached settlement with the third insurance company and recorded a $6.5 million recovery which is included in the Consolidated Statements of Income in “(Insurance recovery) legal expenses, net”. All amounts due under this settlement have been received by the Company as of March 13, 2008.

Legal fees and expenses related to the pursuit of the insurance recovery were expensed in the period incurred. The insurance recoveries and related legal fees and expenses for fiscal years 2008, 2007, and 2006 are included in “(Insurance recovery) legal expenses, net” within the Consolidated Statements of Income.

Environmental Matters. In 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company has joined with other potentially responsible parties in an effort to resolve this matter with the State. The group has entered into a Consent Order with the State that requires the group to perform a soils investigation at the site and submit a draft remediation plan. In March 2007, the State approved the group’s draft remediation plan, which has since been published for public comment. No public comments were received. The group is preparing to submit the final remediation plan which, if approved by the State, will complete the group’s obligations under the Consent Order. Although the Consent Order does not require the group to remediate the site, the State has the right to require the removal of contaminated soils and to expand the scope of work to include further investigation of groundwater contamination. To date, the Company’s share of the group’s expenses has not been material and has been expensed. At this time there is not a specific proposal or budget with respect to any additional studies or the clean-up of the site. Thus, no reserve has been established for this matter.

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

The following table details the change in the product warranty accrual.

	Year Ended
(in thousands)	January 27, 2008	January 28, 2007
Beginning balance	$50	$50
Payments made	—	—
Net expense accrued	—	—

Ending balance	$50	$50

If there is a substantial increase in the rate of customer claims, if the Company’s estimates of probable losses relating to identified warranty exposures prove inaccurate, or its efforts to contractually limit liability prove inadequate, the Company may record a charge against future cost of sales.

Indemnification

In the normal course of its business, the Company indemnifies other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise under contracts under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights, and certain environmental matters. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. Accordingly, the Company has not accrued any amounts for such indemnification obligations in fiscal year 2008.

The Company has also entered into agreements with its current and former directors and some current and former Company executives indemnifying them against certain liabilities incurred in connection with their duties. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s current and former directors and employees, as does the California Labor Code. In some cases there are limits on, and exceptions to, the Company’s potential indemnification liability. Prior to fiscal year 2007, the Company had not incurred any significant expense as a result of agreements of this type for at least a decade. Accordingly, the Company did not accrue any amounts for such indemnification obligations for fiscal year 2006. In fiscal years 2008 and 2007, in conjunction with matters related to or stemming from the Company’s historical stock option practices, the Company incurred expense of $1.1 million and $500,000, respectively, by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. All such advances are subject to an undertaking to repay the funds to the Company in certain circumstances. The Company expects to continue to incur significant expense in connection with such advances related to the Government inquiries and the derivative and class action litigation discussed above and other matters associated with or stemming from the circumstances underlying the restatement. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements with respect to other matters.

Note 14. Stock Based Compensation

Overview. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services.

Share-based Payment Arrangements. The Company has various equity award plans (Plans) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 27, 2008, the Company has granted stock option awards (“Options”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.

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

Assumptions in Determining Fair Value of Options

Fiscal Years Ended
	January 27, 2008	January 28, 2007	January 29, 2006
Expected lives, in years	4.0 - 5.0	4.36 - 4.85	4.0 - 6.0
Estimated volatility	40% - 59%	53% - 59%	43%
Dividend yield	—	—	—
Risk-free interest rate	3.5% - 4.9%	4.6% - 4.9%	2.14 - 7.01

The estimated fair value of restricted stock (RSA and RSU) awards was calculated based on the market price of the Company’s common stock on the date of grant. Some RSU awards made during fiscal year 2008 are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on January 27, 2008.

The following table summarizes information about stock options outstanding at January 27, 2008.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)
Price Range Analysis - Outstanding
1.03 - 4.60	672,263	$3.27	0.4999
4.61 - 9.20	646,337	$6.86	0.8314
9.21 - 13.80	461,811	$12.80	4.2111
13.81 - 18.40	7,131,938	$16.23	5.5582
18.41 - 23.00	414,487	$20.46	5.7852
23.01 - 27.60	1,194,737	$25.25	3.3779
27.61 - 32.20	210,950	$29.36	4.0217
32.21 - 36.80	58,000	$33.70	3.8429
36.81 - 41.40	37,000	$38.26	2.4380

Total outstanding	10,827,523

Price Range Analysis - Exercisable
1.03 - 4.60	672,263	$3.27	0.4999
4.61 - 9.20	646,337	$6.86	0.8314
9.21 - 13.80	391,901	$12.75	4.0892
13.81 - 18.40	3,185,428	$16.10	5.3039
18.41 - 23.00	308,536	$20.73	5.3744
23.01 - 27.60	1,167,262	$25.28	3.3111
27.61 - 32.20	210,950	$29.36	4.0217
32.21 - 36.80	58,000	$33.70	3.8429
36.81 - 41.40	37,000	$38.26	2.4380

Total exercisable	6,677,677

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Consolidated Statements of Income for the fiscal years ended January 27, 2008, January 28, 2007 and January 29, 2006, respectively.

Allocation of Stock-based Compensation

	Fiscal Years Ended
(in thousands)	January 27, 2008	January 28, 2007	January 29, 2006
Cost of sales	$1,304	$1,200	$213
Selling, general and administrative	9,430	9,761	920
Product development and engineering	3,985	3,975	394

Stock-based compensation, pre-tax	$14,719	$14,936	$1,527
Stock-based compensation capitalized into inventory	$404	$196	$30

Total stock-based compensation	$15,123	$15,132	$1,557

Impact of Stock-based Compensation

	Fiscal Years Ended
(in thousands)	January 27, 2008	January 28, 2007	January 29, 2006
Stock-based compensation	$14,719	$14,936	$1,527
Associated tax effect	(4,186)	(2,035)	(433)

Net effect on net income	$10,533	$12,901	$1,094

Effect on earnings per share -
Basic	$0.16	$0.18	$0.02
Diluted	$0.16	$0.17	$0.02
Weighted average number of shares -
Basic	66,424	72,372	73,436
Diluted	67,709	74,017	76,114

The tax benefit realized from option exercise activity for fiscal years 2008 and 2007 was $5.2 million and $1.4 million, respectively.

Prior to fiscal year 2007, the Company reported the pro forma impact of stock-based compensation as permitted by APB 25. Net income and net income per share for fiscal year 2006 would have been reduced to the following pro forma amounts had the Company applied the recognition provision of FAS 123 (R) in this prior year period.

(in thousands)	January 29, 2006
Net income as reported	41,951
Add: stock-based compensation included in reported net income, net of tax	1,094
Deduct stock-based compensation expense determined under fair value based method, net of tax	(14,143)

Pro forma net income	28,902

Earnings per share as reported — basic	$0.57
Earnings per share as reported — diluted	$0.55
Pro forma earnings per share—basic	$0.39
Pro forma earnings per share—diluted	$0.38

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for stock option awards in fiscal years 2008, 2007 and 2006 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Number of Shares Exercisable
January 30, 2005	16,037
Grants	1,890	$15.83	$6.87
Exercises	(2,158)			$16,131
Cancellations and forfeitures	(1,528)

January 29, 2006	14,241					9,501

January 29, 2006	14,241
Grants	648	$17.28	$9.12
Exercises	(1,201)			$4,061
Cancellations and forfeitures	(402)

January 28, 2007	13,286					10,313

January 28, 2007	13,286
Grants	2,823	$16.12	$7.72
Exercises	(1,731)			$13,161
Cancellations and forfeitures	(3,550)

January 27, 2008	10,828			$9,848	$23,446	6,678

(1)	Represents the difference between the exercise price and the value of the Company’s stock at the time of exercise, for exercised grants. For outstanding awards, represents the difference between the exercise price and the value of the Company’s stock at fiscal year end.

Rollforward of Unvested Stock Option Awards

(in thousands, except for per share amount)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Expense Period (in years)	Total Fair Value
Unvested at Jan 29, 2007	2,973	$16.27	$8.39		$26,360
Granted	2,817	$16.15	$7.74		$21,794
Vested	(1,063)	$17.14	$9.23		$(10,186)
Forfeited	(577)	$16.70	$8.37		$(4,602)

Unvested at Jan 27, 2008	4,150	$16.42	$8.11	2.4	$33,657

Performance Unit Awards. The Company grants performance vested RSU’s to select employees. These awards have a performance condition in addition to a service condition. The performance condition relates generally to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, which were granted in the second quarter of fiscal year 2008, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of units that can be earned in the aggregate is 350,000. In this scenario, the maximum number of shares that could be issued thereunder would be 175,000; additionally, the Company would have a liability equal to the value of 175,000 shares on the settlement date, which would be settled in cash. At January 27, 2008, the number of these units expected to vest, which includes a factor for forfeitures and a current assessment of the likelihood of meeting the performance measures, was approximately 143,260. The following table summarizes performance unit award activity during fiscal year 2008:

	Total Units	Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per share)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)

(in thousands, except for per share amount)		Units	Units	Recorded Liability
January 29, 2007	—	—	—	—		$—
Granted	175	88	87		$16.14
Vested	—	—	—
Cancelled/Forfeited	(12)	(6)	(6)
Change in Liability				$190.2	$16.14

January 27, 2008	163	82	81	$190.2	$16.14	$1,783	2.4

Restricted Stock Awards. In fiscal year 2008, the Company granted restricted stock awards to select employees. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for restricted stock awards in fiscal years 2008 and 2007 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 30, 2006	—
Granted	100	$17.89
Vested	—		—
Forfeited	—		—

January 28, 2007	100	$17.89		$1,447

January 29, 2007	100
Granted	746	$16.10
Vested	(44)		$788
Forfeited	(17)

January 27, 2008	785	$16.22		$10,675	2.9

(1)	Represents the value of Semtech stock on the date that the restricted stock units vested.

Stock Unit Awards. In the fiscal year 2008, the Company issued, for the first time, stock unit awards to non-employee directors. These RSU’s are accounted for as liabilities because they are cash settled. The value of these awards is remeasured at each reporting period until settlement and the pro-rata vested portion of the award is recognized as a liability. These awards vest after one year of service. The following table summarizes stock unit awards activity during fiscal year 2008:

(in thousands, except per share price)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per share)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 29, 2007	—	—
Granted	32		$17.61
Vested	—
Forfeited	—
Change in Liability		$219

January 27, 2008	32	$219	$17.61	$177	0.4

Note 15. Interest and Other Income, net

Interest and other income, net, consist of the following:

(fiscal years, in thousands)	2008	2007	2006
Interest income	$13,255	$13,116	$8,176
Interest expense	(11)	(34)	(170)
Gain (loss) on sale of assets	1,392	(39)	(54)
Foreign currency transaction gain (loss)	316	519	(402)
Miscellaneous (expense) income	168	(16)	(264)

Interest and other income, net	$15,120	$13,546	$7,286

Note 16. Business Segments and Concentrations of Risk

The Company operates in two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. The Rectifier, Assembly and Other Products segment has represented less than 10% of net sales for the last three fiscal years.

The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes the power management, protection, test and measurement, advanced communications, wireless and sensing, and human input device product lines. The Rectifier, Assembly and Other Products segment includes the Company’s line of assembly and rectifier devices, which are the remaining products from its original founding as a supplier into the military, medical, aerospace and industrial equipment markets.

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

Net sales and operating income, by segment, were as follows:

	Fiscal Year Ended
(in thousands)	January 27, 2008	January 28, 2007	January 29, 2006
Standard Semiconductor Products	$260,035	$236,220	$229,425
Rectifier, Assembly and Other Products	24,755	16,318	9,913

Net Sales	$284,790	$252,538	$239,338

	Fiscal Year Ended
(in thousands)	January 27, 2008	January 28, 2007	January 29, 2006
Standard Semiconductor Products	$32,793	$18,948	$44,006
Rectifier, Assembly and Other Products	10,394	4,917	1,743

Total Operating Income	$43,187	$23,865	$45,749

Certain corporate level expenses not directly attributable to a reportable segment are allocated to the segments based on percentage of sales. Beginning with the third quarter of fiscal year 2007, these allocated expenses include expenses associated with the Company’s investigation into its historical stock option practices, the restatement of its historical financial statements, and related matters. Included in operating income in fiscal years 2008, 2007 and 2006 for the Standard Semiconductor Products segment is $2.8 million, $8.7 million and $0, respectively, of expense associated with the investigation into the Company’s historical stock option practices.

Included in operating income for the Standard Semiconductor Products segment for fiscal years 2008, 2007 and 2006 are legal fees incurred by the Company in suing insurance companies to recover amounts associated with the resolution of a past customer dispute. For fiscal year 2008 and 2007 operating income for the Standard Semiconductor Products segment also included settlement recoveries from the above mentioned insurance companies.

One end-customer that is a leading manufacturer of cellular phones and consumer equipment, and that buys products directly from the Company, accounted for approximately 13%, 10% and 11% of net sales in fiscal year 2008, 2007 and 2006, respectively.

As of January 27, 2008, the same end-customer that is a leading manufacturer of cellular phones and consumer equipment, and that buys products directly from the Company, accounted for approximately 8% of net accounts receivable and one of the Company’s Asian distributors accounted for approximately 14% of net accounts receivable. During fiscal 2008, the same Asian distributor accounted for approximately 16% of net sales. Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

A summary of regions, as a percentage of total sales, follows. The Company does not track customer sales by region for each individual reporting segment.

	Fiscal Year Ended
(% of net sales)	January 27, 2008	January 28, 2007	January 29, 2006
Domestic	19%	23%	18%
Asia-Pacific	65%	62%	70%
Europe	16%	15%	12%

Total	100%	100%	100%

Long-lived assets located within the United States as of January 27, 2008 and January 28, 2007 were approximately $21.6 million and $31.6 million, respectively. The reduction in long-lived assets was impacted primarily by the disposal of undeveloped land located in San Diego, California. Long-lived assets located outside the United States as of January 27, 2008 and January 28, 2007 was approximately $8.9 million and $17.2 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers. The Company has consigned certain equipment to a foundry based in China to support its specialized processes run at the foundry. The provision of these assets to the wafer foundry is factored into the Company’s pricing arrangement with the foundry. The Company has also installed its own equipment at some of its packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Malaysia, Singapore, the Philippines, Germany, Israel and Canada. The Company’s largest source of silicon wafers is a foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Malaysia, the Philippines and China.

Note 17. Matters Related to Historical Stock Option Practices

Expiration of Stock Options. The exercise of stock options was prohibited during the restatement process because the Company’s filings with the SEC were not current. Thus, the Company could face claims from optionees who were prevented from exercising expiring options or from former employees with options that lapsed because exercise was prohibited during the short post-termination period provided for by their award agreements. In this regard, in fiscal year 2007 the Compensation Committee authorized cash payments to some current and former employees and the Company made an accrual with respect to certain employee and director options that expired or lapsed in fiscal year 2007 and in the first quarter of fiscal year 2008. $2.5 million was expensed for this item in fiscal year 2007, with $264,000 charged to Cost of Goods Sold, $897,000 charged to Product Development and Engineering, and $1.3 million charged to Selling, General and Administrative. An additional $42,000 was expensed in the fourth quarter of fiscal year 2008.

Costs of Restatement and Legal Activities. Since May 2006, the Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from the restatement and the underlying circumstances, including the now-completed internal review, Special Committee investigation, and restated financial statements, and the on-going government inquiries, derivative litigation and class action litigation.

In fiscal year 2008 and 2007, respectively, approximately $4.6 million and $9.6 million of these expenses were charged to Selling, General and Administrative. The Company expects to continue to incur significant expense in connection with the on-going matters. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. All such advances, which totaled approximately $1.1 million for fiscal year 2008 and $500,000 for fiscal year 2007, are subject to an undertaking to repay the funds to the Company in certain circumstances. See Note 13 for additional information regarding indemnification.

Note 18. Selected Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited consolidated statements of income data for each of the eight quarterly periods ended January 27, 2008, as well as that data expressed as a percentage of our net sales for the quarters presented. All quarters presented consisted of thirteen weeks. The sum of quarterly per share amounts may differ from year to date amounts due to rounding.

	Fiscal Year 2007				Fiscal Year 2008
	Quarters Ended				Quarters Ended
(in thousands, except per share data)	Apr 30 2006	Jul 30 2006	Oct 29 2006	Jan 28 2007	Apr 29 2007	Jul 29 2007	Oct 28 2007	Jan 27 2008
Net Sales	$65,943	$64,921	$63,711	$57,963	$60,566	$67,048	78,556	$78,620
Cost of Sales	28,032	29,558	29,188	28,786	27,313	30,058	35,695	35,447

Gross Profit	37,911	35,363	34,523	29,177	33,253	36,990	42,861	43,173
Operating costs and expenses:
Selling, general & administrative	15,124	17,512	19,952	17,661	18,181	17,943	17,764	20,375
Product development & engineering	10,702	10,189	9,628	10,737	10,005	10,581	11,206	11,272
Amortization of expense related to acquisition intangibles	365	275	276	276	276	275	276	275
Insurance related legal expenses	160	106	32	114	175	324	416	(6,254)

Total operating costs and expenses	26,351	28,082	29,888	28,788	28,637	29,123	29,662	25,668

Operating income	11,560	7,281	4,635	389	4,616	7,867	13,199	17,505
Interest and other income, net	2,922	3,161	3,509	3,954	5,715	3,542	3,055	2,808

Income before taxes	14,482	10,442	8,144	4,343	10,331	11,409	16,254	20,313
Provision for taxes	2,725	2,012	1,798	(252)	2,400	2,387	284	5,453

Net income	$11,757	$8,430	$6,346	$4,595	$7,931	$9,022	$15,970	$14,860

Earnings per share:
Basic	$0.16	$0.12	$0.09	$0.06	$0.11	$0.13	$0.25	$0.24
Diluted	$0.16	$0.11	$0.09	$0.06	$0.11	$0.13	$0.24	$0.23
Weighted average number of shares:
Basic	72,575	72,291	72,298	72,433	72,379	66,984	63,726	62,622
Diluted	74,715	73,929	73,718	74,311	73,593	68,844	66,347	63,536

	Fiscal Year 2007				Fiscal Year 2008
	Quarters Ended				Quarters Ended
	Apr 30 2006	Jul 30 2006	Oct 29 2006	Jan 28 2007	Apr 29 2007	Jul 29 2007	Oct 28 2007	Jan 27 2008
Net Sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of Sales	42%	46%	46%	50%	45%	45%	45%	45%

Gross Profit	58%	54%	54%	50%	55%	55%	55%	55%
Operating costs and expenses:
Selling, general & administrative	23%	27%	31%	31%	30%	27%	23%	26%
Product development & engineering	16%	16%	15%	19%	17%	16%	14%	14%
Amortization of expense related to	1%	0%	0%	0%	0%	0%	0%	0%
Insurance related legal expenses	0%	0%	0%	0%	0%	0%	1%	-8%

Total operating costs and expenses	40%	43%	46%	50%	47%	43%	38%	32%

Operating income	18%	11%	8%	0%	8%	12%	17%	23%
Interest and other income, net	4%	5%	5%	7%	9%	5%	4%	4%

Income before taxes	22%	16%	13%	7%	17%	17%	21%	27%
Provision for taxes	4%	3%	3%	-1%	4%	4%	0%	7%

Net income	18%	13%	10%	8%	13%	13%	20%	20%

ITEM 9.	CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 27, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the Securities and Exchange Commission.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that as of January 27, 2008 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of January 27, 2008. Ernst & Young LLP’s report is included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2008 was reported on a Form 8-K during that period.

As permitted by applicable SEC rules, the Company has elected to include the following information in this Form 10-K in lieu of reporting it on a separately filed Form 8-K:

Amendments to Bylaws

On March 24, 2008 the Board of Directors of the Company amended the Company’s Bylaws (“Bylaws”).

Section 2.02 of the Bylaws, regarding special meetings of the stockholders, was amended to state that the only business that may be transacted at a special meeting is the business specified in the notice to stockholders of such meeting.

Section 2.11 of the Bylaws was amended to adopt new advance notice procedures for stockholder business. Generally, to be considered at an annual meeting of the stockholders business must either (a) be properly brought before the meeting by the Board or (b) be a proper matter for stockholder action under Delaware law that is brought before the meeting by a stockholder who (i) gives notice as specified by Section 2.11, (ii) is a stockholder of record on the date notice for the meeting is given, and (iii) is a stockholder on the record date of the meeting. Generally, notice must be given to the Company’s Secretary at least 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders and must contain certain information regarding the proposed business, including a brief description of the business, a disclosure of any material interest of the stockholder in the business, and a representation that the stockholder will appear at the meeting in person or by proxy to introduce the business.

Section 2.12 of the Bylaws was amended to adopt new advance notice procedures for stockholder nominations of directors. Generally, to be considered at an annual or special meeting of the stockholders director nominations must be (a) specified in the notice of meeting, (b) made by or at the direction of the Board, or (c) made by a stockholder who (i) gives notice as specified by Section 2.12, (ii) is a stockholder of record on the date notice for the meeting is given, and (iii) is a stockholder on the record date of the meeting. Generally, to be timely notice must be given to the Company’s Secretary at least 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders or, in the case of a special meeting called for the purpose of electing directors, not later than 10 days following the day on which notice of the special meeting was mailed or public disclosure of the date of the meeting was made, whichever first occurs. The notice must contain the information required by Section 2.11 regarding the stockholder giving the notice and certain information regarding the nominee, including the number of shares of Company stock owned by the nominee and a description of any arrangements between the stockholder and nominee and/or any other person pursuant to which the nomination is made.

Section 8.05 of the Bylaws was amended to (i) state that the Bylaws may be amended by written consent of the stockholders pursuant to Section 2.09 and (ii) provide that any proposal to amend the Bylaws at an annual meeting of stockholders must comply with the advance notice provisions of Section 2.11.

The foregoing summary of the revisions to the Bylaws is qualified in its entirety by the Bylaws attached to this report as Exhibit 3.2 and incorporated herein by reference. Also see Item 10 below regarding changes to the Company’s Director Nominations Policy.

Stock Ownership Guidelines

On March 24, 2008, the Compensation Committee of the Board approved the Executive Stock Ownership Guidelines document attached to this report as Exhibit 10.39 and incorporated herein by reference.

New Equity Incentive Plan

On March 24, 2008, the Board approved the Semtech Corporation 2008 Long-Term Equity Incentive Plan (“Plan”) that is attached to this report as Exhibit 10.40 and incorporated herein by reference. The Board further determined to submit the Plan for approval by shareholders at the annual meeting of shareholders on June 26, 2008.

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

The following individuals comprise our Board of Directors:

Rockell N. Hankin Chairman of the Board	Private Investor

Glen M. Antle	Chairman of Trident Microsystems Systems, Inc, a company that designs, develops and markets integrated circuits

Wilford Dean Baker	Consultant to firms in the technology sector on program reviews as well as evaluations of technical, management, and strategic matters

James P. Burra	Chief Executive Officer of Endural LLC., a manufacturer of vacuum formed, high density polyethylene containers

Bruce C. Edwards	Chairman Emeritus of Powerwave Technologies, Inc., a leading supplier of antenna systems, base station subsystems and coverage solutions to the wireless communications industry

James T. Lindstrom	Chief Financial Officer, eSilicon Corporation, a company that designs and manufacturers custom semiconductor chips

Mohan R. Maheswaran	President and Chief Executive Officer, Semtech Corporation

John L. Piotrowski	General (retired) United States Air Force; consultant

James T. Schraith	Private Investor and Management Consultant

The Executive Officers and Key Executives of the Company are:

Mohan R. Maheswaran	President and Chief Executive Officer

Emeka Chukwu	Vice President and Chief Financial Officer

Kenneth J. Barry	Vice President, Human Resources

Clemente (Clay ) Beltran	Vice President, Worldwide Operations

Kevin P. Caffey	Vice President, Quality and Reliability

Alain Dantec	Senior Vice President, Advanced Communications and Sensing Products

Suzanna Fabos	General Counsel and Secretary

James Kim	Vice President, Worldwide Sales and Marketing

Resat N. Necar	Vice President, Strategies and Business Development

Jeffrey T. Pohlman	Senior Vice President, Protection Products

J. Michael Wilson	Senior Vice President, Power Management Products

In March 2008, the Company amended its Director Nominations Policy to revise the deadline for shareholders to submit nominating recommendations. The policy previously required that shareholders submit recommendations no later than 120 calendar days prior to the first anniversary of the date of the proxy statement for the prior annual meeting of shareholders. The revised policy requires that shareholders submit recommendations no later than 90 calendar days prior to the first anniversary of the date of the annual meeting. If no annual meeting was held in the prior year or the annual meeting for the current year will be held on a date that is not within 30 calendar days of the first anniversary of the meeting for the prior year, the revised policy provides that a recommendation will be considered timely if submitted ten calendar days following the sooner of the day on which notice of the annual meeting of shareholders for the current year was either mailed or disclosed publicly. This summary of the revisions to the Director Nominations Policy is qualified in its entirety by the Directors Nominations Policy included in the Company’s Definitive Proxy Statement filed in connection with its annual meeting of shareholders on June 26, 2008 and incorporated herein by reference. Also see the revisions to the Company’s Bylaws described in Item 9B of this report.

Other information called for by Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement filed in connection with its annual meeting of shareholders on June 26, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference from the Company’s Definitive Proxy Statement filed in connection with its annual meeting of shareholders on June 26, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock that may be issued under our equity compensation plans as of January 27, 2008. This table reflects both current plans and plans under which options are outstanding but from which awards are no longer being made.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the issued column)
Equity compensation plans approved by security holders	7,232,053	14.47	4,240,964
Equity compensation plans not approved by security holders	3,790,470	19.78	2,795,442
Total	11,022,523	16.30	7,036,406

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

Inducement Awards to CEO Maheswaran

Included in the outstanding options portion of equity compensation plans not approved by security holders are options that were awarded to CEO Maheswaran in April 2006. These awards were not granted under a stockholder-approved equity plan. Rather, in accordance with NASDAQ marketplace rules, the equity awards were approved by the Compensation Committee as an inducement material to Mr. Maheswaran’s entering into employment with the Company. These awards are administered by the Compensation Committee, which has authority to interpret the award provisions and make all required determinations under the awards. This authority includes making proportionate adjustments to the awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits.

Time-Vesting Stock Option. A time-vesting option for 250,000 shares of our common stock is subject to a four-year vesting schedule, with 25% of the stock option vesting on each of the first four anniversaries of the grant date, subject to Mr. Maheswaran’s continued employment. Once vested, the stock option will generally remain exercisable until its normal expiration date, the sixth anniversary of the grant date. However, vested stock options may terminate earlier in connection with a change in control transaction. Subject to any accelerated vesting that may apply in the circumstances (as described below), the unvested portion of the stock option will immediately terminate upon a termination of Mr. Maheswaran’s employment. In such circumstances, Mr. Maheswaran will generally have 90 days to exercise the vested portion of the stock option following the termination of employment. This period is extended to 12 months if the termination is on account of Mr. Maheswaran’s death or disability. In no event will Mr. Maheswaran be permitted to exercise the stock option after its normal expiration date. The stock option does not include any dividend or dividend equivalent rights.

Performance-Vesting Stock Options. A performance-vesting option for 250,000 shares of our common stock is subject to vesting on each of the first six annual anniversaries of the grant date based on the Company’s annual earnings per share (“EPS”) growth as compared to an annual EPS growth of a peer group. EPS is determined by the Compensation Committee under generally accepted accounting principles (excluding charges and credits under FAS 123R and extraordinary, non-recurring items). The peer group, which will be subject to review by the Compensation Committee, initially consists of the following companies: Linear Technology Corp.; Maxim Integrated Products, Inc.; Intersil Corp.; Analog Devices, Inc.; Micrel Inc.; National Semiconductor Corp.; and Texas Instruments, Inc.

Annual EPS growth will be measured, as of each vesting date, based on the most recently completed four quarters for which the peer group companies have publicly disclosed their audited financial statements. On each vesting date, 25% of the shares subject to the option will vest if the Company’s annual EPS growth equals the peer group average, with linear interpolation to a maximum of 50% of the shares if the Company’s annual EPS growth ranks first among the peer group. No portion of the option will vest in any year for which the Company’s annual EPS growth is below the peer group average. To the extent vesting does not occur on any particular vesting date because the target described above is not achieved, the portion of the option that would have vested but for missing the target will be eligible to vest on future vesting dates if the target is then achieved. In no event will more than 50% of the shares subject to the option be eligible to vest on any vesting date.

Once vested, the stock option will generally remain exercisable until its normal expiration date, the sixth anniversary of the grant date. However, vested stock options may terminate earlier in connection with a change in control transaction. Subject to any accelerated vesting that may apply in the circumstances (as described below), the unvested portion of the stock option will immediately terminate upon a termination of Mr. Maheswaran’s employment. In such circumstances, Mr. Maheswaran will generally have 90 days to exercise the vested portion of the stock option following the termination of employment. This period is extended to one year if the termination is on account of Mr. Maheswaran’s death or disability. In no event will Mr. Maheswaran be permitted to exercise the stock option after its normal expiration date. The stock option does not include any dividend or dividend equivalent rights.

Under the terms of these awards, to the extent not already vested, an additional 25% of the total number of shares subject to each of the awards described above will become fully vested if Mr. Maheswaran’s employment is terminated by the Company without cause (and not on account of his death or disability) or he voluntarily terminates employment for good reason. “Cause” and “good reason” are defined in the applicable award agreements. In addition, the awards will become fully vested if, within 12 months following a change in control, Mr. Maheswaran’s employment is terminated by the Company without cause (and not on account of his death or disability) or he voluntarily terminates for good reason. Accelerated vesting under either of these scenarios is conditioned upon Mr. Maheswaran entering into a release of claims in favor of the Company and compliance for one year with restrictive covenants regarding employment by, or consulting for, competitors.

The foregoing summary of the terms of Mr. Maheswaran’s equity awards does not purport to be complete and is qualified in its entirety by the Equity Award Agreements that are Exhibits 10.21 and 10.22 to this report.

Additional Information

See Note 14. “Stock Based Compensation” to the financial statements included in this report.

Security Ownership of Certain Beneficial Owners and Management

The other information called for by Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement filed in connection with its annual meeting of shareholders on June 26, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference from the Company’s Definitive Proxy Statement filed in connection with its annual meeting of shareholders on June 28, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated by reference from the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders on June 28, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements, schedules, and reports included in this Form 10-K. are listed in the index under Item 8 in this report.

(a)(2)	Schedules other than those listed in Item 8 are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

SCHEDULE II

SEMTECH CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED JANUARY 27, 2008

	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 29, 2006
Allowance for doubtful accounts	$512,000	$(23,000)	$(27,000)	$462,000
Year ended January 28, 2007
Allowance for doubtful accounts	$462,000	$(5,000)	$(121,000)	$336,000
Year ended January 27, 2008
Allowance for doubtful accounts	$336,000	$(6,000)	$39,000	$369,000

(a)(3)	Exhibits. These exhibits are available without charge upon request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated. Exhibits 10.1 through 10.40 constitute management contracts or compensatory plans or arrangements.

Exhibit No.	Description	Location
3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation

10.1	Policy Regarding Director Compensation	Exhibit 10.10 to the Company’s Quarterly Report on Form 10 for the quarterly period ended July 29, 2007

10.2	The Company’s 1994 Long-term Stock Incentive Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-44033) filed January 9, 1998

10.3	The Company’s 1994 Non-Employee Directors Stock Option Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-00599) filed January 31, 1996

10. 4	The Company’s Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.5	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.6	Form of Option Agreement for Options Awarded to Non-Employee Directors on December 5, 2002	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.7	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006

10.8	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.9	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.10	Form of Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.11	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.12	Adoption Agreement adopting The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan) as amended and restated effective January 1, 2005	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.13	Amended and Restated Plan Document for The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan), effective January 1, 2005	Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.14	Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.15	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005

10.16	Cash Bonus Incentive Plan amended and restated as of January 30, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2006

10.17	Semtech Corporation Bonus Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 28, 2006

10.18	Semtech Corporation Bonus Plan, amended and restated effective January 29, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.19	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.20	Agreement dated April 3, 2006 with respect to inducement award of restricted stock to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.21	Option Award Agreement dated April 3, 2006 with respect to time-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.22	Option Award Agreement dated April 3, 2006 with respect to performance-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.23	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.24	Memo to Emeka Chukwu dated, April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.25	Agreement and General Release executed by Paul D. Peterson on March 2, 2007	Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.26	Letter to John D. Poe dated March 28, 2007	Exhibit 10.29 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 29, 2006

10.27	Letter to David G. Franz, Jr. dated March 28, 2007	Exhibit 10.30 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 29, 2006

10.28	Limited Release Executed April 12, 2007 by Rockell N. Hankin	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.29	Compensatory Arrangements of Certain Officers and Directors	Items 5.02 and 8.01 of the Company’s Current Report on Form 8-K filed June 12, 2007

10.30	Form of Long-Term Stock Incentive Plan Option Award Certificate	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.31	Form of Long-Term Stock Incentive Plan Restricted Stock Award Certificate	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.32	Form of Long-Term Stock Incentive Plan Performance Unit Award Certificate	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.33	Form of Long-Term Stock Incentive Plan Option Award Certificate (Non-Employee Directors)	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.34	Form of Long-Term Stock Incentive Plan Non-Employee Director Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2007

10.35	Form of Stock Option Cancellation Letter sent to Certain Executive Officers, including Certain Named Executive Officers	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2007

10.36	Compensatory Arrangements of Certain Officers	Item 5.02 of the Company’s Current Report on Form 8-K filed March 5, 2008

10.37	Compensatory Arrangements of Certain Officers	Item 5.02 of the Company’s Current Report on Form 8-K filed March 20, 2008

10.38	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.39	Semtech Corporation Executive Stock Ownership Guidelines

10.40	Semtech Corporation 2008 Long-Term Equity Incentive Plan (subject to shareholder approval June 26, 2008)

10.41	Master Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2007

10.42	Supplemental Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2007

10.43	Settlement Agreement between National Union Fire Insurance Company of Pittsburgh, PA and Semtech Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 27, 2007

10.44	Stockholder Protection Agreement, dated June 25, 1998, between Semtech Corporation and Chase Mellon Shareholder Services as rights agent	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 1998

14	Semtech Corporation Code of Conduct	Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

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

Date: March 26, 2008	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: March 26, 2008	/s/ Emeka Chukwu
Emeka Chukwu
Vice President, Finance and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 24, 2008	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 26, 2008	/s/ Glen M. Antle
Glen M. Antle
Director

Date: March 24, 2008	/s/ W. Dean Baker
W. Dean Baker
Director

Date: March 26, 2008	/s/ James P. Burra
James P. Burra
Director

Date: March 26, 2008	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 26, 2008	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 26, 2008	/s/ John L. Piotrowski
John L. Piotrowski
Director

Date: March 26, 2008	/s/ James T. Schraith
James T. Schraith
Director