Form 10-Q
period 2008-04-27
SEMTECH CORP
filed 2008-06-06
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 27, 2008

or

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

Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value per share, outstanding at May 29, 2008: 61,822,347

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED APRIL 27, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	April 27 2008	April 29 2007
Net sales	$74,444	$60,566
Cost of sales	33,653	27,313

Gross profit	40,791	33,253

Operating costs and expenses:
Selling, general and administrative	18,621	18,181
Product development and engineering	11,073	10,005
Intangible amortization	273	276
Insurance related legal expenses	—	175
Restructuring charges	2,169	—

Total operating costs and expenses	32,136	28,637

Operating income	8,655	4,616
Interest and other income, net	1,740	5,715

Income before taxes	10,395	10,331
Provision for taxes	2,318	2,400

Net income	$8,077	$7,931

Earnings per share:
Basic	$0.13	$0.11
Diluted	$0.13	$0.11
Weighted-average number of shares used in computing earnings per share:
Basic	61,352	72,379
Diluted	62,104	73,593

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	April 27 2008	January 27 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$189,952	$172,889
Temporary investments	35,200	36,142
Receivables, less allowances of $384 at April 27, 2008 and $369 at January 27, 2008	35,324	33,609
Inventories	32,654	28,902
Deferred income taxes	4,155	4,350
Other current assets	11,185	16,326

Total current assets	308,470	292,218
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $64,795 as of April 27, 2008 and $63,009 as of January 27, 2008	30,751	30,569
Investments, maturities in excess of 1 year	4,050	4,366
Deferred income taxes	26,511	26,307
Goodwill	32,133	32,418
Other intangibles, net	2,909	3,182
Other assets	7,312	6,986

Total non-current assets	103,666	103,828

Total Assets	$412,136	$396,046

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,660	$13,922
Accrued liabilities	16,325	19,477
Income taxes payable	—	290
Deferred revenue	1,678	1,466
Deferred income taxes	1,501	1,501

Total current liabilities	36,164	36,656
Non-current liabilities:
Deferred income taxes	111	111
Accrued taxes	3,490	3,400
Other long-term liabilities	7,434	7,169
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,068,144 issued and 61,668,622 outstanding on April 27, 2008 and 78,079,894 issued and 61,190,587 outstanding on January 27, 2008	784	784
Treasury stock, at cost, 16,417,522 shares as of April 27, 2008 and 16,889,307 shares as of January 27, 2008	(282,093)	(291,605)
Additional paid-in capital	341,472	342,736
Retained earnings	304,308	296,226
Accumulated other comprehensive income	466	569

Total stockholders’ equity	364,937	348,710

Total Liabilities and Stockholders’ Equity	$412,136	$396,046

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 27 2008	April 29 2007
Cash flows from operating activities:
Net income	$8,077	$7,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,073	2,759
Deferred income taxes	(333)	(734)
Stock-based compensation	4,800	2,434
Tax benefit on stock based compensation	1,424	2,298
Excess tax benefits	(1,205)	(1,158)
(Gain) Loss on disposition of property, plant and equipment	93	(1,329)
Changes in assets and liabilities:
Receivables, net	(1,715)	627
Inventories	(3,769)	295
Other assets	4,815	(2,896)
Accounts payable	2,738	2,512
Accrued liabilities	(3,152)	(3,193)
Deferred revenue	212	108
Income taxes payable	(5)	659
Other liabilities	28	365

Net cash provided by operations	14,081	10,678
Cash flows from investing activities:
Purchase of available-for-sale investments	(15,238)	(125,810)
Proceeds from sales and maturities of available-for-sale investments	16,314	147,780
Proceeds from sale of property, plant and equipment	—	9,581
Purchases of property, plant and equipment	(2,076)	(699)

Net cash provided by (used in) investing activities	(1,000)	30,852
Cash flows from financing activities:
Excess tax benefit received on stock options	1,205	1,158
Exercise of stock options	2,800	2,422
Repurchase of outstanding common stock	(30)	(119)

Net cash provided by financing activities	3,975	3,461
Effect of exchange rate changes on cash and cash equivalents	7	(1)

Net increase in cash and cash equivalents	17,063	44,990
Cash and cash equivalents at beginning of period	172,889	162,882

Cash and cash equivalents at end of period	$189,952	$207,872

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying interim consolidated condensed financial statements of Semtech Corporation (“Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech Corporation and its subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting estimates requiring management’s most significant and subjective judgments include:

•	The recognition and measurement of current and deferred income tax assets and liabilities;

•	The valuation of inventory; and

•	The valuation and recognition of share-based compensation

Note 2: Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week quarter in 53-week years. The first quarter of fiscal years 2009 and 2008 each consisted of 13 weeks.

Note 3: Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

Note 4: Adoption of New Accounting Pronouncement

In the first quarter of fiscal year 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2010, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations. Refer to Note 10 for further discussion regarding fair value.

Note 5: Stock Repurchase Program; Treasury Shares

In the first quarter of fiscal year 2009, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date. No shares were repurchased under this program in the first quarter of fiscal year 2009. The Company currently intends to hold any repurchased shares as treasury stock. The Company typically reissues treasury shares in connection with stock option exercises.

Note 6: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
(in thousands)	April 27, 2008	April 29, 2007
Net income	$8,077	$7,931
Change in net unrealized holding gain (loss) on available-for-sale investments	(110)	234
Gain (loss) for translation adjustment	7	2

Total comprehensive income	$7,974	$8,167

Note 7: Earnings Per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended
(In thousands, Except Per Share Amounts)	April 27, 2008	April 29, 2007
Net income	$8,077	$7,931

Weighted average common shares outstanding - basic	61,352	72,379
Dilutive effect of employee equity incentive plans	752	1,214

Weighted average common shares outstanding - diluted	62,104	73,593

Basic earnings per common share	$0.13	$0.11
Diluted earnings per common share	$0.13	$0.11

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

Options to purchase approximately 9.5 million shares and 7.3 million shares for the first quarter of fiscal years 2009 and 2008, respectively, were not included in the computation of diluted net income per share because the options were considered anti-dilutive.

Note 8: Stock Based Compensation

Overview. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services.

Share-based Payment Arrangements. The Company has various equity award plans (Plans) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of April 27, 2008, the Company has granted stock option awards (“Options”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.

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

Assumptions in Determining Fair Value of Options

	Three Months Ended
	April 27 2008	April 29 2007
Expected lives, in years	5.0	none issued
Estimated volatility	40%	none issued
Dividend yield	—	none issued
Risk-free interest rate	2.7%	none issued
Weighted-average fair value on grant date of options granted	$5.09	none issued

The estimated fair value of restricted stock (RSA and RSU) awards was calculated based on the market price of the Company’s common stock on the date of grant. Some RSU awards are classified as liabilities rather than equity, due to the cash settlement feature of the awards. The value of awards classified as liabilities was re-measured on April 27, 2008.

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Consolidated Condensed Statements of Income for the first quarter of fiscal years 2009 and 2008, respectively.

Allocation of Stock-based Compensation

(in thousands)

	Three Months Ended
	April 27, 2008	April 29, 2007
Cost of sales	$404	$311
Selling, general and administrative	3,373	1,429
Product development and engineering	1,045	734

Stock-based compensation, pre-tax	4,822	2,474
Net change in stock-based compensation captitalized into inventory	(22)	(40)

Total stock-based compensation	$4,800	$2,434

Impact of Stock-based Compensation

(in thousands)

	Three Months Ended
	April 27, 2008	April 29, 2007
Stock-based compensation	$4,822	$2,474
Associated tax effect	(1,111)	(705)

Net effect on net income	$3,711	$1,769

Effect on earnings per share -
Basic	$0.06	$0.02
Diluted	$0.06	$0.02
Weighted average number of shares -
Basic	61,352	72,379
Diluted	62,104	73,593

For the first quarter of fiscal years 2009 and 2008, the tax benefit realized from option exercises was $1.4 million and $1.2 million respectively.

Note 9: Investments

Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the balance sheet date. Certain short-term, highly liquid investments, are accounted for as cash and cash equivalents.

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

The following table summarizes the Company’s investments as of April 27, 2008 and January 27, 2008:

	April 27, 2008			January 27, 2008
	Market Value	Cost Basis	Unrealized Loss	Market Value	Cost Basis	Unrealized Loss
U.S. government issues	$21,358	$21,409	$(51)	$11,203	$11,200	$3
Corporate issues	17,892	17,827	65	29,305	29,118	187

Investments	$39,250	$39,236	$14	$40,508	$40,318	$190

The following table summarizes the maturities of the Company’s investments at April 27, 2008 and January 27, 2008:

Investment maturities (in thousands)

	April 27, 2008		January 27, 2008
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$35,200	$35,190	$36,142	$36,042
After 1 year through 5 years	4,050	4,046	4,366	4,276

	$39,250	$39,236	$40,508	$40,318

The Company did not hold any auction rate securities or structured investment vehicles as of April 27, 2008.

In the first quarter of fiscal years 2009 and 2008, the Company incurred $110,000 unrealized loss and $234,000 of unrealized gain, respectively (net of tax), on investments. These unrealized gains and losses are the result of fluctuations in the market value of our investments and are included in the accumulated other comprehensive income portion of the Consolidated Condensed Balance Sheets. The tax associated with these comprehensive income items for the first quarter of fiscal years 2009 and 2008 was a reduction to the deferred tax liability of $72,000 and an increase to the deferred tax liability of $158,000, respectively.

Investments and cash and cash equivalents generated interest income of $1.8 million and $4.3 million in the first quarter of fiscal years 2009 and 2008, respectively.

Note 10: Fair Value

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements consisted of the following items as of April 27, 2008:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Temporary investments	$35,200	$35,200
Investments, maturities in excess of 1 year	4,050	4,050
Other investments-deferred compensation	6,538	6,538

	$45,788	$45,788	$—	$—

Liabilities
Deferred compensation	$(6,838)	$(6,838)

	$(6,838)	$(6,838)	$—	$—

Note 11: Inventories

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

Inventories (in thousands):

	April 27, 2008	January 27, 2008
Raw materials	$1,954	$1,681
Work in process	20,049	17,565
Finished goods	10,651	9,656

	$32,654	$28,902

Note 12: Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but it is subject to an annual impairment test. Presented below is a summary of changes to goodwill resulting from the realization of a tax benefit from a fully reserved acquisition related deferred tax asset during the first quarter of fiscal year 2009.

(in thousands)	Balance as of January 27, 2008	Adjustments	Balance as of April 27, 2008
Goodwill	$32,418	$(285)	$32,133

Intangibles are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $273,000 and $276,000, respectively, for the first quarter of fiscal years 2009 and 2008. No significant residual value is expected. There are no tax-related benefits from these acquisition related costs.

Intangible assets consist of the following at April 27, 2008:

	Gross Carrying Amount		Accumulated Amortization		Net
(in thousands)	April 27, 2008	January 27, 2008	April 27, 2008	January 27, 2008	April 27, 2008	January 27, 2008
Core technologies	$6,000	$6,000	$(3,091)	$(2,818)	$2,909	$3,182

Note 13: Commitments and Contingencies

Retirement Plans

The Company contributed approximately $262,000 and $226,000, respectively, in the first quarter of fiscal years 2009 and 2008 to the 401(k) retirement plan maintained for its U.S. employees. In addition, the Company contributed approximately $185,000 and $160,000, in the first quarter of fiscal years 2009 and 2008, respectively, to a defined contribution plan for Swiss employees.

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

Management is of the opinion that the ultimate resolution of such matters now pending will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. However, the outcome of legal proceedings cannot be predicted with any degree of certainty.

The following discussion is limited to certain recent developments concerning our legal matters. This update should be read in conjunction with the discussion in Note 13 to the financial statements in Item 8 of the Company’s Form 10-K for the year ended January 27, 2008 and, unless otherwise indicated, all proceedings discussed in the Form 10-K remain outstanding.

Class Action Lawsuit. In August 2007, a purported class action lawsuit was filed against the Company and certain current and former officers on behalf of persons who purchased or acquired Semtech securities from September 11, 2002 until July 19, 2006. The case alleges violations of Federal securities laws in connection with the Company’s past stock option practices. A very similar lawsuit, filed in October 2007 by another plaintiff, has not been served. In February 2008, the Mississippi Public Employees’ Retirement System (“MPERS”) filed a motion in the US District Court for the Central District of California for consolidation of the cases described above, appointment of MPERS as lead plaintiff, and approval of selection of counsel. The MPERS motion was granted in late March 2008. The Company is analyzing the amended complaint received in early June 2008 and is unable to predict the outcome of this litigation.

Environmental Matters. In 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company joined with other potentially responsible parties and entered into a Consent Order with the State that required the group to perform a soils investigation at the site and submit a remediation plan. The State has approved the remediation plan, which, completes the group’s obligations under the Consent Order. Although the Consent Order does not require the group to remediate the site and the State has indicated it intends to look to other parties for remediation, the State has not yet issued “no further action” letters to the group members. To date, the Company’s share of the group’s expenses has not been material and has been expensed.

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

Indemnification

In the normal course of its business, the Company indemnifies other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise under contracts under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights, and certain environmental matters. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. Accordingly, the Company has not accrued any amounts for such indemnification obligations in the first three months of fiscal year 2009.

The Company has also entered into agreements with its current and former directors and some current and former Company executives indemnifying them against certain liabilities incurred in connection with their duties. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s current and former directors and employees, as does the California Labor Code. In some cases there are limits on, and exceptions to, the Company’s potential indemnification liability. In the first three months of fiscal years 2009 and 2008, the Company incurred expense of $16,000 and $322,000, respectively, by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. These advances are associated with Government inquiries, derivative and class action litigation, and other matters related to or stemming from the Company’s historical stock option practices. All such advances are subject to an undertaking to repay the funds to the Company in certain circumstances. The Company expects to continue to incur significant expense in connection with such advances associated with matters related to historical stock option practices. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements with respect to other matters.

Note 14: Taxes

The effective tax rate differs from the 35 percent statutory corporate tax rate primarily due to the impact of lower foreign tax rates.

As of April 27, 2008, the gross liability for uncertain tax positions was $11.1 million, unchanged from January 27, 2008. Included in this amount is $9.7 million of net tax benefits that, if recognized, would impact the effective tax rate. The $9.7 million includes $6.2 million and $6.3 million as of April 27, 2008 and January 27, 2008, respectively, which has not yet reduced income tax payments and, therefore, has been netted against non-current deferred tax assets. The remaining $3.5 million and $3.4 million liability as of April 27, 2008 and January 27, 2008, respectively, is included in non-current Accrued Taxes.

The Company’s policy is to include interest and penalties related to income tax matters within the provision for taxes on the Consolidated Statements of Income. As of April 27, 2008 and January 27, 2008 the Company had $28,000 and $26,000, respectively, accrued for interest and penalties.

Tax years prior to 2004 (fiscal year 2005) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items with tax attributes that could impact open tax years. At the end of the fourth quarter of fiscal year 2008, the IRS commenced an examination of tax years 2004 (fiscal year 2005) through 2006 (fiscal year 2007). For state returns, the Company is generally not subject to income tax examinations for years prior to 2003 (fiscal year 2004). Our significant foreign tax presence is in Switzerland. Our material Swiss tax filings have been examined through fiscal year 2007. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The Company is not aware of any tax positions for which it was reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months.

Note 15: Restructuring Costs

During the quarter ended April 27, 2008, the Company initiated a restructuring plan within the Standard Semiconductor Products segment to reorganize certain Company operations, consolidate research and development activities and reduce its workforce. The reorganization and consolidation are expected to be completed in the second quarter of fiscal year 2009. During the first quarter of fiscal year 2009, the Company recorded costs of $2.2 million for employee severance and facility consolidation costs. Restructuring charges are presented separately in operating costs and expenses on the Consolidated Condensed Statements of Income.

The following table summarizes the restructuring charge and liability balance included in accrued liabilities and other long-term liabilities on the Consolidated Condensed Balance Sheet as of April 27, 2008.

(in thousands)	Restructuring Change	Asset Writedown	Cash Payments	Restructuring at April 27, 2008
Severance and benefits	$763.6	$—	$(299.2)	$464.4
Lease termination costs	631.0	—	—	631.0
Open commitments	294.1	—	—	294.1
Asset impairment	470.1	(470.1)	—	—
Other costs	11.0	—	—	11.0

	$2,169.8	$(470.1)	$(299.2)	$1,400.5

The outstanding liability for restructuring costs is classified on the Company’s Consolidated Condensed Balance Sheet as of April 27, 2008 as follows:

(in thousands)
Accrued liabilities	$1,168.9
Other long-term liabilities	231.6

$1,400.5

Note 16: Business Segment and Concentration of Risk

The Company operates in two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products.

The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes the power management, protection, advanced communication and sensing product lines. The Rectifier, Assembly and Other Products segment includes the Company’s line of assembly and rectifier devices, which are the remaining products from its original founding as a supplier into the military, aerospace and industrial equipment markets.

The accounting policies of the segments are the same as those described above and in the Company’s Form 10-K for the year ended January 27, 2008 in the summary of significant accounting policies. The Company evaluates segment performance based on the net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data below operating income.

The Company does not track or assign assets to individual reportable segments. Accordingly, depreciation expense and capital additions are not tracked by reportable segments.

Net Sales (in thousands)

	Three Months Ended
	April 27, 2008	April 29, 2007
Standard Semiconductor Products	$66,272	$55,498
Rectifier, Assembly and Other Products	8,172	5,068

Net Sales	$74,444	$60,566

Operating Income (in thousands)

	Three Months Ended
	April 27, 2008	April 29, 2007
Standard Semiconductor Products	$4,702	$3,204
Rectifier, Assembly and Other Products	3,953	1,412

Total Operating Income	$8,655	$4,616

Certain corporate level expenses not directly attributable to a reportable segment are allocated to the segments based on percentage of sales. These include expenses associated with matters related to the Company’s historical stock option practices, including the now-completed restatement of past financial statements and the on-going government inquiries, derivative litigation and class action litigation. Included in operating income in the first quarter of fiscal years 2009 and 2008 for the Standard Semiconductor Products segment is approximately $129,000 of recovery and $1.9 million of expense, respectively, associated with matters related to the Company’s historical stock option practices.

Included in operating income for the Standard Semiconductor Products segment for the first quarter of fiscal years 2009 and 2008 are legal fees incurred by the Company in suing insurance companies to recover amounts associated with the resolution of a past customer dispute. All matters related to this dispute are now considered resolved and the Company does not expect to incur any further costs associated with this matter.

One end-customer that is a leading manufacturer of cellular phones and consumer equipment, and that buys products directly from the Company, accounted for approximately 13% of net sales in the first quarters of fiscal year 2009 and fiscal year 2008. One of our Asian distributors accounted for approximately 14% of net sales in the first quarters of fiscal year 2009 and fiscal year 2008.

As of April 27, 2008, one of the Company’s Asian distributors accounted for approximately 12% of net accounts receivable. As of April 29, 2007, the same Asian distributors accounted for approximately 13% of net accounts receivable. Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Sales by Region (% of net sales)

	Three Months Ended
	April 27, 2008	April 29, 2007
Domestic	25%	22%
Asia-Pacific	60%	64%
Europe	15%	14%

Total	100%	100%

The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Malaysia, the Philippines and China.

Note 17: Matters Related to Historical Stock Option Practices

Since May 2006, the Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from its historical stock option practices, including the now-completed internal review, Special Committee investigation, and restatement of past financial statements, and the on-going government inquiries, derivative litigation and class action litigation.

In the first quarter of fiscal year 2009 and 2008, respectively, approximately $55,000, net of a $250,000 insurance recovery for certain investigative costs, and $2.1 million of these expenses were charged to Selling, General and Administrative. The Company expects to continue to incur significant expense in connection with the on-going matters. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. All such advances, which totaled approximately $16,000 and $322,000 for the first quarters of fiscal year 2009 and 2008, are subject to an undertaking to repay the funds to the Company in certain circumstances. See Note 13 for additional information regarding indemnification.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the consolidated condensed financial statements and the notes to the consolidated condensed financial statements included elsewhere in this Form 10-Q.

Forward Looking Statements

This discussion contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,” “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of our annual report on Form 10-K for the year ended January 27, 2008. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

We design, produce and market a broad range of products that are sold principally to customers in the consumer, industrial, computing and communications end-markets. The consumer market includes handheld products, set-top boxes, digital televisions, digital video recorders, Bluetooth headsets and other consumer equipment. Included in the industrial customer base is automated meter reading, military and aerospace, medical, automated test equipment, security, automotive, home automation, and other industrial equipment. The computing market includes desktops, servers, notebooks, graphics, printers, and other computer peripherals. The communications market includes base stations, optical networks, switches and routers, wireless LAN, and other communication infrastructure equipment. Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel, Apple, Cisco, Compal Electronics, Dell, Hewlett Packard, Intel, LG Electronics, Motorola, Nokia Siemens Networks, Phonak, Quanta Computer, Research In Motion, Samsung, Sanyo, Siemens, and Sony.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the first quarter of fiscal year 2009 were 43% of net sales. The remaining 57% of net sales were made through independent distributors.

We divide and operate our business based on two reportable segments: Standard Semiconductor Products and Rectifier, Assembly and Other Products. We evaluate segment performance based on the net sales and operating income of each segment. We do not track segment data or evaluate segment performance on additional financial information. We do not track balance sheet items by individual reportable segments. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The Standard Semiconductor Products segment makes up the vast majority of overall sales and includes our power management, protection, advanced communication and sensing product lines. The Rectifier, Assembly and Other Products segment includes our line of assembly and rectifier devices, which are the remaining products from our founding as a supplier into the military and aerospace market.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. During the first quarter of fiscal year 2009, approximately 47% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for the first quarter of fiscal year 2009 constituted approximately 74% of our net sales compared to 78% in the first quarter of fiscal year 2008. Approximately 81% of foreign sales in the first quarter of fiscal year 2009 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Sales into the Computing and Consumer markets have historically been seasonal and generally experience weaker demand in the first and second fiscal quarters of each year followed by stronger demand in the third and fourth fiscal quarters.

Critical Accounting Policies and Estimates

With the exception of the adoption of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) in the first quarter of fiscal year 2009, there have been no significant changes to the our critical accounting policies during the quarter ended April 27, 2008. Refer to the disclosures regarding other critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the our Annual Report on Form 10-K for the fiscal year ended January 27, 2008.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended
	April 27, 2008	April 29, 2007
Net sales	100.0%	100.0%
Cost of sales	45.2%	45.1%

Gross profit	54.8%	54.9%

Operating costs and expenses:
Selling, general and administrative	25.0%	30.0%
Product development and engineering	14.9%	16.5%
Acquisition related items	0.4%	0.5%
Insurance related legal expenses	0.0%	0.3%
Restructuring charges	2.9%	0.0%

Total operating costs and expenses	43.2%	47.3%

Operating income	11.6%	7.6%
Interest and other income, net	2.3%	9.4%

Income before taxes	14.0%	17.1%
Provision for taxes	3.1%	4.0%

Net income	10.8%	13.1%

Comparison Of The Three Months Ended April 27, 2008 and April 29, 2007

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first quarter of fiscal years 2009 and 2008 were both 13 week periods.

Net Sales. Net sales for the first quarter of fiscal year 2009 were $74.4 million, an increase of 23% compared to $60.6 million for the first quarter of fiscal year 2008. The increase was driven by strength in sales of our protection, power discrete and power management products.

End-application demand for our products in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 was impacted by stronger demand for protection products for handheld and networking applications. Net sales were also favorably impacted by continued demand for our power discrete products for industrial and military applications. Demand for our power discrete products was up 61% from the first quarter of fiscal year 2008. Offsetting these strengths, were declines in orders for products supporting the automated test equipment market.

Our estimates of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Three Months Ended
	April 27, 2008	April 29, 2007
Computer	18%	20%
Communications	19%	21%
Consumer	36%	25%
Industrial	27%	34%

Total	100%	100%

Net sales summarized by reportable segment are detailed below:

Net Sales by Reportable Segment

(in thousands)

	Three Months Ended April 27, 2008		Three Months Ended April 29, 2007		Change
Standard Semiconductor Products	$66,272	89%	$55,498	92%	19%
Rectifier, Assembly and Other Products	$8,172	11%	$5,068	8%	61%

Net sales	$74,444	100%	$60,566	100%	23%

The 19% increase in sales of Standard Semiconductor Products in the first quarter of fiscal year 2009 reflected an increase in Power and Protection product sales largely sold into cellular phone and computing applications. Offsetting some of this increase was reduced demand for automated test equipment products due to overall weakness in the test and measurement market.

Sales of our Rectifier, Assembly and Other Products, which are primarily sold into military and industrial applications, increased 61% in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 as a result of continued strength in demand from specific industrial and military customers and increased internal production capacity. These products rely on older technology and historically have supported a very limited customer base.

Cost of Sales and Gross Profit. Cost of sales consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, a trend which is typical in the semiconductor industry, tends to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in our customer’s particular end-applications. During the first quarter of fiscal year 2009, gross profit increased to $40.8 million from $33.3 million in the first quarter of fiscal year 2008. This 23% increase in gross profit reflects the benefit of higher sales. Gross profit margins were essentially unchanged.

Operating Costs and Expenses. Operating costs and expenses were $32.1 million, or 43% of net sales in the first quarter of fiscal year 2009. Operating costs and expenses for the first quarter of fiscal year 2008 were $28.6 million, or 47% of net sales. Operating costs and expenses in the first quarters of fiscal year 2009 and fiscal year 2008 were impacted by $4.8 million and $2.5 million, respectively, of stock-based compensation. During the first quarter of fiscal year 2009, we initiated a restructuring plan to reorganize certain Company operations, consolidate research and development activities and reduce our workforce. The reorganization and consolidation are expected to be completed in the second quarter of fiscal year 2009. During the first quarter of fiscal year 2009, the Company recorded costs of $2.2 million for employee severance and facility consolidation costs. Upon completion of the restructuring, we expect to realize annual cost benefits of approximately $1.0 million.

Operating Costs and Expenses

(in thousands)

	Three Months Ended
	April 27, 2008		April 29, 2007		Change
Selling, general and administrative	$18,621	58%	$18,181	63%	2%
Product development and engineering	11,073	34%	10,005	35%	11%
Acquisition related items	273	1%	276	1%	-1%
Insurance related legal expenses	—	0%	175	1%	-100%
Restructuring charges	2,169	7%	—	0%	100%

Total operating costs and expenses	$32,136	100%	$28,637	100%	12%

Operating Income. Operating income was $8.7 million in the first quarter of fiscal year 2009, up from $4.6 million in the first quarter of fiscal year 2008. Operating income was favorably impacted by a 23% increase in net sales and unfavorably impacted by a 12% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Three Months Ended April 27, 2008		Three Months Ended April 29, 2007		Change
Standard Semiconductor Products	$4,702	54%	$3,204	69%	47%
Rectifier, Assembly and Other Products	$3,953	46%	$1,412	31%	180%

Total Operating Income	$8,655	100%	$4,616	100%	88%

Operating income in the first quarter of fiscal year 2008 for the Standard Semiconductor Products segment increased as a result of higher net sales. The benefit of higher sales was partially offset by higher levels of stock based compensation expense and restructuring charges.

Operating income in the first quarter of fiscal year 2008 for the Rectifier, Assembly and Other Products segment increased as a result of higher net sales. Product demand for this segment was strong, with product supply constraining revenue opportunities.

Interest and Other Income, Net. Interest and other income includes interest income from investments and other items. Net interest and other income was $1.7 million in the first quarter of fiscal year 2009 compared to $5.7 million in the first quarter of fiscal year 2008. Beginning in the second quarter, and ending in the fourth quarter, of fiscal year 2008 we repurchased $219.9 million of our common stock. Lower cash balances, resulting from this repurchase activity, and lower market rates of interest resulted in a 42% reduction of interest income ($1.8 million in the first quarter of fiscal year 2009 compared with $4.3 million in the first quarter of fiscal year 2008). Additionally, a gain of approximately $1.3 million on the disposal of property was recorded in the first quarter of fiscal year 2008.

Provision for Taxes. Provision for income taxes was $2.3 million for the first quarter of fiscal year 2009, compared to $2.4 million in the first quarter of fiscal year 2008. The effective tax rate for the first quarter of fiscal years 2009 and 2008 were 22% and 23%, respectively. The favorable mix of regional income resulted in a lower tax expense in the first quarter of fiscal year 2009. Other factors that can influence this rate include variations in income, the source of that income, and exchange rates.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements, our stock repurchase program and potential future acquisitions or strategic investments. As of April 27, 2008, our total shareholders’ equity was $364.9 million. At that date we also had approximately $225.2 million in cash and short-term investments, as well as $4.1 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative fiscal quarters are presented in below:

(in millions)

	Quarter Ended
	April 27, 2008	April 29, 2007
Sources of Cash
Operating activities, including working capital changes	$14.1	$10.7
Proceeds from exercise of compensatory stock plans, including tax benefits	4.0	3.6
Proceeds from disposal of land	—	9.5

	$18.1	$23.8

Uses of Cash
Business improvement investments
Capital expenditures, net of sale proceeds (excluding land sale)	$(2.1)	$(0.6)

	$(2.1)	$(0.6)

Returned to shareholders
Stock repurchases	$—	$(0.1)

	$—	$(0.1)

Cash/Investment Management Activities
Decrease in investments and foreign exchange effects	$1.1	$21.9

Net increase (decrease) in cash and cash equivalents	17.1	45.0

In the quarter ended April 27, 2008, our sources of cash as summarized above, increased cash $18.1 million compared to $23.8 million in the quarter ended April 29, 2007, a decrease of $5.7 million. This decrease is attributable to proceeds from the sale of an unused parcel of land that were received in the first quarter of fiscal year 2008. For the quarter ended April 27, 2008, the Company made capital expenditures of approximately $2.1 million. While the level of stock repurchases was limited in the first quarter of fiscal years 2009 and 2008, the Company has historically used significant levels of cash to repurchase its common stock. The netting of the purchases of available-for-sale investments and the proceeds from the sale and maturities of available-for-sale investments reflect net cash provided of $1.1 million and 21.9 million for the first quarter of fiscal years 2009 and 2008, respectively.

During the quarter ended April 27, 2008, we initiated a restructuring plan within the Standard Semiconductor Products segment to reorganize certain operations, consolidate research and development activities and reduce our workforce. The reorganization and consolidation are expected to be completed in the second quarter of fiscal year 2009. During the first quarter of fiscal year 2009, we recorded costs of $2.2 million for employee severance and other facility consolidation costs, including $470,000 of asset writedowns and $299,000 of cash payments. Restructuring charges are presented separately in operating costs and expenses on the Consolidated Condensed Statements of Income.

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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of April 27, 2008, approximately $149.8 million of cash, cash equivalents, and short-term investments were held in Switzerland, compared to $120.6 million as of April 29, 2007. If we needed these funds for investment in domestic operations, any repatriation could have negative tax consequences.

One of the primary goals of the Company is to constantly improve the cash flows from our existing business activities. As discussed above, we have historically used, and intend to continue to use, cash flow to fund the buyback of our common stock. Additionally, we will continue to seek to maintain and improve our existing business performance with necessary capital expenditures and, potentially, acquisitions that may further improve our base business with prospects of a proper return. Acquisitions, should we undertake them to improve our business, might be made for either cash or stock consideration, or a combination of both.

Our cash, cash equivalents and investments noted above, when combined with lack of any outstanding debt obligations, give us the flexibility to continue to leverage our free cash flow to return value to shareholders (in the form of stock repurchases) while also pursuing business improvement opportunities.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $1.7 million to $35.3 million at April 27, 2008 from $33.6 million at January 27, 2008. Inventories also increased, by $3.8 million to $32.7 million at April 27, 2008 from $28.9 million at January 27, 2008. We believe non-cash working capital ratios relative to our revenue and cost of revenue, will remain at levels approximately the same as they currently are.

Capital Expenditures

Capital expenditures were $2.1 million for the quarter ended April 27, 2008 and approximately $699,000 for the quarter ended April 29, 2007. The increase in capital expenditures were made to expand our test capacity and support engineering functions.

Proceeds from exercises of Stock Options

For the first quarter of 2009, cash collected directly from grantee exercises of stock options was $2.8 million as compared with $2.4 million in the first quarter of 2008. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and, indirectly, by other considerations of those grantees. Such proceeds are difficult to forecast. While the level of such cash inflow to us is subject to these factors which we don’t control, we believe that such proceeds will remain an important secondary source of cash after cash flow from operations.

Stock Repurchases

We currently have in effect an active stock repurchase program. This program represents our major efforts to return value to our shareholders.

In the first quarter of fiscal year 2009, we announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. No repurchases have been made under this plan. It is anticipated that we will, from time to time, make open market purchases under this plan using cash generated from operations.

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

Contractual Obligations

There were no material changes in our contractual obligations during the first quarter of fiscal year 2009. Refer to the disclosures regarding other contractual obligations in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the our Annual Report on Form 10-K for the fiscal year ended January 27, 2008.

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

We are subject to a variety of market risks, including commodity risk as discussed below and the risks related to foreign currency, interest rates and market performance that are discussed in item 7A of the Company’s Form 10K for fiscal year 2008 that ended on January 27, 2008. Many of the factors that can have an impact on our market risk are external to the Company, and so we are unable to fully predict them.

Commodity Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products or used by our suppliers to process our end products. Increased commodity prices are passed on to us in the form of higher prices from our suppliers, either in the form of general price increases or a commodity surcharge. Although we generally deal with our suppliers on a purchase order basis rather than on a long-term contract basis, we generally attempt to obtain firm pricing for volumes consistent with planned production. Our gross margins may decline if we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset the increased cost. We do not enter into formal hedging arrangements to mitigate against commodity risk.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INORMATION

ITEM 1.	Legal Proceedings

Information about legal proceedings is set forth in Note 13 to the Consolidated Financial Statements included in this quarterly report.

ITEM 1A.	Risk Factors

You should carefully consider and evaluate all of the information in this Form 10-Q and the risk factors set forth in our Form 10-K for the fiscal year ended January 27, 2008. The risks in the Form 10-K are not the only ones facing our Company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

During the period covered by this quarterly report, the risk factors associated with our business have not significantly changed, other than as set forth below in this Item 1A, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2008. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for a discussion of certain factors that may affect our future performance.

We could face claims by individuals prevented from exercising stock options while past financial statements were being restated

The exercise of stock options was prohibited during the restatement process because our filings with the SEC were not current. We could face claims from optionees who were prevented from exercising expiring options or with options that lapsed because exercise was prohibited during the short post-termination period provided for by their award agreements. In fiscal year 2007, the Compensation Committee considered this situation and authorized cash payments to some optionees and we made an accrual for certain other potential claims. During fiscal year 2008, all but one of the optionees who were effected released the Company from related claims and were paid the authorized amounts. In the first quarter of fiscal year 2009, settlement was reached with the remaining individual at a level not materially in excess of the amount accrued in prior fiscal years.

We could also face claims from individuals whose options have been cancelled or repriced by the Special Litigation Committee of the Board that was charged with determining the consequences of the behavior of certain individuals who were found by a separate Special Committee of the Board to have various degrees of culpability with regard to past improper stock option practices.

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

Our authority to make equity awards under our Long-Term Stock Incentive Plan will end on June 11, 2008. If our new 2008 Long-Term Equity Incentive Plan (“2008 Plan”) is not approved by the stockholders in June 2008, retention of executive level employees could be adversely impacted and we may need to increase the cash component of their compensation packages to compensate for the lost equity component. If the 2008 Plan is not approved, we will continue to have authority to grant awards to employees other than executive officers under our Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan until it terminates on September 2, 2009.

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

On May 12, 2008, a large earthquake occurred in China. The Company does not expect this event to result in a significant disruption to operations.

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance, and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,”, “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described in our most recently filed Form 10-K, in our other filings with the SEC, and in material incorporated herein and therein by reference. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not make any sales of unregistered securities during the first quarter of fiscal year 2009.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the first quarter of fiscal year 2009.

Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2008 (01/28/08 - 02/24/08)	—	—	—	$50.0 million
March 2008 (02/25/08-03/23/08)	—	—	—	$50.0 million
April 2008 (03/24/08-04/27/08)	—	—	—	$50.0 million

(1)	In the first quarter of fiscal year 2009, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date.

(2)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors or shares surrendered to the Company to cover tax withholding upon vesting of restricted stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008.

10.1	Compensatory Arrangements of Certain Officers	Item 5.02 of the Company’s Current Report on Form 8-K filed March 5, 2008

10.2	Compensatory Arrangements of Certain Officers	Item 5.02 of the Company’s Current Report on Form 8-K filed March 20, 2008

10.3	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.4	Semtech Corporation Executive Stock Ownership Guidelines	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008.

10.5	Semtech Corporation 2008 Long-Term Equity Incentive Plan (subject to shareholder approval June 26, 2008)	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: June 4, 2008	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: June 4, 2008	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief Financial Officer