Form 10-Q
period 2008-07-27
SEMTECH CORP
filed 2008-09-04
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 27, 2008

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at August 28, 2008: 61,751,080

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JULY 27, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Net sales	$77,960	$67,048	$152,404	$127,614
Cost of sales	35,165	30,058	68,818	57,371

Gross profit	42,795	36,990	83,586	70,243

Operating costs and expenses:
Selling, general and administrative	18,787	17,943	37,408	36,124
Product development and engineering	10,434	10,581	21,506	20,586
Acquisition related items	273	275	545	551
Insurance related legal expenses	—	324	—	499
Restructuring charges	140	—	2,310	—

Total operating costs and expenses	29,634	29,123	61,769	57,760

Operating income	13,161	7,867	21,817	12,483
Interest and other income, net	1,241	3,542	2,980	9,257

Income before taxes	14,402	11,409	24,797	21,740
Provision for taxes	2,738	2,387	5,056	4,787

Net income	$11,664	$9,022	$19,741	$16,953

Earnings per share:
Basic	$0.19	$0.13	$0.32	$0.24
Diluted	$0.19	$0.13	$0.32	$0.24

Weighted-average number of shares:
Basic	61,839	66,984	61,278	69,687
Diluted	62,584	68,844	62,135	71,212

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	July 27, 2008	January 27, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,137	$172,889
Temporary investments	34,609	36,142
Receivables, less allowances of $ 413 at July 27, 2008 and $369 at January 27, 2008	38,226	33,609
Inventories	35,258	28,902
Deferred income taxes	4,078	4,350
Other current assets	9,800	16,326

Total current assets	323,108	292,218

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $67,602 as of July 27, 2008 and $63,009 as of January 27, 2008	31,814	30,569
Investments, maturities in excess of 1 year	4,027	4,366
Deferred income taxes	25,277	26,307
Goodwill	32,418	32,418
Other intangibles, net	2,636	3,182
Other assets	6,780	6,986

Total non-current assets	102,952	103,828

Total Assets	$426,060	$396,046

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,391	$13,922
Accrued liabilities	17,076	19,477
Income taxes payable	268	290
Deferred revenue	2,013	1,466
Deferred income taxes	1,501	1,501

Total current liabilities	42,249	36,656

Non-current liabilities:
Deferred income taxes	111	111
Accrued taxes	3,488	3,400
Other long-term liabilities	7,141	7,169
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,092,394 issued and 61,672,866 outstanding on July 27, 2008 and 78,079,894 issued and 61,190,587 outstanding on January 27, 2008	784	784
Treasury stock, at cost, 16,419,528 shares as of July 27, 2008 and 16,889,307 shares as of January 27, 2008	(279,806)	(291,605)
Additional paid-in capital	335,710	342,736
Retained earnings	315,966	296,226
Accumulated other comprehensive income	417	569

Total stockholders’ equity	373,071	348,710

Total Liabilities and Stockholders’ Equity	$426,060	$396,046

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 27, 2008	July 29, 2007
Cash flows from operating activities:
Net income	$19,741	$16,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,157	5,491
Deferred income taxes	(359)	483
Stock-based compensation	9,231	6,576
Tax benefit on stock based compensation	3,021	2,935
Excess tax benefits	(1,467)	(2,883)
(Gain) Loss on disposition of property, plant and equipment	1,175	(1,501)
Changes in assets and liabilities:
Receivables, net	(4,617)	(3,582)
Inventories	(6,356)	(1,248)
Other assets	5,718	1,312
Accounts payable	7,467	2,693
Accrued liabilities	(2,401)	(2,235)
Deferred revenue	547	312
Income taxes payable	(22)	658
Other liabilities	(508)	155

Net cash provided by operations	35,327	26,119
Cash flows from investing activities:
Purchase of available-for-sale investments	(25,958)	(90,300)
Proceeds from sales and maturities of available-for-sale investments	27,601	211,808
Proceeds from sale of property, plant and equipment	—	9,950
Purchases of property, plant and equipment	(5,016)	(1,310)

Net cash provided by (used in) investing activities	(3,373)	130,148
Cash flows from financing activities:
Excess tax benefit received on stock options	1,467	2,883
Exercise of stock options	5,984	7,950
Repurchase of outstanding common stock	(11,161)	(150,038)

Net cash used in financing activities	(3,710)	(139,205)
Effect of exchange rate changes on cash and cash equivalents	4	—

Net increase in cash and cash equivalents	28,248	17,062
Cash and cash equivalents at beginning of period	172,889	162,674

Cash and cash equivalents at end of period	$201,137	$179,736

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

Certain amounts for prior periods have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported consolidated operating income, net income, net earnings or shareholder’s equity.

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

Note 2: Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week quarter in 53-week years. The second quarters and first six months of fiscal years 2009 and 2008 each consisted of 13 weeks and 26 weeks, respectively.

Note 3: Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized once the asset has been developed, over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

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

Note 5: Stock Repurchase Program; Treasury Shares

In the first quarter of fiscal year 2009, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date. No shares were repurchased under this program in the first quarter of fiscal year 2009. In the second quarter of fiscal year 2009, the Company repurchased approximately 685,000 shares under this program for $9.9 million. The Company typically reissues treasury shares as a result of stock option exercises.

In addition to the above repurchase activity, approximately 66,000 and 68,000 shares were withheld from vested restricted stock in the second quarter and the first six months of fiscal year 2009, respectively, to cover required payroll and income tax withholding obligations. These shares are being held as treasury shares.

Note 6: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Net income	$11,664	$9,022	$19,741	$16,953
Change in net unrealized holding gain (loss) on available-for-sale investments	(47)	(127)	(157)	(361)
Gain (loss) for translation adjustment	(2)	2	5	—

Total comprehensive income	$11,615	$8,897	$19,589	$16,592

Note 7: Earnings Per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
(In thousands, Except Per Share Amounts)	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Net income	$11,664	$9,022	$19,741	$16,953
Weighted average common shares outstanding—basic	61,839	66,984	61,278	69,687
Dilutive effect of employee equity incentive plans	745	1,120	857	1,157
Dilutive effect of accerated stock buyback	—	740	—	368

Weighted average common shares outstanding—diluted	62,584	68,844	62,135	71,212
Basic earnings per common share	$0.19	$0.13	$0.32	$0.24
Diluted earnings per common share	$0.19	$0.13	$0.32	$0.24

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

Options to purchase approximately 7.6 million shares and 7.1 million shares for the second quarter of fiscal years 2009 and 2008, respectively, were not included in the computation of diluted net income per share because the options were considered anti-dilutive. Options to purchase approximately 8.6 million shares and 7.7 million shares for the first six months of fiscal years 2009 and 2008, respectively, were not included in the computation of diluted net income per share because the options were considered anti-dilutive.

Note 8: Stock Based Compensation

Share-based Payment Arrangements. The Company has various equity award plans (Plans) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of July 27, 2008, the Company has granted stock option awards (“Options”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.

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

Assumptions in Determining Fair Value of Options

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Expected lives, in years	5.00	4.09 - 4.85	3.84 - 5.01	4.09 - 4.85
Estimated volatility	39%	56% - 59%	39% - 65%	56% - 59%
Dividend yield	—	—	—	—
Risk-free interest rate	3.1%	4.7% - 4.9%	2.7% - 4.6%	4.7% - 4.9%
Weighted-average fair value on grant date of options granted	$6.46	$7.77	$5.50	$7.77

The estimated fair value of restricted stock (RSA and RSU) awards was calculated based on the market price of the Company’s common stock on the date of grant. Some RSU awards are classified as liabilities rather than equity, due to the cash settlement feature of the awards. The value of awards classified as liabilities was re-measured on July 27, 2008.

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Consolidated Condensed Statements of Income for the second quarters and first six months of fiscal years 2009 and 2008, respectively.

Allocation of Stock-based Compensation

(in thousands)

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Cost of sales	$382	$187	$786	$497
Selling, general and administrative	3,010	2,662	6,383	4,092
Product development and engineering	1,039	1,101	2,084	1,835

Stock-based compensation, pre-tax	$4,431	$3,950	$9,253	$6,424
Net change in stock-based compensation captitalized into inventory	—	192	(22)	152

Total stock-based compensation	$4,431	$4,142	$9,231	$6,576

Impact of Stock-based Compensation

(in thousands)

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Stock-based compensation	$4,431	$3,950	$9,253	$6,424
Associated tax effect	(1,350)	(1,158)	(2,461)	(1,863)

Net effect on net income	$3,081	$2,792	$6,792	$4,561

Net effect on earnings per share -
Basic	$0.05	$0.04	$0.11	$0.07
Diluted	$0.05	$0.04	$0.11	$0.06
Weighted average number of shares -
Basic	61,839	66,984	61,278	69,687
Diluted	62,584	68,844	62,135	71,212

For the second quarters of fiscal years 2009 and 2008, the tax benefit realized from option exercises was $1.6 million and $1.9 million, respectively. For the first six months of fiscal years 2009 and 2008, the tax benefit realized from option exercises was $3.0 million and $2.9 million respectively.

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

The Company classifies its investments as “available for sale” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by a limited number of outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and duration and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.

The following table summarizes the Company’s investments as of July 27, 2008 and January 27, 2008:

Investment catagory (in thousands)

	July 27, 2008			January 27, 2008
	Market Value	Cost Basis	Unrealized Gain/ (Loss)	Market Value	Cost Basis	Unrealized Gain/ (Loss)
U.S. government issues	$16,627	$16,688	$(61)	$11,203	$11,200	$3
Corporate issues	22,009	22,011	$(2)	29,305	29,118	187

Investments	$38,636	$38,699	$(63)	$40,508	$40,318	$190

The following table summarizes the maturities of the Company’s investments at July 27, 2008 and January 27, 2008:

Investment maturities (in thousands)

	July 27, 2008		January 27, 2008
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$34,609	$34,667	$36,142	$36,042
After 1 year through 5 years	4,027	4,032	4,366	4,276

	$38,636	$38,699	$40,508	$40,318

The Company did not hold any auction rate securities or structured investment vehicles as of July 27, 2008 or January 27, 2008.

In the second quarter of fiscal years 2009 and 2008, the Company incurred $48,000 and $127,000 of unrealized loss, respectively (net of tax), on investments. In the first six months of fiscal years 2009 and 2008, the Company incurred $157,000 and $361,000 of unrealized loss, respectively (net of tax), on investments. These unrealized gains and losses are the result of fluctuations in the market value of our investments and are included in the accumulated other comprehensive income portion of the Consolidated Condensed Balance Sheets. The tax associated with these comprehensive income items for the second quarter of fiscal years 2009 and 2008 was a reduction to the deferred tax liability of $30,000 and an increase to the deferred tax liability of $88,000, respectively. The tax associated with these comprehensive income items for the first six months of fiscal years 2009 and 2008 was a reduction to the deferred tax liability of $102,000 and an increase to the deferred tax liability of $246,000, respectively.

Investments and cash and cash equivalents generated interest income of $1.4 million and $3.3 million in the second quarter of fiscal years 2009 and 2008, respectively. Investments and cash and cash equivalents generated interest income of $3.2 million and $7.6 million in the first six months of fiscal years 2009 and 2008, respectively.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

All items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements were based on the use of Level 1 inputs and consisted of the following items as of July 27, 2008:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)
Assets
Temporary investments	$34,609	$34,609
Investments, maturitites in excess of 1 year	4,027	4,027
Other investments-deferred compensation	6,072	6,072

	$44,708	$44,708

Liabilities
Deferred compensation	$(6,402)	$(6,402)

	$(6,402)	$(6,402)

Note 11: Inventories

Inventories, consisting of material, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

Inventories (in thousands):

	July 27, 2008	January 27, 2008
Raw materials	$2,135	$1,681
Work in process	19,928	17,565
Finished goods	13,195	9,656

	$35,258	$28,902

Note 12: Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but it is subject to an annual impairment test.

(in thousands)	Balance as of January 27, 2008	Adjustments	Balance as of July 27, 2008
Goodwill	$32,418	$—	$32,418

Intangible assets consist of the following at July 27, 2008:

(in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net
	July 27, 2008	January 27, 2008	July 27, 2008	January 27, 2008	July 27, 2008	January 27, 2008
Core technologies	$6,000	$6,000	$(3,364)	$(2,818)	$2,636	$3,182

Intangibles are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $273,000 and $275,000, respectively, for the second quarter of fiscal years 2009 and 2008. Amortization expense related to intangible assets was approximately $545,000 and $551,000, respectively, for the first six months of fiscal years 2009 and 2008. No significant residual value is expected. There are no tax-related benefits from these acquisition related costs.

Note 13: Commitments and Contingencies

Retirement Plans

The Company contributed approximately $178,000 and $192,000, respectively, in the second quarter of fiscal years 2009 and 2008 to the 401(k) retirement plan maintained for its U.S. employees. In addition, the Company contributed approximately $180,000 and $147,000, in the second quarter of fiscal years 2009 and 2008, respectively, to a defined contribution plan for Swiss employees.

The Company contributed approximately $440,000 and $418,000, respectively, in the first six months of fiscal years 2009 and 2008 to the 401(k) retirement plan maintained for its U.S. employees. In addition, the Company contributed approximately $365,000 and $300,000, in the first six months of fiscal years 2009 and 2008, respectively, to a defined contribution plan for Swiss employees.

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

Class Action Lawsuit. In August 2007, a purported class action lawsuit was filed against the Company and certain current and former officers on behalf of persons who purchased or acquired Semtech securities from September 11, 2002 until July 19, 2006. The case alleges violations of Federal securities laws in connection with the Company’s past stock option practices. A very similar lawsuit, filed in October 2007 by another plaintiff, has not been served. In February 2008, the Mississippi Public Employees’ Retirement System (“MPERS”) filed a motion in the US District Court for the Central District of California for consolidation of the cases described above, appointment of MPERS as lead plaintiff, and approval of selection of counsel. The MPERS motion was granted in late March 2008. The Company is unable to predict the outcome of this litigation.

Environmental Matters. In 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company joined with other potentially responsible parties and entered into a Consent Order with the State that required the group to perform a soils investigation at the site and submit a remediation plan. The State has approved the remediation plan, which completes the group’s obligations under the Consent Order. Although the Consent Order does not require the group to remediate the site and the State has indicated it intends to look to other parties for remediation, the State has not yet issued “no further action” letters to the group members. To date, the Company’s share of the group’s expenses has not been material and has been expensed.

Stockholder Protection Agreement

Effective June 11, 1998, the Company’s board of directors approved a Stockholder Protection Agreement to issue a Right for each share of common stock outstanding on July 31, 1998 and each share issued thereafter (subject to certain limitations). The Rights expired on July 30, 2008. No new Agreement has been entered into.

Indemnification

In the normal course of its business, the Company indemnifies other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise under contracts under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights, and certain environmental matters. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. Accordingly, the Company has not accrued any amounts for such indemnification obligations in the first six months of fiscal year 2009.

The Company has also entered into agreements with its current and former directors and some current and former Company executives indemnifying them against certain liabilities incurred in connection with their duties. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s current and former directors and employees, as does the California Labor Code. In some cases there are limits on, and exceptions to, the Company’s potential indemnification liability. In the second quarters of fiscal years 2009 and 2008, the Company incurred expense of $110,000 and $314,000, respectively, and in the first six months of fiscal years 2009 and 2008, the Company incurred expense of $126,000 and $636,000, respectively, by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. These advances are associated with Government inquiries, derivative and class action litigation, and other matters related to or stemming from the Company’s historical stock option practices. All such advances are subject to an undertaking to repay the funds to the Company in certain circumstances. The Company expects to continue to incur significant expense in connection with such advances associated with matters related to historical stock option practices. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements with respect to other matters.

Note 14: Taxes

The effective tax rate differs from the 35 percent statutory federal corporate income tax rate. The difference is primarily attributable to undistributed earnings of the Company’s foreign operations that are subject to lower foreign tax rates. U.S. federal and state income taxes have not been provided for the undistributed earnings of the Company’s foreign operations. The Company’s policy is to leave the income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of the Company’s U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

As of July 27, 2008, the gross liability for uncertain tax positions was $11.1 million, unchanged from January 27, 2008. Included in this amount is $9.7 million of net tax benefits that, if recognized, would impact the effective tax rate. The $9.7 million includes $6.2 million and $6.3 million as of July 27, 2008 and January 27, 2008, respectively, which has not yet reduced income tax payments and, therefore, has been netted against non-current deferred tax assets. The remaining $3.5 million and $3.4 million liability as of July 27, 2008 and January 27, 2008, respectively, is included in non-current Accrued Taxes.

The Company’s policy is to include interest and penalties related to income tax matters within the provision for taxes on the Consolidated Statements of Income. As of July 27, 2008 and January 27, 2008 the Company had $30,000 and $26,000, respectively, accrued for interest and penalties.

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

Note 15: Restructuring Costs

During the first quarter of fiscal year 2009, the Company initiated a restructuring plan within the Standard Semiconductor Products segment to reorganize certain Company operations, consolidate research and development activities and reduce its workforce. The reorganization and consolidation were completed in the second quarter of fiscal year 2009. During the second quarter of fiscal year 2009, the Company recorded costs of $140,000 for employee severance and facility consolidation costs. During the first six months of fiscal year 2009, the Company recorded costs of $2.3 million for employee severance and facility consolidation costs. Restructuring charges are presented separately in operating costs and expenses on the Consolidated Condensed Statements of Income.

The following table summarizes the restructuring charge and liability balance included in accrued liabilities and other long-term liabilities on the Consolidated Condensed Balance Sheet as of July 27, 2008.

(in thousands)	Restructuring Charge	Asset Writedown	Cash Payments	Balance at July 27, 2008
Severance and benefits	$876.3	$—	$(876.3)	$—
Lease termination costs	641.5	—	(82.4)	559.1
Open commitments	294.1	(191.9)	—	102.2
Asset impairment	486.6	(486.6)	—	—
Other costs	11.7	—	(11.7)	—

	$2,310.2	$(678.5)	$(970.4)	$661.3

The outstanding liability for restructuring costs is classified on the Company’s Consolidated Condensed Balance Sheet as of July 27, 2008 as follows:

(in thousands)
Accrued liabilities	$277.3
Other long-term liabilities	384.0

$661.3

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

Net Sales (in thousands)

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Standard Semiconductor Products	$69,731	$60,861	$136,003	$116,359
Rectifier, Assembly and Other Products	8,229	6,187	16,401	11,255

Net Sales	$77,960	$67,048	$152,404	$127,614

Operating Income (in thousands)
	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Standard Semiconductor Products	$9,500	$5,370	$14,203	$8,574
Rectifier, Assembly and Other Products	3,661	2,497	7,614	3,909

Total Operating Income	$13,161	$7,867	$21,817	$12,483

Certain corporate level expenses not directly attributable to a reportable segment are allocated to the segments based on percentage of sales. These include expenses associated with matters related to the Company’s historical stock option practices, including the now-completed restatement of past financial statements and the on-going government inquiries, derivative litigation and class action litigation. Included in operating income in the second quarters of fiscal years 2009 and 2008 for the Standard Semiconductor Products segment is approximately $141,000 and $349,000 of expense, respectively, associated with matters related to the Company’s historical stock option practices. Included in operating income in the first six months of fiscal years 2009 and 2008 for the Standard Semiconductor Products segment is approximately $12,000 (net of a $250,000 insurance recovery received in the first quarter of fiscal year 2009 for certain investigative costs) and $2.3 million of expense, respectively, associated with matters related to the Company’s historical stock option practices.

Included in operating income for the Standard Semiconductor Products segment for the first six months of fiscal years 2009 and 2008 are legal fees incurred by the Company in suing insurance companies to recover amounts associated with the resolution of a past customer dispute. All matters related to this dispute are now considered resolved and the Company does not expect to incur any further costs associated with this matter.

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Sales by Region

(percentage of net sales)

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Domestic	27%	19%	26%	20%
Asia-Pacific	59%	66%	60%	65%
Europe	14%	15%	14%	15%

Total	100%	100%	100%	100%

Concentration of Net Sales—Key Customers

(percentage of net sales)

	Three Months Ended
	July 27, 2008	July 29, 2007
Samsung Electronics (and affiliates)	15%	13%
Frontek Technology Corp	14%	16%

Concentration of Accounts Receivable—Key Customers

(percentage of net accounts receivable)

	Three Months Ended
	July 27, 2008	July 29, 2007
Samsung Electronics (and affiliates)	13%	13%
Frontek Technology Corp	11%	12%

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

In the second quarter of fiscal year 2009 and 2008, respectively, approximately $435,000 and $875,000 of these expenses were charged to Selling, General and Administrative. In the first six months of fiscal year 2009 and 2008, respectively, approximately $490,000 and $3.0 million of these expenses were charged to Selling, General and Administrative. The Company expects to continue to incur significant expense in connection with the on-going matters. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. See Note 13 for additional information regarding indemnification.

Note 18: Subsequent Event

Fire at Manufacturing Facility in Reynosa, Mexico

On July 31, 2008, a fire occurred at the Company’s Reynosa, Mexico fabrication facility. The Reynosa facility services the Company’s Power Discrete business unit. There were no reported injuries from the fire; however, there was partial damage to the facility along with some loss of equipment. The fire was contained to the fabrication segment of the facility allowing back-end processing to proceed.

During the retooling and retrofit of the damaged segment of the building, new starting material into the fabrication segment of the facility will be delayed which may impact revenues and overhead absorption for the remainder of fiscal year 2009. While we anticipate that insurance claims will cover most of the recovery costs, any insurance recovery may trail the quarter in which the expenses are incurred.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the second quarter of fiscal year 2009 were 43% of net sales. The remaining 57% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. During the second quarter of fiscal year 2009, approximately 40% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for the second quarter of fiscal year 2009 constituted approximately 73% of our net sales compared to 80% in the second quarter of fiscal year 2008. Approximately 86% of foreign sales in the second quarter of fiscal year 2009 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Sales into the Computing and Consumer markets have historically been seasonal and generally experience weaker demand in the first and second fiscal quarters of each year followed by stronger demand in the third and fourth fiscal quarters.

Critical Accounting Policies and Estimates

With the exception of the adoption of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) in the first quarter of fiscal year 2009, there have been no significant changes to the our critical accounting policies during the six month period ended July 27, 2008. Refer to the disclosures regarding other critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the our Annual Report on Form 10-K for the fiscal year ended January 27, 2008.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.1%	44.8%	45.2%	45.0%

Gross profit	54.9%	55.2%	54.8%	55.0%

Operating costs and expenses:
Selling, general and administrative	24.1%	26.8%	24.5%	28.3%
Product development and engineering	13.4%	15.8%	14.1%	16.1%
Acquisition related items	0.4%	0.4%	0.4%	0.4%
Insurance related legal expenses	0.0%	0.5%	0.0%	0.4%
Restructuring charges	0.1%	0.0%	1.5%	0.0%

Total operating costs and expenses	38.0%	43.4%	40.5%	45.3%

Operating income	16.9%	11.7%	14.3%	9.8%

Interest and other income, net	1.6%	5.3%	2.0%	7.3%

Income before taxes	18.5%	17.0%	16.3%	17.0%
Provision for taxes	3.5%	3.6%	3.3%	3.8%

Net income	15.0%	13.5%	13.0%	13.3%

Comparison Of The Three Months Ended July 27, 2008 and July 29, 2007

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The second quarters of fiscal years 2009 and 2008 were both 13 week periods.

Net Sales. Net sales for the second quarter of fiscal year 2009 were $78.0 million, an increase of 16% compared to $67.0 million for the second quarter of fiscal year 2008. The increase was driven by strength in sales of our Protection and Power Discrete products.

Sales in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008 were favorably impacted by stronger demand for protection products for handheld, high end consumer and networking applications. Net sales were also favorably impacted by demand for our industrial and military applications coming from our power discrete and wireless and sensing products. Demand for our power discrete products was up 61% from the second quarter of fiscal year 2008. Offsetting these strengths, was continued weakness in orders for products supporting the automated test equipment market.

Our estimates of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Three Months Ended
	July 27, 2008	July 29, 2007
Computer	17%	22%
Communications	17%	15%
Consumer	39%	21%
Industrial	27%	42%

Total	100%	100%

Net sales summarized by reportable segment are detailed below:

Net Sales by Reportable Segment

(in thousands)

	Three Months Ended
	July 27, 2008		July 29, 2007		Change
Standard Semiconductor Products	$69,731	89%	$60,861	91%	15%
Rectifier, Assembly and Other Products	8,229	11%	6,187	9%	33%

Net sales	$77,960	100%	$67,048	100%	16%

The 15% increase in sales of Standard Semiconductor Products in the second quarter of fiscal year 2009 reflected an increase in Protection product sales largely sold into cellular phone, computing and other high end consumer applications. Additionally, increased demand for wireless and sensing products, largely sold into industrial and medical applications, helped to offset continued weakness in demand for automated test equipment products due to overall weakness in the test and measurement market.

Sales of our Rectifier, Assembly and Other Products, which are primarily sold into military and industrial applications, increased 33% in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008 as a result of continued strength in demand from specific industrial and military customers and increased internal production capacity. These products rely on older technology and historically have supported a very limited customer base.

Cost of Sales and Gross Profit. Cost of sales consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, a trend which is typical in the semiconductor industry, tends to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in our customer’s particular end-applications. During the second quarter of fiscal year 2009, gross profit increased to $42.8 million from $37.0 million in the second quarter of fiscal year 2008. This 16% increase in gross profit reflects the benefit of higher sales. Gross profit margins were essentially unchanged.

Operating Costs and Expenses. Operating costs and expenses were $29.6 million, or 38% of net sales in the second quarter of fiscal year 2009. Operating costs and expenses for the second quarter of fiscal year 2008 were $29.1 million, or 43% of net sales. Operating costs and expenses in the second quarters of fiscal year 2009 and fiscal year 2008 were impacted by $4.0 million and $3.8 million, respectively, of stock-based compensation. During the first quarter of fiscal year 2009, we initiated a restructuring plan to reorganize certain Company operations, consolidate research and development activities and reduce our workforce. The reorganization and consolidation was completed in the second quarter of fiscal year 2009. During the second quarter of fiscal year 2009, the Company recorded costs of $140,000 for employee severance and facility consolidation costs.

Operating Costs and Expenses

(in thousands)

	Three Months Ended
	July 27, 2008		July 29, 2007		Change
Selling, general and administrative	$18,787	63%	$17,943	62%	5%
Product development and engineering	10,434	35%	10,581	36%	-1%
Acquisition related items	273	1%	275	1%	-1%
Insurance related legal expenses	—	0%	324	1%	-100%
Restructuring charges	140	0%	—	0%	100%

Total operating costs and expenses	$29,634	100%	$29,123	100%	2%

Operating Income. Operating income was $13.2 million in the second quarter of fiscal year 2009, up from $7.9 million in the second quarter of fiscal year 2008. Operating income was favorably impacted by a 16% increase in net sales and unfavorably impacted by a 2% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Three Months Ended
	July 27, 2008		July 29, 2007		Change

Standard Semiconductor Products	$9,500	72%	$5,370	68%	77%
Rectifier, Assembly and Other Products	3,661	28%	2,497	32%	47%

Total operating income	$13,161	100%	$7,867	100%	67%

Operating income in the second quarter of fiscal year 2009 for the Standard Semiconductor Products segment increased as a result of higher net sales. The benefit of higher sales was partially offset by higher levels of stock based compensation expense.

Operating income in the second quarter of fiscal year 2009 for the Rectifier, Assembly and Other Products segment increased as a result of higher net sales. Product demand for this segment was strong, with product supply constraining revenue opportunities.

Interest and Other Income, Net. Interest and other income includes interest income from investments and other items. Net interest and other income was $1.2 million in the second quarter of fiscal year 2009 compared to $3.5 million in the second quarter of fiscal year 2008. In the second quarter of fiscal year 2009 we repurchased $9.9 million of our common stock. Lower cash balances, resulting from this repurchase activity, and lower market rates of interest resulted in a 65% reduction of interest income ($1.4 million in the second quarter of fiscal year 2009 compared with $3.5 million in the second quarter of fiscal year 2008).

Provision for Taxes. Provision for income taxes was $2.7 million for the second quarter of fiscal year 2009, compared to $2.4 million in the second quarter of fiscal year 2008. The effective tax rate for the second quarter of fiscal years 2009 and 2008 were 19% and 21%, respectively. The favorable mix of regional income resulted in a lower tax expense in the second quarter of fiscal year 2009. Other factors that can influence this rate include variations in income, the source of that income, exchange rates, and changes in estimates of projected benefits from deferred tax assets.

Comparison Of The Six Months Ended July 27, 2008 and July 29, 2007

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first six months of fiscal years 2009 and 2008 were both 26 week periods.

Net Sales. Net sales for the first six months of fiscal year 2009 were $152.4 million, an increase of 19% compared to $127.6 million for the first six months of fiscal year 2008. The increase was driven by strength in sales of our protection, power discrete and power management products.

End-application demand for our products in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008 was impacted by stronger demand for Protection product sales largely sold into cellular phone, computing and other high end consumer applications. Additionally, increased demand for wireless and sensing products, largely sold into industrial and medical applications, helped to offset continued weakness in demand for automated test equipment products due to overall weakness in the test and measurement market.

Our estimates of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Six Months Ended
	July 27, 2008	July 29, 2007

Computer	18%	21%
Communications	18%	18%
Consumer	37%	21%
Industrial	27%	40%

Total	100%	100%

Net sales summarized by reportable segment are detailed below:

Net Sales by Reportable Segment

(in thousands)

	Six Months Ended
	July 27, 2008		July 29, 2007		Change
Standard Semiconductor Products	$136,003	89%	$116,359	91%	17%
Rectifier, Assembly and Other Products	16,401	11%	11,255	9%	46%

Net sales	$152,404	100%	$127,614	100%	19%

The 17% increase in sales of Standard Semiconductor Products in the first six months of fiscal year 2009 reflected an increase in Protection product sales largely sold into cellular phone, computing and other high end consumer applications. Additionally, increased demand for our wireless and sensing products, largely sold into Industrial and Medical applications, helped to offset continued weakness in demand for automated test equipment products due to overall weakness in the test and measurement market.

Sales of our Rectifier, Assembly and Other Products, which are primarily sold into military and industrial applications, increased 46% in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008 as a result of continued strength in demand from specific industrial and military customers and increased internal production capacity. These products rely on older technology and historically have supported a very limited customer base.

Cost of Sales and Gross Profit. Cost of sales consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, a trend which is typical in the semiconductor industry, tends to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in our customer’s particular end-applications. During the first six months of fiscal year 2009, gross profit increased to $83.6 million from $70.2 million in the first six months of fiscal year 2008. This 19% increase in gross profit reflects the benefit of higher sales. Gross profit margins were essentially unchanged.

Operating Costs and Expenses. Operating costs and expenses were $61.8 million, or 41% of net sales in the first six months of fiscal year 2009. Operating costs and expenses for the first six months of fiscal year 2008 were $57.8 million, or 45% of net sales. Operating costs and expenses in the first six months of fiscal year 2009 and fiscal year 2008 were impacted by $8.5 million and $5.9 million, respectively, of stock-based compensation. During the first quarter of fiscal year 2009, we initiated a restructuring plan to reorganize certain Company operations, consolidate research and development activities and reduce our workforce. The reorganization and consolidation has been completed in the second quarter of fiscal year 2009. During the first six months of fiscal year 2009, the Company recorded costs of $2.3 million for employee severance and other facility consolidation costs.

Operating Costs and Expenses

(in thousands)

	Six Months Ended
	July 27, 2008		July 29, 2007		Change
Selling, general and administrative	$37,408	60%	$36,124	62%	4%
Product development and engineering	21,506	35%	20,586	36%	4%
Acquisition related items	545	1%	551	1%	-1%
Insurance related legal expenses	—	0%	499	1%	-100%
Restructuring charges	2,310	4%	—	0%	100%

Total operating costs and expenses	$61,769	100%	$57,760	100%	7%

Operating Income. Operating income was $21.8 million in the first six months of fiscal year 2009, up from $12.5 million in the first six months of fiscal year 2008. Operating income was favorably impacted by a 19% increase in net sales and unfavorably impacted by a 7% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Six Months Ended
	July 27, 2008		July 29, 2007		Change
Standard Semiconductor Products	$14,203	65%	$8,574	69%	66%
Rectifier, Assembly and Other Products	7,614	35%	3,909	31%	95%

Total operating income	$21,817	100%	$12,483	100%	75%

Operating income in the first six months of fiscal year 2009 for the Standard Semiconductor Products segment increased as a result of higher net sales and lower costs related to certain legal expenses. The benefit of higher sales was partially offset by higher levels of stock based compensation expense and restructuring charges.

Operating income in the first six months of fiscal year 2009 for the Rectifier, Assembly and Other Products segment increased as a result of higher net sales. Product demand for this segment was strong, with product supply constraining revenue opportunities.

Interest and Other Income, Net. Interest and other income includes interest income from investments and other items. Net interest and other income was $3.0 million in the first six months of fiscal year 2009 compared to $9.3 million in the first six months of fiscal year 2008. In the second quarter of fiscal year 2009 we repurchased $9.9 million of our common stock. Lower cash balances, resulting from this repurchase activity, and lower market rates of interest resulted in a 68% reduction of interest income ($3.2 million in the first six months of fiscal year 2009 compared with $9.3 million in the first six months of fiscal year 2008). Additionally, a gain of approximately $1.3 million on the disposal of property was recorded in the first quarter of fiscal year 2008.

Provision for Taxes. Provision for income taxes was $5.1 million for the first six months of fiscal year 2009, compared to $4.8 million in the first six months of fiscal year 2008. The effective tax rate for the first six months of fiscal years 2009 and 2008 were 20% and 22%, respectively. The favorable mix of regional income resulted in a lower tax expense in the first six months of fiscal year 2009. Other factors that can influence this rate include variations in income, the source of that income, exchange rates, and changes in estimates of projected benefits from deferred tax assets.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements, our stock repurchase program and potential future acquisitions or strategic investments. As of July 27, 2008, our total shareholders’ equity was $373.1 million. At that date we also had approximately $235.7 million in cash and short-term investments, as well as $4.0 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative fiscal quarters are presented below:

	Three Months Ended		Six Months Ended
(in millions)	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Sources of Cash
Operating activities, including working capital changes	$21.2	$15.4	$35.3	$26.1
Proceeds from exercise of compensatory stock plans, including tax benefits	3.5	7.3	7.5	10.8
Proceeds from disposal of land	—	—	—	9.5

	$24.7	$22.7	$42.8	$46.4

Uses of Cash
Business improvement investments
Capital expenditures, net of sale proceeds (excluding land sale)	$(2.9)	$(0.2)	$(5.0)	$(0.8)

Returned to shareholders
Stock repurchases	$(11.1)	$(149.9)	$(11.2)	$(150.0)

Cash/Investment Management Activities
Decrease in investments and foreign exchange effects	$0.5	$99.5	$1.6	$121.5

Net increase (decrease) in cash and cash equivalents	$11.2	$(27.9)	$28.2	$17.1

In the quarter ended July 27, 2008, our sources of cash as summarized above, increased cash $24.8 million compared to $22.7 million in the quarter ended July 29, 2007, an increase of $2.1 million. This increase is attributable to higher net income of $2.6 million and an increase in accounts payable of $4.7 million. These increases are offset by an increase in accounts receivable of $2.9 and $3.8 million of lower benefits from equity compensation. For the quarter ended July 27, 2008, we had capital expenditures of approximately $2.9 million. The level of stock repurchases was $11.2 million in the second quarter of fiscal year 2009 compared to $149.9 million in the second quarter of fiscal year 2008. The netting of the purchases of available-for-sale investments and the proceeds from the sale and maturities of available-for-sale investments reflect net cash provided of $567,000 and $99.5 million for the second quarters of fiscal years 2009 and 2008, respectively.

In the six months ended July 27, 2008, our sources of cash as summarized above, increased cash $42.9 million compared to $46.4 million in the six months ended July 29, 2007. This $3.6 million decrease is attributable to proceeds of $9.5 million from the sale of an unused parcel of land received in the first quarter of fiscal year 2008. For the six months ended July 27, 2008, we made capital expenditures of approximately $5.0 million. The level of stock repurchases was $11.2 million in the first six months of fiscal year 2009 compared to $150.0 million in the first six months of fiscal year 2008. The netting of the purchases of available-for-sale investments and the proceeds from the sale and maturities of available-for-sale investments reflect net cash provided of $1.6 million and $121.5 million for the first six months of fiscal years 2009 and 2008, respectively.

During the quarter ended April 27, 2008, we initiated a restructuring plan within the Standard Semiconductor Products segment to reorganize certain operations, consolidate research and development activities and reduce our workforce. The reorganization and consolidation were completed in the second quarter of fiscal year 2009. During the second quarter of fiscal year 2009, we recorded costs of $140,000 for employee severance and other facility consolidation costs, including $17,000 of asset writedowns and $113,000 of severance payments. During the first six months of fiscal year 2009, we recorded costs of $2.3 million for employee severance and other facility consolidation costs, including $679,000 of asset writedowns and $970,000 of cash payments. Restructuring charges are presented separately in operating costs and expenses on the Consolidated Condensed Statements of Income.

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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of July 27, 2008, approximately $163.9 million of cash, cash equivalents, and short-term investments were held in Switzerland, compared to $131.0 million as of July 29, 2007. If we needed these funds for investment in domestic operations, any repatriation could result in increased tax liabilities.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $4.6 million to $38.2 million at July 27, 2008 from $33.6 million at January 27, 2008. Inventories increased by $6.4 million to $35.3 million at July 27, 2008 from $28.9 million at January 27, 2008. We believe non-cash working capital ratios relative to our revenue and cost of revenue, will remain at levels approximately the same as they currently are.

Capital Expenditures

Capital expenditures were $2.9 million for the quarter ended July 27, 2008 and $242,000 for the quarter ended July 29, 2007. Capital expenditures were $5.0 million for the six months ended July 27, 2008, and $860,000 for the six months ended July 29, 2007. The increases in capital expenditures were made to expand our test capacity and support engineering functions.

We expect to incur substantial costs in the third quarter of fiscal year 2009 to retool and retrofit the damaged Reynosa, Mexico fabrication facility. While we expect insurance recoveries to cover most of the costs, any insurance recovery may lag the quarter in which the expenses are incurred.

Proceeds from exercises of Stock Options

For the second quarter of fiscal year 2009, cash collected directly from grantee exercises of stock options was $3.2 million as compared with $5.5 million in the second quarter of 2008. For the first six months of 2009, cash collected directly from grantee exercises of stock options was $6.0 million as compared with $8.0 million in the first six months of 2008. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and, indirectly, by other considerations of those grantees. Such proceeds are difficult to forecast. While the level of such cash inflow to us is subject to these factors which we don’t control, we believe that such proceeds will remain an important secondary source of cash after cash flow from operations.

Stock Repurchases

We currently have in effect an active stock repurchase program. This program represents one of our major efforts to return value to our shareholders.

In the first quarter of fiscal year 2009, we announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. In the second quarter of fiscal year 2009, we repurchased 684,892 shares under this program for $9.9 million. In the second quarter of fiscal year 2008, we entered into an accelerated stock repurchase agreement whereby we paid approximately $150 million dollars to Goldman Sachs in exchange for approximately 9.8 million shares of our common stock.

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

Contractual Obligations

There were no material changes in our contractual obligations during the second quarter of fiscal year 2009. Refer to the disclosures regarding other contractual obligations in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the our Annual Report on Form 10-K for the fiscal year ended January 27, 2008.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We could experience delays in restarting our manufacturing activities at our Reynosa, Mexico fabrication facility

On July 31, 2008, a fire occurred at the Company’s Reynosa, Mexico fabrication facility. The Reynosa facility services the company’s Power Discrete business unit. There were no reported injuries from the fire; however, there was partial damage to the facility along with some loss of equipment. The fire was contained to the fabrication segment of the facility allowing back-end processing to proceed. If we are unable to obtain, setup and test replacement equipment in a timely manner, we could face delays in restarting our manufacturing activities.

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

Recent Sales of Unregistered Securities

The Company did not make any sales of unregistered securities during the second quarter of fiscal year 2009.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the second quarter of fiscal year 2009.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2008 (04/28/08 – 05/25/08)	—	—	—	$50.0 million
June 2008 (05/26/08 – 06/22/08)	173,960	$15.6111	173,960	$47.3 million
July 2008 (06/23/08 – 07/27/08)	510,932	$14.1370	510,932	$40.1 million

Total second quarter	684,892		684,892

(1)	In the first quarter of fiscal year 2009, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date. In the second quarter of fiscal year 2009, 684,892 shares were repurchased under this program for $9,939,000.

(2)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors or shares surrendered to the Company to cover tax withholding upon vesting of restricted stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location
10.1	Semtech Corporation Chief Executive Officer Bonus Plan	Item 5.2 of the Company’s Current Report on Form 8-K filed June 26, 2008.

10.2	Fiscal Year 2009 Appendix to Semtech Corporation Chief Executive Officer Bonus Plan	Item 5.2 of the Company’s Current Report on Form 8-K filed June 26, 2008.

10.3	Form of Non-Employee Director Option Award Certificate	Item 5.2 of the Company’s Current Report on Form 8-K filed June 26, 2008.

10.4	Form of Non-Employee Director Stock Unit Award Certificate	Item 5.2 of the Company’s Current Report on Form 8-K filed June 26, 2008.

10.5	Form of Employee Restricted Stock Award Certificate	Item 5.2 of the Company’s Current Report on Form 8-K filed June 26, 2008.

10.6	Form of Employee Option ward Certificate	Item 5.2 of the Company’s Current Report on Form 8-K filed June 26, 2008.

10.7	Semtech Corporation Director Stock Ownership Guidelines	Item 5.2 of the Company’s Current Report on Form 8-K filed June 26, 2008.

10.8	Policy Regarding Director Compensation	Item 5.2 of the Company’s Current Report on Form 8-K filed June 26, 2008.

10.9	Semtech Corporation 2008 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: September 4, 2008	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: September 4, 2008	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief
Financial Officer