Form 10-Q
period 2008-10-26
SEMTECH CORP
filed 2008-12-05
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 26, 2008

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value per share, outstanding at December 1, 2008: 60,413,034

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 26, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Net sales	$79,721	$78,556	$232,125	$206,170
Cost of sales	37,070	35,695	105,888	93,066

Gross profit	42,651	42,861	126,237	113,104

Operating costs and expenses:
Selling, general and administrative	19,358	17,764	56,766	53,888
Product development and engineering	10,127	11,206	31,634	31,792
Acquisition related items	273	276	818	827
Insurance related legal expenses	—	416	—	915
Restructuring charges	—	—	2,310	—

Total operating costs and expenses	29,758	29,662	91,528	87,422

Operating income	12,893	13,199	34,709	25,682
Interest and other income, net	904	3,055	3,884	12,312

Income before taxes	13,797	16,254	38,593	37,994
Provision for taxes	2,287	284	7,343	5,071

Net income	$11,510	$15,970	$31,250	$32,923

Earnings per share:
Basic	$0.19	$0.25	$0.51	$0.49
Diluted	$0.19	$0.24	$0.50	$0.47
Weighted-average number of shares:
Basic	61,233	63,726	61,432	67,692
Diluted	61,727	66,347	62,253	69,612

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	October 26, 2008	January 27, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,254	$172,889
Short-term investments	91,252	36,142
Receivables, less allowances of $828 at October 26, 2008 and $369 at January 27, 2008	35,866	32,975
Inventories	32,401	28,902
Deferred income taxes	4,251	4,350
Other current assets	5,569	16,326

Total current assets	316,593	291,584
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $68,790 as of October 26, 2008 and $63,009 as of January 27, 2008	31,895	30,569
Investments, maturities in excess of 1 year	6,707	4,366
Deferred income taxes	26,471	26,307
Goodwill	32,418	32,418
Other intangibles, net	2,364	3,182
Other assets	5,210	6,986

Total non-current assets	105,065	103,828

Total Assets	$421,658	$395,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,211	$13,922
Accrued liabilities	18,210	18,843
Income taxes payable	2,411	290
Deferred revenue	2,370	1,466
Deferred income taxes	1,439	1,501

Total current liabilities	42,641	36,022
Non-current liabilities:
Deferred income taxes	106	111
Accrued taxes	3,531	3,400
Other long-term liabilities	5,307	7,169
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,098,644 issued and 60,340,624 outstanding on October 26, 2008 and 78,079,894 issued and 61,190,587 outstanding on January 27, 2008	784	784
Treasury stock, at cost, 17,758,020 shares as of October 26, 2008 and 16,889,307 shares as of January 27, 2008	(296,912)	(291,605)
Additional paid-in capital	338,557	342,736
Retained earnings	327,476	296,226
Accumulated other comprehensive income	168	569

Total stockholders’ equity	370,073	348,710

Total Liabilities and Stockholders’ Equity	$421,658	$395,412

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 26, 2008	October 28, 2007
Cash flows from operating activities:
Net income	$31,250	$32,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,279	8,021
Deferred income taxes	(2,287)	(8,032)
Stock-based compensation	13,037	10,593
Tax benefit on stock based compensation	4,581	7,321
Excess tax benefits	(2,371)	(4,699)
Loss (Gain) on disposition of property, plant and equipment	1,391	(1,519)
Changes in assets and liabilities:
Receivables, net	(2,892)	(6,014)
Inventories	(3,499)	(3,726)
Other assets	11,518	3,255
Accounts payable	4,289	4,422
Accrued liabilities	(632)	2,020
Deferred revenue	904	(699)
Income taxes payable	2,121	(478)
Other liabilities	(2,258)	5,076

Net cash provided by operations	61,431	48,464
Cash flows from investing activities:
Purchase of available-for-sale investments	(122,583)	(111,300)
Proceeds from sales and maturities of available-for-sale investments	64,490	242,669
Proceeds from sale of property, plant and equipment	—	10,050
Purchases of property, plant and equipment	(7,175)	(2,049)

Net cash (used in) provided by investing activities	(65,268)	139,370
Cash flows from financing activities:
Excess tax benefit received on stock based compensation	2,371	4,699
Exercise of stock options	7,323	15,793
Repurchase of outstanding common stock	(31,538)	(150,092)

Net cash used in financing activities	(21,844)	(129,600)
Effect of exchange rate changes on cash and cash equivalents	46	—

Net increase in cash and cash equivalents	(25,635)	58,234
Cash and cash equivalents at beginning of period	172,889	162,674

Cash and cash equivalents at end of period	$147,254	$220,908

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

Note 2: Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week quarter in 53-week years. The third quarters and first nine months of fiscal years 2009 and 2008 each consisted of 13 weeks and 39 weeks, respectively.

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

Note 4: Adoption of New Accounting Pronouncement

In the first quarter of fiscal year 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1, FSP FAS 157-2 and FSP FAS 157-3. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2010, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations. Refer to Note 10 for further discussion regarding fair value.

Note 5: Stock Repurchase Program; Treasury Shares

In the first quarter of fiscal year 2009, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date.

Repurchase activity under this program was as follows:

	Three Months Ended October 26, 2008	Nine Months Ended October 26, 2008
Shares Repurchased	1,520,209	2,205,101

Total Consideration	$20,285,448	$30,224,230

In addition to the above repurchase activity, 5,962 shares and 73,753 shares were withheld from vested restricted stock in the third quarter and first nine months of fiscal year 2009, respectively, to cover employee payroll and income tax withholding liabilities.

The Company currently intends to hold both the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares as a result of stock option exercises and restricted stock issuances.

Note 6: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Net income	$11,510	$15,970	$31,250	$32,923
Change in net unrealized holding gain (loss) on available-for-sale investments	(279)	129	(436)	490
Gain for translation adjustment	42	—	46	—

Total comprehensive income	$11,273	$16,099	$30,860	$33,413

Note 7: Earnings Per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Net income	$11,510	$15,970	$31,250	$32,923
Weighted average common shares outstanding - basic	61,233	63,726	61,432	67,692
Dilutive effect of employee equity incentive plans	494	1,264	821	1,192
Dilutive effect of accelerated stock buyback	—	1,357	—	728

Weighted average common shares outstanding - diluted	61,727	66,347	62,253	69,612

Basic earnings per common share	$0.19	$0.25	$0.51	$0.49
Diluted earnings per common share	$0.19	$0.24	$0.50	$0.47

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

Options to purchase approximately 9.5 million shares and 6.0 million shares for the third quarter of fiscal years 2009 and 2008, respectively, were not included in the computation of diluted net income per share because the options were considered anti-dilutive. Options to purchase approximately 9.5 million shares and 10.2 million shares for the first nine months of fiscal years 2009 and 2008, respectively, were not included in the computation of diluted net income per share because the options were considered anti-dilutive.

Note 8: Stock Based Compensation

Share-based Payment Arrangements. The Company currently has one shareholder approved equity award plan (Plan) that provides for granting stock based awards to employees and non-employee directors of the Company. The Plan provides for the granting of several available forms of stock compensation. The Company has historically granted stock option awards (“Options”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”). The Company has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms. The Company uses the Black-Scholes pricing model to value Options. For awards classified as equity, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s or director’s requisite service period. For awards classified as liabilities, stock based compensation cost is measured at fair value at each reporting date until the date of settlement, and is recognized as an expense over the employee or director’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.

Assumptions in Determining Fair Value of Options

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Expected lives, in years	5.0	5.0	4.0 -5.0	4.0- 5.0
Estimated volatility	38%	49%	38% - 65%	49%
Dividend yield	—	—	—	—
Risk-free interest rate	3.2%	4.3%	2.7% - 4.6%	4.3% - 4.9%
Weighted-average fair value on grant date of options granted	$6.13	$7.61	$5.86	$7.76

The estimated fair value of restricted stock (RSA and RSU) awards was calculated based on the market price of the Company’s common stock on the date of grant. Some RSU awards are classified as liabilities rather than equity, due to the cash settlement feature of the awards. The value of awards classified as liabilities as remeasured on October 26, 2008 was approximately $460,000.

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Consolidated Condensed Statements of Income for the three and nine months of fiscal years 2009 and 2008, respectively.

Allocation of Stock-based Compensation

(in thousands)

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Cost of sales	$382	$379	$1,168	$871
Selling, general and administrative	2,475	2,627	8,859	6,705
Product development and engineering	979	994	3,062	2,848

Stock-based compensation, pre-tax	$3,836	$4,000	$13,089	$10,424
Net change in stock-based compensation capitalized into inventory	(30)	(37)	(52)	169

Total stock-based compensation	$3,806	$3,963	$13,037	$10,593

Impact of Stock-based Compensation

(in thousands)

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Stock-based compensation	$3,836	$4,000	$13,089	$10,424
Associated tax effect	(634)	(1,174)	(3,095)	(3,001)

Net effect on net income	$3,202	$2,826	$9,994	$7,423

Net effect on earnings per share -
Basic	$0.05	$0.04	$0.16	$0.11
Diluted	$0.05	$0.04	$0.16	$0.11
Weighted average number of shares -
Basic	61,233	63,726	61,432	67,692
Diluted	61,727	66,347	62,253	69,612

For the third quarters of fiscal years 2009 and 2008, the tax benefit realized from option exercises was $1.6 million and $4.4 million, respectively. For the first nine months of fiscal years 2009 and 2008, the tax benefit realized from option exercises was $4.6 million and $7.3 million respectively.

Note 9: Investments

Short-term and long-term investments consist of government, bank and corporate obligations. Short-term investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the balance sheet date. Certain short-term, highly liquid investments are accounted for as cash and cash equivalents.

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

The following table summarizes the Company’s investments as of October 26, 2008 and January 27, 2008:

Investment category (in thousands)

	October 26, 2008			January 27, 2008
	Market Value	Cost Basis	Unrealized Loss	Market Value	Cost Basis	Unrealized Gain
U.S. government issues	$79,414	$79,697	$(283)	$11,203	$11,200	$3
Corporate issues	18,545	18,703	$(158)	29,305	29,118	187

Investments	$97,959	$98,400	$(441)	$40,508	$40,318	$190

The following table summarizes the maturities of the Company’s investments at October 26, 2008 and January 27, 2008:

Investment maturities (in thousands)

	October 26, 2008		January 27, 2008
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$91,252	$91,590	$36,142	$36,042
After 1 year through 5 years	6,707	6,810	4,366	4,276

	$97,959	$98,400	$40,508	$40,318

The Company did not hold any auction rate securities or structured investment vehicles as of October 26, 2008 or January 27, 2008.

In the third quarter of fiscal years 2009 and 2008, the Company incurred $279,000 of unrealized loss and $129,000 of unrealized gain, respectively (net of tax), on investments. In the first nine months of fiscal years 2009 and 2008, the Company incurred $436,000 of unrealized loss and $490,000 of unrealized gain, respectively (net of tax), on investments. These unrealized gains and losses are the result of fluctuations in the market value of our investments and are included in the accumulated other comprehensive income portion of the Consolidated Condensed Balance Sheets. The tax associated with these comprehensive income items for the third quarter of fiscal years 2009 and 2008 was an increase to the deferred tax asset of $105,000 and an increase to the deferred tax liability of $85,000, respectively. The tax associated with these comprehensive income items for the first nine months of fiscal years 2009 and 2008 was an increase to the deferred tax asset of $206,000 and an increase to the deferred tax liability of $331,000, respectively.

Investments and cash and cash equivalents generated interest income of $1.7 million and $3.3 million in the third quarter of fiscal years 2009 and 2008, respectively. Investments and cash and cash equivalents generated interest income of $4.9 million and $10.9 million in the first nine months of fiscal years 2009 and 2008, respectively.

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

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated condensed financial statements were based on the use of Level 1 inputs and consisted of the following items as of October 26, 2008:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)
Assets
Temporary investments	$91,252	$91,252
Investments, maturities in excess of 1 year	6,707	6,707
Other investments-deferred compensation	4,471	4,471

	$102,430	$102,430

Liabilities
Deferred compensation	$(4,910)	$(4,910)

	$(4,910)	$(4,910)

Note 11: Inventories

Inventories, consisting of material, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

Inventories (in thousands):

	October 26, 2008	January 27, 2008
Raw materials	$1,922	$1,681
Work in process	19,879	17,565
Finished goods	10,600	9,656

	$32,401	$28,902

Note 12: Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but it is subject to an annual impairment test.

(in thousands)	Balance as of January 27, 2008	Adjustments	Balance as of October 26, 2008
Goodwill	$32,418	$—	$32,418

Intangible assets consist of the following at October 26, 2008:

(in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net
	October 26, 2008	January 27, 2008	October 26, 2008	January 27, 2008	October 26, 2008	January 27, 2008
Core technologies	$6,000	$6,000	$(3,636)	$(2,818)	$2,364	$3,182

Intangibles are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $273,000 and $276,000, respectively, for the third quarter of fiscal years 2009 and 2008. Amortization expense related to intangible assets was approximately $818,000 and $827,000, respectively, for the first nine months of fiscal years 2009 and 2008. No significant residual value is expected. There are no tax-related benefits from these acquisition related costs.

Note 13: Commitments and Contingencies

Retirement Plans

The Company contributed approximately $148,000 and $151,000, respectively, in the third quarter of fiscal years 2009 and 2008 to the 401(k) retirement plan maintained for its U.S. employees. In addition, the Company contributed approximately $162,000 and $164,000, in the third quarter of fiscal years 2009 and 2008, respectively, to a defined contribution plan for Swiss employees.

The Company contributed approximately $588,000 and $569,000, respectively, in the first nine months of fiscal years 2009 and 2008 to the 401(k) retirement plan maintained for its U.S. employees. In addition, the Company contributed approximately $527,000 and $464,000, in the first nine months of fiscal years 2009 and 2008, respectively, to a defined contribution plan for Swiss employees.

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

Class Action Lawsuit. In August 2007, a purported class action lawsuit was filed against the Company and certain current and former officers on behalf of persons who purchased or acquired Semtech securities from September 11, 2002 until July 19, 2006. The case alleges violations of Federal securities laws in connection with the Company’s past stock option practices. A very similar lawsuit, filed in October 2007 by another plaintiff, has not been served. In February 2008, the Mississippi Public Employees’ Retirement System (“MPERS”) filed a motion in the US District Court for the Central District of California for consolidation of the cases described above, appointment of MPERS as lead plaintiff, and approval of selection of counsel. The MPERS motion was granted in late March 2008. Recently, motions to dismiss and for other remedial actions were filed by the Company and all named individual defendants. Hearing on the motions is set for December 8, 2008. The Company is unable to predict the outcome of this litigation.

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

We have used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at our former facility in Newbury Park, California that we leased for approximately forty years. We vacated the building in May 2002. Certain contaminants have been found in the local groundwater. Monitoring results to date over a number of years indicate that contaminants are from adjacent facilities. There are no claims pending with respect to environmental matters at the Newbury Park site, however, the applicable regulatory agency having authority over the site has issued joint instructions and orders to the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. The anticipated costs to perform the actions most recently ordered by the regulatory body are not anticipated to be material, and may be jointly shared between the Company and the current owner. It is currently not possible to determine the ultimate amount of future clean-up costs, if any, that may be required of us for this site. Accordingly, no reserve for clean-up has been provided at this time.

Indemnification

In the normal course of its business, the Company indemnifies other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise under contracts under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of Company employees, infringement of third-party intellectual property rights, and certain environmental matters. Over at least the last decade, the Company has not incurred any significant expense as a result of agreements of this type. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. Accordingly, the Company has not accrued any amounts for such indemnification obligations in the first nine months of fiscal year 2009.

The Company has also entered into agreements with its current and former directors and some current and former Company executives indemnifying them against certain liabilities incurred in connection with their duties. The Company’s Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to the Company’s current and former directors and employees, as does the California Labor Code. In some cases there are limits on, and exceptions to, the Company’s potential indemnification liability. In the third quarters of fiscal years 2009 and 2008, the Company incurred expense of $41,000 and $275,000, respectively, and in the first nine months of fiscal years 2009 and 2008, the Company incurred expense of $167,000 and $911,000, respectively, by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. These advances are associated with Government inquiries, derivative and class action litigation, and other matters related to or stemming from the Company’s historical stock option practices. All such advances are subject to an undertaking to repay the funds to the Company in certain circumstances. The Company expects to continue to incur significant expense in connection with such advances associated with matters related to historical stock option practices. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements with respect to other matters.

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

The effective tax rate can be affected by changes in estimates of projected benefits from deferred tax assets. In the third quarter of fiscal year 2009, the tax provision was reduced by $1.5 million due to a release of valuation allowances for federal tax credits based on higher levels of credit utilization resulting from tax elections made with the recently filed 2007 tax return.

As of October 26, 2008 and January 27, 2008, the gross liability for uncertain tax positions was $11.7 million and $11.1 million respectively. Included in these amounts are $10.3 million and $9.7 million respectively of net tax benefits that, if recognized, would impact the effective tax rate. The $10.3 million and $9.7 million include $6.7 million and $6.3 million as of October 26, 2008 and January 27, 2008, respectively, which has not yet reduced income tax payments and, therefore, has been netted against non-current deferred tax assets. The remaining $3.6 million and $3.4 million liability as of October 26, 2008 and January 27, 2008, respectively, is included in non-current Accrued Taxes.

The Company’s policy is to include interest and penalties related to income tax matters within the provision for taxes on the Consolidated Statements of Income. As of October 26, 2008 and January 27, 2008 the Company had $32,000 and $26,000, respectively, accrued for interest and penalties.

Tax years prior to 2006 (fiscal year 2007) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items with tax attributes that could impact open tax years. The IRS completed its examination of tax years 2004 (fiscal year 2005) through 2006 (fiscal year 2007) in the third quarter, resulting in a $24.2 million reduction of our net operating loss carryforward. No tax was payable as a result of this adjustment and there was no tax provision impact since the affected tax attributes were fully reserved.

For state returns, the Company is generally not subject to income tax examinations for years prior to 2003 (fiscal year 2004). Our significant foreign tax presence is in Switzerland. Our material Swiss tax filings have been examined through fiscal year 2008. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The Company is not aware of any tax positions for which it was reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months.

Note 15: Restructuring Costs

During the quarter ended April 27, 2008, the Company initiated a restructuring plan within the Standard Semiconductor Products segment to reorganize certain Company operations, consolidate research and development activities and reduce its workforce. The reorganization and consolidation were completed in the second quarter of fiscal year 2009. No employee severance or facility consolidation costs were recorded in the third quarter of fiscal year 2009. During the first nine months of fiscal year 2009, the Company recorded costs of $2.3 million for employee severance and other facility consolidation costs. Restructuring charges are presented separately in operating costs and expenses on the Consolidated Condensed Statements of Income.

The following table summarizes the restructuring charge and liability balance included in accrued liabilities and other long-term liabilities on the Consolidated Condensed Balance Sheet as of October 26, 2008.

(in thousands)	Restructuring Charge	Asset Writedown	Cash Payments	Balance at October 26, 2008
Severance and benefits	$876.3	$—	$(876.3)	$—
Lease termination costs	641.5	—	(149.8)	491.7
Open commitments	294.1	(294.1)	—	—
Asset impairment	486.6	(486.6)	—	—
Other costs	11.7	—	(11.7)	—

	$2,310.2	$(780.7)	$(1,037.8)	$491.7

The outstanding liability for restructuring costs is classified on the Company’s Consolidated Condensed Balance Sheet as of October 26, 2008 as follows:

(in thousands)
Accrued liabilities	$296.1
Other long-term liabilities	195.6

$491.7

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

Net Sales (in thousands)

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Standard Semiconductor Products	$72,026	$72,110	$208,029	$188,469
Rectifier, Assembly and Other Products	7,695	6,446	24,096	17,701

Net Sales	$79,721	$78,556	$232,125	$206,170

Operating Income (in thousands)

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Standard Semiconductor Products	$10,148	$9,941	$24,350	$18,515
Rectifier, Assembly and Other Products	2,745	3,258	10,359	7,167

Total Operating Income	$12,893	$13,199	$34,709	$25,682

Certain corporate level expenses not directly attributable to a reportable segment are allocated to the segments based on percentage of sales. These include expenses associated with matters related to the Company’s historical stock option practices, including the now-completed restatement of past financial statements and the on-going government inquiries, derivative litigation and class action litigation. Included in operating income in the third quarters of fiscal years 2009 and 2008 for the Standard Semiconductor Products segment is approximately $78,000 and $403,000 of expense, respectively, associated with matters related to the Company’s historical stock option practices. Included in operating income in the first nine months of fiscal years 2009 and 2008 for the Standard Semiconductor Products segment is approximately $90,000 (net of a $250,000 insurance recovery received in the first quarter of fiscal year 2009 for certain investigative costs) and $2.7 million of expense, respectively, associated with matters related to the Company’s historical stock option practices.

Included in operating income for the Standard Semiconductor Products segment for the first nine months of fiscal years 2009 and 2008 are legal fees incurred by the Company in suing insurance companies to recover amounts associated with the resolution of a past customer dispute. All matters related to this dispute are now considered resolved and the Company does not expect to incur any further costs associated with this matter.

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

A summary of net external sales by region follows. The Company does not track customer sales by region for each individual reporting segment.

Sales by Region

(percentage of net sales)

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Domestic	26%	21%	26%	18%
Asia-Pacific	60%	66%	60%	65%
Europe	14%	13%	14%	17%

Total	100%	100%	100%	100%

Concentration of Net Sales - Key Customers

(percentage of net sales)

	Three Months Ended
	October 26, 2008	October 28, 2007
Samsung Electronics (and affiliates)	16%	16%
Frontek Technology Corp	13%	18%

Concentration of Accounts Receivable - Key Customers

(percentage of net accounts receivable)

	Three Months Ended
	October 26, 2008	October 28, 2007
Samsung Electronics (and affiliates)	13%	16%
Frontek Technology Corp	10%	13%

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

In the third quarters of fiscal years 2009 and 2008, respectively, approximately $611,000 and $788,000 of these expenses were charged to Selling, General and Administrative. In the first nine months of fiscal years 2009 and 2008, respectively, approximately $1.1 million and $3.7 million of these expenses were charged to Selling, General and Administrative. The Company expects to continue to incur significant expense in connection with these on-going matters. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. See Note 13 for additional information regarding indemnification.

Note 18: Fire at Manufacturing Facility in Reynosa, Mexico

On July 31, 2008, a fire occurred at the Company’s Reynosa, Mexico manufacturing facility. The impact of the fire on sales for the third quarter of fiscal year 2009 was limited since the fire damage was contained to the fabrication segment of the facility, allowing back-end processing of existing material to proceed. Since limited amounts of material were processed in the fabrication segment during the retooling and retrofit of the damaged segment in the third quarter of fiscal year 2009, we expect inventory shortages to result in up to $3.0 million of lost revenue in the fourth quarter of fiscal year 2009.

As of October 26, 2008, the Company has recorded the following expenses (insurance recoveries) related to the retooling and retrofit of the factory and the write-off of damaged equipment.

	Expense Incurred	Insurance Recovery	Net Expense
SG&A	$880,184	$(370,302)	$509,862
Other expense, net	208,371	—	208,371

	$1,088,555	$(370,302)	$718,233

The Company expects to incur approximately $600,000 to complete the retooling and retrofit of the damaged segment in the fourth quarter of fiscal year 2009.

The Company is actively seeking recovery under the relevant insurance policies that it maintains for both property damage and business interruption. While the Company expects insurance recoveries to cover most of the costs, any insurance recovery may lag the quarter in which the expenses are incurred.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the consolidated condensed financial statements and the notes to the consolidated condensed financial statements included elsewhere in this Form 10-Q.

Forward Looking Statements

This Form 10-Q contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,” “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of our annual report on Form 10-K for the year ended January 27, 2008. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Product design and engineering revenue is recognized during the period in which services are performed. We defer revenue recognition on shipment of certain products to distributors where return privileges exist until the products are sold through to end-users. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead. We determine the cost of inventory by the first-in, first-out method. Our operating costs and expenses generally consist of selling, general and administrative (SG&A), product development and engineering costs (R&D), costs associated with acquisitions, and other operating related charges.

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to original equipment manufacturers during the third quarter of fiscal year 2009 were 45% of net sales. The remaining 55% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. During the third quarter of fiscal year 2009, approximately 41% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for the third quarter of fiscal year 2009 constituted approximately 74% of our net sales compared to 79% in the third quarter of fiscal year 2008. Approximately 81% of foreign sales in the third quarter of fiscal year 2009 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe.

Sales into the Computing and Consumer markets have historically been seasonal and generally experience weaker demand in the first and second fiscal quarters of each year followed by stronger demand in the third and fourth fiscal quarters.

Critical Accounting Policies and Estimates

With the exception of the adoption of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) in the first quarter of fiscal year 2009, there have been no significant changes to the our critical accounting policies during the nine month period ended October 26, 2008. Refer to the disclosures regarding other critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 27, 2008.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.5%	45.4%	45.6%	45.1%

Gross profit	53.5%	54.6%	54.4%	54.9%

Operating costs and expenses:
Selling, general and administrative	24.3%	22.6%	24.5%	26.1%
Product development and engineering	12.7%	14.3%	13.6%	15.4%
Acquisition related items	0.3%	0.4%	0.4%	0.4%
Insurance related legal expenses	0.0%	0.5%	0.0%	0.4%
Restructuring charges	0.0%	0.0%	1.0%	0.0%

Total operating costs and expenses	37.3%	37.8%	39.4%	42.4%

Operating income	16.2%	16.8%	15.0%	12.5%
Interest and other income, net	1.1%	3.9%	1.7%	6.0%

Income before taxes	17.3%	20.7%	16.7%	18.4%
Provision for taxes	2.9%	0.4%	3.2%	2.5%

Net income	14.4%	20.3%	13.5%	16.0%

Comparison of The Three Months Ended October 26, 2008 and October 28, 2007

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The third quarters of fiscal years 2009 and 2008 were both 13 week periods.

Net Sales. Net sales for the third quarter of fiscal year 2009 were $79.7 million, an increase of 1% compared to $78.6 million for the third quarter of fiscal year 2008. The increase was driven by strength in sales of our protection and power discrete products.

Sales in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008 were favorably impacted by stronger demand for protection products targeting handheld, high end consumer and networking applications. Net sales were also favorably impacted by demand for our protection product line into computing applications. Power discrete revenue, while impacted by the fire that occurred early in the third quarter of fiscal year 2009 at our Reynosa, Mexico manufacturing facility, was up 19% from the third quarter of fiscal year 2008. The third quarter impact of the fire was limited since the fire was contained to the fabrication segment of the facility, allowing back-end processing of existing material to proceed. Offsetting these strengths was weak demand for automated test equipment and advanced communication products.

Our estimates of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Three Months Ended
	October 26, 2008	October 28, 2007
Computer	19%	24%
Communications	17%	15%
Consumer	39%	33%
Industrial	25%	28%

Total	100%	100%

Net sales summarized by reportable segment are detailed below:

Net Sales by Reportable Segment

(in thousands)

	Three Months Ended
	October 26, 2008		October 28, 2007		Change
Standard Semiconductor Products	$72,026	90%	$72,110	92%	0%
Rectifier, Assembly and Other Products	7,695	10%	6,446	8%	19%

Net sales	$79,721	100%	$78,556	100%	1%

Sales of Standard Semiconductor Products in the third quarter of fiscal year 2009 were flat compared to the third quarter of fiscal year 2008. Protection product sales into cellular phone, computing and other high end consumer applications and demand for wireless and sensing products, largely sold into industrial and medical applications, remained strong. These strengths were offset by weakness in the demand for automated test equipment products.

Sales of our Rectifier, Assembly and Other Products, which are primarily sold into military and industrial applications, increased 19% in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008 as a result of continued strength in demand from specific industrial and military customers and increased internal production capacity. These products rely on older technology and historically have supported a very limited customer base.

Cost of Sales and Gross Profit. Cost of sales consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, a trend which is typical in the semiconductor industry, tends to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in our customer’s particular end-applications. During the third quarter of fiscal year 2009, gross profit decreased to $42.7 million from $42.9 million in the third quarter of fiscal year 2008. Gross profit margins as a percent of sales declined compared to the third quarter of fiscal year 2008 due to lower average selling prices within the high end consumer and computing end market segments as well as lower absorption levels of fixed manufacturing overhead in the comparable period.

Operating Costs and Expenses. Operating costs and expenses were $29.8 million, or 37% of net sales in the third quarter of fiscal year 2009. Operating costs and expenses for the third quarter of fiscal year 2008 were $29.7 million, or 38% of net sales. Operating costs and expenses in the third quarters of fiscal year 2009 and fiscal year 2008 were impacted by $3.8 million and $4.0 million, respectively, of stock-based compensation.

Operating Costs and Expenses

(in thousands)

	Three Months Ended
	October 26, 2008		October 28, 2007		Change
Selling, general and administrative	$19,358	65%	$17,764	60%	9%
Product development and engineering	10,127	34%	11,206	38%	-10%
Acquisition related items	273	1%	276	1%	-1%
Insurance related legal expenses	—	0%	416	1%	-100%
Restructuring charges	—	0%	—	0%	100%

Total operating costs and expenses	$29,758	100%	$29,662	100%	0%

Operating Income. Operating income was $12.9 million in the third quarter of fiscal year 2009, down from $13.2 million in the third quarter of fiscal year 2008. Operating income for the third quarter of fiscal year 2009 was unfavorably impacted by product mix which resulted in slightly lower gross margins.

We evaluate segment performance based on net sales and operating income of each segment. Operating income by reportable segment is detailed below.

Operating Income by Reportable Segment

(in thousands)

	Three Months Ended
	October 26, 2008		October 28, 2007		Change
Standard Semiconductor Products	$10,148	79%	$9,941	75%	2%
Rectifier, Assembly and Other Products	2,745	21%	3,258	25%	-16%

Total operating income	$12,893	100%	$13,199	100%	-2%

Operating income in the third quarter of fiscal year 2009 for the Standard Semiconductor Products segment increased as a result of higher net sales and lower levels of stock based compensation expense.

Operating income in the third quarter of fiscal year 2009 for the Rectifier, Assembly and Other Products segment decreased as a result of lower gross margins. Operating income was unfavorably impacted by recovery expenses related to the fire at our Reynosa, Mexico manufacturing facility which occurred early in the third quarter of fiscal year 2009. Product demand for this segment remained strong and overall revenues increased year over year by 19 percent.

Interest and Other Income, Net. Interest and other income includes interest income from investments and other items. Net interest and other income was $0.9 million in the third quarter of fiscal year 2009 compared to $3.1 million in the third quarter of fiscal year 2008. In the third quarter of fiscal year 2009 we repurchased $20.3 million of our common stock. Lower cash balances, resulting from this repurchase activity, and lower market rates of interest resulted in a 48% reduction of interest income ($1.7 million in the third quarter of fiscal year 2009 compared with $3.3 million in the third quarter of fiscal year 2008).

Provision for Taxes. Provision for income taxes was $2.3 million for the third quarter of fiscal year 2009, compared to $0.3 million in the third quarter of fiscal year 2008. The effective tax rate for the third quarters of fiscal years 2009 and 2008 were 16.6% and 1.7%, respectively. Factors that can influence this rate include variations in income, the source of that income, exchange rates, and changes in estimates of projected benefits from deferred tax assets. The rate was higher in the third quarter of the current year compared to the prior year primarily due to favorable tax treatment in Switzerland for a weak US dollar in relation to the Swiss Franc in the prior year that did not recur in the third quarter of the current year. In the third quarter of fiscal year 2009, the tax provision was reduced by $1.5 million due to a release of valuation allowances for federal tax credits based on higher levels of credit utilization resulting from tax elections made with the recently filed 2007 tax return. There was no comparable valuation allowance release in the third quarter of fiscal year 2008.

Comparison of The Nine Months Ended October 26, 2008 and October 28, 2007

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first nine months of fiscal years 2009 and 2008 were both 39 week periods.

Net Sales. Net sales for the first nine months of fiscal year 2009 were $232.1 million, an increase of 13% compared to $206.2 million for the first nine months of fiscal year 2008. The increase was driven by strength in sales of our protection, power discrete and power management products.

Our estimates of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Nine Months Ended
	October 26, 2008	October 28, 2007
Computer	18%	22%
Communications	18%	17%
Consumer	38%	29%
Industrial	26%	32%

Total	100%	100%

Net sales summarized by reportable segment are detailed below:

Net Sales by Reportable Segment

(in thousands)

	Nine Months Ended
	October 26, 2008		October 28, 2007		Change
Standard Semiconductor Products	$208,029	90%	$188,469	91%	10%
Rectifier, Assembly and Other Products	24,096	10%	17,701	9%	36%

Net sales	$232,125	100%	$206,170	100%	13%

End application demand for our Standard Semiconductor Products in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008 was impacted by stronger demand for protection product sales into cellular phone, computing and other high end consumer applications. Increased demand for wireless and sensing products, largely sold into industrial and medical applications, helped to offset continued weakness in demand for automated test equipment products.

Sales of our Rectifier, Assembly and Other Products, which are primarily sold into military and industrial applications, increased 36% in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008 as a result of continued strength in demand from specific industrial and military customers and increased internal production capacity. These products rely on older technology and historically have supported a very limited customer base.

Cost of Sales and Gross Profit. Cost of sales consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, a trend which is typical in the semiconductor industry, tends to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in our customer’s particular end-applications. During the first nine months of fiscal year 2009, gross profit increased to $126.2 million from $113.1 million in the first nine months of fiscal year

2008. This 12% increase in gross profit reflects the benefit of higher sales. Gross profit margins were down slightly due to a less favorable mix of product sales.

Operating Costs and Expenses. Operating costs and expenses were $91.5 million, or 39% of net sales in the first nine months of fiscal year 2009. Operating costs and expenses for the first nine months of fiscal year 2008 were $87.4 million, or 42% of net sales. Operating costs and expenses in the first nine months of fiscal year 2009 and fiscal year 2008 were impacted by $13.1 million and $10.4 million, respectively, of stock-based compensation. During the first quarter of fiscal year 2009, we initiated a restructuring plan to reorganize certain Company operations, consolidate research and development activities and reduce our workforce. The reorganization and consolidation was completed in the second quarter of fiscal year 2009. During the first nine months of fiscal year 2009, the Company recorded costs of $2.3 million for employee severance and other facility consolidation costs.

Operating Costs and Expenses

(in thousands)

	Nine Months Ended
	October 26, 2008		October 28, 2007		Change
Selling, general and administrative	$56,766	61%	$53,888	61%	5%
Product development and engineering	31,634	35%	31,792	36%	0%
Acquisition related items	818	1%	827	1%	-1%
Insurance related legal expenses		0%	915	1%	-100%
Restructuring charges	2,310	3%	—	0%	100%

Total operating costs and expenses	$91,528	100%	$87,422	100%	5%

Operating Income. Operating income was $34.7 million in the first nine months of fiscal year 2009, up from $25.7 million in the first nine months of fiscal year 2008. Operating income was favorably impacted by a 13% increase in net sales and unfavorably impacted by a 5% increase in operating expenses.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

(in thousands)

	Nine Months Ended
	October 26, 2008		October 28, 2007		Change
Standard Semiconductor Products	$24,350	70%	$18,515	72%	32%
Rectifier, Assembly and Other Products	10,359	30%	7,167	28%	45%

Total operating imcome	$34,709	100%	$25,682	100%	35%

Operating income in the first nine months of fiscal year 2009 for the Standard Semiconductor Products segment increased as a result of higher net sales and lower costs related to certain legal expenses. The benefit of higher sales was partially offset by higher levels of stock based compensation expense and restructuring charges.

Operating income in the first nine months of fiscal year 2009 for the Rectifier, Assembly and Other Products segment increased as a result of higher net sales. Product demand for this segment remained strong and overall revenues increased year over year by 19 percent.

Interest and Other Income, Net. Interest and other income includes interest income from investments and other items. Net interest and other income was $3.9 million in the first nine months of fiscal year 2009 compared to $12.3 million in the first nine months of fiscal year 2008. In the first nine months of fiscal year 2009 we repurchased $30.2 million of our common stock. Lower cash balances, resulting from this repurchase activity, and lower market rates of interest resulted in a 55% reduction of interest income ($4.9 million in the first nine months of fiscal year 2009 compared with $10.9 million in the first nine months of fiscal year 2008). Additionally, a gain of approximately $1.3 million on the disposal of property was recorded in the first quarter of fiscal year 2008.

Provision for Taxes. Provision for income taxes was $7.3 million for the first nine months of fiscal year 2009, compared to $5.1 million in the first nine months of fiscal year 2008. The effective tax rate for the first nine months of fiscal years 2009 and 2008 were 19% and 13%, respectively. Factors that can influence this rate include variations in income, the source of that income, exchange rates, and changes in estimates of projected benefits from deferred tax assets. The rate was higher for the first nine months of fiscal year 2009 primarily due to favorable tax treatment in Switzerland for a weak US dollar in relation to the Swiss Franc in the prior year that did not recur in the current year. In the first nine months of fiscal year 2009, the tax provision was reduced by $1.5 million due to a release of valuation allowances for federal tax credits. The release of the valuation allowance relates to higher levels of credit utilization resulting from tax elections made with the 2007 tax return that was filed in the third quarter of fiscal year 2009. There was no comparable valuation allowance release in the first nine months of fiscal year 2008.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements, our stock repurchase program and potential future acquisitions or strategic investments. As of October 26, 2008, our total shareholders’ equity was $370.1 million. At that date we also had approximately $238.5 million in cash and short-term investments, as well as $6.7 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative fiscal quarters are presented below:

	Three Months Ended		Nine Months Ended
(in millions)	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Sources of Cash
Operating activities, including working capital changes	$26.1	$22.3	$61.4	$48.5
Proceeds from exercise of compensatory stock plans, including tax benefits	2.2	9.7	9.7	20.5
Proceeds from disposal of land	—	—	—	9.5

	$28.3	$32.0	$71.1	$78.5

Uses of Cash
Business improvement investments
Capital expenditures, net of sale proceeds (excluding land sale)	$(2.2)	$(0.7)	$(7.2)	$(1.5)

Returned to shareholders
Stock repurchases	$(20.3)	$(0.1)	$(31.5)	$(150.1)

Cash/Investment Management Activities
Net (increase) decrease in investments and foreign exchange effects	$(59.7)	$9.9	$(58.1)	$131.4

Net increase (decrease) in cash and cash equivalents	$(53.9)	$41.1	$(25.7)	$58.3

In the quarter ended October 26, 2008, our sources of cash as summarized above, increased cash $28.3 million compared to $32.0 million in the quarter ended October 28, 2007, a decrease of $3.7 million. This decrease is attributable to lower net income of $4.5 million and lower proceeds from the exercise of stock options. For the quarter ended October 26, 2008, expenditures increased by approximately $700,000 as a result of the repair activity at our Reynosa, Mexico manufacturing facility which suffered fire damage during the quarter.

In the nine months ended October 26, 2008, our sources of cash as summarized above increased cash $71.1 million compared to $78.5 million in the nine months ended October 28, 2007. This $7.4 million decrease is attributable to proceeds of $9.5 million from the sale of an unused parcel of land received in the first quarter of fiscal year 2008. The netting of the purchases of available-for-sale investments and the proceeds from the sale and maturities of available-for-sale investments reflect net cash used of $58.1 million and provided of $131.4 million for the first nine months of fiscal years 2009 and 2008, respectively.

During the quarter ended April 27, 2008, we initiated a restructuring plan within the Standard Semiconductor Products segment to reorganize certain operations, consolidate research and development activities and reduce our workforce. The reorganization and consolidation were completed in the second quarter of fiscal year 2009. During the third quarter of fiscal year 2009, no employee severance or other facility consolidation costs were recorded. During the first nine months of fiscal year 2009, we recorded costs of $2.3 million for employee severance and other facility consolidation costs, including $781,000 of asset write-downs and $1.0 million of cash payments. Restructuring charges are presented separately in operating costs and expenses on the Consolidated Condensed Statements of Income.

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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 26, 2008, the amount held by our foreign subsidiaries was approximately $180.9 million of cash, cash equivalents, and short-term investments compared to $143.5 million as of January 28, 2008. If we needed these funds for investment in domestic operations, any repatriation could result in increased tax liabilities.

One of the primary goals of the Company is to constantly improve the cash flows from our existing business activities. As discussed above, we have historically used, and intend to continue to use, cash flow to fund the repurchase of our common stock. Additionally, we will continue to seek to maintain and improve our existing business performance with necessary capital expenditures and, potentially, acquisitions that may further improve our base business with prospects of a proper return. Acquisitions, should we undertake them to improve our business, might be made for either cash or stock consideration, or a combination of both.

Our cash, cash equivalents and investments noted above, when combined with lack of any outstanding debt obligations, give us the flexibility to continue to leverage our free cash flow to return value to shareholders (in the form of stock repurchases) while also pursuing business improvement opportunities.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $2.9 million to $35.9 million at October 26, 2008 from $33.0 million at January 27, 2008. Inventories increased by $3.5 million to $32.4 million at October 26, 2008 from $28.9 million at January 27, 2008. We believe non-cash working capital ratios, relative to our revenue and cost of revenue, will remain at levels approximately the same as they currently are.

Capital Expenditures

Capital expenditures were $2.2 million for the quarter ended October 26, 2008 and $700,000 for the quarter ended October 28, 2007. Capital expenditures were $7.2 million for the nine months ended October 26, 2008, and 2.0 million ($1.5 million net of sale proceeds) for the nine months ended October 28, 2007. The increases in capital expenditures were made to expand our test capacity and support engineering functions, and to support our recovery effort related to the fire at our Reynosa, Mexico manufacturing facility.

We expect to incur additional costs of approximately $600,000 in the fourth quarter of fiscal year 2009 to retool and retrofit the damaged Reynosa, Mexico manufacturing facility. While we expect insurance recoveries to cover most of the costs, any insurance recovery may lag the quarter in which the expenses are incurred.

Proceeds from exercises of Stock Options

For the third quarter of fiscal year 2009, cash collected directly from grantee exercises of stock options was $1.3 million as compared with $7.8 million in the third quarter of 2008. For the first nine months of 2009, cash collected directly from grantee exercises of stock options was $7.3 million as compared with $15.8 million in the first nine months of 2008. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and, indirectly, by other considerations of those grantees. Such proceeds are difficult to forecast. While the level of such cash inflow to us is subject to these factors which we don’t control, we believe that such proceeds will remain an important secondary source of cash after cash flow from operations.

Stock Repurchases

We currently have in effect an active stock repurchase program. This program represents one of our major efforts to return value to our shareholders.

In the first quarter of fiscal year 2009, we announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. In the third quarter of fiscal year 2009, we repurchased 1,520,209 shares under this program for $20.3 million. In the first nine months of fiscal year 2009, we repurchased 2,205,101 shares under this program for $30.2 million. Under the accelerated stock repurchase program entered into and completed in fiscal year 2008 we paid approximately $169.4 million dollars to Goldman Sachs in exchange for approximately 9.8 million shares of our common stock.

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

Contractual Obligations

There were no material changes in our contractual obligations during the third quarter of fiscal year 2009. Refer to the disclosures regarding other contractual obligations in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the our Annual Report on Form 10-K for the fiscal year ended January 27, 2008.

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

Global Economic Conditions

The current deterioration in global economic conditions, driven by uncertainty around tighter credit and negative financial news, could reduce demand for our products and affect other related matters. Demand for our products could be different from our expectations due to many factors, including changes in business and economic conditions, conditions in the credit market that affect consumer confidence, customer acceptance of our products, changes in customer order patterns including order cancellations and changes in the level of inventory held by vendors.

Credit markets are tightening as a result of the recent financial crises, resulting in lower liquidity in many financial markets and excess volatility in fixed income, credit and equity markets. We could experience a number of resulting effects, including pricing pressure, product delays due to effects experienced by key suppliers, reduced orders and payments as customers are affected by tighter credit markets and/or insolvency, decreased investing and financing options in a tighter market, increased expenses, increased impairments resulting from lower orders and sales as customers experience difficulties obtaining financing and volatility and extreme changes in the earnings and fair value of our investments.

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

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We could experience delays in returning to full production capacity at our Reynosa, Mexico fabrication facility

On July 31, 2008, a fire at the Company’s Reynosa, Mexico fabrication facility resulted in partial damage to the facility along with some loss of equipment. The Reynosa facility services the company’s Power Discrete business unit. If we experience delays in returning to full production capacity, lost revenue opportunities may result and gross margins could be unfavorably impacted due to lower absorption levels.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not make any sales of unregistered securities during the third quarter of fiscal year 2009.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the third quarter of fiscal year 2009.

Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2008 (07/28/08 - 08/24/08)	—	—	—	$40.1 million
September 2008 (08/25/08 - 09/21/08)	816,509	$14.1971	816,509	$28.5 million
October 2008 (09/22/08 - 10/26/08)	703,700	$12.3539	703,700	$19.8 million
Total third quarter	1,520,209	—	1,520,209

(1)	On March 4, 2008, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date. 1,520,209 shares were repurchased for a total consideration of $20,285,000 under this program in the third quarter of fiscal year 2009.
(2)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors or shares surrendered to the Company to cover tax liabilities upon vesting of restricted stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: December 4, 2008	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: December 4, 2008	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief Financial Officer