Form 10-K
period 2009-01-25
SEMTECH CORP
filed 2009-03-26
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 25, 2009

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

Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $14.95 on the NASDAQ Global Select Market) as of July 27, 2008 was approximately $755 million. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding at March 18, 2009 was 61,064,611.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III, Item numbers 11, 12, 13 and 14 and portions of Item 10 of this report: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 25, 2009.

SEMTECH CORPORATION

INDEX TO FORM 10-K

FOR THE YEAR ENDED JANUARY 25, 2009

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

General

We are a leading supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally to customers in the high-end consumer, industrial, computing and communications end-markets. The high-end consumer market includes handheld products, set-top boxes, digital televisions, digital video recorders, Bluetooth headsets and other consumer equipment. Included in the industrial customer base is automated meter reading, military and aerospace, medical, automated test equipment, security, automotive, home automation, and other industrial equipment. The computing market includes desktops, servers, notebooks, graphics, printers, and other computer peripherals. The communications market includes base stations, optical networks, switches and routers, wireless LAN, and other communication infrastructure equipment. Our long-standing and strategic end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel-Lucent, Apple, Cisco, Compal Electronics, Dell, Hewlett Packard, Intel, LG Electronics, Motorola, Phonak, Quanta Computer, Research In Motion, Samsung, Sanyo, Siemens, and Sony.

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

Another difference between the analog and digital markets is the amount of available talented labor. The analog industry relies more heavily than the digital industry on design and applications talent to distinguish its products from one another. Digital expertise is extensively taught in universities due to its overall market size, while analog and mixed-signal expertise tends to be learned over time based on experience and hands-on training. Consequently, personnel with analog training are scarcer than digital trained engineers. This has historically made it more difficult for new suppliers to quickly develop products and gain significant market share.

The electronics market is characterized by several trends that we believe drive demand for our products. Electronic systems are being designed to operate at increasingly lower operating voltages, battery-powered systems such as handheld computers and cellular telephones are proliferating, and these systems are becoming smaller and requiring higher levels of integration. Our products are designed to address these needs by providing solutions that protect low voltage circuits, extend battery life, meet tighter voltage requirements, improve interfaces between systems, and support higher transmission and processor speeds. Additionally, as communications functions are increasingly integrated into a range of systems and devices, these products require analog sensing, processing and control capabilities, which increases the number and size of our end-markets. Finally, industrial, medical, high-end consumer and other end-market applications have increasingly incorporated data processing and communications features into their end systems resulting in more complex power and protection requirements, which in turn has broadened the opportunities for selling our power and protection devices.

Advancements in digital processing technology typically drive the need for corresponding advancements in analog and mixed-signal solutions. We believe that the diversity of our applications allows us to take advantage of areas of relative market strength and reduces our vulnerability to competitive pressure in any one area.

Semtech End-Markets

A majority of our products are sold to customers in the computing, communications, high-end consumer, and industrial markets. Until the mid-1990s, we largely focused on serving the military and aerospace end-market. In the 1990’s, the majority of our revenues were derived from the computing sector driven by desktop computers and related applications. In recent years, we have seen relative growth from the handheld communications, communications infrastructure and industrial markets as a percentage of the total. We have also seen a greater diversification within our computer market segment, beyond our initial focus on desktop computer applications.

Our estimates of sales by major end-markets are detailed below:

End-Market

(% of net sales)

	Fiscal Years
	2009	2008	2007
Computing	18%	19%	19%
Communications	18%	17%	19%
High-End Consumer	37%	39%	34%
Industrial and Other	27%	25%	28%

	100%	100%	100%

We believe that our diversity in end-markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end-product applications:

Specific End-Product Applications
Semtech’s Main Product Lines	Computing	Communications	High-End Consumer	Industrial / Other
Power Management	Desktop PCs, servers, workstations, notebook computers, add-on cards, computer gaming systems	Network cards, routers and hubs, telecom network boards	Cellular phones, PDAs, digital still/video cameras, handheld games	Power supplies, industrial systems
Protection	Notebook computers, USB ports, LAN cards	Base stations, DSL equipment, routers and hubs	Cellular phones, PDAs, digital still/video cameras, handheld games	Handheld measurement or instrumentation devices
Advanced Communications and Sensing	Workstations	SONET networks, routers, hubs, switches, fiber modems and wireless headsets, cellular base stations	—	Automated meter reading, industrial control and hearing aids (medical); Automated test equipment
Power Discretes	—	—	—	Military, aerospace, medical

Historically, our results have reflected some seasonality, with demand levels generally being higher in the computer and high-end consumer products segments during the third and fourth quarters of our fiscal year in comparison to the first and second quarters.

Business Strategy

Our objective is to be a leading supplier of analog and mixed-signal semiconductor devices to the fastest growing segments of our target markets. We intend to leverage our pool of skilled technical personnel to develop new products, or, where appropriate, use acquisitions to either accelerate our position in the fastest growing segments or to gain entry into these segments. In order to capitalize on our strengths in analog and mixed-signal processing design, developing and marketing, we intend to pursue the following strategies:

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

Continue to release proprietary new products, achieve new design wins, and cross-sell products

We are focused on developing unique, new, proprietary products that bring value to our target customers in our target markets. These products typically are differentiated in performance but are priced competitively. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customers that they intend to incorporate our products into their new designs. Our technical talent works closely with our customers in securing design wins, defining new products and in implementing and integrating our products into their systems. We also focus on selling our complete portfolio of products to our existing customers, as we believe the technical expertise of our marketing and sales team allows it to identify and capitalize on cross-selling opportunities.

Focus on fast-growing market segments and regions

We have chosen to target the analog segments of some of the fastest growing end-markets. We participate in these markets by focusing on specific product areas within the analog and mixed-signal market, including products for handheld equipment, high-end consumer equipment, and communications infrastructure and certain broad-based industrial markets. All these markets are characterized by their need for leading-edge, high-performance analog and mixed-signal semiconductor technologies.

We believe that certain geographic markets, such as China, Japan and Europe represent opportunities for added sales and end-customer diversity. Accordingly, we have bolstered our efforts in these regions to enhance our ability to expand our customer base.

Leverage outsourced semiconductor fabrication capacity

We outsource most of our manufacturing in order to focus more of our resources on defining, developing and marketing our products. We use outside wafer foundries. Our primary outside wafer foundries are based in Asia, the United States, Canada and Europe. Our largest wafer source is a foundry based in China. We believe that outsourcing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk and a more variable cost of goods, which provides us with greater operating flexibility.

Product Segments

We have two product segments, both of which are comprised of semiconductor products: Standard Semiconductor Products and Rectifier, Assembly and Other Products. A majority of our sales come from our Standard Semiconductor Products, which we consider to be our most strategic product segment. The balance of sales comes from our Rectifier, Assembly and Other Products segment. The products in that segment are older-technology products, in many cases dating back to the earliest days of our Company when our focus was primarily the military and aerospace end-markets.

Standard Semiconductor Products Segment. Included in Standard Semiconductor Products are integrated circuits (ICs) and discrete components designed for use in standard and specific applications. Standard Semiconductor Products represented approximately 89% of our overall net sales in fiscal year 2009 and 91% and 94% of our overall net sales in fiscal years 2008 and 2007, respectively. The main product lines within our Standard Semiconductor Products are described below.

Power Management Products. Power management products control, alter, regulate and condition the power supplies within electronic systems. The highest volume product types within the power management product line are switching voltage regulators, combination switching and linear regulators, smart regulators and charge pumps. The primary application for these products is power regulation for computer, communications, high-end consumer and industrial systems.

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

Rectifier, Assembly and Other Products Segment. We design, develop, and market a line of power discrete products comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products. These products are typically used to convert alternating currents (AC) into direct currents (DC) and to protect circuits against very high voltage spikes or high current surges. These products are used in a broad range of military, aerospace, medical, and industrial applications. Rectifier, Assembly and Other Products represented approximately 11% of our overall net sales in fiscal year 2009 and 9% and 6% of our overall net sales in fiscal years 2008 and 2007, respectively.

For further financial information on these segments, refer to the information contained in Note 12 to the Consolidated Financial Statements included in Item 8.

Intellectual Capital and Product Development

The design of intellectual property (IP) and the resulting development of proprietary products is a critical success factor for us. The recruiting and retaining of key technical talent is the foundation for designing, developing and selling this IP, in the form of new proprietary products, in the global marketplace. One of our strategies to recruit this talent is the establishment of multiple design center locations. We have design centers in Camarillo, San Jose and San Diego, California; Raleigh, North Carolina; Neuchatel, Switzerland and the United Kingdom.

Circuit design engineers, layout engineers, product and test engineers, application engineers and field application engineers are our most valuable employees. Together they perform the critical tasks of designing and laying out integrated circuits, turning these circuits into silicon devices, and conferring with customers about designing these devices into their applications. The majority of our engineers fit into one of these categories. Most of these engineers have many years of experience in the design, development and layout of circuits targeted for use in power management, protection, and advanced communications and sensing applications. We also employ a number of software engineers and systems engineers that specialize in the development of software and systems architecture, who enable us to develop systems oriented products in select markets.

In fiscal year 2009, we incurred $41.4 million of product development and engineering expense. This represents 14% of net sales. Product development and engineering costs were $43.1 million or 15% of net sales and $41.3 million or 16% of net sales in fiscal years 2008 and 2007, respectively. We intend to make further investments in research and development in the future, which may include increasing our employee headcount and investing in design and development equipment.

Sales and Marketing

Sales made directly to customers during fiscal year 2009 were approximately 45% of net sales. The remaining 55% of net sales were made through independent distributors. We have direct sales personnel located throughout the United States, Europe, Japan, and elsewhere in Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.

We operate internationally primarily through our wholly-owned Swiss subsidiary, Semtech International AG. Semtech International AG serves the European markets from its headquarters in St. Gallen, Switzerland and through its wholly-owned subsidiaries based in France, Germany, Neuchatel – Switzerland, the United Kingdom, China and Malaysia. Semtech International AG maintains branch sales offices, either directly or through one of it’s wholly owned subsidiaries, in Taiwan, Korea and Japan. Semtech International also has a representative office located in Shanghai, China. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.

Customers, Sales Data and Backlog

As a result of the breadth of our products and markets, we have a broad range of customers.

Representative Customers by End-Markets:

Computing	Communications	High-End Consumer	Industrial
Apple	Alcatel-Lucent	Samsung	Phonak
Dell	Motorola	Research in Motion	Honeywell
Hewlett Packard	Cisco	Sony Ericsson	Raytheon
Intel	Nokia Siemens	LG Electronics	Siemens

Our customers include major OEMs and their subcontractors in the computing, communications, high-end consumer and industrial and military end-markets. Our products are typically purchased by these customers for our performance, price, or technical support, as compared to our competitors.

During fiscal years 2009, 2008 and 2007, U.S. sales contributed 21%, 19%, and 23%, respectively to our net sales. Foreign sales constituted 79%, 81%, and 77% during fiscal years 2009, 2008, and 2007, respectively, of our net sales. A majority of foreign sales were to customers located in the Asia-Pacific region, with sales to customers located in Korea, Taiwan and Hong Kong comprising 50% of our net sales. No other foreign country comprised more than 10% of net sales.

A summary of net sales by region follows. The Company does not track customer sales by region for each individual reporting segment:

Sales by Region

(in thousands)

	Fiscal Years
	2009		2008		2007
North America	$72,072	24%	$53,367	19%	$56,710	23%
Asia-Pacific	172,054	59%	186,395	65%	157,687	62%
Europe	50,694	17%	45,028	16%	38,141	15%

Total Net Sales	$294,820	100%	$284,790	100%	$252,538	100%

Concentration of Net Sales - Key Customers

(percentage of net sales)

	Fiscal Years
	2009	2008	2007
Samsung Electronics (and affiliates)	15%	13%	10%
Frontek Technology Corp	13%	16%	12%

Concentration of Accounts Receivable - Key Customers

(percentage of net accounts receivable)

	Fiscal years
	2009	2008
Samsung Electronics (and affiliates)	18%	8%
Frontek Technology Corp	12%	14%

Our backlog of orders as of the end of fiscal years 2009, 2008 and 2007 was approximately $34.0 million, $70.8 million and $54.4 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.

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

We perform a very limited amount of probe and final test activities in our Camarillo and San Diego, California; Neuchatel, Switzerland; and Reynosa, Mexico facilities to accommodate situations in which tight coupling with product design is desirable or where there are unique requirements. Our power discrete products are packaged and tested in-house in Reynosa. Almost all of our other products are packaged and tested by outside subcontractors.

In keeping with our mostly fabless business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2009, the Reynosa facility provided almost all of the silicon for our power discrete products, which were approximately 11% of our end product sales. The remaining 89% of our end products were supported with finished silicon wafers purchased from outside wafer foundries in Asia, the United States, Canada, Europe, and Israel. We anticipate that virtually all the silicon wafers we require will come from outside foundries in fiscal year 2010.

Despite our use of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our outside foundries on the improvement and development of process capabilities. In fiscal year 2009, we purchased the vast majority of our wafers from approximately eight different third-party wafer foundries and used various manufacturing processes, including Bipolar, High-Speed Bipolar, CMOS, RF-CMOS and Bi-CMOS processes.

While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. As a result, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials, such as silicon wafer substrates, may impact our suppliers’ ability to meet our demand needs or impact the price we are charged. The prices of certain other basic materials, such as metals, gases and chemicals used in the production of circuits have all increased in recent years as demand has grown for these basic commodities. In most cases we do not procure these materials ourselves but we are nevertheless reliant on such materials for producing our products because our outside foundry and package and test subcontractors must procure them. To help minimize risks associated with constrained capacity, we use multiple foundries and have taken other steps to reserve capacity at certain foundries.

Our largest wafer source is a foundry in China. In fiscal year 2009, this Chinese foundry provided 40% of our total silicon requirements in terms of cost of wafers purchased. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into our pricing arrangement with the foundry.

We use third-party subcontractors to perform almost all of our assembly and test operations. A majority of our assembly and test activity is conducted by third-party subcontractors based in Malaysia, the Philippines and China. Our subsidiary, Semtech International AG, has operations offices located in the Philippines and Malaysia that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

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

We are in direct and active competition, with respect to one or more of our product lines, with at least 30 manufacturers of varying size, technical capability and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors with respect to our power management products to include Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Advanced Analogic Technologies, and Monolithic Power Systems. With

respect to our protection products, our primary competitors are ST Microelectronics N.V., NXP, ON Semiconductor, Protek and California Micro Devices. Our primary competitors with respect to our advanced communications and sensing products are Silicon Laboratories, IDT, Zarlink Semiconductor, and Micrel Semiconductor. With respect to our power discrete products, there is one primary competitor, Microsemi Corporation.

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

Semtech Neuchatel, a subsidiary of Semtech International AG, licenses certain patents and other intellectual property to others in exchange for use of the other party’s intellectual property and/or royalties or other fees which, in the aggregate, were not material in fiscal year 2009.

We license some intellectual property from other companies and we believe the duration and other terms of the licenses are appropriate for our needs.

We have registered many of our trademarks in the U.S. and in various foreign jurisdictions. Registration generally provides rights in addition to basic trademark protections and is typically renewable upon proof of continued use. We have registered, or are in the process of registering, our SEMTECH trademark in many jurisdictions. In one location use of this trademark is prohibited, but we are permitted to use our Semtech International trade name. This restriction has not had a material impact on our business to date and we do not anticipate it will have a material impact in the future.

We also have registered certain materials in which we have copyright ownership, which provides additional protection for this intellectual property.

Employees

As of January 25, 2009, we had 827 full-time employees. There were 179 employees in research and development, 153 in sales, marketing and field services, and 94 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions. Approximately 28% of our employees are assigned to the Standard Semiconductor Products segment and approximately 38% are assigned to the Rectifier, Assembly and Other Products segment, with the remaining employees, approximately 34%, serving both segments.

We have not had a work stoppage in at least the last decade and the only unionized employees are approximately 301 Mexican nationals who work at our Reynosa facility, a part of our Rectifier, Assembly and Other Products segment. Our employee relations during the last fiscal year have been, and remain, satisfactory.

We adjust our workforce from time to time to meet the changing needs of our business. Competition for key design engineering talent globally is significant.

Government Regulations

We are required to comply, and it is our policy to comply, with numerous government regulations that are normal and customary to businesses in our industry and that operate in our markets and operating locations.

Our sales that serve the military and aerospace markets primarily consist of products from the Rectifier, Assembly, and Other Products segment that have been qualified to be sold in these markets by the U.S. Department of Defense (DOD). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in the power discrete product line. The U.S. State Department has determined that a small number of special assemblies from the Rectifier, Assembly, and Other Products segment are subject to the International Traffic in Arms Regulations (ITAR). We have a Technical Assistance Agreement in place that permits us to assemble these products in Mexico. International shipments of these products require a State Department license. Sales of products subject to ITAR are not material relative to the total sales of the Company.

Our facilities throughout the world are subject to various environmental laws and regulations and we believe our operations are in substantial compliance with those laws and regulations. Due to our limited manufacturing operations, the expense related to environmental compliance for our ongoing operations was immaterial for fiscal years 2009, 2008 and 2007 and has not had any material adverse effect on our capital expenditures, net income, or competitive position. New laws or regulations or changes to existing laws or regulations could subject our ongoing operations to different or additional environmental standards that could increase our cost of compliance in the future. In addition, our cost of doing business could increase if our suppliers increase prices to recoup the cost of their compliance with environmental laws or regulations.

We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites (see Note 10 to our consolidated financial statements included in Item 8). During fiscal years 2009, 2008 and 2007, the expense incurred with respect to these clean up matters was not material.

We used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at our former facility in Newbury Park, California that we leased for approximately forty years. We vacated the building in May 2002. Certain contaminants have been found in the local groundwater. Monitoring results over a number of years indicate that contaminants are from adjacent facilities. It is currently not possible to determine the ultimate amount of future clean-up costs, if any, that may be required of us for this site. There are no claims pending with respect to environmental matters at the Newbury Park site. Therefore, no reserve for clean-up has been provided at this time. At January 25, 2009, accrued liabilities includes approximately $75,000 of fees payable in connection with pending testing and monitoring activities at this site.

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

Downturns in the business cycle could adversely affect our revenues and profitability

The semiconductor industry is highly cyclical and has experienced significant downturns, which are characterized by reduced product demand, production overcapacity, increased levels of inventory, industry-wide fluctuations in the demand for semiconductors and the significant erosion of average selling prices. The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our results of operations. The growth rate of the global economy is one of the factors affecting demand for semiconductor components. Many factors could adversely affect regional or global economic growth including increased price inflation for goods, services or materials, rising interest rates in the United States and the rest of the world, or tight credit markets. In addition, economic slowdowns may also affect our customers’ ability to pay for our products. Accordingly, economic slowdowns may harm our business.

We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Advanced Analogic Technologies, and Monolithic Power Systems, with respect to our power management products; ST Microelectronics N.V., NXP, ON Semiconductor, Protek and California Micro Devices, with respect to our protection products; Analog Devices and Maxim Integrated Products, with respect to our advanced communications and sensing products. With respect to our power discrete products, there is one primary competitor, Microsemi Corporation. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

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

Many of our products are used in personal computers and related peripherals. For fiscal year 2009, we estimate that 18% of our sales were used in computer applications. Industry-wide fluctuations in demand for computers have in the past, and may in the future, harm our business. In addition, our past results have reflected some seasonality, with demand levels being higher in computer segments during the third and fourth quarters of the year in comparison to the first and second quarters.

We estimate that sales related to communications applications represented 18% of our sales in fiscal year 2009. In fiscal year 2008, sales tied to communications applications were estimated at 17% of our sales. Any decline in the number of cellular phones made, especially feature-rich phones with color displays, could adversely affect our business.

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our business

The identity of our largest customers has varied from year to year. Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. Several of our authorized distributors have regularly accounted for more than 10% of net sales on an annual basis. Depending on the authorized distributor and their strategic focus, they can support anywhere from a few end-customers to many end-customers.

Concentration of Net Sales - Key Customers

(percentage of net sales)

	Fiscal Years
	2009	2008	2007
Samsung Electronics (and affiliates)	15%	13%	10%
Frontek Technology Corp	13%	16%	12%

Concentration of Accounts Receivable - Key Customers

(percentage of net accounts receivable)

	Fiscal Years
	2009	2008
Samsung Electronics (and affiliates)	18%	8%
Frontek Technology Corp	12%	14%

In addition to those customers representing greater than 10% of net sales listed above, we had several end-customers in fiscal year 2009 that, on an annual basis, accounted for more than 5% of net sales, but less than 10% of net sales.

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

We sell and trade with foreign customers, which subjects our business to increased risks

Sales to foreign customers accounted for approximately 79% of net sales in the fiscal year ended January 25, 2009. Sales to our customers located in, Korea, Taiwan and Hong Kong constituted 22%, 19% and 9%, respectively, of net sales for fiscal year 2009. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

Most of our authorized distributors, which together represent more than half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable

In fiscal year 2009, authorized distributors accounted for approximately 55% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2009, our two largest distributors were based in Asia.

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

Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non U.S. dollar-denominated currencies are principally the Swiss Franc, Euro, Mexican Peso and British Pound Sterling. We also have a significant number of employees that are paid in foreign currency, the largest groups being United Kingdom-based employees who are paid in British Pound Sterling, Swiss-based employees who are paid in Swiss Francs, and Mexican nationals who are paid in Mexican Pesos.

If the value of the U.S. dollar weakens relative to these specific currencies, as it has done in recent years, the cost of doing business in terms of U.S. dollars rises. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances, could harm our business.

Changes in foreign currency exchange rates, particularly the Swiss Franc, also impact our provision for income taxes and other tax-related balance sheet accounts. By impacting our provision for income taxes, foreign currency exchange rates impact our reported earnings per share.

From time to time, we do a limited amount of hedging of our foreign exchange exposure. As of January 25, 2009 we had no foreign currency hedging contracts in place. As a means of managing our foreign exchange exposure, we routinely convert U.S. dollars into foreign currency in advance of the expected payment. Any future use of forward contracts to hedge foreign exchange exposure may be required to be marked-to-market each quarter and can create volatility in net income not directly tied to our operating results.

We obtain many essential components and materials and certain critical manufacturing services from a limited number of suppliers and subcontractors, which are principally foreign-based entities

Our reliance on a limited number of subcontractors and suppliers for wafers, packaging, test and certain other processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks are attributable to several factors, including limitations on resources, labor problems, equipment failures or the occurrence of natural disasters. The good working relationships we have established with our suppliers and subcontractors could be disrupted, and our supply chain could suffer, if a supplier or subcontractor were to experience a change in control. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments and harm our business. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.

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

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines and Germany. For fiscal year 2009, approximately 40% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2008, approximately 39% of our silicon in terms of cost of wafers was supplied by this third-party foundry in China. While we do have some redundancy of fab processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

We have also entered into agreements with our current and former directors and certain of our current and former executives indemnifying them against certain liabilities incurred in connection with their duties. Our Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to our current and former directors and employees, as does the California Labor Code. In some cases there are limits on and exceptions to our potential indemnification liability. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. Prior to fiscal year 2007, we had not incurred any significant expense as a result of agreements of this type for at least a decade. In fiscal years 2007, 2008 and 2009, in conjunction with the review of our historical stock option practices and related litigation, we incurred significant expense by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. We expect that these expenses will continue to be significant until the government inquiries and option-related litigation are resolved. See Note 10 to the consolidated financial statements included in Item 8 of this report for information regarding indemnification arrangements associated with the restatement and its underlying circumstances. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make with respect to other matters as a result of these agreements, corporate documents, and statutes.

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

We are subject to review by taxing authorities, including the Internal Revenue Service

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). Tax years prior to 2006 (fiscal year 2007) are generally not subject to examination by the IRS except for items with tax attributes that could impact open tax years. The IRS completed its examination of tax years 2004 (fiscal 2005) through 2005 (fiscal 2006) in fiscal year 2009, resulting in a $24.2 million reduction of our net operating loss carryforward. No tax was payable as a result of this adjustment and there was no tax provision impact since the affected tax attributes were fully reserved.

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

Section 404 of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and an annual report by our independent registered public accounting firm opining on our internal controls over financial reporting. Management is similarly required to review disclosure controls, which are controls established to ensure that information required to be disclosed in SEC reports is recorded, processed, summarized and reported in a timely manner.

Management’s report on internal controls as of the end of fiscal year 2009 is included in Item 9A of this report and the required attestation report of our independent registered public accounting firm is included in Part II, Item 8 of this report. Our disclosure controls and procedures are also discussed in Item 9A of this report.

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

We are subject to an SEC inquiry, a Federal Grand Jury subpoena, and shareholder litigation related to our historical stock option practices

See Note 10 to the consolidated financial statements included in Item 8 of this report for information regarding inquiries into our historical stock option practices being conducted by the SEC and under a Federal Grand Jury subpoena. The filing of the Form 10-K/A for fiscal year 2006 does not resolve these matters. In the event that either or both of these investigations lead to action against any of our current or former directors, officers, or employees, or the Company itself, the trading price of our common stock may be adversely impacted. If we are subject to adverse findings in either of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Also see Note 10 with respect to class action litigation and other matters related to the restatement and its underlying circumstances that could have a material adverse effect on our business and the price of our common stock.

If one or more of these matters continues for a prolonged period, they may have the same impact regardless of the ultimate outcome.

We may be required to further amend our financial statements

With the filing of the Form 10-K/A and the fiscal year 2007 Form 10-Qs in March 2007, we believe we have corrected the accounting errors arising from our past stock option practices. However, if the SEC disagrees with the accounting methods we used, objects to the manner in which we disclosed the restated financial information or related qualitative information, or otherwise imposes additional requirements with respect to our restated financial statements or stock option restatements in general, we could be required to further amend these filings. Further restatement could also be required if new facts become available as a result of the SEC inquiry, the Federal Grand Jury subpoena, the shareholder litigation or through other means. A further revision of our financial statements could negatively affect our business and the price of the Company’s common stock. Also, a further revision of our financial statements could delay the filing of subsequent SEC reports which, in turn, might result in the delisting of our stock from the NASDAQ Stock Market.

We could face claims by individuals whose options have been cancelled or re-priced by the Special Litigation Committee of the Board

We could face claims from individuals whose options have been cancelled or re-priced by the Special Litigation Committee of the Board (“Special Litigation Committee”) that was charged with determining the consequences of the behavior of certain individuals who were found by a separate Special Committee of the Board (“Special Committee”) to have various degrees of culpability with regard to past improper stock option practices.

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

Our headquarters is located in Camarillo, California where we own an approximately 85,000 square foot facility that was completed in 2002. The original parcel on which the headquarters is located will accommodate substantial expansion, and we purchased a vacant lot adjacent to the headquarters when it became available in fiscal year 2003. The Camarillo facility houses a very limited amount of test and probe activity, as well as inside sales, marketing and administrative offices. The Camarillo facility serves as the business headquarters for our Rectifier, Assembly and Other Products segment and all of the product lines that make up the Standard Semiconductor Products segment, with the exception of our advanced communication and sensing and our test and measurement (ACS&T) product lines that are headquartered in Neuchatel, Switzerland.

We own a 30,000 square foot building in Reynosa, Mexico that supports the assembly and production needs of our rectifier and assembly product lines.

Our San Diego, California facility is an approximately 25,000 square foot building that houses design, test and administrative functions and serves as a development center for our test and measurement product line (part of the Standard Semiconductor Product segment). The lease on this facility runs through September 2009, with an option to extend for an additional five years.

We lease a facility in St. Gallen, Switzerland which serves as corporate headquarters for our Semtech International AG subsidiary and houses finance, administrative and other general functions. The lease on this facility runs through June 2011. In addition, we lease office and warehouse space in Neuchatel, Switzerland, the headquarters for our AC&S product line, which is part of the Standard Semiconductor Product segment. The leases on these facilities run through 2013.

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

The descriptions of the legal proceedings in Note 10 to the financial statements included in this report are incorporated by reference to this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

For most of fiscal year 2008, our common stock traded on the NASDAQ Global Market under the symbol “SMTC.” On January 2, 2008, our common stock began trading on the NASDAQ Global Select Market under the same symbol. During fiscal year 2009, our common stock traded on the NASDAQ Global Select Market under the symbol “SMTC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the applicable NASDAQ market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ending January 27, 2008:
First Quarter	$15.47	$13.12
Second Quarter	$18.37	$14.23
Third Quarter	$21.11	$15.04
Fourth Quarter	$17.62	$11.66
Fiscal year ending January 25, 2009:
First Quarter	$16.56	$11.27
Second Quarter	$18.56	$12.95
Third Quarter	$16.52	$9.34
Fourth Quarter	$12.41	$8.80

On March 18, 2009, the reported last sale price of our common stock on the NASDAQ Global Select Market was $13.77 per share.

Holders

As of March 18, 2009, we had 553 holders of record of our common stock.

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

Purchases of Equity

Information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2009 follows:

Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
November 2008
(10/27/08 - 11/23/08)	—	—	—	$19.8 million
December 2008
(11/24/08 - 12/21/08)	229,300	$10.6600	229,300	$17.4 million
January 2009
(12/22/08 - 1/25/09)	90,050	$11.0600	90,050	$16.4 million
Total fourth quarter	319,350	—	319,350

1)	In the first quarter of fiscal year 2009, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date.

2)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors or shares surrendered to the Company to cover tax withholding upon vesting of restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information set forth in Part III, Item 12 of this Form 10-K.

Sales of Unregistered Securities

We did not make any unregistered sales of equity securities during fiscal year 2009.

Performance Graph

This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2004 in (i) the Company’s Common Stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia Semiconductor Index. All values assume reinvestment of all dividends and are calculated as of the last day of each of our fiscal years. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal year	2004	2005	2006	2007	2008	2009
Semtech Corporation	$100	$69	$73	$51	$48	$44
NASDAQ Composite Index	$100	$96	$108	$115	$110	$70
Philadelphia Semiconductor Index	$100	$76	$105	$88	$67	$40

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

The consolidated statement of income data set forth below for fiscal years 2009, 2008 and 2007 and the consolidated balance sheet data as of the end of fiscal years 2009 and 2008, are derived from, and qualified by reference to, the audited consolidated financial statements in Item 8 of this report. The consolidated statement of income data for fiscal years 2006 and 2005 and the consolidated balance sheet data as of the end of fiscal years 2007, 2006 and 2005 is derived from the audited financial statements previously filed with the SEC on Forms 10-K and 10-K/A.

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

Income Statement Data

(in thousands, except per share amounts)

	Fiscal Year Ended
	January 25 2009 (1)	January 27 2008 (1)	January 28 2007 (1)	January 29 2006	January 30 2005
Net Sales	$294,820	$284,790	$252,538	$239,338	$253,612
Cost of Sales	135,233	128,513	115,564	105,236	106,407

Gross Profit	159,587	156,277	136,974	134,102	147,205
Operating costs and expenses:
Selling, general and administrative	72,890	74,263	70,249	45,600	46,935
Product development and engineering	41,405	43,064	41,256	37,928	35,312
Acquisition related items	1,091	1,102	1,192	4,954	—
Restructuring costs	2,310	—	—	—	—
(Insurance recovery) legal expenses, net	—	(5,339)	412	(129)	629

Total operating costs and expenses	117,696	113,090	113,109	88,353	82,876

Operating income	41,891	43,187	23,865	45,749	64,329
Interest and other income, net	4,287	15,120	13,546	7,286	6,304

Income before taxes	46,178	58,307	37,411	53,035	70,633
Provision for taxes	8,657	10,524	6,283	11,084	15,725

Net income	$37,521	$47,783	$31,128	$41,951	$54,908

Earnings per share:
Basic	$0.61	$0.72	$0.43	$0.57	$0.74
Diluted	$0.61	$0.71	$0.42	$0.55	$0.70
Weighted average number of shares used in computing earnings per share:
Basic	61,249	66,424	72,372	73,436	74,187
Diluted	61,999	67,709	74,017	76,114	78,257

1)	Beginning with fiscal year 2007, we are required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), to measure compensation cost for all share-based payments (including stock options) at fair value. We have adopted the new standard using the modified prospective transition method.

2)	Intangible amortization is related to the June 2005 acquisition of XEMICS SA.

3)	The (insurance recovery) legal expenses, net for fiscal years 2008, 2007, 2006 and 2005 relate to litigation against our insurers to recoup costs related to a customer dispute settled in fiscal year 2004 and paid by the Company in fiscal years 2004 and 2005.

Balance Sheet Data

(In thousands)

	Balances as of
	January 25 2009	January 27 2008	January 28 2007	January 29 2006	January 30 2005
Cash, cash equivalents and investments	$258,815	$213,397	$338,480	$275,493	$299,590
Working capital	279,887	255,562	325,443	236,486	222,886
Total assets	420,795	395,412	521,654	472,946	458,984
Other long-term liabilities	8,960	10,680	7,450	5,478	2,410
Total stockholders’ equity	378,020	348,710	481,181	437,653	425,329

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

Overview

We design, produce and market a broad range of products that are sold principally to customers in the high-end consumer, industrial, computing and communications end-markets. The high-end consumer market includes handheld products, set-top boxes, digital televisions, digital video recorders, Bluetooth headsets and other consumer equipment. Included in the industrial customer base are automated meter reading, military and aerospace, medical, automated test equipment, security, automotive, home automation, and other industrial equipment. The computing market includes desktops, servers, notebooks, graphics, printers, and other computer peripherals. The communications market includes base stations, optical networks, switches and routers, wireless LAN, and other communication infrastructure equipment. Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel, Apple, Cisco, Compal Electronics, Dell, Hewlett Packard, Intel, LG Electronics, Motorola, Nokia Siemens Networks, Phonak, Quanta Computer, Research In Motion, Samsung, Sanyo, Siemens, and Sony.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during fiscal year 2009 were 45% of net sales. The remaining 55% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. For the fiscal year ended January 25, 2009, approximately 40% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2009 constituted approximately 79% of our net sales. Approximately 58% of foreign sales in fiscal year 2009 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

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

After determining the fair value of our available-for-sale investments, gains or losses on these investments are recorded to other comprehensive income, until either the investment is sold or we determine that a decline in value is other-than-temporary. Determining whether a decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider: the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause us to believe that the debt instrument will not mature and be paid in full; and our ability and intent to hold the investment to maturity. If management decides not to hold an investment until maturity, it may result in the recognition of an other-than-temporary impairment.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the net receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the size and number of certain large accounts and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.

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

Contingencies and Litigation

We are involved in various disputes and litigation matters as a claimant and as defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and reasonably estimable. Any amounts recorded are based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates.

Stock-Based Compensation

In fiscal year 2007, we adopted SFAS No.123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value. SFAS 123(R) requires us to apply a valuation model, which includes estimates and assumptions on the rate of forfeiture and expected life of options and stock price volatility. See Note 1 to the Consolidated Financial Statements for additional information regarding the adoption of SFAS 123 (R). If any of the assumptions used in the valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period and actual results may differ from estimates.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Generally, to the extent we change a valuation allowance, the change is recorded through the tax provision in the statement of operations. For fiscal year 2009 and prior, release of a valuation allowance established against a pre-acquisition XEMICS net operating loss carryforward was recorded to goodwill. After the required adoption of SFAS 141R Business Combinations in fiscal year 2010, any release of valuation allowances related to the XEMICS net operating loss carryforward will be recorded as a reduction to tax expense. Management periodically evaluates our deferred tax assets to assess whether it is likely that the deferred tax assets will be realized.

We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) in the first quarter of fiscal year 2008. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant management estimates are required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax impact is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. As a result of the adoption of FIN 48 in the first quarter of fiscal year 2008, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period of change.

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

Results of Operations

Fiscal Year 2009 Compared With Fiscal Year 2008

Net Sales. Net sales for fiscal year 2009 were $294.8 million, an increase of 4% from $284.8 million for fiscal year 2008. While fiscal year 2009 revenue grew modestly, revenue during the fourth quarter was $62.7 million, down 20 percent from the fourth quarter of fiscal year 2008 and down 21 percent when compared to the third quarter of fiscal year 2009. Deteriorating global economic conditions resulted in reduced demand for our customer’s end products, which caused a severe reduction in orders of our component products. Demand and orders were further reduced during the fourth quarter as our customers began to work down their inventories, resulting in fewer replacement orders.

Presented below is our estimate of sales by end-market.

End-Markets

(fiscal years, in thousands)

	January 25, 2009		January 27, 2008
	Net Sales	% total	Net Sales	% total	Change
Computer	$52,860	18%	$54,293	19%	(3)%
Communications	52,479	18%	48,537	17%	8%
High-End Consumer	111,341	37%	112,178	39%	(1)%
Industrial/Other	78,140	27%	69,782	25%	12%

Net sales	$294,820	100%	$284,790	100%	4%

Within the industrial category, higher revenue was driven by increased capacity to service strong demand for our Power Discrete products targeted at military, medical and other industrial applications. This strength was partially offset by lower sales in support of the automated test equipment market. Within the high-end consumer and the computing groups, higher unit sales of our protection products were offset by lower average selling prices, and weakness in overall demand for power management products. Within the communications group, revenue benefited from higher unit sales of our protection products.

Details on net sales by reportable segment are presented below.

Reportable Segment

(fiscal years, in thousands)

	January 25, 2009		January 27, 2008
	Net Sales	% total	Net Sales	% total	Change
Standard Semiconductor Products	$263,119	89%	$260,035	91%	1%
Rectifier, Assembly and Other Products	31,701	11%	24,755	9%	28%

Net Sales	$294,820	100%	$284,790	100%	4%

Sales of Standard Semiconductor Products were strong in the first three quarters of fiscal year 2009, but demand dropped significantly in the fourth quarter as a result of deteriorating macro economic conditions.

Sales of our Rectifier, Assembly and Other Products increased by 28% in fiscal year 2009 due to strong demand for these products used mostly in military, medical and certain industrial applications.

Gross Profit. Gross profit was $159.6 million and $156.3 million for fiscal years 2009 and 2008, respectively. Gross profit for fiscal year 2009 was positively impacted by a 4% increase in net sales. Our gross margin was 54.1% for fiscal year 2009, down from 54.9% in fiscal year 2008. Gross profit margins for fiscal year 2009 were negatively impacted by product revenue mix. Our strategy is to develop new products that offer more advanced and more complex features than the competition, which in turn generally provides for higher gross margin. However, margin improvements may be offset by price erosion due to competition and other factors tied to industry conditions.

Operating Costs and Expenses. Operating costs and expenses were $117.7 million and $113.1 million for fiscal years 2009 and 2008, respectively, an increase of 4%. Detailed below are the operating costs and expenses for fiscal years 2009 and 2008. Fiscal years 2009 and 2008 include $14.3 million and $14.7 million of stock-based compensation expense, respectively. Stock-based compensation in fiscal year 2009 benefited from the reversal of $1.7 million of expense attributable to performance grants that are no longer expected to vest. See Note 8 to the financial statements included in this report for additional information regarding performance awards and the reversal of this equity based compensation expense.

Operating Costs & Expenses

(fiscal years, in thousands)

	January 25, 2009		January 27, 2008
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$72,890	25%	$74,263	26%	(2)%
Product development and engineering	41,405	14%	43,064	15%	(4)%
Acquisition related items	1,091	0%	1,102	0%	(1)%
Restructuring costs	2,310	1%	—	—	100%
Insurance related legal expenses	—	—%	(5,339)	(1)%	(100)%

Total operating costs and expenses	$117,696	40%	$113,090	40%	4%

Selling, general and administrative expenses for fiscal years 2009 and 2008 include approximately $2.5 million and $6.2 million, respectively, for legal, accounting, tax and other professional services in connection with matters related to our historical stock option practices, including the government inquiries, the related litigation, and other matters associated with or stemming from the restatement and the underlying circumstances. These expenses include claims for advancement of legal expenses to current and former directors, officers and employees. These expenses also include charges related to compensating optionees who were prevented from exercising expiring or lapsing options during the restatement process. See Notes 10 and 13 to the financial statements included in this report for additional information regarding expenses related to the historical stock option matters.

Operating costs for fiscal year 2009 include a $2.3 million charge related to restructuring costs. See Note 15 to the financial statements included in this report for additional information regarding restructuring costs.

Operating costs and expenses for fiscal year 2008 includes $1.2 million of legal fees and expenses related to litigation by the Company seeking insurance recovery of amounts associated with resolution of a past customer dispute. Also included in fiscal year 2008 operating expenses is a $6.5 million gain associated with the settlement by the remaining insurance company defendants.

Operating Income. Operating income was $41.9 million in fiscal year 2009, down from operating income of $43.2 million in fiscal year 2008. Operating income in fiscal year 2009 benefited from the $1.7 million reversal of equity based compensation discussed above and a 4% increase in sales. These favorable factors were offset by slightly lower margins resulting from higher sales from lower gross margin products. Operating income in fiscal year 2009 was also unfavorably impacted by a $2.3 million restructuring charge. Fiscal year 2008 operating income benefited from a $6.5 million insurance recovery.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Reportable Segment

(fiscal years, in thousands)

	January 25, 2009		January 27, 2008
	Op. Income	% total	Op. Income	% total	Change
Standard Semiconductor Products	$30,221	72%	$32,793	76%	(8)%
Rectifier, Assembly and Other Products	11,670	28%	10,394	24%	12%

Total operating income	$41,891	100%	$43,187	100%	(3)%

Certain corporate level expenses not directly attributable to a segment are allocated to the segments based on percentage of sales. Beginning with the second quarter of fiscal year 2007, these allocated expenses include expenses associated with the Company’s investigation into its historical stock option practices, the restatement of its historical financial statements, and related matters. See Notes 10 and 13 to the financial statements included in this report for additional information regarding these expenses.

Operating income for Standard Semiconductor Products decreased in fiscal year 2009 by 8%. This decrease is primarily attributable to the $6.5 million insurance recovery recognized in fiscal year 2008. Excluding this recovery, operating income for Standard Semiconductor Products for fiscal year 2009 would have reflected an increase of 15% over fiscal year 2008. Operating income for Rectifier, Assembly and Other Products increased by 12% in fiscal year 2009 largely due to a 28% increase in sales. Operating income for Rectifier, Assembly and Other Products was unfavorably impacted by recovery costs associated with a fire at our Reynosa, Mexico manufacturing facility. See Note 14 to the financial statements included in this report for additional information regarding the Reynosa fire.

Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $4.3 million for fiscal year 2009, down from income of $15.1 million in fiscal year 2008. For fiscal years 2009 and 2008, a vast majority of interest and other income was interest income from investments. The dramatic drop in interest earnings resulted from overall lower market rates and our focus on maximizing protection of investment principal in fiscal year 2009.

Provision for Taxes. The provision for income taxes was $8.7 million for fiscal year 2009 compared to $10.5 million for fiscal year 2008. The effective tax rates for fiscal year 2009 and fiscal year 2008 were 19% and 18%, respectively. The decrease in income and the regional mix of income resulted in decreased tax expense in fiscal year 2009.

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

End-Markets

(fiscal years, in thousands)

	January 27, 2008		January 28, 2007
	Net Sales	% total	Net Sales	% total	Change
Computer	$54,293	19%	$49,216	19%	10%
Communications	48,537	17%	47,693	19%	2%
High-End Consumer	112,178	39%	86,041	34%	30%
Industrial/Other	69,782	25%	69,588	28%	0%

Net sales	$284,790	100%	$252,538	100%	13%

Within the computer end-market category, revenue increased 10%, driven largely by sales of products used in notebook computers and servers. Sales in the high-end consumer end-market grew 30% during fiscal year 2008 driven by strength in sales of the Company’s protection and power management parts into cellular handsets. Sales in networking and communications infrastructure applications were up 2% for the fiscal year 2008. The industrial end-market category experienced a 52% increase in sales for the company’s military and aerospace products as well as a 17% increase for general industrial and medical products for the fiscal year 2008. The strength within the industrial end-market was offset by a greater than 50% decline in sales into the automated test equipment (ATE) market.

Standard Semiconductor Products represented 91% of net sales in fiscal year 2008, with the Rectifier, Assembly and Other Products segment contributing the remaining 9%.

Details on net sales by reportable segment are presented below.

Reportable Segment

(fiscal years, in thousands)

	January 27, 2008		January 28, 2007
	Net Sales	% total	Net Sales	% total	Change
Standard Semiconductor Products	$260,035	91%	$236,220	94%	10%
Rectifier, Assembly and Other Products	24,755	9%	16,318	6%	52%

Net Sales	$284,790	100%	$252,538	100%	13%

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

Operating Costs & Expenses

(fiscal years, in thousands)

	January 27, 2008		January 28, 2007
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$74,263	26%	$70,249	28%	6%
Product development and engineering	43,064	15%	41,256	16%	4%
Acquisition related items	1,102	—%	1,192	1%	8%
Insurance related legal expenses	(5,339)	(1)%	412	—%	(1,396)%

Total operating costs and expenses	$113,090	40%	$113,109	45%	(0)%

Selling, general and administrative expenses for fiscal years 2008 and 2007 include approximately $6.2 million and $12.1 million, respectively, for legal, accounting, tax and other professional services in connection with matters related to our historical stock option practices, including the internal investigation (completed in fiscal year 2007), the government inquiries, the preparation of the restated financial statements, the related litigation, and other matters associated with or stemming from the restatement and the underlying circumstances. These expenses include claims for advancement of legal expenses to current and former directors, officers and employees. These expenses also include charges related to compensating optionees who were prevented from exercising expiring or lapsing options during the restatement process. See Notes 10 and 13 to the financial statements included in this report for additional information regarding expenses related to the restatement.

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

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Reportable Segment

(fiscal years, in thousands)

	January 27, 2008		January 28, 2007
	Op. Income	% total	Op. Income	% total	Change
Standard Semiconductor Products	$32,793	76%	$18,948	79%	73%
Rectifier, Assembly and Other Products	10,394	24%	4,917	21%	111%

Total operating income	$43,187	100%	$23,865	100%	81%

Certain corporate level expenses not directly attributable to a segment are allocated to the segments based on percentage of sales. Beginning with the second quarter of fiscal year 2007, these allocated expenses include expenses associated with the Company’s investigation into its historical stock option practices, the restatement of its historical financial statements, and related matters. See Notes 10 and 13 to the financial statements included in this report for additional information regarding these expenses.

Operating income for Standard Semiconductor Products increased in fiscal year 2008 by 73% due to a 10% increase in sales levels and improved gross margins. For fiscal year 2008, operating expenses included $14.7 million of stock-based compensation. Operating income for the Rectifier, Assembly and Other Products increased by 111% in fiscal year 2008 largely due to an increase in sales of greater than 50% and improved manufacturing efficiencies in the company’s Reynosa manufacturing facility.

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

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements. As of January 25, 2009, our total shareholders’ equity was $378.0 million. At that date we also had approximately $246.4 million in cash and short-term investments, as well as $12.4 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative fiscal years are presented below:

	Fiscal Years Ended
(in millions)	January 25, 2009	January 27, 2008	January 28, 2007

Sources of Cash
Operating activities, including working capital changes	$78.0	$61.3	$74.2
Proceeds from exercise of compensatory stock plans, including tax benefits	11.4	26.5	4.7
Proceeds from sale of land	—	9.5	—

	$89.4	$97.3	$78.9

Uses of Cash
Business improvement investments
Capital expenditures, net of sale proceeds (excluding land sale)	$(9.0)	$(3.2)	$(2.5)
Returned to shareholders
Stock repurchases	$(35.1)	$(219.9)	$(14.2)
Cash/Investment Management Activities
Net (increase) decrease in investments and foreign exchange effects	$(70.5)	$136.0	$35.0

Net increase (decrease) in cash and cash equivalents	$(25.2)	$10.2	$97.2

Our cash from operating activities was $78.0 million in fiscal year 2009, a 27% increase over the $61.3 million generated from operating activities in fiscal year 2008. Fiscal year 2009 cash from operating activities, as compared to fiscal year 2008, benefited from a $6.5 million insurance recovery received in fiscal year 2009, and lower overall accounts receivable and prepaid balances. These favorable factors were partially offset by lower net income, lower tax benefits from stock based compensation, lower accounts payable balances, and lower levels of accrued liabilities. During fiscal year 2009, approximately $1.2 million of recovery expenditures were incurred for repairs at our Reynosa, Mexico manufacturing facility which suffered fire damage in the third quarter of fiscal year 2009. These fire related expenditures were partially offset by receipt of related insurance recoveries of $370,000.

During the first quarter of fiscal year 2009, we initiated a restructuring plan within the Standard Semiconductor Products segment to reorganize certain operations, consolidate research and development activities and reduce our workforce. The reorganization and consolidation were completed in the second quarter of fiscal year 2009. During fiscal year 2009, we recorded costs of $2.3 million for employee severance and other facility consolidation costs, including $781,000 of asset write-downs and $1.0 million of cash payments. Restructuring charges are presented separately in operating costs and expenses on the Consolidated Statements of Income.

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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 25, 2009, the amount held by our foreign subsidiaries was approximately $196.5 million of cash, cash equivalents, and short-term investments compared to $143.5 million as of January 27, 2008. If we needed these funds for investment in domestic operations, any repatriation could result in increased tax liabilities.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $5.5 million to $27.5 million at January 25, 2009 from $33.0 million at January 27, 2008 primarily as a result of lower revenue in the fourth quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008. Inventories decreased by $916,000 to $28.0 million at January 25, 2009 from $28.9 million at January 27, 2008. We believe non-cash working capital ratios, relative to our revenue and cost of revenue, will remain at levels approximately the same as they currently are.

Capital Expenditures

Capital expenditures were $9.0 million (net of sale proceeds of $20,000) in fiscal year 2009 compared to $3.2 million (net of sale proceeds of $550,000) in fiscal year 2008. The increases in capital expenditures were made to expand our test capacity and support engineering functions, and to support our recovery effort related to the fire at our Reynosa, Mexico manufacturing facility. We expect insurance recoveries to cover most of the costs related to our fire recovery effort.

Most of the restoration efforts at our Reynosa, Mexico manufacturing facility are complete. Accordingly, we don’t expect to incur any additional significant restoration costs at this facility in fiscal year 2010.

Proceeds from exercises of Stock Options

For fiscal year 2009, cash collected directly from grantee exercises of stock options was $9.1 million as compared with $16.8 million in fiscal year 2008. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and, indirectly, by other considerations of those grantees. Such proceeds are difficult to forecast. While the level of such cash inflow to us is subject to these factors which we don’t control, we believe that such proceeds will remain an important secondary source of cash after cash flow from operations.

Stock Repurchases

We currently have in effect an active stock repurchase program. This program represents one of our major efforts to return value to our shareholders.

In the first quarter of fiscal year 2009, we announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. In fiscal year 2009, we repurchased 2.5 million shares under this program for $33.7 million. In addition to the repurchase activity, 81,868 shares were withheld from vested restricted stock to cover employee payroll and income tax liabilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as those arrangements are defined by the SEC, that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We do not have any unconsolidated subsidiaries or affiliated entities. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Noted below under “Contractual Obligations” are various commitments we have associated with our business, such as lease commitments and open purchase obligations, which are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 25, 2009.

Contractual Obligations

Presented below is a summary of our contractual obligations as of January 25, 2009.

	Payments due by period
(in thousands)	Less than 1 years	1-3 year	4-5 years	After 5 years	Total
Operating leases	$3,295	$5,862	$1,624	$—	$10,781
Open capital purchase commitments	891	—	—	—	891
Other open purchase commitments	17,664	—	—	—	17,664
Accrued taxes	727	—	—	—	727
Other long-term liabilities	—	440		4,856	5,296

Total contractual cash obligations	$22,577	$6,302	$1,624	$4,856	$35,359

As of January 25, 2009, we had approximately $10.8 million in operating lease commitments that extend over a five year period. The portion of these operating lease payments due during fiscal year fiscal 2010 is approximately $3.3 million.

Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 25, 2009, as we have not yet received the related goods or taken title to the property.

We maintain a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the Plan. The Plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period. Compensation expense under this plan for fiscal years 2009, 2008 and 2007 totaled approximately $466,000 (net of $201,000 of forfeitures), $345,000 (net of $206,000 of forfeitures) and $62,000 (net of $640,000 of forfeitures), respectively.

Our liability for deferred compensation under this plan was $5.1 million as of January 25, 2009 and $6.2 million as of January 27, 2008, and is included in other long-term liabilities on the balance sheet and in the table above. We have purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This company-owned life insurance is held in a grantor trust and is intended to cover a majority of our costs of the deferred compensation plan. The cash surrender value of our Company-owned life insurance was $4.4 million as of January 25, 2009 and $6.2 million as of January 27, 2008, and is included in other assets.

In addition to the current accrued taxes for uncertain tax positions reflected in the contractual obligations table above, the Company has $11.7 million of long-term FIN 48 taxes for uncertain tax positions. The Company expects that any tax increases from audits would be substantially offset by carryforward tax attributes (i.e., tax credits). Due to the high degree of uncertainty regarding the amounts and timing of possible future cash outflows associated with these FIN 48 liabilities, and the likelihood that any tax liability would be substantially offset by utilizing carryforward tax attributes, we are unable to make reasonable estimates of the period of possible cash settlement.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Recently Issued Accounting Standards

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact that the implementation of SFAS 141R may have on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is generally effective for years beginning after December 15, 2007. SFAS 157 was effective for us on January 28, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 on January 28, 2008 with respect to our financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. We intend to adopt the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective January 26, 2009 pursuant to the requirements of FSP 157-2. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to a variety of market risks, such as the foreign exchange and interest rate risks that are detailed below. Many of the factors that can impact our market risk are external to the company, and so we are unable to fully predict them.

Foreign Currency Risk

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates and we could experience currency gains or losses. Historically, we have not considered our foreign currency exposure to be material. Therefore, we have not utilized foreign currency hedging products to mitigate foreign currency risks. Our foreign currency exposures may change over time as the level of activity in foreign markets grows. Changes in the rates could have an adverse impact upon our financial results.

Certain of our bank accounts and current assets are held in non-U.S. dollar currencies. The non-U.S. dollar currencies are principally the Swiss Franc, Euro, Mexican Peso, and British Pound Sterling. Additionally, certain of our liabilities are denominated in the Swiss Franc, Euro, Mexican Peso, and British Pound Sterling subjecting them to fluctuations in foreign currency exchange rates that may result in transaction gains or losses.

All of our foreign sales, which amounted to $234.6 million in fiscal year 2009, are denominated in United States dollars. Currency exchange rate fluctuations in foreign countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

For the fiscal year ended January 25, 2009, approximately $14.8 million of expenses were settled in British Pound Sterling, $14.3 million of expenses were settled in Swiss Francs, $3.7 million of expenses were settled in Euros and $10.1 million of expenses were settled in Mexican Pesos.

In general, we purchase foreign currencies on a spot basis as needed to fund local operations. As of January 25, 2009, we held cash funds of $2.0 million denominated in British Pound Sterling and $1.9 million denominated in Mexican Pesos. We did not hold a material amount of other foreign currencies as of January 25, 2009. If rates of these foreign currencies were to strengthen or weaken relative to the U.S. dollar, the Company would realize gains or losses in converting these funds back into U.S. dollars.

Interest Rate and Market Risk

As of January 25, 2009, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of January 25, 2009, we had $147.7 million of cash and cash equivalents and $111.1 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $5.7 million in fiscal year 2009. A significant change in interest rates would impact the amount of interest income generated from our excess cash and investments. It would also impact the market value of our investments.

Our investments are subject to market risks, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers following investment guidelines set by us. Such guidelines include prescribing credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Beginning in the third quarter of fiscal year 2009, we implemented an investment strategy limiting investment of new funds and maturing securities to U.S. Treasury and Federal agency securities with the objective of lowering the overall credit risk of the portfolio.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Semtech Corporation

We have audited Semtech Corporation’s internal control over financial reporting as of January 25, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Semtech Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting set forth in Item 9A of this Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Semtech Corporation maintained, in all material respects, effective internal control over financial reporting as of January 25, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semtech Corporation and subsidiaries as of January 25, 2009 and January 27, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 25, 2009 of Semtech Corporation and our report dated March 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Westlake Village, California

March 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Semtech Corporation

We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries as of January 25, 2009 and January 27, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 25, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation and subsidiaries at January 25, 2009 and January 27, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 25, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, Semtech Corporation changed its method of accounting for uncertain tax positions in accordance with FASB Interpretation No. 48 on January 29, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Semtech Corporation’s internal control over financial reporting as of January 25, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Westlake Village, California

March 20, 2009

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share)

	Year Ended
	January 25 2009	January 27 2008	January 28 2007
Net Sales	$294,820	$284,790	$252,538
Cost of Sales	135,233	128,513	115,564

Gross Profit	159,587	156,277	136,974
Operating costs and expenses:
Selling, general and administrative	72,890	74,263	70,249
Product development & engineering	41,405	43,064	41,256
Acquisition related items	1,091	1,102	1,192
Restructuring costs	2,310	—	—
(Insurance recovery) legal expenses, net	—	(5,339)	412

Total operating costs and expenses	117,696	113,090	113,109

Operating income	41,891	43,187	23,865
Interest and other income, net	4,287	15,120	13,546

Income before taxes	46,178	58,307	37,411
Provision for taxes	8,657	10,524	6,283

NET INCOME	$37,521	$47,783	$31,128

Earnings per share:
Basic	$0.61	$0.72	$0.43
Diluted	$0.61	$0.71	$0.42
Weighted average number of shares used in computing earnings per share:
Basic	61,249	66,424	72,372
Diluted	61,999	67,709	74,017

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 25, 2009 AND JANUARY 27, 2008

(In thousands, except share data)

	January 25, 2009	January 27, 2008
Assets
Current assets:
Cash and cash equivalents	$147,666	$172,889
Temporary investments	98,735	36,142
Receivables, less allowances of $843 in 2009 and $369 in 2008	27,467	32,975
Inventories	27,986	28,902
Deferred income taxes	4,287	4,350
Other current assets	7,561	16,326

Total current assets	313,702	291,584
Property, plant and equipment, net	31,786	30,569
Investments, maturities in excess of 1 year	12,414	4,366
Deferred income taxes	25,544	26,307
Goodwill	25,540	32,418
Other intangibles, net	2,091	3,182
Other assets	9,718	6,986

TOTAL ASSETS	$420,795	$395,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,653	$13,922
Accrued liabilities	15,915	18,843
Income taxes payable	2,108	290
Deferred revenue	2,808	1,466
Accrued taxes	727	—
Deferred income taxes	1,604	1,501

Total current liabilities	33,815	36,022
Deferred income taxes	101	111
Accrued taxes	3,563	3,400
Other long-term liabilities	5,296	7,169
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 60,287,427 outstanding on January 25, 2009 and 78,079,894 issued and 61,190,587 outstanding on January 27, 2008	784	784
Treasury stock, at cost, 17,061,911 shares as of January 25, 2009 and 16,889,307 shares as of January 27, 2008	(295,844)	(291,605)
Additional paid-in capital	338,603	342,736
Retained earnings	333,747	296,226
Accumulated other comprehensive income	730	569

Total stockholders’ equity	378,020	348,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$420,795	$395,412

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional			Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Comprehensive Income (Loss)	Stock-holders’ Equity
Balance at January 29, 2006	72,693,804	$770	$290,932	$220,758	$(73,963)	$(844)	$437,653
Comprehensive income:
Net income	—	—	—	31,128	—	—	31,128
Change in net unrealized holding gain (loss) on available-for-sale investments		—	—	—	—	871	871
Translation adjustment	—	—	—	—	—	(154)	(154)

Comprehensive income	—	—	—	—	—	—	31,845
Stock-based compensation	—	—	12,901	—	—	—	12,901
Repurchase of outstanding common stock	(790,700)	—	—	—	(14,240)	—	(14,240)
Treasury stock reissued	113,820	—	—	(1,342)	2,248	—	906
Shares issued under equity award plans	287,953	4	2,236	—	—	—	2,240
Tax benefit from stock based compensation		—	9,748	—	—	—	9,748
Other	—	—	155	(27)	—	—	128

Balance at January 28, 2007	72,304,877	$774	$315,972	$250,517	$(85,955)	$(127)	$481,181
Comprehensive income:
Net income	—	—	—	47,783	—	—	47,783
Cumulative effect related to the initial adoption of FIN48	—	—	—	(2,074)	—	—	(2,074)
Change in net unrealized holding gain (loss) on available-for-sale investments		—	—	—	—	696	696

Comprehensive income	—	—	—	—	—	—	46,405
Stock-based compensation	—	—	14,541	—	—	—	14,541
Repurchase of outstanding common stock	(12,889,354)	—	—	—	(219,933)	—	(219,933)
Treasury stock reissued	756,596	—	(5,558)	—	14,283	—	8,725
Shares issued under equity award plans	1,018,468	10	8,031	—	—	—	8,041
Tax benefit from stock based compensation		—	9,750	—	—	—	9,750

Balance at January 27, 2008	61,190,587	$784	$342,736	$296,226	$(291,605)	$569	$348,710
Comprehensive income:
Net income	—	—	—	37,521	—	—	37,521
Change in net unrealized holding gain on available-for-sale investments		—	—	—	—	118	118
Translation adjustment						43	43

Comprehensive income	—	—	—	—	—		37,682
Stock-based compensation	—	—	15,432	—	—	—	15,432
Repurchase of outstanding common stock	(2,606,098)	—	—	—	(35,063)	—	(35,063)
Treasury stock reissued	1,677,938	—	(21,737)	—	30,824	—	9,087
Shares issued under equity award plans	25,000	—	—	—	—	—	—
Tax benefit from stock based compensation		—	2,172	—	—	—	2,172

Balance at January 25, 2009	60,287,427	$784	$338,603	$333,747	$(295,844)	$730	$378,020

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	January 25, 2009	January 27, 2008	January 28, 2007
Cash flows from operating activities:
Net income	$37,521	$47,783	$31,128
Adjustments to reconcile net income to net cash provided by
Depreciation and amortization	8,324	10,226	11,812
Deferred income taxes	(900)	(2,140)	(2,623)
Stock-based compensation	15,724	14,719	12,901
Tax benefit on stock based compensation	4,696	9,750	9,748
Excess tax benefits	(2,287)	(9,750)	(1,529)
(Gain) Loss on disposition of property, plant and equipment	518	(1,392)	39
Changes in assets and liabilities:
Receivables	5,508	(8,021)	1,589
Inventories	848	(8,231)	3,173
Insurance recovery	6,500	—	—
Prepaid expenses and other assets	6,469	538	2,573
Accounts payable	(3,269)	4,013	(2,430)
Accrued liabilities	(2,928)	4,527	3,790
Deferred revenue	1,342	(685)	791
Income taxes payable	1,829	730	1,273
Other liabilities	(1,920)	(718)	1,943

Net cash provided by operations	77,975	61,349	74,178
Cash flows from investing activities:
Purchase of available-for-sale investments	(184,639)	(111,300)	(175,998)
Proceeds from sales and maturities of available-for-sale investments	114,124	247,298	211,035
Proceeds from sale of property, plant and equipment	20	10,050	752
Purchases of property, plant and equipment	(9,057)	(3,765)	(3,249)

Net cash provided by (used in) investing activities	(79,552)	142,283	32,540
Cash flows from financing activities:
Excess tax benefit received on stock options	2,287	9,750	1,529
Exercise of stock options	9,087	16,766	3,146
Repurchase of outstanding common stock	(35,063)	(219,933)	(14,240)

Net cash used in financing activities	(23,689)	(193,417)	(9,565)
Effect of exchange rate changes on cash and cash equivalents	43	—	1

Net increase (decrease) in cash and cash equivalents	(25,223)	10,215	97,154
Cash and cash equivalents at beginning of period	172,889	162,674	65,520

Cash and cash equivalents at end of period	$147,666	$172,889	$162,674

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Significant Accounting Policies

Business

Semtech Corporation and its directly and indirectly wholly owned subsidiaries (Semtech International AG, Semtech Corpus Christi Corporation, Semtech San Diego Corporation, Semtech New York Corporation, Semtech Corpus Christi SA de CV, Semtech Limited, Semtech Germany GmbH, Semtech France SARL, Semtech Switzerland GmbH, Semtech Neuchatel SARL, Semtech Semiconductor (Shenzhen) Company Limited, and Swiss Heights Sdn Bhd, together, “the Company”) is a supplier of analog and mixed-signal semiconductor products. The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the communications, industrial and computer markets. The end-customers for the Company’s products are primarily original equipment manufacturers, or OEMs, that produce and sell electronics. The Company’s primary facilities are in Camarillo, San Jose and San Diego, California; Morrisville, North Carolina; St. Gallen and Neuchatel, Switzerland; Reynosa, Mexico; Manila, The Philippines; and Southampton, United Kingdom.

Fiscal Year

The Company reports results on the basis of fifty-two and fifty-three week periods. The Company’s fiscal year ends on the last Sunday of January. The fiscal years ended January 25, 2009, January 27, 2008 and January 28, 2007 each consisted of fifty-two weeks.

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

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported consolidated operating income, net income, net earnings or shareholder’s equity.

Translation

The assets and liabilities of the Company’s foreign subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to the U.S. dollar using exchange rates in effect at the balance sheet date. Income statement items are translated at average exchange rates prevailing during the period. The translation gains or losses are included as a component of accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

Transaction gains and losses resulting from the remeasurement or settlement of assets and liabilities denominated in foreign currencies are included in the determination of net income and have not been significant.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. If the Company becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, it records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial condition of the Company’s customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. All of the Company’s accounts receivables are trade-related receivables. See Note 12 for a discussion of concentration risks.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related asset type or term of the operating lease using the straight-line method for financial statement purposes. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.

The estimated service lives of property and equipment are as follows:

Buildings and leasehold improvements	7 to 39 years
Machinery and equipment	5 to 8 years
Transportation vehicles	5 years
Furniture and fixtures	7 years
Computers and computer software	3 years

Goodwill and Purchased Intangibles

Pursuant to SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company performs an annual impairment review of intangibles during the fourth quarter of each year (or more frequently if indicators of impairment exist). In fiscal year 2009, our impairment reviews indicated that no impairment existed as of the testing date.

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Product design and engineering revenue is recognized during the period in which services are performed. The Company defers revenue recognition on shipment of products to certain customers, principally distributors where return privileges exist, until these products are sold through to end-users or the return privilege lapses. The estimated deferred gross margins on these sales, where there are no outstanding receivables, are recorded on the balance sheet under the heading of “Deferred Revenue.” The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from the estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

Cost of Sales

Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.

Sales and Marketing

The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $1.0 million, $830,000 and $701,000 for fiscal years 2009, 2008 and 2007, respectively.

Product Development and Engineering

Product development and engineering costs are charged to expense as incurred. In fiscal year 2008, the Company entered into an agreement to provide certain nonrecurring engineering services to an existing customer. To date, $3.9 million has been billed under this contract, of which $3.2 million and $528,000 was recorded in fiscal years 2009 and 2008, respectively, as an offset to product development expense incurred in support of this effort. The remaining $219,000 is included in “Accrued liabilities” and represents prepaid amounts from the customer. The Company incurred approximately $1.2 million in both fiscal 2009 and 2008, in product development and engineering expense related to this nonrecurring engineering effort.

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

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and its subsequent modifications and interpretations, which include FIN 48, which was adopted by the Company on January 29, 2007. Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Balance Sheets. The classified Consolidated Balance Sheets also include current and long term prepaid taxes under “Other current assets” and “Other assets” and current and long term FIN 48 liabilities under “Accrued taxes”.

As part of the process of preparing the Company’s consolidated financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the Company’s consolidated balance sheet. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company changes its valuation allowance in a period, the change is generally recorded through the tax provision on the statement of income. See Note 9 for additional discussion regarding valuation allowances.

Under SFAS 123(R), the income tax effects of share-based payments are recognized for financial reporting purposes only if such awards are expected to result in a tax deduction. SFAS 123(R) prohibits recognition of a deferred tax asset for an excess tax benefit (that is, a tax benefit that exceeds the tax benefit for the amount of compensation cost recognized for the award for financial reporting purposes) that has not been realized. In determining when an excess tax benefit is realized, the Company has elected to follow the ordering provision of the tax law.

Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

(fiscal years, in thousands)	January 25, 2009	January 27, 2008	January 28, 2007
Net income	$37,521	$47,783	$31,128
Change in net unrealized holding gain (loss) on available-for-sale investments	118	696	871
Cummulative effect related to the initial adoption of FIN48	—	(2,074)	—
Gain (loss) for translation adjustment	43	—	(154)

Total comprehensive income	$37,682	$46,405	$31,845

Earnings per Share

The computation of basic and diluted earnings per common share was as follows:

(fiscal years, in thousands, except per share amounts)	January 25, 2009	January 27, 2008	January 28, 2007
Net income	$37,521	$47,783	$31,128

Weighted average common shares outstanding - basic	61,249	66,424	72,372
Dilutive effect of employee equity incentive plans	750	1,222	1,645
Dilutive effect of accelerated stock buyback	—	63	—

Weighted average common shares outstanding - diluted	61,999	67,709	74,017

Basic earnings per common share	$0.61	$0.72	$0.43
Diluted earnings per common share	$0.61	$0.71	$0.42

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

Options to purchase 10.6 million, 10.3 million and 8.5 million shares for fiscal years 2009, 2008 and 2007, respectively, were not included in the computation of diluted net income per share because the grant price of such options was above the average stock price for the period and, therefore, the options were considered anti-dilutive.

Stock-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services (See Note 8).

The Company has various equity award plans (Plans) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 25, 2009, the Company has granted stock option awards (“Options”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.

Adoption of New Accounting Pronouncement

In the first quarter of fiscal year 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1, FSP FAS 157-2 and FSP FAS 157-3. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2010, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations. Refer to Note 4 for further discussion regarding fair value.

Recently Issued Accounting Standards

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact that the implementation of SFAS 141R may have on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is generally effective for years beginning after December 15, 2007. SFAS 157 was effective for us on January 28, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 on January 28, 2008 with respect to our financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. We intend to adopt the provisions of SFAS 157-2 with respect to our non-financial assets and non-financial liabilities effective January 26, 2009 pursuant to the requirements of FSP 157-2. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2. Stock Repurchase Program; Treasury Shares

In the first quarter of fiscal year 2009, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date. In fiscal year 2009, the Company repurchased 2.5 million shares under this program for $33.7 million.

The Company currently intends to hold the repurchased shares as treasury stock. The Company typically reissues treasury shares as a result of stock option exercises. In addition to the above repurchase activity, 81,868 and 16,888 shares were withheld from vested restricted stock in fiscal years 2009 and 2008, respectively, for employee payroll and income tax withholding liabilities and are being held as treasury shares.

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

In fiscal years 2009, 2008, and 2007, the Company included $125,000, $696,000, and $871,000 of unrealized net of tax gains on investments, respectively, in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity. The taxes associated with these comprehensive income items were $11,000, $467,000, and $389,000 in fiscal years 2009, 2008 and 2007, respectively.

The following table summarizes the Company’s investments as of January 25, 2009 and January 27, 2008:

	January 25, 2009			January 27, 2008
(in thousands)	Market Value	Cost Basis	Unrealized Gain(Loss)	Market Value	Cost Basis	Unrealized Gain(Loss)
U.S. government issues	$89,598	$89,222	$376	$11,203	$11,200	$3
Corporate issues	16,485	16,501	(16)	29,305	29,118	187
Other	5,066	5,100	(34)	—	—	—

Investments	$111,149	$110,823	$326	$40,508	$40,318	$190

As of January 25, 2009, all of the Company’s long-term investments mature on various dates through fiscal year 2012.

The following table summarizes the maturities of the Company’s investments at fiscal year end:

	January 25, 2009		January 27, 2008
(in thousands)	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$98,735	$98,424	$36,142	$36,042
1 year through 5 years	12,414	12,399	4,366	4,276

Investments	$111,149	$110,823	$40,508	$40,318

Investments in cash and cash equivalents generated interest income of $5.7 million, $13.5 million and $13.2 million in fiscal years 2009, 2008 and 2007, respectively.

Note 4. Fair Value Measurements

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

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements were based on the use of Level 1 inputs and consisted of the following items as of January 25, 2009:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)
Assets
Temporary investments	$98,735	$98,735
Investments, maturitites in excess of 1 year	12,414	12,414
Other investments-deferred compensation	4,393	4,393

	$115,542	$115,542

Liabilities
Deferred compensation	$(5,120)	$(5,120)

	$(5,120)	$(5,120)

Note 5. Inventories

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	January 25, 2009	January 27, 2008
Raw materials	$2,076	$1,681
Work in progress	17,670	17,565
Finished goods	8,240	9,656

Inventories	$27,986	$28,902

Note 6. Property, Plant and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation:

(in thousands)	January 25, 2009	January 27, 2008
Property	$6,139	$6,139
Buildings	16,410	16,407
Leasehold improvements	2,455	2,053
Machinery and equipment	56,649	52,118
Furniture and office equipment	16,594	16,199
Construction in progress	1,926	662

Property, plant and equipment, gross	100,173	93,578
Less accumulated depreciation and amortization	(68,387)	(63,009)

Property, plant and equipment, net	$31,786	$30,569

Depreciation expense was $7.2 million, $9.1 million, and $10.7 million in fiscal year 2009, 2008, and 2007, respectively.

Note 7. Goodwill and Other Intangibles

Goodwill is deemed to have an indefinite life and is not amortized, but it is subject to an annual impairment test. If interim indicators of impairment exist, more frequent impairment testing is performed. In fiscal year 2009, our annual impairment review indicated that no impairment existed. We estimate fair value utilizing both an income approach, consisting of a discounted cash flow analysis, and a market approach, using the guideline public company method and the guideline transactions method. A discounted cash flow analysis requires the use of forward looking projections. These forward looking projections utilize assumptions that are based upon historical trends, management’s estimates of economic conditions and our strategic plans, which are consistent with assumptions utilized in evaluating long-lived assets for impairment. Significant assumptions are annual sales increases and the discount rate utilized as well as the overall weighted of the different approaches. The discount rate used is a weighted average cost of capital, which is internally developed.

As a result of the tax consequences associated with an internal restructuring during the fourth quarter of fiscal year 2009, $6.9 million of tax valuation allowance related to the tax attributes obtained through the XEMICS acquisition was released. In accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”), the release of this valuation allowance was recorded as a reduction to goodwill. See Note 9 for additional discussion of this transaction.

The following is a summary of goodwill activity during fiscal year 2009 (in thousands):

Goodwill Balance as of January 27, 2008	Adjustments	Goodwill Balance as of January 25, 2009
$32,418	$(6,878)	$25,540

Intangible assets consist of the following (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net
	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008
Core technologies	$6,000	$6,000	$(3,909)	$(2,818)	$2,091	$3,182
Customer relationships	30	30	(30)	(30)	—	—

Other Intangibles	$6,030	$6,030	$(3,939)	$(2,848)	$2,091	$3,182

Intangibles are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $1.1 million, $1.1 million and $1.2 million, respectively, for fiscal years 2009, 2008 and 2007. Assuming no subsequent impairment of the underlying assets, the annual amount of amortization expense for the next two years is expected to be $1.1 million and $1.0 million for fiscal years 2010 and 2011, respectively, at which time all existing intangible assets will be fully amortized.

Note 8. Stock Based Compensation

Overview. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services.

Share-based Payment Arrangements. The Company has various equity award plans (Plans) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 25, 2009, the Company has granted stock option awards (“Options”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.

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

Assumptions in Determining Fair Value of Options

Fiscal Years Ended
	January 25, 2009	January 27, 2008	January 28, 2007
Expected lives, in years	4.0 - 5.0	4.0 - 5.0	4.36 - 4.85
Estimated volatility	38% - 65%	40% - 59%	53% - 59%
Dividend yield	—	—	—
Risk-free interest rate	1.6% - 4.6%	3.5% - 4.9%	4.6% - 4.9%

The estimated fair value of restricted stock (RSA and RSU) awards was calculated based on the market price of the Company’s common stock on the date of grant. Some RSU awards made during fiscal year 2009 are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on January 25, 2009.

The following table summarizes information about stock options outstanding at January 25, 2009.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)
Price Range Analysis - Outstanding
$ 4.61 - 9.20	52,666	$7.75	0.2250
$ 9.21 - 13.80	877,136	$12.66	4.4490
$ 13.81 - 18.40	6,914,039	$16.21	4.6348
$ 18.41 - 23.00	346,587	$20.45	4.8480
$ 23.01 - 27.60	965,975	$25.23	2.4266
$ 27.61 - 32.20	153,450	$29.46	3.0143
$ 32.21 - 36.80	48,000	$33.87	2.8134
$ 36.81 - 41.40	37,000	$38.26	1.4407

Total outstanding	9,394,853

Price Range Analysis - Exercisable
$ 4.61 - 9.20	52,666	$7.75	0.2250
$ 9.21 - 13.80	421,286	$12.83	3.2169
$ 13.81 - 18.40	4,082,751	$16.21	4.4268
$ 18.41 - 23.00	310,237	$20.66	4.6348
$ 23.01 - 27.60	965,975	$25.23	2.4266
$ 27.61 - 32.20	153,450	$29.46	3.0143
$ 32.21 - 36.80	48,000	$33.87	2.8134
$ 36.81 - 41.40	37,000	$38.26	1.4407

Total exercisable	6,071,365

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Consolidated Statements of Income for the fiscal years ended January 25, 2009, January 27, 2008 and January 28, 2007, respectively.

Allocation of Stock-based Compensation

(fiscal years, in thousands)

	January 25, 2009	January 27, 2008	January 28, 2007
Cost of sales	$1,389	$1,304	$1,200
Selling, general and administrative	10,400	9,430	9,761
Product development and engineering	3,935	3,985	3,975

Stock-based compensation, pre-tax	$15,724	$14,719	$14,936
Stock-based compensation captitalized into inventory	$337	$404	$196

Total stock-based compensation	$16,061	$15,123	$15,132

Impact of Stock-based Compensation (fiscal years, in thousands)

	January 25, 2009	January 27, 2008	January 28, 2007
Stock-based compensation	$15,724	$14,719	$14,936
Associated tax effect	(3,452)	(4,186)	(2,035)

Net effect on net income	$12,272	$10,533	$12,901

Effect on earnings per share -
Basic	$0.20	$0.16	$0.18
Diluted	$0.20	$0.16	$0.17
Weighted average number of shares -
Basic	61,249	66,424	72,372
Diluted	61,999	67,709	74,017

The tax benefit realized from option exercise activity for fiscal years 2009, 2008 and 2007 was $4.7 million, $5.2 million, $1.4 million, respectively.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for stock option awards in fiscal years 2009, 2008 and 2007 is presented below:

Information regarding outstanding stock option awards

(in thousands, except for per share amounts)

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Vaue (1)	Aggregate Unrecognized Compensation	Number of Shares Exercisable
January 29, 2006	14,241
Grants	648	$17.28	$9.12
Exercises	(1,201)			$4,061
Cancellations and forfeitures	(402)

January 28, 2007	13,286					10,313
Grants	2,823	$16.12	$7.72
Exercises	(1,731)			$13,161
Cancellations and forfeitures	(3,550)

January 27, 2008	10,828			9,848	23,446	6,678
Grants	1,339	$14.80	$5.69
Exercises	(1,456)			$12,153
Cancellations and forfeitures	(1,317)

January 25, 2009	9,394			$342	16,275	6,070

(1)	Represents the difference between the exercise price and the value of the Company’s stock at the time of exercise, for exercised grants. For outstanding awards, represents the difference between the exercise price and the value of the Company’s stock at fiscal year end.

Information regarding unvested stock option awards

(in thousands, except for per share amounts)

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Expense Period (in years)	Total Fair Value
Unvested at Jan 27, 2008	4,150	$16.42	$8.11		$33,657
Granted	1,339	$14.80	$5.69		$7,622
Vested	(1,571)	$16.63	$8.51		$13,363
Forfeited	(594)	$16.14	$7.59		$4,390

Unvested at Jan 25, 2009	3,324	$15.72	$7.03	2.1	$23,367

Restricted Stock Awards. In fiscal year 2009, the Company granted restricted stock awards to select employees. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for restricted stock awards in fiscal years 2009, 2008 and 2007 is presented below:

(in thousands, except for per share amounts)

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 30, 2006	—
Granted	100	$17.89
Vested	—		—
Forfeited	—		—

January 28, 2007	100	$17.89		$1,447
Granted	746	$16.10
Vested	(44)		$788.0
Forfeited	(17)

January 27, 2008	785	$16.22		$10,675	2.9
Granted	313	$13.94
Vested	(247)		$4,197.0
Forfeited	(88)

January 25, 2009	763	$15.36		$7,524	2.2

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.

Performance Unit Awards. The Company grants performance vested RSU’s to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of units that can be earned in the aggregate is 614,000. In this scenario, the maximum number of shares that could be issued thereunder would be 307,000 and the Company would have a liability equal to the value of 307,000 shares on the settlement date, which would be settled in cash. At January 25, 2009, none of the units from the fiscal year 2009 or 2008 grants are expected to vest, resulting in the reversal of $1.7 million of previously recognized compensation expense. The current assessment of the likelihood of meeting the performance measures was materially influenced by the current global economic slowdown and its impact on our performance in the fourth quarter of fiscal year 2009 and its forecasted impact on our fiscal year 2010 performance. The following table summarizes performance unit award activity during fiscal year 2009:

(in thousands, except for per share amount)

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Weighted Average Period Over Which Expected
	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
January 29, 2007	—	—	—	—		$—
Granted	175	88	87		$16.14
Vested	—	—	—
Cancelled/forfeited	(12)	(6)	(6)
Change in liability				$190.2	$16.14

January 27, 2008	163	82	81	$190.2	$16.14	$1,783	2.4
Granted	174	87	87		$13.15
Vested	—	—	—
Cancelled/forfeited	(30)	(15)	(15)
Change in liability				$(190.2)	$11.51

January 25, 2009	307	154	153	$—	$14.64	$—	1.7

Stock Unit Awards, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These RSU’s are accounted for as liabilities because they are cash settled. The value of these awards is remeasured at each reporting period until settlement, which typically occurs upon the Director’s separation from service. Vested awards and the pro-rata vested portion of unvested awards are recognized as a liability. These awards vest after one year of service. The following table summarizes stock unit awards activity for fiscal years 2009 and 2008:

(in thousands, except per share price)

	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 28, 2007	—	$—
Granted	32		$17.61
Vested	—
Forfeited	—
Change in Liability		$219

January 27, 2008	32	$219	$17.61	$177	0.4
Granted	41		$13.81
Vested	(32)
Forfeited	—
Change in Liability		$414

January 25, 2009	41	$633	$13.81	$239	0.4

Stock Unit Awards, Employees. In fiscal year 2009, the Company issued, for the first time, stock unit awards to employees. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years). The following table summarizes stock unit awards activity for fiscal year 2009:

(in thousands, except per share price)

	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 27, 2008	—
Granted	331	$14.97
Vested	—		—
Forfeited	(15)

January 25, 2009	316	$14.97		$3,345	3.6

(1)	Reflect the value of Semtech stock on the date that the stock unit vested.

Note 9. Income Taxes

The provision for taxes consists of the following:

Provision for Taxes

(fiscal years, in thousands)

	January 25, 2009	January 27, 2008	January 28, 2007
Current:
Federal	$4,446	$11,222	$760
State	157	786	185
Foreign	10,080	656	1,874

Subtotal	14,683	12,664	2,819
Deferred:
Federal	336	(12,685)	3,650
State	(387)	10,438	328
Foreign	(5,975)	107	(514)

Subtotal	(6,026)	(2,140)	3,464

Provision for taxes	$8,657	$10,524	$6,283

The change in the net deferred tax asset differs from the deferred tax provision as a result of deferred tax assets that do not typically impact the provision. This includes the benefit related to tax deductions from the exercise of non-qualified stock options in excess of compensation cost recognized for financial reporting purposes (recorded as an increase to additional paid-in capital when realized).

Under SFAS 123R, the income tax effects of share-based payments are recognized for financial reporting purposes only if such awards are expected to result in a tax deduction. SFAS 123R prohibits recognition of a deferred tax asset for an excess tax benefit (that is, a tax benefit that exceeds the tax benefit for the amount of compensation cost recognized for the award for financial reporting purposes) that has not been realized. In determining when an excess tax benefit is realized, we have elected to follow the ordering provision of the tax law.

For income taxes paid on intercompany profits on assets remaining within the group, Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (“ARB 51”) prohibits recognition of a deferred tax asset for the difference between the tax basis of the assets in the buyer’s tax jurisdiction and their cost as reported in the consolidated financial statements. Pursuant to ARB 51, current foreign tax expense and income tax payable on intercompany profits generated as a result of an internal restructuring during the fourth quarter of fiscal year 2009 was effectively offset in consolidation by a $5.8 million reduction to deferred tax expense. This resulted in an increase to prepaid income tax instead of deferred tax assets.

The components of the net deferred income tax assets at January 25, 2009 and January 27, 2008 are as follows:

Net Deferred Income Tax Asset

(in thousands)	January 25, 2009	January 27, 2008
Current deferred tax asset:
Deferred revenue	$1,941	$1,543
Inventory reserve	2,841	2,561
Other deferred assets	1,192	1,726
Valuation reserve	(1,591)	(1,375)

Total current deferred tax asset	4,383	4,455

Non-current deferred tax asset
Research and development charges	7,501	5,967
Research credit carryforward	15,171	15,788
Acquired NOL carryforward - foreign	428	7,999
Payroll and related	2,097	2,253
Stock-based compensation	9,694	11,721
Other deferred assets	1,373	610
Valuation reserve	(10,463)	(17,264)

Total non-current deferred tax asset	25,801	27,074

Current deferred tax liability:
Inventory reserve - Foreign	(1,054)	(1,164)
Other current deferred tax liability	(645)	(441)
Non-current deferred tax liability:
Other non-current deferred tax liability	(359)	(879)

Total deferred tax liability	(2,058)	(2,484)

Net deferred tax asset	$28,126	$29,045

SFAS 109 requires that for a particular tax-paying component of an enterprise, and within a particular tax jurisdiction, (a) all current deferred tax liabilities and assets shall be offset and presented as a single amount and (b) all noncurrent deferred tax liabilities and assets shall be offset and presented as a single amount. Deferred tax liabilities and assets attributable to different tax-paying components of the enterprise or to different tax jurisdictions should not be offset. As of January 25, 2009 and January 27, 2008, net deferred income tax assets of $28.1 million and $29.0 million, respectively, have been presented on the balance sheet, based on tax jurisdiction, as deferred income tax assets of $29.8 million and $30.1 million and deferred income tax liabilities of $1.7 million and $1.6 million, respectively. Therefore, the deferred tax asset and liability totals on the balance sheet differ from the deferred tax asset and liability totals presented in the table above.

On June 23, 2005, Semtech Corporation, through its wholly owned Swiss subsidiary, Semtech International AG, acquired all of the outstanding shares of XEMICS SA (“XEMICS”) in a cash-for-stock transaction pursuant to a share purchase and sales agreement. As a result of pre-acquisition losses, XEMICS maintained substantial net operating loss carryforwards. Given the relatively short lives of these loss carryforwards, a valuation allowance against this deferred tax asset was established at the time of the acquisition. As a result of the tax consequences associated with an internal restructuring during the fourth quarter of fiscal year 2009, $6.9 million of this deferred tax asset was utilized and the related $6.9 million of valuation allowance was released. In accordance with SFAS 109, the release of this valuation allowance was recorded as a reduction to goodwill.

As of January 25, 2009, the Company had gross federal and state research credits available of approximately $9.7 million and $8.5 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2020 through 2029. As of January 25, 2009, the Company had federal Alternative Minimum Tax (“AMT”) credits available of approximately $442,000. The Company has established an $11.0 million valuation allowance against these deferred tax assets due to utilization concerns. An additional $1.0 million valuation allowance has been established against various foreign net operating loss carryforwards.

In addition, approximately $1.2 million of federal tax credit carryforwards have been generated from stock option exercises in prior years. As discussed above, SFAS 123R prohibits financial statement recognition until utilized.

Realization of the net deferred tax assets (after the valuation allowances discussed above) is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the reversal periods are revised.

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

(fiscal years, in thousands)	January 25, 2009	January 27, 2008	January 28, 2007
Federal income tax at statutory rate	$16,162	$20,407	$13,094
State income taxes, net of federal benefit	571	3,164	1,388
Foreign taxes at rates less than federal rates	(6,097)	(5,752)	(4,889)
Tax credits generated	(2,805)	(986)	(1,365)
Changes in valuation reserve	653	(1,672)	1,102
Deemed dividend	1,105	1,818	1,069
Equity compensation	2,601	114	—
Permanent differences	572	358	(167)
Sales exclusion - foreign jurisdiction	(3,745)	(5,080)	(4,284)
Foreign exchange loss - foreign jurisdiction	—	(2,461)	—
Other	(360)	614	335

Provision for taxes	$8,657	$10,524	$6,283

Income taxes paid in fiscal years 2009, 2008 and 2007 were $3.0 million, $2.7 million and $3.1 million, respectively.

Pretax income in fiscal years 2009, 2008 and 2007 from foreign operations was approximately $38.2 million, $40.2 million, and $26.7 million, respectively.

As of January 25, 2009, the Company had approximately $212.2 million of unremitted income related to the Company’s wholly owned foreign subsidiaries for which no U.S. federal or state taxes have been provided. The Company’s policy is to leave the income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested to offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of the Company’s U.S. and foreign entities.

Effective January 29, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Upon adoption and the conclusion of the initial evaluation of our uncertain tax positions (“UTP”) under FIN 48, the Company recorded a cumulative net increase (after federal impact of state items) in the liability for UTP of $2.1 million which was accounted for as an adoption charge to retained earnings.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

(fiscal year, in thousands)	January 25, 2009	January 27, 2008
Beginning balance	$11,097	$5,825
Additions based on tax positions related to the current year	1,366	1,270
Additions for tax positions of prior years	—	4,002
Reductions for tax positions of prior years	(3)	—
Settlements	—	—

Ending Balance	$12,460	$11,097

Included in the balance of unrecognized tax benefits at January 25, 2009 and January 27, 2008, are $11.0 million and $9.7 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The UTP liability as of January 25, 2009 and January 27, 2008 was $4.3 million and $3.4 million, respectively. This liability is reflected on the balance sheet as “Accrued Taxes.” The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the Consolidated Statements of Income. During fiscal year 2009 and 2008, a net increase of $8,000 and a net interest decrease of $70,000 was recognized in the Consolidated Statement of Income, respectively. The Company had approximately $34,000 and $26,000 of net interest and penalties accrued at January 25, 2009 and January 27, 2008, respectively.

Tax years prior to 2006 (fiscal year 2007) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items with tax attributes that could impact open tax years. The IRS completed an examination of tax years 2004 (fiscal year 2005) through 2005 (fiscal year 2006) in fiscal year 2009, resulting in a $24.2 million reduction of our net operating loss carryforward. No tax was payable as a result of this adjustment and there was no tax provision impact since the affected tax attributes were fully reserved.

For state returns, the Company is generally not subject to income tax examinations for years prior to 2004 (fiscal year 2005). Our significant foreign tax presence is in Switzerland. Our material Swiss tax filings have been examined through fiscal year 2008. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

As of January 25, 2009, the Company is not aware of any tax positions for which it was reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months, other than an uncertain tax position related to determination of available loss carryforwards in a foreign jurisdiction. This loss carryforward determination is expected to be reviewed by local tax authorities within the next year. The audit resolution of this issue or eventual closure of the statute of limitations will result in a decrease in the liability for uncertain tax positions and a $727,000 tax payment if the position is not sustained or a decrease in the liability for uncertain tax positions and a $727,000 reduction to the tax provision if the tax position is sustained.

Note 10. Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2015. The aggregate minimum annual lease payments under leases in effect on January 25, 2009 are as follows:

Minimum Annual Lease Payments (in thousands)

Fiscal Year Ending:
2010	$3,295
2011	2,263
2012	1,845
2013	1,754
2014	1,342
Thereafter	282

Total minimum lease commitments	$10,781

Not included in operating lease commitments is expected sub-lease income to the Company. Sub-lease agreements are scheduled to provide $375,000, $158,000 and $0 of annual income for fiscal year 2010, 2011 and 2012, respectively.

Rent expense was $3.5 million, $3.3 million, and $2.9 million for fiscal year 2009, 2008 and 2007, respectively. The Company received $366,000, $352,000, and $359,000 of sub-lease income in fiscal year 2009, 2008 and 2007, respectively.

Retirement Plans

The Company contributed $745,000, $737,000 and $714,000, respectively, in fiscal years 2009, 2008 and 2007 to the 401(k) retirement plan maintained for its employees. In addition, the Company contributed $697,000, $630,000 and $593,000, respectively, in fiscal years 2009, 2008 and 2007 to a Swiss defined contribution plan.

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

Shareholder Derivative Lawsuit. In fiscal year 2007, the Company was served with five purported shareholder derivative lawsuits making various allegations with respect to stock option improprieties and financial reporting. The Company is named solely as a nominal defendant against whom the plaintiffs sought no monetary recovery. These lawsuits named various current and former directors, officers, and executives as individual defendants from whom various forms of monetary damages are sought.

In the fourth quarter of fiscal year 2008, the Company reached a tentative settlement in the lawsuits and recorded a charge of $1.6 million, which is net of committed insurance proceeds, for the monetary component of the settlement. Final court approval of the settlement occurred on January 12, 2009. All lawsuits have subsequently been dismissed with prejudice following payments by the Company and its insurance carrier of their respective amount per the terms of the settlement.

Class Action Lawsuit. In Re: Semtech Corporation Securities Litigation, United States District Court, Central District of California, Case No. 2:07-CV-07114-CAS. In August 2007, a purported class action lawsuit was filed against the Company and certain current and former officers on behalf of persons who purchased or acquired Semtech securities from September 11, 2002 until July 19, 2006. The case alleges violations of Federal securities laws in connection with the Company’s past stock option practices. A very similar lawsuit, filed in October 2007 by another plaintiff, was not served. In February 2008, the Mississippi Public Employees’ Retirement System (“MPERS”) filed a motion in the US District Court for the Central District of California for consolidation of the cases described above, appointment of MPERS as lead plaintiff, and approval of selection of counsel. The MPERS motion was granted in late March 2008, and a Consolidated Amended Class Action Complaint was filed in May 2008, initiating the consolidated action with MPERS as the lead plaintiff. Most recently, motions to dismiss and for other remedial actions filed by the defendants were heard by the Court on December 15, 2008. The Court granted motions to dismiss in favor of defendants Jason Carlson (former Chief Executive Officer of the Company) and Mohan Maheswaran (current Chief Executive Officer of the Company) regarding claims under Section 10(b) of the Securities Exchange Act of 1934. The Court denied all other motions of all defendants, including other motions to dismiss brought in relation to alternate allegations raised against Messrs. Carlson and Maheswaran, who remain pending as defendants in the matter. The Company is unable to predict the outcome of this litigation.

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

We have used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at our former facility in Newbury Park, California that we leased for approximately forty years. We vacated the building in May 2002. Certain contaminants have been found in the local groundwater. Monitoring results to date over a number of years indicate that contaminants are from adjacent facilities. There are no claims pending with respect to environmental matters at the Newbury Park site. However, the applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. The anticipated costs to perform the actions most recently ordered by the regulatory body are not anticipated to be material, and may be jointly shared between the Company and the current owner. It is currently not possible to determine the ultimate amount of future clean-up costs, if any, that may be required of us for this site. Accordingly, no reserve for clean-up has been provided at this time.

Product Warranties

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases a refund of the purchase price is offered. In certain instances the Company has agreed to other warranty terms, including some indemnification provisions.

As of January 25, 2009, the Company’s warranty reserve was $50,000, unchanged from fiscal year 2008. No warranty accrual activity was recorded in fiscal year 2009. The product warranty accrual reflects the Company’s best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical experience.

If there is a substantial increase in the rate of customer claims, if the Company’s estimates of probable losses relating to identified warranty exposures prove inaccurate, or its efforts to contractually limit liability prove inadequate, the Company may record a charge against future cost of sales.

Indemnification

The Company has entered into agreements with its current executive officers and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws contain comparable indemnification obligations with respect to the Company’s current directors and employees. Additionally, comparable indemnification agreements and obligations under our Certificate of Incorporation and Bylaws remain in effect for certain former executive officers and directors of the Company, rights under which are being claimed by certain former executives and former directors in relation to the Class Action Lawsuit discussed above.

Note 11. Interest and Other Income, net

Interest and other income, net, consist of the following:

(fiscal years, in thousands)	January 25, 2009	January 27, 2008	January 28, 2007
Interest income	$5,677	$13,255	$13,116
Interest expense	(3)	(11)	(34)
Gain (loss) on sale of assets	(428)	1,392	(39)
Foreign currency transaction gain (loss)	(549)	316	519
Miscellaneous (expense) income	(410)	168	(16)

Interest and other income, net	$4,287	$15,120	$13,546

Note 12. Business Segments and Concentrations of Risk

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

Net sales and operating income, by segment, were as follows:

Net Sales

(fiscal years, in thousands)

	January 25, 2009	January 27, 2008	January 28, 2007
Standard Semiconductor Products	$263,119	$260,035	$236,220
Rectifier, Assembly and Other Products	31,701	24,755	16,318

Net Sales	$294,820	$284,790	$252,538

Operating Income (fiscal years, in thousands)

	January 25, 2009	January 27, 2008	January 28, 2007
Standard Semiconductor Products	$30,221	$32,793	$18,948
Rectifier, Assembly and Other Products	11,670	10,394	4,917

Total Operating Income	$41,891	$43,187	$23,865

Certain corporate level expenses not directly attributable to a reportable segment are allocated to the segments based on percentage of sales. These include expenses associated with matters related to the Company’s historical stock option practices, including the now completed restatement of past financial statements and the on-going government inquiries, class action litigation, and recently settled derivative litigation. Included in operating income in fiscal years 2009, 2008 and 2007 for the Standard Semiconductor Products segment is approximately $63,000 (net of a $223,000 insurance recovery received in fiscal year 2009 for certain investigative costs), $2.8 million and 8.7 million, respectively, of expense associated with the SEC’s investigation into the Company’s historical stock option practices.

Included in operating income for the Standard Semiconductor Products segment for fiscal years 2009, 2008 and 2007 are legal fees incurred by the Company in suing insurance companies to recover amounts associated with the resolution of a past customer dispute. For fiscal year 2009 and 2008 operating income for the Standard Semiconductor Products segment also included settlement recoveries from the above mentioned insurance companies.

A summary of sales activity by region follows. The Company does not track customer sales by region for each individual reporting segment.

Sales by Region

(fiscal years, in thousands)

	January 25, 2009		January 27, 2008		January 28, 2007
North America	$72,072	24%	$53,367	19%	$56,710	23%
Asia-Pacific	172,054	59%	186,395	65%	157,687	62%
Europe	50,694	17%	45,028	16%	38,141	15%

Total Net Sales	$294,820	100%	$284,790	100%	$252,538	100%

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

Concentration of Net Sales - Key Customers

(percentage of net sales)

	Fiscal Year Ended
	January 25, 2009	January 27, 2008	January 28, 2007
Samsung Electronics (and affiliates)	15%	13%	10%
Frontek Technology Corp	13%	16%	12%

Concentration of Accounts Receivable - Key Customers

(percentage of net accounts receivable)

	Fiscal Year Ended
	January 25, 2009	January 27, 2008
Samsung Electronics (and affiliates)	18%	8%
Frontek Technology Corp	12%	14%

Long-lived assets, net of accumulated depreciation, located within the United States as of January 25, 2009 and January 27, 2008 were approximately $20.8 million and $21.6 million, respectively. Long-lived assets located outside the United States as of January 25, 2009 and January 27, 2008 was approximately $11.0 million and $8.9 million, respectively. Some of these assets are at locations owned or operated by the Company’s suppliers. The Company has consigned certain equipment to a foundry based in China to support its specialized processes run at the foundry. The provision of these assets to the wafer foundry is factored into the Company’s pricing arrangement with the foundry. The Company has also installed its own equipment at some of its packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

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

Note 13. Matters Related to Historical Stock Option Practices

Since May 2006, the Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from its historical stock option practices. In fiscal years 2009, 2008, and 2007, respectively, approximately $1.6 million (net of insurance recovery of $250,000), $6.2 million and $9.7 million of legal expenses were incurred in relation to these matters. The Company expects to continue to incur significant expense in connection with the on-going government inquiries and class action litigation. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances. See Note 10 for additional information regarding indemnification.

Note 14: Fire at Manufacturing Facility in Reynosa, Mexico

On July 31, 2008, a fire occurred at the Company’s Reynosa, Mexico manufacturing facility. As of January 25, 2009, the Company has recorded the following expenses (insurance recoveries) related to the retooling and retrofit of the factory and the write-off of damaged equipment.

(in thousands)	Expense Incurred	Insurance Recovery	Net Expense
SG&A	$1,229	$(370)	$859
Other expense, net	208	—	208

	$1,437	$(370)	$1,067

As of January 25, 2009, repair, retooling and retrofit activities were substantially complete. The Company does not expect to incur additional significant costs related to this recovery.

The Company is actively seeking recovery under the relevant insurance policies that it maintains for both property damage and business interruption. While the Company expects insurance recoveries to cover most of the costs, only $370,000 of recovery was received in fiscal year 2009.

Note 15: Restructuring Costs

During fiscal year 2009, the Company initiated a restructuring plan within the Standard Semiconductor Products segment to reorganize certain Company operations, consolidate research and development activities and reduce its workforce. The reorganization and consolidation was completed in the second quarter of fiscal year 2009. In fiscal year 2009, the Company recorded costs of $2.3 million for employee severance and other facility consolidation costs.

The following table summarizes the restructuring charge and liability balance included in accrued liabilities and other long-term liabilities on the Consolidated Balance Sheet as of January 25, 2009.

(in thousands)	Restructuring Charge	Asset Writedown	Cash Payments	Balance at January 25, 2009
Severance and benefits	$876.3	$—	$(876.3)	$—
Lease termination costs	641.5	—	(206.9)	434.6
Open commitments	294.1	(294.1)	—	—
Asset impairment	486.6	(486.6)	—	—
Other costs	11.7	—	(11.7)	—

	$2,310.2	$(780.7)	$(1,094.9)	$434.6

The outstanding liability for restructuring costs is classified on the Company’s Consolidated Balance Sheet as of January 25, 2009 as follows:

(in thousands)
Accrued liabilities	$296.6
Other long-term liabilities	138.0

$434.6

The portion of lease termination costs reflected in other long-term liabilities includes lease payments due within the next one to five years.

Note 16: Deferred Compensation

The Company maintains a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the Plan. The Plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period. Compensation expense under this plan for fiscal years 2009, 2008 and 2007 totaled approximately $466,000 (net of $201,000 of forfeitures), $345,000 (net of $206,000 of forfeitures) and $62,000 (net of $640,000 of forfeitures), respectively.

The Company’s liability for deferred compensation under this plan was $5.1 million as of January 25, 2009 and $6.2 million as of January 27, 2008, and is included in other long-term liabilities on the balance sheet and in the table above. The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This company-owned life insurance is held in a grantor trust and is intended to cover a majority of our costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $4.4 million as of January 25, 2009 and $6.2 million as of January 27, 2008, and is included in other assets.

Note 17. Selected Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited consolidated statements of income data for each of the eight quarterly periods ended January 25, 2009, as well as that data expressed as a percentage of our net sales for the quarters presented. All quarters presented consisted of thirteen weeks. The sum of quarterly per share amounts may differ from year to date amounts due to rounding.

	Fiscal Year 2009				Fiscal Year 2008
	Quarters Ended				Quarters Ended
(in thousands, except per share amounts)	April 27 2008	July 27 2008	October 26 2008	January 25 2009	April 29 2007	July 29 2007	October 28 2007	January 27 2008
Net Sales	$74,444	$77,960	$79,721	$62,695	$60,566	$67,048	$78,556	$78,620
Cost of Sales	33,653	35,165	37,070	29,345	27,313	30,058	35,695	35,447

Gross Profit	40,791	42,795	42,651	33,350	33,253	36,990	42,861	43,173
Operating costs and expenses:
Selling, general & administrative	18,621	18,787	19,358	16,124	18,181	17,943	17,764	20,375
Product development & engineering	11,073	10,434	10,127	9,771	10,005	10,581	11,206	11,272
Acquisition related items	273	273	273	273	276	275	276	275
Restructuring charges	2,169	140	—	—	—	—	—	—
(Insurance recovery) legal expenses, net	—	—	—	—	175	324	416	(6,254)

Total operating costs and expenses	32,136	29,634	29,758	26,168	28,637	29,123	29,662	25,668

Operating income	8,655	13,161	12,893	7,182	4,616	7,867	13,199	17,505
Interest and other income, net	1,740	1,241	904	403	5,715	3,542	3,055	2,808

Income before taxes	10,395	14,402	13,797	7,585	10,331	11,409	16,254	20,313
Provision for taxes	2,318	2,738	2,287	1,314	2,400	2,387	284	5,453

Net income	$8,077	$11,664	$11,510	$6,271	$7,931	$9,022	$15,970	$14,860

Earnings per share:
Basic	$0.13	$0.19	$0.19	$0.10	$0.11	$0.13	$0.25	$0.24
Diluted	$0.13	$0.19	$0.19	$0.10	$0.11	$0.13	$0.24	$0.23
Weighted average number of shares:
Basic	61,352	61,839	61,233	60,291	72,379	66,984	63,726	62,622
Diluted	62,104	62,584	61,727	60,611	73,593	68,844	66,347	63,536

	Fiscal Year 2009				Fiscal Year 2008
	Quarters Ended				Quarters Ended
	April 27 2008	July 27 2008	October 26 2008	January 25 2009	April 29 2007	July 29 2007	October 28 2007	January 27 2008
Net Sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of Sales	45%	45%	46%	47%	45%	45%	45%	45%

Gross Profit	55%	55%	54%	53%	55%	55%	55%	55%
Operating costs and expenses:
Selling, general & administrative	25%	24%	24%	26%	30%	27%	23%	26%
Product development & engineering	15%	13%	13%	16%	17%	16%	14%	14%
Acquisition related items	0%	0%	0%	0%	0%	0%	0%	0%
Restructuring charges	3%	0%	0%	0%	0%	0%	0%	0%
(Insurance recovery) legal expenses, net	0%	0%	0%	0%	0%	0%	1%	-8%

Total operating costs and expenses	43%	38%	37%	42%	47%	43%	38%	32%

Operating income	12%	17%	16%	11%	8%	12%	17%	23%
Interest and other income, net	2%	2%	1%	1%	9%	5%	4%	4%

Income before taxes	14%	19%	17%	12%	17%	17%	21%	27%
Provision for taxes	3%	4%	3%	2%	4%	4%	0%	7%

Net income	11%	15%	14%	10%	13%	13%	21%	20%

ITEM 9.	CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 25, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the Securities and Exchange Commission.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that as of January 25, 2009 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of January 25, 2009. Ernst & Young LLP’s report is included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 25, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2009 was reported on a Form 8-K during that period.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer, Chief Financial Officer and Controller. Our Code of Conduct serves as our written code of ethics for those officers, and for persons performing similar functions. See Exhibit 14, which incorporates by reference the copy of our Code of Conduct filed as Exhibit 14 to our Form 10-K for fiscal year 2004. The Code of Conduct is also available at the Corporate Governance section of our website at www.semtech.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our Chief Executive Officer, Chief Financial Officer or Controller, we will within four business days of the event disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.

The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 25, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of stockholders, to be held on June 25, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item will appear under the captions “Director Compensation,” “Compensation Discussion and Analysis”, “Executive Compensation” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 25, 2009, to be filed by us with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item will appear under the captions “Beneficial Ownership of Securities,” and “Securities Authorized for Issuance under Equity Compensation Plans” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 25, 2009, to be filed by us with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will appear under the captions “Election of Directors (Proposal Number 1)” “Corporate Governance, Transactions with Related Parties” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 25, 2009, to be filed by us with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item will appear under the captions “Independent Accountant Fees,” and”[Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 25, 2009, to be filed by us with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II

SEMTECH CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED JANUARY 25, 2009

	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 28, 2007
Allowance for doubtful accounts	$462,000	$(121,000)	$(5,000)	$336,000
Year ended January 27, 2008
Allowance for doubtful accounts	$336,000	$39,000	$(6,000)	$369,000
Year ended January 25, 2009
Allowance for doubtful accounts	$369,000	$477,000	$(3,000)	$843,000

(a)(3)	Exhibits. These exhibits are available without charge upon request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated. Exhibits 10.1 through 10.40 constitute management contracts or compensatory plans or arrangements.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Policy Regarding Director Compensation	Exhibit 10.10 to the Company’s Quarterly Report on Form 10 for the quarterly period ended July 29, 2007

10.2	The Company’s 1994 Long-term Stock Incentive Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-44033) filed January 9, 1998

10.3	The Company’s 1994 Non-Employee Directors Stock Option Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-00599) filed January 31, 1996

10.4	The Company’s Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.5	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.6	Form of Option Agreement for Options Awarded to Non-Employee Directors on December 5, 2002	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.7	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006

10.8	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.9	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.10	Form of Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.11	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.12	Adoption Agreement adopting The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan) as amended and restated effective January 1, 2005	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.13	Amended and Restated Plan Document for The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan), effective January 1, 2005	Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.14	Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.15	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005

10.16	Cash Bonus Incentive Plan amended and restated as of January 30, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2006

10.17	Semtech Corporation Bonus Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 28, 2006

10.18	Semtech Corporation Bonus Plan, amended and restated effective January 29, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.19	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.20	Agreement dated April 3, 2006 with respect to inducement award of restricted stock to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.21	Option Award Agreement dated April 3, 2006 with respect to time-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.22	Option Award Agreement dated April 3, 2006 with respect to performance-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.23	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.24	Memo to Emeka Chukwu dated, April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.25	Form of Long-Term Stock Incentive Plan Option Award Certificate	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.26	Form of Long-Term Stock Incentive Plan Restricted Stock Award Certificate	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.27	Form of Long-Term Stock Incentive Plan Performance Unit Award Certificate	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.28	Form of Long-Term Stock Incentive Plan Option Award Certificate (Non-Employee Directors)	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.29	Form of Long-Term Stock Incentive Plan Non-Employee Director Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2007

10.30	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.31	Semtech Corporation Executive Stock Ownership Guidelines	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.32	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.33	Master Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2007

10.34	Supplemental Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2007

10.35	Semtech Corporation Chief Executive Officer Bonus Plan

14	Semtech Corporation Code of Conduct	Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2009	Semtech Corporation

	By:	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2009	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer Director

Date: March 24, 2009	/s/ Emeka Chukwu
Emeka Chukwu
Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 24, 2009	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 24, 2009	/s/ Glen M. Antle
Glen M. Antle
Director

Date: March 24, 2009	/s/ W. Dean Baker
W. Dean Baker
Director

Date: March 24, 2009	/s/ James P. Burra
James P. Burra
Director

Date: March 24, 2009	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 24, 2009	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 24, 2009	/s/ John L. Piotrowski
John L. Piotrowski
Director

Date: March 24, 2009	/s/ James T. Schraith
James T. Schraith
Director