Form 10-Q
period 2009-04-26
SEMTECH CORP
filed 2009-06-04
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 26, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________

Commission file number 1-6395

SEMTECH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2119684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Flynn Road, Camarillo, California, 93012-8790

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (805) 498-2111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No   ☒

Number of shares of Common Stock, $0.01 par value per share, outstanding at May 29, 2009: 61,075,929

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED APRIL 26, 2009

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	April 26 2009	April 27, 2008
Net Sales	$60,077	$74,444
Cost of Sales	27,345	33,653

Gross Profit	32,732	40,791

Operating costs and expenses:
Selling, general & administrative	17,267	18,621
Product development & engineering	10,085	11,073
Acquisition related items	303	273
Restructuring charges	188	2,169

Total operating costs and expenses	27,843	32,136

Operating income	4,889	8,655

Interest and other income, net	1,290	1,740

Income before taxes	6,179	10,395
Provision for taxes	1,236	2,318

NET INCOME	$4,943	$8,077

Earnings per share:
Basic	$0.08	$0.13
Diluted	$0.08	$0.13

Weighted average number of shares used in computing earnings per share:
Basic	60,321	61,352
Diluted	60,593	62,104

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	April 26, 2009	January 25, 2009

Assets
Current assets:
Cash and cash equivalents	$162,541	$147,666
Temporary investments	86,066	98,735
Receivables, less allowances of $808 at April 26, 2009 and $843 at January 25, 2009	24,396	27,467
Inventories	26,149	27,986
Deferred income taxes	3,972	4,287
Other current assets	7,927	7,561

Total current assets	311,051	313,702
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $68,738 at April 26, 2009 and $68,387 at January 25, 2009	31,528	31,786
Investments, maturities in excess of 1 year	21,874	12,414
Deferred income taxes	25,291	25,544
Goodwill	25,540	25,540
Other intangibles, net	4,088	2,091
Other assets	9,413	9,718

Total non-current assets	117,734	107,093

TOTAL ASSETS	$428,785	$420,795

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,353	$10,653
Accrued liabilities	11,762	15,915
Income taxes payable	2,653	2,108
Deferred revenue	2,714	2,808
Accrued taxes	727	727
Deferred income taxes	1,571	1,604

Total current liabilities	32,780	33,815
Non-current liabilities:
Deferred income taxes	150	101
Accrued taxes	3,604	3,563
Other long-term liabilities	5,905	5,296
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 60,356,753 outstanding on April 26, 2009 and 78,136,144 issued and 60,287,427 outstanding on January 25, 2009	784	784
Treasury stock, at cost, 17,085,297 shares as of April 26, 2009 and 17,061,911 shares as of January 25, 2009	(294,378)	(295,844)
Additional paid-in capital	340,600	338,603
Retained earnings	338,690	333,747
Accumulated other comprehensive income	650	730

Total stockholders’ equity	386,346	378,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,785	$420,795

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	April 26, 2009	April 27, 2008
Cash flows from operating activities:
Net income	$4,943	$8,077
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,934	2,073
Deferred income taxes	(362)	(333)
Stock-based compensation	4,767	4,822
Tax benefit on stock based compensation	385	1,424
Excess tax benefits on stock based compensation	(20)	(1,205)
Loss on disposition of property, plant and equipment	8	93
Changes in assets and liabilities:
Receivables, net	3,071	(1,715)
Inventories	1,842	(3,791)
Prepaid expenses and other assets	(616)	4,815
Accounts payable	2,700	2,738
Accrued liabilities	(4,153)	(3,152)
Deferred revenue	(94)	212
Income taxes payable (prepaid)	1,125	(5)
Other liabilities	246	28

Net cash provided by operations	15,776	14,081
Cash flows from investing activities:
Purchase of available-for-sale investments	(62,702)	(15,238)
Proceeds from sales and maturities of available-for-sale investments	65,818	16,314
Proceeds from sale of property, plant and equipment	4	—
Purchases of property, plant and equipment	(1,404)	(2,076)
Purchases of intangibles	(2,300)	—

Net cash used in investing activities	(584)	(1,000)
Cash flows from financing activities:
Excess tax benefits on stock based compensation	20	1,205
Exercise of stock options	1,360	2,800
Repurchase of outstanding common stock	(1,694)	(30)

Net cash provided by (used in) financing activities	(314)	3,975
Effect of exchange rate changes on cash and cash equivalents	(3)	7

Net increase in cash and cash equivalents	14,875	17,063
Cash and cash equivalents at beginning of period	147,666	172,889

Cash and cash equivalents at end of period	$162,541	$189,952

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

Certain amounts for prior periods have been reclassified to conform to the current presentation. These reclassifications were not significant and had no effect on previously reported consolidated operating income, net income, net earnings or shareholder’s equity.

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

Note 2: Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week quarter in 53-week years. The first quarter of fiscal years 2010 and 2009 each consisted of 13 weeks. Fiscal year 2010 is a 53-week year. The fourth quarter of fiscal year 2010 will consist of 14-weeks.

Note 3: Recent Accounting Pronouncements

In the first quarter of fiscal year 2010, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. Except as discussed in Notes 12 and 18, the implementation of SFAS 141R did not have any material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction is Not Distressed” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for determining fair value in markets that are not active. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, FASB issued FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This standard is effective for periods ending after June 15, 2009. We do not anticipate that this guidance will have any significant impact on our consolidated financial position, results of operations or cash flows.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The implementation of this standard did not impact our consolidated financial position, results of operations or cash flows.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is scheduled to become effective on July 1, 2009. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 4: Stock Repurchase Program; Treasury Shares

In the first quarter of fiscal year 2009, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date. In the first quarter of fiscal year 2010, the Company repurchased 104,528 shares under this program for $1.4 million.

In addition to the above repurchase activity, 25,609 and 2,235 shares were withheld from vested restricted stock in the first quarter of fiscal years 2010 and 2009, respectively, for employee payroll and income tax withholding liabilities and are being held as treasury shares. The value of the withheld shares was $0.3 million and $30,000 in the first quarter of fiscal years 2010 and 2009, respectively.

The Company currently intends to hold the repurchased shares as treasury stock. The Company typically reissues treasury shares as a result of stock option exercises.

Note 5: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
(in thousands)	April 26, 2009	April 27, 2008
Net income	$4,943	$8,077
Change in net unrealized holding gain (loss) on available-for-sale investments	(98)	(110)
Gain (loss) for translation adjustment	10	7

Total comprehensive income	$4,855	$7,974

Note 6: Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. A provision for estimated sales returns is recorded in the same period as the related revenues are recorded. This estimate is based on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

The Company defers revenue recognition on shipment of products to certain customers, principally distributors, where return privileges exist, until these products are sold through to end-users or the rights lapse. Given the uncertainties associated with the levels of returns, the Company has concluded that sales to customers with return privileges are not fixed and determinable at the date of the sale.

Note 7: Earnings Per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended
(In thousands, except per share amounts)	April 26, 2009	April 27, 2008
Net income	$4,943	$8,077
Weighted average common shares outstanding—basic	60,321	61,352
Dilutive effect of employee equity incentive plans	272	752

Weighted average common shares outstanding—diluted	60,593	62,104

Basic earnings per common share	$0.08	$0.13
Diluted earnings per common share	$0.08	$0.13

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

Options to purchase approximately 9.5 million shares for the first quarter of fiscal years 2010 and 2009, respectively, were not included in the computation of diluted net income per share because the options were considered anti-dilutive.

Note 8: Stock Based Compensation

Share-based Payment Arrangements. The Company has various equity award plans (the “Plans”) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of April 26, 2009, the Company has granted stock option awards (“Options”), restricted stock awards (“RSAs”), and restricted stock unit awards (“RSUs”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.

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

Assumptions in Determining Fair Value of Options

	Three Months Ended
	April 26, 2009	April 27, 2008
Expected lives, in years	5.0	5.0
Estimated volatility	40%	40%
Dividend yield	—	—
Risk-free interest rate	1.9%	2.7%
Weighted-average fair value on grant date of options granted	$4.22	$5.09

The estimated fair value of restricted stock awards (RSAs and RSUs) was calculated based on the market price of the Company’s common stock on the date of grant. Some RSU awards made in fiscal year 2010 are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on April 26, 2009.

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the consolidated condensed statements of income for the first quarter of fiscal years 2010 and 2009, respectively.

Allocation of Stock-based Compensation

	Three Months Ended
	April 26,	April 27,
(in thousands)	2009	2008
Cost of sales	$314	$404
Selling, general and administrative	3,590	3,373
Product development and engineering	863	1,045

Stock-based compensation, pre-tax	$4,767	$4,822
Net change in stock-based compensation capitalized into inventory	(5)	(22)

Total stock-based compensation	$4,762	$4,800

Impact of Stock-based Compensation
	Three Months Ended
	April 26,	April 27,
(in thousands)	2009	2008
Stock-based compensation	$4,767	$4,822
Associated tax effect	(1,122)	(1,111)

Net effect on net income	$3,645	$3,711

Effect on earnings per share
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
Weighted average number of shares
Basic	60,321	61,352
Diluted	60,593	62,104

For the first quarter of fiscal years 2010 and 2009, the tax benefit realized from option exercises was $0.4 million and $1.4 million, respectively.

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

The following table summarizes the Company’s investments as of April 26, 2009 and January 25, 2009:

	April 26, 2009			January 25, 2009
			Unrealized			Unrealized
	Market Value	Cost Basis	Gain	Market Value	Cost Basis	Gain (Loss)
U.S. government issues	$85,069	$84,907	$162	$89,598	$89,222	$376
Corporate issues	11,967	11,927	40	16,485	16,501	(16)
Other	10,904	10,878	26	5,066	5,100	(34)

Investments	$107,940	$107,712	$228	$111,149	$110,823	$326

The following table summarizes the maturities of the Company’s investments at April 26, 2009 and January 25, 2009:

Investment maturities (in thousands)
	April 26, 2009		January 25, 2009
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$86,066	$85,947	$98,735	$98,424
After 1 year through 5 years	21,874	21,765	12,414	12,399

	$107,940	$107,712	$111,149	$110,823

The Company did not hold any auction rate securities or structured investment vehicles as of April 26, 2009.

In the first quarter of fiscal years 2010 and 2009, the Company incurred $98,000 and $110,000 of unrealized loss, respectively (net of tax), on investments. These unrealized losses are the result of fluctuations in the market value of our investments and are included in the accumulated other comprehensive income portion of the consolidated condensed balance sheets. The tax associated with these comprehensive income items for the first quarter of fiscal years 2010 and 2009 was a reduction to the deferred tax liability of $3,000 and $72,000, respectively.

Investments and cash and cash equivalents generated interest income of $0.7 million and $1.8 million in the first quarter of fiscal years 2010 and 2009, respectively.

Note 10: Fair Value

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

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

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated condensed financial statements were based on the use of Level 1 inputs and consisted of the following items as of April 26, 2009:

		Quoted Prices in Active Markets for Identical Instruments
(in thousands)	Total	(Level 1)
Assets
Temporary investments	$86,066	$86,066
Investments, maturities in excess of 1 year	21,874	21,874
Other investments-deferred compensation	4,460	4,460

	$112,400	$112,400

Liabilities
Deferred compensation	$(5,584)	$(5,584)

	$(5,584)	$(5,584)

Note 11: Inventories

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

Inventories (in thousands):
	April 26,	January 25,
	2009	2009
Raw materials	$2,015	$2,076
Work in process	16,851	17,670
Finished goods	7,283	8,240

	$26,149	$27,986

Note 12: Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but it is subject to an annual impairment test. Goodwill is tested for impairment at the reporting unit level. As of April 26, 2009, all of the reported goodwill is allocated to the Standard Semiconductor Products segment.

There were no changes to goodwill during the first quarter of fiscal year 2010.

(in thousands)	Balance as of January 25, 2009	Adjustments	Balance as of April 26, 2009
Goodwill	$25,540	$—	$25,540

Intangible assets consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Net
(in thousands)	April 26, 2009	January 25, 2009	April 26, 2009	January 25, 2009	April 26, 2009	January 25, 2009
Core technologies	$6,000	$6,000	$(4,182)	$(3,909)	$1,818	$2,091
In-process research and development	2,070	—			2,070	—
Other Intangibles	230	30	(30)	(30)	200	—

Other Intangibles	$8,300	$6,030	$(4,212)	$(3,939)	$4,088	$2,091

As discussed further in Note 18, the Company acquired a business line from Leadis Technology Inc. in the first quarter of fiscal year 2010. The purchase price has been allocated, based on fair value, to in-process research and development and other intangibles.

In general, intangibles are amortized on a straight-line basis over their estimated useful lives. In-process research and development acquired after the Company’s adoption of FAS 141R, which the Company adopted in the first quarter of fiscal year 2010, is accounted for as an indefinite-lived intangible asset until the completion or abandonment of the associated effort.

Amortization expense related to intangible assets was approximately $303,000 and $273,000, respectively, for the first quarter of fiscal years 2010 and 2009. No significant residual value is expected. There are no significant tax-related benefits from these acquisition related costs.

Note 13: Commitments and Contingencies

Retirement Plans

In the first quarter of fiscal year 2010, the Company suspended all matching contributions to the 401(k) retirement plan maintained for its employees. The Company contributed approximately $262,000 to this plan in the first quarter of fiscal year 2009. In addition, the Company contributed approximately $172,000 and $185,000, in the first quarter of fiscal years 2010 and 2009, respectively, to a defined contribution plan for Swiss employees.

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

Refer to the discussion in Note 10 to the financial statements in Item 8 of the Company’s Form 10-K for the year ended January 25, 2009. All proceedings discussed in the Form 10-K remain outstanding.

Note 14: Taxes

The effective tax rate differs from the 35 percent statutory corporate tax rate primarily due to the impact of lower foreign tax rates.

The gross unrecognized tax benefits (before federal impact of state items) at April 26, 2009 and January 25, 2009, are $12.6 million and $12.5 million, respectively. Included in the balance of unrecognized tax benefits at April 26, 2009 and January 25, 2009, are $11.1 million and $11.0 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions was $4.3 million as of April 26, 2009 and January 25, 2009. This liability is reflected on the consolidated condensed balance sheets as “Accrued taxes.” The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes. A net increase of $2,000 was recognized in the consolidated condensed statements of income in the first quarter of fiscal years 2010 and 2009. The Company had approximately $36,000 and $28,000 of net interest and penalties accrued at April 26, 2009 and January 25, 2009, respectively.

Tax years prior to 2006 (fiscal year 2007) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items with tax attributes that could impact open tax years. The IRS completed an examination of tax years 2004 (fiscal year 2005) through 2005 (fiscal year 2006) in fiscal year 2009.

For state returns, the Company is generally not subject to income tax examinations for years prior to 2004 (fiscal year 2005). Our significant foreign tax presence is in Switzerland. Our material Swiss tax filings have been examined through fiscal year 2008. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

As of April 26, 2009, the Company is not aware of any tax positions for which it was reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months, other than an uncertain tax position related to determination of available loss carryforwards in a foreign jurisdiction. This loss carryforward determination is expected to be reviewed by local tax authorities within the next year. The audit resolution of this issue or eventual closure of the statute of limitations will result in a decrease in the liability for uncertain tax positions and a $727,000 tax payment if the position is not sustained or a decrease in the liability for uncertain tax positions and a $727,000 reduction to the tax provision if the tax position is sustained.

Note 15: Restructuring Costs

During the first quarter of fiscal year 2009, the Company initiated a restructuring plan within the Standard Semiconductor Products segment to reorganize certain Company operations, consolidate research and development activities and reduce its workforce. The reorganization and consolidation were completed in the second quarter of fiscal year 2009. During the first quarter of fiscal year 2010, the Company recorded costs of $0.2 million for additional lease termination costs. Restructuring charges are presented separately in operating costs and expenses on the consolidated condensed statements of income.

The following table summarizes the restructuring charge and liability balance included in accrued liabilities and other long-term liabilities on the consolidated condensed balance sheet as of April 26, 2009.

(in thousands)	Restructuring at January 25, 2009	Additional Restructuring	Cash Payments	Restructuring at April 26, 2009
Lease termination costs	$435	$188	$(156)	$467

The outstanding liability for restructuring costs is classified on the Company’s consolidated condensed balance sheet as of April 26, 2009 as follows:

(in thousands)
Accrued liabilities	$213
Other long-term liabilities	254

$467

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

The accounting policies of the segments are the same as those described above and in the Company’s Form 10-K for the year ended January 25, 2009 in the summary of significant accounting policies. The Company evaluates segment performance based on the net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data below operating income.

The Company does not track or assign assets to individual reportable segments. Accordingly, depreciation expense and capital additions are not tracked by reportable segments.

Net Sales
	Three Months Ended
	April 26,	April 27,
(in thousands)	2009	2008
Standard Semiconductor Products	$52,141	$66,272
Rectifier, Assembly and Other Products	7,936	8,172

Net Sales	$60,077	$74,444

Operating Income
	Three Months Ended
	April 26,	April 27,
(in thousands)	2009	2008
Standard Semiconductor Products	$1,102	$4,702
Rectifier, Assembly and Other Products	3,787	3,953

Total Operating Income	$4,889	$8,655

Certain corporate level expenses not directly attributable to a reportable segment are allocated to the segments based on percentage of sales. These include expenses associated with matters related to the Company’s historical stock option practices, including the on-going government inquiries and class action litigation.

The Company does not track customer sales by region for each individual reporting segment. Sales are assigned to regions based on the “ship-to” address. A summary of sales by region follows.

Sales by Region
	Three Months Ended
	April 26,	April 27,
(percentage of net sales)	2009	2008
North America	27%	25%
Asia-Pacific	51%	60%
Europe	22%	15%

Total	100%	100%

Sales into the United States and South Korea each represented approximately 22% of sales. Sales into Hong Kong represented approximately 20% of sales. No other country represented more than 10% of sales.

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

Concentration of Net Sales - Key Customers
	Three Months Ended
	April 26,	April 27,
(percentage of net sales)	2009	2008
Samsung Electronics (and affiliates)	20%	13%
Frontek Technology Corp	10%	14%

Concentration of Accounts Receivable—Key Customers
	Three Months Ended
	April 26,	April 27,
(percentage of accounts receivable)	2009	2008
Samsung Electronics (and affiliates)	16%	11%
Frontek Technology Corp	7%	12%

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

Note 17: Matters Related to Historical Stock Option Practices

Since May 2006, the Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from its historical stock option practices. In the first quarter of fiscal years 2010 and 2009, respectively, approximately $409,000 and $55,000 of these expenses were charged to “Selling, general and administrative.” The Company expects to continue to incur significant expense in connection with these on-going matters. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board authorizing such advances.

Note 18: Acquisition from Leadis Technology Inc.

On February 6, 2009, the Company acquired a business line from Leadis Technology Inc. through an asset acquisition. The acquired business line is in the development stage.

The acquisition date fair value of the consideration transferred was $2.3 million which consisted of the following:

(in thousands)
Cash	$2,000
Contingent consideration	300

Total fair value consideration	$2,300

The contingent consideration requires the Company to pay $300,000, less any deduction under an indemnity clause, six months after the acquisition date. The Company does not expect any reduction under the terms of the indemnity clause. Therefore, the fair value of the contingent consideration is $300,000.

The following table summarizes the estimated fair values of the acquired assets at the acquisition date. No liabilities were assumed.

(in thousands)
In-process research and development	$2,070
Convenant not to compete	230

Total allocated fair value	$2,300

The Company recognized approximately $75,000 of acquisition related costs that were expensed in the current period. These costs are included in the consolidated condensed statements of income under “Selling, general and administrative.”

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the consolidated condensed financial statements and the notes to the consolidated condensed financial statements included elsewhere in this Form 10-Q.

Forward Looking Statements

This Form 10-Q contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,” “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of our annual report on Form 10-K for the year ended January 25, 2009. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during fiscal year 2010 were 54% of net sales. The remaining 46% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. For the first quarter of fiscal year 2010, approximately 47% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the first quarter of fiscal year 2010 constituted approximately 73% of our net sales. Approximately 51% of foreign sales during the first quarter of fiscal year 2010 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Sales into the Computing and Consumer markets have historically been seasonal and generally experience weaker demand in the first and second fiscal quarters of each year followed by stronger demand in the third and fourth fiscal quarters.

Critical Accounting Policies and Estimates

In addition to the discussion below, you should refer to the disclosures regarding critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2009.

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

We defer revenue recognition on shipment of products to certain customers, principally distributors, where return privileges exist, until these products are sold through to end-users or the rights lapse. Given the uncertainties associated with the levels of returns, we have concluded that sales to customers with return privileges are not fixed and determinable at the date of the sale.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended
	April 26,	April 27,
	2009	2008
Net Sales	100.0%	100.0%
Cost of Sales	45.5%	45.2%

Gross Profit	54.5%	54.8%
Operating costs and expenses:
Selling, general & administrative	28.7%	25.0%
Product development & engineering	16.8%	14.9%
Acquisition related items	0.5%	0.4%
Restructuring charges	0.3%	2.9%

Total operating costs and expenses	46.3%	43.2%

Operating income	8.1%	11.6%
Interest and other income, net	2.1%	2.3%

Income before taxes	10.3%	14.0%
Provision for taxes	2.1%	3.1%

Net income	8.2%	10.8%

Comparison of The Three Months Ended April 26, 2009 and April 27, 2008

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first quarter of fiscal years 2010 and 2009 were both 13 week periods.

Net Sales. Net sales for the first quarter of fiscal year 2010 were $60.1 million, a decrease of 19% compared to $74.4 million for the first quarter of fiscal year 2009. Continuing weak global economic conditions resulted in continued weakness in demand for our customer’s end products, which resulted in continued weakness in demand for our component products.

Our estimates of sales by major end-markets are detailed below:

End-Market
	Three Months Ended
	April 26,	April 27,
(% of net sales)	2009	2008
Computer	14%	18%
Communications	19%	19%
Consumer	36%	36%
Industrial	31%	27%

Total	100%	100%

Net sales summarized by reportable segment are detailed below:

Net Sales by Reportable Segment
	Three Months Ended		Three Months Ended
	April 26,		April 27,
(in thousands)	2009		2008		Change
Standard Semiconductor Products	$52,141	87%	$66,272	89%	-21%
Rectifier, Assembly and Other Products	7,936	13%	8,172	11%	-3%

Net sales	$60,077	100%	$74,444	100%	-19%

The 21% decrease in sales of Standard Semiconductor Products in the first quarter of fiscal year 2010 reflected lower sales across all product lines within this segment resulting from the continuing weak global economic conditions.

Sales of our Rectifier, Assembly and Other Products, which are primarily sold into military and industrial applications, decreased 3% in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 as we worked to resolve post-fire yield and ramp-up issues in the fabrication facility. This segment was not significantly impacted by the current global economic conditions. These products rely on older technology and historically have supported a very limited customer base.

Cost of Sales and Gross Profit. Cost of sales consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, a trend which is typical in the semiconductor industry, tends to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in our customer’s particular end-applications. During the first quarter of fiscal year 2010, gross profit decreased to $32.7 million from $40.8 million in the first quarter of fiscal year 2009. This 20% decrease in gross profit reflects the impact of lower sales. Gross profit margins were essentially unchanged at approximately 55%.

Operating Costs and Expenses. Operating costs and expenses were $27.8 million, or 46% of net sales in the first quarter of fiscal year 2010. Operating costs and expenses for the first quarter of fiscal year 2009 were $32.1 million, or 43% of net sales. Operating costs and expenses in the first quarters of fiscal year 2010 and fiscal year 2009 were impacted by $4.8 million of stock-based compensation and approximately $2.0 million of targeted cost reduction initiatives. These cost reduction initiatives will be continued in the second quarter of fiscal year 2010. Stock-based compensation is expected to be approximately $4.0 million in the second quarter of fiscal year 2010.

During the first quarter of fiscal year 2009, we initiated a restructuring plan to reorganize certain Company operations, consolidate research and development activities and reduce our workforce. During the first quarter of fiscal year 2009, the Company recorded costs of $2.2 million for employee severance and other facility consolidation costs.

Operating Costs and Expenses

	Three Months Ended
	April 26,		April 27,
(in thousands)	2009		2008		Change
Selling, general and administrative	$17,267	62%	$18,621	58%	-7%
Product development and engineering	10,085	36%	11,073	34%	-9%
Acquisition related items	303	1%	273	1%	11%
Restructuring charges	188	1%	2,169	7%	100%

Total operating costs and expenses	$27,843	100%	$32,136	100%	-13%

Operating Income. Operating income was $4.9 million in the first quarter of fiscal year 2010, down from $8.7 million in the first quarter of fiscal year 2009. Operating income was unfavorably impacted by a 19% decrease in net sales. The impact of lower sales was partially offset by approximately $2.0 million of targeted cost reduction initiatives.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

	Three Months Ended		Three Months Ended
	April 26,		April 27,
(in thousands)	2009		2008		Change
Standard Semiconductor Products	$1,102	23%	$4,702	54%	-77%
Rectifier, Assembly and Other Products	3,787	77%	3,953	46%	-4%

Total Operating Income	$4,889	100%	$8,655	100%	-44%

Operating income in the first quarter of fiscal year 2010 for the Standard Semiconductor Products segment decreased as a result of lower net sales. The impact of lower sales in the first quarter of fiscal year 2010 was partially offset by targeted cost reduction initiatives and lower restructuring costs.

Operating income in the first quarter of fiscal year 2010 for the Rectifier, Assembly and Other Products segment decreased as a result of lower production yields. Product demand for this segment was stable, with product supply constraining revenue opportunities.

Interest and Other Income, Net. Interest and other income includes interest income from investments and other items. Net interest and other income was $1.3 million in the first quarter of fiscal year 2010 compared to $1.7 million in the first quarter of fiscal year 2009. This decrease is attributable to declining interest rates when compared to the same period last year. Offsetting lower interest rates in the first quarter of fiscal year 2010 were approximately $600,000 of realized foreign currency gains associated with a stronger U.S. dollar.

Provision for Taxes. Provision for income taxes was $1.2 million for the first quarter of fiscal year 2010, compared to $2.3 million in the first quarter of fiscal year 2009. The effective tax rate for the first quarter of fiscal years 2010 and 2009 was 20% and 22%, respectively. The decrease in rate is primarily attributable to a greater percentage of income in lower tax jurisdictions.

Business Outlook

On May 20, 2009, we announced our outlook for the second quarter of fiscal year 2010. At that time, we expected sequential revenue growth of approximately 4% to 8% from the first quarter. We expect earnings per diluted share of approximately $0.09 to $0.11. Refer to Exhibit 99.1 of our Form 8-K filed on May 20, 2009 for the complete announcement.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements. As of April 26, 2009, our total shareholders’ equity was $386.3 million. At that date we also had approximately $248.6 million in cash and short-term investments, as well as $21.9 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative fiscal quarters are presented in below:

	Quarter Ended
(in millions)	April 26, 2009	April 27, 2008
Sources of Cash
Operating activities, including working capital changes	$15.8	$14.1
Proceeds from exercise of compensatory stock plans, including tax benefits	1.4	4.0

	$17.2	$18.1

Uses of Cash
Business improvement investments
Capital expenditures, net of sale proceeds (excluding land sale)	$(1.4)	$(2.1)
Purchased intangibles	(2.3)	—

	$(3.7)	$(2.1)

Returned to shareholders
Stock repurchases	$(1.7)	$—

	$(1.7)	$—

Cash/Investment Management Activities
Decrease in investments and foreign exchange effects	$3.1	$1.1

Net increase (decrease) in cash and cash equivalents	$14.9	$17.1

In the quarter ended April 26, 2009, our sources of cash as summarized above, increased cash $17.2 million compared to $18.1 million in the quarter ended April 27, 2008, a decrease of $0.9 million. This decrease is attributable to lower sales activity, offset partially by lower accounts receivable and inventory. For the quarter ended April 26, 2009, the Company made capital expenditures of approximately $1.4 million and spent $2.3 million to purchase a business line from Leadis Technology Inc. During the first quarter of fiscal year 2010, we repurchased $1.7 million of outstanding common stock. The Company has historically used significant levels of cash to repurchase its common stock. The netting of the purchases of available-for-sale investments and the proceeds from the sale and maturities of available-for-sale investments reflect net cash provided of $3.1 and $1.1 million for the first quarter of fiscal years 2010 and 2009, respectively.

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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of April 26, 2009, the amount held by our foreign subsidiaries was approximately $201.8 million of cash, cash equivalents, and short-term investments compared to $196.5 million as of January 25, 2009. If we needed these funds for investment in domestic operations, any repatriation could result in increased tax liabilities.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $3.1 million to $24.4 million at April 26, 2009 from $27.5 million at January 25, 2009. Inventories also decreased, by $1.8 million to $26.2 million at April 26, 2009 from $28.0 million at January 25, 2009. We believe non-cash working capital ratios relative to our revenue and cost of revenue, will remain at levels approximately the same as they currently are.

Capital Expenditures and Purchases of Intangibles

Capital expenditures were $1.4 million for the quarter ended April 26, 2009 compared to $2.1 million for the quarter ended April 27, 2008. In the first quarter of fiscal year 2010, we spent $2.3 million to acquire a business line from Leadis Technology Inc.

Proceeds from exercises of Stock Options

For the first quarter of fiscal year 2010, cash collected directly from grantee exercises of stock options was $1.4 million as compared with $2.8 million in the first quarter of 2009. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and, indirectly, by other considerations of those grantees. Such proceeds are difficult to forecast. While the level of such cash inflow to us is subject to these factors which we don’t control, we believe that such proceeds will remain an important secondary source of cash after cash flow from operations.

Stock Repurchases

We currently have in effect an active stock repurchase program. This program represents one of our major efforts to return value to our shareholders.

In the first quarter of fiscal year 2009, we announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. In the first quarter of fiscal year 2010, we repurchased approximately 105,000 shares under this program for $1.4 million. Additionally, we withheld 25,609 shares from vested restricted stock for employee payroll and income tax withholding liabilities. The value of the withheld shares was $0.3 million.

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

Certain contractual obligations, representing various commitments we have associated with our business, such as lease commitments and open purchase obligations, are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of April 26, 2009.

Contractual Obligations

There were no material changes in our contractual obligations during the first quarter of fiscal year 2010. Refer to the disclosures regarding other contractual obligations in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the our Annual Report on Form 10-K for the fiscal year ended January 25, 2009.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of market risks, including commodity risk as discussed below and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of the Company’s Form 10K for fiscal year 2009 that ended on January 25, 2009. Many of the factors that can have an impact on our market risk are external to the Company, and so we are unable to fully predict them.

Global Economic Conditions

Global economic conditions pose a risk to the overall economy as consumers and businesses may defer purchases in response to the uncertainty around tighter credit and negative financial news. These conditions could reduce demand for our products. Demand could be different from our expectations due to many factors including changes in business and economic conditions, conditions in the credit market that affect consumer confidence, customer acceptance of our products, changes in customer order patterns, including order cancellations, and changes in the level of inventory held by vendors.

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

ITEM 4. Controls and Procedures

Disclosure Controls

We carried out, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Information about legal proceedings is set forth in Note 13 to the Consolidated Financial Statements included in this quarterly report.

ITEM 1A. Risk Factors

You should carefully consider and evaluate all of the information in this Form 10-Q and the risk factors set forth in our Form 10-K for the fiscal year ended January 25, 2009. The risks in the Form 10-K are not the only ones facing our Company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

During the period covered by this quarterly report, the risk factors associated with our business have not significantly changed, other than as set forth below in this Item 1A, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2009. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for a discussion of certain factors that may affect our future performance.

Changes in tax laws may materially impact tax liabilities and the Company’s effective tax rate.

The Company does not provide U.S. federal or state taxes for unremitted income of wholly owned foreign subsidiaries that is permanently reinvested offshore and is not otherwise subject to current domestic taxation. The current U.S. Administration and Congress have proposed changes to current U.S. tax law, including international tax reform that, if enacted, could materially impact the Company’s effective tax rate and tax liabilities.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not make any sales of unregistered securities during the first quarter of fiscal year 2010.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by the Company of shares of common stock during the first quarter of fiscal year 2010.

Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2009 (01/26/08 - 02/22/09)	—	—	—	$16.4 million

March 2009 (02/23/09-03/22/09)	48,640	$13.11	48,640	$15.8 million

April 2009 (03/23/09-04/26/09)	55,888	$13.46	55,888	$15.0 million

Total first quarter	104,528		104,528

(1)	On March 4, 2008, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date.

(2)	The table does not include shares surrendered to the Company in connection with the cashless exercise of stock options by employees and directors or shares surrendered to the Company to cover tax liabilities upon vesting of restricted stock.

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

SEMTECH CORPORATION Registrant

Date: June 3, 2009	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran Chief Executive Officer

Date: June 3, 2009	/s/ Emeka N. Chukwu
Emeka N. Chukwu Vice President Finance, Chief Financial Officer