Form 10-Q
period 2009-07-26
SEMTECH CORP
filed 2009-09-03
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 26, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________

Commission file number 1-6395

SEMTECH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2119684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Flynn Road, Camarillo, California, 93012-8790

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (805) 498-2111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value per share, outstanding at August 28, 2009: 61,440,100

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JULY 26, 2009

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Net Sales	$66,317	$77,960	$126,394	$152,404
Cost of Sales	30,165	35,165	57,510	68,818

Gross Profit	36,152	42,795	68,884	83,586

Operating costs and expenses:
Selling, general and administrative	16,741	18,927	34,196	39,718
Product development and engineering	10,893	10,707	21,280	22,051

Total operating costs and expenses	27,634	29,634	55,476	61,769

Operating income	8,518	13,161	13,408	21,817

Interest and other income, net	282	1,241	1,572	2,980

Income before taxes	8,800	14,402	14,980	24,797
Provision for taxes	1,380	2,738	2,616	5,056

NET INCOME	$7,420	$11,664	$12,364	$19,741

Earnings per share:
Basic	$0.12	$0.19	$0.20	$0.32
Diluted	$0.12	$0.19	$0.20	$0.32

Weighted average number of shares used in computing earnings per share:
Basic	60,493	61,839	60,429	61,278
Diluted	61,044	62,584	60,885	62,135

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	July 26, 2009	January 25, 2009
Assets
Current assets:
Cash and cash equivalents	$115,910	$147,666
Temporary investments	151,628	98,735
Receivables, less allowances of $820 at July 26, 2009 and $843 at January 25, 2009	25,581	27,467
Inventories	26,644	27,986
Deferred income taxes	4,344	4,287
Other current assets	8,979	7,561

Total current assets	333,086	313,702
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $70,295 at July 26, 2009 and $68,387 at January 25, 2009	32,083	31,786
Investments, maturities in excess of 1 year	23,513	12,414
Deferred income taxes	25,701	25,544
Goodwill	25,540	25,540
Other intangibles, net	3,785	2,091
Other assets	9,507	9,718

Total non-current assets	120,129	107,093

TOTAL ASSETS	$453,215	$420,795

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,000	$10,653
Accrued liabilities	14,712	15,915
Income taxes payable	2,226	2,108
Deferred revenue	2,597	2,808
Accrued taxes	727	727
Deferred income taxes	1,537	1,604

Total current liabilities	40,799	33,815
Non-current liabilities:
Deferred income taxes	702	101
Accrued taxes	3,645	3,563
Other long-term liabilities	6,792	5,296
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 60,775,991 outstanding on July 26, 2009 and 78,136,144 issued and 60,287,427 outstanding on January 25, 2009	784	784
Treasury stock, at cost, 17,341,403 shares as of July 26, 2009 and 17,817,688 shares as of January 25, 2009	(287,965)	(295,844)
Additional paid-in capital	341,635	338,603
Retained earnings	346,109	333,747
Accumulated other comprehensive income	714	730

Total stockholders’ equity	401,277	378,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,215	$420,795

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	July 26, 2009	July 27, 2008
Cash flows from operating activities:
Net income	$12,364	$19,741
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,724	4,157
Deferred income taxes	(1,756)	(359)
Stock-based compensation	9,718	9,253
Tax benefit on stock based compensation	1,482	3,021
Excess tax benefits on stock based compensation	(226)	(1,467)
Loss on disposition of property, plant and equipment	29	1,175
Changes in assets and liabilities:
Receivables, net	1,886	(4,617)
Inventories	1,306	(6,378)
Prepaid expenses and other assets	(2,133)	5,718
Accounts payable	8,347	7,467
Accrued liabilities	(1,203)	(2,401)
Deferred revenue	(211)	547
Income taxes payable (prepaid)	1,031	(22)
Other liabilities	649	(508)

Net cash provided by operations	35,007	35,327
Cash flows from investing activities:
Purchase of available-for-sale investments	(158,821)	(25,958)
Proceeds from sales and maturities of available-for-sale investments	94,814	27,601
Proceeds from sale of property, plant and equipment	4	—
Purchases of property, plant and equipment	(3,449)	(5,016)
Purchases of intangibles	(2,300)	—

Net cash used in investing activities	(69,752)	(3,373)
Cash flows from financing activities:
Excess tax benefits on stock based compensation	226	1,467
Exercise of stock options	5,472	5,984
Repurchase of outstanding common stock	(2,705)	(11,161)

Net cash provided by (used in) financing activities	2,993	(3,710)
Effect of exchange rate changes on cash and cash equivalents	(4)	4

Net increase (decrease) in cash and cash equivalents	(31,756)	28,248
Cash and cash equivalents at beginning of period	147,666	172,889

Cash and cash equivalents at end of period	$115,910	$201,137

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying interim consolidated condensed financial statements of Semtech Corporation and its subsidiaries (the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech Corporation and its subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading.

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

Certain amounts for prior periods have been reclassified to conform to the current presentation. These reclassifications were not significant and had no effect on previously reported consolidated operating income, net income, net earnings or stockholder’s equity.

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

Note 2: Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week quarter in 53-week years. The second quarter of fiscal years 2010 and 2009 each consisted of 13 weeks. Fiscal year 2010 is a 53-week year. The fourth quarter of fiscal year 2010 will consist of 14-weeks.

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

In May 2009, FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered un-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 in the quarter ending October 25, 2009. The implementation of this standard is not expected to result in any changes to our Consolidated Financial Statements.

Note 4: Stock Repurchase Program; Treasury Shares

In the first quarter of fiscal year 2009, the Company announced that its Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date.

In addition to repurchase activity under the 2008 Program, the Company typically withholds shares from vested restricted stock to pay employee payroll and income tax withholding liabilities.

Summary of Repurchase and Withholding Activity

	Three Months Ended				Six Months Ended
	July 26, 2009		July 27, 2008		July 26, 2009		July 27, 2008
(in thousands, except share data)	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Repurchases under the 2008 Program	—	—	684,892	$9,939	104,528	$1,390	684,892	$9,939
Shares withheld from vested restricted shares	62,800	$1,011	65,556	$1,192	87,422	$1,316	67,791	$1,222

The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 5: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Net income	$7,420	$11,664	$12,364	$19,741
Change in net unrealized holding gain (loss) on available-for-sale investments	60	(47)	(28)	(157)
Gain (loss) for translation adjustment	4	(2)	12	5

Total comprehensive income	$7,484	$11,615	$12,348	$19,589

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

The Company defers revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, the Company has concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred.

Note 7: Earnings Per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Net income	$7,420	$11,664	$12,364	$19,741
Weighted average common shares outstanding—basic	60,493	61,839	60,429	61,278
Dilutive effect of employee equity incentive plans	551	745	456	857

Weighted average common shares outstanding—diluted	61,044	62,584	60,885	62,135

Basic earnings per common share	$0.12	$0.19	$0.20	$0.32
Diluted earnings per common share	$0.12	$0.19	$0.20	$0.32

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

For the second quarter of fiscal years 2010 and 2009, options to purchase approximately 6.6 million and 7.6 million shares, respectively, were not included in the computation of diluted net income per share because the options were considered anti-dilutive. For the first six months of fiscal years 2010 and 2009, options to purchase approximately 8.6 million shares were not included in the computation of diluted net income per share because the options were considered anti-dilutive.

Note 8: Stock Based Compensation

Share-based Payment Arrangements. The Company has various equity award plans (the “Plans”) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of July 26, 2009, the Company has granted stock options (“Options”) and restricted stock under the Plans and has also issued some stock-based compensation outside of the Plans, including Options and restricted stock issued as inducements to join the Company.

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

Assumptions in Determining Fair Value of Options

	Three Months Ended		Six Months Ended
(period average, except fair value on grant date)	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Expected lives, in years	5.0	5.0	5.0	5.0
Estimated volatility	40%	39%	40%	41%
Dividend yield	—	—	—	—
Risk-free interest rate	2.0%	3.1%	2.0%	3.0%
Weighted-average fair value on grant date	$5.82	$6.46	$4.55	$5.50

The estimated fair value of restricted stock was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock awarded in fiscal year 2010 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on July 26, 2009.

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the consolidated condensed statements of income for the second quarters and first six months of fiscal years 2010 and 2009, respectively.

Allocation of Stock-based Compensation

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Cost of sales	$344	$382	$658	$786
Selling, general and administrative	3,354	3,010	6,944	6,383
Product development and engineering	1,254	1,039	2,116	2,084

Stock-based compensation, pre-tax	$4,952	$4,431	$9,718	$9,253
Net change in stock-based compensation capitalized into inventory	41	—	36	(22)

Total stock-based compensation	$4,993	$4,431	$9,754	$9,231

Impact of Stock-based Compensation
	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Stock-based compensation	$4,952	$4,431	$9,718	$9,253
Associated tax effect	(1,364)	(1,350)	(2,486)	(2,461)

Net effect on net income	$3,588	$3,081	$7,232	$6,792

Effect on earnings per share
Basic	$0.06	$0.05	$0.12	$0.11
Diluted	$0.06	$0.05	$0.12	$0.11
Weighted average number of shares
Basic	60,493	61,839	60,429	61,278
Diluted	61,044	62,584	60,885	62,135

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Tax Benefit Realized from Stock Based Compensation	$1,097	$1,600	$1,482	$3,021

Note 9: Investments

Certain investments that mature within three months of the balance sheet date, including money market funds, time deposits and U.S. government obligations, are accounted for as cash equivalents. Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments mature in excess of one year from the balance sheet date. We determine the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Interest and other income, net” on the consolidated condensed statements of income.

The Company classifies its investments as “available for sale” because it may sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risks. The Company’s investments are managed by a limited number of outside professional managers that operate within investment guidelines set by the Company. These guidelines are intended to limit risks and provide liquidity by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.

The following table summarizes the Company’s investments as of July 26, 2009 and January 25, 2009:

	July 26, 2009			January 25, 2009
	Market Value	Cost Basis	Unrealized Gain	Market Value	Cost Basis	Unrealized Gain(Loss)
U.S. government issues	$150,367	$150,221	$146	$89,598	$89,222	$376
Corporate issues	22,752	22,603	149	16,485	16,501	(16)
Other	2,022	2,015	7	5,066	5,100	(34)

Investments	$175,141	$174,839	$302	$111,149	$110,823	$326

The following table summarizes the maturities of the Company’s investments at July 26, 2009 and January 25, 2009:

Investment maturities

	July 26, 2009		January 25, 2009
(in thousands)	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$151,628	$151,491	$98,735	$98,424
After 1 year through 5 years	23,513	23,348	12,414	12,399

	$175,141	$174,839	$111,149	$110,823

In the second quarter of fiscal years 2010 and 2009, the Company incurred $74,000 of unrealized gain and $48,000 of unrealized loss, respectively (net of tax), on investments. In the first six months of fiscal years 2010 and 2009, the Company incurred $24,000 and $157,000 of unrealized loss, respectively (net of tax), on investments. These unrealized gains and losses are the result of fluctuations in the market value of our investments and are included in “Accumulated other comprehensive income” on the consolidated condensed balance sheets. The tax associated with these comprehensive income items for the second quarter of fiscal years 2010 and 2009 was an increase to the deferred tax liability of $13,000 and a reduction to the deferred tax liability of $30,000, respectively. The tax associated with these comprehensive income items for the first six months of fiscal years 2010 and 2009 was an increase to the deferred tax liability of $10,000 and a reduction to the deferred tax liability of $102,000, respectively.

Investments and cash and cash equivalents generated interest income of $0.5 million and $1.4 million in the second quarter of fiscal years 2010 and 2009, respectively. For the first six months of fiscal years 2010 and 2009, investments and cash and cash equivalents generated interest income of $1.2 million and $3.2 million, respectively.

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

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated condensed financial statements were based on the use of Level 1 inputs and consisted of the following items as of July 26, 2009:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)
Assets
Temporary investments	$151,628	$151,628
Investments, maturities in excess of 1 year	23,513	23,513
Other investments-deferred compensation	4,865	4,865

	$180,006	$180,006

Liabilities
Deferred compensation	$(6,349)	$(6,349)

	$(6,349)	$(6,349)

Note 11: Inventories

Inventories, consisting of material, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

Inventories:

(in thousands)	July 26, 2009	January 25, 2009
Raw materials	$1,702	$2,076
Work in process	15,797	17,670
Finished goods	9,145	8,240

	$26,644	$27,986

Note 12: Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but it is subject to an annual impairment test. Goodwill is tested for impairment at the reporting unit level. As of July 26, 2009, all of the reported goodwill is allocated only to the Standard Semiconductor Products segment.

There were no changes to goodwill during the first six months of fiscal year 2010.

(in thousands)	Balance as of January 25, 2009	Adjustments	Balance as of July 26, 2009
Goodwill	$25,540	$—	$25,540

Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company concluded that there were no indicators of impairment as of July 26, 2009.

Intangible assets consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
(in thousands)	July 26, 2009	January 25, 2009	July 26, 2009	January 25, 2009	July 26, 2009	January 25, 2009
Core technologies	$6,000	$6,000	$(4,455)	$(3,909)	$1,545	$2,091
In-process research and development	2,070	—	—	—	2,070	—
Other Intangibles	230	30	(60)	(30)	170	—

Other Intangibles	$8,300	$6,030	$(4,515)	$(3,939)	$3,785	$2,091

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

Amortization expense related to intangible assets was approximately $302,000 and $273,000, respectively, for the second quarter of fiscal years 2010 and 2009. During the first six months of fiscal years 2010 and 2009, amortization expense related to intangible assets was approximately $605,000 and $545,000, respectively. No significant residual value is expected. There are no significant tax-related benefits from these acquisition related costs.

Note 13: Commitments and Contingencies

Retirement Plans

In the first quarter of fiscal year 2010, the Company suspended all matching contributions to the 401(k) retirement plan maintained for its employees. The Company contributed approximately $178,000 to this plan in the second quarter of fiscal year 2009 and $440,000 in the first six months of fiscal year 2009.

The Company contributed approximately $178,000 and $180,000 in the second quarter of fiscal years 2010 and 2009, respectively, to a defined contribution plan for Swiss employees. For the first six months of fiscal years 2010 and 2009, respectively, the Company contributed approximately $349,000 and $365,000 to this plan.

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

Refer to the discussion in Note 10 to the financial statements in Item 8 of the Company’s Form 10-K for the year ended January 25, 2009. With the exception of the matter noted as the “Shareholder Derivative Lawsuit”, which is now fully resolved and closed, all proceedings discussed in the Form 10-K remain outstanding.

Note 14: Taxes

The effective tax rate differs from the 35 percent statutory corporate tax rate primarily due to the impact of lower foreign tax rates.

The gross unrecognized tax benefits (before federal impact of state items) at July 26, 2009 and January 25, 2009, are $12.8 million and $12.5 million, respectively. Included in the balance of unrecognized tax benefits at July 26, 2009 and January 25, 2009, are $11.3 million and $11.0 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions was $4.4 million and $4.3 million, respectively, as of July 26, 2009 and January 25, 2009. This liability is reflected on the consolidated condensed balance sheets as “Accrued taxes.” The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes. A net increase of $3,000 and $4,000, respectively, was recognized in the consolidated condensed statements of income in the first six months of fiscal years 2010 and 2009. The Company had approximately $37,000 and $34,000 of net interest and penalties accrued at July 26, 2009 and January 25, 2009, respectively.

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

As of July 26, 2009, the Company is not aware of any tax positions for which it was reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months, other than an uncertain tax position related to determination of available loss carryforwards in a foreign jurisdiction. This loss carryforward determination is expected to be reviewed by local tax authorities within the next year. The audit resolution of this issue or eventual closure of the statute of limitations will result in a decrease in the liability for uncertain tax positions and a $727,000 tax payment if the position is not sustained or a decrease in the liability for uncertain tax positions and a $727,000 reduction to the tax provision if the tax position is sustained.

Note 15: Restructuring Costs

During the first quarter of fiscal year 2009, the Company initiated a restructuring plan within the Standard Semiconductor Products segment to reorganize certain Company operations, consolidate research and development activities and reduce its workforce. The reorganization and consolidation were completed in the second quarter of fiscal year 2009. During the second quarter of fiscal year 2010, the Company recorded costs of approximately $160,000 for additional lease termination costs. Restructuring charges are included in “Selling, general and administrative” costs on the consolidated condensed statements of income.

The following table summarizes the restructuring charge and liability balance included in “Accrued liabilities” and “Other long-term liabilities” on the consolidated condensed balance sheet as of July 26, 2009.

(in thousands)	Restructuring at January 25, 2009	Additional Restructuring	Cash Payments/ Other	Restructuring at July 26, 2009
Lease termination costs	$435	$348	$(160)	$623

The outstanding liability for restructuring costs is classified on the Company’s consolidated condensed balance sheet as of July 26, 2009 as follows:

(in thousands)
Accrued liabilities	$397
Other long-term liabilities	226

$623

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

Net Sales

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Standard Semiconductor Products	$59,007	$69,731	$111,148	$136,003
Rectifier, Assembly and Other Products	7,310	8,229	15,246	16,401

Net Sales	$66,317	$77,960	$126,394	$152,404

Operating Income
	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Standard Semiconductor Products	$5,144	$9,500	$6,245	$14,203
Rectifier, Assembly and Other Products	3,374	3,661	7,163	7,614

Total Operating Income	$8,518	$13,161	$13,408	$21,817

Certain corporate level expenses not directly attributable to a reportable segment are allocated to the segments based on percentage of sales. These include expenses associated with matters related to the Company’s historical stock option practices, including the on-going government inquiries and class action litigation.

The Company does not track customer sales by region for each individual reporting segment. Sales are generally assigned to regions based on the “ship-to” address. A summary of sales by region follows.

Sales by Region

	Three Months Ended		Six Months Ended
(percentage of net sales)	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
North America	25%	27%	26%	26%
Asia-Pacific	60%	59%	56%	60%
Europe	15%	14%	18%	14%

Total	100%	100%	100%	100%

Sales into the United States, Hong Kong and South Korea represented approximately 20%, 22%, and 23% of sales, respectively, for the first six months of fiscal year 2010. No other country represented more than 10% of sales.

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

Concentration of Net Sales - Key Customers

	Three Months Ended		Six Months Ended
(percentage of net sales)	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Samsung Electronics (and affiliates)	18%	15%	18%	13%
Frontek Technology Corp	15%	14%	12%	14%
Arrow Electronics (and affiliates)	10%		10%

Concentration of Accounts Receivable - Key Customers

	Balance as of
(percentage of accounts receivable)	July 26, 2009	July 27, 2008
Samsung Electronics (and affiliates)	14%	11%
Frontek Technology Corp	13%	12%
Arrow Electronics (and affiliates)	7%

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

Note 17: Matters Related to Historical Stock Option Practices

Since May 2006, the Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from its historical stock option practices. In the second quarter of fiscal years 2010 and 2009, the Company incurred expenses of $960,000 and $435,000, respectively, in support of these matters. Expenses for the second quarter of fiscal year 2010 were offset by an insurance recovery of $1.3 million resulting in a net benefit of $340,000. For the first six months of fiscal years 2010 and 2009, respectively, the Company incurred approximately

$69,000, net of insurance recovery, and $490,000 of expense. All activity related to these matters is charged to “Selling, general and administrative.”

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

The Company recognized approximately $75,000 of acquisition related costs that were expensed in the first quarter of fiscal year 2010. These costs are included in the consolidated condensed statements of income for the six month period ended July 26, 2009 under “Selling, general and administrative.”

Note 19: Subsequent Events

The Company has completed an evaluation of all subsequent events through September 3, 2009, which is the issuance date of these consolidated financial statements, and concluded that no subsequent events occurred that required recognition or disclosure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the consolidated condensed financial statements and the notes to the consolidated condensed financial statements included elsewhere in this Form 10-Q.

Forward Looking Statements

This Form 10-Q contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,” “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of our annual report on Form 10-K for the year ended January 25, 2009. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

We design, produce and market a broad range of products that are sold principally to customers in the high-end consumer, industrial, computing and communications end-markets. Products for the high-end consumer market include handheld products, set-top boxes, digital televisions, digital video recorders, Bluetooth headsets and other consumer equipment. Products for the industrial customer base include automated meter reading, military and aerospace, medical, automated test equipment, security, automotive, home automation, and other industrial equipment. Computing market products include desktops, servers, notebooks, graphics, printers, and other computer peripherals. Communications market products include base stations, optical networks, switches and routers, wireless LAN, and other communication infrastructure equipment. Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel, Apple, Cisco, Compal Electronics, Dell, Hewlett Packard, Intel, LG Electronics, Motorola, Nokia Siemens Networks, Phonak, Quanta Computer, Research In Motion, Samsung, Sanyo, Siemens, and Sony.

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Product design and engineering revenue is recognized during the period in which services are performed. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead. We determine the cost of inventory by the first-in, first-out method. Our operating costs and expenses generally consist of selling, general and administrative, product development and engineering costs, costs associated with acquisitions, and other operating related charges.

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during the second quarter of fiscal year 2010 were 49% of net sales. The remaining 51% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. For the second quarter of fiscal year 2010, approximately 54% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the first six months of fiscal year 2010 constituted approximately 80% of our net sales. Approximately 60% of sales during the first six months of fiscal year 2010 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred.

Deferred net revenue

(in thousands)	July 26, 2009	January 25, 2009
Deferred revenues	$4,845	$5,198
Deferred cost of revenues	2,248	2,390

Deferred revenues, net	$2,597	$2,808

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	45.5%	45.1%	45.5%	45.2%

Gross Profit	54.5%	54.9%	54.5%	54.8%
Operating costs and expenses:
Selling, general & administrative	25.0%	24.1%	26.8%	24.5%
Product development & engineering	16.0%	13.4%	16.4%	14.1%
Acquisition related items	0.5%	0.4%	0.5%	0.4%
Restructuring charges	0.2%	0.2%	0.3%	1.5%

Total operating costs and expenses	41.7%	38.0%	43.9%	40.5%

Operating income	12.8%	16.9%	10.6%	14.3%
Interest and other income, net	0.4%	1.6%	1.2%	2.0%

Income before taxes	13.3%	18.5%	11.9%	16.3%
Provision for taxes	2.1%	3.5%	2.1%	3.3%

Net income	11.2%	15.0%	9.8%	13.0%

Percentages may not add precisely due to rounding.

Comparison of The Three Months Ended July 26, 2009 and July 27, 2008

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The second quarter of fiscal years 2010 and 2009 were both 13 week periods.

Net Sales. Net sales for the second quarter of fiscal year 2010 were $66.3 million, a decrease of 15% compared to $78.0 million for the second quarter of fiscal year 2009. Continuing weak global economic conditions resulted in continued weakness in demand for our customer’s end products, which resulted in continued weakness in demand for our component products.

Our estimates of sales by major end-markets are detailed below:

End-Market

	Three Months Ended
(% of net sales)	July 26, 2009	July 27, 2008
Computer	15%	17%
Communications	20%	18%
Consumer	40%	39%
Industrial	25%	26%

Total	100%	100%

Net sales summarized by reportable segment are detailed below:

Net Sales by Reportable Segment

	Three Months Ended		Three Months Ended
(in thousands)	July 26, 2009		July 27, 2008		Change
Standard Semiconductor Products	$59,007	89%	$69,731	89%	-15%
Rectifier, Assembly and Other Products	7,310	11%	8,229	11%	-11%

Net sales	$66,317	100%	$77,960	100%	-15%

The 15% decrease in sales of Standard Semiconductor Products in the second quarter of fiscal year 2010 reflected lower sales across all product lines within this segment resulting from the continuing weak global economic conditions.

Sales of our Rectifier, Assembly and Other Products, which are primarily sold into military and industrial applications, decreased 11% in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009 as a result of softening demand for our rectifier products from military and industrial customers. These products rely on older technology and historically have supported a very limited customer base.

Cost of Sales and Gross Profit. Cost of sales consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, a trend which is typical in the semiconductor industry, tends to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in our customer’s particular end-applications. During the second quarter of fiscal year 2010, gross profit decreased to $36.2 million from $42.8 million in the second quarter of fiscal year 2009. This 16% decrease in gross profit reflects the impact of lower sales. Gross profit margins were essentially unchanged at approximately 55%.

Operating Costs and Expenses. Operating costs and expenses were $27.6 million, or 42% of net sales in the second quarter of fiscal year 2010. Operating costs and expenses for the second quarter of fiscal year 2009 were $29.6 million, or 38% of net sales. Operating costs and expenses in the second quarter of fiscal years 2010 and 2009 were impacted by $5.0 million and $4.4 million of stock-based compensation, respectively. In the second quarter of fiscal year 2010, operating costs benefited from approximately $1.5 million of targeted, temporary, cost reduction initiatives and a $1.3 million insurance recovery of previously incurred legal expenses related to historical stock option practices. The benefit from the cost reduction initiatives, which included a mandatory time-off provision, will be lower in the third quarter of fiscal year 2010 as we are not expecting to continue the mandatory time-off program. Stock-based compensation is expected to be approximately $4.6 million in the third quarter of fiscal year 2010.

Operating Costs and Expenses

	Three Months Ended
(in thousands)	July 26, 2009		July 27, 2008		Change
Selling, general and administrative	$16,581	60%	$18,787	63%	-12%
Product development and engineering	10,591	38%	10,434	35%	2%
Acquisition related items	302	1%	273	1%	11%
Restructuring charges	160	1%	140	0%	14%

Total operating costs and expenses	$27,634	100%	$29,634	100%	-7%

Operating Income. Operating income was $8.5 million in the second quarter of fiscal year 2010, down from $13.2 million in the second quarter of fiscal year 2009. Operating income was unfavorably impacted by a 15% decrease in net sales. The impact of lower sales was partially offset by approximately $1.5 million of targeted cost reduction initiatives and a $1.3 million insurance recovery of previously incurred legal expenses related to historical stock option practices.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

	Three Months Ended		Three Months Ended
(in thousands)	July 26, 2009		July 27, 2008
Standard Semiconductor Products	$5,144	60%	$9,500	72%
Rectifier, Assembly and Other Products	3,374	40%	3,661	28%

Total Operating Income	$8,518	100%	$13,161	100%

Operating income in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009 for the Standard Semiconductor Products segment decreased as a result of lower net sales. The impact of lower sales in the second quarter of fiscal year 2010 was partially offset by targeted cost reduction initiatives.

Operating income in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009 for the Rectifier, Assembly and Other Products segment decreased as a result of lower production yields and softer demand.

Interest and Other Income, Net. Interest and other income includes interest income from investments and other items. Net interest and other income was $0.3 million in the second quarter of fiscal year 2010 compared to $1.2 million in the second quarter of fiscal year 2009. This decrease is attributable to declining interest rates when compared to the same period last year.

Provision for Taxes. Provision for income taxes was $1.4 million for the second quarter of fiscal year 2010, compared to $2.7 million in the second quarter of fiscal year 2009. The effective tax rate for the second quarter of fiscal years 2010 and 2009 was 16% and 19%, respectively. The decrease in rate is primarily attributable to changes in regional revenue and higher benefits from research and development tax credits.

Comparison of The Six Months Ended July 26, 2009 and July 27, 2008

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first six months of fiscal years 2010 and 2009 were both 26 week periods.

Net Sales. Net sales for the first six months of fiscal years 2010 and 2009 were $126.4 million and $152.4 million, respectively. Continuing weak global economic conditions resulted in continued weakness in demand for our customer’s end products, which resulted in continued weakness in demand for our component products.

Our estimates of sales by major end-markets are detailed below:

End-Market

	Six Months Ended
	July 26,	July 27,
(% of net sales)	2009	2008
Computer	15%	18%
Communications	19%	18%
Consumer	38%	38%
Industrial	28%	26%

Total	100%	100%

Net sales summarized by reportable segment are detailed below:

Net Sales by Reportable Segment

	Six Months Ended
(in thousands)	July 26, 2009		July 27, 2008
Standard Semiconductor Products	$111,148	88%	$136,003	89%
Rectifier, Assembly and Other Products	15,246	12%	16,401	11%

Net Sales	$126,394	100%	$152,404	100%

The 18% decrease in sales of Standard Semiconductor Products in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009 reflected lower sales across all product lines within this segment resulting from the continuing weak global economic conditions.

Sales of our Rectifier, Assembly and Other Products, which are primarily sold into military and industrial applications, decreased 9% in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009 as we worked to resolve post-fire yield and ramp-up issues in the fabrication facility and as a result of softening demand for our rectifier products from military and industrial customers. These products rely on older technology and historically have supported a very limited customer base.

Cost of Sales and Gross Profit. Cost of sales consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, a trend which is typical in the semiconductor industry, tends to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in our customer’s particular end-applications. During the first six months of fiscal year 2010, gross profit decreased to $68.9 million from $83.6 million in the first six months of fiscal year 2009. This 18% decrease in gross profit reflects the impact of lower sales. Gross profit margins were essentially unchanged at approximately 55%.

Operating Costs and Expenses. Operating costs and expenses were $55.5 million, or 44% of net sales in the first six months of fiscal year 2010. Operating costs and expenses for the first six months of fiscal year 2009 were $61.8 million, or 41% of net sales. Operating costs and expenses in the first six months of fiscal years 2010 and 2009 were impacted by $9.7 million and $9.3 million, respectively, of stock-based compensation. The first six months of fiscal year 2010 benefited from approximately $3.3 million of targeted cost reduction initiatives.

During the first quarter of fiscal year 2009, we initiated a restructuring plan to reorganize certain operations, consolidate research and development activities and reduce our workforce. During the first quarter of fiscal year 2009, we recorded costs of $2.2 million for employee severance and other facility consolidation costs.

Operating Costs and Expenses

	Six Months Ended
(in thousands)	July 26, 2009		July 27, 2008		Change
Selling, general and administrative	$33,848	61%	$37,408	61%	-10%
Product development and engineering	20,675	37%	21,506	35%	-4%
Acquisition related items	605	1%	545	1%	11%
Restructuring charges	348	1%	2,310	4%	-85%

Total operating costs and expenses	$55,476	100%	$61,769	100%	-10%

Operating Income. Operating income was $13.4 million for the first six months of fiscal year 2010, down from $21.8 million for the first six months of fiscal year 2009. Operating income was unfavorably impacted by a 17% decrease in net sales. The impact of lower sales was partially offset by approximately $3.3 million of targeted cost reduction initiatives and a $1.3 million insurance recovery of previously incurred legal expenses related to historical stock option practices.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

	Six Months Ended		Six Months Ended
(in thousands)	July 26, 2009		July 27, 2008		Change
Standard Semiconductor Products	$6,245	47%	$14,203	65%	-56%
Rectifier, Assembly and Other Products	7,163	53%	7,614	35%	-6%

Total Operating Income	$13,408	100%	$21,817	100%	-39%

Operating income for the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009 for the Standard Semiconductor Products segment decreased as a result of lower net sales. The impact of lower sales was partially offset by targeted cost reduction initiatives and lower restructuring costs.

Operating income for the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009 for the Rectifier, Assembly and Other Products segment decreased as a result of softer demand and lower production yields.

Interest and Other Income, Net. Interest and other income includes interest income from investments and other items. Net interest and other income was $1.6 million in the first six months of fiscal year 2010 compared to $3.0 million in the first six months of fiscal year 2009. This decrease is attributable to declining interest rates when compared to the same period last year. Lower interest rates were offset by approximately $600,000 of realized foreign currency gains associated with a stronger U.S. dollar in the first quarter of fiscal year 2010.

Provision for Taxes. Provision for income taxes was $2.6 million for the first six months of fiscal year 2010, compared to $5.1 million in the first six months of fiscal year 2009. The effective tax rate for the first six months of fiscal years 2010 and 2009 was 17% and 20%, respectively. The decrease in rate is primarily attributable to changes in regional revenue and higher benefits from research and development tax credits.

Business Outlook

On August 19, 2009, we announced our outlook for the third quarter of fiscal year 2010. At that time, we expected sequential revenue growth of approximately 6% to 10% from the second quarter. We expect earnings per diluted share of approximately $0.12 to $0.14. Refer to Exhibit 99.1 of our Form 8-K filed on August 19, 2009 for the complete announcement.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements. As of July 26, 2009, our total stockholders’ equity was $401.3 million. At that date we also had approximately $267.5 million in cash and short-term investments, as well as $23.5 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative fiscal periods are presented below:

	Three Months Ended		Six Months Ended
(in millions)	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Sources of Cash
Operating activities, including working capital changes	$19.2	$21.2	$35.0	$35.3
Proceeds from exercise of compensatory stock plans, including tax benefits	4.3	3.5	5.7	7.5

	$23.5	$24.7	$40.7	$42.8

Uses of Cash
Business improvement investments
Capital expenditures, net of sale proceeds (excluding land sale)	$(2.0)	$(2.9)	$(3.4)	$(5.0)
Purchased intangibles	—	—	(2.3)	—

	$(2.0)	$(2.9)	$(5.7)	$(5.0)

Returned to shareholders
Stock repurchases	$(1.0)	$(11.1)	$(2.7)	$(11.2)

	$(1.0)	$(11.1)	$(2.7)	$(11.2)

Cash/Investment Management Activities
(Increase) decrease in investments and foreign exchange effects	$(67.2)	$0.5	$(64.1)	$1.6

Net increase (decrease) in cash and cash equivalents	$(46.7)	$11.2	$(31.8)	$28.2

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of July 26, 2009, the amount held by our foreign subsidiaries was approximately $212.7 million of cash, cash equivalents, and short-term investments compared to $196.5 million as of January 25, 2009. If we needed these funds for domestic operations, any repatriation could result in increased tax liabilities.

One of our primary goals is to constantly improve the cash flows from our existing business activities. We have historically used, and intend to continue to use, cash flow to fund the repurchase of our common stock. Additionally, we will continue to seek to maintain and improve our existing business performance with necessary capital expenditures and, potentially, acquisitions that may further improve our base business with prospects of a proper return. Acquisitions, should we undertake them to improve our business, might be made for either cash or stock consideration, or a combination of both.

In order to develop, design and manufacture new products, we have historically incurred significant expenditures. We intend to continue to focus on those areas that have shown potential for viable and profitable market opportunities, which may require additional investment in equipment and will require continued, and perhaps additional, investment in design and application engineers aimed at developing new products. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by our operations and our existing cash balances.

Our cash, cash equivalents and investments, when combined with the lack of any outstanding debt obligations, give us the flexibility to continue to leverage our free cash flow to return value to stockholders (in the form of stock repurchases) while also pursuing business improvement opportunities.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $1.9 million to $25.6 million at July 26, 2009 from $27.5 million at January 25, 2009. This decrease primarily reflects improved collection efforts. Inventories, net of reserves, decreased by $1.3 million to $26.6 million at July 26, 2009 from $28.0 million at January 25, 2009. We believe that our inventory levels are generally aligned with forecasted demand.

Capital Expenditures and Purchases of Intangibles

Capital expenditures were $3.4 million and $5.0 million for the first six months of fiscal years 2010 and 2009, respectively. In the first quarter of fiscal year 2010, we spent $2.3 million to acquire a business line from Leadis Technology Inc.

Proceeds from Exercises of Stock Options

Cash collected directly from grantee exercises of stock options was $5.5 million and $6.0 million in the first six months of fiscal years 2010 and 2009, respectively. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and, indirectly, by other considerations of those grantees. Such proceeds are difficult to forecast. While the level of such cash inflow to us is subject to these factors which we don’t control, we believe that such proceeds will remain an important secondary source of cash after cash flow from operations.

Stock Repurchases

We currently have in effect an active stock repurchase program. This program represents one of our major efforts to return value to our stockholders.

In the first quarter of fiscal year 2009, we announced that the Board of Directors authorized the repurchase of up to $50 million of our common stock. In the first quarter of fiscal year 2010, we repurchased approximately 105,000 shares under this program for $1.4 million. No shares were repurchased under this plan in the second quarter of fiscal year 2010.

In addition to the activity under the above repurchase program, we withheld 87,422 shares from vested restricted stock for employee payroll and income tax withholding liabilities during the first six months of fiscal year 2010. The value of the withheld shares was $1.3 million.

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

Certain contractual obligations, representing various commitments we have associated with our business, such as lease commitments and open purchase obligations, are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of July 26, 2009.

Contractual Obligations

There were no material changes in our contractual obligations during the second quarter of fiscal year 2010. Refer to the disclosures regarding other contractual obligations in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2009.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Available Information

General information about us can be found on our website at www.semtech.com. The information on our website is for informational purposes only and should not be relied on for investment purposes. The information on our website is not incorporated by reference into this Form 10-Q and should not be considered part of this or any other report filed with the Securities and Exchange Commission or SEC.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of market risks, including commodity risk as discussed below and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Form 10-K for fiscal year 2009 that ended on January 25, 2009. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.

Global Economic Conditions

Current global economic conditions pose a risk to the overall economy as consumers and businesses may continue to defer purchases in response to the uncertainty around tighter credit and negative financial news. These conditions have reduced and could continue to reduce demand for our products. Such demand could be different from our expectations due to many factors including changes in business and economic conditions, conditions in the credit market that affect consumer confidence, customer acceptance of our products, changes in customer order patterns, including order cancellations, and changes in the level of inventory held by vendors.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Information about legal proceedings is set forth in Note 13 to the Consolidated Financial Statements included in this quarterly report.

ITEM 1A. Risk Factors

You should carefully consider and evaluate all of the information in this Form 10-Q and the risk factors set forth in our Form 10-K for the fiscal year ended January 25, 2009. The risks in the Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

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

Changes in tax laws may materially impact tax liabilities and our effective tax rate.

We do not provide U.S. federal or state taxes for unremitted income of wholly owned foreign subsidiaries that is permanently reinvested offshore and is not otherwise subject to current domestic taxation. The current U.S. Administration and Congress have proposed changes to current U.S. tax law, including international tax reform that, if enacted, could materially impact our tax liabilities and effective tax rate.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the second quarter of fiscal year 2010.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by us of shares of our common stock during the second quarter of fiscal year 2010.

Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2009 (04/27/09 - 05/24/09)	—	$—	—	$15.0 million

June 2009 (05/25/09-06/21/09)	—	$—	—	$15.0 million

July 2009 (07/22/09-07/26/09)	—	$—	—	$15.0 million

Total second quarter	—		—

(1)	On March 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time through negotiated or open market transactions. This stock repurchase program does not have an expiration date.

(2)	The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

As contemplated by the Company’s Definitive Proxy Statement, or the Proxy Statement, filed with the Securities and Exchange Commission on May 21, 2009, an Annual Meeting of Stockholders, or the Annual Meeting, was held on June 25, 2009.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act of 1934, as amended; there was no solicitation in opposition to the management’s nominees as listed in the Proxy Statement; and all such nominees were elected.

At the Annual Meeting, the stockholders of the Company (i) voted on the election of the certain individuals, as listed below, to the Board of Directors to serve until the next annual meeting of stockholders or until their successors are elected and duly qualified, and (ii) approved the appointment of Ernst & Young LLP as the Company’s independent registered public accountant for fiscal year 2010. There were no other proposals voted upon by the stockholders at the Annual Meeting. The stockholders voted at the Annual Meeting as follows:

	For	Against	Withhold Authority	Abstain
Election of Mr. Glen M. Antle	56,599,185	—	1,662,586	—
Election of Mr. W. Dean Baker	54,153,682	—	4,108,089	—
Election of Mr. James P. Burra	51,903,789	—	6,357,982	—
Election of Mr. Bruce C. Edwards	54,268,313	—	3,993,458	—
Election of Mr. Rockell N. Hankin	55,170,389	—	3,091,382	—
Election of Mr. James T. Lindstrom	53,317,866	—	4,943,905	—
Election of Mr. Mohan R. Maheswaran	56,451,117	—	1,810,654	—
Election of General John L. Piotrowski USAF (Ret.)	56,408,826	—	1,852,945	—
Election of Mr. James T. Smith	55,432,139	—	2,829,632	—
Ratification of appointment of Ernst & Young LLP as the Company’s independent registered public accountant for fiscal year 2010	53,831,390	4,413,817	—	16,564

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: September 3, 2009	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: September 3, 2009	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief
Financial Officer