Form 10-Q
period 2009-10-25
SEMTECH CORP
filed 2009-12-04
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 25, 2009

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No   ☒

Number of shares of Common Stock, $0.01 par value per share, outstanding at December 1, 2009: 61,659,883

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 25, 2009

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Net Sales	$75,147	$79,721	$201,541	$232,125
Cost of Sales	33,776	37,070	91,286	105,888

Gross Profit	41,371	42,651	110,255	126,237

Operating costs and expenses:
Selling, general and administrative	18,824	19,631	53,625	59,894
Product development and engineering	10,467	10,127	31,142	31,634

Total operating costs and expenses	29,291	29,758	84,767	91,528

Operating income	12,080	12,893	25,488	34,709

Interest and other income, net	1,136	904	2,708	3,884

Income before taxes	13,216	13,797	28,196	38,593
Provision for taxes	34,103	2,287	36,719	7,343

NET (LOSS) INCOME	$(20,887)	$11,510	$(8,523)	$31,250

(Loss) Earnings per share:
Basic	$(0.34)	$0.19	$(0.14)	$0.51
Diluted	$(0.34)	$0.19	$(0.14)	$0.50

Weighted average number of shares used in computing (loss) earnings per share:
Basic	61,030	61,233	60,622	61,432
Diluted	61,030	61,727	60,622	62,253

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	October 25, 2009	January 25, 2009
Assets
Current assets:
Cash and cash equivalents	$103,053	$147,666
Temporary investments	167,540	98,735
Receivables, less allowances of $827 at October 25, 2009 and $843 at January 25, 2009	25,501	27,467
Inventories	25,428	27,986
Deferred income taxes	—	4,287
Other current assets	8,101	7,561

Total current assets	329,623	313,702
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $70,468 at October 25, 2009 and $68,387 at January 25, 2009	34,472	31,786
Investments, maturities in excess of 1 year	45,727	12,414
Deferred income taxes	9,894	25,544
Goodwill	25,540	25,540
Other intangibles, net	3,483	2,091
Other assets	9,771	9,718

Total non-current assets	128,887	107,093

TOTAL ASSETS	$458,510	$420,795

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,390	$10,653
Accrued liabilities	16,971	15,915
Income taxes payable	2,595	2,108
Deferred revenue	2,368	2,808
Accrued taxes	3,247	727
Deferred income taxes	15,778	1,604

Total current liabilities	60,349	33,815
Non-current liabilities:
Deferred income taxes	101	101
Accrued taxes	1,329	3,563
Other long-term liabilities	7,428	5,296
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 61,207,130 outstanding on October 25, 2009 and 78,136,144 issued and 60,287,427 outstanding on January 25, 2009	784	784
Treasury stock, at cost, 16,916,514 shares as of October 25, 2009 and 17,817,688 shares as of January 25, 2009	(280,202)	(295,844)
Additional paid-in capital	342,682	338,603
Retained earnings	325,223	333,747
Accumulated other comprehensive income	816	730

Total stockholders’ equity	389,303	378,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458,510	$420,795

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	October 25, 2009	October 26, 2008
Cash flows from operating activities:
Net (loss) income	$(8,523)	$31,250
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	5,447	6,279
Deferred income taxes	30,900	(2,287)
Stock-based compensation	13,820	13,089
Tax benefit on stock based compensation	2,141	4,581
Excess tax benefits on stock based compensation	(470)	(2,371)
Loss on disposition of property, plant and equipment	53	1,391
Changes in assets and liabilities:
Receivables, net	1,965	(2,892)
Inventories	2,471	(3,551)
Prepaid expenses and other assets	(1,301)	11,518
Accounts payable	8,738	4,289
Accrued liabilities	1,056	(632)
Deferred revenue	(440)	904
Income taxes payable	1,207	2,121
Other liabilities	1,235	(2,258)

Net cash provided by operations	58,299	61,431
Cash flows from investing activities:
Purchase of available-for-sale investments	(244,450)	(122,583)
Proceeds from sales and maturities of available-for-sale investments	142,485	64,490
Proceeds from sale of property, plant and equipment	15	—
Purchases of property, plant and equipment	(7,293)	(7,175)
Purchases of intangibles	(2,300)	—

Net cash used in investing activities	(111,543)	(65,268)
Cash flows from financing activities:
Excess tax benefits on stock based compensation	470	2,371
Exercise of stock options	11,313	7,323
Repurchase of outstanding common stock	(3,110)	(31,538)

Net cash provided by (used in) financing activities	8,673	(21,844)
Effect of exchange rate changes on cash and cash equivalents	(42)	46

Net decrease in cash and cash equivalents	(44,613)	(25,635)
Cash and cash equivalents at beginning of period	147,666	172,889

Cash and cash equivalents at end of period	$103,053	$147,254

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

Note 2: Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week quarter in 53-week years. The third quarter of fiscal years 2010 and 2009 each consisted of 13 weeks. Fiscal year 2010 is a 53-week year. The fourth quarter of fiscal year 2010 will consist of 14-weeks.

Note 3: Recent Accounting Pronouncements

Business Combinations—In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance that provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This guidance also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which required us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. We applied these new standards in recording the acquisition from Leadis Technology Inc. during the quarter ended April 26, 2009. See Note 18.

Determination of the Useful Life of Intangible Assets—In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This statement is currently effective and did not impact the consolidated financial results.

Subsequent Events—In May 2009, the FASB issued guidance which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is currently effective.

The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles—In June 2009, the FASB issued the Codification, which was launched on July 1, 2009. The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy previously provided and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is currently effective. Our disclosures have been updated to be consistent with the Codification.

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

Summary of Repurchase and Withholding Activity

	Three Months Ended				Nine Months Ended
	October 25, 2009		October 26, 2008		October 25, 2009		October 26, 2008
(in thousands, except share data)	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Repurchases under the 2008 Program	—	—	1,520,209	$20,285	104,528	$1,390	2,205,101	$30,224
Shares withheld from vested restricted shares	23,172	$405	5,962	$92	110,594	$1,720	73,753	$1,314

Total activity	23,172	$405	1,526,171	$20,377	215,122	$3,110	2,278,854	$31,538

The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 5: Comprehensive Income

The components of comprehensive (loss) income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Net (loss) income	$(20,887)	$11,510	$(8,523)	$31,250
Change in net unrealized holding gain (loss) on available-for-sale investments	108	(279)	79	(436)
Gain on translation adjustment	(6)	42	6	46

Total comprehensive (loss) income	$(20,785)	$11,273	$(8,438)	$30,860

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

Note 7: (Loss) Earnings Per Share

The computation of basic and diluted (loss) earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Net (loss) income	$(20,887)	$11,510	$(8,523)	$31,250
Weighted average common shares outstanding—basic	61,030	61,233	60,622	61,432
Dilutive effect of employee equity incentive plans	—	494	—	821

Weighted average common shares outstanding—diluted	61,030	61,727	60,622	62,253

Basic (loss) earnings per common share	$(0.34)	$0.19	$(0.14)	$0.51
Diluted (loss) earnings per common share	$(0.34)	$0.19	$(0.14)	$0.50

Basic (loss) earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

For the third quarter of fiscal years 2010 and 2009, options to purchase approximately 3.8 million and 9.5 million shares, respectively, were not included in the computation of diluted net (loss) income per share because the options were considered anti-dilutive. For the third quarter of fiscal year 2010, an additional 1.1 million shares were excluded from the computation because of the net operating loss.

For the first nine months of fiscal years 2010 and 2009, options to purchase approximately 8.6 million and 9.5 million shares, respectively, were not included in the computation of diluted net (loss) income per share because the options were considered anti-dilutive. For the first nine months of fiscal year 2010, an additional 414,000 shares were excluded from the computation because of the net operating loss.

Note 8: Stock Based Compensation

Share-based Payment Arrangements. The Company has various equity award plans (the “Plans”) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of October 25, 2009, the Company has granted stock options (“Options”) and restricted stock under the Plans and has also issued some stock-based compensation outside of the Plans, including Options and restricted stock issued as inducements to join the Company.

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

Assumptions in Determining Fair Value of Options

	Three Months Ended		Nine Months Ended
(period average, except fair value on grant date)	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Expected lives, in years	5.0	5.0	5.0	5.0
Estimated volatility	40%	38%	40%	39%
Dividend yield	—	—	—	—
Risk-free interest rate	2.7%	3.2%	2.2%	3.1%
Weighted-average fair value on grant date	$6.85	$6.13	$5.28	$5.86

The estimated fair value of restricted stock was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock awarded in fiscal year 2010 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on October 25, 2009.

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the consolidated condensed statements of income for the third quarters and first nine months of fiscal years 2010 and 2009, respectively.

Allocation of Stock-based Compensation

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Cost of sales	$284	$382	$942	$1,168
Selling, general and administrative	2,658	2,475	9,602	8,859
Product development and engineering	1,160	979	3,276	3,062

Stock-based compensation, pre-tax	$4,102	$3,836	$13,820	$13,089
Net change in stock-based compensation capitalized into inventory	52	(30)	88	(52)

Total stock-based compensation	$4,154	$3,806	$13,908	$13,037

Impact of Stock-based Compensation

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Stock-based compensation	$4,102	$3,836	$13,820	$13,089
Associated tax effect	(1,000)	(634)	(3,486)	(3,095)

Net effect on net (loss) income	$3,102	$3,202	$10,334	$9,994

Effect on earnings per share
Basic	$0.05	$0.05	$0.17	$0.16
Diluted	$0.05	$0.05	$0.17	$0.16
Weighted average number of shares
Basic	61,030	61,233	60,622	61,432
Diluted	61,030	61,727	60,622	62,253

Tax Benefit Realized from Stock Based Compensation

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Total tax benefit realized	$659	$1,581	$2,141	$4,581

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

The following table summarizes the Company’s investments as of October 25, 2009 and January 25, 2009:

Investments

	October 25, 2009			January 25, 2009
	Market Value	Cost Basis	Unrealized Gain	Market Value	Cost Basis	Unrealized Gain(Loss)
U.S. government issues	$186,972	$186,776	$196	$89,598	$89,222	$376
Corporate issues	24,294	24,050	244	16,485	16,501	(16)
Other	2,001	2,001	—	5,066	5,100	(34)

Total investments	$213,267	$212,827	$440	$111,149	$110,823	$326

The following table summarizes the maturities of the Company’s investments at October 25, 2009 and January 25, 2009:

Investment maturities

	October 25, 2009		January 25, 2009
(in thousands)	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$167,540	$167,403	$98,735	$98,424
After 1 year through 5 years	45,727	45,425	12,414	12,399

Total investments	$213,267	$212,828	$111,149	$110,823

In the third quarter of fiscal years 2010 and 2009, the Company incurred $137,000 of unrealized gain and $279,000 of unrealized loss, respectively (net of tax), on investments. In the first nine months of fiscal years 2010 and 2009, the Company incurred $113,000 of unrealized gain and $436,000 of unrealized loss, respectively (net of tax), on investments. These unrealized gains and losses are the result of fluctuations in the market value of our investments and are included in “Accumulated other comprehensive income” on the consolidated condensed balance sheets. The tax associated with these comprehensive income items for the third quarter of fiscal years 2010 and 2009 was an increase to the deferred tax liability of $30,000 and a reduction to the deferred tax liability of $105,000, respectively. The tax associated with these comprehensive income items for the first nine months of fiscal years 2010 and 2009 was an increase to the deferred tax liability of $40,000 and a reduction to the deferred tax liability of $206,000, respectively.

Investments and cash and cash equivalents generated interest income of $0.5 million and $1.7 million in the third quarter of fiscal years 2010 and 2009, respectively. For the first nine months of fiscal years 2010 and 2009, investments and cash and cash equivalents generated interest income of $1.7 million and $4.9 million, respectively.

Note 10: Fair Value

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The Company uses a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Three levels of inputs are used to measure fair value:

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

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated condensed financial statements were based on the use of Level 1 inputs and consisted of the following items as of October 25, 2009:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)
Assets
Temporary investments	$167,540	$167,540
Investments, maturities in excess of 1 year	45,727	45,727
Other investments-deferred compensation	5,371	5,371

	$218,638	$218,638

Liabilities
Deferred compensation	$(7,067)	$(7,067)

Note 11: Inventories

Inventories, consisting of material, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

Inventories:

(in thousands)	October 25, 2009	January 25, 2009
Raw materials	$1,239	$2,076
Work in process	13,981	17,670
Finished goods	10,208	8,240

	$25,428	$27,986

Note 12: Intangible Assets

Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company concluded that there were no indicators of impairment as of October 25, 2009. As of October 25, 2009, all of the reported goodwill is allocated only to the Standard Semiconductor Products segment.

There were no changes to goodwill during the first nine months of fiscal year 2010.

Goodwill

(in thousands)	Balance as of January 25, 2009	Adjustments	Balance as of October 25, 2009
Total goodwill	$25,540	$—	$25,540

Intangible assets consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
(in thousands)	October 25, 2009	January 25, 2009	October 25, 2009	January 25, 2009	October 25, 2009	January 25, 2009
Core technologies	$6,000	$6,000	$(4,727)	$(3,909)	$1,273	$2,091
In-process research and development	2,070	—	—	—	2,070	—
Other Intangibles	230	30	(90)	(30)	140	—

Total other intangibles	$8,300	$6,030	$(4,817)	$(3,939)	$3,483	$2,091

As discussed further in Note 18, the Company acquired a business line from Leadis Technology Inc. in the first quarter of fiscal year 2010. The purchase price has been allocated, based on fair value, to in-process research and development and other intangibles.

In general, intangibles are amortized on a straight-line basis over their estimated useful lives. In-process research and development is accounted for as an indefinite-lived intangible asset until the completion or abandonment of the associated effort.

Amortization expense related to intangible assets was approximately $303,000 and $273,000, respectively, for the third quarter of fiscal years 2010 and 2009. During the first nine months of fiscal years 2010 and 2009, amortization expense related to intangible assets was approximately $908,000 and $818,000, respectively. No significant residual value is expected. There are no significant tax-related benefits from these acquisition related costs.

Note 13: Commitments and Contingencies

Retirement Plans

In the first quarter of fiscal year 2010, the Company suspended all matching contributions to the 401(k) retirement plan maintained for its employees. The Company contributed approximately $148,000 to this plan in the third quarter of fiscal year 2009 and $588,000 in the first nine months of fiscal year 2009.

The Company contributed approximately $184,000 and $162,000 in the third quarter of fiscal years 2010 and 2009, respectively, to a defined contribution plan for Swiss employees. For the first nine months of fiscal years 2010 and 2009, respectively, the Company contributed approximately $534,000 and $527,000 to this plan.

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

Refer to the discussion in Note 10 to the financial statements in Item 8 of the Company’s Form 10-K for the year ended January 25, 2009. Except as noted in the following paragraph, all proceedings discussed in the Form 10-K remain outstanding.

The matter noted as the “Shareholder Derivative Lawsuit” is now fully resolved and closed. In relation to the matter under “Environmental Proceedings” regarding our former Newbury Park, California facility, in September 2009 the applicable regulatory agency having authority over the site issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. The costs to perform all site work directed by the regulatory authority are not anticipated to be material. The Company and the site owner have agreed on an equitable cost sharing arrangement for current site work. It is not currently possible to determine the ultimate amount, if any, of future site clean-up costs that may be directed by the regulatory agency following the current site assessments and surveys. Accordingly, no reserve for site clean-up costs has been provided at this time.

Note 14: Taxes

The effective tax rate differs from the 35 percent statutory corporate tax rate in part due to the impact of lower foreign tax rates. Additionally, in connection with the pending acquisition of Sierra Monolithics Inc. (Sierra Monolithics), the Company has reviewed its prior assertions regarding the amount of foreign subsidiary earnings that are considered to be permanently reinvested offshore and concluded that $120 million of foreign earnings may no longer be permanently reinvested offshore, as it intends to repatriate foreign earnings to partially fund the acquisition. This change in assertion resulted in a $39.2 million increase in the tax provision for the period ended October 25, 2009. The impact of this change in assertion was partially offset by the release of $6.4 million of valuation allowances. The released valuation allowances were related to research and development credits that the Company did not expect to be able to utilize as a result of expectations of insufficient generation of domestic income. With the anticipated repatriation of foreign subsidiary earnings, these utilization concerns are no longer applicable.

The gross unrecognized tax benefits (before federal impact of state items) at October 25, 2009 and January 25, 2009, are $13.0 million and $12.5 million, respectively. Included in the balance of unrecognized tax benefits at October 25, 2009 and January 25, 2009, are $11.5 million and $11.0 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions was $4.6 million and $4.3 million, respectively, as of October 25, 2009 and January 25, 2009. This liability is reflected on the consolidated condensed balance sheets as “Accrued taxes.” The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes. A net increase of $114,000 and $6,000, respectively, was recognized in the consolidated condensed statements of income in the first nine months of fiscal years 2010 and 2009. The Company had approximately $148,000 and $34,000 of net interest and penalties accrued at October 25, 2009 and January 25, 2009, respectively.

Tax years prior to 2006 (fiscal year 2007) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items with tax attributes that could impact open tax years. The IRS completed an examination of tax years 2004 (fiscal year 2005) through 2005 (fiscal year 2006) in fiscal year 2009.

For state returns, the Company is generally not subject to income tax examinations for years prior to 2004 (fiscal year 2005). Our significant foreign tax presence is in Switzerland. Our material Swiss tax filings have been examined through fiscal year 2009. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

As of October 25, 2009, it was reasonably possible that the total amounts of unrecognized tax benefits will decrease by up to $3.2 million within twelve months due to audit resolutions or closure of the statute of limitations. These uncertain tax positions relate to the determination of available loss carryforwards. The audit resolution of these issues or eventual closure of the statute of limitations will result in tax payments if the positions are not sustained or decreases in the liability for uncertain tax positions and a reduction to the tax provision if the tax positions are sustained.

Note 15: Restructuring Costs

During the first quarter of fiscal year 2009, the Company initiated a restructuring plan within the Standard Semiconductor Products segment to reorganize certain Company operations, consolidate research and development activities and reduce its workforce. The reorganization and consolidation were completed in the third quarter of fiscal year 2009. Restructuring charges are included in “Selling, general and administrative” costs on the consolidated condensed statements of operations.

The following table summarizes the restructuring charge and liability balance included in “Accrued liabilities” and “Other long-term liabilities” on the consolidated condensed balance sheet as of October 25, 2009.

(in thousands)	Restructuring at January 25, 2009	Additional Restructuring	Cash Payments/ Other	Restructuring at October 25, 2009
Lease termination costs	$435	$348	$(246)	$537

The outstanding liability for restructuring costs is classified on the Company’s consolidated condensed balance sheet as of October 25, 2009 as follows:

(in thousands)
Accrued liabilities	$202
Other long-term liabilities	335

$537

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

Net Sales

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Standard Semiconductor Products	$70,027	$72,026	$181,175	$208,029
Rectifier, Assembly and Other Products	5,120	7,695	20,366	24,096

Net sales	$75,147	$79,721	$201,541	$232,125

Operating Income

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Standard Semiconductor Products	$10,774	$10,148	$17,019	$24,350
Rectifier, Assembly and Other Products	1,306	2,745	8,469	10,359

Total operating income	$12,080	$12,893	$25,488	$34,709

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

Sales by Region

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
North America	23%	26%	25%	26%
Asia-Pacific	61%	60%	58%	60%
Europe	16%	14%	17%	14%

	100%	100%	100%	100%

Sales into the United States, Hong Kong and South Korea represented approximately 19%, 23%, and 21% of sales, respectively, for the first nine months of fiscal year 2010. No other country represented more than 10% of sales.

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

Concentration of Net Sales - Key Customers

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Samsung Electronics (and affiliates)	19%	16%	18%	16%
Frontek Technology Corp	15%	13%	13%	14%

Concentration of Accounts Receivable - Key Customers

	Balance as of
(percentage of accounts receivable)	October 25, 2009	October 26, 2008
Samsung Electronics (and affiliates)	14%	13%
Frontek Technology Corp	14%	10%

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

Note 17: Matters Related to Historical Stock Option Practices

Since May 2006, the Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from its historical stock option practices. In the third quarter of fiscal years 2010 and 2009, the Company incurred expenses of $1.1 million and $611,000, respectively, in support of these matters. The Company incurred approximately $1.1 million of expense, net of insurance recoveries, for the first nine months of fiscal years 2010 and 2009. All activity related to these matters is charged to “Selling, general and administrative.”

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

The acquisition date fair value of the consideration transferred was $2.3 million.

(in thousands)
Cash paid at acquisition date	$2,000
Contingent consideration paid	300

Total fair value consideration	$2,300

The contingent consideration was paid in the third quarter of fiscal year 2010.

The following table summarizes the estimated fair values of the acquired assets at the acquisition date. No liabilities were assumed.

(in thousands)
In-process research and development	$2,070
Convenant not to compete	230

Total allocated fair value	$2,300

The Company recognized approximately $75,000 of acquisition related costs that were expensed in the first quarter of fiscal year 2010. These costs are included in the consolidated condensed statements of operations for the nine month period ended October 25, 2009 under “Selling, general and administrative.”

Note 19: Subsequent Events

The Company has completed an evaluation of all subsequent events through December 4, 2009, which is the issuance date of these consolidated financial statements. Except as noted below, the Company has concluded that no subsequent events occurred that required recognition or disclosure.

On November 18, 2009, the Company entered into a definitive merger agreement pursuant to which the company will acquire Sierra Monolithics, Inc. Under the terms of the definitive agreement, at the closing the Company will pay $180 million in cash, a portion of which is to be placed in escrow. In addition, at the closing the Company will assume the existing unvested options of Sierra Monolithics’ employees valued at approximately $8.0 million and establish a pool for additional equity incentives valued at approximately $12.0 million for employees of Sierra Monolithics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Definitive Merger Agreement to Acquire Sierra Monolithics” for further details on the terms of this agreement. In connection with this transaction, the Company has changed its prior assertions regarding the amount of foreign subsidiary earnings that are considered to be permanently reinvested offshore. This change resulted in a $39.2 million increase in the provision which has been reflected in the tax provision for the period ended October 25, 2009. Refer to Note 14 for further discussion regarding the tax implications.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the consolidated condensed financial statements and the notes to the consolidated condensed financial statements included elsewhere in this Form 10-Q.

Forward Looking Statements

This Form 10-Q contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,” “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of our annual report on Form 10-K for the year ended January 25, 2009. Additional risks and uncertainties related to our proposed merger transaction pursuant to the merger agreement with Sierra Monolithics Inc. (“Sierra Monolithics”) may cause actual results and events to differ materially from those projected in forward-looking statements. Important factors related to the proposed merger that could cause actual results to differ materially include, but are not limited to, the actual closing of the proposed merger; the satisfaction or non-satisfaction as applicable of one or more conditions to the closing of the proposed merger; delay of, or inability to receive regulatory approval of the proposed merger, including delays in obtaining the expiration or termination of the waiting period under the Hart-Scott-Rodino Act; and the success of near and longer term integration efforts between the combined companies; competitive changes in the market place applicable to the products of Sierra Monolithics, including, but not limited to the pace of growth or adoption rates of applicable products or technologies, shifts in focus among target customers, and other comparable changes in projected or anticipated markets. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

We design, produce and market a broad range of products that are sold principally to customers in the high-end consumer, industrial, computing and communications end-markets. Products for the high-end consumer market include handheld products, set-top boxes, digital televisions, digital video recorders, Bluetooth headsets and other consumer equipment. Products for the industrial customer base include automated meter reading, military and aerospace, medical, automated test equipment, security, automotive, home automation, and other industrial equipment. Computing market products include desktops, servers, notebooks, graphics, printers, and other computer peripherals. Communications market products include base stations, optical networks, switches and routers, wireless LAN, and other communication infrastructure equipment. Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel, Apple, Cisco, Compal Electronics, Huawei, Hewlett Packard, Intel, LG Electronics, Motorola, Nokia Siemens Networks, Phonak, Quanta Computer, Research In Motion, Samsung, Sanyo, Siemens, and Sony.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during the third quarter of fiscal year 2010 were 51% of net sales. The remaining 49% of net sales were made through independent distributors.

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

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. For the third quarter of fiscal year 2010, approximately 50% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the first nine months of fiscal year 2010 constituted approximately 75% of our net sales. Approximately 58% of sales during the first nine months of fiscal year 2010 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Sales into the computing and consumer markets have historically been seasonal and generally experience weaker demand in the first and second fiscal quarters of each year followed by stronger demand in the third and fourth fiscal quarters.

Definitive Merger Agreement to Acquire Sierra Monolithics

On November 18, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sierra Monolithics. Under the terms of the Merger Agreement, at the closing we will pay $180 million in cash, a portion of which is to be placed in escrow. In addition, at the closing we will assume the existing unvested options of Sierra Monolithics’ employees valued at approximately $8.0 million and establish a pool for additional equity incentives valued at up to approximately $12.0 million for employees of Sierra Monolithics.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the closing our newly formed wholly-owned subsidiary will merge with and into Sierra Monolithics, with Sierra Monolithics surviving the merger and becoming our wholly-owned subsidiary.

In the Merger Agreement, Sierra Monolithics has made customary representations and warranties and the parties agreed to customary covenants. Among the covenants set forth in the Merger Agreement, neither Sierra Monolithics nor any of its representatives may furnish any information regarding Sierra Monolithics to any person which may be expected to lead to a potential acquisition transaction of Sierra Monolithics nor may they solicit any other acquisition transaction for Sierra Monolithics. Furthermore, neither Sierra Monolithics nor any of its representatives may participate in any discussions or negotiations with respect to any potential acquisition transaction or enter into any letter or document which would affect such a transaction. Simultaneously with the execution of the Merger Agreement, the majority of the holders of the outstanding shares of Sierra Monolithics approved the principal terms of the Merger Agreement and certain other matters contemplated thereby.

Under the Merger Agreement, the securityholders of Sierra Monolithics have agreed to indemnify us for damages which we may incur as a result of, among other things, inaccuracies in or breaches of representations, warranties and covenants. In order to satisfy any indemnifiable claims that arise pursuant to the terms of the Merger Agreement, $18 million of the cash merger consideration is to be placed into an escrow for twelve months. In limited circumstances, individual securityholders of Sierra Monolithics may also have liability for certain indemnifiable claims.

Consummation of the proposed merger is subject to various closing conditions, including the parties obtaining necessary consents and the expiration or termination of the waiting period applicable to the consummation of the proposed merger under the Hart-Scott-Rodino Act. The proposed merger is currently anticipated to be completed in the fourth quarter of our current fiscal year.

The Merger Agreement contains customary provisions which permit the parties to terminate the agreement upon the occurrence of certain events, including material inaccuracies in representations and warranties and the failure of the parties to comply with or perform their respective covenants and agreements. The Merger Agreement may also be terminated by the mutual consent of the parties and may be terminated by either party if the closing does not occur by a specified date (other than as a result of a failure on the part of the terminating party to comply with or perform any of its covenants or obligations set forth in the agreement).

We will fund the merger consideration using our existing cash reserves. In connection with the anticipated repatriation of cash domiciled overseas to fund a portion of the transaction, we incurred a one-time tax liability of approximately $39.2 million in the third quarter of fiscal year 2010.

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

Deferred net revenue

(in thousands)	October 25, 2009	January 25, 2009
Deferred revenues	$4,355	$5,198
Deferred cost of revenues	1,987	2,390

Deferred revenues, net	$2,368	$2,808

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	44.9%	46.5%	45.3%	45.6%

Gross Profit	55.1%	53.5%	54.7%	54.4%
Operating costs and expenses:
Selling, general & administrative	25.0%	24.6%	26.6%	25.8%
Product development & engineering	13.9%	12.7%	15.5%	13.6%

Total operating costs and expenses	38.9%	37.3%	42.0%	39.4%

Operating income	16.1%	16.2%	12.6%	15.0%
Interest and other income, net	1.5%	1.1%	1.3%	1.7%

Income before taxes	17.6%	17.3%	14.0%	16.6%
Provision for taxes	45.4%	2.9%	18.2%	3.2%

Net (loss) income	(27.8)%	14.4%	(4.2)%	13.5%

Percentages may not add precisely due to rounding.

Comparison of The Three Months Ended October 25, 2009 and October 26, 2008

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The third quarter of fiscal years 2010 and 2009 were both 13 week periods.

Net Sales. Net sales for the third quarter of fiscal year 2010 were $75.1 million, a decrease of 6% compared to $79.7 million for the third quarter of fiscal year 2009. The lower revenue in the current quarter primarily resulted from softer demand for products within our Computer and Industrial end-markets, offset by strength in the Communications and Consumer end-markets.

Our estimates of sales by major end-markets are detailed below:

End-Market

	Three Months Ended
(% of net sales)	October 25, 2009	October 26, 2008
Computer	16%	19%
Communications	21%	17%
Consumer	43%	40%
Industrial	20%	24%

Total	100%	100%

Net sales summarized by reportable segment are detailed below:

Net Sales by Reportable Segment

	Three Months Ended		Three Months Ended		Change
(in thousands)	October 25, 2009		October 26, 2008
Standard Semiconductor Products	$70,027	93%	$72,026	90%	-3%
Rectifier, Assembly and Other Products	5,120	7%	7,695	10%	-33%

Net sales	$75,147	100%	$79,721	100%	-6%

The 3% decrease in sales of Standard Semiconductor Products in the third quarter of fiscal year 2010 resulted from lower sales into the Computing end-market.

Sales of our Rectifier, Assembly and Other Products, which are primarily sold into industrial, military and aerospace applications, decreased 33% in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 as a result of weaker demand for our rectifier products from military and aerospace customers. These products rely on older technology and historically have supported a very limited customer base.

Cost of Sales and Gross Profit. Cost of sales consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, a trend which is typical in the semiconductor industry, tends to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in our customer’s particular end-applications. During the third quarter of fiscal year 2010, gross profit decreased to $41.4 million from $42.7 million in the third quarter of fiscal year 2009. This 3% decrease in gross profit reflects the impact of lower sales. Gross profit margins increased to 55.1% in the third quarter of fiscal year 2010 from 53.5% in the third quarter of fiscal year 2009 as a result of increased sales of higher margin products within the Standard Semiconductor segment.

Operating Costs and Expenses. Operating costs and expenses were $29.3 million, or 39% of net sales in the third quarter of fiscal year 2010. Operating costs and expenses for the third quarter of fiscal year 2009 were $29.8 million, or 37% of net sales. Operating costs and expenses in the third quarter of fiscal years 2010 and 2009 were impacted by $4.1 million and $3.8 million of stock-based compensation, respectively, offset by approximately $433,000 of targeted, temporary, cost reduction initiatives. The benefit from the cost reduction initiatives, which included mandatory time-off provisions, will be lower in the fourth quarter of fiscal year 210 as we are not expecting to continue the mandatory time-off program. In the third quarter of fiscal years 2010 and 2009, litigation costs of $1.1 million and $510,000, respectively, were incurred related to our historical stock option practices. Operating income in the third quarter of fiscal year 2009 was unfavorably impacted by $510,000 of expense related to the fire at our Reynosa, Mexico manufacturing facility compared to an insurance recovery of $77,000 in the third quarter of fiscal year 2010.

Operating Costs and Expenses

	Three Months Ended				Change
(in thousands)	October 25, 2009		October 26, 2008
Selling, general and administrative	$18,824	64%	$19,631	66%	-4%
Product development and engineering	10,467	36%	10,127	34%	3%

Total operating costs and expenses	$29,291	100%	$29,758	100%	-2%

Operating Income. Operating income was $12.1 million in the third quarter of fiscal year 2010, down from $12.9 million in the third quarter of fiscal year 2009.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

	Three Months Ended		Three Months Ended
(in thousands)	October 25, 2009		October 26, 2008
Standard Semiconductor Products	$10,774	89%	$10,148	79%
Rectifier, Assembly and Other Products	1,306	11%	2,745	21%

Total Operating Income	$12,080	100%	$12,893	100%

Operating income in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 for the Standard Semiconductor Products segment increased as compensation expense declined as a result of the continued suspension of our corporate matching programs, including those related to our 401K plan and our executive deferred compensation program, and reduced projected supplemental compensation payouts.

Operating income in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 for the Rectifier, Assembly and Other Products segment decreased as a result of softer product demand.

Interest and Other Income, Net. Interest and other income includes interest income from investments and other items. Net interest and other income was $1.1 million in the third quarter of fiscal year 2010 compared to $0.9 million in the third quarter of fiscal year 2009. This increase is attributable to an insurance recovery of $730,000 that was received in the third quarter of fiscal year 2010, offset by lower interest income due to lower yields.

Provision for Taxes. Provision for income taxes was $34.1 million for the third quarter of fiscal year 2010, compared to $2.3 million in the third quarter of fiscal year 2009. The effective tax rate for the third quarter of fiscal years 2010 and 2009 was 258% and 17%, respectively. In connection with the pending acquisition of Sierra Monolithics, we have changed our prior assertions regarding the amount of foreign subsidiary earnings that are considered to be permanently reinvested offshore. This change in assertion resulted in a $39.2 million increase in the tax provision for the period ended October 25, 2009. The impact of this change in assertion was partially offset by the release of $6.4 million of valuation allowances. The released valuation allowances were related to research and development credits that we did not expect to be able to utilize as a result of expectations of insufficient generation of domestic income. With the anticipated repatriation of foreign subsidiary earnings, these utilization concerns are no longer applicable.

Comparison of The Nine months Ended October 25, 2009 and October 26, 2008

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first nine months of fiscal years 2010 and 2009 were both 39 week periods.

Net Sales. Net sales for the first nine months of fiscal years 2010 and 2009 were $201.5 million and $232.1 million, respectively. Weak global economic conditions resulted in weakness in demand for our customer’s end products, which resulted in continued weakness in demand for our component products.

Our estimates of sales by major end-markets are detailed below:

End-Market

	Nine Months Ended
(% of net sales)	October 25, 2009	October 26, 2008
Computer	15%	18%
Communications	20%	18%
Consumer	40%	39%
Industrial	25%	25%

Total	100%	100%

Net sales summarized by reportable segment are detailed below:

Net Sales by Reportable Segment

	Nine Months Ended
(in thousands)	October 25, 2009		October 26, 2008
Standard Semiconductor Products	$181,175	90%	$208,029	90%
Rectifier, Assembly and Other Products	20,366	10%	24,096	10%

Net Sales	$201,541	100%	$232,125	100%

The 13% decrease in sales of Standard Semiconductor Products in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 reflected lower sales across all product lines within this segment resulting from weak global economic conditions.

Sales of our Rectifier, Assembly and Other Products, which are primarily sold into military and industrial applications, decreased 15% in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 as we worked to resolve post-fire yield and ramp-up issues in the fabrication facility and as a result of softening demand for our rectifier products from military and industrial customers. These products rely on older technology and historically have supported a very limited customer base.

Cost of Sales and Gross Profit. Cost of sales consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. We have experienced long-term price reductions in our manufacturing costs, in part due to our outsourcing of most manufacturing functions. However, declines in the average selling prices of our parts, a trend which is typical in the semiconductor industry, tends to offset much of the manufacturing cost savings. Our gross margin is most impacted by the mix of products used in our customer’s particular end-applications. During the first nine months of fiscal year 2010, gross profit decreased to $110.3 million from $126.2 million in the first nine months of fiscal year 2009. This 13% decrease in gross profit reflects the impact of lower sales. Gross profit margins for the first nine months of fiscal year 2010 were 54.7%, an increase from 54.4% for the first nine months of fiscal year 2009 as a result of stronger sales of higher margin products.

Operating Costs and Expenses. Operating costs and expenses were $84.8 million, or 42% of net sales in the first nine months of fiscal year 2010. Operating costs and expenses for the first nine months of fiscal year 2009 were $91.5 million, or 39% of net sales. Operating costs and expenses in the first nine months of fiscal years 2010 and 2009 were impacted by $13.8 million and $13.1 million, respectively, of stock-based compensation. The first nine months of fiscal year 2010 benefited from approximately $3.7 million of targeted cost reduction initiatives.

During the first quarter of fiscal year 2009, we initiated a restructuring plan to reorganize certain operations, consolidate research and development activities and reduce our workforce. During the first quarter of fiscal year 2009, we recorded costs of $2.2 million for employee severance and other facility consolidation costs.

Operating Costs and Expenses

	Nine Months Ended
(in thousands)	October 25, 2009		October 26, 2008		Change
Selling, general and administrative	$53,625	63%	$59,894	65%	-10%
Product development and engineering	31,142	37%	31,634	35%	-2%

Total operating costs and expenses	$84,767	100%	$91,528	100%	-7%

Operating Income. Operating income was $25.5 million for the first nine months of fiscal year 2010, down from $34.7 million for the first nine months of fiscal year 2009. Operating income was unfavorably impacted by a 13% decrease in net sales. The impact of lower sales was partially offset by approximately $3.7 million of targeted cost reduction initiatives, a $1.3 million insurance recovery of previously incurred legal expenses related to historical stock option practices and a $577,000 insurance recovery for property damage related to the fire at our manufacturing facility in Reynosa, Mexico.

We evaluate segment performance based on net sales and operating income of each segment. Detailed below is operating income by reportable segment.

Operating Income by Reportable Segment

	Nine Months Ended		Nine Months Ended
(in thousands)	October 25, 2009		October 26, 2008		Change
Standard Semiconductor Products	$17,019	67%	$24,350	70%	-30%
Rectifier, Assembly and Other Products	8,469	33%	10,359	30%	-18%

Total Operating Income	$25,488	100%	$34,709	100%	-27%

Operating income for the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 for the Standard Semiconductor Products segment decreased as a result of lower net sales. The impact of lower sales was partially offset by targeted cost reduction initiatives, insurance recoveries and lower restructuring costs.

Operating income for the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 for the Rectifier, Assembly and Other Products segment decreased as a result of softer demand and lower production yields.

Interest and Other Income, Net. Interest and other income includes interest income from investments and other items. Net interest and other income was $2.7 million in the first nine months of fiscal year 2010 compared to $3.9 million in the first nine months of fiscal year 2009. This decrease is attributable to declining interest rates when compared to the same period last year.

Provision for Taxes. Provision for income taxes was $36.7 million for the first nine months of fiscal year 2010, compared to $7.3 million in the first nine months of fiscal year 2009. The effective tax rate for the first nine months of fiscal years 2010 and 2009 was 130% and 19%, respectively. In connection with the pending acquisition of Sierra Monolithics, we have changed our prior assertions regarding the amount of foreign subsidiary earnings that are considered to be permanently reinvested offshore. This change in assertion resulted in a $39.2 million increase in the tax provision for the period ended October 25, 2009. The impact of this change in assertion was partially offset by the release of $6.4 million of valuation allowances. The released valuation allowances were related to research and development credits that we did not expect to be able to utilize as a result of expectations of insufficient generation of domestic income. With the anticipated repatriation of foreign subsidiary earnings, these utilization concerns are no longer applicable.

Business Outlook

On November 18, 2009, we announced our outlook for the fourth quarter of fiscal year 2010. This outlook excluded any financial results associated with the pending Sierra Monolithics acquisition. At that time, we expected sequential revenue to be flat to up 4% from the third quarter. We expect earnings per diluted share of approximately $0.15 to $0.17. Refer to Exhibit 99.1 of our Form 8-K filed on November 18, 2009 for the complete announcement.

Excluding any financial results associated with the pending Sierra Monolithics acquisition, we expect operating expenses to increase 8% sequentially driven by the extra week in the fiscal quarter and transaction related expenses that will be incurred regardless of whether the transaction closes.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements. As of October 25, 2009, our total stockholders’ equity was $389.3 million. At that date we also had approximately $270.6 million in cash and short-term investments, as well as $45.7 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative fiscal periods are presented below:

	Three Months Ended		Nine Months Ended
(in millions)	October 25, 2009	October 26, 2008	October 25, 2009	October 26, 2008
Sources of Cash
Operating activities, including working capital changes	$23.3	$26.1	$58.3	$61.4
Proceeds from exercise of compensatory stock plans, including tax benefits	6.1	2.2	11.8	9.7

	$29.4	$28.3	$70.1	$71.1

Uses of Cash
Business improvement investments
Capital expenditures, net of sale proceeds (excluding land sale)	$(3.9)	$(2.2)	$(7.3)	$(7.2)
Purchased intangibles	—	—	(2.3)	—

	$(3.9)	$(2.2)	$(9.6)	$(7.2)

Returned to shareholders
Stock repurchases	$(0.4)	$(20.3)	$(3.1)	$(31.5)

	$(0.4)	$(20.3)	$(3.1)	$(31.5)

Cash/Investment Management Activities
Increase in investments and foreign exchange effects	$(37.9)	$(59.7)	$(102.0)	$(58.1)

Net decrease in cash and cash equivalents	$(12.8)	$(53.9)	$(44.6)	$(25.7)

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 25, 2009, the amount held by our foreign subsidiaries was approximately $197.4 million of cash, cash equivalents, and short-term investments compared to $196.5 million as of January 25, 2009. If we needed these funds for domestic operations, any repatriation could result in increased tax liabilities. As of October 25, 2009, we have determined that $120.0 million of these funds held by our foreign subsidiaries is not permanently reinvested and have recorded an associated tax provision. As discussed above, our acquisition of Sierra Monolithics will be funded using our existing cash reserves. In connection with the anticipated repatriation of cash domiciled overseas to fund the transaction, we incurred a one-time tax liability of approximately $39.2 million in the third quarter of fiscal year 2010.

One of our primary goals is to constantly improve the cash flows from our existing business activities. We have historically used, and intend to continue to use, cash flow to fund the repurchase of our common stock. Additionally, we will continue to seek to maintain and improve our existing business performance with necessary capital expenditures and, potentially, additional acquisitions that may further improve our base business with prospects of a proper return. Additional acquisitions, should we undertake them to improve our business, might be made for either cash or stock consideration, or a combination of both.

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

Our cash, cash equivalents and investments, after giving effect to the acquisition of Sierra Monolithics, when combined with the lack of any outstanding debt obligations, give us the flexibility to continue to leverage our free cash flow to meet our on-going business requirements.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $2.0 million to $25.5 million at October 25, 2009 from $27.5 million at January 25, 2009. This decrease primarily reflects improved collection efforts. Inventories, net of reserves, decreased by $2.5 million to $25.4 million at October 25, 2009 from $28.0 million at January 25, 2009. We believe that our inventory levels are generally aligned with forecasted demand.

Capital Expenditures and Purchases of Intangibles

Capital expenditures were $7.3 million and $7.2 million for the first nine months of fiscal years 2010 and 2009, respectively. In the first quarter of fiscal year 2010, we spent $2.3 million to acquire a business line from Leadis Technology Inc.

Proceeds from Exercises of Stock Options

Cash collected directly from grantee exercises of stock options was $11.3 million and $7.3 million in the first nine months of fiscal years 2010 and 2009, respectively. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and, indirectly, by other considerations of those grantees. Such proceeds are difficult to forecast. While the level of such cash inflow to us is subject to these factors which we don’t control, we believe that such proceeds will remain an important secondary source of cash after cash flow from operations.

Stock Repurchases

We currently have in effect an active stock repurchase program. This program represents one of our major efforts to return value to our stockholders.

In the first quarter of fiscal year 2009, we announced that the Board of Directors authorized the repurchase of up to $50 million of our common stock. In the first quarter of fiscal year 2010, we repurchased approximately 105,000 shares under this program for $1.4 million. No shares were repurchased under this plan in the second or third quarters of fiscal year 2010. No repurchases under this program are anticipated in the fourth quarter of fiscal year 2010.

In addition to the activity under the above repurchase program, we withheld 110,594 shares from vested restricted stock for employee payroll and income tax withholding liabilities during the first nine months of fiscal year 2010. The value of the withheld shares was $1.7 million.

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

Certain contractual obligations, representing various commitments we have associated with our business, such as lease commitments and open purchase obligations, are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of October 25, 2009.

Contractual Obligations

There were no material changes in our contractual obligations during the third quarter of fiscal year 2010. Refer to the disclosures regarding other contractual obligations in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2009.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 25, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as set forth below in this Item 1A, the risk factors associated with our business have not significantly changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2009. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for a discussion of certain factors that may affect our future performance.

Changes in tax laws may materially impact tax liabilities and our effective tax rate.

We do not provide U.S. federal or state taxes for our unremitted income of wholly owned foreign subsidiaries that is considered to be permanently reinvested offshore and is not otherwise subject to current domestic taxation. The current U.S. Administration and Congress have proposed changes to current U.S. tax law, including international tax reform that, if enacted, could materially impact our tax liabilities and effective tax rate.

The market price of our common stock after the merger may be affected by factors different from those affecting our shares currently.

Our businesses and those of Sierra Monolithics differ in important respects and, accordingly, the results of operations of the combined company and the market price of our shares of common stock following the merger may be affected by factors different from those currently affecting the independent results of our operations and those of Sierra Monolithics.

Failure to complete the merger could negatively impact our stock price and our future business and financial results.

If the merger is not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including the following:

•	we will be required to pay certain costs relating to the merger, whether or not the merger is completed; and

•

matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We will incur significant transaction and merger-related costs in connection with the proposed Sierra Monolithics acquisition.

We expect to incur a number of non-recurring costs associated with combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the merger will be comprised of transaction costs related to the merger, facilities and systems consolidation costs and employment-related costs. We will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The proposed Sierra Monolithics acquisition may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

On an adjusted basis, which excludes expenses related to the amortization of acquisition-related intangible assets, while including the expected synergies, the merger is expected to be earnings per diluted share accretive in fiscal year 2011. These expectations are based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the price of our common stock.

Sierra Monolithics is dependent on a single fabrication facility

Sierra Monolithics is dependent on a single fabrication facility, located within the United States, for all of its wafers. Any extended or continued interruption of supply by this supplier facility could materially impact Sierra Monolithics’ ability to ship products to customers. An extended or protracted failure by Sierra Monolithics to deliver products to customers per contractual delivery commitments could result in lost business opportunities and may in certain circumstances trigger contractual penalties or other contractual liabilities to customers, including stipulated delay fees and/or the cost differential of substitute products.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the third quarter of fiscal year 2010.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by us of shares of our common stock during the third quarter of fiscal year 2010.

Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2009 (07/27/09 - 08/23/09)	—	$—	—	$15.0 million

September 2009 (08/24/09 - 09/20/09)	—	$—	—	$15.0 million

October 2009 (09/21/09 - 10/25/09)	—	$—	—	$15.0 million

Total third quarter	—		—

(1)	On March 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time through negotiated or open market transactions. This stock repurchase program does not have an expiration date.

(2)	The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

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

SEMTECH CORPORATION
Registrant

Date: December 4, 2009	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: December 4, 2009	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief Financial Officer