Form 10-K
period 2010-01-31
SEMTECH CORP
filed 2010-04-01
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $18.23 on the NASDAQ Global Select Market) as of July 24, 2009 was approximately $802 million. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding at March 25, 2010 was 61,773,804.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III, Item numbers 11, 12, 13 and 14 and portions of Item 10 of this report: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 24, 2010, to be filed no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2010.

SEMTECH CORPORATION

INDEX TO FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2010

Special Note Regarding Forward Looking and Cautionary Statements

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

General

Unless the context otherwise requires, the use of the terms “Semtech,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refers to Semtech Corporation and, as applicable, its consolidated subsidiaries. We are a leading supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally into applications within the high-end consumer, industrial, computing and communications end-markets.

High-End Consumer: handheld products, set-top boxes, digital televisions, digital video recorders and other consumer equipment.

Industrial: automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, and other industrial equipment.

Computing: desktops, notebooks, servers, graphic boards, monitors, printers and other computer peripherals.

Communications: base stations, optical networks, switches and routers, wireless LAN and other communication infrastructure equipment.

Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel, Apple, Cisco, Compal Electronics, Huawei, Hewlett Packard, Intel, LG Electronics, Motorola, Nokia Siemens Networks, Phonak, Quanta Computer, Research In Motion, Samsung, Sanyo, and Sony.

In connection with internal restructuring resulting from the acquisition and integration of Sierra Monolithics, Inc. in December 2009, and other management changes over the past few years, we determined that the results of our operations are most appropriately reported in one business segment, which is consistent with internal management reporting. All current and prior year data reported herein have therefore been presented on a consolidated basis in one enterprise-wide segment.

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

Business Strategy

Our objective is to be a leading supplier of analog and mixed-signal semiconductor devices to the fastest growing areas of our target markets. We intend to leverage our pool of skilled technical personnel to develop new products, or, where appropriate, use acquisitions to either accelerate our position in the fastest growing areas or to gain entry into these areas. In order to capitalize on our strengths in analog and mixed-signal processing design, developing and marketing, we intend to pursue the following strategies:

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

Continue to release proprietary new products, achieve new design wins, and cross-sell products

We are focused on developing unique, new, proprietary products that bring value to our target customers in our target markets. These products typically are differentiated in performance but are priced competitively. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customer that they intend to incorporate our products into their new designs. Our technical talent works closely with our customers in securing design wins, defining new products and in implementing and integrating our products into their systems. We also focus on selling our complete portfolio of products to our existing customers, as we believe the technical expertise of our marketing and sales team allows us to identify and capitalize on cross-selling opportunities.

Focus on fast-growing market segments and regions

We have chosen to target the analog segments of some of the fastest growing end-markets. We participate in these markets by focusing on specific product areas within the analog and mixed-signal market, including products for handheld equipment, high-end consumer equipment, and communications infrastructure and certain broad-based industrial markets. All of these markets are characterized by their need for leading-edge, high-performance analog and mixed-signal semiconductor technologies.

The computing, communications, high-end consumer and industrial end markets we supply are characterized by several trends that we believe drive demand for our products. The key trends that we target include:

•	Increasing bandwidth over high-speed networks, fueling growth in high speed voice, video and data transmission

•	Increasing electronic system requirements for smaller, lighter, highly integrated and feature rich devices

•	Increasing need for more efficient energy management in the home and in industrial environments and the proliferation of ”green” standards

Our products address these market trends by providing solutions that are ultra-low power thus extending battery life, small form factor enabling smaller devices, highly integrated enabling more functionality within devices and high performance enabling product differentiation within our customer base. Additionally, as communications functions are increasingly integrated into a range of systems and devices, these products require analog sensing, processing and control capabilities, which increases the number and size of our end-markets. Finally, industrial, medical, high-end consumer and other end-market applications have increasingly incorporated data processing and communications features into their end systems resulting in more complex power and protection requirements, which in turn, has broadened the opportunities for selling our power and protection devices.

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

Products and Technology

We design, develop, manufacture and market high-performance analog and mixed signal semiconductor products. We operate and account for results in one reportable segment. Our product lines include:

Power Management Products. Power management products control, alter, regulate and condition the power supplies within electronic systems. The highest volume product types within the power management product line are switching voltage regulators, combination switching and linear regulators, smart regulators and charge pumps. Our power management products feature highly integrated devices for the telecom industry and low-power, small form factor and high-efficiency products for mobile phones, notebook computers, computer peripherals and other portable devices. The primary application for these products is power regulation for computer, communications, high-end consumer and industrial systems.

Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors (“TVS”). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge generated by the human body, can permanently damage voltage-sensitive components. Our portfolio includes filter and termination devices that can be sold as a complement to TVS devices. Our protection products feature low capacitance, providing robust protection while preserving signal integrity in high-speed voice and video interfaces and are low leakage, thus increasing battery life in electronic devices. Our protection products can be found in a broad range of applications including computer, data-communications, telecommunications and industrial applications.

Advanced Communication and Sensing Products. We design, develop and market a portfolio of proprietary advanced wired communication, wireless communication and sensing integrated circuits (“ICs”). These ICs perform specialized timing and synchronization functions used in high-speed networks, specialized radio frequency (“RF”) functions used in a wide variety of industrial, medical and networking applications, and specialized sensing functions used in industrial and consumer applications. Our advanced communications products feature a leading integrated timing solution for packet based communications networks. Our wireless and sensing products feature industry leading and longest range ISM radio enabling low cost of ownership and increased reliability in all environments. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Our advanced communications and sensing products can be found in a broad range of applications including communications, industrial, medical and consumer applications.

Transport and Datacom Products. We design, develop and market ultra high speed Serializer/Deserializer (“SerDes”) products for transport communication, including 40Gbps and 100Gbps chips and transceivers for short reach, metro and long haul applications and high performance transceivers for datacenter applications. These products can be found primarily in communications applications.

Microwave and High-Reliability Products. We design, develop and market transceivers for wireless communications infrastructure, including 2G/3G/4G cellular repeaters, WiMAX CPE and base stations and defense and aerospace products, including satellite communication, ground to air beacons and unmanned air vehicles (“UAV”). This product segment also includes our line of high-reliability discrete semiconductor products comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products. These products are typically used to convert alternating currents (“AC”) into direct currents (“DC”) and to protect circuits against very high voltage spikes or high current surges. Our microwave and high-reliability products can be found in a broad range of applications including industrial, military, medical and communications systems.

Semtech End-Markets

Our products are sold to customers in the computing, communications, high-end consumer, and industrial markets. Our estimates of sales by major end-markets are detailed below:

(percentage of net sales)
	Fiscal Years
	2010	2009	2008
Computing	14%	18%	19%
Communications	23%	18%	17%
High-End Consumer	40%	37%	39%
Industrial and Other	23%	27%	25%

	100%	100%	100%

We believe that our diversity in end-markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end-market and product applications:

Semtech’s Main Product Lines	Specific End-Product Applications
	Computing	Communications	High-End Consumer	Industrial / Other

Power Management	Desktop PCs, servers, workstations, notebook computers, add-on cards, computer gaming systems	Network cards, routers and hubs, telecom network boards	Smart phones, PDAs, digital still/video cameras, handheld games, TVs	Power supplies, industrial systems

Protection	Notebook computers, USB ports, LAN cards	Base stations, DSL equipment, routers and hubs	Smart phones, PDAs, digital still/video cameras, handheld games, TVs	Handheld measurement or instrumentation devices

Advanced Communications and Sensing	Notebook computers, servers, printers	SONET networks, routers, hubs, switches, fiber modems and wireless headsets, cellular base stations	Smart phones, media players, personal navigation, digital still/video cameras	Automated meter reading, industrial control and hearing aids (medical); Automated test equipment

Transport and Datacom	-	Routers, switches, 40G/100G line cards	-	-

Microwave and High- Reliability	-	Base stations, routers, repeaters	-	Military, aerospace, medical

Historically, our results have reflected some seasonality, with demand levels generally being slightly higher in the computer and high-end consumer products segments during the third and fourth quarters of our fiscal year in comparison to the first and second quarters.

Intellectual Capital and Product Development

The design of intellectual property (“IP”) and the resulting development of proprietary products is a critical success factor for us. The recruiting and retaining of key technical talent is the foundation for designing, developing and selling this IP, in the form of new proprietary products, in the global marketplace. One of our strategies to recruit this talent is the establishment of multiple design center locations. As a result, we have design centers throughout the world.

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

In fiscal year 2010, we incurred $44.8 million of product development and engineering expense. This represents 16% of net sales. Product development and engineering costs were $41.4 million or 14% of net sales and $43.1 million or 15% of net sales in fiscal years 2009 and 2008, respectively. We intend to make further investments in research and development in the future, which may include increasing our employee headcount and investing in design and development equipment.

Sales and Marketing

Sales made directly to customers during fiscal year 2010 were approximately 52% of net sales. The remaining 48% of net sales were made through independent distributors. We have direct sales personnel located throughout the United States, Europe and Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.

We operate internationally primarily through our wholly-owned Swiss subsidiary, Semtech International AG. Semtech International AG serves the European markets from its headquarters in St. Gallen, Switzerland and through its wholly-owned subsidiaries based in France, Germany, Neuchatel – Switzerland, the United Kingdom, China and Malaysia. Semtech International AG maintains branch offices, either directly or through one of its wholly owned subsidiaries, in Taiwan, Korea and Japan. Semtech International also maintains a representative office in China. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.

Customers, Sales Data and Backlog

As a result of the breadth of our products and markets, we have a broad range of customers.

Representative Customers by End-Markets:

Computing	Communications	High-End Consumer	Industrial

Apple	Alcatel	LG Electronics	Honeywell

Hewlett Packard	Cisco	Research in Motion	Itron

Lenovo	Ericsson	Samsung	Raytheon

Quanta	Huawei	Sony Ericsson	Siemens

Samsung	Motorola	Panasonic	Phonak

Lexmark	Nokia Siemens		General Atomics

Epson	Samsung

Our customers include major original equipment manufacturers (“OEMs”) and their subcontractors in the computing, communications, high-end consumer and industrial and military end-markets. Our products are typically purchased by these customers for our performance, price, or technical support, as compared to our competitors.

During fiscal years 2010, 2009 and 2008, U.S. sales contributed 19%, 20% and 18%, respectively to our net sales. Foreign sales constituted 81%, 80%, and 82% of our net sales during fiscal years 2010, 2009 and 2008, respectively. A majority of foreign sales were to customers located in the Asia-Pacific region, with sales to customers located in South Korea and China (including Hong Kong) comprising 18% and 26% of our net sales, respectively, in fiscal year 2010. No other foreign country comprised more than 10% of net sales in fiscal year 2010.

A summary of net sales by region follows.

Sales by Region
(in thousands)

	Fiscal Years
	2010		2009		2008
North America	$72,818	25%	$72,072	24%	$53,367	19%
Asia-Pacific	165,880	58%	172,054	59%	186,395	65%
Europe	47,862	17%	50,694	17%	45,028	16%

Total Net Sales	$286,560	100%	$294,820	100%	$284,790	100%

The following table sets forth the concentration of net sales and accounts receivable among the customers that accounted for more than 10% of our net sales in fiscal year 2010:

Concentration of Net Sales - Significant Customers
(percentage of net sales)

	Fiscal Years
	2010	2009	2008
Samsung Electronics (and affiliates)	17%	15%	13%
Frontek Technology Corp	13%	13%	16%

Concentration of Accounts Receivable - Significant Customers
(percentage of net accounts receivable as of fiscal year end)

	Fiscal years
	2010	2009
Samsung Electronics (and affiliates)	13%	18%
Frontek Technology Corp	14%	12%

For fiscal year 2010, end-market concentration for our significant customers was as follows:

(percentage of net sales)

	Samsung Electronics (and affiliates)		Frontek Technology Corp
Computing	3%		4%
Communications	2%		3%
High-end Consumer	12	%(1)	5%
Industrial	0%		1%

	17%		13%

(1)	For Samsung Electronics, approximately 50% of the sales into the High-end Consumer end-market relate to products focused on the handheld market, which includes cell phones.

Our backlog of orders as of the end of fiscal years 2010, 2009 and 2008 was approximately $78.8 million, $34.0 million and $70.8 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.

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

We perform a limited amount of internal probe and final test activities at our facilities in Camarillo, Irvine, Redondo Beach and San Diego, California; Neuchatel, Switzerland; and Reynosa, Mexico. These activities accommodate situations in which tight coupling with product design is desirable or where there are unique requirements. Our packaged discrete rectifier products are packaged and tested in-house in Reynosa, Mexico. Almost all of our other products are packaged and tested by outside subcontractors.

In keeping with our mostly “fabless” business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2010, the Reynosa facility provided almost all of the silicon for our packaged discrete rectifier products, which were approximately 9% of our end product sales. The remaining 91% of our end products were supported with finished silicon wafers purchased from outside wafer foundries in China, Taiwan, the United States, Canada, Europe and Israel. We anticipate that more than 90% of all silicon wafers we require will come from outside foundries in fiscal year 2011.

Despite our use of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our outside foundries on the improvement and development of process capabilities. In fiscal year 2010, we purchased the vast majority of our wafers from approximately nine different third-party wafer foundries and used various manufacturing processes, including Bipolar, High-Speed Bipolar, CMOS, RF-CMOS, Bi-CMOS and SiGe processes.

While we do have some redundancy of fabrication processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. As a result, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against this risk.

Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials, such as silicon wafer substrates, may impact our suppliers’ ability to meet our demand needs or impact the price we are charged. The prices of certain other basic materials, such as metals, gases and chemicals used in the production of circuits have all increased in recent years as demand has grown for these basic commodities. In most cases we do not procure these materials ourselves but we are nevertheless reliant on these materials for producing our products because our outside foundry and package and test subcontractors must procure them. To help minimize risks associated with constrained capacity, we use multiple foundries and have taken other steps to reserve capacity at certain foundries.

Our largest wafer source is a foundry in China. In fiscal year 2010, this Chinese foundry provided 50% of our total silicon requirements in terms of cost of wafers purchased. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into our pricing arrangement with the foundry.

Our Transport and Datacom products and most of our microwave and high-reliability products are dependent on a single fabrication facility, located within the United States, for wafers.

We use third-party subcontractors to perform almost all of our assembly and test operations. A majority of our assembly and test activity is conducted by third-party subcontractors based in Malaysia, the Philippines and China. We have operations offices located in the Philippines and Malaysia that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

Our arrangements with both outside wafer foundries and package and test subcontractors are designed to provide some assurance of capacity but are not expected to assure access to all the manufacturing capacity we may need in the future.

Competition

The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit key engineering talent, our ability to execute on new product developments and our ability to persuade customers to design these new products into their applications. Our industry is characterized by decreasing unit selling prices over the life of a product as the volumes typically increase. However, price decreases can sometimes be quite rapid and faster than the rate of increase of the associated product volumes. We believe we compete effectively based upon our ability to capitalize on efficiencies and economies of scale in production and sales, and our ability to maintain or improve our productivity and product yields to reduce manufacturing costs.

We are in direct and active competition, with respect to one or more of our product lines, with numerous manufacturers of varying size, technical capability and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors with respect to our power management products to include Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Advanced Analogic Technologies, and Monolithic Power Systems. With respect to our protection products, our primary competitors are ST Microelectronics N.V., NXP, ON Semiconductor, Protek and Infineon. Our primary competitors with respect to our advanced communications and sensing products are Silicon Laboratories, IDT, Zarlink Semiconductor, and Micrel Semiconductor. With respect to our transport and datacom products, our primary competitors are Core Optics, Inphi and internal solutions. Our primary competitors with respect to our microwave and high-reliability products include Microsemi Corporation, Hittite Microwave Corporation, L3 Communications and Gallium Arsenide product manufacturers.

Intellectual Property and Licenses

We have been granted 84 U.S. patents and 32 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2013 to 2026. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others.

We license certain patents and other intellectual property to others in exchange for use of the other party’s intellectual property and/or royalties or other fees which, in the aggregate, were not material in fiscal year 2010. We believe the duration and other terms of the licenses are appropriate for our needs.

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

Employees

As of January 31, 2010, we had 915 full-time employees. There were 252 employees in research and development, 170 in sales, marketing and field services, and 105 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions.

We have not had a work stoppage in at least the last decade and the only unionized employees are approximately 159 Mexican nationals who work at our manufacturing facility in Reynosa, Mexico. Our employee relations during the last fiscal year have been, and remain, satisfactory.

We adjust our workforce from time to time to meet the changing needs of our business. Competition for key design engineering talent globally is significant.

Government Regulations

We are required to comply, and it is our policy to comply, with numerous government regulations that are normal and customary to businesses in our industry and that operate in our markets and operating locations.

Our sales that serve the military and aerospace markets primarily consist of our Microwave and High-Reliability products that have been qualified to be sold in these markets by the U.S. Department of Defense (“DOD”). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in the Microwave and High-Reliability product line. The U.S. State Department has determined that a small number of special assemblies from the Microwave and High-Reliability product line are subject to the International Traffic in Arms Regulations (“ITAR”). We have a Technical Assistance Agreement in place that permits us to assemble certain of these products in Mexico. Other products subject to ITAR regulations are manufactured in our Redondo Beach, CA facilities. International shipments of these products require a State Department license.

Our facilities throughout the world are subject to various environmental laws and regulations and we believe our operations are in substantial compliance with those laws and regulations. Due to our limited manufacturing operations, the expense related to environmental compliance for our ongoing operations was immaterial for fiscal years 2010, 2009 and 2008 and has not had any material adverse effect on our capital expenditures, net income, or competitive position. New laws or regulations or changes to existing laws or regulations could subject our ongoing operations to different or additional environmental standards that could increase our cost of compliance in the future. In addition, our cost of doing business could increase if our suppliers increase prices to recoup the cost of their compliance with environmental laws or regulations.

We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites we have used (see Note 11 to our consolidated financial statements included in Item 8 of this report). During fiscal years 2010, 2009 and 2008, the expense incurred with respect to these clean up matters was not material.

We have used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at our former facility in Newbury Park, California that we leased for approximately forty years. We vacated the building in May 2002. Certain contaminants have been found in the local groundwater. Monitoring results to date over a number of years indicate that contaminants are from adjacent facilities. There are no claims pending with respect to environmental matters at the Newbury Park site. However, the applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. The costs to perform all site work directed by the regulatory agency are not anticipated to be material. The Company and the site owner have agreed on an equitable cost sharing arrangement for current site work. At January 31, 2010, accrued liabilities includes approximately $401,000 of fees payable in connection with pending testing and monitoring activities at this site. It is not currently possible to determine the ultimate amount, if any, of future site clean-up costs that may be directed by the regulatory agency following the current site assessments and surveys. Accordingly, no reserve for site clean-up costs has been provided at this time.

Available Information

General information about us can be found on our website at www.semtech.com. The information on our website is for informational purposes only and should not be relied on for investment purposes. The information on our website is not incorporated by reference into this report and should not be considered part of this or any other report filed with the SEC.

We make available free of charge, either by direct access on our website or a link to the SEC website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

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

As discussed earlier in “Special Note Regarding Forward Looking and Cautionary Statements,” this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors including the risks faced by us described below and elsewhere in this report, in our other filings with the SEC, and in material incorporated herein and therein by reference. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Relating to General Business Conditions

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

Current global economic conditions could reduce demand for our products

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

Business interruptions could harm our business

Our corporate headquarters, a portion of our assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We do not maintain earthquake insurance and our business could be harmed in the event of a major earthquake. We generally do not maintain flood coverage, including for our Asian locations where certain of our operations support and sales offices are located. Such flood coverage has become very expensive; as a result the Company has elected not to purchase this coverage. If one of these locations was to experience a major flood, our business may be harmed.

Our business could be harmed if natural disasters interfere with production of wafers by our suppliers, assembly and testing of products by our subcontractors, or our distribution network. We maintain some business interruption insurance to help reduce the effect of such business interruptions, but we are not fully insured against such risks. Likewise, our business could be adversely impacted if a natural disaster were to shut down or significantly curtail production by one or more of our end customers. Any such loss of revenue due to a slowdown or cessation of end customer demand is uninsured.

We rely on third party freight firms for nearly all of our shipments from vendors to assembly and test sites, primarily in Asia, and for shipments of our final product to customers. This includes ground and air. Any significant disruption of such freight business globally or in certain parts of the world, particularly where our operations are concentrated, could materially affect our ability to generate revenues. Business interruption insurance may not provide enough protection to compensate us for losses that may occur. Accordingly, any of these disruptions could significantly harm our business.

Terrorist attacks, wars and other acts of violence, such as those that may result from the tension in the Middle East and the Korean peninsula, or any other national or international crisis, calamity or emergency, may result in interruption to the business activities of many entities, business losses and overall disruption of the U.S. economy at many levels. These events may directly impact our physical facilities or those of our customers and suppliers. Additionally, these events or armed conflicts may cause some of our customers or potential customers to reduce the level of expenditures on their services and products that ultimately may reduce our revenue. The consequences of these reductions are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. For example, as a result of these events, insurance premiums for businesses may increase and the scope of coverage may be decreased. Consequently, we may not be able to obtain adequate insurance coverage for our business and properties. To the extent that these disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market our services and products, our business and results of operations could be harmed.

A large percentage of our sales are to customers located in Asia and a large percentage of our products are manufactured in Asia. One of our largest customer bases in Asia is located in Taiwan. Our largest wafer source is located in China. An outbreak of SARS or other health related issues, such as an avian influenza (bird flu) pandemic, could have a negative impact on consumer demand, on travel needed to secure new business or manage our operations, on transportation of our products from our suppliers or to our customers, or on workers needed to sell or manufacture our products or our customers’ products.

Risks Relating to Production Operations

We obtain many essential components and materials and certain critical manufacturing services from a limited number of suppliers and subcontractors, most of which are foreign-based entities

Our reliance on a limited number of subcontractors and suppliers for wafers, packaging, testing and certain other processes involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. These risks are attributable to several factors, including limitations on resources, labor problems, equipment failures or the occurrence of natural disasters. The good working relationships we have established with our suppliers and subcontractors could be disrupted, and our supply chain could suffer, if a supplier or subcontractor were to experience a change in control. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of our supply sources or subcontractors could significantly delay our shipments and harm our business. Delays could also damage relationships with current and prospective customers. Any prolonged inability to obtain timely deliveries or quality manufacturing or any other circumstances that would require us to seek alternative sources of supply or to manufacture or package certain components internally could limit our growth and harm our business.

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

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, the Philippines and Germany. For fiscal year 2010, approximately 50% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal year 2009, approximately 40% of our silicon in terms of cost of wafers was supplied by this third-party foundry in China. While our utilization of multiple outside foundries does create some redundancy of fabrication processes, any interruption of supply by one or more of these foundries could materially impact us. Likewise, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

Our Transport and Datacom products and most of our microwave and high-reliability products are dependent on a single fabrication facility, located within the United States, for wafers. Any extended or continued interruption of supply by this supplier facility could materially impact our ability to ship these products to customers. An extended or protracted failure by us to deliver products to customers in accordance with contractual delivery commitments could result in lost business opportunities and may in certain circumstances trigger contractual penalties or other contractual liabilities to customers, including stipulated delay fees and/or the cost differential of substitute products.

Our products may be found to be defective, product liability claims may be asserted against us and we may not have sufficient liability insurance

One or more of our products may be found to be defective after shipment, requiring a product replacement, recall, or a software solution that would cure the defect but impede performance of the product. We may also be subject to product returns in the ordinary course of our business which could impose substantial costs and harm our business. Beyond the potential direct cost associated with product failures, loss of confidence by major customers could cause sales of our other products to drop significantly.

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

Risks Relating to Research and Development, Engineering, Intellectual Property and New Technologies

We may be unsuccessful in developing and selling new products, which is a critical component of maintaining and expanding our business

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

We may be unable to adequately protect our intellectual property rights

We pursue patents for some of our new products and unique technologies, but we rely primarily on trade secret protections through a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our know-how and processes. We intend to continue protecting our proprietary technology, including through trademark and copyright registrations and patents. Despite this intention, we may not be successful in achieving adequate protection. Our failure to adequately protect our material know-how and processes could harm our business. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the United States.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Due to the number of competitors, intellectual property infringement is an ongoing risk since other companies in our industry could have intellectual property rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights and we may have to defend ourselves against infringement claims. Any such litigation could be very costly and may divert our management’s resources. If one of our products is found to infringe on a third party’s rights, we may have liability for past infringement and may need to seek a license to use such intellectual property going forward. If a license is not available or if we are unable to obtain a license on terms acceptable to us, we would either have to change our product so that it does not infringe or stop making the product.

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

Risks Relating to International Operations

We sell and trade with foreign customers, which subjects our business to increased risks

Sales to foreign customers accounted for approximately 81% of net sales in the fiscal year ended January 31, 2010. Sales to our customers located in China (including Hong Kong) and Korea constituted 26% and 18%, respectively, of net sales for fiscal year 2010. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. dollar-denominated currencies are principally the Swiss Franc, Euro, Mexican Peso and British Pound Sterling. We also have a significant number of employees that are paid in foreign currency, the largest groups being United Kingdom-based employees who are paid in British Pound Sterling, Swiss-based employees who are paid in Swiss Francs, and Mexican nationals who are paid in Mexican Pesos.

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

From time to time, we do a limited amount of hedging of our foreign exchange exposure. As of January 31, 2010, we had no foreign currency hedging contracts in place. As a means of managing our foreign exchange exposure, we routinely convert U.S. dollars into foreign currency in advance of the expected payment. Any future use of forward contracts to hedge foreign exchange exposure may be required to be marked-to-market each quarter and can create volatility in net income not directly tied to our operating results.

We are subject to export restrictions and laws affecting trade and investments

As a global company headquartered in the United States, we are subject to U.S. laws and regulations that limit and restrict the export of some of our products. Compliance with these laws has not significantly limited our operations or our sales in the recent past, but could significantly limit them in the future. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not significantly restricted our operations in the recent past, there is a risk that they could do so in the future.

Risks Relating to Sales, Marketing and Competition

We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments, National Semiconductor, Linear Technology, Maxim Integrated Products, Advanced Analogic Technologies, and Monolithic Power Systems, with respect to our power management products; and ST Microelectronics N.V., NXP, ON Semiconductor, Protek and Infineon, with respect to our protection products. Our primary competitors with respect to our advanced communications and sensing products are Silicon Laboratories, IDT, Zarlink Semiconductor, and Micrel Semiconductor; and with respect to our transport and datacom products, our primary competitors are Core Optics, Inphi and internal solutions; Our primary competitors with respect to our microwave and high-reliability products include Microsemi Corporation, Hittite Microwave Corporation and L3 Communications. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

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

To the extent that our products achieve market success, competitors typically seek to offer competitive products or lower prices; If they are successful, they could harm our business.

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

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our business

Our largest customers have varied from year to year. Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or represented 10% or more of net accounts receivables at any given date. One of our authorized distributors regularly accounts for more than 10% of net sales on an annual basis. Depending on the authorized distributor and their strategic focus, they can support anywhere from a few end-customers to many end-customers.

Concentration of Net Sales - Significant Customers
(percentage of net sales)

	Fiscal Years
	2010	2009	2008
Samsung Electronics (and affiliates)	17%	15%	13%
Frontek Technology Corp	13%	13%	16%

Concentration of Accounts Receivable - Significant Customers
(percentage of net accounts receivable)

	Fiscal Years
	2010	2009
Samsung Electronics (and affiliates)	13%	18%
Frontek Technology Corp	14%	12%

In addition to those customers representing greater than 10% of net sales listed above, we had several end-customers in fiscal year 2010 that, on an annual basis, accounted for more than 5% of net sales, but less than 10% of net sales.

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

Most of our authorized distributors, which together represent approximately half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable

In fiscal year 2010, authorized distributors accounted for approximately half of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2010, our two largest distributors were based in Asia.

The termination of any of our distributor relationships could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product held by that distributor. Since many distributors simply resell finished products, they generally operate on very thin profit margins. If a distributor were to terminate an agreement with us or go out of business, our accounts receivable from the particular distributor would be subject to significant collection risk.

Risks Relating to Governmental Regulations, including Taxes, Financial Reporting Rules and Regulations, and Environmental Regulations

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

We are also subject to laws, rules, and regulations related to export licensing and customs requirements, including the International Traffic in Arms controls, the North American Free Trade Agreement and State Department and Commerce Department rules.

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

Changes in tax laws may materially impact tax liabilities and our effective tax rate

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

We are subject to review by taxing authorities, including the Internal Revenue Service

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). Tax years prior to 2006 (fiscal year 2007) are generally not subject to examination by the IRS except for items with tax attributes that could impact open tax years. Changes to our tax filings could materially impact our tax liabilities and effective tax rate.

Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could have a material adverse effect on our business and stock price

Section 404 of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and an annual report by our independent registered public accounting firm opining on our internal controls over financial reporting. Management is similarly required to review disclosure controls, which are controls established to ensure that information required to be disclosed in SEC reports is recorded, processed, summarized and reported in a timely manner.

If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. If we fail to maintain adequate disclosure controls and procedures, the reports we file with the SEC, including the financial statements contained therein, could be inaccurate or misleading.

We are subject to an SEC inquiry, a Federal Grand Jury subpoena, and stockholder litigation related to our historical stock option practices

See Note 11 to the consolidated financial statements included in Item 8 of this report for information regarding inquiries into our historical stock option practices being conducted by the SEC and under a Federal Grand Jury subpoena. In the event that either or both of these investigations lead to action against any of our current or former directors, officers, or employees, or the Company itself, the trading price of our common stock may be adversely impacted. If we are subject to adverse findings in either of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Also see Note 11 with respect to class action litigation and other matters related to our historical stock option practices .

We may be required to further amend our financial statements

With the filing of the Form 10-K/A for fiscal year 2006 to restate our historical financial statements in order to reflect additional non-cash stock-based compensation following a review of our stock option practices (the “restatement”) and the fiscal year 2007 Form 10-Qs in March 2007, we believe we have corrected the accounting errors arising from our past stock option practices. However, if the SEC disagrees with the accounting methods we used, objects to the manner in which we disclosed the restated financial information or related qualitative information, or otherwise imposes additional requirements with respect to our restated financial statements or stock option restatements in general, we could be required to further amend these filings. Further restatement could also be required if new facts become available as a result of the SEC inquiry, the Federal Grand Jury subpoena, the stockholder litigation or through other means. A further revision of our financial statements could negatively affect our business and the price of the Company’s common stock. Also, a further revision of our financial statements could delay the filing of subsequent SEC reports which, in turn, might result in the delisting of our stock from the NASDAQ Stock Market for failure to meet listing maintenance requirements.

Risks Relating to our Business Strategies, Personnel and Other Operations

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

If our stock price declines below the exercise price of stock options held by our employees, the retention incentive aspect of the stock options is lost and there is a greater likelihood we will be unable to retain key talent.

We face risks associated with companies we have acquired in the past and may acquire in the future

We have expanded our operations through strategic acquisitions, such as the acquisition of Sierra Monolithics, Inc. (“SMI”) in December 2009, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions have used and could use in the future a significant portion of our available liquid assets or we could incur debt or issue equity securities to fund acquisitions. Issuance of equity securities could be dilutive to existing shareholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse. We cannot provide any assurance that any acquisition will have a positive impact on our future performance.

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

The recently completed acquisition of Sierra Monolithics, Inc. may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock

On an adjusted basis, which excludes expenses related to the amortization of acquisition-related intangible assets and, includes the expected synergies, the acquisition of Sierra Monolithics, Inc, in December 2009 is expected to be earnings per diluted share accretive in fiscal year 2011. These expectations are based on preliminary estimates which may materially change, including higher-than-expected transaction and integration-related costs or a failure to realize all of the benefits anticipated in the acquisition. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the acquisition and cause a decrease in the price of our common stock.

We rely on certain critical information systems for the operation of our business

We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers or third parties. These information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks; however, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business.

The costs associated with our indemnification of certain customers, distributors, and other parties could be higher in future periods

In the normal course of our business, we indemnify other parties, including customers, distributors, and lessors, with respect to certain matters. These obligations typically arise pursuant to contracts under which we agree to hold the other party harmless against losses arising from a breach of representations and covenants related to certain matters, such as acts or omissions of our employees, infringement of third-party intellectual property rights, and certain environmental matters. We have not incurred any significant expense as a result of agreements of this type in at least a decade, but there can be no assurances that we will not incur expense under these indemnification provisions in the future.

We have also entered into agreements with our current and former directors and certain of our current and former executives indemnifying them against certain liabilities incurred in connection with their duties. Our Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to our current and former directors and employees, as does the California Labor Code. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. Prior to fiscal year 2007, we had not incurred any significant expense as a result of agreements of this type for at least a decade. Since fiscal year 2007, in conjunction with the review of our historical stock option practices and related litigation, we have incurred significant expense by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of our Board of Directors authorizing such advances. We expect that these expenses will continue to be significant until the government inquiries and option-related litigation are resolved. See Note 11 to the consolidated financial statements included in Item 8 of this report for information regarding indemnification arrangements associated with the restatement and its underlying circumstances. We cannot estimate the amount of potential future payments, if any, that we might be required to make with respect to other matters as a result of these agreements, corporate documents, and statutes.

We could face claims by individuals whose options have been cancelled or re-priced by the Special Litigation Committee of the Board of Directors

We could face claims from individuals whose options have been cancelled or re-priced by the Special Litigation Committee of the Board of Directors that was charged with determining the consequences of the behavior of certain individuals who were found by a separate Special Committee of the Board of Directors to have various degrees of culpability with regard to past improper stock option practices.

Our share price could be subject to extreme price fluctuations, and stockholders could have difficulty trading shares

Historically, the market for the stock of high technology companies has been volatile, and the market price of our common stock has been and may continue to be subject to significant fluctuations. Fluctuations could be in response to items such as operating results, announcements of technological innovations, or market conditions for technology stocks in general. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the price of our common stock.

In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company’s stock price. See Note 14 to the consolidated financial statements included in Item 8 of this report for information regarding a class action suit filed in fiscal year 2008 relating to our past stock option practices. This type of litigation could result in substantial costs and divert our management’s attention and resources.

In addition, the future sale of a substantial number of shares of common stock by us or by our existing stockholders or option holders (including directors, officers, and employees, many of whom hold stock options that are approaching their expiration date) may have an adverse impact on the market price of the shares of common stock. There can be no assurance that the trading price of our common stock will remain at or near its current level. The market price of our common stock may be adversely affected by matters arising from the aforementioned SEC investigation, grand jury subpoena and class action litigation, as well as by press commentary on our situation and option granting practices in general.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Camarillo, California where we own an approximately 85,000 square foot facility that was completed in 2002. The parcel on which our headquarters is located can accommodate substantial expansion. The Camarillo facility houses inside sales, marketing and administrative offices as well as a very limited amount of test and probe activity.

We own a 30,000 square foot building in Reynosa, Mexico that supports some of the assembly and production needs of the Microwave and High-Reliability product line.

We lease an approximately 10,000 square foot building in San Diego, California that houses design, test and administrative functions and serves as a development center for our Advanced Communications and Sensing product line. The lease on this facility runs through September 2014, with an option to extend for an additional five years.

Our Redondo Beach, California facilities consist of approximately 20,000 total square feet of leased space which house general offices for business functions relating to our recently acquired subsidiary, SMI, as well as assembly and production space for certain products of our Microwave and High-Reliability product line. The leases on these facilities expire in 2010 which we expect to be able to renew on reasonable terms. We also lease approximately 15,000 square feet in Irvine, California which facility houses design, test and administrative functions for our Transport & Datacom and Microwave & High-Reliability Product Groups. The lease on this facility expires in June 2014, with a one-time right to terminate early in June 2012 with advance notice.

We lease a facility in St. Gallen, Switzerland which serves as corporate headquarters for our Semtech International AG subsidiary and houses finance, administrative and other general functions. The lease on this facility runs through June 2011. In addition, we lease office and warehouse space in Neuchatel, Switzerland, the headquarters for our Advanced Communications and Sensing product line. The leases on these facilities expire in 2013.

We also lease space to house certain of our other design, sales and marketing and operations in San Jose, California; Raleigh, North Carolina; China; France; Germany; Japan; South Korea; the Philippines; Taiwan; and the United Kingdom. The space we lease in New York City has been sublet.

We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

The descriptions of the legal proceedings in Note 11 to the financial statements included in this report are incorporated by reference to this Item 3.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

During fiscal years 2010 and 2009, our common stock traded on the NASDAQ Global Select Market under the symbol “SMTC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the NASDAQ market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ending January 25, 2009:
First Quarter	$16.56	$11.27
Second Quarter	$18.56	$12.95
Third Quarter	$16.52	$9.34
Fourth Quarter	$12.41	$8.80

Fiscal year ending January 31, 2010:
First Quarter	$15.01	$10.82
Second Quarter	$18.43	$13.61
Third Quarter	$19.16	$15.93
Fourth Quarter	$17.55	$14.66

On March 25, 2010, the reported last sale price of our common stock on the NASDAQ Global Select Market was $17.33 per share.

Holders

As of March 25, 2010, we had 513 holders of record of our common stock.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock during at least the two most recent fiscal years and our Board of Directors has not indicated an intent to declare a cash dividend on the common stock in the foreseeable future.

Purchases of Equity

Information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2010 follows:

Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
November 2009 (10/26/09-11/22/09)	—	—	—	$15.0 million
December 2009 (11/23/09-12/20/09)	—	$—	—	$15.0 million
January 2010 (12/21/09-1/31/10)	—	$—	—	$15.0 million
Total fourth quarter	—	—	—

1)	On March 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time through negotiated or open market transactions. This stock repurchase program does not have an expiration date.
2)	The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information set forth in Part III, Item 12 of this Form 10-K.

Sales of Unregistered Securities

We did not make any unregistered sales of equity securities during fiscal year 2010.

Performance Graph

This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2005 in (i) the Company’s common stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2005	2006	2007	2008	2009	2010
Semtech	100	106	74	70	64	83
NASDAQ	100	113	120	115	73	105
PHLX	100	138	116	88	53	79

The information contained in this Item 5 under the heading “Performance Graph” (i) is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and (ii) shall not be incorporated by reference into any registration statement or other document pursuant to the Exchange Act, or the Securities Act, except as shall be expressly set forth by specific reference in such filing to this Item 5 Performance Graph information.

Item 6.	Selected Financial Data

The consolidated statement of income data set forth below for fiscal years 2010, 2009 and 2008 and the consolidated balance sheet data as of the end of fiscal years 2010 and 2009 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this report. The consolidated statement of income data for fiscal years 2007 and 2006 and the consolidated balance sheet data as of the end of fiscal years 2008, 2007 and 2006 are derived from the audited financial statements previously filed with the SEC on Forms 10-K and 10-K/A.

This information should be read in conjunction with Management’s Discussion and Analysis contained in Item 7 of this report, the audited financial statements and accompanying notes included in Item 8 of this report, and the corresponding items included in our Form 10-K for fiscal years 2009, 2008, and 2007 and in our Form 10-K/A for fiscal year 2006 (the “10-K/A”). Information that has been previously filed or otherwise reported for the periods presented in this Item 6 (and opinions of our independent public accounting firms thereon), other than as reported in our Form 10-K/A or subsequently filed reports, should no longer be relied upon.

Financial statements and the related reports of our independent public accountants, earnings press releases, and similar communications issued prior to July 20, 2006, should no longer be relied upon and have been superseded by the information contained in the Form 10-K/A for fiscal year 2006 filed on March 29, 2007 (“Form 10-K/A”) that was filed to reflect additional non-cash stock-based compensation following a review of our historical stock option practices (the “restatement”); our Quarterly Reports on Form 10-Q for the quarterly periods ending April 20, 2006, July 30, 2006, and October 29, 2006 which were filed concurrently with the Form 10-K/A (the “FY 2007 Form 10-Qs”); and in reports filed with the SEC subsequent to the filing of Form 10-K/A.

The fiscal year ended January 31, 2010 consisted of fifty-three weeks with the extra week falling in the fourth quarter. All other fiscal years presented consisted of fifty-two weeks. Our past results are not necessarily indicative of our future performance.

Income Statement Data

(in thousands, except per share amounts)

	Fiscal Year Ended
	January 31 2010	January 25 2009	January 27 2008	January 28 2007	January 29 2006
Net Sales	$286,560	$294,820	$284,790	$252,538	$239,338
Cost of Sales	130,514	135,233	128,513	115,564	105,236

Gross Profit	156,046	159,587	156,277	136,974	134,102
Operating costs and expenses:
Selling, general and administrative	77,448	72,890	68,924	70,661	45,471
Product development and engineering	44,847	41,405	43,064	41,256	37,928
Intangible amortization (1)	2,348	1,091	1,102	1,192	4,954
Restructuring costs	486	2,310	—	—	—

Total operating costs and expenses	125,129	117,696	113,090	113,109	88,353

Operating income	30,917	41,891	43,187	23,865	45,749
Interest and other income, net	3,054	4,287	15,120	13,546	7,286

Income before taxes	33,971	46,178	58,307	37,411	53,035
Provision for taxes	33,014	8,657	10,524	6,283	11,084

Net income	$957	$37,521	$47,783	$31,128	$41,951

Earnings per share:
Basic	$0.02	$0.61	$0.72	$0.43	$0.57
Diluted	$0.02	$0.61	$0.71	$0.42	$0.55
Weighted average number of shares used in computing earnings per share:
Basic	60,779	61,249	66,424	72,372	73,436
Diluted	61,676	61,999	67,709	74,017	76,114

(1)	Intangible amortization is related to the June 2005 acquisition of XEMICS SA and the December 2009 acquisition of Sierra Monolithics, Inc.

Balance Sheet Data

(In thousands)

	Balances as of
	January 31 2010	January 25 2009	January 27 2008	January 28 2007	January 29 2006
Cash, cash equivalents and investments	$162,223	$258,815	$213,397	$338,480	$275,493
Working capital	143,786	279,887	255,562	325,443	236,486
Total assets	514,294	420,795	395,412	521,654	472,946
Other long-term liabilities	33,525	8,960	10,680	7,450	5,478
Total stockholders’ equity	405,741	378,020	348,710	481,181	437,653

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 “Selected Consolidated Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

As discussed in “Special Note Regarding Forward-Looking and Cautionary Statements” earlier in this report, this Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements, including as a result of the risks described in the cautionary statements in Item 1A “Risk Factors” and elsewhere in this Form 10-K, in our other filings with the SEC, and in material incorporated herein and therein by reference. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally into applications within the high-end consumer, industrial, computing and communications end-markets. The high-end consumer market includes handheld products, set-top boxes, digital televisions, digital video recorders and other consumer equipment. Applications for the industrial market include automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, and other industrial equipment. Computing product markets include desktops, notebooks, servers, graphic boards, monitors, printers, and other computer peripherals. Communications market applications include base stations, optical networks, switches and routers, wireless LAN, and other communication infrastructure equipment. Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel, Apple, Cisco, Compal Electronics, Huawei, Hewlett Packard, Intel, LG Electronics, Motorola, Nokia Siemens Networks, Phonak, Quanta Computer, Research In Motion, Samsung, Sanyo, and Sony.

We operate our business in one enterprise-wide reportable segment. Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during fiscal year 2010 were 52% of net sales. The remaining 48% of net sales were made through independent distributors.

Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. For the fiscal year ended January 31, 2010, approximately 50% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2010 constituted approximately 81% of our net sales. Approximately 58% of foreign sales in fiscal year 2010 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Results of Operations

Fiscal Year 2010 Compared With Fiscal Year 2009

Presented below is our estimate of net sales by end-market.

(fiscal years, in thousands)

	January 31, 2010		January 25, 2009
	Net Sales	% total	Net Sales	% total	Change
Computer	$40,875	14%	$52,860	18%	(23)%
Communications	66,038	23%	52,479	18%	26%
High-End Consumer	113,240	40%	111,341	37%	2%
Industrial/Other	66,407	23%	78,140	27%	(15)%

Net sales	$286,560	100%	$294,820	100%	(3)%

Net Sales. Net sales for fiscal year 2010 were $286.6 million, a decrease of 3% from $294.8 million for fiscal year 2009. While fiscal year 2010 revenue decreased modestly, revenue during the first half of fiscal year 2010 was $126.4 million, down 17% when compared to the first half of fiscal year 2009. Deteriorating global economic conditions resulted in reduced demand for our customer’s end products, which caused a severe reduction in orders of our component products during the first half of fiscal year 2010. Demand and orders increased during the second half of fiscal year 2010 as business conditions began to improve. Revenues in the fourth quarter of fiscal year 2010 also benefited from an extra week in the fiscal quarter and from $6.1 million of revenue attributable to the acquisition of SMI which was generated during the period December 10, 2009 through January 31, 2010.

Higher revenue in the communications end market was driven by higher unit volumes of Advanced Communications & Sensing products and Power Management products and the contribution of unit volumes from the Transport and Datacom product group. Higher revenues in the high-end consumer end market were driven by strengthening demand for Protection products. The reduction in computing revenues was attributed to the overall softness in the macro-economy and the strategy to exit lower margin areas of the computing end market. Within the industrial category, lower revenue was attributed to the overall softness in the macro-economy and the impact of a slowdown in military funding which impacted the Microwave and High-Reliability product group.

Gross Profit. Gross profit was $156.0 million and $159.6 million for fiscal years 2010 and 2009, respectively. Gross profit for fiscal year 2010 was negatively impacted by a 3% decrease in net sales. Our gross margin was 54.5% for fiscal year 2010, up from 54.1% in fiscal year 2009. Gross profit margins for fiscal year 2010 were positively impacted by product revenue mix with higher communications and high-end consumer activity and lower computing activity. The contribution of new product revenue from our Power Management product line also helped fiscal year 2010 gross margins.

Operating Costs and Expenses.

Operating Costs & Expenses

(fiscal years, in thousands)

	January 31, 2010		January 25, 2009
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$77,448	26%	$72,890	25%	6%
Product development and engineering	44,847	15%	41,405	14%	8%
Intangible amortization	2,348	1%	1,091	0%	115%
Restructuring costs	486	0%	2,310	1	100%

Total operating costs and expenses	$125,129	40%	$117,696	40%	6%

Selling, General & Administrative Expenses

Selling, general and administrative expenses for fiscal years 2010 and 2009 were $77.4 million and $72.9 million, respectively or an increase of $4.6 million or 6% in fiscal year 2010. Stock-based compensation expense was $13.6 million and $10.4 million in fiscal years 2010 and 2009, respectively. The year over year increase in equity compensation was principally driven by the impact of inducement and replacement awards issued to employees that joined the Company as a result of the SMI acquisition. Additionally, stock-based compensation in fiscal year 2009 benefited from the reversal of $1.7 million of expense attributable to performance grants that are no longer expected to vest. Selling, general and administrative expenses for fiscal year 2010 includes approximately $4.0 million of transaction and integration expenses attributed to the acquisition of SMI. Selling, general administrative expenses were partially offset by an insurance recovery in the amount of approximately $1.4 million related to the fire at our Reynosa, Mexico manufacturing facility in fiscal year 2009. These expenses were partially offset by reduced selling and marketing expenses.

Selling, general and administrative expenses for fiscal years 2010 and 2009 include approximately $3.3 million (net of insurance recoveries of $10.0 million) and $2.5 million, respectively, for legal, accounting, tax and other professional services in connection with matters related to our historical stock option practices, including the government inquiries, the related litigation, and other associated matters. Included in the fiscal year 2010 expense is a $10.0 million charge related to a settlement offer that was extended to the plaintiffs in the class action lawsuit. These expenses also include claims for advancement of legal expenses to current and former directors, officers and employees. See Notes 11 and 14 to our consolidated financial statements included in Item 8 of this report for additional information regarding expenses related to the class action lawsuit and historical stock option matters.

Product Development and Engineering Expenses

Product development and engineering expenses for fiscal years 2010 and 2009 were $44.8 million and $41.4 million, respectively or an increase of 8%. The increase in fiscal year 2010 is principally driven by the impact of the additional product development and engineering expenses resulting from the acquisition of SMI and a $1.3 million increase in stock-based compensation expense (which includes the impact of inducement and replacement awards issued to employees that joined the company as a result of the SMI acquisition).

Intangible Amortization

Intangible amortization, which reflects amortization costs associated with acquired intangibles, increased by $1.3 million in fiscal year 2010 compared to fiscal year 2009 as a result of the amortization of intangibles associated with our acquisition of SMI in the fourth quarter of fiscal year 2010.

Interest and Other Income, Net. Interest and other income, net was $3.1 million for fiscal year 2010, down from $4.3 million in fiscal year 2009. For fiscal years 2010 and 2009, the primary source of income was interest from investments and secondarily, gain (loss) from foreign currency transactions, gain/(loss) on sale of assets, and insurance proceeds recorded as other income.

Interest income decreased in fiscal year 2010 as a result of the continued environment of low interest rates and the focus on protecting principal by limiting the investment of new and maturing funds to the highest quality yet lower yielding investments.

The year over year decrease in interest income was partially mitigated by net gains related to foreign currency transactions and sale of assets and the receipt of insurance property claims recorded as other income.

Provision for Taxes. The provision for income taxes was $33.0 million for fiscal year 2010 compared to $8.7 million for fiscal year 2009. The effective tax rates for fiscal year 2010 and fiscal year 2009 were 97% and 19%, respectively. The dramatic increase in the effective tax rate in fiscal year 2010 resulted from the change in management’s assertions regarding the amount of foreign subsidiary earnings that are considered to be permanently reinvested offshore. See Note 10 to our consolidated financial statements included in Item 8 of this report for additional information.

Fiscal Year 2009 Compared With Fiscal Year 2008

Presented below is our estimate of sales by end-market.

(fiscal years, in thousands)

	January 25, 2009		January 27, 2008
	Net Sales	% total	Net Sales	% total	Change
Computer	$52,860	18%	$54,293	19%	(3)%
Communications	52,479	18%	48,537	17%	8%
High-End Consumer	111,341	37%	112,178	39%	(1)%
Industrial/Other	78,140	27%	69,782	25%	12%

Net sales	$294,820	100%	$284,790	100%	4%

Net Sales. Net sales for fiscal year 2009 were $294.8 million, an increase of 4% from $284.8 million for fiscal year 2008. While fiscal year 2009 revenue grew modestly, revenue during the fourth quarter was $62.7 million, down 20% from the fourth quarter of fiscal year 2008 and down 21% when compared to the third quarter of fiscal year 2009. Deteriorating global economic conditions resulted in reduced demand for our customer’s end products, which caused a severe reduction in orders of our component products. Demand and orders were further reduced during the fourth quarter as our customers began to work down their inventories, resulting in fewer replacement orders.

Within the industrial category, higher revenue was driven by increased capacity to service strong demand for our packaged discrete rectifier products targeted at military, medical and other industrial applications. This strength was partially offset by lower sales in support of the automated test equipment market. Within the high-end consumer and the computing groups, higher unit sales of our protection products were offset by lower average selling prices, and weakness in overall demand for power management products. Within the communications group, revenue benefited from higher unit sales of our protection products.

Gross Profit. Gross profit was $159.6 million and $156.3 million for fiscal years 2009 and 2008, respectively. Gross profit for fiscal year 2009 was positively impacted by a 4% increase in net sales. Our gross margin was 54.1% for fiscal year 2009, down from 54.9% in fiscal year 2008. Gross profit margins for fiscal year 2009 were negatively impacted by product revenue mix.

Operating Costs and Expenses.

Operating Costs & Expenses

(fiscal years, in thousands)

	January 25, 2009		January 27, 2008
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$72,890	25%	$74,263	26%	(2)%
Product development and engineering	41,405	14%	43,064	15%	(4)%
Intangible amortization	1,091	0%	1,102	0%	(1)%
Restructuring costs	2,310	1%	—	—	100%
Insurance related legal expenses	—	—%	(5,339)	(1)%	(100)%

Total operating costs and expenses	$117,696	40%	$113,090	40%	4%

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal years 2009 and 2008 include approximately $2.5 million and $6.2 million, respectively, for legal, accounting, tax and other professional services in connection with matters related to our historical stock option practices, including the government inquiries, the related litigation, and other associated matters. These expenses include claims for advancement of legal expenses to current and former directors, officers and employees. These expenses also include charges related to compensating optionees who were prevented from exercising expiring or lapsing options during the restatement process. See Notes 11 and 14 to our consolidated financial statements included in Item 8 of this report for additional information regarding expenses related to the historical stock option matters.

Selling, general and administrative expenses for fiscal year 2009 also includes $859,000 (net of $370,000 of insurance recovery) expenses related to retooling and retrofit and the write-off of damaged equipment resulting from the fire at our Reynosa, Mexico facility. See Note 15 to our consolidated financial statements included in Item 8 of this report for additional information regarding the Reynosa fire.

Selling, general and administrative expenses for fiscal year 2008 include $1.2 million of legal fees and expenses related to litigation by the Company seeking insurance recovery of amounts associated with resolution of a past customer dispute. Also included in fiscal year 2008 operating expenses is a $6.5 million gain associated with the settlement by the remaining insurance company defendants in that dispute.

Stock-based compensation in fiscal year 2009 benefited from the reversal of $1.7 million of expense attributable to performance grants that are no longer expected to vest.

Product Development and Engineering Expenses

Product development and engineering expenses for fiscal years 2009 and 2008 were $41.4 million and $43.1 million, respectively. The decrease in fiscal year 2009 was principally driven by restructuring activities that occurred in fiscal year 2009.

Restructuring Costs

Fiscal year 2009 includes a $2.3 million charge. See Note 16 to our consolidated financial statements included in Item 8 of this report for additional information regarding restructuring costs.

Interest and Other Income Net. Interest and other income net was $4.3 million for fiscal year 2009, down from $15.1 million in fiscal year 2008. For fiscal years 2009 and 2008, a vast majority of interest and other income was interest income from investments. The dramatic drop in interest earnings resulted from overall lower market rates and our focus on maximizing protection of investment principal in fiscal year 2009.

Provision for Taxes. The provision for income taxes was $8.7 million for fiscal year 2009 compared to $10.5 million for fiscal year 2008. The effective tax rates for fiscal year 2009 and fiscal year 2008 were 19% and 18%, respectively. The decrease in income and the regional mix of income resulted in decreased tax expense in fiscal year 2009.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements. As of January 31, 2010, our total shareholders’ equity was $405.7 million. At that date we also had approximately $136.1 million in cash and short-term investments, as well as $26.2 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative fiscal years are presented below:

	Fiscal Years Ended
(in millions)	January 31, 2010	January 25, 2009	January 27, 2008

Sources of Cash
Operating activities, including working capital changes	$83.3	$78.0	$61.3
Proceeds from exercise of compensatory stock plans, including tax benefits	11.7	11.4	26.5
Net (increase) decrease in investments	29.9	(70.5)	136.0
Proceeds from sale of land	—	—	9.5

Total sources of cash	$124.9	$18.9	$233.3

Uses of Cash
Capital expenditures, net of sale proceeds (excluding land sale)	$(8.6)	$(9.0)	$(3.2)
Purchase of intangibles	(2.3)	—	—
Acquisition, net of cash acquired	(175.8)	—	—
Stock repurchases	(2.9)	(35.1)	(219.9)
Repayment of long-term debt	(2.4)	—	—

Total uses of cash	$(192.0)	$(44.1)	$(223.1)

Net increase (decrease) in cash and cash equivalents	$(67.1)	$(25.2)	$10.2

We incur significant expenditures in order to fund the development, design, and manufacture of new products. We intend to continue to focus on those areas that have shown potential for viable and profitable market opportunities, which may require additional investment in equipment and will require continued, and perhaps additional, investment in design and application engineers aimed at developing new products. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by our operations and our existing cash balances.

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 31, 2010, our foreign subsidiaries held approximately $108.0 million of cash, cash equivalents, and short-term investments compared to $196.5 million at January 25, 2009. If we needed these funds for investment in domestic operations, any repatriation, such as that which occurred in fiscal year 2010 to partially fund the acquisition of SMI, could result in increased tax liabilities.

One of our primary goals is to constantly improve the cash flows from our existing business activities. Our cash, cash equivalents and investments noted above, when combined with the lack of any outstanding debt obligations, give us the flexibility to leverage our free cash flow to return value to shareholders (in the form of stock repurchases) while also pursuing business improvement opportunities.

Additionally, we will continue to seek to maintain and improve our existing business performance with necessary capital expenditures and, potentially, acquisitions that may further improve our base business with prospects of a proper return. Acquisitions might be made for either cash or stock consideration, or a combination of both.

Operating Activities

Net cash provided by operating activities is primarily due to net income adjusted by non-cash items plus fluctuations in operating assets and liabilities. Non-cash adjustments include deferred income taxes, stock-based compensation expense, depreciation, amortization of intangible assets, and tax benefits from stock-based awards.

Stock based compensation increased to $19.9 million in fiscal year 2010 from $15.7 million in fiscal year 2009. The $4.2 million increase is attributable to inducement and replacement awards issued to employees that joined the Company as a result of the acquisition of SMI. Also, in fiscal year 2009, we reversed $1.7 million of stock based compensation expense associated with performance grants that were no longer expected to vest.

Excluding the impact of the increase in assets and liabilities associated with the acquisition of SMI, fluctuations in operating assets and liabilities generated cash in fiscal year 2010, driven primarily by the following:

•	Accounts receivable declined by $2.7 million due to lower year over year sales

•

Inventory declined by $4.3 million due to tighter management of inventory levels and faster inventory turns at the end of fiscal year 2010 compared to higher inventory levels and slower inventory turns at the end of fiscal year 2009 due to the economic slowdown

•	Accounts payable increased by $10.7 million due to higher manufacturing levels tied to stronger product demand

•	Accrued liabilities increased by $10.2 million primarily due to the accrual of expenses related to our historical stock option practices

•	Income taxes payable increased by $6.4 million primarily due to the repatriation of foreign earnings to the U.S. in fiscal year 2010

Investing Activities

Cash used in investing activities is primarily attributable to capital expenditures, purchases and sales of investments, purchases of intangible assets, and the acquisition of SMI.

Capital expenditures were $8.7 million (net of sale proceeds of $108,000) in fiscal year 2010 compared to $9.0 million (net of sale proceeds of $20,000) in fiscal year 2009. The increases in capital expenditures were made to maintain and expand our test capacity, support engineering and manufacturing functions, and to support our recovery effort related to the fire at our Reynosa, Mexico manufacturing facility. Insurance recoveries have covered most of the costs related to this fire. Restoration efforts at the Reynosa manufacturing facility were completed in fiscal year 2010 and no additional restoration costs or insurance recoveries are expected.

On February 6, 2009, we acquired certain assets comprising a business line from Leadis Technology Inc. for $2.3 million.

On December 9, 2009, we acquired SMI for $175.8 million, net of cash acquired, in an all cash transaction. Funding of the purchase price was sourced from cash and cash equivalents and required the liquidation of a significant amount of our temporary and long-term investments.

Financing Activities

Cash provided by financing activities is primarily attributable to the proceeds from stock option exercises offset by the repayment of long-term debt assumed as part of the SMI acquisition, the payment of statutory tax withholding obligations related to the vesting of restricted stock, and stock repurchases.

For fiscal year 2010, cash collected directly from grantee exercises of stock options was $11.7 million compared with $9.1 million in fiscal year 2009. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and, indirectly, by other considerations of those grantees. Such proceeds are difficult to forecast. While the level of such cash inflow to us is subject to several factors which are not within our control, we believe that such proceeds will remain an important secondary source of cash after cash flow from operations.

We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. In fiscal year 2010, we repurchased 105,000 shares under this program for $1.4 million at an average price of $13.30 per share. In addition to the direct repurchase activity, 101,822 shares valued at $1.5 million were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations.

As a result of our acquisition of SMI, we assumed $2.4 million of long-term debt. This debt was repaid in the fourth quarter of fiscal year 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as those arrangements are defined by the SEC, that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We do not have any unconsolidated subsidiaries or affiliated entities. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support; We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Noted below under “Contractual Obligations” are various commitments we have associated with our business, such as lease commitments and open purchase obligations, which are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 31, 2010.

Contractual Obligations

Presented below is a summary of our contractual obligations as of January 31, 2010.

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating leases	$3,268	$5,283	$2,493	$124	$11,168
Open capital purchase commitments	2,245	—	—	—	2,245
Other open purchase commitments	19,268	—	—	—	19,268
Other long-term liabilities	—	730		6,793	7,523

Total contractual cash obligations	$24,781	$6,013	$2,493	$6,917	$40,204

As of January 31, 2010, we had approximately $11.2 million in operating lease commitments that extend over a five-year period. The portion of these operating lease payments due during fiscal year 2011 is approximately $3.3 million.

Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 31, 2010, as we have not yet received the related goods or taken title to the property.

We maintain a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $7.1 million as of January 31, 2010 and $5.1 million as of January 25, 2009, and is included in other long-term liabilities on the balance sheet and in the table above. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period. Compensation expense under this plan for fiscal years 2010, 2009 and 2008 totaled approximately $1.4 million (net of $127,000 of forfeitures), $466,000 (net of $201,000 of forfeitures) and $345,000 (net of $206,000 of forfeitures), respectively.

We have purchased whole life insurance on the lives of some of our current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of our costs of the deferred compensation plan. The cash surrender value of our Company-owned life insurance was $5.5 million as of January 31, 2010 and $4.4 million as of January 25, 2009, and is included in other assets.

We have $13.8 million of accrued taxes for uncertain tax positions. We expect that any tax increases from audits would be substantially offset by carryforward tax attributes (i.e., tax credits). Due to the high degree of uncertainty regarding the amounts and timing of possible future cash outflows associated with these liabilities for uncertain tax positions, and the likelihood that any tax liability would be substantially offset by utilizing carryforward tax attributes, we are unable to make reasonable estimates of the period of possible cash settlement.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements, included in Item 8, of this report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

After determining the fair value of our available-for-sale investments, unrealized gains or losses on these investments are recorded to other comprehensive income, until either the investment is sold or we determine that a decline in value is other-than-temporary. Determining whether a decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider: the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause us to believe that the debt instrument will not mature and be paid in full; and our ability and intent to hold the investment to maturity. If management decides not to hold an investment until maturity, it may result in the recognition of an other-than-temporary impairment.

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

Revenue and Cost of Sales

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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The deferred gross margin does not include any adjustments for sales returns. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred Revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2010 or fiscal year 2009.

The following table summarizes the deferred net revenue balance:

Deferred revenue
(in thousands)
	January 31, 2010	January 25, 2009
Deferred revenues	$4,099	$5,198
Deferred cost of revenues	1,771	2,390

Deferred revenue, net	$2,328	$2,808

Deferred product design and engineering revenue	948	0

Total deferred revenue	$3,276	$2,808

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

In connection with pending class action litigation (see “Class Action Lawsuit” in Note 11 to the consolidated financial statements included in Item 8 of this report), we made a firm settlement offer to the plaintiffs in January 2010 in the amount of $10 million, offered as full payment to settle any and all claims arising from or relating to the matters at issue in the litigation. The settlement offer remains pending, and the amount so offered has been recorded as a liability for purposes of our financial statements.

Stock-Based Compensation

We measure compensation cost for all share-based payments (including stock options) at fair value using a valuation model, which considers, among other things, estimates and assumptions on the rate of forfeiture, expected life of options and stock price volatility. If any of the assumptions used in the valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period and actual results may differ from estimates.

Impairment of Goodwill and Other Intangible Assets

We test goodwill for impairment in the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period.

We record impairment losses on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant management estimates are required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax impact is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period of change.

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

The income tax effects of share-based payments are recognized for financial reporting purposes only if such awards are expected to result in a tax deduction. We do not recognize a deferred tax asset for an excess tax benefit (that is, a tax benefit that exceeds the amount of compensation cost recognized for the award for financial reporting purposes) that has not been realized. In determining when an excess tax benefit is realized, we have elected to follow the ordering provision of the tax law.

In addition to the risks to the effective tax rate discussed above, the effective tax rate reflected in forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates.

New Accounting Standards

Business Combinations—In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance that provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This guidance also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which required us to adopt these provisions for business combinations occurring in fiscal year 2010 and thereafter. We applied these new standards in recording the acquisition from Leadis Technology Inc. during the quarter ended April 26, 2009 and the acquisition of SMI in the fourth quarter of fiscal year 2010. See Note 4 to the consolidated financial statements included in Item 8 of this report.

Determination of the Useful Life of Intangible Assets—In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This statement is currently effective and did not impact the consolidated financial results.

Recognition and Presentation of Other-Than-Temporary Impairments—In April 2009, the FASB issued guidance to improve clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This statement is currently effective and did not impact our financial results.

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

The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles—In June 2009, the FASB issued the Codification, which was launched on July 1, 2009. The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy previously provided and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our disclosures have been updated to be consistent with the Codification.

Fair Value Measurements and Disclosures(Topic 820)-Improving Disclosures about Fair Value Measurements”—In January 2010, the FASB issued guidance to improve the disclosures for Level 1, Level 2 and Level 3 fair value measurements. This standard requires new disclosures for significant transfers in and out of Level 1 and level 2 fair value measurements, and requires us to separately report information about purchases, sales issuances and settlements of level 3 fair value measurements. This statement will be effective for our fiscal quarter ending May 2, 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of market risks, such as the foreign exchange and interest rate risks that are detailed below. Many of the factors that can impact our market risk are external to the Company, and so we are unable to fully predict them.

Macro-Economic Conditions

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

Foreign Currency Risk

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates and we could experience foreign currency exchange gains or losses. Historically, we have not considered our foreign currency exposure to be material. Therefore, we have not utilized foreign currency hedging products to mitigate foreign currency risks. Our foreign currency exposures may increase over time as the level of activity in foreign markets grows. Changes in the rates could have an adverse impact upon our financial results.

A relatively small amount of our monetary assets and liabilities are denominated in foreign currencies, principally the Swiss Franc, Mexican Peso, British Pound Sterling and the Euro. Fluctuations in these currencies relative to the United States dollar will result in transaction gains or losses included in net earnings.

All of our foreign sales, which amounted to $232.6 million in fiscal year 2010, are denominated in United States dollars. Currency exchange rate fluctuations in foreign countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

For fiscal year 2010, we spent approximately $5.3 million in British Pound Sterling, $16.4 million in Swiss Francs, $3.0 million in Euros and $7.8 million in Mexican Pesos for operating expenses.

In general, we purchase foreign currencies on a spot basis as needed to fund local operations. As of January 31, 2010, we did not hold a significant amount of foreign currency other than $1.0 million denominated in Mexican Pesos. If rates of these foreign currencies were to strengthen or weaken relative to the U.S. dollar, we would realize gains or losses in converting these funds back into U.S. dollars.

Interest Rate and Market Risk

As of January 31, 2010, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of January 31, 2010, we had $80.6 million of cash and cash equivalents and $81.6 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $2.0 million in fiscal year 2010. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.

Our investments are subject to market risks, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers following investment guidelines set by us. Such guidelines prescribe credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Beginning in the third quarter of fiscal year 2009, we implemented an investment strategy limiting investment of new funds and maturing securities to U.S. Treasury, Federal agency securities, and high quality money market funds with the objective of lowering the overall credit risk of the portfolio.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Semtech Corporation

We have audited Semtech Corporation and subsidiaries internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Semtech Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting set forth in Item 9A of this Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Semtech Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sierra Monolithics, Inc., which is included in the January 31, 2010 consolidated financial statements of Semtech Corporation and subsidiaries and constituted $223.3 million and $110.7 million of total and net assets, respectively, as of January 31, 2010 and $6.1 million and $2.1 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Semtech Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Sierra Monolithics, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semtech Corporation and subsidiaries as of January 31, 2010 and January 25, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010 of Semtech Corporation and subsidiaries and our report dated April 1, 2010 expressed an unqualified opinion thereon

/s/ Ernst & Young LLP

Westlake Village, California

April 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Semtech Corporation

We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries as of January 31, 2010 and January 25, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation and subsidiaries at January 31, 2010 and January 25, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Semtech Corporation’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Westlake Village, California

April 1, 2010

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share)

	Year Ended
	January 31 2010	January 25 2009	January 27 2008
Net Sales	$286,560	$294,820	$284,790
Cost of Sales	130,514	135,233	128,513

Gross Profit	156,046	159,587	156,277
Operating costs and expenses:
Selling, general and administrative	77,448	72,890	68,924
Product development & engineering	44,847	41,405	43,064
Intangible amortization	2,348	1,091	1,102
Restructuring costs	486	2,310	—

Total operating costs and expenses	125,129	117,696	113,090

Operating income	30,917	41,891	43,187

Interest and other income, net	3,054	4,287	15,120

Income before taxes	33,971	46,178	58,307
Provision for taxes	33,014	8,657	10,524

NET INCOME	$957	$37,521	$47,783

Earnings per share:
Basic	$0.02	$0.61	$0.72
Diluted	$0.02	$0.61	$0.71
Weighted average number of shares used in computing earnings per share:
Basic	60,779	61,249	66,424
Diluted	61,676	61,999	67,709

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2010 AND JANUARY 25, 2009

(In thousands, except share data)

	January 31, 2010	January 25, 2009
Assets

Current assets:
Cash and cash equivalents	$80,598	$147,666
Temporary investments	55,462	98,735
Receivables, less allowances of $1,302 at January 31, 2010 and $843 at January 25, 2009	31,163	27,467
Inventories	33,819	27,986
Deferred income taxes	11,808	4,287
Other current assets	5,964	7,561

Total current assets	218,814	313,702
Property, plant and equipment, net	38,063	31,786
Investments, maturities in excess of 1 year	26,163	12,414
Deferred income taxes	7,153	25,544
Goodwill	129,651	25,540
Other intangibles, net	84,343	2,091
Other assets	10,107	9,718

TOTAL ASSETS	$514,294	$420,795

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,643	$10,653
Accrued liabilities	35,656	15,915
Income taxes payable, net	8,512	2,108
Deferred revenue	3,276	2,808
Accrued taxes	2,609	727
Deferred income taxes	1,332	1,604

Total current liabilities	75,028	33,815
Deferred income taxes	16,505	101
Accrued taxes	9,497	3,563
Other long-term liabilities	7,523	5,296
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 61,261,015 outstanding on January 31, 2010 and 78,136,144 issued and 60,287,427 outstanding on January 25, 2009	784	784
Treasury stock, at cost, 16,868,879 shares as of January 31, 2010 and 17,817,688 shares as of January 31, 2009	(279,306)	(295,844)
Additional paid-in capital	348,741	338,603
Retained earnings	334,704	333,747
Accumulated other comprehensive income	818	730

Total stockholders’ equity	405,741	378,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$514,294	$420,795

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Number of Shares	Amount
Balance at January 28, 2007	72,304,877	$774	$315,972	$250,517	$(85,955)	$(127)	$481,181
Comprehensive income:
Net income	—	—	—	47,783	—	—	47,783
Cummulative effect related to the initial adoption of FIN48	—	—	—	(2,074)	—	—	(2,074)
Change in net unrealized holding gain (loss) on available-for-sale investments	—	—	—	—	—	696	696

Comprehensive income	—	—	—	—	—	—	46,405
Stock-based compensation	—	—	14,541	—	—	—	14,541
Repurchase of outstanding common stock	(12,889,354)	—	—	—	(219,933)	—	(219,933)
Treasury stock reissued	756,596	—	(5,558)	—	14,283	—	8,725
Shares issued under equity award plans	1,018,468	10	8,031	—	—	—	8,041
Tax benefit from stock based compensation	—	—	9,750	—	—	—	9,750

Balance at January 27, 2008	61,190,587	$784	$342,736	$296,226	$(291,605)	$569	$348,710
Comprehensive income:
Net income	—	—	—	37,521	—	—	37,521
Change in net unrealized holding gain on available-for-sale investments	—	—	—	—	—	118	118
Translation adjustment	—	—	—	—	—	43	43

Comprehensive income	—	—	—	—	—		37,682
Stock-based compensation	—	—	15,432	—	—	—	15,432
Repurchase of outstanding common stock	(2,606,098)	—	—	—	(35,063)	—	(35,063)
Treasury stock reissued	1,677,938	—	(21,737)	—	30,824	—	9,087
Shares issued under equity award plans	25,000	—	—	—	—	—	—
Tax benefit from stock based compensation	—	—	2,172	—	—	—	2,172

Balance at January 25, 2009	60,287,427	$784	$338,603	$333,747	$(295,844)	$730	$378,020
Comprehensive income:							—
Net income	—	—	—	957	—	—	957
Change in net unrealized holding gain on available-for-sale investments	—	—	—	—	—	83	83
Translation adjustment	—	—	—	—	—	5	5

Comprehensive income	—	—	—	—	—		1,045
Acquisition consideration, exchanged options	—	—	458	—	—	—	458
Stock-based compensation	—	—	18,977	—	—	—	18,977
Repurchase of outstanding common stock	(206,350)	—	—	—	(2,931)	—	(2,931)
Treasury stock reissued	1,154,938	—	(8,181)	—	19,469	—	11,288
Shares issued under equity award plans	25,000	—	—	—	—	—	—
Tax benefit from stock based compensation	—	—	(1,116)	—	—	—	(1,116)

Balance at January 31, 2010	61,261,015	$784	$348,741	$334,704	$(279,306)	$818	$405,741

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	January 31,	January 25,	January 27,
	2010	2009	2008
Cash flows from operating activities:
Net income	$957	$37,521	$47,783
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,357	8,324	10,226
Deferred income taxes	15,824	(900)	(2,140)
Stock-based compensation	19,935	15,724	14,719
Tax benefit on stock based compensation	1,603	4,696	9,750
Excess tax benefits	(493)	(2,287)	(9,750)
(Gain) Loss on disposition of property, plant and equipment and available for sale securities	(139)	518	(1,392)
Changes in assets and liabilities:
Receivables	2,665	5,508	(8,021)
Inventories	4,269	848	(8,231)
Insurance recovery	—	6,500	—
Prepaid expenses and other assets	(364)	6,469	538
Accounts payable	10,686	(3,269)	4,013
Accrued liabilities	10,194	(2,928)	4,527
Deferred revenue	(180)	1,342	(685)
Income taxes payable	8,850	1,829	730
Other liabilities	1,160	(1,920)	(718)

Net cash provided by operations	83,324	77,975	61,349
Cash flows from investing activities:
Purchase of available-for-sale investments	(245,187)	(184,639)	(111,300)
Proceeds from sales and maturities of available-for-sale investments	275,056	114,124	247,298
Proceeds from sale of property, plant and equipment	108	20	10,050
Purchases of property, plant and equipment	(8,682)	(9,057)	(3,765)
Acquisitions, net of cash acquired	(178,061)	—	—

Net cash (used in) provided by investing activities	(156,766)	(79,552)	142,283
Cash flows from financing activities:
Excess tax benefit received on stock options	493	2,287	9,750
Exercise of stock options	11,288	9,087	16,766
Repurchase of outstanding common stock	(2,931)	(35,063)	(219,933)
Repayment of debt	(2,450)	—	—

Net cash provided by (used in) financing activities	6,400	(23,689)	(193,417)
Effect of exchange rate changes on cash and cash equivalents	(26)	43	—

Net (decrease) increase in cash and cash equivalents	(67,068)	(25,223)	10,215
Cash and cash equivalents at beginning of period	147,666	172,889	162,674

Cash and cash equivalents at end of period	$80,598	$147,666	$172,889

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Significant Accounting Policies

Business

Semtech Corporation (together with its subsidiaries, the “Company”) is a global supplier of analog and mixed-signal semiconductor products. The end-customers for the Company’s products are primarily original equipment manufacturers (“OEM’s”) that produce and sell electronics.

The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the computing, communications, high-end consumer and industrial end-markets.

Computing: desktops, notebooks, servers, graphic boards, printers, and other computer peripherals

Communications: base stations, optical networks, switches and routers, wireless LAN, and other communication infrastructure equipment

High-end consumer: handheld products, set-top boxes, digital televisions, digital video recorders and other consumer equipment

Industrial: automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, and other industrial equipment

Historically, the Company’s results have reflected some seasonality, with demand levels generally being higher in the computer and high-end consumer products segments during the third and fourth quarters of the Company’s fiscal year in comparison to the first and second quarters.

Significant Accounting Policies

Fiscal Year

The Company reports results on the basis of fifty-two and fifty-three week periods. The Company’s fiscal year ends on the last Sunday of January. The fiscal year ended January 31, 2010 consisted of fifty-three weeks with the extra week occurring in the fourth quarter of the year. The fiscal years ended January 25, 2009 and January 27, 2008 each consisted of fifty-two weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Semtech Corporation and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated.

Segment Information

The Company operates and accounts for its results in one reportable segment. The Company designs, develops, manufactures and markets high performance analog and mixed signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by guidance regarding segment disclosures. See Note 13 for further discussion of segments.

Use of Estimates

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. Investments consist of government and corporate obligations. The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and the amount invested with any one issuer. These investments, especially corporate obligations, are subject to default risk. The Company designates its investments as available for sale (“AFS”). Investments designated as AFS are reported at fair value. The Company records the unrealized gains and losses, net of tax, in stockholders’ equity as a component of comprehensive income. Realized gains or losses are recorded in “Interest and other income, net” in the Consolidated Statements of Income.

As of January 31, 2010, the Company had approximately $260,000 of deposits that were classified as restricted cash. These deposits are included in Other assets on the Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at net realizable value or the amount that the Company expects to collect on gross customer trade receivables. The Company evaluates the collectability of its accounts receivable based on a combination of factors. If the Company becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, it records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial condition of the Company’s customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. All of the Company’s accounts receivables are trade-related receivables. See Note 13 for a discussion of concentration risks.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Goodwill is not amortized, but is tested for impairment annually in the fourth quarter, or when indicators of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business among other factors. Goodwill is tested under the two-step approach for impairment at the reporting unit level. A reporting unit is an operating segment or a business unit one level below that operating segment for which discrete financial information is prepared and regularly reviewed by management. The Company has determined the reporting units to be at the operating segment level, which is the level at which management regularly reviews operating results and makes resource allocation decisions. Goodwill associated with the Xemics SA acquisition is included in one reporting unit. Goodwill associated with the acquisition of SMI is included in a separate reporting unit.

Step one is the identification of potential impairment. This involves comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.

Step two is the measurement of the amount of impairment loss. This involves comparison of the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of the goodwill. Once a goodwill impairment loss is recognized, the adjusted carrying amount becomes the accounting basis.

In fiscal years 2010 and 2009, the Company’s impairment reviews indicated that no potential impairment existed as of the testing date. See Note 7 for more information.

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

The estimated deferred gross margins on these sales, where there are no outstanding receivables, are recorded on the Consolidated Balance Sheets under the heading of “Deferred revenue.” The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from the estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

The following table summarizes the deferred revenue balance:

(in thousands)	January 31, 2010	January 25, 2009
Deferred revenues	$4,099	$5,198
Deferred cost of revenues	1,771	2,390

Deferred revenue, net	$2,328	$2,808

Deferred product design and engineering revenue	948	—

Total deferred revenue	$3,276	$2,808

Cost of Sales

Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.

Sales and Marketing

The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $249,000, $1.0 million and $830,000 for fiscal years 2010, 2009 and 2008, respectively.

Product Development and Engineering

Product development and engineering costs are charged to expense as incurred. Revenue from nonrecurring engineering services is recorded as an offset to product development expense incurred in support of this effort since these activities do not represent an earnings process core to the Company’s business and the Company expects to benefit from this research.

The Company received approximately $2.7 million, $3.2 million and $528,000 in fiscal years 2010, 2009 and 2008, respectively for nonrecurring engineering services. The Company incurred approximately $3.3 million, $1.2 million and $1.2 million in fiscal years 2010, 2009 and 2008, respectively in product development and engineering expense related to this nonrecurring engineering effort.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. The Consolidated Balance Sheets include current and long term prepaid taxes under “Other current assets” and “Other assets” and current and long term liabilities for uncertain tax positions under “Accrued taxes”.

As part of the process of preparing the Company’s consolidated financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company changes its valuation allowance in a period, the change is generally recorded through the tax provision on the Consolidated Statements of Income. See Note 10 for further discussion of income taxes.

The income tax effects of share-based payments are recognized for financial reporting purposes only if such awards are expected to result in a tax deduction. The Company does not recognize a deferred tax asset for an excess tax benefit (that is, a tax benefit that exceeds the tax benefit for the amount of compensation cost recognized for the award for financial reporting purposes) that has not been realized. In determining when an excess tax benefit is realized, the Company has elected to follow the ordering provision of the tax law.

Comprehensive Income

Comprehensive income is the change in stockholders’ equity that is not the result of investments by or distributions to stockholders. The components of comprehensive income, net of tax, were as follows:

(fiscal years, in thousands)	January 31, 2010	January 25, 2009	January 27, 2008
Net income	$957	$37,521	$47,783
Change in net unrealized holding gain (loss) on available-for-sale investments	83	118	696
Cummulative effect of initial adoption of accounting for uncertain tax positions	—	—	(2,074)
Gain (loss) for translation adjustment	5	43	—

Total comprehensive income	$1,045	$37,682	$46,405

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

Stock-Based Compensation

The Company has various equity award plans (“Plans”) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 31, 2010, the Company has granted stock option awards (“Options”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.

Earnings per Share

The computation of basic and diluted earnings per common share was as follows:

(fiscal years, in thousands, except per share amounts)	January 31, 2010	January 25, 2009	January 27, 2008
Net income	$957	$37,521	$47,783

Weighted average common shares outstanding - basic	60,779	61,249	66,424
Dilutive effect of employee equity incentive plans	897	750	1,222
Dilutive effect of accelerated stock buyback	—	—	63

Weighted average common shares outstanding - diluted	61,676	61,999	67,709

Basic earnings per common share	$0.02	$0.61	$0.72
Diluted earnings per common share	$0.02	$0.61	$0.71

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

Options to purchase 8.9 million, 10.6 million and 10.3 million shares for fiscal years 2010, 2009 and 2008, respectively, were not included in the computation of diluted net income per share because the grant price of such options was above the average stock price for the period and, therefore, the options were considered anti-dilutive.

New Accounting Standards

FASB ASC 805-10, Business Combinations—In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance that provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This guidance also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which required the Company to adopt these provisions for business combinations occurring in fiscal year 2010 and thereafter. The Company applied these new standards in recording the acquisition from Leadis Technology Inc. during the quarter ended April 26, 2009 and the acquisition of SMI in the fourth quarter of fiscal year 2010. See Note 4 for more information.

FASB ASC 350-30-65, Determination of the Useful Life of Intangible Assets—In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This statement is currently effective and did not impact the Company’s consolidated financial results.

FSB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments—In April 2009, the FASB issued guidance to improve clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This statement is currently effective and did not impact the consolidated financial results.

FASB ASC 855-10, Subsequent Events—In May 2009, the FASB issued guidance which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is currently effective.

FASB ASU 2010-06, Fair Value Measurements and Disclosures(Topic 820)-Improving Disclosures about Fair Value Measurements”—In January 2010, the FASB issued guidance to improve the disclosures for Level 1, Level 2 and Level 3 fair value measurements. This standard requires new disclosures for significant transfers in and out of Level 1 and level 2 fair value measurements, and separately report information about purchases, sales issuances and settlements of level 3 fair value measurements. This statement will be effective for the Company’s fiscal quarter ending May 2, 2010.

The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles—In June 2009, the FASB issued the Codification, which was launched on July 1, 2009. The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy previously provided and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is currently effective. The Company’s disclosures have been updated to be consistent with the Codification.

Note 2. Investments

Certain investments that mature within three months of the balance sheet date, including money market funds, time deposits and U.S. government obligations, are accounted for as cash equivalents. Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments mature in excess of one year from the balance sheet date. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Interest and other income, net” on the Consolidated Statements of Income.

The Company classifies its investments as “available for sale” because it may sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risks. The Company’s investments are managed by a limited number of outside professional managers that operate within investment guidelines set by the Company. These guidelines include specified permissible investments, minimum credit quality ratings and maximum average duration restrictions and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short term maturities.

The following table summarizes the Company’s investments as of January 31, 2010 and January 25, 2009:

	January 31, 2010			January 25, 2009
(in thousands)	Market Value	Cost Basis	Unrealized Gain (Loss)	Market Value	Cost Basis	Unrealized Gain (Loss)
U.S. government issues	$62,555	$62,435	$120	$89,598	$89,222	$376
Corporate issues	19,070	18,762	308	16,485	16,501	(16)
Other	—	—	—	5,066	5,100	(34)

Total Investments	$81,625	$81,197	$428	$111,149	$110,823	$326

As of January 31, 2010, all of the Company’s long-term investments mature on various dates through fiscal year 2012.

The following table summarizes the maturities of the Company’s investments at the end of fiscal years 2010 and 2009:

	January 31, 2010		January 25, 2009
(in thousands)	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$55,462	$55,376	$98,735	$98,424
1 year through 5 years	26,163	25,821	12,414	12,399

Total Investments	$81,625	$81,197	$111,149	$110,823

In fiscal years 2010, 2009 and 2008, the Company included under Accumulated other comprehensive income in the Consolidated Balance Sheets $101,000, $125,000 and $696,000 of unrealized gains, respectively (net of tax), on investments. These unrealized gains are the result of fluctuations in the market value of the Company’s investments and are included in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity. The tax associated with these comprehensive income items was $26,000, $11,000 and $467,000 in fiscal years 2010, 2009 and 2008, respectively.

Investments in cash and cash equivalents generated interest income of $2.0 million, $5.7 million and $13.3 million in fiscal years 2010, 2009 and 2008, respectively.

Note 3. Fair Value Measurements

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The Company uses the following three levels of inputs in determining the fair value of the Company’s assets and liabilities, focusing on the most observable inputs when available:

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

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements were based on the use of Level 1 inputs and consisted of the following items as of January 31, 2010:

		Quoted Prices in
		Active Markets for
		Identical Instruments
(in thousands)	Total	(Level 1)
Assets
Temporary investments	$55,462	$55,462
Investments, maturities in excess of 1 year	26,163	26,163
Other investments-deferred compensation	5,520	5,520

	$87,145	$87,145

Liabilities
Deferred compensation	$(7,136)	$(7,136)

	$(7,136)	$(7,136)

Note 4. Acquisitions

Sierra Monolithics, Inc.

On December 9, 2009, the Company acquired all outstanding equity interests of Sierra Monolithics, Inc. (‘SMI”), a supplier of analog and mixed-signal integrated circuit solutions for optical communications, wireless and microwave/millimeter wave applications. Under the terms of the acquisition, the Company paid an aggregate of $180.0 million in cash in exchange for all the outstanding shares of SMI common and preferred stock, as well as all vested stock options. Of the total consideration, $18.0 million was placed in escrow for twelve months in order to satisfy any indemnifiable claims that may arise as a result of, among other things, inaccuracies in or breaches of representations, warranties and covenants pursuant to the terms of the acquisition agreement. The Company also assumed the existing unvested stock options of SMI in exchange for options to purchase approximately 669,769 shares of the Company’s common stock with an approximate estimated fair value of $8.0 million, of which approximately $458,000 was attributed to services performed prior to the acquisition and has been included in the consideration paid. The remaining $7.5 million in compensation expense will be recognized post-acquisition over the remaining vesting period of these equity awards, which ranges from one month to four years, subject to adjustment based on estimated forfeitures.

In connection with the acquisition, the Company has granted 551,000 service vested restricted stock unit awards to SMI employees which will vest over a four year period and 135,500 performance unit awards. The performance awards are subject to a performance condition in addition to a service condition. The performance condition relates to revenue and operating income over a two-year period measured against internal goals. The maximum number of performance unit awards that could be earned in the aggregate is 135,500 shares. The total value of such awards will be recognized as compensation expense in the post-acquisition periods based on the number of shares that are expected to vest (subject to adjustment based on estimated forfeitures and the likelihood of meeting performance criteria for awards that are subject to such conditions).

The total acquisition consideration is as follows:

(in thousands)
Cash	$180,000
Sierra Monolithics unvested stock options exchanged for 669,769 Semtech stock options	458

Total acquisition consideration	$180,458

Under the acquisition method of accounting, the acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of SMI based on their respective estimated fair values as of the acquisition date. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. The Company’s allocation of the total purchase price is summarized below:

(in thousands)
Current assets, principally cash and accounts receivable	$10,711
Inventories	10,043
Property, plant and equipment	3,681
Deferred tax assets and other assets	18,281
Amortizable intangible assets:
Core technology	59,900
Customer relationships	12,100
In-process research and development	10,300
Goodwill	104,111
Deferred tax liabilities	(33,628)
Other liabilities	(15,041)

Total acquisition consideration allocation	$180,458

The Company’s primary reasons for the acquisition were to integrate SMI’s world-class engineering team to create a portfolio of wireless capability from ultra low power, sub 1Ghz platforms targeted at industrial applications, through Microwave RF and Millimeter wave technology platforms targeted at the highest performance communication challenges in the industry. In addition, SMI’s leadership position in 50Gbps and 100Gbps communications will elevate the Company’s importance to the communications infrastructure customers who already purchase the Company’s leading Protection, Power Management and Timing Synchronization products. These significant factors were the basis for the recognition of goodwill. The goodwill is not expected to be deductible for tax purposes.

The Company recognized approximately $4.0 million of acquisition related costs that were expensed in the third and fourth quarters of fiscal year 2010. These costs are included in the Consolidated Statements of Income for the period ended January 31, 2010 under “Selling, general and administrative.”

For fiscal year 2010, net revenues attributable to SMI since the acquisition date were $6.1 million and net loss was $2.1 million.

Pro Forma Financial Information

The results of operations of SMI have been included in the Company’s consolidated statements of operations since the acquisition date of December 9, 2009. The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place at the beginning of each period presented, after giving effect to certain adjustments including the following for the fiscal years ended January 31, 2010 and January 25, 2009:

•	increase in cost of goods sold associated with the fair value adjustment related to the acquired inventory;

•	increase in amortization expense as a result of acquired intangible assets;

•	decrease in interest income as a result of cash paid for the acquisition;

•

increase in equity compensation expense associated with the SMI unvested stock options assumed in the acquisition and the restricted stock units granted to SMI employees in connection with the acquisition; and

•	the related tax effects

Pro-forma Unaudited Consolidated Results of Operations

(in thousands)

	January 31, 2010	January 25, 2009
	(unaudited)	(unaudited)
Revenue	$325,933	$341,511
Net income (loss)	(9,196)	21,847

The pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated at the beginning of each period presented nor of the results which may occur in the future.

Leadis Technology Inc.

On February 6, 2009, the Company acquired certain assets, comprising a business line, from Leadis Technology Inc. The acquired assets are in the development stage. The acquisition date fair value of the consideration transferred was $2.3 million. No additional consideration is due under the acquisition agreement.

(in thousands)
Cash paid at acquisition date	$2,000
Contingent consideration paid	300

Total fair value consideration	$2,300

The following table summarizes the estimated fair values of the acquired assets at the acquisition date. No liabilities were assumed.

(in thousands)
In-process research and development	$2,070
Convenant not to compete	230

Total allocated fair value	$2,300

The Company recognized approximately $75,000 of acquisition related costs that were expensed in the first quarter of fiscal year 2010. These costs are included in the Consolidated Statements of Income for the period ended January 31, 2010 under “Selling, general and administrative.”

Note 5. Inventories

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	January 31,	January 25,
(in thousands)	2010	2009
Raw materials	$3,445	$2,076
Work in progress	17,488	17,670
Finished goods	12,886	8,240

Inventories	$33,819	$27,986

Note 6. Property, Plant and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation:

	January 31,	January 25,
(in thousands)	2010	2009
Property	$5,991	$6,139
Buildings	18,022	16,410
Leasehold improvements	1,701	2,455
Machinery and equipment	63,701	56,649
Furniture and office equipment	17,489	16,594
Construction in progress	1,964	1,926

Property, plant and equipment, gross	108,868	100,173
Less accumulated depreciation and amortization	(70,805)	(68,387)

Property, plant and equipment, net	$38,063	$31,786

Depreciation expense was $6.0 million, $7.2 million, and $9.1 million in fiscal years 2010, 2009 and 2008, respectively.

Note 7. Intangible Assets

Goodwill—Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.

The following is a summary of goodwill activity for fiscal years 2010 and 2009:

(in thousands)
January 27, 2008
Gross goodwill	$32,418
Accumulated impairment	—

Net goodwill	32,418
Tax adjustment	(6,878)

January 25, 2009
Gross goodwill	25,540
Accumulated impairment	—

Net goodwill	25,540
Additions	104,111

January 31, 2010
Gross goodwill	129,651
Accumulated impairment	—

Net goodwill	$129,651

The Company has not recorded any impairment against goodwill for Xemics S.A. or Sierra Monolithics, Inc.

Goodwill associated with the purchase of Xemics SA

In fiscal year 2010, the goodwill associated with the acquisition of Xemics SA was tested as of November 30, 2009, the date of the Company’s annual impairment review. The Company concluded that the fair value of this reporting unit exceeded the carrying value and no impairment existed.

The Company’s estimates of fair value were determined using a weighted combination of two market-based approaches and an income approach, as this combination was deemed to be the most indicative of the reporting unit’s fair value in an orderly transaction between market participants and it is consistent in principle with the methodology used in prior years. A market approach estimates the fair value of the Company’s reporting unit based on comparable market prices including guideline public company and guideline transactions. The Income approach estimates the fair value of the reporting unit based on the future discounted cash flows. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, market multiples and tax rates. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Goodwill associated with the purchase of SMI

A fair value method of testing goodwill and other indefinite-lived intangible assets for impairment is completed on an annual basis subsequent to acquisition, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. Since December 9, 2009, there have been no events or circumstances that would reduce the fair value of goodwill associated with this reporting unit. The Company concluded that the fair value of this reporting unit exceeded the carrying value and no impairment existed as of January 31, 2010.

Purchased Intangibles—Purchased intangibles are amortized on a straight-line basis over their estimated useful lives. In-process research and development is recorded at fair value as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived assets and amortized over their useful lives.

Intangible assets consist of the following:

	Gross Carrying Amount			Accumulated Amortization		Net
	Estimated	January 31,	January 25,	January 31,	January 25,	January 31,	January 25,
(in thousands)	Useful Life	2010	2009	2010	2009	2010	2009
Core technologies	2-10 years	$65,900	$6,000	$(5,953)	$(3,909)	$59,947	$2,091
In-process research and development	Indefinite	12,370	—	—	—	12,370	—
Customer relationships	8-10 years	12,130	30	(214)	(30)	11,916	—
Other intangibles	2 years	230	—	(120)	—	110	—

Other Intangibles		$90,630	$6,030	$(6,287)	$(3,939)	$84,343	$2,091

Amortization expense related to intangible assets was approximately $2.4 million, $1.1 million and $1.1 million, respectively, for fiscal years 2010, 2009 and 2008. Assuming no subsequent impairment of the underlying assets, the annual amount of future amortization expense will be as follows:

(in thousands)
To be recognized in:	Xemics SA	Leadis	Sierra Monolithics	Total
Fiscal year 2011	$1,000	$110	$8,668	$9,778
Fiscal year 2012	$—	$414	$9,413	$9,827
Fiscal year 2013	$—	$414	$9,240	$9,654
Fiscal year 2014	$—	$414	$9,240	$9,654
Fiscal year 2015	$—	$414	$9,240	$9,654
Thereafter	$—	$414	$35,362	$35,776

Total expected amortization expense	$1,000	$2,180	$81,163	$84,343

Note 8. Accrued Liabilities

The following is a summary of accrued liabilities for fiscal years 2010 and 2009:

(in thousands)	January 31, 2010	January 25, 2009
Compensation	$14,054	$10,487
Shareholder litigation	10,421	127
Warranty allowance	2,250	50
Liability awards	1,648	633
Other	7,283	4,618

	$35,656	$15,915

Note 9. Stock Based Compensation

Share-based Payment Arrangements. The Company has various equity award plans that provide for granting stock based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock compensation. As of January 31, 2010, the Company has granted Options and restricted stock under the plans and has also issued some stock-based compensation outside of the plans, including Options and restricted stock issued as inducements to join the Company.

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

	Fiscal Years Ended
	January 31,	January 25,	January 27,
	2010	2009	2008
Expected lives, in years	5.0	4.0 - 5.0	4.0 - 5.0
Estimated volatility	40% - 41%	38% - 65%	40% - 59%
Dividend yield	—	—	—
Risk-free interest rate	1.9% - 2.7%	1.6% - 4.6%	3.5% - 4.9%

The estimated fair value of restricted stock (RSA and RSU) awards was calculated based on the market price of the Company’s common stock on the date of grant. Some RSU awards made by the Company are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on January 31, 2010.

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Consolidated Statements of Income for the fiscal years ended January 31, 2010, January 25, 2009 and January 27, 2008, respectively.

Allocation of Stock-based Compensation
(fiscal years, in thousands)
	January 31, 2010	January 25, 2009	January 27, 2008
Cost of sales	$1,168	$1,389	$1,304
Selling, general and administrative	13,566	10,400	9,430
Product development and engineering	5,201	3,935	3,985

Stock-based compensation, pre-tax	$19,935	$15,724	$14,719
Stock-based compensation capitalized into inventory	$(58)	$67	$231

Total stock-based compensation	$19,877	$15,791	$14,950

Impact of Stock-based Compensation (fiscal years, in thousands)
	January 31, 2010	January 25, 2009	January 27, 2008
Stock-based compensation	$19,935	$15,724	$14,719
Associated tax effect	(4,800)	(3,452)	(4,186)

Net effect on net income	$15,135	$12,272	$10,533

The tax benefit realized from option exercise activity for fiscal years 2010, 2009 and 2008 was $1.6 million, $4.7 million and $5.2 million, respectively.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for stock option awards in fiscal years 2010, 2009 and 2008 is presented below:

Information regarding outstanding stock option awards

(in thousands, except for per share amounts)

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Number of Shares Exercisable
January 28, 2007	13,286					10,313
Grants	2,823	$16.12	$7.72
Exercises	(1,731)			$13,161
Cancellations and forfeitures	(3,550)

January 27, 2008	10,828			9,848	23,446	6,678
Grants	1,339	$14.80	$5.69
Exercises	(1,456)			$12,153
Cancellations and forfeitures	(1,317)

January 25, 2009	9,394			342	16,275	6,070
Grants (2)	1,334	$10.05	$8.72
Exercises	(830)			$2,324
Cancellations and forfeitures	(747)

January 31, 2010	9,151			$8,998	9,436	6,302

(1)	Represents the difference between the exercise price and the value of the Company’s stock at the time of exercise, for exercised grants. For outstanding awards, represents the difference between the exercise price and the value of the Company’s stock at fiscal year end.
(2)	Includes the replacement awards issued to employees of SMI who held unvested SMI options on December 9, 2009.

The following table summarizes information about stock options outstanding at January 31, 2010.

Stock Options	Shares	Weighted Average Exercise Price	Remaining Contract Life (years)
Price Range Analysis - Outstanding
$ 1.03 - 4.60	197	$1.56	7.05
$ 4.61 - 9.20	437	$7.76	8.60
$ 9.21 - 13.80	1,022	$12.26	4.45
$ 13.81 - 18.40	6,243	$16.36	3.88
$ 18.41 - 23.00	230	$21.00	4.13
$ 23.01 - 27.60	801	$25.23	1.33
$ 27.61 - 32.20	136	$29.46	1.98
$ 32.21 - 36.80	48	$33.87	1.80
$ 36.81 - 41.40	37	$38.26	0.42

Total outstanding	9,151

Price Range Analysis - Exercisable		$1.37	6.95
$ 1.03 - 4.60	29	$7.84	8.74
$ 4.61 - 9.20	43	$12.80	3.35
$ 9.21 - 13.80	400	$16.38	3.68
$ 13.81 - 18.40	4,580	$21.03	4.10
$ 18.41 - 23.00	227	$25.23	1.33
$ 23.01 - 27.60	801	$29.46	1.98
$ 27.61 - 32.20	136	$33.87	1.80
$ 32.21 - 36.80	48	$38.26	0.42
$ 36.81 - 41.40	37

Total exercisable	6,301

Information regarding unvested stock option awards

(in thousands, except for per share amounts)

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Expense Period (in years)	Total Fair Value
Unvested at January 25, 2009	3,324	$15.72	$7.03	2.1	$23,367
Granted	1,334	$10.05	$8.72		$11,632
Vested	(1,531)	$15.39	$7.67		$11,743
Forfeited	(278)	$15.06	$7.05		$1,960

Unvested at January 31, 2010	2,849	$13.31	$7.48	1.9	$21,311

Restricted Stock. In fiscal year 2010, the Company did not grant any restricted stock to employees. For grants of restricted stock made in years prior to fiscal year 2010, the grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as compensation expense over the requisite vesting period (typically 3-4 years). A summary of the activity for restricted stock awards in fiscal years 2010, 2009 and 2008 is presented below:

(in thousands, except for per share amounts)

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 28, 2007	100.0	$17.89		$1,447
Granted	746	$16.10
Vested	(44)		$788.0
Forfeited	(17)

January 27, 2008	785	$16.22		$10,675	2.9
Granted	313	$13.94
Vested	(247)		$4,197.0
Forfeited	(88)

January 25, 2009	763	$15.36		$7,524	2.2
Granted	—
Vested	(305)		$4,619.0
Forfeited	(40)

January 31, 2010	418	$15.15		$3,193	1.2

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.

Performance Unit Awards. The Company grants performance vested RSU’s to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of units that can be earned in the aggregate is 1,052,500. In this scenario, the maximum number of shares that could be issued there under would be 592,500 and the Company would have a liability accrued in the Consolidated Balance Sheet equal to the value of 460,000 shares on the settlement date, which would be settled in cash. At January 31, 2010, none of the units from the fiscal year 2009 or 2008 grants are expected to vest. At January 31, 2010, the performance metrics associated with the awards issued in fiscal year 2010 are expected to be met at a level which would result in 100% vesting. The following table summarizes performance unit award activity during fiscal years 2010, 2009 and 2008:

(in thousands, except for per share amount)

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per share)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
	Total Units	Units	Units	Recorded Liability
January 29, 2007	—	—	—	—		$—
Granted	175	88	87		$16.14
Vested	—	—	—
Cancelled/forfeited	(12)	(6)	(6)
Change in liability				$190.2	$16.14

January 27, 2008	163	82	81	$190.2	$16.14	$1,783	2.4
Granted	174	87	87		$13.15
Vested	—	—	—
Cancelled/forfeited	(30)	(15)	(15)
Change in liability				$(190.2)	$11.51

January 25, 2009	307	154	153	$—	$14.64	$—	1.7
Granted	318	227	91		$13.92
Vested	—	—	—
Cancelled/forfeited	(32)	(18)	(14)
Change in liability				$258.8	$11.23

January 31, 2010	593	363	230	$258.8	$14.29	$580.3	1.3

Stock Unit Awards, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These RSU’s are accounted for as liabilities and accrued in the Consolidated Balance Sheets because they are cash settled. The value of these awards is remeasured at each reporting period until settlement, which typically occurs upon the Director’s separation from service. Vested awards and the pro-rata vested portion of unvested awards are recognized as a liability. These awards vest after one year of service. The following table summarizes stock unit award activity for fiscal years 2010, 2009 and 2008:

(in thousands, except per share price)

	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 28, 2007	—	$—
Granted	32		$17.61
Vested	—
Forfeited	—
Change in Liability		$218.8

January 27, 2008	32	$218.8	$17.61	$177	0.4
Granted	41		$13.81
Vested	(32)
Forfeited	—
Change in Liability		$414.2

January 25, 2009	41	$633.0	$13.81	$239	0.4
Granted	35		$16.18
Vested	(41)
Forfeited	—
Change in Liability		$756.1

January 31, 2010	35	$1,389.1	$16.18	$232	0.4

Stock Unit Awards, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years). The following table summarizes stock unit award activity for fiscal years 2010 and 2009:

(in thousands, except per share price)

	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 27, 2008	—
Granted	331	$14.97
Vested	—		—
Forfeited	(15)

January 25, 2009	316	$14.97		$3,345	3.6
Granted	1,205	$15.84
Vested	(66)		$1,136.6
Forfeited	(45)

January 31, 2010	1,410	$15.72		$17,713	3.4

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.

Note 10. Income Taxes

The provision for taxes consists of the following:

(fiscal years, in thousands)	January 31, 2010	January 25, 2009	January 27, 2008
Current:
Federal	$17,790	$4,446	$11,222
State	725	157	786
Foreign	5,867	10,080	656

Subtotal	24,382	14,683	12,664
Deferred:
Federal	7,027	336	(12,685)
State	(2,058)	(387)	10,438
Foreign	3,663	(5,975)	107

Subtotal	8,632	(6,026)	(2,140)

Provision for taxes	$33,014	$8,657	$10,524

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

(fiscal years, in thousands)	January 31, 2010	January 25, 2009	January 27, 2008
Federal income tax at statutory rate	$11,890	$16,162	$20,407
State income taxes, net of federal benefit	(554)	571	3,164
Foreign taxes at rates less than federal rates	(1,381)	(6,097)	(5,752)
Tax credits generated	(4,245)	(2,805)	(986)
Changes in valuation reserve	(7,564)	653	(1,672)
Deemed dividend	532	1,105	1,818
Equity compensation	958	2,601	114
Permanent differences	(607)	572	358
Sales exclusion—foreign jurisdiction	(5,575)	(3,745)	(5,080)
Foreign exchange loss—foreign jurisdiction	(1,285)	—	(2,461)
Dividend and U.S. tax on foreign earnings	40,205	—	—
Non-deductible acquisition costs	853	—	—
Other	(213)	(360)	614

Provision for taxes	$33,014	$8,657	$10,524

The effective tax rate differs from the 35% statutory corporate tax rate in part due to the impact of lower foreign tax rates. Additionally, in connection with the acquisition of SMI, the Company reviewed its prior assertions regarding the amount of foreign subsidiary earnings that were considered to be permanently reinvested offshore and concluded that $120 million of foreign earnings were no longer permanently reinvested offshore. This change in assertion resulted in a $38.3 million increase in the tax provision in fiscal year 2010. The impact of this change in assertion was partially offset by the release of $6.4 million of valuation allowances. The released valuation allowances were related to research and development credits that the Company did not expect to be able to utilize as a result of expectations of insufficient generation of domestic income. With the anticipated repatriation of foreign subsidiary earnings, these utilization concerns were no longer applicable.

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

The income tax effects of share-based payments are recognized for financial reporting purposes only if such awards are expected to result in a tax deduction. The Company does not recognize a deferred tax asset for an excess tax benefit (that is, a tax benefit that exceeds the tax benefit for the amount of compensation cost recognized for the award for financial reporting purposes) that has not been realized. In determining when an excess tax benefit is realized, the Company has elected to follow the ordering provision of the tax law.

The deferred tax assets and deferred tax liabilities are classified in the Consolidated Balance Sheets as follows:

(in thousands)	January 31, 2010	January 25, 2009
Deferred tax assets
Current	$11,808	$4,287
Non-current	7,153	25,544

Subtotal	18,961	29,831
Deferred tax liabilities
Current	(1,332)	(1,604)
Non-current	(16,505)	(101)

Subtotal	(17,837)	(1,705)

Net deferred tax assets	$1,124	$28,126

ASC 740 requires that for a particular tax-paying component of an enterprise, and within a particular tax jurisdiction, (a) all current deferred tax liabilities and assets shall be offset and presented as a single amount and (b) all noncurrent deferred tax liabilities and assets shall be offset and presented as a single amount. Deferred tax liabilities and assets attributable to different tax-paying components of the enterprise or to different tax jurisdictions should not be offset. The components of the net deferred income tax assets at January 31, 2010 and January 25, 2009 are as follows:

(in thousands)	January 31, 2010	January 25, 2009
Current deferred tax asset:
Deferred revenue	$1,937	$1,941
Inventory reserve	2,389	2,841
Payroll and related	2,191	361
Bad debt reserve	676	325
Accrued service fees	3,882	78
Other deferred assets	2,000	428
Valuation reserve	(537)	(1,591)

Total current deferred tax asset	12,538	4,383

Non-current deferred tax asset
Research and development charges	6,636	7,501
Research credit carryforward	15,161	15,171
Acquired NOL carryforward - foreign	13,881	428
Payroll and related	2,857	2,097
Stock-based compensation	11,094	9,694
Other deferred assets	2,173	1,373
Valuation reserve	(5,965)	(10,463)

Total non-current deferred tax asset	45,837	25,801

Current deferred tax liability:
Inventory reserve - Foreign	(892)	(1,054)
Other current deferred tax liability	(439)	(645)
Non-current deferred tax liability:
Domestic tax on foreign earnings	(23,443)	—
Purchase accounting deferred tax liability	(32,027)	—
Other non-current deferred tax liability	(450)	(359)

Total deferred tax liability	(57,251)	(2,058)

Net deferred tax asset	$1,124	$28,126

As of January 31, 2010, the Company had federal and state net operating loss carryforwards of $33.7 million and $25.9 million which, subject to certain limitations, are available to offset future taxable income through fiscal years 2029 and 2019, respectively. These losses were generated by SMI prior to the Company’s purchase of SMI and therefore are subject to change of control provisions which limit the amount of acquired tax attributes that can be utilized in a given tax year.

As of January 31, 2010, the Company had gross federal and state research credits available of approximately $6.7 million and $12.6 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2020 through 2030. As of January 31, 2010, the Company had federal Alternative Minimum Tax credits available of approximately $645,000. As of January 31, 2010, the Company had net deferred tax assets for federal and state capital loss carryforwards of $242,000 and $24,000, respectively. The Company has established a $5.5 million valuation allowance against these deferred tax assets due to utilization concerns. An additional $1.0 million valuation allowance has been established against various foreign net operating loss carryforwards.

Approximately $154,000 of federal tax credit carryforwards have been generated, but not recognized for financial statement reporting, from stock option exercises in prior years. The Company does not recognize a benefit from this activity until the credits are utilized.

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

As of January 31, 2010, the Company had approximately $193.5 million of unremitted earnings related to the Company’s wholly owned foreign subsidiaries. The amount of unremitted foreign earnings where no U.S. federal or state taxes have been provided is summarized below:

(in millions)
January 31, 2010
Total unremitted foreign earnings	$193.5
Foreign earnings, U.S. federal and state tax provided	(120.0)
Distribution of foreign earnings, previously provided U.S. federal and state tax	50.0

Unremitted foreign income, with no U.S federal or state taxes provided	$123.5

Except for the change in assertion discussed above, the Company’s policy is to leave the foreign earnings permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of the Company’s U.S. and foreign entities.

Income taxes paid in fiscal years 2010, 2009 and 2008 were $6.5 million, $3.0 million and $2.7 million, respectively.

The Company uses a two-step approach to recognize and measure uncertain tax positions (“UTP”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

(fiscal year, in thousands)	January 31, 2010	January 25, 2009	January 27, 2008
Beginning balance	$12,460	$11,097	$5,825
Additions based on tax positions related to the current year	723	1,366	1,270
Additions for tax positions of prior years	163	—	4,002
Reductions for tax positions of prior years	(1,800)	(3)	—
Acquisition related additions	2,249		—

Ending Balance	$13,795	$12,460	$11,097

Included in the balance of unrecognized tax benefits at January 31, 2010 and January 25, 2009, are $12.1 million and $11.0 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The UTP liability as of January 31, 2010 and January 25, 2009 was $12.1 million and $4.3 million, respectively. This liability is reflected on the balance sheet as “Accrued Taxes.” The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the Consolidated Statements of Income. During fiscal years 2010 and 2009, a net increase of $159,000 and $8,000 of interest and penalties was recognized in the Consolidated Statement of Income, respectively. The Company had approximately $193,000 and $34,000 of net interest and penalties accrued at January 31, 2010 and January 25, 2009, respectively.

As of January 31, 2010, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $2.6 million within twelve months as a result of expiring statutes.

Tax years prior to 2006 (the Company’s fiscal year 2007) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remain open. The IRS completed an examination of tax years 2004 (the Company’s fiscal year 2005) through 2005 (the Company’s fiscal year 2006) in fiscal year 2009. For state returns, the Company is generally not subject to income tax examinations for years prior to 2005 (the Company’s fiscal year 2006). The Company has a primary significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2009. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

Note 11. Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2016. The aggregate minimum annual lease payments under leases in effect on January 31, 2010 are as follows:

Minimum Annual Lease Payments (in thousands)

Fiscal Year Ending:
2011	$3,268
2012	2,759
2013	2,524
2014	2,031
2015	462
Thereafter	124

Total minimum lease commitments	$11,168

The Company has not included in operating lease commitments the expected sub-lease income to the Company. Sub-lease agreements are scheduled to provide $158,000 of income for fiscal year 2011. The Company does not anticipate any sub-lease activity after fiscal year 2011.

Rent expense was $3.3 million, $3.5 million, and $3.3 million for fiscal year 2010, 2009 and 2008, respectively. The Company received $375,000, $366,000 and $352,000 of sub-lease income in fiscal years 2010, 2009 and 2008, respectively.

Vendor Commitments

The Company has entered into a technology development agreement with one of its key wafer suppliers. Under the terms of this agreement, the Company is required to pay $9.8 million in fiscal year 2011 and $1.2 million in fiscal year 2012. Approximately $3.5 million of this cost is expected to be reimbursed by a customer in fiscal year 2011.

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

In the event that either or both of these investigations leads to action against any of the Company’s current or former directors, officers, or employees, or the Company itself, the trading price of the Company’s common stock may be adversely impacted. If the Company is subject to adverse findings in either of these matters, it could be required to pay damages or penalties or have other remedies imposed upon it which could have a material adverse effect on its business, financial condition, results of operations and cash flows. In addition, if either or both of these investigations continue for a prolonged period of time, they may have the same impact regardless of the ultimate outcome.

Class Action Lawsuit. In Re: Semtech Corporation Securities Litigation, United States District Court, Central District of California, Case No. 2:07-CV-07114-CAS. In August 2007, a purported class action lawsuit was filed against the Company and certain current and former officers on behalf of persons who purchased or acquired Company securities from September 11, 2002 until July 19, 2006. The case alleges violations of Federal securities laws in connection with the Company’s past stock option practices. A very similar lawsuit, filed in October 2007 by another plaintiff, was not served. In February 2008, the Mississippi Public Employees’ Retirement System (“MPERS”) filed a motion in the United States District Court for the Central District of California for consolidation of the cases described above, appointment of MPERS as lead plaintiff, and approval of selection of counsel. The MPERS motion was granted in late March 2008, and a Consolidated Amended Class Action Complaint was filed in May 2008, initiating the consolidated action with MPERS as the lead plaintiff. In December 2008, per motions filed by the defendants, the Court granted motions to dismiss in favor of defendants Jason Carlson (former Chief Executive Officer of the Company) and Mohan Maheswaran (current Chief Executive Officer of the Company) regarding claims under Section 10(b) of the Securities Exchange Act of 1934, as amended. The Court denied all other motions of all defendants, including other motions to dismiss brought in relation to alternate allegations raised against Messrs. Carlson and Maheswaran, who remain pending as defendants in the matter. Discovery proceedings are ongoing at this time. In January 2010, the Company made a firm settlement offer to the plantiffs in the amount of $10 million, offered as full payment to settle any and all claims arising from or relating to the matters at issue in the litigation. The settlement offer remains pending and the Company is unable to predict the outcome of this litigation.

In fiscal year 2010, the Company accrued $10.0 million related to the settlement offer that was extended to the plaintiffs in the class action lawsuit which is reflected in Accrued liabilities on the Consolidated Balance Sheet. The expense is reported in Selling, general and administrative expenses on the Consolidated Statements of Income.

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

The Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately forty years. The Company vacated the building in May 2002. Certain contaminants have been found in the local groundwater. Monitoring results to date over a number of years indicate that contaminants are from adjacent facilities. There are no claims pending with respect to environmental matters at the Newbury Park site. However, the applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. The costs to perform all site work directed by the regulatory agency are not anticipated to be material. The Company and the site owner have agreed on an equitable cost sharing arrangement for current site work. At January 31, 2010, accrued liabilities includes approximately $401,000 of fees payable in connection with pending testing and monitoring activities at this site. It is not currently possible to determine the ultimate amount, if any, of future site clean-up costs that may be directed by the regulatory agency following the current site assessments and surveys. Accordingly, no reserve for site clean-up costs has been provided at this time.

Product Warranties

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances the Company has agreed to other warranty terms, including some indemnification provisions.

The table below summarizes changes in product warranty allowances in accrued liabilities for fiscal year 2010. There were no changes to product warranty allowances in fiscal year 2009.

(in thousands)
Balance, January 27, 2008	$50.0

Balance, January 25, 2009	50.0
Accruals acquired as part of acquisition	2,779.9
Settlements made (in cash or in kind) during the period	(580.0)

Balance, January 31, 2010	$2,249.9

The product warranty accrual reflects the Company’s best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical experience.

Indemnification

The Company has entered into agreements with its current executive officers and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws contain comparable indemnification obligations with respect to the Company’s current directors and employees. Additionally, comparable indemnification agreements and obligations under the Certificate of Incorporation and Bylaws remain in effect for certain former executive officers and directors of the Company, rights under which are being claimed by certain former executives and former directors in relation to the Class Action Lawsuit discussed above.

Note 12. Interest and Other Income, net

Interest and other income, net, consist of the following:

(fiscal years, in thousands)	January 31, 2010	January 25, 2009	January 27, 2008
Interest income	$2,035	$5,677	$13,255
Interest expense	(139)	(3)	(11)
Gain (loss) on sale of fixed assets and available-for-sale securities	139	(428)	1,392
Foreign currency transaction gain (loss)	403	(549)	316
Miscellaneous (expense) income	616	(410)	168

Interest and other income, net	$3,054	$4,287	$15,120

Note 13. Segment, Geographic Information and Concentrations of Risk

The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector. In connection with the acquisition of SMI in December 2009, and other management changes over the past few years, the Company has restructured its internal reporting, resource allocations and internal performance measurements. Consistent with these changes, the Company has determined that the results of its operations are most appropriately reported in one business segment, which is consistent with internal management reporting. All current and prior year data reported herein has been presented on a consolidated basis in one enterprise-wide segment.

The Company eliminates all intercompany revenues and balances.

Net sales activity by geographic region is as follows.

Sales by Region
(fiscal years, in thousands)

	January 31, 2010		January 25, 2009		January 27, 2008
North America	$72,818	25%	$72,072	24%	$53,367	19%
Asia-Pacific	165,880	58%	172,054	59%	186,395	65%
Europe	47,862	17%	50,694	17%	45,028	16%

Total Net Sales	$286,560	100%	$294,820	100%	$284,790	100%

The Company generally attributes sales to a country based on the ship-to address. A summary of sales activity to countries that represented greater than 10% of total sales in fiscal year 2010 follows:

Sales by Country
(fiscal years, percentage of total sales)

	January 31, 2010	January 25, 2009	January 27, 2008
United States	19.0%	20.0%	18.0%
China (including Hong Kong)	26.0%	21.0%	19.0%
South Korea	18.0%	22.0%	24.0%

Total Net Sales	63.0%	63.0%	61.0%

Income (loss) from continuing operations before income taxes is as follows:

(in thousands)	January 31, 2010	January 25, 2009	January 27, 2008
Domestic	$(9,157)	$7,984	$18,142
Foreign	43,128	38,194	40,165

Total	$33,971	$46,178	$58,307

Long-lived Assets

Long-lived assets which consist of property, plant and equipment, net of accumulated depreciation are summarized as follows:

(in millions)	January 31, 2010	January 25, 2009
Located within the United States	$27.0	$20.8
Located outside the United States	$11.1	$11.0

	$38.1	$31.8

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

Significant Customers

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible. The table below sets forth the net sales and accounts receivable for certain significant customers for fiscal years 2010, 2009 and 2008.

Concentration of Net Sales - Significant Customers

(percentage of net sales)

	Fiscal Year Ended
	January 31, 2010	January 25, 2009	January 27, 2008
Samsung Electronics (and affiliates)	17%	15%	13%
Frontek Technology Corp	13%	13%	16%

Concentration of Accounts Receivable - Significant Customers

(percentage of net accounts receivable)

	Fiscal Year Ended
	January 31, 2010	January 25, 2009
Samsung Electronics (and affiliates)	13%	18%
Frontek Technology Corp	14%	12%

Outside Subcontractors and Suppliers

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

Note 14. Matters Related to Historical Stock Option Practices

Since May 2006, the Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from its historical stock option practices. In fiscal years 2010, 2009 and 2008, respectively, approximately $3.3 million (net of insurance recovery of $8.7 million), $1.6 million (net of insurance recovery of $250,000) and $6.2 million of legal expenses were incurred in relation to these matters. The Company expects to continue to incur significant expense in connection with the on-going government inquiries and class action litigation. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board of Directors authorizing such advances. See Note 11 for additional information regarding indemnification.

Note 15: Fire at Manufacturing Facility in Reynosa, Mexico

On July 31, 2008, a fire occurred at the Company’s Reynosa, Mexico manufacturing facility. In fiscal years 2009 and 2010, the Company recorded the following expenses (insurance recoveries) related to the retooling and retrofit of the factory, the write-off of damaged equipment, and the settlement of a business interruption claim.

(in thousands)	Expense Incurred	Insurance Recovery	Net Expense (Recovery)
Fiscal year 2009
SG&A	$1,229	$(370)	$859
Other expense, net	208	—	208

Total for fiscal year 2009	$1,437	$(370)	$1,067
Fiscal year 2010
SG&A	$196	$(1,937)	$(1,741)
Other expense, net	27	(730)	(703)

Total for fiscal year 2010	$223	$(2,667)	$(2,444)

As of January 31, 2010, repair, retooling and retrofit activities were substantially complete. The Company does not expect to incur additional significant costs related to this incident.

The Company received proceeds under the relevant insurance policies that it maintains for both property damage and business interruption. In fiscal year 2010, the Company received a business interruption recovery of $1.4 million that was recorded to Selling, general and administrative. No further insurance proceeds are expected with regards to this incident.

Note 16: Restructuring Costs

During fiscal years 2009 and 2010, the Company initiated restructuring plans to reorganize certain Company operations, consolidate research and development activities and reduce its workforce. The following table summarizes the restructuring charge and liability balance included in accrued liabilities and other long-term liabilities on the Consolidated Balance Sheet as of January 31, 2010.

(in thousands)	Restructuring charge recorded in fiscal year 2009	Asset writedown and cash payments	Restructuring liability at January 25, 2009	Additional Restructuring	Cash Payments / Other	Restructuring liability at January 31, 2010
Severance and benefits	876.3	(876.3)	$—	$138.1	$—	$138.1
Lease termination costs	641.5	(206.9)	434.6	348.1	(298.8)	483.9
Open commitments	294.1	(294.1)	—	—	—	—
Asset impairment	486.6	(486.6)	—	—	—	—
Other costs	11.7	(11.7)	—	—	—	—

	$2,310.2	$(1,875.6)	$434.6	$486.2	$(298.8)	$622.0

The outstanding liability for restructuring costs is classified on the Company’s Consolidated Balance Sheets as of January 31, 2010 and January 25, 2009 as follows:

(in thousands)	January 31, 2010	January 25, 2009
Accrued liabilities	$322.2	$296.6
Other long-term liabilities	299.8	138.0

	$622.0	$434.6

The portion of lease termination costs reflected in other long-term liabilities includes lease payments due within the next one to four years.

Note 17: Retirement Plans and Deferred Compensation

Retirement Plans

The Company contributed $745,000 and $737,000, respectively, in fiscal years 2009 and 2008 to the 401(k) retirement plan maintained for its employees. No Company contributions were made to this plan in fiscal year 2010. The Company contributed $719,000, $697,000 and $630,000, respectively, in fiscal years 2010, 2009 and 2008 to a Swiss defined contribution plan.

Deferred Compensation

The Company maintains a deferred compensation plan (“the Plan”) for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period. Compensation expense under this plan for fiscal years 2010, 2009 and 2008 totaled approximately $1.4 million (net of $127,000 of forfeitures), $466,000 (net of $201,000 of forfeitures) and $345,000 (net of $206,000 of forfeitures), respectively.

The Company’s liability for deferred compensation under this plan was $7.1 million as of January 31, 2010 and $5.1 million as of January 25, 2009, and is included in other long-term liabilities on the balance sheet. The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $5.5 million as of January 31, 2010 and $4.4 million as of January 25, 2009, and is included in other assets.

Note 18. Stock Repurchase Program; Treasury Shares

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

Summary of Repurchase and Withholding Activity

(in thousands, except per share data)	Fiscal year ended
	January 31, 2010		January 25, 2009		January 27, 2008
	Shares	Value	Shares	Value	Shares	Value
Repurchases under the 2004 program	—	$—	—	$—	3,036,400	$50,300
Repurchases under the accelerated stock purchase plan	—	—	—	—	9,836,066	169,375
Repurchases under the 2008 program	104,528	1,390	2,524,451	33,665	—	—
Shares withheld from vested restricted shares	101,822	1,541	81,868	1,398	16,888	258

Total activity	206,350	$2,931	2,606,319	$35,063	12,889,354	$219,933

The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 19. Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements. The Company has concluded that no subsequent events have occurred that required recognition or disclosure.

Note 20. Selected Quarterly Financial Data (Unaudited)

The following tables set forth the Company’s unaudited Consolidated Statements of Income data for each of the eight quarterly periods ended January 31, 2010, as well as that data expressed as a percentage of the Company’s net sales for the quarters presented. All quarters presented consisted of thirteen weeks except for the quarter ended January 31, 2010 which consisted of fourteen weeks. The sum of quarterly per share amounts may differ from year to date amounts due to rounding.

(in thousands, except per share amounts)	Fiscal Year 2010				Fiscal Year 2009
	Quarters Ended				Quarters Ended
	April 26 2009	July 26 2009	October 25 2009	January 31 2010	April 27 2008	July 27 2008	October 26 2008	January 25 2009
Net Sales	$60,077	$66,317	$75,147	$85,019	$74,444	$77,960	$79,721	$62,695
Cost of Sales	27,345	30,165	33,776	39,228	33,653	35,165	37,070	29,345

Gross Profit	32,732	36,152	41,371	45,791	40,791	42,795	42,651	33,350
Operating costs and expenses:
Selling, general & administrative	17,267	16,279	18,521	25,218	18,621	18,787	19,358	16,124
Product development & engineering	10,085	10,893	10,467	13,705	11,073	10,434	10,127	9,771
Acquisition related items	303	302	303	1,440	273	273	273	273
Restructuring charges	188	160	—	—	2,169	140	—	—

Total operating costs and expenses	27,843	27,634	29,291	40,363	32,136	29,634	29,758	26,168

Operating income	4,889	8,518	12,080	5,428	8,655	13,161	12,893	7,182
Interest and other income, net	1,290	282	1,136	346	1,740	1,241	904	403

Income before taxes	6,179	8,800	13,216	5,774	10,395	14,402	13,797	7,585
Income tax expense (benefit) (see Note 1)	1,236	1,380	34,103	(3,705)	2,318	2,738	2,287	1,314

Net income	$4,943	$7,420	$(20,887)	$9,479	$8,077	$11,664	$11,510	$6,271

Earnings per share:
Basic	$0.08	$0.12	$(0.34)	$0.15	$0.13	$0.19	$0.19	$0.10
Diluted	$0.08	$0.12	$(0.34)	$0.15	$0.13	$0.19	$0.19	$0.10
Weighted average number of shares:
Basic	60,321	60,493	61,030	61,238	61,352	61,839	61,233	60,291
Diluted	60,593	61,044	61,030	62,501	62,104	62,584	61,727	60,611

Note 1:     In the third quarter of fiscal year 2010, the tax provision reflected the benefit of a release of a valuation allowance. The amount of the release was overstated by $1.2 million. The tax provision in the fourth quarter of fiscal year 2010 has been adjusted to reflect the impact of the correction.

	Fiscal Year 2010				Fiscal Year 2009
	Quarters Ended				Quarters Ended
	April 26 2009	July 26 2009	October 25 2009	January 31 2010	April 27 2008	July 27 2008	October 26 2008	January 25 2009
Net Sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of Sales	46%	45%	45%	46%	45%	45%	46%	47%

Gross Profit	54%	55%	55%	54%	55%	55%	54%	53%
Operating costs and expenses:
Selling, general & administrative	29%	25%	25%	30%	25%	24%	24%	26%
Product development & engineering	17%	16%	14%	16%	15%	13%	13%	16%
Acquisition related items	1%	0%	0%	2%	0%	0%	0%	0%
Restructuring charges	0%	0%	0%	0%	3%	0%	0%	0%
(Insurance recovery) legal expenses, net	0%	0%	0%	0%	0%	0%	0%	0%

Total operating costs and expenses	47%	42%	39%	48%	43%	38%	37%	42%

Operating income	8%	13%	16%	6%	12%	17%	16%	11%
Interest and other income, net	2%	0%	2%	0%	2%	2%	1%	1%

Income before taxes	10%	13%	18%	6%	14%	19%	17%	12%
Income tax expense (benefit)	2%	2%	45%	-4%	3%	4%	3%	2%

Net income	8%	11%	-27%	10%	11%	15%	14%	10%

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of such date.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that as of January 31, 2010 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sierra Monolithics, Inc., which is included in the Company’s January 31, 2010 consolidated financial statements and constituted $223.3 million and $110.7 million of total and net assets, respectively, as of January 31, 2010 and $6.1 million and $2.1 million of revenues and net loss, respectively, for the year then ended.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of January 31, 2010. Ernst & Young LLP’s attestation report is included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2010 was reported on a Form 8-K during that period.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer, Chief Financial Officer and Controller. Our Code of Conduct serves as our written code of ethics for those officers, and for persons performing similar functions. See Exhibit 14, which incorporates by reference the copy of our Code of Conduct filed as Exhibit 14 to our Annual Report on Form 10-K for fiscal year 2004 filed with the SEC on April 9, 2004. The Code of Conduct is also available at the Corporate Governance section of the Investors page on our website at www.semtech.com. Alternatively, you can request a copy of the Code of Conduct free of charge by sending a written request to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our Chief Executive Officer, Chief Financial Officer or Controller, we will within four business days of the event disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.

The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 24, 2010, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of stockholders, to be held on June 24, 2010, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

Item 11.	Executive Compensation

The information required under this item will appear under the captions “Director Compensation,” “Compensation Discussion and Analysis”, “Executive Compensation” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 24, 2010, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will appear under the captions “Beneficial Ownership of Securities,” “Securities Authorized for Issuance under Equity Compensation Plans” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 24, 2010, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item will appear under the captions “Election of Directors (Proposal Number 1)” “Corporate Governance, Transactions with Related Parties” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 24, 2010, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services

The information required under this item will appear under the captions “Independent Accountant Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 24, 2010, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II

SEMTECH CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED JANUARY 31, 2010

	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year

Year ended January 27, 2008
Allowance for doubtful accounts	$336,000	$39,000	$(6,000)	$369,000
Year ended January 25, 2009
Allowance for doubtful accounts	$369,000	$477,000	$(3,000)	$843,000
Year ended January 31, 2010
Allowance for doubtful accounts	$843,000	$459,000	$—	$1,302,000

(a)(3)	Exhibits. These exhibits are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated. Exhibits 10.1 through 10.41 constitute management contracts or compensatory plans or arrangements.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated November 18, 2009, by and among Semtech Corporation, Sierra Monolithics, Inc., SMI Merger Corp. and Shareholder Representative Services	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 15, 2009

2.2	First Amendment to Agreement and Plan of Merger, dated December 9, 2009, by and among Semtech Corporation, Sierra Monolithics, Inc., SMI Merger Corp. and Shareholder Representative Services	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2009

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

Exhibit No.	Description	Location
3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.1	Policy Regarding Director Compensation	Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.2	The Company’s 1994 Long-term Stock Incentive Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-44033) filed January 9, 1998

10.3	The Company’s 1994 Non-Employee Directors Stock Option Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-00599) filed January 31, 1996

10.4	The Company’s Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.5	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.6	Form of Long Term Stock Incentive Plan Award Agreement for Options Awarded to Non-Employee Directors on December 5, 2002	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.7	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006

10.8	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.9	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.10	Form of Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.11	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.12	Adoption Agreement adopting The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan) as amended and restated effective January 1, 2005	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.13	Amended and Restated Plan Document for The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan), effective January 1, 2005	Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

Exhibit No.	Description	Location
10.14	Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.15	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005

10.16	Cash Bonus Incentive Plan amended and restated as of January 30, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2006

10.17	Semtech Corporation Bonus Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 28, 2006

10.18	Semtech Corporation Bonus Plan, amended and restated effective January 29, 2007 (also known as the “Executive Bonus Plan”)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.19	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.20	Restricted Stock Award Agreement dated April 3, 2006 with respect to inducement award of restricted stock to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.21	Stock Option Award Agreement dated April 3, 2006 with respect to time-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.22	Stock Option Award Agreement dated April 3, 2006 with respect to performance-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.23	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.24	Memo to Emeka Chukwu dated, April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.25	Form of Long-Term Stock Incentive Plan Option Award Certificate	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.26	Form of Long-Term Stock Incentive Plan Restricted Stock Award Certificate	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.27	Form of Long-Term Stock Incentive Plan Performance Unit Award Certificate	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.28	Form of Long-Term Stock Incentive Plan Option Award Certificate (Non-Employee Directors)	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.29	Form of Long-Term Stock Incentive Plan Non-Employee Director Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2007

Exhibit No.	Description	Location
10.30	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.31	Semtech Corporation Executive Stock Ownership Guidelines	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.32	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.33	Semtech Corporation Chief Executive Officer Bonus Plan, as amended on March 2, 2010

10.34	Semtech Corporation 2007 SMI Assumed Plan	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.35	Semtech Corporation 2000 SMI Assumed Plan	Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.36	Semtech Corporation 2009 Long-Term Equity Inducement Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2009

10.37	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Performance-Based Vesting)

10.38	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Time-Based Vesting)

10.39	Restricted Stock Award Agreement dated March 29, 2010 with respect to time-based restricted stock award to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2010

10.40	Master Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2007

10.41	Supplemental Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2007

14	Semtech Corporation Code of Conduct	Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004 filed April 9, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description	Location
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2010	Semtech Corporation

	By:	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 1, 2010	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer Director

Date: April 1, 2010	/s/ Emeka Chukwu
Emeka Chukwu
Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: April 1, 2010	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: April 1, 2010	/s/ Glen M. Antle
Glen M. Antle
Director

Date: April 1, 2010	/s/ W. Dean Baker
W. Dean Baker
Director

Date: April 1, 2010	/s/ James P. Burra
James P. Burra
Director

Date: April 1, 2010	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: April 1, 2010	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: April 1, 2010	/s/ John L. Piotrowski
John L. Piotrowski
Director

Date: April 1, 2010	/s/ James T. Schraith
James T. Schraith
Director