Form 10-Q
period 2010-05-02
SEMTECH CORP
filed 2010-06-11
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value per share, outstanding at June 1, 2010: 62,103,285

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MAY 2, 2010

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	May 2, 2010	April 26, 2009
Net Sales	$101,880	$60,077
Cost of Sales	44,833	27,345

Gross Profit	57,047	32,732

Operating costs and expenses:
Selling, general and administrative	26,351	17,455
Product development and engineering	15,303	10,085
Intangible amortization	2,405	303

Total operating costs and expenses	44,059	27,843

Operating income	12,988	4,889

Interest and other income, net	197	1,290

Income before taxes	13,185	6,179
Provision for taxes	2,383	1,236

NET INCOME	$10,802	$4,943

Earnings per share:
Basic	$0.18	$0.08
Diluted	$0.17	$0.08

Weighted average number of shares used in computing earnings per share:
Basic	61,420	60,321
Diluted	63,181	60,593

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	May 2, 2010	January 31, 2010
Assets
Current assets:
Cash and cash equivalents	$82,367	$80,598
Temporary investments	57,134	55,462
Receivables, less allowances of $1,252 at May 2, 2010 and $1,302 at January 31, 2010	39,844	31,163
Inventories	33,203	33,819
Deferred income taxes	11,808	11,808
Other current assets	8,471	6,616

Total current assets	232,827	219,466
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $72,216 at May 2, 2010 and $70,805 at January 31, 2010	41,192	38,063
Investments, maturities in excess of 1 year	31,294	26,163
Deferred income taxes	7,179	7,153
Goodwill	129,651	129,651
Other intangibles, net	81,938	84,343
Other assets	9,802	9,455

Total non-current assets	301,056	294,828

TOTAL ASSETS	$533,883	$514,294

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,077	$23,643
Accrued liabilities	30,219	34,008
Income taxes payable	605	8,512
Deferred revenue	3,453	3,276
Accrued taxes	2,609	2,609
Deferred income taxes	1,332	1,332

Total current liabilities	67,295	73,380
Non-current liabilities:
Deferred income taxes	16,505	16,505
Accrued taxes	9,497	9,497
Other long-term liabilities	11,436	9,171
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 61,747,161 outstanding on May 2, 2010 and 78,136,144 issued and 61,261,015 outstanding on January 31, 2010	785	784
Treasury stock, at cost, 16,388,983 shares as of May 2, 2010 and 16,868,879 shares as of January 31, 2010	(270,308)	(279,306)
Additional paid-in capital	352,416	348,741
Retained earnings	345,506	334,704
Accumulated other comprehensive income	751	818

Total stockholders’ equity	429,150	405,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$533,883	$514,294

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	May 2, 2010	April 26, 2009
Cash flows from operating activities:
Net income	$10,802	$4,943
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,870	1,934
Deferred income taxes	—	(362)
Stock-based compensation	8,300	4,767
Tax benefit on stock based compensation	760	385
Excess tax benefits on stock based compensation	(257)	(20)
Loss on disposition of property, plant and equipment	75	8
Changes in assets and liabilities:
Receivables, net	(8,681)	3,071
Inventories	466	1,842
Prepaid expenses and other assets	(2,387)	(616)
Accounts payable	5,434	2,700
Accrued liabilities	(3,789)	(4,153)
Deferred revenue	177	(94)
Income taxes payable	(7,907)	1,125
Other liabilities	1,337	246

Net cash provided by operations	8,200	15,776
Cash flows from investing activities:
Purchase of available-for-sale investments	(31,732)	(62,702)
Proceeds from sales and maturities of available-for-sale investments	24,835	65,818
Proceeds from sale of property, plant and equipment	2	4
Purchases of property, plant and equipment	(4,486)	(1,404)
Purchases of intangibles	—	(2,300)

Net cash used in investing activities	(11,381)	(584)
Cash flows from financing activities:
Excess tax benefits on stock based compensation	257	20
Exercise of stock options	5,069	1,360
Repurchase of outstanding common stock	(376)	(1,694)

Net cash provided by (used in) financing activities	4,950	(314)
Effect of exchange rate changes on cash and cash equivalents	—	(3)

Net increase in cash and cash equivalents	1,769	14,875
Cash and cash equivalents at beginning of period	80,598	147,666

Cash and cash equivalents at end of period	$82,367	$162,541

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying interim consolidated condensed financial statements of Semtech Corporation and its subsidiaries (the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech Corporation and its subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading.

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The first quarter of fiscal years 2011 and 2010 each consisted of 13 weeks.

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

Note 2: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
(in thousands)	May 2, 2010	April 26, 2009
Net income	$10,802	$4,943
Change in net unrealized holding loss on available-for-sale investments	(68)	(98)
Gain on translation adjustment	—	10

Total comprehensive income	$10,734	$4,855

Note 3: Earnings Per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended
(in thousands, except per share amounts)	May 2, 2010	April 26, 2009
Net income	$10,802	$4,943

Weighted average common shares outstanding—basic	61,420	60,321
Dilutive effect of employee equity incentive plans	1,761	272

Weighted average common shares outstanding—diluted	63,181	60,593

Basic earnings per common share	$0.18	$0.08

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

For the first quarter of fiscal years 2011 and 2010, options to purchase approximately 5.2 million and 9.5 million shares, respectively, were not included in the computation of diluted net income per share because the options were considered anti-dilutive.

Note 4: Revenue Recognition

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

The estimated deferred gross margins on these sales, where there are no outstanding receivables, are recorded on the consolidated condensed balance sheets under the heading of “Deferred revenue.” The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

Note 5: Stock-Based Compensation

Share-based Payment Arrangements. The Company has various equity award plans (the “Plans”) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of May 2, 2010, the Company has granted stock options (“Options”) and restricted stock under the Plans and has also issued some stock-based compensation outside of the Plans, including Options and restricted stock issued as inducements to join the Company.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms. The Company uses the Black-Scholes pricing model to value Options. For awards classified as equity, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s or director’s requisite service period. For awards classified as liabilities, stock-based compensation cost is measured at fair value at each reporting date until the date of settlement, and is recognized as an expense over the employee or director’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.

Assumptions in Determining Fair Value of Options

(period average, except fair value on grant date)	Three Months Ended
	May 2, 2010	April 26, 2009
Expected lives, in years	5.0	5.0
Estimated volatility	40%	40%
Dividend yield	—	—
Risk-free interest rate	2.3%	1.9%
Weighted-average fair value on grant date	$6.37	$4.22

The estimated fair value of restricted stock was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock awarded in fiscal year 2010 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on May 2, 2010.

Financial Statement Effects and Presentation. The following tables show total pre-tax, stock-based compensation expense included in the consolidated condensed statements of operations for the first quarter of fiscal years 2011 and 2010, respectively.

Allocation of Stock-based Compensation

(in thousands)	Three Months Ended
	May 2, 2010	April 26, 2009
Cost of sales	$526	$314
Selling, general and administrative	5,604	3,590
Product development and engineering	2,170	863

Stock-based compensation, pre-tax	8,300	4,767
Net change in stock-based compensation capitalized into inventory	(150)	5

Total stock-based compensation	$8,150	$4,772

Impact of Stock-based Compensation

(in thousands)	Three Months Ended
	May 2, 2010	April 26, 2009
Stock-based compensation	$8,300	$4,767
Associated tax effect	(1,845)	(1,122)

Net effect on net income	$6,455	$3,645

Effect on earnings per share
Basic	$0.11	$0.06
Diluted	$0.10	$0.06
Weighted average number of shares
Basic	61,420	60,321
Diluted	63,181	60,593

Note 6: Investments

Certain investments that mature within three months of the balance sheet date, including money market funds, time deposits and U.S. government obligations, are accounted for as cash equivalents. Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments mature in excess of one year from the balance sheet date. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Interest and other income, net” on the consolidated condensed statements of operations.

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

The following table summarizes the Company’s investments as of May 2, 2010 and January 31, 2010:

Investments

	May 2, 2010			January 31, 2010
(in thousands)	Market Value	Cost Basis	Unrealized Gain	Market Value	Cost Basis	Unrealized Gain
U.S. government issues	$69,449	$69,380	$69	$62,555	$62,435	$120
Corporate issues	18,979	18,714	265	19,070	18,762	308

Total investments	$88,428	$88,094	$334	$81,625	$81,197	$428

The following table summarizes the maturities of the Company’s investments at May 2, 2010 and January 31, 2010:

Investment maturities

(in thousands)	May 2, 2010		January 31, 2010
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$57,134	$57,093	$55,462	$55,376
After 1 year through 5 years	31,294	31,001	26,163	25,821

Total investments	$88,428	$88,094	$81,625	$81,197

In the first quarter of fiscal years 2011 and 2010, the Company incurred $68,000 and $98,000, respectively, of unrealized loss (net of tax) on investments. These unrealized losses are the result of fluctuations in the market value of the Company’s investments and are included in “Accumulated other comprehensive income” on the consolidated condensed balance sheets. The tax associated with these comprehensive income items for the first quarter of fiscal years 2011 and 2010 was a reduction to the deferred tax liability of $26,000 and $3,000, respectively.

Investments and cash and cash equivalents generated interest income of $224,000 and $706,000 in the first quarter of fiscal years 2011 and 2010, respectively.

Note 7: Fair Value

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

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated condensed financial statements were based on the use of Level 1 inputs and consisted of the following items as of May 2, 2010:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)
Assets
Temporary investments	$57,134	$57,134
Investments, maturities in excess of 1 year	31,294	31,294
Other investments-deferred compensation	5,917	5,917

	$94,345	$94,345

Liabilities
Deferred compensation	$(8,605)	$(8,605)

Note 8: Inventories

Inventories, consisting of material, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

Inventories:

(in thousands)	May 2, 2010	January 31, 2010
Raw materials	$5,334	$3,445
Work in process	16,897	17,488
Finished goods	10,972	12,886

	$33,203	$33,819

Note 9: Intangible Assets

Goodwill - Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company concluded that there were no indicators of impairment as of May 2, 2010.

There were no changes to goodwill during the first three months of fiscal year 2011.

Purchased Intangibles – Purchased intangibles are amortized on a straight-line basis over their estimated useful lives. In-process research and development is recorded at fair value as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived assets and amortized over their useful lives.

Intangible assets consisted of the following:

(in thousands)		Gross Carrying Amount		Accumulated Amortization		Net Book Value
	Estimated Useful Life	May 2, 2010	January 31, 2010	May 2, 2010	January 31, 2010	May 2, 2010	January 31, 2010
Core technologies	2-10 years	$65,900	$65,900	$(7,989)	$(5,953)	$57,911	$59,947
In-process research and development	Indefinite	12,370	12,370	—	—	12,370	12,370
Customer relationships	8-10 years	12,130	12,130	(553)	(214)	11,577	11,916
Other Intangibles	2 years	230	230	(150)	(120)	80	110

Total other intangibles		$90,630	$90,630	$(8,692)	$(6,287)	$81,938	$84,343

Amortization expense related to intangible assets was $2.4 million and $303,000 as of May 2, 2010 and April 26, 2009, respectively.

Note 10: Taxes

The effective tax rate differs from the 35 percent statutory corporate tax rate in part due to the impact of lower foreign tax rates.

The gross unrecognized tax benefits (before federal impact of state items) were $13.8 million at May 2, 2010 and January 31, 2010, respectively. Included in the balances of unrecognized tax benefits at May 2, 2010 and January 31, 2010, are $12.1 million of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions was $12.1 million as of May 2, 2010 and January 31, 2010. This liability is reflected on the consolidated condensed balance sheets as “Accrued taxes.” The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company had approximately $193,000 of net interest and penalties accrued at May 2, 2010 and January 31, 2010.

Tax years prior to 2006 (fiscal year 2007) are generally not subject to examination by the Internal Revenue Service except for items with tax attributes that could impact open tax years.

For state returns, the Company is generally not subject to income tax examinations for years prior to 2005 (fiscal year 2006). The Company’s significant foreign tax presence is in Switzerland. The Company’s material Swiss tax filings have been examined through fiscal year 2009. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

As of May 2, 2010, it was reasonably possible that the total amounts of unrecognized tax benefits would decrease by up to $90,000 within twelve months due to the resolution of a foreign tax audit. Such resolution will result in tax payments by the Company if its positions are not sustained and will result in decreases in the liability for uncertain tax positions and a reduction to the tax provision if the Company’s positions are sustained.

Note 11: Commitments and Contingencies

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

The Company’s management is of the opinion that the ultimate resolution of such matters now pending will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. However, the outcome of legal proceedings cannot be predicted with any degree of certainty.

Refer to the discussion in Note 11 to the consolidated financial statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC on April 1, 2010. All proceedings discussed in the Form 10-K remain outstanding.

Product Warranties

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances the Company has agreed to other warranty terms, including some indemnification provisions. The table below summarizes changes in product warranty allowances in accrued liabilities.

(in thousands)
Balance at January 25, 2009	$50
Accruals acquired as part of acquisition	2,780
Settlements made (in cash or in kind) during period	(580)

Balance at January 31, 2010	2,250
Current accruals	61
Settlements made (in cash or in kind) during period	(317)

Balance at May 2, 2010	$1,994

Note 12: Geographic Information and Concentration of Risk

The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

Net sales activity by geographic region is as follows:

Sales by Region

(percentage of net sales)	Three Months Ended
	May 2, 2010	April 26, 2009
North America	26%	27%
Asia-Pacific	58%	51%
Europe	16%	22%

	100%	100%

The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales:

	May 2,	April 26,
(percentage of total sales)	2010	2009
United States	23%	22%
China (including Hong Kong)	31%	21%
South Korea	15%	22%

Total net sales	69%	65%

Income from continuing operations before income taxes is as follows:

(in thousands)	May 2, 2010	April 26, 2009
Domestic	$(3,890)	$(1,269)
Foreign	17,075	7,448

Total	$13,185	$6,179

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

Concentration of Net Sales - Significant Customers

(percentage of net sales)	Three Months Ended
	May 2, 2010	April 26, 2009
Samsung Electronics (and affiliates)	13%	20%
Frontek Technology Corp	12%	10%

Concentration of Accounts Receivable - Significant Customers

(percentage of accounts receivable)	Balance as of
	May 2, 2010	April 26, 2009
Samsung Electronics (and affiliates)	14%	16%
Frontek Technology Corp	14%	7%

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

Note 13: Matters Related to Historical Stock Option Practices

Since May 2006, the Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from its historical stock option practices. In the first quarter of fiscal years 2011 and 2010, the Company incurred expenses of $1.6 million and $409,000, respectively, in support of these matters. All activity related to these matters is charged to “Selling, general and administrative” on the consolidated condensed statements of operations.

The Company expects to continue to incur significant expense in connection with the on-going government inquires and class action litigation. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board of Directors authorizing such advances.

Note 14: Restructuring Costs

During fiscal years 2009 and 2010, the Company initiated restructuring plans to reorganize certain Company operations, consolidate research and development activities and reduce its workforce. The following table summarizes the restructuring charge and liability balance included in “Accrued liabilities” and “Other long-term liabilities” on the consolidated condensed balance sheet as of May 2, 2010.

Lease termination costs

(in thousands)	Restructuring at January 31, 2010	Additional Restructuring	Cash Payments / Other	Restructuring at May 2, 2010
	$484	$—	$(106)	$378

The outstanding liability for restructuring costs is classified on the Company’s consolidated condensed balance sheet as of May 2, 2010 as follows:

(in thousands)
Accrued liabilities	$167
Other long-term liabilities	211

$378

Note 15: Stock Repurchase Program; Treasury Shares

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

Summary of Repurchase and Withholding Activity

(in thousands, except share data)	Three Months Ended
	May 2, 2010		April 26, 2009
	Shares	Value	Shares	Value
Repurchases under the 2008 Program	—	$—	104,528	$1,388
Shares withheld from vested restricted shares	23,378	376	25,609	305

Total activity	23,378	$376	130,137	$1,693

The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 16: Recent Accounting Pronouncements

FASB ASC 105-10, “Generally Accepted Accounting Principles” (formerly FASB Statement No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles (“the Codification”))—In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Codification, which became effective on July 1, 2009. The Codification became the single source of authoritative non-governmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the U.S. GAAP hierarchy previously provided and establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s disclosures have been updated to be consistent with the Codification.

FASB ASU 2010-06, “Fair Value Measurements and Disclosures Topic 820 – Improving Disclosures about Fair Value Measurements”—In January 2010, the FASB issued guidance to improve the disclosures for Level 1, Level 2 and Level 3 fair value measurements. This standard requires new disclosures for significant transfers in and out of Level 1 and level 2 fair value measurements, and separate report information about purchases, sales issuances and settlements of Level 3 fair value measurements. This standard is effective for interim and annual periods beginning with the Company’s fiscal quarter ended May 2, 2010. This statement will not impact the Company’s consolidated results, but could result in additional disclosures in future periods.

FASB ASU 2010-09, “Subsequent Events Topic 855”—In February 2010, the FASB amended FASB ASC 855-110, “Subsequent Events” to provide that an entity that is a SEC filer is not required to disclose the date through which subsequent events have been evaluated. The Company’s disclosures have been updated to be consistent with this amendment.

Note 17: Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance date of these consolidated condensed financial statements. The Company has concluded that no subsequent events have occurred that required recognition or disclosure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the consolidated condensed financial statements and the notes to the consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward Looking Statements

This Quarterly Report contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,” “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this Quarterly Report and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2010. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to regarding forward-looking statements with caution, you should consider that the preparation of financial statements requires us to draw conclusions and make interpretations, judgments, assumptions and estimates with respect to factual, legal, and accounting matters. Different conclusions, interpretations, judgments, assumptions, or estimates could result in materially different results. See Note 1 to the consolidated condensed financial statements included in Item 1 of this Quarterly Report.

Overview

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

We operate our business in one enterprise-wide reportable segment. Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the first quarter of fiscal years 2011 and 2010, represented 43% and 41%% of net sales, respectively. Sales made directly to customers during the first quarter of fiscal year 2011 were 53% of net sales. The remaining 47% of net sales were made through independent distributors.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. For the first quarter of fiscal year 2011, approximately 52% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the first quarter of fiscal year 2011 constituted approximately 77% of our net sales. Approximately 58% of sales during the first quarter of fiscal year 2011 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Critical Accounting Policies and Estimates

In addition to the discussion below, you should refer to the disclosures regarding our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC on April 1, 2010.

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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2010 or the first quarter of fiscal year 2011.

The following table summarizes the deferred net revenue balance:

Deferred net revenue

(in thousands)	May 2, 2010	January 31, 2010
Deferred revenues	$4,119	$4,099
Deferred cost of revenues	1,251	1,771

Deferred revenues, net	$2,868	$2,328

Deferred product design and enginering revenue	585	948

Total deferred revenue	$3,453	$3,276

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

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended
	May 2, 2010	April 26, 2009
Net Sales	100.0%	100.0%
Cost of Sales	44.0%	45.5%

Gross Profit	56.0%	54.5%
Operating costs and expenses:
Selling, general & administrative	25.9%	29.1%
Product development & engineering	15.0%	16.8%
Intangible amortization	2.4%	0.5%

Total operating costs and expenses	43.2%	46.3%

Operating income	12.7%	8.1%
Interest and other income, net	0.2%	2.1%

Income before taxes	12.9%	10.3%
Provision for taxes	2.3%	2.1%

Net income	10.6%	8.2%

Percentages may not add precisely due to rounding.

Comparison of The Three Months Ended May 2, 2010 and April 26, 2009

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first quarter of fiscal years 2011 and 2010 were both 13 week periods.

Our estimates of sales by major end-market are detailed below:

End-Market

(in thousands; % of net sales)	Three Months Ended
	May 2, 2010		April 26, 2009
Computing	$11,233	11%	$8,577	14%
Communications	34,496	34%	11,043	19%
High-end Consumer (1)	34,580	34%	21,759	36%
Industrial	21,571	21%	18,698	31%

Total	$101,880	100%	$60,077	100%

(1)	For Samsung Electronics (and affiliates) which is a significant customer because net sales to Samsung accounted for more than 10% of our net sales in the first quarter of fiscal years 2011 and 2010, in the first quarter of fiscal years 2011 and 2010, approximately $5.0 million and $4.4 million, respectively, of the net sales into the High-end Consumer end-market, relate to products targeted for the handheld market (which includes mobile phones).

Net Sales. Net sales for the first quarter of fiscal year 2011 were $101.9 million, an increase of 70% compared to $60.1 million for the first quarter of fiscal year 2010. The higher revenue in the current quarter resulted from higher demand for products across all end-markets and the benefit of sales of new products resulting from our acquisition of Sierra Monolithics, Inc. (“SMI”) in the fourth quarter of fiscal year 2010.

Gross Profit. During the first quarter of fiscal year 2011, gross profit increased to $57.0 million from $32.7 million in the first quarter of fiscal year 2010. Gross profit margins increased to 56.0% from 54.5% in the first quarter of fiscal year 2010. This increase in gross profit reflects the impact of substantially higher sales and specifically a more favorable end-market product mix and the benefit of higher manufacturing volumes. Also contributing to the higher margins was the transition away from lower margin Computing products within Power Management.

Operating Costs and Expenses.

Operating Costs and Expenses

(in thousands)	Three Months Ended
	May 2, 2010		April 26, 2009		Change
Selling, general and administrative	$26,351	60%	$17,455	63%	51%
Product development and engineering	15,303	35%	10,085	36%	52%
Intangible amortization	2,405	5%	303	1%	694%

Total operating costs and expenses	$44,059	100%	$27,843	100%	58%

Selling, General and Administrative Expenses.

Selling, general and administrative (“SG&A”) expenses were $26.4 million and $17.5 million in the first quarter of fiscal years 2011 and 2010, respectively or an increase of 51%. This increase was driven by higher selling costs attributable to higher sales volumes and higher labor costs associated with an overall increase in personnel, including personnel added as a result of the SMI acquisition. SG&A expenses in the first quarter of fiscal year 2010 benefited from various short-term cost reduction initiatives. While expenses were higher in absolute dollars, SG&A expenses expressed as a percentage of sales dropped to 25.9% in the first quarter of fiscal year 2011 from 29.1% in the first quarter of fiscal year 2010, demonstrating enhanced leverage from the higher sales volumes.

Stock-based compensation expense was $5.6 million and $3.6 million in the first quarter of fiscal years 2011 and 2010, respectively. The increase is primarily attributable to inducement and replacement awards issued to employees that joined our company as a result of the acquisition of SMI, increased levels of awards granted to executives, increased projected performance vesting levels for equity awards with performance vesting metrics, and mark-to-market adjustments associated with liability based awards.

Selling, general and administrative expenses for the first quarter of fiscal years 2011 and 2010 include approximately $1.6 million and $409,000, respectively, for legal, accounting, tax and other professional services incurred in connection with matters related to our historical stock option practices, including the government inquiries, the related litigation, and other associated matters. These expenses also include claims for advancement of legal expenses to current and former directors, officers and employees. See Note 13 to our consolidated financial statements included in Item 1 of this Quarterly Report for additional information regarding expenses related to the class action lawsuit and historical stock option matters.

Product Development and Engineering Expenses

Product development and engineering expenses were $15.3 million and $10.1 million in the first quarter of fiscal years 2011 and 2010, respectively or an increase of 52%. The increase is principally driven by higher product development and engineering expenses across all product lines and incremental activity resulting from the acquisition of SMI. Additionally, stock-based compensation expense (which includes the impact of inducement and replacement awards issued to employees that joined our company as a result of the SMI acquisition) increased to $2.1 million in the first quarter of fiscal year 2011 from $860,000 in the first quarter of fiscal year 2010.

Intangible Amortization

Intangible amortization, which reflects amortization costs associated with acquired intangibles, was $2.4 million and $303,000 in the first quarter of fiscal years 2011 and 2010, respectively. The increase reflects the impact of the amortization of intangibles associated with our acquisition of SMI.

Interest and Other Income, Net.

Interest and other income was $0.2 million in the first quarter of fiscal year 2011, compared to $1.3 million in the first quarter of fiscal year 2010. This decrease is attributable to declining interest rates on lower cash and investment balances compared to the same period last year. Additionally, in the first quarter of fiscal year 2011 we recognized a negligible amount of foreign exchange transaction loss compared to the first quarter of fiscal year 2010, where we recognized $0.6 million of foreign exchange transaction gains.

Provision for Taxes.

Provision for income taxes was $2.4 million for the first quarter of fiscal year 2011, compared to $1.2 million in the first quarter of fiscal year 2010. The effective tax rate for the first quarter of fiscal years 2011 and 2010 was 18% and 20%, respectively. The decrease in rate is primarily attributable to a greater percentage of income in lower tax jurisdictions.

Business Outlook

On May 26, 2010, we announced our outlook for the second quarter of fiscal year 2011. At that time, we expected sequential revenue to be up 6% to 10% from the first quarter and we expected earnings per diluted share of approximately $0.25 to $0.27. Refer to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on May 26, 2010 for the complete announcement.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements. As of May 2, 2010, our total shareholders’ equity was $429.1 million. At that date we also had approximately $139.5 million in cash and short-term investments, as well as $31.3 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative fiscal quarters are presented below:

(in millions)	Three Months Ended
	May 2, 2010	April 26, 2009
Sources of Cash
Operating activities, including changes in working capital	$8.2	$15.8
Proceeds from exercise of compensatory stock plans, including tax benefits	5.3	1.4
Net (increase) decrease in investments	(6.9)	3.1

	$6.6	$20.3

Uses of Cash
Capital expenditures, net of sale proceeds	$(4.4)	$(1.4)
Purchased intangibles	—	(2.3)
Repurchase of common stock	(0.4)	(1.7)

	$(4.8)	$(5.4)

Net increase in cash and cash equivalents	$1.8	$14.9

We incur significant expenditures in order to fund the development, design, and manufacture of new products. We intend to continue to focus on those areas that have shown potential for viable and profitable market opportunities, which may require additional investment in equipment and will require continued, and perhaps additional investment in design and application engineers aimed at developing new products. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by operations and our existing cash balances.

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of May 2, 2010, our foreign subsidiaries held approximately $109.1 million of cash, cash equivalents and short-term investments, compared to $108.0 million at January 31, 2010. If we need these funds for investment in domestic operations, any repatriation, such as that which occurred in fiscal year 2010 to partially fund the acquisition of SMI, could result in increased tax liabilities.

One of our primary goals is to improve the cash flows from our existing business activities. Our cash, cash equivalents and investments, when combined with the lack of any outstanding debt obligations, give us the flexibility to use our free cash flow to return value to shareholders (in the form of stock repurchases) while also pursuing business improvement opportunities.

Additionally, we will continue to seek to maintain and improve our existing business performance with capital expenditures and, potentially, acquisitions that meet our rate of return requirements. Acquisitions might be made for either cash or stock consideration, or a combination of both. Alternatively, we could be willing to use debt to complete an acquisition.

Operating Activities

Net cash provided by operating activities is primarily due to net income adjusted for non-cash items plus fluctuations in operating assets and liabilities. Non-cash adjustments include deferred income taxes, stock-based compensation expense, depreciation, amortization of intangible assets, and tax benefits from stock-based awards.

Depreciation and amortization expense was $3.9 million for the first quarter of fiscal year 2011, compared to $1.9 million in the first quarter of fiscal year 2010. The increase is primarily attributable to the increase in fixed and intangible assets resulting from the acquisition of SMI in the fourth quarter of fiscal year 2010.

Stock-based compensation was $8.3 million in the first quarter of fiscal year 2011, compared to $4.8 million in the first quarter of fiscal year 2010. The increase is primarily attributable to inducement and replacement awards issued to employees that joined our company as a result of the acquisition of SMI, increased levels of awards granted to executives, increased projected performance vesting levels for equity awards with performance vesting metrics, and mark-to-market adjustments associated with liability based awards.

Fluctuations in operating assets and liabilities generated cash in the first quarter of fiscal year 2011, driven primarily by the following:

•	Accounts receivable increased by $8.7 million due to higher sales

•	Prepaid expenses and other assets increased by $2.4 million primarily due to the payment of annual insurance premiums

•	Accounts payable increased by $5.4 million primarily due to higher level of operating expenditures resulting from the overall increase in sales and related business activities

•	Accrued liabilities decreased by $3.8 million primarily due to payments related to employee bonus programs

•	Income taxes payable decreased by $7.9 million primarily due to the payment of U.S. federal income taxes

Investing Activities

Cash used in investing activities is primarily attributable to capital expenditures and purchases and sales/maturities of investments.

Capital expenditures were $4.5 million for the first quarter of fiscal year 2011, compared to $1.4 million for the first quarter of fiscal year 2010. The increases in capital expenditures were made primarily to maintain and expand our test capacity and support engineering and manufacturing functions.

Financing Activities

Cash provided by financing activities is primarily attributable to the proceeds from stock option exercises, the payment of statutory tax withholding obligations related to the vesting of restricted stock, and stock repurchases, if any.

For the first quarter of fiscal year 2011, cash collected directly from the exercise of stock options was $5.1 million, compared to $1.4 million in the first quarter of fiscal year 2010. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price. Such proceeds are difficult to forecast. The level of such cash inflows to us is subject to several factors which are not within our control. We believe that such proceeds will remain an important secondary source of cash after cash flow from operating activities.

We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. In the first quarter of fiscal year 2011, we did not repurchase any shares under this program. In addition to the stock repurchase program, shares valued at $376,000 were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations.

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

Certain contractual obligations, representing various commitments we have associated with our business, such as lease commitments and open purchase obligations, are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of May 2, 2010.

Contractual Obligations

There were no material changes in our contractual obligations during the first quarter of fiscal year 2011 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC on April 1, 2010.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Available Information

General information about us can be found on our website at www.semtech.com. The information on our website is for informational purposes only and should not be relied on for investment purposes. The information on our website is not incorporated by reference into this Quarterly Report and should not be considered part of this or any other report filed with the SEC.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of market risks, including commodity risk as discussed below and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for fiscal year 2010 that ended on January 31, 2010 filed with the SEC on April 1, 2010. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.

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

ITEM 4. Controls and Procedures

Disclosure Controls

We carried out, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended May 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Information about legal proceedings is set forth in Note 11 to the consolidated condensed financial statements included in Item 1 of this Quarterly Report.

ITEM 1A. Risk Factors

You should carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC on April 1, 2010. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC on April 1, 2010. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for a discussion of certain factors that may affect our future performance.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the first quarter of fiscal year 2011.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2011.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2010 (02/01/10 - 02/28/10)	—	$—	—	$15.0 million

March 2010 (03/01/10 - 03/28/10)	—	$—	—	$15.0 million

April 2010 (03/29/10 - 05/2/10)	—	$—	—	$15.0 million

Total first quarter	—		—

(1)	On March 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time through negotiated or open market transactions. This stock repurchase program does not have an expiration date.

(2)	The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated November 18, 2009, by and among Semtech Corporation, Sierra Monolithics, Inc., SMI Merger Corp. and Shareholder Representative Services	Exhibit 2.1 to our Current Report on Form 8-K filed December 15, 2009

2.2	First Amendment to Agreement and Plan of Merger, dated December 9, 2009, by and among Semtech Corporation, Sierra Monolithics, Inc., SMI Merger Corp. and Shareholder Representative Services	Exhibit 10.1 to our Current Report on Form 8-K filed December 15, 2009

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Restricted Stock Award Agreement dated March 29, 2010 with respect to time-based restricted stock award to Mohan Maheswaran pursuant to the Semtech Corporation 2008 Long-Term Equity Incentive Plan (such plan was filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008)	Exhibit 10.1 to our Current Report on Form 8-K filed April 1, 2010

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 is being furnished and shall not be deemed “filed”)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed “filed”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: June 11, 2010	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: June 11, 2010	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief Financial Officer