Form 10-Q
period 2010-08-01
SEMTECH CORP
filed 2010-09-10
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2010

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at September 1, 2010: 62,364,608

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED AUGUST 1, 2010

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Net Sales	$113,227	$66,317	$215,107	$126,394
Cost of Sales	45,795	30,165	90,628	57,510

Gross Profit	67,432	36,152	124,479	68,884

Operating costs and expenses:
Selling, general and administrative	24,915	16,741	51,266	34,196
Product development and engineering	17,404	10,591	32,707	20,675
Intangible amortization	2,405	302	4,810	605

Total operating costs and expenses	44,724	27,634	88,783	55,476

Operating income	22,708	8,518	35,696	13,408

Interest and other income, net	308	282	505	1,572

Income before taxes	23,016	8,800	36,201	14,980
Provision for taxes	3,354	1,380	5,737	2,616

NET INCOME	$19,662	$7,420	$30,464	$12,364

Earnings per share:
Basic	$0.32	$0.12	$0.49	$0.20
Diluted	$0.31	$0.12	$0.48	$0.20
Weighted average number of shares used in computing earnings per share:
Basic	61,933	60,493	61,679	60,429
Diluted	63,552	61,044	63,264	60,885

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	August 1, 2010	January 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,918	$80,598
Temporary investments	56,625	55,462
Receivables, less allowances of $1,121 at August 1, 2010 and $1,302 at January 31, 2010	49,009	31,163
Inventories	36,809	33,819
Deferred income taxes	11,808	11,808
Other current assets	7,412	6,616

Total current assets	267,581	219,466
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $73,787 at August 1, 2010 and $70,805 at January 31, 2010	45,860	38,063
Investments, maturities in excess of 1 year	30,654	26,163
Deferred income taxes	5,462	7,153
Goodwill	129,651	129,651
Other intangibles, net	79,532	84,343
Other assets	16,807	9,455

Total non-current assets	307,966	294,828

TOTAL ASSETS	$575,547	$514,294

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,946	$23,643
Accrued liabilities	33,725	34,008
Income taxes payable	7,668	8,512
Deferred revenue	3,936	3,276
Accrued taxes	2,609	2,609
Deferred income taxes	1,332	1,332

Total current liabilities	82,216	73,380
Non-current liabilities:
Deferred income taxes	16,505	16,505
Accrued taxes	9,497	9,497
Other long-term liabilities	11,445	9,171
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 62,094,055 outstanding on August 1, 2010 and 78,136,144 issued and 61,261,015 outstanding on January 31, 2010	785	784
Treasury stock, at cost, 16,042,089 shares as of August 1, 2010 and 16,868,879 shares as of January 31, 2010	(264,003)	(279,306)
Additional paid-in capital	353,091	348,741
Retained earnings	365,166	334,704
Accumulated other comprehensive income	845	818

Total stockholders’ equity	455,884	405,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$575,547	$514,294

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	August 1, 2010	July 26, 2009
Cash flows from operating activities:
Net income	$30,464	$12,364
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,855	3,724
Deferred income taxes	1,572	(274)
Stock-based compensation	15,506	9,718
Excess tax benefits on stock based compensation	(233)	(226)
Loss on disposition of property, plant and equipment	63	29
Changes in assets and liabilities:
Receivables, net	(17,846)	1,886
Inventories	(3,079)	1,306
Prepaid expenses and other assets	(8,762)	(2,133)
Accounts payable	9,303	8,347
Accrued liabilities	(283)	(1,203)
Deferred revenue	660	(211)
Income taxes payable	(844)	1,031
Other liabilities	652	649

Net cash provided by operations	35,028	35,007
Cash flows from investing activities:
Purchase of available-for-sale investments	(53,895)	(158,821)
Proceeds from sales and maturities of available-for-sale investments	48,268	94,814
Proceeds from sale of property, plant and equipment	51	4
Purchases of property, plant and equipment	(10,342)	(3,449)
Purchases of intangibles	—	(2,300)

Net cash used in investing activities	(15,918)	(69,752)
Cash flows from financing activities:
Excess tax benefits on stock based compensation	233	226
Exercise of stock options	7,379	5,472
Repurchase of outstanding common stock	(1,402)	(2,705)

Net cash provided by financing activities	6,210	2,993
Effect of exchange rate changes on cash and cash equivalents	—	(4)

Net increase (decrease) in cash and cash equivalents	25,320	(31,756)
Cash and cash equivalents at beginning of period	80,598	147,666

Cash and cash equivalents at end of period	$105,918	$115,910

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

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July, and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The second quarter of fiscal years 2011 and 2010 each consisted of 13 weeks. The first six months of fiscal years 2011 and 2010 each consisted of 26 weeks.

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

Certain amounts for prior periods have been reclassified to conform to the current presentation. These reclassifications were not significant and had no effect on previously reported consolidated operating income, income before taxes, net income, total assets or stockholder’s equity.

Note 2: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Net income	$19,662	$7,420	$30,464	$12,364
Change in net unrealized holding gain on available-for-sale investments	94	60	26	(28)
Gain on translation adjustment	—	4	—	12

Total comprehensive income	$19,756	$7,484	$30,490	$12,348

Note 3: Earnings per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Net income	$19,662	$7,420	$30,464	$12,364

Weighted average common shares outstanding—basic	61,933	60,493	61,679	60,429
Dilutive effect of employee equity incentive plans	1,619	551	1,585	456

Weighted average common shares outstanding—diluted	63,552	61,044	63,264	60,885

Basic earnings per common share	$0.32	$0.12	$0.49	$0.20
Diluted earnings per common share	$0.31	$0.12	$0.48	$0.20

Anti-dilutive shares not included in the above calculations	3,529	6,624	3,745	8,627

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

Note 5: Stock-Based Compensation

Stock-based Payment Arrangements. The Company has various equity award plans (the “Plans”) that provide for granting stock-based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock-based compensation. As of August 1, 2010, the Company has granted stock options (“Options”) and restricted stock under the Plans and has also issued some stock-based compensation outside of the Plans, including Options and restricted stock issued as inducements to join the Company.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms. The Company uses the Black-Scholes pricing model to value Options. For awards classified as equity, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s or director’s requisite service period. For awards classified as liabilities, stock-based compensation cost is measured at fair value at each reporting date until the date of settlement, and is recognized as an expense over the employee or director’s requisite service period. Expected lives are determined using the mid-point between the last vest date and the award expiration date since current awards typically expire in six years, which represents a significantly shorter life than historical awards. The risk-free interest rate is derived by referencing the implied yields currently available from the U.S. Treasury’s zero-coupon yield curve with a remaining term equal to the expected term of the award. Expected volatilities are based on historical volatility using daily and monthly stock price observations. The Company has not historically paid dividends.

Assumptions in Determining Fair Value of Options

	Three Months Ended		Six Months Ended
	August 1, 2010	July26, 2009	August 1, 2010	July26, 2009
Expected lives, in years	5.0	5.0	5.0	5.0
Estimated volatility	40%	40%	40%	40%
Dividend yield	—	—	—	—
Risk-free interest rate	1.8-2.1%	2.0%	1.8%-2.3%	2.0%
Weighted-average fair value on grant date	$ 6.46	$5.82	$6.39	$4.55

A summary of the activity for stock option awards for the first six months of fiscal year 2011 is presented below:

	Shares (in thousands)	Weighted average exercise price (per share)	Weighted average remaining contract lives (years)	Aggregate intrinsic value (in thousands)	Aggregate unrecognized compensation costs (in thousands)	Weighted average period over which expected to be recognized (years)
Outstanding as of January 31, 2010	9,151	$16.44
Granted	299	16.80
Exercised	(638)	12.13
Forfeited	(151)	11.30
Expired	(384)	27.07

Outstanding as of August 1, 2010	8,277	$16.40	5.46		$10,128	2.17
Exercisable as of August 1, 2010	6,419	$17.12	4.78	$8,762

The estimated fair value of restricted stock was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock awarded in fiscal year 2010 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on August 1, 2010.

A summary of the activity for restricted share awards is presented below:

	Shares (in thousands)	Weighted average fair value (per share)	Aggregate unrecognized compensation costs (in thousands)	Weighted average period over which expected to be recognized (years)
Outstanding as of January 31, 2010	2,456	$15.65
Granted	871	17.10
Vested	(386)	15.16
Forfeited	(338)	16.49

Outstanding as of August 1, 2010	2,603	$16.07	$36,210	2.58

Financial Statement Effects and Presentation. The following tables show total pre-tax, stock-based compensation expense included in the consolidated condensed statements of operations for the three and six month periods ended August 1, 2010 and July 26, 2009, respectively.

Allocation of Stock-based Compensation

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Cost of sales	$646	$344	$1,172	$658
Selling, general and administrative	4,702	3,354	10,306	6,944
Product development and engineering	1,858	1,254	4,028	2,116

Stock-based compensation, pre-tax	$7,206	$4,952	$15,506	$9,718

Net change in stock-based compensation capitalized into inventory	$61	$41	$(89)	$36

Adjustments to Expense During the Three and Six Months Ended August 1, 2010

Subsequent to the issuance of its May 2, 2010 unaudited consolidated financial statements, the Company implemented a new third-party stock-based compensation software package to replace the legacy software historically used. Upon implementation, the Company performed a comparison of historical results as computed under the legacy system with results from the new software package, noting differences.

The new software package enables the Company to refine its estimates of forfeitures. The Company accounted for this as a change in estimate. The Company discovered accounting errors in previously issued financial statements as the new software package was installed. The new software allocates stock-based compensation by award instead of grouping awards into a defined tranche resulting in higher levels of expense allocated to tax jurisdictions that record tax benefits for stock-based compensation. Consequently, the Company identified both a change in accounting estimate in the three months ended August 1, 2010 and a correction of errors in previously issued financial statements for the three months ended May 2, 2010 and the years ended January 31, 2010, January 25, 2009 and January 27, 2008.

The Company determined that correcting the accounting errors in previously issued financial statements would have generated additional tax benefits and a corresponding increase in net income of $196,000, $115,000, $120,000 and $142,000 for the three months ended May 2, 2010 and the years ended January 31, 2010, January 25, 2009 and January 27, 2008, respectively. Earnings per fully diluted share would not have changed in any of these periods. See Note 10 for additional discussion.

The Company has determined that the impact of these errors is not material to the previously issued annual and interim financial statements using the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99 (“SAB 99”) and SAB No. 108. Accordingly, the unaudited condensed consolidated financial statements for the three and six month periods ended August 1, 2010 include the adjustment to increase stock-based compensation expense for a change in accounting estimate by $328,000, net of tax effects and recognize the tax benefits and a corresponding increase to net income of $868,000 (or $0.01 of earnings per fully diluted share for both the three and six month periods ended August 1, 2010) to correct this error. The Company does not believe the correction of these accounting errors in previously issued financial statements is material to the consolidated financial statements for the three and six months ended August 1, 2010 and does not believe that it will be material to the annual consolidated financial statements for the fiscal year ending January 30, 2011.

Note 6: Investments

Certain investments that mature within three months of the balance sheet date are accounted for as cash equivalents. This includes money market funds, time deposits and U.S. government obligations. Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments have maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments mature in excess of one year from the balance sheet date. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Interest and other income, net” on the consolidated condensed statements of operations.

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

The following table summarizes the Company’s investments as of August 1, 2010 and January 31, 2010:

Investments

	August 1, 2010			January 31, 2010
(in thousands)	Market Value	Cost Basis	Unrealized Gain	Market Value	Cost Basis	Unrealized Gain
U.S. government issues	$69,299	$69,154	$145	$62,555	$62,435	$120
Corporate issues	17,980	17,675	305	19,070	18,762	308

Total investments	$87,279	$86,829	$450	$81,625	$81,197	$428

The following table summarizes the maturities of the Company’s investments at August 1, 2010 and January 31, 2010:

Investment maturities

	August 1, 2010		January 31, 2010
(in thousands)	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$56,625	$56,561	$55,462	$55,376
After 1 year through 5 years	30,654	30,268	26,163	25,821

Total investments	$87,279	$86,829	$81,625	$81,197

In the second quarter of fiscal years 2011 and 2010, the Company recognized $94,000 and $60,000, respectively, of unrealized gain (net of tax) on investments. These unrealized gains are the result of fluctuations in the market value of the Company’s investments and are included in “Accumulated other comprehensive income” on the consolidated condensed balance sheets. The tax associated with these comprehensive income items for the second quarter of fiscal years 2011 and 2010 was an increase to the deferred tax liability of $20,000 and $13,000, respectively.

In the first six months of fiscal years 2011 and 2010, the Company recognized an unrealized gain of $26,000 and an unrealized loss of $28,000 (net of tax), respectively, on investments. These unrealized gains and losses are the result of fluctuations in the market value of the Company’s investments and are included in “Accumulated other comprehensive income” on the consolidated condensed balance sheets. The tax associated with these comprehensive income items for the first six months of fiscal years 2011 and 2010 was a decrease to the deferred tax liability of $5,000 and an increase to the deferred tax liability of $10,000, respectively.

Investments and cash and cash equivalents generated interest income of $279,000 and $525,000 in the second quarter of fiscal years 2011 and 2010, respectively. For the first six months of fiscal years 2011 and 2010, investments and cash and cash equivalents generated interest income of $503,000 and $1.2 million, respectively.

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

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated condensed financial statements were based on the use of Level 1 inputs and consisted of the following items as of August 1, 2010:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)
Assets
Temporary investments	$56,625	$56,625
Investments, maturities in excess of 1 year	30,654	30,654
Other investments-deferred compensation	5,654	5,654

	$92,933	$92,933

Liabilities
Deferred compensation	$(8,600)	$(8,600)

Note 8: Inventories

Inventories, consisting of material, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

Inventories:

(in thousands)	August 1, 2010	January 31, 2010
Raw materials	$5,629	$3,445
Work in process	19,283	17,488
Finished goods	11,897	12,886

	$36,809	$33,819

Note 9: Intangible Assets

Goodwill—Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company concluded that there were no indicators of impairment as of August 1, 2010.

There were no changes to goodwill during the first six months of fiscal year 2011.

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

Intangible assets consisted of the following:

(in thousands)		Gross Carrying Amount		Accumulated Amortization		Net Book Value
	Estimated Useful Life	August 1, 2010	January 31, 2010	August 1, 2010	January 31, 2010	August 1, 2010	January 31, 2010
Core technologies	2-10 years	$65,900	$65,900	$(10,025)	$(5,953)	$55,875	$59,947
In-process research and development	Indefinite	12,370	12,370	—	—	12,370	12,370
Customer relationships	8-10 years	12,130	12,130	(893)	(214)	11,237	11,916
Other Intangibles	2 years	230	230	(180)	(120)	50	110

Total other intangibles		$90,630	$90,630	$(11,098)	$(6,287)	$79,532	$84,343

Core technologies includes $59.9 million of definite lived intangible assets from the December 9, 2009 acquisition of Sierra Monolithics, Inc. (“SMI”). These developed technology intangibles include current optical products, wireless products and microwave products.

The Company concluded that the intangibles classified as core technologies were identifiable intangible assets, separate from goodwill, since they were capable of being separated from SMI and sold, transferred or licensed, regardless of whether the Company intended to do so.

The fair value of these core technologies was determined using the multi-period excess earnings method. Each product technology was valued separately since each was determined to have a different remaining useful life.

For the three month periods ended August 1, 2010 and July 26, 2009, amortization expense related to intangible assets was $2.4 million and $302,000, respectively. Amortization expense related to intangible assets for the six month periods ended August 1, 2010 and July 26, 2009 was $4.8 million and $605,000, respectively.

Note 10: Taxes

The effective tax rate differs from the 35 percent statutory corporate tax rate in part due to the impact of lower foreign tax rates.

In the second quarter of fiscal year 2011, the Company recorded an $868,000 increase to its deferred tax assets to reflect the impact of higher anticipated tax benefits from equity compensation expense. Specifically, a higher portion of historical stock-based compensation expense was determined to be associated with tax jurisdictions where the Company expects to realize a future tax benefit. See Note 5 for additional discussion regarding the tax impact from adjustments to stock-based compensation expense.

The gross unrecognized tax benefits (before federal impact of state items) were $13.8 million at August 1, 2010 and January 31, 2010, respectively. Included in the balances of unrecognized tax benefits at August 1, 2010 and January 31, 2010, are $12.1 million of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions was $12.1 million as of August 1, 2010 and January 31, 2010. This liability is reflected on the consolidated condensed balance sheets as “Accrued taxes.” The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company had approximately $243,000 and $193,000 of net interest and penalties accrued at August 1, 2010 and January 31, 2010, respectively.

Tax years prior to 2006 (fiscal year 2007) are generally not subject to examination by the Internal Revenue Service except for items with tax attributes that could impact open tax years.

In the second quarter of fiscal year 2011, the California Franchise Tax Board initiated a routine examination of the Company’s filings for tax years 1998 through 2004. For state returns, the Company is generally not subject to income tax examinations for years prior to 2005 (fiscal year 2006).

The Company’s significant foreign tax presence is in Switzerland. The Company’s material Swiss tax filings have been examined through fiscal year 2009. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

As of August 1, 2010, it was reasonably possible that the total amounts of unrecognized tax benefits would decrease by up to $90,000 within twelve months due to the resolution of a foreign tax audit. Such resolution will result in tax payments by the Company if its positions are not sustained and will result in decreases in the liability for uncertain tax positions and a reduction to the tax provision if the Company’s positions are sustained.

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

Refer to the discussion in Note 11 to the consolidated financial statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC on April 1, 2010 and Note 11 to the consolidated condensed financial statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2010 filed with the SEC on June 11, 2010. Except as discussed below, all proceedings discussed in the Form 10-K remain outstanding.

Class Action Lawsuit. In Re: Semtech Corporation Securities Litigation, United States District Court, Central District of California, Case No. 2:07-CV-07114-CAS. In August 2007, a purported class action lawsuit was filed against the Company and certain current and former officers on behalf of persons who purchased or acquired Semtech securities from August 27, 2002 until July 19, 2006. The case alleges violations of Federal securities laws in connection with the Company’s past stock option practices. A very similar lawsuit, filed in October 2007 by another plaintiff, was not served. In February 2008, the Mississippi Public Employees’ Retirement System (“MPERS”) filed a motion in the US District Court for the Central District of California for consolidation of the cases described above, appointment of MPERS as lead plaintiff, and approval of selection of counsel. The MPERS motion was granted in late March 2008, and a Consolidated Amended Class Action Complaint was filed in May 2008, initiating the consolidated action with MPERS as the lead plaintiff. In December 2008, the Court granted motions to dismiss in favor of defendants Jason Carlson (former Chief Executive Officer of the Company) and Mohan Maheswaran (current Chief Executive Officer of the Company) regarding claims under Section 10(b) of the Securities Exchange Act of 1934. The Court denied all other motions of all defendants, including other motions to dismiss brought in relation to alternate allegations raised against Messrs. Carlson and Maheswaran, who remain pending as defendants in the matter. Following a May 2010 District Court ruling adverse to the Company on the discoverability and production of certain materials over which the Company asserts privileges and exclusions from production, the Company sought and has since been granted approval from the Ninth Circuit Court of Appeals to seek review of the District Court’s ruling and order. Appellate proceedings on the evidentiary issue are proceeding. Most recently, on August 23, 2010, the Court certified the plaintiff class (as proposed by plaintiffs) to be persons who purchased or acquired Semtech securities from August 27, 2002 until July 19, 2006. Discovery proceedings are ongoing at this time, subject to certain scheduling impacts relating to the appeal of the evidentiary matter now pending before the Ninth Circuit Court of Appeals. The Company is unable to predict the outcome of this litigation.

The Company accrued $10.0 million related to the settlement offer that was extended to the plaintiffs in the class action lawsuit. This settlement offer, which reflects the Company’s best estimate of its probable loss, remains pending. The accrual for this liability is reflected in Accrued liabilities on the consolidated balance sheets for the periods ended August 1, 2010 and January 31, 2010.

Product Warranties

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances the Company has agreed to other warranty terms, including some indemnification provisions. The table below summarizes changes in product warranty allowances in accrued liabilities.

(in thousands)
Balance at January 31, 2010	2,250
Current accruals	38
Settlements made (in cash or in kind) during period	(517)

Balance at August 1, 2010	$1,771

Compensating balances

The Company has arranged for letters of credit totaling $1.5 million to meet contractual requirements related to payments due a vendor for the acquisition of equipment. The letters of credit are supported by the Company’s bank accounts which could result in cash, up to $1.5 million, being subject to certain restrictions.

Note 12: Geographic Information and Concentration of Risk

The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

Net sales activity by geographic region is as follows:

Sales by Region

	Three Months Ended		Six Months Ended
(percentage of net sales)	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
North America	24%	25%	25%	26%
Asia-Pacific	60%	60%	59%	56%
Europe	16%	15%	16%	18%

	100%	100%	100%	100%

The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales:

	Three Months Ended		Six Months Ended
(percentage of total sales)	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
United States	22%	19%	23%	20%
China (including Hong Kong)	32%	26%	31%	23%
South Korea	12%	22%	12%	23%

Total net sales	66%	67%	66%	66%

Income from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Domestic	$3,557	$2,461	$(334)	$1,192
Foreign	19,459	6,339	36,535	13,788

Total	$23,016	$8,800	$36,201	$14,980

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

Concentration of Net Sales - Significant Customers

	Three Months Ended		Six Months Ended
(percentage of net sales)	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Samsung Electronics (and affiliates)	12%	18%	13%	18%
Frontek Technology Corp	12%	15%	12%	12%
Arrow Electronics (and affiliates)		10%		10%

Concentration of Accounts Receivable - Significant Customers

	Balance as of
(percentage of accounts receivable)	August 1, 2010	July 26, 2009
Samsung Electronics (and affiliates)	12%	14%
Frontek Technology Corp	12%	13%

Outside Subcontractors and Suppliers

The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Thailand and the Philippines.

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

In the second quarter of fiscal year 2011 the Company incurred expenses of $1.1 million in support of these matters. Expenses for the second quarter of fiscal year 2010 were offset by an insurance recovery of $1.3 million resulting in a net benefit of $340,000.

For the six month periods ended August 1, 2010 and July 26, 2009, the Company incurred expenses of $2.7 million and $69,000 (net of insurance recovery), respectively, in support of these matters.

The Company expects to continue to incur significant expense in connection with the class action litigation and on-going government inquires. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board of Directors authorizing such advances.

Note 14: Restructuring Costs

During fiscal years 2009 and 2010, the Company initiated restructuring plans to reorganize certain Company operations, consolidate research and development activities and reduce its workforce. The following table summarizes the restructuring charge and liability balance included in “Accrued liabilities” and “Other long-term liabilities” on the consolidated condensed balance sheet as of August 1, 2010.

Lease termination costs

(in thousands)	Restructuring at January 31, 2010	Additional Restructuring	Cash Payments / Other	Restructuring at August 1, 2010
	$484	$8	$(153)	$339

The outstanding liability for restructuring costs is classified on the Company’s consolidated condensed balance sheet as of August 1, 2010 as follows:

(in thousands)
Accrued liabilities	$150
Other long-term liabilities	189

$339

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

Summary of Repurchase and Withholding Activity

(in thousands, except share data)	Three Months Ended				Six Months Ended
	August 1, 2010		July 26, 2009		August 1, 2010		July 26, 2009
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Repurchases under the 2008 Program	—	$—	—	$—	—	$—	104,528	$1,390
Shares withheld from vested restricted shares	58,709	1,026	62,800	1,011	82,087	1,403	87,422	1,316

Total activity	58,709	$1,026	62,800	$1,011	82,087	$1,403	191,950	$2,706

The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 16: Recent Accounting Pronouncements

FASB Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method of Revenue Recognition – a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force” —In April 2010, the FASB issued new authoritative guidance on the milestone method of revenue recognition. The milestone method applies to research and development arrangements in which one or more payments are contingent upon achieving uncertain future events or circumstances. This guidance defines a milestone and provides criteria for determining whether the milestone method is appropriate. This standard is effective for milestones achieved in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. This standard is not expected to have a material impact on our financial statements.

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

In addition to regarding forward-looking statements with caution, you should consider that the preparation of financial statements requires us to draw conclusions and make interpretations, judgments, assumptions and estimates with respect to factual, legal, and accounting matters. Different conclusions, interpretations, judgments, assumptions, or estimates could result in materially different results. See Note 1 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report.

Overview

We design, develop, manufacture and market high-performance analog and mixed signal semiconductor products. We operate and report for results in one reportable segment. Our product lines include:

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

Advanced Communication and Sensing Products. We design, develop and market a portfolio of proprietary advanced wired communication, wireless communication, sensing integrated circuits (“ICs”) and ultra high speed Serializer/Deserializer (“SerDes”) products for transport communication. These ICs perform specialized timing and synchronization functions used in high-speed networks, specialized radio frequency (“RF”) functions used in a wide variety of industrial, medical and networking applications, and specialized sensing functions used in industrial and consumer applications and 40Gbps and 100Gbps chips and transceivers for short reach, metro and long haul applications and high performance transceivers for datacenter applications. Our advanced communications products feature a leading integrated timing solution for packet based communications networks. Our wireless and sensing products feature industry leading and longest range ISM radio, enabling low cost of ownership and increased reliability in all environments. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Our advanced communications and sensing products can be found in a broad range of applications including communications, industrial, medical and consumer applications.

Microwave and High-Reliability Products. We design, develop and market transceivers for wireless communications infrastructure, including 2G/3G/4G cellular repeaters, WiMAX CPE and base stations and defense and aerospace products, including satellite communication, ground to air beacons and unmanned air vehicles (“UAV”). This product group also includes our line of high-reliability discrete semiconductor products comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products. These products are typically used to convert alternating currents (“AC”) into direct currents (“DC”) and to protect circuits against very high voltage spikes or high current surges. Our microwave and high-reliability products can be found in a broad range of applications including industrial, military, medical and communications systems.

We operate our business in one enterprise-wide reportable segment. Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the second quarter of fiscal years 2011 and 2010, represented 40% and 41% of net sales, respectively. Sales made directly to customers during the second quarter of fiscal years 2011 and 2010 were 53% and 49% of net sales, respectively. The remaining sales were made through independent distributors.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. For the second quarter of fiscal year 2011, approximately 52% of our silicon, in terms of cost of wafers purchased, was manufactured in China.

Foreign sales during the second quarter of fiscal year 2011 constituted approximately 78% of our net sales. Approximately 60% of sales during the second quarter of fiscal year 2011 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2010 or the first six months of fiscal year 2011.

The following table summarizes the deferred net revenue balance:

Deferred net revenue

(in thousands)	August 1, 2010	January 31, 2010
Deferred revenues	$5,033	$4,099
Deferred cost of revenues	1,560	1,771

Deferred revenues, net	$3,473	$2,328
Deferred product design and enginering revenue	463	948

Total deferred revenue	$3,936	$3,276

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

Acquired Intangible Assets

The Company derived its estimates of fair value using market participant assumptions, including consideration of the highest and best use of the acquired intangibles. To establish the valuation premise related to highest and best use, we considered deal rationale, qualitative characteristics of the assets acquired, observations from past transactions within this industry regarding the use of similar assets subsequent to an acquisition and potential deal rationale and likely use of assets by hypothetical acquirers. The Company concluded that the highest and best uses for the acquired SMI assets are achieved by applying an in-use valuation premise.

Core technology and In-Process Research and Development (“IPRD”). With regards to valuation of the core technology and IPRD acquired from SMI, we used the multi-period excess earnings method to estimate fair value. The principle behind this method is that the fair value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. This approach required us to forecast revenues attributable solely to the intangible asset; apply an appropriate margin to forecasted sales; apply an appropriate tax charge to estimate post-tax cash flows; apply post-tax contributory asset charges to reflect the return required on other assets that contribute to the generation of the forecast cash flows; discount the resulting net post-tax cash flows, using an appropriate discount rate to arrive at the net present value; and add a tax amortization benefit.

Customer Relationships. With regards to valuation of the customer relationships acquired from SMI, we used the incremental profit method to estimate fair value. This approach required us to forecast revenues attributable solely to the intangible asset if the asset were in place; apply an appropriate margin to forecasted sales; add the expense necessary to recreate the asset; discount the resulting net post-tax cash flows, using an appropriate discount rate to arrive at the net present value; and add a tax amortization benefit.

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	40.4%	45.5%	42.1%	45.5%

Gross Profit	59.6%	54.5%	57.9%	54.5%
Operating costs and expenses:
Selling, general & administrative	22.0%	25.2%	23.8%	27.1%
Product development & engineering	15.4%	16.0%	15.2%	16.4%
Intangible amortization	2.1%	0.5%	2.2%	0.5%

Total operating costs and expenses	39.5%	41.7%	41.3%	43.9%

Operating income	20.1%	12.8%	16.6%	10.6%
Interest and other income, net	0.3%	0.4%	0.2%	1.2%

Income before taxes	20.3%	13.3%	16.8%	11.9%
Provision for taxes	3.0%	2.1%	2.7%	2.1%

Net income	17.4%	11.2%	14.2%	9.8%

Our regional mix of income from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Domestic	$3,557	$2,461	$(334)	$1,192
Foreign	19,459	6,339	36,535	13,788

Total	$23,016	$8,800	$36,201	$14,980

Domestic income from continuing operations include amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation.

Comparison of The Three Months Ended August 1, 2010 and July 26, 2009

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The second quarter of fiscal years 2011 and 2010 were both 13 week periods.

Our estimates of sales by major end-market are detailed below:

	Three Months Ended
(dollars in thousands; % of net sales)	August 1, 2010		July 26, 2009
Computing	$11,086	10%	$9,681	15%
Communications	40,941	36%	13,385	20%
High-end Consumer (1)	38,020	34%	26,754	40%
Industrial	23,180	20%	16,497	25%

Total	$113,227	100%	$66,317	100%

(1)	Approximately $4.9 million and $4.3 million of our total sales to Samsung Electronics (and affiliates), which is a significant customer, in the second quarter of fiscal years 2011 and 2010, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the High-end Consumer end-market category.

Net Sales. Net sales for the second quarter of fiscal year 2011 were $113.2 million, an increase of 71% compared to $66.3 million for the second quarter of fiscal year 2010. The higher revenue in the current quarter resulted from higher demand for products across all end-markets and the benefit of sales of new products resulting from our acquisition of Sierra Monolithics, Inc. (“SMI”) in the fourth quarter of fiscal year 2010 which contributed net sales of $20.8 million.

Gross Profit. During the second quarter of fiscal year 2011, gross profit increased to $67.4 million from $36.2 million in the second quarter of fiscal year 2010. Gross profit margins increased to 59.6% from 54.5% in the second quarter of fiscal year 2011 and 2010, respectively. This increase in gross profit reflects the impact of substantially higher sales, and specifically a more favorable end-market product mix, and the benefit of higher manufacturing volumes. Also contributing to the higher margins was the impact of higher margin sales from our acquisition of SMI which contributed 130 basis points to our overall gross margin. Our overall gross margin also benefited from the transition away from lower margin Computing products within Power Management.

Operating Costs and Expenses.

	Three Months Ended
(dollars in thousands)	August 1, 2010		July 26, 2009		Change
Selling, general and administrative	$24,915	56%	$16,741	61%	49%
Product development and engineering	17,404	39%	10,591	38%	64%
Intangible amortization	2,405	5%	302	1%	696%

Total operating costs and expenses	$44,724	100%	$27,634	100%	62%

Selling, General and Administrative Expenses.

Selling, general and administrative (“SG&A”) expenses were $24.9 million and $16.7 million in the second quarter of fiscal years 2011 and 2010, respectively or an increase of 49%. This increase was driven by higher selling costs attributable to higher sales volumes and higher labor costs associated with an overall increase in personnel, including personnel added as a result of the SMI acquisition. SG&A expenses in the second quarter of fiscal year 2010 benefited from various short-term cost reduction initiatives. While expenses were higher in absolute dollars, SG&A expenses expressed as a percentage of sales decreased to 22.0% in the second quarter of fiscal year 2011 from 25.2% in the second quarter of fiscal year 2010, demonstrating enhanced leverage from the higher sales volumes. Additionally, stock-based compensation expense (which includes the impact of inducement awards issued to employees that joined our company as a result of the SMI acquisition) increased to $4.7 million in the second quarter of fiscal year 2011 from $3.4 million in the second quarter of fiscal year 2010. Any future impact from the change in estimates used to calculate forfeitures for stock-based compensation expense is expected to be nominal.

Selling, general and administrative expenses for the second quarter of fiscal years 2011 and 2010 include approximately $1.1 million of expense and a benefit of $340,000 (net of a $1.3 million insurance recovery), respectively, for legal, accounting, tax and other professional services incurred in connection with matters related to our historical stock option practices, including the government inquiries, the related litigation, and other associated matters. These expenses also include claims for advancement of legal expenses to current and former directors, officers and employees. See Note 13 to our consolidated financial statements included in Item 1 of this Quarterly Report for additional information regarding expenses related to the class action lawsuit and historical stock option matters.

Product Development and Engineering Expenses

Product development and engineering expenses were $17.4 million and $10.6 million in the second quarter of fiscal years 2011 and 2010, respectively or an increase of 64%. The increase is principally driven by higher product development and engineering expenses across the majority of product lines and incremental activity resulting from the acquisition of SMI.

Intangible Amortization

Intangible amortization, which reflects amortization costs associated with acquired intangibles, was $2.4 million and $302,000 in the second quarter of fiscal years 2011 and 2010, respectively. The increase reflects the impact of the amortization of intangibles associated with our acquisition of SMI.

Interest and Other Income, Net.

Interest and other income was $308,000 in the second quarter of fiscal year 2011, compared to $282,000 in the second quarter of fiscal year 2010. Interest income decreased as a result of declining interest rates on lower cash and investment balances. This decrease was partially offset by a nominal gain from foreign currency transactions.

Provision for Taxes.

Provision for income taxes was $3.4 million for the second quarter of fiscal year 2011, compared to $1.4 million in the second quarter of fiscal year 2010. The second quarter of fiscal year 2011 includes an $868,000 adjustment associated with higher expected tax benefits from stock-based compensation. See Note 5 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report. The effective tax rates for the second quarter of fiscal years 2011 and 2010 were 15% and 16%, respectively. The effective tax rate for fiscal year 2011 does not include a benefit for the research tax credit, which expired at the end of calendar year 2009.

Comparison of The Six Months Ended August 1, 2010 and July 26, 2009

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first six months of fiscal years 2011 and 2010 were both 26 week periods.

Our estimates of sales by major end-market are detailed below:

	Six Months Ended
(in thousands; % of net sales)	August 1, 2010		July 26, 2009
Computing	$22,319	10%	$18,255	14%
Communications	75,437	35%	24,424	20%
High-end Consumer (1)	72,600	34%	48,527	38%
Industrial	44,751	21%	35,188	28%

Total	$215,107	100%	$126,394	100%

(1)	Approximately $4.9 million and $4.3 million of our total sales to Samsung Electronics (and affiliates), which is a significant customer, in the second quarter of fiscal years 2011 and 2010, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the High-end Consumer end-market category.

Net Sales. Net sales for the first six months of fiscal year 2011 were $215.1 million, an increase of 70% compared to $126.4 million for the first six months of fiscal year 2010. The higher revenue resulted from higher demand for products across all end-markets and the benefit of sales of new products resulting from our acquisition of Sierra Monolithics, Inc. (“SMI”) in the fourth quarter of fiscal year 2010 which contributed net sales of $34.1 million.

Gross Profit. During the first six months of fiscal year 2011, gross profit increased to $124.5 million from $68.9 million in the first six months of fiscal year 2010. Gross profit margins increased to 57.9% from 54.5% in the first six months of fiscal years 2011 and 2010, respectively. This increase in gross profit reflects the impact of substantially higher sales and specifically a more favorable end-market product mix and the benefit of higher manufacturing volumes. Also contributing to the higher margins was the transition away from lower margin Computing products within Power Management.

Operating Costs and Expenses.

	Six Months Ended
(in thousands)	August 1, 2010		July 26, 2009		Change
Selling, general and administrative	$51,266	58%	$34,196	62%	50%
Product development and engineering	32,707	37%	20,675	37%	58%
Intangible amortization	4,810	5%	605	1%	695%

Total operating costs and expenses	$88,783	100%	$55,476	100%	60%

Selling, General and Administrative Expenses.

Selling, general and administrative (“SG&A”) expenses were $51.3 million and $34.2 million in the first six months of fiscal years 2011 and 2010, respectively or an increase of 50%. This increase was driven by higher selling costs attributable to higher sales volumes and higher labor costs associated with an overall increase in personnel, including personnel added as a result of the SMI acquisition. SG&A expenses in the first six months of fiscal year 2010 benefited from various short-term cost reduction initiatives. While expenses were higher in absolute dollars, SG&A expenses expressed as a percentage of sales decreased to 23.8% in the first six months of fiscal year 2011 from 27.1% in the first six months of fiscal year 2010, demonstrating enhanced leverage from the higher sales volumes. Additionally, stock-based compensation expense (which includes the impact of inducement awards issued to employees that joined our company as a result of the SMI acquisition) increased to $10.3 million in the first six months of fiscal year 2011 from $6.9 million in the first six months of fiscal year 2010. Any future impact from the change in estimates used to calculate forfeitures for stock-based compensation expense is expected to be nominal.

Selling, general and administrative expenses for the first six months of fiscal years 2011 and 2010 include approximately $2.7 million and $69,000 (net of insurance recovery), respectively, for legal, accounting, tax and other professional services incurred in connection with matters related to our historical stock option practices, including the government inquiries, the related litigation, and other associated matters. These expenses also include claims for advancement of legal expenses to current and former directors, officers and employees. See Note 13 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding expenses related to the class action lawsuit and historical stock option matters.

Product Development and Engineering Expenses

Product development and engineering expenses were $32.7 million and $20.7 million in the first six months of fiscal years 2011 and 2010, respectively or an increase of 58%. The increase is principally driven by higher product development and engineering expenses across the majority of product lines and incremental activity resulting from the acquisition of SMI. Additionally, stock-based compensation expense (which includes the impact of inducement and replacement awards issued to employees that joined our company as a result of the SMI acquisition) increased to $4.0 million in the first six months of fiscal year 2011 from $2.1 million in the first six months of fiscal year 2010.

Intangible Amortization

Intangible amortization, which reflects amortization costs associated with acquired intangibles, was $4.8 million and $605,000 in the first six months of fiscal years 2011 and 2010, respectively. The increase reflects the impact of the amortization of intangibles associated with our acquisition of SMI.

Interest and Other Income, Net.

Interest and other income was $505,000 in the first six months of fiscal year 2011, compared to $1.6 million in the first six months of fiscal year 2010. This decrease is attributable to a $700,000 decline in interest income due to declining interest rates and lower cash and investment balances. Additionally, in the first six months of fiscal year 2010, we recognized a $400,000 foreign currency gain, compared to a nominal gain in the first six months of fiscal year 2011.

Provision for Taxes.

Provision for income taxes was $5.7 million for the first six months of fiscal year 2011, compared to $2.6 million for the first six months of fiscal year 2010. The effective tax rate for the first six months of fiscal years 2011 and 2010 was 15% and 17%, respectively. The effective tax rate for fiscal year 2011 does not include a benefit for the research tax credit, which expired at the end calendar year 2009.

In the second quarter of fiscal year 2011, an $868,000 adjustment was recorded to reflect higher expected tax benefits from stock-based compensation. See Note 5 to the consolidated condensed financial statements included in Item 1 of this Quarterly Report.

Business Outlook

On August 25, 2010, we announced our outlook for the third quarter of fiscal year 2011. At that time, we expected sequential revenue to be up 6% to 10% from the second quarter and we expected earnings per diluted share of approximately $0.33 to $0.35. Refer to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on August 25, 2010 for the complete announcement.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements. As of August 1, 2010, our total shareholders’ equity was $455.9 million. At that date we also had approximately $162.5 million in cash and short-term investments, as well as $30.7 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative six month periods are presented below:

	Six Months Ended
(in millions)	August 1, 2010	July 26, 2009
Sources of Cash
Operating activities, including changes in working capital	$35.0	$35.0
Proceeds from exercise of compensatory stock plans, including tax benefits	7.6	5.7

	$42.6	$40.7

Uses of Cash
Capital expenditures, net of sale proceeds	$(10.3)	$(3.4)
Net increase in investments	(5.6)	(64.1)
Purchased intangibles	—	(2.3)
Repurchase of common stock	(1.4)	(2.7)

	$(17.3)	$(72.5)

Net increase (decrease) in cash and cash equivalents	$25.3	$(31.8)

We incur significant expenditures in order to fund the development, design, and manufacture of new products. We intend to continue to focus on those areas that have shown potential for viable and profitable market opportunities, which may require additional investment in equipment and the hiring of additional design and application engineers. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by operations and our existing cash balances.

We have arranged for letters of credit totaling $1.5 million to meet contractual requirements related to payments due a vendor for the acquisition of equipment. The letters of credit are supported by our bank accounts which could result in cash, up to $1.5 million, being subject to certain restrictions.

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of August 1, 2010, our foreign subsidiaries held approximately $124.9 million of cash, cash equivalents and short-term investments, compared to $108.0 million at January 31, 2010. If we need these funds for investment in domestic operations, any repatriation, such as that which occurred in fiscal year 2010 to partially fund the acquisition of SMI, could result in increased tax liabilities.

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

During the first six months of fiscal years 2011 and 2010, depreciation and amortization expense was $7.9 and $3.7 million, respectively. The increase is primarily attributable to the increase in fixed and intangible assets resulting from the acquisition of SMI in the fourth quarter of fiscal year 2010.

Stock-based compensation was $15.5 million and $9.7 million for the first six months of fiscal years 2011 and 2010, respectively. The increase is primarily attributable to the following: 1) inducement and replacement awards issued to employees that joined the Company as a result of the acquisition of SMI; 2) increased level of awards granted to executives; 3) higher performance by employees who received performance based awards; and 4) mark-to-market adjustments associated with liability based awards.

Fluctuations in operating assets and liabilities used cash on a net basis in the first six months of fiscal year 2011, driven primarily by the following:

•	Accounts receivable increased by $17.8 million due to higher sales

•	Inventory increased by $3.1 million due to higher build levels to support increases in demand

•	Accounts payable increased by $9.3 million primarily due to higher levels of operating expenses and capital expenditures resulting from the overall increase in sales and related business activities

•	Prepaid and other assets increased by $8.8 million primarily as a result of prepaid taxes recorded as part of the integration of SMI activities into our global structure.

Investing Activities

Cash used in investing activities is primarily attributable to capital expenditures and purchases and sales/maturities of investments.

Capital expenditures were $10.3 million for the first six months of fiscal year 2011 compared to $3.4 million for the first six months of fiscal year 2010. The increases in capital expenditures were made primarily to maintain and expand our test capacity and support engineering and manufacturing functions. We expect capital expenditures in the third quarter of fiscal year 2011 to increase to $9.0 million to support new product platforms and new process technologies.

Financing Activities

Cash provided by financing activities is primarily attributable to the proceeds from the exercise of stock options offset by the payment of statutory tax withholding obligations related to the vesting of restricted stock, and the repurchase of common stock, if any.

For the first six months of fiscal year 2011, cash received from the exercise of stock options was $7.4 million compared with $5.5 million in the first six months of fiscal year 2010.

We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control. We believe that such proceeds will remain an important secondary source of cash after cash flow from operating activities.

We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. In the first six months of fiscal year 2011, we did not repurchase any shares under this program. In addition to the stock repurchase program, shares valued at $1.4 million were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the first six months of fiscal year 2011.

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

Certain contractual obligations, representing various commitments we have associated with our business, such as lease commitments and open purchase obligations, are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of August 1, 2010.

Contractual Obligations

There were no material changes in our contractual obligations during the first six months of fiscal year 2011 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC on April 1, 2010.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the fiscal quarter ended August 1, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the quarter ended August 1, 2010, we implemented a new third-party stock-based compensation software package to replace the legacy software historically used. The implementation of the new software package was the result of an initiative to upgrade and improve the functionality of our software. We assessed the change as a significant change in our internal controls. The upgrade was not in response to an identified internal control deficiency or material weakness. Upon implementation, we performed a comparison of historical results as computed under the legacy system with results from the new software package, noting differences. These differences, which include accounting errors that impacted previously issued financial statements, are discussed in Note 5 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Information about legal proceedings is set forth in Note 11 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the second quarter of fiscal year 2011.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by us of shares of our common stock during the second quarter of fiscal year 2011.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2010 (05/03/10 - 05/30/10)	—	$—	—	$15.0 million

June 2010 (05/31/10-06/27/10)	—	$—	—	$15.0 million

July 2010 (06/28/10-08/01/10)	—	$—	—	$15.0 million

Total second quarter	—		—

(1)	On March 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time through negotiated or open market transactions. This stock repurchase program does not have an expiration date.

(2)	The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 is being furnished and shall not be deemed “filed”)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed “filed”)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: September 10, 2010	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: September 10, 2010	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief Financial Officer