Form 10-Q
period 2010-10-31
SEMTECH CORP
filed 2010-12-10
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at December 1, 2010: 63,358,157

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2010

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Net sales	$123,125	$75,147	$338,232	$201,541
Cost of sales	49,304	33,776	139,932	91,286

Gross profit	73,821	41,371	198,300	110,255

Operating costs and expenses:
Selling, general and administrative	35,501	18,521	86,767	52,717
Product development and engineering	18,400	10,467	51,107	31,142
Intangible amortization	2,406	303	7,216	908

Total operating costs and expenses	56,307	29,291	145,090	84,767

Operating income	17,514	12,080	53,210	25,488

Interest and other income, net	3	1,136	508	2,708

Income before taxes	17,517	13,216	53,718	28,196
Provision for taxes	1,412	34,103	7,149	36,719

NET INCOME (LOSS)	$16,105	$(20,887)	$46,569	$(8,523)

Earnings (Loss) per share:
Basic	$0.26	$(0.34)	$0.75	$(0.14)
Diluted	$0.25	$(0.34)	$0.73	$(0.14)
Weighted average number of shares used in computing earnings (loss) per share:
Basic	62,493	61,030	61,950	60,622
Diluted	64,555	61,030	63,723	60,622

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	October 31, 2010	January 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,209	$80,598
Temporary investments	42,686	55,462
Receivables, less allowances of $1,186 at October 31, 2010 and $1,302 at January 31, 2010	58,911	31,163
Inventories	43,203	33,819
Deferred income taxes	11,808	11,808
Other current assets	11,925	6,616

Total current assets	310,742	219,466
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $75,365 at October 31, 2010 and $70,805 at January 31, 2010	50,568	38,063
Investments, maturities in excess of 1 year	43,810	26,163
Deferred income taxes	4,896	7,153
Goodwill	129,651	129,651
Other intangibles, net	77,127	84,343
Other assets	14,865	9,455

Total non-current assets	320,917	294,828

TOTAL ASSETS	$631,659	$514,294

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,273	$23,643
Accrued liabilities	48,946	34,008
Income taxes payable	6,536	8,512
Deferred revenue	5,210	3,276
Accrued taxes	2,609	2,609
Deferred income taxes	1,332	1,332

Total current liabilities	100,906	73,380
Non-current liabilities:
Deferred income taxes	16,505	16,505
Accrued taxes	9,597	9,497
Other long-term liabilities	14,030	9,171
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 63,157,665 outstanding on October 31, 2010 and 78,136,144 issued and 61,261,015 outstanding on January 31, 2010	785	784
Treasury stock, at cost, 14,978,479 shares as of October 31, 2010 and 16,868,879 shares as of January 31, 2010	(245,500)	(279,306)
Additional paid-in capital	353,208	348,741
Retained earnings	381,273	334,704
Accumulated other comprehensive income	855	818

Total stockholders’ equity	490,621	405,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$631,659	$514,294

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 31, 2010	October 25, 2009
Cash flows from operating activities:
Net income (loss)	$46,569	$(8,523)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	12,267	5,447
Deferred income taxes	1,909	30,900
Stock-based compensation	22,925	13,820
Excess tax benefits on stock based compensation	(281)	(470)
Loss on disposition of property, plant and equipment	69	53
Changes in assets and liabilities:
Receivables, net	(27,748)	1,965
Inventories	(9,454)	2,471
Prepaid expenses and other assets	(3,051)	840
Accounts payable	12,630	8,738
Accrued liabilities	13,899	1,056
Deferred revenue	1,934	(440)
Income taxes payable and prepaid taxes	(9,271)	1,207
Other liabilities	2,209	1,235

Net cash provided by operations	64,606	58,299
Cash flows from investing activities:
Purchase of available-for-sale investments	(84,802)	(244,450)
Proceeds from sales and maturities of available-for-sale investments	79,961	142,485
Proceeds from sale of property, plant and equipment	76	15
Purchases of property, plant and equipment	(18,016)	(7,293)
Purchases of intangibles	—	(2,300)

Net cash used in investing activities	(22,781)	(111,543)
Cash flows from financing activities:
Excess tax benefits on stock based compensation	281	470
Exercise of stock options	22,218	11,313
Repurchase of outstanding common stock	(2,714)	(3,110)

Net cash provided by financing activities	19,785	8,673
Effect of exchange rate changes on cash and cash equivalents	1	(42)

Net increase (decrease) in cash and cash equivalents	61,611	(44,613)
Cash and cash equivalents at beginning of period	80,598	147,666

Cash and cash equivalents at end of period	$142,209	$103,053

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

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The third quarter of fiscal years 2011 and 2010 each consisted of 13 weeks. The first nine months of fiscal years 2011 and 2010 each consisted of 39 weeks.

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

Note 2: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Net income (loss)	$16,105	$(20,887)	$46,569	$(8,523)
Change in net unrealized holding gain on available-for-sale investments	10	108	36	79
Gain on translation adjustment	1	(6)	1	6

Total comprehensive income (loss)	$16,116	$(20,785)	$46,606	$(8,438)

Note 3: Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per common share was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Net income (loss)	$16,105	$(20,887)	$46,569	$(8,523)

Weighted average common shares outstanding—basic	62,493	61,030	61,950	60,622
Dilutive effect of employee equity incentive plans	2,062	—	1,773	—

Weighted average common shares outstanding—diluted	64,555	61,030	63,723	60,622

Basic earnings (loss) per common share	$0.26	$(0.34)	$0.75	$(0.14)
Diluted earnings (loss) per common share	$0.25	$(0.34)	$0.73	$(0.14)

Anti-dilutive shares not included in the above calculations	1,645	4,866	2,595	9,038

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

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

Note 5: Stock-Based Compensation

Stock-based Payment Arrangements. The Company has various equity award plans (the “Plans”) that provide for granting stock-based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several forms of stock-based compensation. As of October 31, 2010, the Company has granted stock options (“Options”) and restricted stock under the Plans and has also issued stock-based compensation outside of the Plans, including Options and restricted stock issued as inducements to join the Company.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms. The Company uses the Black-Scholes pricing model to value Options. For awards classified as equity, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s or director’s requisite service period. For awards classified as liabilities, stock-based compensation cost is measured at fair value at each reporting date until the date of settlement, and is recognized as an expense over the employee or director’s requisite service period. Expected lives were determined using the mid-point between the last vest date and the award expiration or the combined weighted-time-outstanding for historical awards for awards granted in the third quarter of fiscal year 2011. The risk-free interest rate is derived by referencing the implied yields currently available from the U.S. Treasury’s zero-coupon yield curve with a remaining term equal to the expected term of the award. Expected volatilities are based on historical volatility using daily and monthly stock price observations. The Company has not historically paid dividends.

Assumptions in Determining Fair Value of Options

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Expected lives, in years	4.3	5.0	4.3 - 5.0	5.0
Estimated volatility	40%	40%	40%	40%
Dividend yield	—	—	—	—
Risk-free interest rate	1.2%	2.7%	1.2%-2.3%	2.2%
Weighted average fair value on grant date	$5.73	$6.85	$6.30	$5.28

A summary of the activity for stock option awards for the first nine months of fiscal year 2011 is presented below:

	Shares (in thousands)	Weighted average exercise price (per share)	Weighted average remaining contract lives (years)	Aggregate intrinsic value (in thousands)	Aggregate unrecognized compensation costs (in thousands)	Weighted average period over which expected to be recognized (years)
Outstanding as of January 31, 2010	9,151	$16.44
Granted	348	16.80
Exercised	(1,671)	13.95
Forfeited	(193)	11.51
Expired	(387)	26.78

Outstanding as of October 31, 2010	7,248	$16.61	3.39		$8,483	2.07
Exercisable as of October 31, 2010	5,665	$17.29	3.32	$26,648

The estimated fair value of restricted stock was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock awarded in fiscal year 2011 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on October 31, 2010.

A summary of the activity for restricted share awards is presented below:

	Shares (in thousands)	Weighted average fair value (per share)	Aggregate unrecognized compensation costs (in thousands)	Weighted average period over which expected to be recognized (years)
Outstanding as of January 31, 2010	2,456	$15.65
Granted	1,228	16.99
Vested	(533)	15.62
Forfeited	(274)	16.29

Outstanding as of October 31, 2010	2,877	$15.86	$41,451	2.62

Financial Statement Effects and Presentation. The following tables show total pre-tax, stock-based compensation expense included in the consolidated condensed statements of operations for the three and nine month periods ended October 31, 2010 and October 25, 2009, respectively.

Allocation of Stock-based Compensation

	Three Months Ended		Nine Months Ended
(in thousands)	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Cost of sales	$305	$284	$1,477	$942
Selling, general and administrative	5,206	2,658	15,512	9,602
Product development and engineering	1,908	1,160	5,936	3,276

Stock-based compensation, pre-tax	$7,419	$4,102	$22,925	$13,820

Net change in stock-based compensation capitalized into inventory	$20	$(52)	$(70)	$(88)

Adjustments to Expense During the Three and Nine Months Ended October 31, 2010

During the second quarter of fiscal year 2011 and subsequent to the issuance of its May 2, 2010 unaudited consolidated financial statements, the Company implemented a new third-party stock-based compensation software package to replace the legacy software historically used. Upon implementation during the second quarter of fiscal year 2011, the Company performed a comparison of historical results as computed under the legacy system with results from the new software package, noting differences.

The new software package enables the Company to refine its estimates of forfeitures. The Company accounted for this as a change in estimate in the second quarter of fiscal year 2011. As the new software package was installed, the Company discovered accounting errors in previously issued financial statements. The new software allocates stock-based compensation by award instead of grouping awards into a defined tranche, resulting in higher levels of expense allocated to tax jurisdictions that record tax benefits for stock-based compensation. Consequently, the Company identified both a change in accounting estimate in the quarter ended August 1, 2010 and a correction of errors in previously issued financial statements for the three months ended May 2, 2010 and the years ended January 31, 2010, January 25, 2009 and January 27, 2008.

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

The Company has determined that the impact of these errors is not material to the previously issued annual and interim financial statements using the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99 (“SAB 99”) and SAB No. 108. Accordingly, the unaudited condensed consolidated financial statements for the nine month period ended October 31, 2010 include the adjustment to increase stock-based compensation expense for a change in accounting estimate by $328,000, net of tax effects and recognize the tax benefits and a corresponding increase to net income of $868,000 (or $0.01 of earnings per fully diluted share for the nine month period ended October 31, 2010) to correct this error. The Company does not believe the correction of these accounting errors in previously issued financial statements is material to the consolidated financial statements for the nine month period ended October 31, 2010 and does not believe that it will be material to the annual consolidated financial statements for the fiscal year ending January 30, 2011.

Note 6: Investments

Certain investments that mature within three months of the date of purchase are accounted for as cash equivalents. This includes money market funds, time deposits and U.S. government obligations. Temporary and long-term investments consist of government, bank and corporate obligations. Temporary investments mature within twelve months of the balance sheet date. Long-term investments mature in excess of one year from the balance sheet date. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Interest and other income, net” on the consolidated condensed statements of operations.

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

The following table summarizes the Company’s investments as of October 31, 2010 and January 31, 2010:

Investments

	October 31, 2010			January 31, 2010
(in thousands)	Market Value	Cost Basis	Unrealized Gain	Market Value	Cost Basis	Unrealized Gain
U.S. government issues	$68,570	$68,399	$171	$62,555	$62,435	$120
Corporate issues	17,926	17,639	287	19,070	18,762	308

Total investments	$86,496	$86,038	$458	$81,625	$81,197	$428

The following table summarizes the maturities of the Company’s investments at October 31, 2010 and January 31, 2010:

Investment maturities

	October 31, 2010		January 31, 2010
(in thousands)	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$42,686	$42,631	$55,462	$55,376
After 1 year through 5 years	43,810	43,407	26,163	25,821

Total investments	$86,496	$86,038	$81,625	$81,197

In the third quarter of fiscal years 2011 and 2010, the Company recognized $10,000 and $108,000, respectively, of unrealized gain (net of tax) on investments. These unrealized gains are the result of fluctuations in the market value of the Company’s investments and are included in “Accumulated other comprehensive income” on the consolidated condensed balance sheets. The tax associated with these comprehensive income items for the third quarter of fiscal years 2011 and 2010 was a decrease to the deferred tax liability of $1,000 and an increase to the deferred tax liability of $30,000, respectively.

In the first nine months of fiscal years 2011 and 2010, the Company recognized an unrealized gain of $36,000 and $79,000 (net of tax), respectively, on investments. These unrealized gains are the result of fluctuations in the market value of the Company’s investments and are included in “Accumulated other comprehensive income” on the consolidated condensed balance sheets. The tax associated with these comprehensive income items for the first nine months of fiscal years 2011 and 2010 was a decrease to the deferred tax liability of $6,000 and an increase to the deferred tax liability of $40,000, respectively.

Investments and cash and cash equivalents generated interest income of $242,000 and $486,000 in the third quarter of fiscal years 2011 and 2010, respectively. For the first nine months of fiscal years 2011 and 2010, investments and cash and cash equivalents generated interest income of $693,000 and $2.1 million, respectively.

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

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated condensed financial statements were based on the use of Level 1 inputs and consisted of the following items as of October 31, 2010:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)
Assets
Temporary investments	$42,686	$42,686
Investments, maturities in excess of 1 year	43,810	43,810
Other investments-deferred compensation	5,940	5,940

	$92,436	$92,436

Note 8: Inventories

Inventories, consisting of material, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

Inventories:

(in thousands)	October 31, 2010	January 31, 2010
Raw materials	$4,026	$3,445
Work in process	25,508	17,488
Finished goods	13,669	12,886

	$43,203	$33,819

Note 9: Intangible Assets

Goodwill—Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company concluded that there were no indicators of impairment as of October 31, 2010.

There were no changes to goodwill during the first nine months of fiscal year 2011.

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

Intangible assets consisted of the following:

(in thousands)		Gross Carrying Amount		Accumulated Amortization		Net Book Value
	Estimated Useful Life	October 31, 2010	January 31, 2010	October 31, 2010	January 31, 2010	October 31, 2010	January 31, 2010
Core technologies	2-10 years	$65,900	$65,900	$(12,061)	$(5,953)	$53,839	$59,947
In-process research and development	Indefinite	12,370	12,370	—	—	12,370	12,370
Customer relationships	8-10 years	12,130	12,130	(1,232)	(214)	10,898	11,916
Other Intangibles	2 years	230	230	(210)	(120)	20	110

Total other intangibles		$90,630	$90,630	$(13,503)	$(6,287)	$77,127	$84,343

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

For the three month periods ended October 31, 2010 and October 25, 2009, amortization expense related to intangible assets was $2.4 million and $303,000, respectively. Amortization expense related to intangible assets for the nine month periods ended October 31, 2010 and October 25, 2009 was $7.2 million and $908,000, respectively.

Note 10: Taxes

The effective tax rate differs from the 35 percent statutory corporate tax rate in part due to the impact of lower foreign tax rates.

The gross unrecognized tax benefits (before federal impact of state items) were $13.8 million at October 31, 2010 and January 31, 2010, respectively. Included in the balances of unrecognized tax benefits at October 31, 2010 and January 31, 2010, are $12.1 million of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions was $12.2 million as of October 31, 2010 and $12.1 million as of January 31, 2010. This liability is reflected on the consolidated condensed balance sheets as “Accrued taxes.” The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company had approximately $293,000 and $193,000 of net interest and penalties accrued at October 31, 2010 and January 31, 2010, respectively.

In the third quarter of fiscal year 2011, the State of California enacted state law changes. These changes to state law, and the anticipated deduction for a $20.0 million legal settlement discussed further in Note 12, will limit the Company’s ability to utilize certain state carryforward net operating losses prior to their expiration. As a result, the Company recorded a valuation allowance of $932,000 in the quarter ended October 31, 2010 to reflect these utilization concerns. In addition, the Company concluded that as a result of tax law changes scheduled to take effect for California in fiscal year 2012, the value of certain deferred tax assets needed to be reduced. Accordingly, in the quarter ended October 31, 2010, the Company reduced the value of state deferred tax assets by $627,000 to reflect lower expected benefits as a result of the changes in state tax law. The impact of these adjustments was partially offset by higher levels of generated tax credits and a more favorable mix of regional income.

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

In the second quarter of fiscal year 2011, the California Franchise Tax Board initiated a limited examination of the Company’s filings for tax years 1998 through 2004. The Company believes that it has adequately provided for any adjustments that may result from this examination. For state returns, the Company is generally not subject to income tax examinations for years prior to 2005 (fiscal year 2006).

The Company’s significant foreign tax presence is in Switzerland. The Company’s material Swiss tax filings have been examined through fiscal year 2009. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

As of October 31, 2010, it was reasonably possible that the total amounts of unrecognized tax benefits would decrease by up to $90,000 within twelve months due to the resolution of a foreign tax audit. Such resolution will result in tax payments by the Company if its positions are not sustained and will result in decreases in the liability for uncertain tax positions and a reduction to the tax provision if the Company’s positions are sustained.

Note 11: Commitments and Contingencies

Legal Matters

From time to time in the ordinary course of its business, the Company is involved in various claims, litigation, and other legal actions that are normal to the nature of its business, including with respect to intellectual property, contract, product liability, employment, and environmental matters.

The Company records any amounts recovered in these matters when collection is certain. Liabilities for claims against the Company are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Any amounts recorded are based on periodic reviews by outside counsel, in-house counsel and management and are adjusted as additional information becomes available or assessments change.

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

Refer to the discussion in Note 11 to the consolidated financial statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC on April 1, 2010, Note 11 to the consolidated condensed financial statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2010 filed with the SEC on June 11, 2010 and Note 11 to the consolidated condensed financial statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010 filed with the SEC on September 10, 2010. Except as discussed below, all proceedings discussed in the Form 10-K remain outstanding.

Class Action Lawsuit. In Re: Semtech Corporation Securities Litigation, United States District Court, Central District of California, Case No. 2:07-CV-07114-CAS. In August 2007, a purported class action lawsuit was filed against the Company and certain current and former officers on behalf of persons who purchased or acquired Semtech securities from August 27, 2002 until July 19, 2006. The case alleges violations of Federal securities laws in connection with the Company’s past stock option practices. A very similar lawsuit, filed in October 2007 by another plaintiff, was not served. In February 2008, the Mississippi Public Employees’ Retirement System (“MPERS”) filed a motion in the US District Court for the Central District of California for consolidation of the cases described above, appointment of MPERS as lead plaintiff, and approval of selection of counsel. The MPERS motion was granted in late March 2008, and a Consolidated Amended Class Action Complaint was filed in May 2008, initiating the consolidated action with MPERS as the lead plaintiff. In December 2008, the Court granted motions to dismiss in favor of defendants Jason Carlson (former Chief Executive Officer of the Company) and Mohan Maheswaran (current Chief Executive Officer of the Company) regarding claims under Section 10(b) of the Securities Exchange Act of 1934. The Court denied all other motions of all defendants, including other motions to dismiss brought in relation to alternate allegations raised against Messrs. Carlson and Maheswaran, who remain pending as defendants in the matter. Following a May 2010 District Court ruling adverse to the Company on the discoverability and production of certain materials over which the Company asserts privileges and exclusions from production, the Company sought and has since been granted approval from the Ninth Circuit Court of Appeals to seek review of the District Court’s ruling and order. On August 23, 2010, the Court certified the plaintiff class (as proposed by plaintiffs) to be persons who purchased or acquired Semtech securities from August 27, 2002 until July 19, 2006. Appellate proceedings on the evidentiary issue are proceeding. Trial related proceedings are proposed to be stayed due to the pending appellate proceedings. The full schedule of appellate proceedings has not been finalized.

On December 5, 2010, the Company entered into an agreement in principle to settle all claims asserted against all defendants in the putative class action concerning the Company’s stock option accounting practices. The agreement in principle provides for the payment of $20.0 million by the Company. The agreement in principle contemplates the negotiation and execution of a final settlement agreement. The proposed settlement would fully resolve all claims against the Company, all current officers and directors of the Company named in the lawsuit, and certain former officers and directors of the Company named in the lawsuit. No parties admit any wrongdoing as part of the proposed settlement. The settlement is subject to preliminary approval by the Court, notice to the putative class and subsequent final approval by the Court.

The Company recognized this subsequent event and increased its estimate to settle the Class Action Lawsuit from $10.0 million at January 31, 2010 and July 31, 2010 to $20.0 million at October 31, 2010. This resulted in additional expense of $10.0 million reported in Selling, general and administrative expenses on the consolidated statements of income. This liability is reflected in Accrued liabilities on the consolidated balance sheets.

Product Warranties

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances the Company has agreed to other warranty terms, including some indemnification provisions. The table below summarizes changes in product warranty allowances in accrued liabilities.

(in thousands)
Balance at January 31, 2010	$2,250
Current accruals	99
Accrual reversals	(260)
Settlements made (in cash or in kind) during period	(528)

Balance at October 31, 2010	$1,561

Note 12: Geographic Information and Concentration of Risk

The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

Net sales activity by geographic region is as follows:

Sales by Region

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
North America	24%	23%	25%	25%
Asia-Pacific	62%	61%	57%	58%
Europe	14%	16%	18%	17%

	100%	100%	100%	100%

The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales:

	Three Months Ended		Nine Months Ended
(percentage of total sales)	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
United States	21%	18%	21%	19%
China (including Hong Kong)	36%	28%	33%	25%
South Korea	9%	19%	12%	21%

Total net sales	66%	65%	66%	65%

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Domestic	$(10,263)	$(1,107)	$(10,598)	$85
Foreign	27,780	14,323	64,316	28,111

Total	$17,517	$13,216	$53,718	$28,196

Domestic income (loss) from continuing operations include amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

Concentration of Net Sales - Significant Customers

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Samsung Electronics (and affiliates)	12%	19%	13%	18%
Frontek Technology Corp	10%	15%	11%	13%
Huawei Technologies (and affiliates)	10%

Concentration of Accounts Receivable - Significant Customers

	Balance as of
(percentage of accounts receivable)	October 31, 2010	October 25, 2009
Samsung Electronics (and affiliates)	14%	14%
Huawei Technologies (and affiliates)	17%

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

Note 13: Matters Related to Historical Stock Option Practices

Since May 2006, the Company has incurred substantial expenses for legal and other professional services in connection with matters associated with or stemming from its historical stock option practices. All activity related to these matters is charged to “Selling, general and administrative” on the consolidated condensed statements of operations.

In the third quarter of fiscal years 2011 and 2010, the Company incurred expenses of $10.6 million (including $10.0 million related to the agreement in principle to settle the Class Action Lawsuit) and $1.1 million, respectively, in support of these matters. For the first nine months of fiscal years 2011 and 2010, the Company incurred expenses of $13.3 million (including $10.0 million related to the agreement in principle to settle the Class Action Lawsuit) and $1.1 million (net of insurance recovery), respectively, in support of these matters. See Note 12 regarding the proposed settlement of the class action litigation.

Note 14: Restructuring Costs

During fiscal years 2009 and 2010, the Company initiated restructuring plans to reorganize certain Company operations, consolidate research and development activities and reduce its workforce. The following table summarizes the restructuring charge and liability balance included in “Accrued liabilities” and “Other long-term liabilities” on the consolidated condensed balance sheet as of October 31, 2010.

Lease termination costs

(in thousands)	Restructuring at January 31, 2010	Additional Restructuring	Cash Payments / Other	Restructuring at October 31, 2010
	$484	$8	$(175)	$317

The outstanding liability for restructuring costs is classified on the Company’s consolidated condensed balance sheet as of October 31, 2010 as follows:

(in thousands)
Accrued liabilities	$154
Other long-term liabilities	163

$317

Note 15: Stock Repurchase Program; Treasury Shares

In the first quarter of fiscal year 2009, the Company announced that its Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date.

In addition to repurchase activity under the 2008 Program, the Company withholds shares from vested restricted stock to pay employee payroll and income tax withholding liabilities.

Summary of Repurchase and Withholding Activity

(in thousands, except share data)	Three Months Ended				Nine Months Ended
	October 31, 2010		October 25, 2009		October 31, 2010		October 25, 2009
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Repurchases under the 2008 Program	74,702	$1,258	—	$—	74,702	$1,258	104,528	$1,390
Shares withheld from vested restricted shares	3,310	54	23,172	405	85,397	1,456	110,594	1,720

Total activity	78,012	$1,312	23,172	$405	160,099	$2,714	215,122	$3,110

The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 16: Recent Accounting Pronouncements

FASB Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition (Topic 605) – Milestone Method of Revenue Recognition – a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force” —In April 2010, the FASB issued new authoritative guidance on the milestone method of revenue recognition. The milestone method applies to research and development arrangements in which one or more payments are contingent upon achieving uncertain future events or circumstances. This guidance defines a milestone and provides criteria for determining whether the milestone method is appropriate. This standard is effective for milestones achieved in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. This standard is not expected to have a material impact on our financial statements.

Note 17: Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance date of these consolidated condensed financial statements. Except as provided below, the Company has concluded that no subsequent events have occurred that required recognition or disclosure.

On December 5, 2010, the Company entered into an agreement in principle to settle all claims asserted against all defendants in the putative class action concerning the Company’s stock option accounting practices. The agreement in principle provides for the payment of $20.0 million by the Company. The agreement in principle contemplates the negotiation and execution of a final settlement agreement. The proposed settlement would fully resolve all claims against the Company, all current officers and directors of the Company named in the lawsuit, and certain former officers and directors of the Company named in the lawsuit. No parties admit any wrongdoing as part of the proposed settlement. The settlement is subject to preliminary approval by the Court, notice to the putative class and subsequent final approval by the Court.

The agreement in principle was entered into after the Company announced its preliminary results of operations for the period ended October 31, 2010 on form 8-K on December 1, 2010, but prior to the filing of the Company’s Quarterly Report on Form 10-Q with the U.S. Securities and Exchange Commission for the period ended October 31, 2010. As a result, the Company has reflected the impact of the agreement in principle, which is a subsequent event, in its financial statements for the period ended October 31, 2010.

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

We operate our business in one enterprise-wide reportable segment. Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the third quarter of fiscal years 2011 and 2010, represented 31% and 41% of net sales, respectively. Sales made directly to customers during the third quarter of fiscal years 2011 and 2010 were 58% and 51% of net sales, respectively. The remaining sales were made through independent distributors.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. For the third quarter of fiscal year 2011, approximately 46% of our silicon, in terms of cost of wafers purchased, was manufactured in China.

Foreign sales during the third quarter of fiscal year 2011 constituted approximately 79% of our net sales. Approximately 62% of sales during the third quarter of fiscal year 2011 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of products using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2010 or the first nine months of fiscal year 2011.

The following table summarizes the deferred net revenue balance:

Deferred net revenue

(in thousands)	October 31, 2010	January 31, 2010
Deferred revenues	$6,989	$4,099
Deferred cost of revenues	1,990	1,771

Deferred revenues, net	$4,999	$2,328
Deferred product design and enginering revenue	211	948

Total deferred revenue	$5,210	$3,276

Gross Profit

Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead. We determine the cost of inventory by the first-in, first-out method.

Operating Costs

Our operating costs and expenses generally consist of selling, general and administrative, product development and engineering costs, costs associated with acquisitions, and other operating related charges.

Acquired Intangible Assets

The Company derived its estimates of fair value using market participant assumptions, including consideration of the highest and best use of the acquired intangibles. To establish the valuation premise related to highest and best use, we considered deal rationale, qualitative characteristics of the assets acquired, observations from past transactions within this industry regarding the use of similar assets subsequent to an acquisition, and potential deal rationale and likely use of assets by hypothetical acquirers. The Company concluded that the highest and best uses for the acquired Sierra Monolithics, Inc. (“SMI”) assets are achieved by applying an in-use valuation premise.

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

Customer Relationships. With regards to valuation of the customer relationships acquired from SMI, we used the incremental profit method to estimate fair value. This approach required us to forecast revenues attributable solely to the intangible asset as if the asset were in place; apply an appropriate margin to forecasted sales; add the expense necessary to recreate the asset; discount the resulting net post-tax cash flows, using an appropriate discount rate to arrive at the net present value; and add a tax amortization benefit.

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	40.0%	44.9%	41.4%	45.3%

Gross Profit	60.0%	55.1%	58.6%	54.7%
Operating costs and expenses:
Selling, general & administrative	28.8%	24.6%	25.7%	26.2%
Product development & engineering	14.9%	13.9%	15.1%	15.5%
Intangible amortization	2.0%	0.4%	2.1%	0.5%

Total operating costs and expenses	45.7%	39.0%	42.9%	42.1%

Operating income	14.2%	16.1%	15.7%	12.6%
Interest and other income, net	0.0%	1.5%	0.2%	1.3%

Income before taxes	14.2%	17.6%	15.9%	14.0%
Provision for taxes	1.1%	45.4%	2.1%	18.2%

Net income (loss)	13.1%	(27.8%)	13.8%	(4.2%)

Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 31, 2010	October 25, 2009	October 31, 2010	October 25, 2009
Domestic	$(10,263)	$(1,107)	$(10,598)	$85
Foreign	27,780	14,323	64,316	28,111

Total	$17,517	$13,216	$53,718	$28,196

Domestic income (loss) from continuing operations include amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.

Comparison of The Three Months Ended October 31, 2010 and October 25, 2009

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The third quarter of fiscal years 2011 and 2010 were both 13-week periods.

Our estimates of sales by major end-market are detailed below:

	Three Months Ended
(dollars in thousands; % of net sales)	October 31, 2010		October 25, 2009
Computing	$11,081	9%	$11,893	16%
Communications	44,325	36%	16,109	21%
High-end Consumer (1)	43,094	35%	31,905	43%
Industrial	24,625	20%	15,240	20%

Total	$123,125	100%	$75,147	100%

(1)	Approximately $6.4 million and $4.7 million of our total sales to Samsung Electronics (and affiliates), which is a significant customer, in the third quarter of fiscal years 2011 and 2010, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the High-end Consumer end-market category.

Net Sales. Net sales for the third quarter of fiscal year 2011 were $123.1 million, an increase of 64% compared to $75.1 million for the third quarter of fiscal year 2010. The higher revenue in the current quarter resulted from higher demand for products across the high-end consumer, communications and industrial end-markets and the benefit of sales of new products resulting from our acquisition of SMI in the fourth quarter of fiscal year 2010 which contributed net sales of $26.8 million for the three-months ended October 31, 2010.

Gross Profit. During the third quarter of fiscal year 2011, gross profit increased to $73.8 million from $41.4 million in the third quarter of fiscal year 2010. Gross profit margins increased to 60.0% in the third quarter of fiscal year 2011 from 55.1% in the third quarter of fiscal year 2010. This increase in gross profit reflects the impact of substantially higher sales, and specifically a more favorable end-market product mix, and the benefit of higher manufacturing volumes. Also contributing to the higher margins was the impact of higher margin sales from new products from our acquisition of SMI which contributed 110 basis points to our overall gross margin. Our overall gross margin also benefited from the transition away from lower margin Computing products within Power Management.

Operating Costs and Expenses.

	Three Months Ended
(dollars in thousands)	October 31, 2010		October 25, 2009		Change
Selling, general and administrative	$35,501	63%	$18,521	63%	92%
Product development and engineering	18,400	33%	10,467	36%	76%
Intangible amortization	2,406	4%	303	1%	694%

Total operating costs and expenses	$56,307	100%	$29,291	100%	92%

Selling, General and Administrative Expenses.

Selling, general and administrative (“SG&A”) expenses were $35.5 million and $18.5 million in the third quarter of fiscal years 2011 and 2010, respectively or an increase of 91.7%. SG&A expenses for the three month period ended October 31, 2010 include a $10.0 million expense related to the proposed settlement of the class action litigation discussed in Note 12 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report. SG&A expenses in the third quarter of fiscal year 2011 were also impacted by higher selling costs attributable to higher sales volumes and higher salary costs associated with an overall increase in personnel, including personnel added as a result of the SMI acquisition. Additionally, stock-based compensation expense (which includes the impact of inducement awards issued to employees that joined our company as a result of the SMI acquisition) increased to $5.2 million in the third quarter of fiscal year 2011 from $2.7 million in the third quarter of fiscal year 2010.

In addition to the $10.0 million expense related to the proposed settlement of the class action litigation recognized in the third quarter of fiscal year 2011, SG&A expenses for the third quarter of fiscal years 2011 and 2010 include expense of approximately $613,000 and $1.1 million, respectively, for legal and other professional services incurred in connection with matters related to our historical stock option practices, including the government inquiries, the related litigation, and other associated matters. These expenses also include claims for advancement of legal expenses to current and former directors, officers and employees. See Note 13 to our consolidated financial statements included in Item 1 of this Quarterly Report for additional information regarding expenses related to the class action lawsuit and historical stock option matters.

Product Development and Engineering Expenses

Product development and engineering expenses were $18.4 million and $10.5 million in the third quarter of fiscal years 2011 and 2010, respectively or an increase of 75.8%. The increase is principally driven by higher product development and engineering expenses across the majority of product lines and incremental activity resulting from the acquisition of SMI.

Intangible Amortization

Intangible amortization, which reflects amortization costs associated with acquired intangibles, was $2.4 million and $303,000 in the third quarter of fiscal years 2011 and 2010, respectively. The increase reflects the impact of the amortization of intangibles associated with our acquisition of SMI.

Interest and Other Income, Net.

Interest and other income includes primarily interest income from investments, gains and losses from foreign exchange transactions, and gains and losses from the disposal of fixed assets. Net interest and other income was $3,000 in the third quarter of fiscal year 2011, compared to $1.1 million in the third quarter of fiscal year 2010. This decrease is attributable to a $200,000 decrease in interest income due to declining yields and lower cash and investment balances and a $730,000 insurance recovery that was received in the third quarter of fiscal year 2010.

Provision for Taxes.

Provision for income taxes was $1.4 million for the third quarter of fiscal year 2011, compared to $34.1 million in the third quarter of fiscal year 2010. The effective tax rates for the third quarter of fiscal years 2011 and 2010 were 8% and 258%, respectively. The effective tax rate for fiscal year 2011 does not include a benefit for the Federal research tax credit, which expired at the end of calendar year 2009.

In the third quarter of fiscal year 2011, the State of California enacted state law changes. These changes to state law, and the anticipated deduction for a $20.0 million legal settlement discussed further in Note 12 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report, will limit our ability to utilize certain state carryforward net operating losses prior to their expiration. As a result, we recorded a valuation allowance of $932,000 in the quarter ended October 31, 2010 to reflect these utilization concerns. In addition, we concluded that as a result of tax law changes scheduled to take effect for California in fiscal year 2012, the value of certain deferred tax assets needed to be reduced. Accordingly, in the quarter ended October 31, 2010, we reduced the value of state deferred tax assets by $627,000 to reflect lower expected benefits as a result of the changes in state tax law. The impact of these adjustments was partially offset by higher levels of generated tax credits and a more favorable mix of regional income.

In the third quarter of fiscal year 2010, in connection with the pending acquisition of SMI, we changed our prior assertions regarding the amount of foreign subsidiary earnings that were considered to be permanently reinvested offshore. This change in assertion resulted in a $39.2 million increase in the tax provision for the period ended October 25, 2009. The impact of this change in assertion was partially offset by the release of $6.4 million of valuation allowances. The released valuation allowances were related to research and development credits that we did not expect to be able to utilize as a result of expectations of insufficient generation of domestic income. With the anticipated repatriation of foreign subsidiary earnings, these utilization concerns were no longer applicable.

Comparison of The Nine Months Ended October 31, 2010 and October 25, 2009

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first nine months of fiscal years 2011 and 2010 were both 39 week periods.

Our estimates of sales by major end-market are detailed below:

	Nine Months Ended
(dollars in thousands; % of net sales)	October 31, 2010		October 25, 2009
Computing	$33,291	10%	$30,158	15%
Communications	119,390	35%	40,545	20%
High-end Consumer (1)	115,609	34%	80,453	40%
Industrial	69,942	21%	50,385	25%

Total	$338,232	100%	$201,541	100%

(1)	Approximately $16.2 million and $13.4 million of our total sales to Samsung Electronics (and affiliates), which is a significant customer, for the nine month periods ended October 31, 2010 and October 25, 2009, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the High-end Consumer end-market category.

Net Sales. Net sales for the first nine months of fiscal year 2011 were $338.2 million, an increase of 68% compared to $201.5 million for the first nine months of fiscal year 2010. The higher revenue resulted from higher demand for products across all end-markets and the benefit of sales of new products resulting from our acquisition of SMI in the fourth quarter of fiscal year 2010 which contributed net sales of $60.8 million for the first nine months of fiscal year 2011.

Gross Profit. During the first nine months of fiscal year 2011, gross profit increased to $198.3 million from $110.3 million in the first nine months of fiscal year 2010. Gross profit margins increased to 58.6% in the first nine months of fiscal year 2011 from 54.7% in the first nine months of fiscal year 2010. This increase in gross profit reflects the impact of substantially higher sales and specifically a more favorable end-market product mix and the benefit of higher manufacturing volumes. Also contributing to the higher margins was the transition away from lower margin Computing products within Power Management.

Operating Costs and Expenses.

(dollars in thousands)	Nine Months Ended
	October 31, 2010		October 25, 2009		Change
Selling, general and administrative	$86,767	60%	$52,717	62%	65%
Product development and engineering	51,107	35%	31,142	37%	64%
Intangible amortization	7,216	5%	908	1%	695%

Total operating costs and expenses	$145,090	100%	$84,767	100%	71%

Selling, General and Administrative Expenses.

SG&A expenses were $86.8 million and $52.7 million in the first nine months of fiscal years 2011 and 2010, respectively or an increase of 64.6%. SG&A expenses for the nine month period ended October 31, 2010 include a $10.0 million expense related to the proposed settlement of the class action litigation discussed in Note 12 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report. SG&A expenses in the first nine months of fiscal year 2011 were also impacted by higher selling costs attributable to higher sales volumes and higher salary costs associated with an overall increase in personnel, including personnel added as a result of the SMI acquisition. SG&A expenses in the first nine months of fiscal year 2010 benefited from various short-term cost reduction initiatives. Additionally, stock-based compensation expense (which includes the impact of inducement awards issued to employees that joined our company as a result of the SMI acquisition) increased to $15.5 million in the first nine months of fiscal year 2011 from $9.6 million in the first nine months of fiscal year 2010.

In addition to the $10.0 million expense related to the proposed settlement of the class action litigation recognized in the third quarter of fiscal year 2011, SG&A expenses for the first nine months of fiscal years 2011 and 2010 include approximately $3.3 million and $1.1 million (net of insurance recovery), respectively, for legal and other professional services incurred in connection with matters related to our historical stock option practices, including the government inquiries, the related litigation, and other associated matters. These expenses also include claims for advancement of legal expenses to current and former directors, officers and employees. See Note 13 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding expenses related to the class action lawsuit and historical stock option matters.

Product Development and Engineering Expenses

Product development and engineering expenses were $51.1 million and $31.1 million in the first nine months of fiscal years 2011 and 2010, respectively or an increase of 64.1%. The increase is principally driven by higher product development and engineering expenses across the majority of product lines and incremental activity resulting from the acquisition of SMI. Additionally, stock-based compensation expense (which includes the impact of inducement and replacement awards issued to employees that joined our company as a result of the SMI acquisition) increased to $5.9 million in the first nine months of fiscal year 2011 from $3.3 million in the first nine months of fiscal year 2010.

Intangible Amortization

Intangible amortization, which reflects amortization costs associated with acquired intangibles, was $7.2 million and $908,000 in the first nine months of fiscal years 2011 and 2010, respectively. The increase reflects the impact of the amortization of intangibles associated with our acquisition of SMI.

Interest and Other Income, Net.

Interest and other income includes primarily interest income from investments, gains and losses from foreign exchange transactions, and gains and losses from the disposal of fixed assets. Net interest and other income was $508,000 in the first nine months of fiscal year 2011, compared to $2.7 million in the first nine months of fiscal year 2010. This decrease is attributable to a $1.0 million decrease in interest income due to declining yields and lower cash and investment balances and a $730,000 insurance recovery that was received in the third quarter of fiscal year 2010. Additionally, net interest and other income for the nine month periods ended October 31, 2010 and October 25, 2009 include a net foreign exchange transaction loss of $200,000 and a net foreign exchange transaction gain of $300,000, respectively.

Provision for Taxes.

Provision for income taxes was $7.1 million for the first nine months of fiscal year 2011, compared to $36.7 million for the first nine months of fiscal year 2010. The effective tax rate for the first nine months of fiscal years 2011 and 2010 was 13% and 130%, respectively. The effective tax rate for fiscal year 2011 does not include a benefit for the Federal research tax credit, which expired at the end of calendar year 2009.

In the third quarter of fiscal year 2011, the State of California enacted state law changes. These changes to state law, and the anticipated deduction for a $20.0 million legal settlement discussed further in Note 12 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report, will limit our ability to utilize certain state carryforward net operating losses prior to their expiration. As a result, we recorded a valuation allowance of $932,000 in the quarter ended October 31, 2010 to reflect these utilization concerns. In addition, we concluded that as a result of tax law changes scheduled to take effect for California in fiscal year 2012, the value of certain deferred tax assets needed to be reduced. Accordingly, in the quarter ended October 31, 2010, we reduced the value of state deferred tax assets by $627,000 to reflect lower expected benefits as a result of the changes in state tax law. The impact of these adjustments was partially offset by higher levels of generated tax credits and a more favorable mix of regional income.

In the third quarter of fiscal year 2010, in connection with the pending acquisition of SMI, we changed our prior assertions regarding the amount of foreign subsidiary earnings that were considered to be permanently reinvested offshore. This change in assertion resulted in a $39.2 million increase in the tax provision for the period ended October 25, 2009. The impact of this change in assertion was partially offset by the release of $6.4 million of valuation allowances. The released valuation allowances were related to research and development credits that we did not expect to be able to utilize as a result of expectations of insufficient generation of domestic income. With the anticipated repatriation of foreign subsidiary earnings, these utilization concerns were no longer applicable.

In the second quarter of fiscal year 2011, an $868,000 adjustment was recorded to reflect higher expected tax benefits from stock-based compensation. See Note 5 to the consolidated condensed financial statements included in item 1 of this Quarterly Report.

Business Outlook

On December 1, 2010, we announced our outlook for the fourth quarter of fiscal year 2011. At that time, we expected sequential revenue to be down approximately 6% to 11% from the third quarter in line with normal seasonality and we expected earnings per diluted share of approximately $0.28 to $0.32. Refer to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on December 1, 2010 for the complete announcement.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including funds needed for working capital requirements. As of October 31, 2010, our total shareholders’ equity was $490.6 million. At that date we also had approximately $184.9 million in cash and short-term investments, as well as $43.8 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative nine month periods are presented below:

	Nine Months Ended
(in millions)	October 31, 2010	October 25, 2009
Sources of Cash
Operating activities, including changes in working capital	$64.6	$58.3
Proceeds from exercise of compensatory stock plans, including tax benefits	22.5	11.8

	$87.1	$70.1

Uses of Cash
Capital expenditures, net of sale proceeds	$(17.9)	$(7.3)
Net increase in investments	(4.9)	(102.0)
Purchased intangibles	—	(2.3)
Repurchase of outstanding common stock	(2.7)	(3.1)

	$(25.5)	$(114.7)

Net increase (decrease) in cash and cash equivalents	$61.6	$(44.6)

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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 31, 2010, our foreign subsidiaries held approximately $139.4 million of cash, cash equivalents and short-term investments, compared to $108.0 million at January 31, 2010. If we need these funds for investment in domestic operations, any repatriation, such as that which occurred in fiscal year 2010 to partially fund the acquisition of SMI, could result in increased tax liabilities.

One of our primary goals is to improve the cash flows from our existing business activities. Our cash, cash equivalents and investments, when combined with the lack of any outstanding debt obligations, give us the flexibility to use our cash flow to return value to shareholders (in the form of stock repurchases) while also pursuing business improvement opportunities.

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

During the first nine months of fiscal years 2011 and 2010, depreciation and amortization expense was $12.3 and $5.4 million, respectively. The increase is primarily attributable to the increase in fixed and intangible assets resulting from the acquisition of SMI in the fourth quarter of fiscal year 2010.

Stock-based compensation was $22.9 million and $13.8 million for the first nine months of fiscal years 2011 and 2010, respectively. The increase is primarily attributable to the following: 1) inducement and replacement awards issued to employees that joined the Company as a result of the acquisition of SMI; 2) increased level of awards granted to executives; 3) higher anticipated performance vesting achievement on performance based awards; and 4) mark-to-market adjustments associated with liability based awards.

Fluctuations in operating assets and liabilities used cash on a net basis in the first nine months of fiscal year 2011, driven primarily by the following:

•	Accounts receivable increased by $27.7 million due to higher sales

•	Inventory increased by $9.4 million due to higher build levels to support increases in demand

•	Accounts payable increased by $12.6 million primarily due to higher levels of operating expenses and capital expenditures resulting from the overall increase in sales and related business activities

•	Prepaid and other assets increased by $10.3 million primarily as a result of prepaid taxes recorded as part of the integration of SMI activities into our global structure.

•	Accrued liabilities increased by $13.9 million due primarily to an increase in our estimate to settle a class action lawsuit.

On December 5, 2010, we entered into an agreement in principle to settle a class action lawsuit, subject to final approval by the Court, for $20.0 million. We do not expect to receive final approval by the Court before the second quarter of fiscal year 2012. We have sufficient resources available to fund this settlement.

Investing Activities

Cash used in investing activities is primarily attributable to capital expenditures and purchases and sales/maturities of investments.

Capital expenditures, net of proceeds from disposals, were $17.9 million for the first nine months of fiscal year 2011 compared to $7.3 million for the first nine months of fiscal year 2010. The increase in capital expenditures were made primarily to maintain and expand our test capacity, support engineering and manufacturing functions, and upgrade our facilities. We expect capital expenditures in the fourth quarter of fiscal year 2011 to increase to $10.0 million to support new product platforms and new process technologies.

Financing Activities

Cash provided by financing activities is primarily attributable to the proceeds from the exercise of stock options offset by the payment of statutory tax withholding obligations related to the vesting of restricted stock, and the repurchase of common stock, if any.

For the first nine months of fiscal year 2011, cash received from the exercise of stock options, excluding tax benefits, was $22.2 million compared with $11.3 million in the first nine months of fiscal year 2010.

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

We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. In the first nine months of fiscal year 2011, we repurchased 74,702 shares under this program for $1.3 million. In addition to the stock repurchase program, shares valued at $1.5 million were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the first nine months of fiscal year 2011.

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

Certain contractual obligations, representing various commitments we have associated with our business, such as lease commitments and open purchase obligations, are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of October 31, 2010.

Contractual Obligations

There were no material changes in our contractual obligations during the first nine months of fiscal year 2011 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC on April 1, 2010.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the second quarter of fiscal year 2011, we implemented a new third-party stock-based compensation software package to replace the legacy software historically used. The implementation of the new software package was the result of an initiative to upgrade and improve the functionality of our software. We assessed the change as a significant change in our internal controls. The upgrade was not in response to an identified internal control deficiency or material weakness. Upon implementation, we performed a comparison of historical results as computed under the legacy system with results from the new software package, noting differences. These differences, which include accounting errors that impacted previously issued financial statements, are discussed in Note 5 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the third quarter of fiscal year 2011.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by us of shares of our common stock during the third quarter of fiscal year 2011.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2010 (08/02/10 - 08/29/10)	—	$—	—	$15.0 million

September 2010 (08/30/10-09/26/10)	74,702	$16.85	74,702	$13.7 million

October 2010 (09/27/10-10/31/10)	—	$—	—	$13.7 million

Total third quarter	74,702		74,702

(1)	On March 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time through negotiated or open market transactions. This stock repurchase program does not have an expiration date.

(2)	The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2010

10.2	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan for non-Swiss employees	Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2010

10.3	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan for Swiss employees	Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2010

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 is being furnished and shall not be deemed “filed”)

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed “filed”)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: December 10, 2010	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: December 10, 2010	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief Financial Officer