Form 10-K
period 2011-01-30
SEMTECH CORP
filed 2011-03-31
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $17.38 on the NASDAQ Global Select Market) as of July 30, 2010 was approximately $776 million. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding at March 24, 2011 was 64,684,008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III, Item numbers 11, 12, 13 and 14 and portions of Item 10 of this report to: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 23, 2011, to be filed no later than 120 days after the end of the registrant’s fiscal year ended January 30, 2011.

SEMTECH CORPORATION

INDEX TO FORM 10-K

FOR THE YEAR ENDED JANUARY 30, 2011

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

High-End Consumer: handheld products, set-top boxes, digital televisions, tablet computers, digital video recorders and other consumer equipment.

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

Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel-Lucent, Apple, Inc., Cisco Systems, Inc., Compal Electronics, Inc., Finisar Corporation, Huawei Technologies Co., Ltd., Hewlett-Packard, Intel Corporation, LG Electronics, Motorola, Nokia Siemens Networks, Opnext, Inc., Phonak International, Quanta Computer, Research In Motion Limited, Samsung Electronics Co., Ltd., Sanyo Electric Co., Ltd., Sony Corporation and ZTE Corporation.

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

The computing, communications, high-end consumer and industrial end markets we supply are characterized by several trends that we believe drive demand for our products. The key trends that we target include:

•	Increasing bandwidth over high-speed networks, fueling growth in high speed voice, video and data transmission

•	Increasing electronic system requirements for smaller, lighter, highly integrated and feature rich devices

•	Increasing need for more efficient energy management in the home and in industrial environments and the proliferation of “green” standards

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

We believe that certain geographic markets, such as Asia and Europe represent opportunities for added sales and end-customer diversity. Accordingly, we have bolstered our efforts in these regions to enhance our ability to expand our customer base.

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

Advanced Communication and Sensing Products. We design, develop and market a portfolio of proprietary advanced wired communication, wireless communication, sensing integrated circuits (“ICs”) and ultra-high speed Serializer/Deserializer (“SerDes”) products for transport communication. These ICs perform specialized timing and synchronization functions used in high-speed networks, specialized radio frequency (“RF”) functions used in a wide variety of industrial, medical and networking applications, and specialized sensing functions used in industrial and consumer applications and 40Gbps and 100Gbps chips and transceivers for short reach, metro and long haul applications and high performance transceivers for datacenter applications. Our advanced communications products feature a leading integrated timing solution for packet based communications networks. Our wireless and sensing products feature industry leading and longest range industrial, scientific and medical (“ISM”) radio, enabling low cost of ownership and increased reliability in all environments. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Our advanced communications and sensing products can be found in a broad range of applications including communications, industrial, medical and consumer applications.

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

Semtech End-Markets

Our products are sold to customers in the computing, communications, high-end consumer, and industrial markets. Our estimates of sales by major end-markets are detailed below:

	Fiscal Years
(percentage of net sales)	2011	2010	2009
Computing	9%	14%	18%
Communications	37%	23%	18%
High-End Consumer	33%	40%	37%
Industrial and Other	21%	23%	27%

	100%	100%	100%

We believe that our diversity in end-markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end-market and product applications:

Semtech’s Main Product Lines	Specific End-Product Applications
	Computing	Communications	High-End Consumer	Industrial / Other
Protection	Notebook computers, USB ports, LAN cards	Base stations, DSL equipment, routers and hubs	Smart phones, tablet PCs, PDAs, digital still/video cameras, handheld games, TVs	Handheld measurement or instrumentation devices

Advanced Communications and Sensing	Notebook computers, servers, printers	SONET networks, routers, hubs, switches, 40G/100G line cards, fiber modems and wireless headsets, cellular base stations	Smart phones, media players, tablet PCs, personal navigation, digital still/video cameras	Automated meter reading, industrial control and hearing aids (medical); Automated test equipment

Power Management	Servers, workstations, notebook computers, add-on cards, computer gaming systems, printers, copiers	Network cards, routers and hubs, telecom network boards	Smart phones, tablet PCs, PDAs, digital still/video cameras, handheld games, TVs	Power supplies, industrial systems

Microwave and High-Reliability	-	Base stations, routers, repeaters	-	Military, aerospace, medical

Seasonality

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

Circuit design engineers, layout engineers, product and test engineers, application engineers and field application engineers are our most valuable employees. Together they perform the critical tasks of designing and laying out integrated circuits, turning these circuits into silicon devices, and conferring with customers about designing these devices into their applications. The majority of our engineers fit into one of these categories. Most of these engineers have many years of experience in the design, development and layout of circuits targeted for use in protection, advanced communications and sensing, power management and microwave and high-reliability applications. We also employ a number of software engineers and systems engineers that specialize in the development of software and systems architecture, who enable us to develop systems oriented products in select markets.

In fiscal year 2011, we incurred $69.6 million of product development and engineering expense. This represents 15% of net sales. Product development and engineering costs were $44.8 million or 16% of net sales and $41.4 million or 14% of net sales in fiscal years 2010 and 2009, respectively. We intend to make further investments in research and development in the future, which may include increasing our employee headcount and investing in design and development equipment.

Sales and Marketing

Sales made directly to customers during fiscal year 2011 were approximately 56% of net sales. The remaining 44% of net sales were made through independent distributors. We have direct sales personnel located throughout the United States, Europe and Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.

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

Customers, Sales Data and Backlog

As a result of the breadth of our products and markets, we have a broad range of customers.

Representative Customers by End-Markets:

Computing	Communications	High-End Consumer	Industrial
Apple	Alcatel-Lucent	Apple	General Atomics
Epson	Cisco	LG Electronics	Honeywell
Hewlett-Packard	Ericsson	Panasonic	Itron
Lenovo	Finisar	Quanta	Phonak
Lexmark	Huawei	Research in Motion	Raytheon
Quanta	Motorola	Samsung	Siemens
Samsung	Nokia Siemens	Sony Ericsson
Opnext
Samsung
ZTE

Our customers include major original equipment manufacturers (“OEMs”) and their subcontractors in the computing, communications, high-end consumer and industrial end-markets. Our products are typically purchased by these customers for our performance, price, or technical support, as compared to our competitors.

During fiscal years 2011, 2010 and 2009, U.S. sales contributed 23%, 19% and 20%, respectively to our net sales. Foreign sales constituted 77%, 81% and 80% of our net sales during fiscal years 2011, 2010 and 2009, respectively. A majority of foreign sales were to customers located in the Asia-Pacific region, with sales to customers located in South Korea and China (including Hong Kong) comprising 10% and 34% of our net sales, respectively, in fiscal year 2011. No other foreign country comprised more than 10% of net sales in fiscal year 2011. See Note 14 to our consolidated financial statements included in Item 8 of this report for additional financial information by geographic region.

A summary of net sales by region follows.

Sales by Region

	Fiscal Years
(in thousands)	2011		2010		2009
North America	$112,404	25%	$72,818	25%	$72,072	24%
Asia-Pacific	272,079	60%	165,880	58%	172,054	59%
Europe	70,019	15%	47,862	17%	50,694	17%

Total Net Sales	$454,502	100%	$286,560	100%	$294,820	100%

The following table sets forth the concentration of net sales and accounts receivable among the customers that accounted for more than 10% of our net sales in fiscal year 2011:

Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2011	2010	2009
Samsung Electronics (and affiliates)	12%	17%	15%
Frontek Technology Corp	11%	13%	13%

Concentration of Accounts Receivable - Significant Customers

	Fiscal years
(percentage of net accounts receivable as of fiscal year end)	2011	2010
Samsung Electronics (and affiliates)	15%	13%
Frontek Technology Corp	12%	14%

For fiscal year 2011, end-market concentration for our significant customers was as follows:

(percentage of net sales)	Samsung Electronics (and affiliates)		Frontek Technology Corp
Computing	1%		3%
Communications	2%		2%
High-end Consumer	9	%(1)	6%
Industrial	0%		0%

	12%		11%

(1)	For Samsung Electronics, approximately 49% of the sales into the High-end Consumer end-market relate to products focused on the handheld market, which includes cell phones

Our backlog of orders as of the end of fiscal years 2011, 2010 and 2009 was approximately $112.3 million, $78.8 million and $34.0 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.

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

In keeping with our mostly “fabless” business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2011, the Reynosa facility provided almost all of the silicon for our packaged discrete rectifier products, which were approximately 5% of our end product sales. The remaining 95% of our end products were supported with finished silicon wafers purchased from outside wafer foundries in China, Taiwan, the United States, Canada, Europe and Israel. We anticipate that more than 90% of all silicon wafers we require will come from outside foundries in fiscal year 2012.

Despite our use of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our outside foundries on the improvement and development of process capabilities. In fiscal year 2011, we purchased the vast majority of our wafers from approximately nine different third-

party wafer foundries and used various manufacturing processes, including Bipolar, High-Speed Bipolar, Complementary Metal-Oxide-Semiconductor (“CMOS”), RF-CMOS, Bi-CMOS and SiGe processes.

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

Our largest wafer source is a foundry in China. In fiscal year 2011, this Chinese foundry provided 49% of our total silicon requirements in terms of cost of wafers purchased. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. The provision of these assets to the wafer foundry is factored into our pricing arrangement with the foundry.

Most of our ultra-high speed SerDes products and microwave and high-reliability products are dependent on a single fabrication facility, located within the United States, for wafers.

We use third-party subcontractors to perform almost all of our assembly and test operations. A majority of our assembly and test activity is conducted by third-party subcontractors based in Malaysia, the Philippines, Thailand and China. We have operations offices located in the Philippines, Malaysia and China that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.

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

We are in direct and active competition, with respect to one or more of our product lines, with numerous manufacturers of varying size, technical capability and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors with respect to our protection products to include STMicroelectronics N.V., NXP Semiconductors N.V., ON Semiconductor Corporation, Protek Devices and Infineon Technologies AG. Our primary competitors with respect to our advanced communications and sensing products are Silicon Laboratories, Integrated Device Technology Inc., Zarlink Semiconductor Inc., Micrel Inc., NXP Semiconductors N.V., Cypress Semiconductor Corporation, Broadcom Corporation, Inphi Corporation, and internal solutions. With respect to our power management products we consider our primary competitors to include Texas Instruments Inc., National Semiconductor Corporation, Linear Technology Corporation, Maxim Integrated Products Inc., Advanced Analogic Technologies Inc., and Monolithic Power Systems Inc. Our primary competitors with respect to our microwave and high-reliability products include Microsemi Corporation, Hittite Microwave Corporation, L3 Communications Holdings Inc., and gallium arsenide product manufacturers.

Intellectual Property and Licenses

We have been granted 89 U.S. patents and 37 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2014 to 2029.

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

We license certain patents and other intellectual property to others in exchange for use of the other party’s intellectual property and/or royalties or other fees which, in the aggregate, were not material in fiscal year 2011. We believe the duration and other terms of the licenses are appropriate for our needs.

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

Employees

As of January 30, 2011, we had 982 full-time employees. There were 294 employees in research and development, 201 in sales, marketing and field services, and 122 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions.

We have not had a work stoppage in at least the last decade and the only unionized employees are approximately 240 Mexican nationals who work at our manufacturing facility in Reynosa, Mexico. Our employee relations during the last fiscal year have been, and remain, satisfactory.

We adjust our workforce from time to time to meet the changing needs of our business. Competition for key design engineering talent globally is significant.

Government Regulations and Environmental Matters

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

Our facilities throughout the world are subject to various environmental laws and regulations and we believe our operations are in substantial compliance with those laws and regulations. Due to our limited manufacturing operations, the expense related to environmental compliance for our ongoing operations was immaterial for fiscal years 2011, 2010 and 2009 and has not had any material adverse effect on our capital expenditures, net income, or competitive position. New laws or regulations or changes to existing laws or regulations could subject our ongoing operations to different or additional environmental standards that could increase our cost of compliance in the future. In addition, our cost of doing business could increase if our suppliers increase prices to recoup the cost of their compliance with environmental laws or regulations.

We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites we have used (see Note 12 to our consolidated financial statements included in Item 8 of this report). During fiscal years 2011, 2010 and 2009, the expense incurred with respect to these clean up matters was not material.

We have used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at our former facility in Newbury Park, California that we leased for approximately forty years. We vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Groundwater monitoring results to date over a number of years indicate that groundwater contaminants are in full or in material part from adjacent facilities. Responsibility for soil contamination remains under investigation. The location of key soil contamination is concentrated in an area of an underground storage tank that the Company believes to have been installed and used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no claims pending or asserted by the U.S. Environmental Protection Agency with respect to environmental matters at the Newbury Park site. However, the applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding the previously ordered site assessments, surveys and groundwater monitoring. The costs to perform all site work directed by the regulatory agency to date are not anticipated to be material. The Company and the site owner have agreed on an equitable cost sharing arrangement for current site work. At January 30, 2011, accrued liabilities includes approximately $243,000 of fees payable in connection with pending testing and monitoring activities at this site. It is not currently possible to determine the ultimate amount, if any, of future site clean-up costs that may be directed by the regulatory agency following the current site assessments and surveys. Accordingly, no reserve for site clean-up costs has been provided at this time.

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

As discussed earlier in “Special Notes Regarding Forward Looking and Cautionary Statements,” this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors including the risks faced by us described below and elsewhere in this report, in our other filings with the SEC, and in material incorporated herein and therein by reference. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business interruptions could harm our business

Our corporate headquarters, a portion of our assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We do not maintain earthquake insurance and our business could be harmed in the event of a major earthquake. We generally do not maintain flood coverage, including for our Asian locations where certain of our operations support and sales offices are located. Such flood coverage has become very expensive; as a result the Company has elected not to purchase this coverage. If one of these locations were to experience a major flood, our business may be harmed.

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

When natural disasters, like the recent earthquake and Tsunami in Japan (whose market represents approximately 7% of our revenue) result in wide-spread destruction, the impact on our business may not be readily apparent. This is especially true when trying to assess the impact of the disaster on our end customers, who themselves may not fully understand the impact of the event on their business. As a result, although we do not currently expect a material adverse impact on our results of operations from the recent earthquake and Tsunami in Japan, we are currently unable to assess the full impact of these events and there is no assurance that our results of operations may not be materially affected as a result of the impact of this disaster on our end customers.

We rely on third party freight firms for nearly all of our shipments from vendors to assembly and test sites, primarily in Asia, and for shipments of our final product to customers. This includes ground and air transportation. Any significant disruption of such freight business globally or in certain parts of the world, particularly where our operations are concentrated, could materially affect our ability to generate revenues. Business interruption insurance may not provide enough protection to compensate us for losses that may occur. Accordingly, any of these disruptions could significantly harm our business.

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

We operate a manufacturing facility in Reynosa, Mexico. Certain regions in Mexico have experienced high levels of violence. Any significant disruption of our operations at this facility could materially affect our ability to generate revenues for certain products within our High-reliability product line. Some of the products that we produce at this facility require certification by the Defense Contract Audit Agency (“DCAA”). As a result of the recent violence in Mexico, the DCAA is not sending its auditors to Mexico. While certification renewal is not expected to be required within the next twelve months, if we are unable to obtain required certification renewals, either directly through the DCAA or through a qualifying third party, our revenues for certain products within our High-reliability product line could materially decline.

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

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Malaysia, Korea, Taiwan, Israel, the Philippines and Germany. For fiscal year 2011, approximately 49% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal years 2010 and 2009, approximately 50% and 40%, respectively, of our silicon in terms of cost of wafers was supplied by this third-party foundry in China. While our utilization of multiple outside foundries does create some redundancy of fabrication processes, any interruption of supply by one or more of these foundries could materially impact us. We maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

Our ultra-high speed SerDes products and most of our microwave and high-reliability products are dependent on a single fabrication facility, located within the United States, for wafers. Any extended or continued interruption of supply by this supplier facility could materially impact our ability to ship these products to customers. An extended or protracted failure by us to deliver products to customers in accordance with contractual delivery commitments could result in lost business opportunities and may in certain circumstances trigger contractual penalties or other contractual liabilities to customers, including stipulated delay fees and/or the cost differential of substitute products.

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

Risks Relating to Research and Development, Engineering, Intellectual Property and New Technologies

We may be unsuccessful in developing and selling new products, which is central to our objective of maintaining and expanding our business

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

Risks Relating to International Operations

We sell and trade with foreign customers, which subjects our business to increased risks

Sales to foreign customers accounted for approximately 77% of net sales in the fiscal year ended January 30, 2011. Sales to our customers located in China (including Hong Kong) and South Korea constituted 34% and 10%, respectively, of net sales for fiscal year 2011. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

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

From time to time, we do a limited amount of hedging of our foreign exchange exposure. As of or during the year ended January 30, 2011, we had no foreign currency hedging contracts in place. As a means of managing our foreign exchange exposure, we routinely convert U.S. dollars into foreign currency in advance of the expected payment. Any future use of forward contracts to hedge foreign exchange exposure may be required to be marked-to-market each quarter and can create volatility in net income not directly tied to our operating results.

We may be subject to increased tax liabilities [and an increased effective tax rate] if we need to repatriate funds held by our foreign subsidiaries

As of January 30, 2011, our foreign subsidiaries held approximately $165.7 million of cash, cash equivalents, and short-term investments and $225.7 million of unremitted earnings for which no Federal or state taxes have been provided. If we needed these funds for investment in our domestic operations, any repatriation, such as that which occurred in fiscal year 2010 to partially fund the acquisition of SMI, could result in increased tax liabilities.

In the third quarter of fiscal year 2010, in connection with the pending acquisition of SMI, we changed our prior assertions regarding the amount of foreign subsidiary earnings that were considered to be permanently reinvested offshore. This change in assertion resulted in a $39.2 million increase in the tax provision for the period ended October 25, 2009 and our effective tax rate for fiscal year 2009 was 97% compared to 9% in fiscal year 2011 and 19% in fiscal year 2009. If we were to change our assertions in the future, this could adversely affect our earnings per share.

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

Risks Relating to Sales, Marketing and Competition

We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments Inc., National Semiconductor Corporation, Linear Technology Corporation, Maxim Integrated Products Inc., Advanced Analogic Technologies Inc., and Monolithic Power Systems Inc., with respect to our power management products; and STMicroelectronics N.V., NXP Semiconductors N.V., ON Semiconductor Corporation, Protek Devices and Infineon Technologies AG, with respect to our protection products. Our primary competitors with respect to our advanced communications and sensing products are Silicon Laboratories, Integrated Device Technology Inc., Zarlink Semiconductor Inc., and Micrel Inc., Broadcom Corporation, Inphi Corporation and internal solutions; Our primary competitors with respect to our microwave and high-reliability products include Microsemi Corporation, Hittite Microwave Corporation and L3 Communications Holdings Inc., and gallium arsenide product manufacturers.

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

Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2011	2010	2009
Samsung Electronics (and affiliates)	12%	17%	15%
Frontek Technology Corp	11%	13%	13%

Concentration of Accounts Receivable - Significant Customers

	Fiscal Years
(percentage of net accounts receivable)	2011	2010
Samsung Electronics (and affiliates)	15%	13%
Frontek Technology Corp	12%	14%

In addition to those customers representing greater than 10% of net sales listed above, we had several end-customers in fiscal year 2011 that, on an annual basis, accounted for more than 5% of net sales, but less than 10% of net sales.

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

Most of our authorized distributors, which together represent approximately half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable

In fiscal year 2011, authorized distributors accounted for approximately 44% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2011, our two largest distributors were based in Asia.

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

Additional laws, rules and regulations at the United States federal and relevant foreign levels governing data privacy protections for personal information, and corrupt practices/anti-bribery prohibitions, impact our business in terms of ongoing monitoring of compliance. Pending legislation in the United Kingdom under that country’s proposed Bribery Act, if enacted in its proposed form, could have extra-territorial application of compliance standards that may be inconsistent with comparable United States law, requiring the Company to re-evaluate and amend its compliance programs, policies and initiatives.

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

Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of operations, or the imposition of significant regulatory, administrative, civil, or criminal penalties or sanctions, any of which could harm our business.

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

We are subject to review by taxing authorities, including the Internal Revenue Service

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). Tax years prior to 2007 (fiscal year 2008) are generally not subject to examination by the IRS except for items with tax attributes that could impact open tax years. Changes to our tax filings could materially impact our tax liabilities and effective tax rate.

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

At mediation held on December 5, 2010, an agreement in principle to settle the class action litigation was reached. We have agreed to pay $20 million to settle all claims in the litigation. The agreement in principle contemplates the negotiation and execution of a final settlement agreement. The proposed settlement would fully resolve all claims against us, all of our current officers and directors named in the lawsuit, and certain of our former officers and directors named in the lawsuit. No parties admit any wrongdoing as part of the proposed settlement. The settlement is subject to preliminary approval by the Court, notice to the putative class and subsequent final approval by the Court. The preliminary approval hearing is scheduled for April 11, 2011. We expect preliminary approval to be given by the Court, as well as final approval at a later date to be determined.

Also see Note 12 and Note 15 to the consolidated financial statements included in Item 8 of this report for information regarding the class action litigation and other matters related to our historical stock option practices.

We may be required to further amend our financial statements

With the filing of the Form 10-K/A for fiscal year 2006 to restate our historical financial statements in order to reflect additional non-cash stock-based compensation following a review of our stock option practices (the “restatement”) and the fiscal year 2007 Form 10-Qs in March 2007, we believe we have corrected the accounting errors arising from our past stock option practices. However, if the SEC disagrees with the accounting methods we used, objects to the manner in which we disclosed the restated financial information or related qualitative information, or otherwise imposes additional requirements with respect to our restated financial statements or stock option restatements in general, we could be required to further amend these filings. Further restatement could also be required if new facts become available as a result of the SEC inquiry, the Federal Grand Jury subpoena, the stockholder litigation if pending settlement of the litigation is not approved and completed or through other means. A further revision of our financial statements could negatively affect our business and the price of the Company’s common stock. Also, a further revision of our financial statements could delay the filing of subsequent SEC reports which, in turn, might result in the delisting of our stock from the NASDAQ Stock Market for failure to meet listing maintenance requirements.

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

We have also entered into agreements with our current and former directors and certain of our current and former executives indemnifying them against certain liabilities incurred in connection with their duties. Our Certificate of Incorporation and Bylaws contain similar indemnification obligations with respect to our current and former directors and employees, as does the California Labor Code. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. Prior to fiscal year 2007, we had not incurred any significant expense as a result of agreements of this type for at least a decade. Since fiscal year 2007, in conjunction with the review of our historical stock option practices and related litigation, we have incurred significant expense by advancing legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of our Board of Directors authorizing such advances. Contingent upon the final approval of the proposed settlement of stock option class action litigation, we expect that these expenses may continue to be significant until the government inquiries and option-related litigation are resolved. See Note 12 to the consolidated financial statements included in Item 8 of this report for information regarding indemnification arrangements associated with the restatement and its underlying circumstances. We cannot estimate the amount of potential future payments, if any, that we might be required to make with respect to other matters as a result of these agreements, corporate documents, and statutes.

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

In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company’s stock price. See Note 15 to the consolidated financial statements included in Item 8 of this report for information regarding a class action suit filed in fiscal year 2008 relating to our past stock option practices. Securities class action litigation could result in substantial costs and divert our management’s attention and resources.

In addition, the future sale of a substantial number of shares of common stock by us or by our existing stockholders or option holders (including directors, officers, and employees, some of whom hold stock options that are approaching their expiration date) may have an adverse impact on the market price of the shares of common stock. There can be no assurance that the trading price of our common stock will remain at or near its current level. The market price of our common stock may be adversely affected by matters arising from the aforementioned SEC investigation, grand jury subpoena and class action litigation, as well as by press commentary on our situation and option granting practices in general.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Camarillo, California where we own an approximately 87,600 square foot facility that was completed in 2002. The parcel on which our headquarters is located can accommodate substantial expansion. The Camarillo facility houses inside sales, marketing and administrative offices as well as a very limited amount of test and probe activity.

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

Our Redondo Beach, California facilities consist of approximately 26,300 total square feet of leased space which house general offices for business functions relating to certain products of our Microwave and High-Reliability product line. The leases on these facilities expire at various times between 2013 and 2015. We also lease approximately 35,000 square feet in Irvine, California which facility houses design, test and administrative functions for our Transport & Datacom and Microwave & High-Reliability Product Groups. The leases on the Irvine facilities expire between 2014 and 2015.

We lease a facility in St. Gallen, Switzerland which serves as corporate headquarters for our Semtech International AG subsidiary and houses finance, administrative and other general functions. The lease on this facility runs through June 2011. We have entered into a new lease in St. Gallen for a facility that will serve as our new corporate headquarters for our Semtech International AG subsidiary once the current lease expires. This new lease will run through June 2019. In addition, we lease office and warehouse space in Neuchatel, Switzerland, the headquarters for our Advanced Communications and Sensing product line. The lease on this facility expires in 2013.

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

Market Information

During fiscal years 2011 and 2010, our common stock traded on the NASDAQ Global Select Market under the symbol “SMTC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the NASDAQ market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ending January 31, 2010:
First Quarter	$15.01	$10.82
Second Quarter	$18.43	$13.61
Third Quarter	$19.16	$15.93
Fourth Quarter	$17.55	$14.66

Fiscal year ending January 30, 2011:
First Quarter	$19.43	$14.70
Second Quarter	$18.54	$16.10
Third Quarter	$21.41	$16.24
Fourth Quarter	$24.43	$21.44

On March 24, 2011, the reported last sale price of our common stock on the NASDAQ Global Select Market was $24.27 per share.

Holders

As of March 24, 2011, we had 355 holders of record of our common stock.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock during at least the five most recent fiscal years and our Board of Directors has not indicated intent to declare a cash dividend on the common stock in the foreseeable future.

Purchases of Equity

Information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2011 follows:

Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
November 2010 (11/1/10 - 11/28/10)	—	$—	—	$13.7 million

December 2010 (11/29/10 - 12/26/10)	—	$—	—	$13.7 million

January 2011 (12/27/10 - 1/30/11)	—	$—	—	$13.7 million

Total fourth quarter	—	—	—

1)	On March 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time through negotiated or open market transactions. This stock repurchase program does not have an expiration date.
2)	The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information set forth in Part III, Item 12 of this Form 10-K.

Sales of Unregistered Securities

We did not make any unregistered sales of equity securities during fiscal year 2011.

Performance Graph

This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2006 in (i) the Company’s common stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2006	2007	2008	2009	2010	2011
Semtech	$100	$69	$65	$60	$79	$114
NASDAQ Composite	$100	$106	$101	$64	$93	$117
PHLX SEMICONDUCTOR SECTOR	$100	$84	$64	$38	$57	$80

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

The consolidated statement of income data set forth below for fiscal years 2011, 2010 and 2009 and the consolidated balance sheet data as of the end of fiscal years 2011 and 2010 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this report. The consolidated statement of income data for fiscal years 2008 and 2007 and the consolidated balance sheet data as of the end of fiscal years 2009, 2008 and 2007 are derived from the audited financial statements previously filed with the SEC on Form 10-K.

This information should be read in conjunction with Management’s Discussion and Analysis contained in Item 7 of this report, the audited financial statements and accompanying notes included in Item 8 of this report, and the corresponding items included in our Form 10-K for fiscal years 2010, 2009 and 2008.

The fiscal year ended January 31, 2010 consisted of fifty-three weeks with the extra week falling in the fourth quarter. All other fiscal years presented consisted of fifty-two weeks. Our past results are not necessarily indicative of our future performance.

Income Statement Data

Consolidated Statement of Income (1)

	Fiscal Year Ended
(in thousands, except per share amounts)	January 30 2011	January 31 2010	January 25 2009	January 27 2008	January 28 2007
Net Sales	$454,502	$286,560	$294,820	$284,790	$252,538
Cost of Sales	186,196	130,514	135,233	128,513	115,564

Gross Profit	268,306	156,046	159,587	156,277	136,974
Operating costs and expenses:
Selling, general and administrative	110,404	77,448	72,890	68,924	70,661
Product development and engineering	69,624	44,847	41,405	43,064	41,256
Intangible amortization	9,520	2,348	1,091	1,102	1,192
Restructuring costs	—	486	2,310	—	—

Total operating costs and expenses	189,548	125,129	117,696	113,090	113,109

Operating income	78,758	30,917	41,891	43,187	23,865
Interest and other income, net	574	3,054	4,287	15,120	13,546

Income before taxes	79,332	33,971	46,178	58,307	37,411
Provision for taxes	6,760	33,014	8,657	10,524	6,283

Net income	$72,572	$957	$37,521	$47,783	$31,128

Earnings per share:
Basic	$1.16	$0.02	$0.61	$0.72	$0.43
Diluted	$1.12	$0.02	$0.61	$0.71	$0.42
Weighted average number of shares used in computing earnings per share:
Basic	62,339	60,779	61,249	66,424	72,372
Diluted	64,523	61,676	61,999	67,709	74,017

Balance Sheet Data

	Balances as of
(In thousands)	January 30 2011	January 31 2010	January 25 2009	January 27 2008	January 28 2007
Cash, cash equivalents and investments	$258,342	$162,223	$258,815	$213,397	$338,480
Working capital	259,873	146,086	279,887	255,562	325,443
Total assets	659,943	514,294	420,795	395,412	521,654
Other long-term liabilities	37,503	35,173	8,960	10,680	9,989
Total stockholders’ equity	528,615	405,741	378,020	348,710	481,181

Note 1:	The Company acquired SMI on December 9, 2009 and Leadis Technology Inc. on February 6, 2009. Both of these acquisitions occurred during our fiscal year 2010 with SMI being the more significant of the two. As a result, fiscal year 2011 reflects a full year on these acquisitions in our consolidated statements of income. Refer to Note 7 to the audited consolidated financial statements included in Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally into applications within the high-end consumer, industrial, computing and communications end-markets. The high-end consumer market includes handheld products, tablet computers, set-top boxes, digital televisions, digital video recorders and other consumer equipment. Applications for the industrial market include automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, and other industrial equipment. Computing product markets include desktops, notebooks, servers, graphic boards, monitors, printers, and other computer peripherals. Communications market applications include base stations, optical networks, switches and routers, wireless LAN, and other communication infrastructure equipment. Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel, Apple, Cisco, Compal Electronics, Finisar, Huawei, Hewlett Packard, Intel, LG Electronics, Motorola, Nokia Siemens Networks, Opnext, Phonak, Quanta Computer, Research In Motion, Samsung, Sanyo, and Sony.

We operate our business in one enterprise-wide reportable segment. Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during fiscal year 2011 were 56% of net sales. The remaining 44% of net sales were made through independent distributors.

Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Israel and Canada. For the fiscal year ended January 30, 2011, approximately 49% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2011 constituted approximately 77% of our net sales. Approximately 80% of foreign sales in fiscal year 2011 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Results of Operations

Fiscal Year 2011 Compared With Fiscal Year 2010

Presented below is our estimate of net sales by end-market.

	January 30, 2011		January 31, 2010
(fiscal years, in thousands)	Net Sales	% total	Net Sales	% total	Change
Computing	$42,728	9%	$40,875	14%	5%
Communications	166,419	37%	66,038	23%	152%
High-End Consumer	151,945	33%	113,240	40%	34%
Industrial/Other	93,410	21%	66,407	23%	41%

Net sales	$454,502	100%	$286,560	100%	59%

Net Sales. Net sales for fiscal year 2011 were $454.5 million, an increase of 59% from $286.6 million for fiscal year 2010. While fiscal year 2011 revenue increased significantly on strengthening demand across the majority of our product lines, revenues also benefited from the impact of the addition of the full-year of SMI acquisition related revenues, whereas fiscal year 2010 only reflected SMI acquisition related revenues for the period of December 10, 2009 through January 31, 2010. Fiscal year 2010 was also impacted by deteriorating global economic conditions that resulted in a significant reduction in orders of our component products during the first half of the fiscal year. Demand and orders increased during the second half of fiscal year 2010 as business conditions began to improve. Revenues in the fourth quarter of fiscal year 2010 also benefited from an extra week in the fiscal quarter.

Higher revenue in the communications end market was attributed to the impact of the addition of 40G communications infrastructure product revenues resulting from the SMI acquisition in our Advanced Communications & Sensing product group and strengthening demand for our TopSync products in the Advanced Communications & Sensing product line. Higher revenues in the high-end consumer end market were driven by strengthening demand for Protection products. Higher computing revenues were driven by strengthening demand for Protection products offsetting a decline in revenues in our Power Management product group attributed to its strategic exit from lower-margin segments of the computing segment. Within the industrial category, higher revenue was attributed to the addition of military revenues resulting from the SMI acquisition in our Microwave and High-Reliability product group and strengthening industrial/medical and automated test equipment demand in the Advanced Communications & Sensing product group.

Gross Profit. Gross profit was $268.3 million and $156.0 million for fiscal years 2011 and 2010, respectively. Our gross margin was 59.0% for fiscal year 2011, up from 54.5% in fiscal year 2010. Gross profit margins for fiscal year 2011 were positively impacted by product revenue mix attributed to the higher mix of communications and industrial revenues and a lower mix of high-end consumer and computing revenues relative to fiscal year 2010. The contribution of new product revenue from our Power Management product line also helped fiscal year 2011 gross margins.

Operating Costs and Expenses.

	January 30, 2011		January 31, 2010
(fiscal years, in thousands)	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$110,404	25%	$77,934	27%	42%
Product development and engineering	69,624	15%	44,847	16%	55%
Intangible amortization	9,520	2%	2,348	1%	305%

Total operating costs and expenses	$189,548	42%	$125,129	44%	51%

Selling, General & Administrative Expenses

Selling, general and administrative expenses for fiscal year 2011 increased by $32.5 million or 42% driven by a full year of costs associated with SMI operations, increased costs associated with the matters related to our historical stock option practices and higher levels of stock based compensation expense. Approximately $4.0 million of transaction and integration expenses attributed to the acquisition of SMI were recorded in fiscal year 2010.

Selling, general and administrative expenses for fiscal years 2011 and 2010 include approximately $13.6 million and $3.3 million (net of insurance recoveries of $10.0 million), respectively, for legal and other professional services incurred in connection with matters related to our historical stock option practices, including the government inquiries, the related litigation, and other associated matters. On December 5, 2010, we entered into an agreement in principle to settle the class action lawsuit for $20.0 million. As a result of this agreement we recorded an additional charge of $10.0 million in fiscal 2011 to increase our total accrued liability for this matter to $20.0 million. See Notes 11 and 14 to our consolidated financial statements included in Item 8 of this report for additional information regarding expenses related to the class action lawsuit and historical stock option matters.

Stock-based compensation expense was $19.3 million and $13.6 million in fiscal years 2011 and 2010, respectively. The year over year increase in equity compensation was principally driven by the impact of inducement and replacement awards issued to employees that joined the Company as a result of the SMI acquisition, higher levels of anticipated vesting for performance awards and the impact of a higher stock price on awards accounted for as liabilities.

Product Development and Engineering Expenses

Product development and engineering expenses for fiscal years 2011 and 2010 were $69.6 million and $44.8 million, respectively or an increase of 55%. The increase in fiscal year 2011 is principally driven by the impact of the additional product development and engineering expenses resulting from the acquisition of SMI and a $2.7 million increase in stock-based compensation expense (which includes the impact of inducement and replacement awards issued to employees that joined the company as a result of the SMI acquisition).

Intangible Amortization

Intangible Amortization, which reflects amortization costs associated with acquired intangibles, increased by $7.2 million in fiscal year 2011 compared to fiscal year 2010 as a result of the amortization of intangibles associated with our acquisition of SMI in the fourth quarter of fiscal year 2010.

Interest and Other Income, Net. Interest and other income, net was $574,000 for fiscal year 2011, down from $3.1 million in fiscal year 2010. For fiscal years 2011 and 2010, the primary source of income was interest from investments and secondarily, gain (loss) from foreign currency transactions, gain/(loss) on sale of assets, and insurance proceeds recorded as other income.

Interest income decreased in fiscal year 2011 as a result of the continued environment of low interest rates and the focus on protecting principal by limiting the investment of new and maturing funds to the higher quality yet lower yielding investments.

Provision for Taxes. The provision for income taxes was $6.8 million for fiscal year 2011 compared to $33.0 million for fiscal year 2010. The effective tax rates for fiscal year 2011 and fiscal year 2010 were 8.5% and 97%, respectively. The rate for fiscal year 2011 reflects the impact of favorable trends in our regional mix of income. In addition to favorable trends in regional revenue distribution, other key drivers for our favorable regional mix of income in fiscal year 2011 were high levels of expense related to the class action lawsuit, including the additional $10.0 million of expense that was recorded in the fourth quarter of fiscal year 2011 (to reflect the agreement in principle to settle the class action lawsuit) and higher levels of equity compensation expense. We expect our regional income trends to remain favorable. However, certain items which occurred in fiscal year 2011, including the expense activity related to the agreement to settle the class action lawsuit, are not expected to recur in fiscal year 2012.

In fiscal year 2011, our tax provision benefited from a net reduction to our valuation allowance of $1.4 million. This net reduction was primarily the result of changes to tax law enacted by the State of California in the third quarter of fiscal year 2011. The benefit of this reduction to our valuation allowance was partially offset by a $627,000 reduction to certain deferred tax assets to reflect lower anticipated future benefits as a result of these California tax law changes.

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

In the second quarter of fiscal year 2011, an $868,000 adjustment was recorded to reflect higher expected tax benefits from stock-based compensation. See Notes 9 and 10 to our consolidated financial statements included in Item 8 of this report for additional information.

Fiscal Year 2010 Compared With Fiscal Year 2009

Presented below is our estimate of sales by end-market.

	January 31, 2010		January 25, 2009
(fiscal years, in thousands)	Net Sales	% total	Net Sales	% total	Change
Computer	$40,875	14%	$52,860	18%	(23)%
Communications	66,038	23%	52,479	18%	26%
High-End Consumer	113,240	40%	111,341	37%	2%
Industrial/Other	66,407	23%	78,140	27%	(15)%

Net sales	$286,560	100%	$294,820	100%	(3)%

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

Higher revenue in the communications end market was driven by higher unit volumes of Advanced Communications & Sensing products, including the benefits from the unit volumes attributable to the acquired SMI business, and Power Management products. Higher revenues in the high-end consumer end market were driven by strengthening demand for Protection products. The reduction in computing revenues was attributed to the overall softness in the macro-economy and the strategy to exit lower margin areas of the computing end market. Within the industrial category, lower revenue was attributed to the overall softness in the macro-economy and the impact of a slowdown in military funding which impacted the Microwave and High-Reliability product group.

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

Operating Costs and Expenses.

Operating Costs & Expenses

	January 31, 2010		January 25, 2009
(fiscal years, in thousands)	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$77,934	27%	$75,200	26%	4%
Product development and engineering	44,847	16%	41,405	14%	8%
Intangible Amortization	2,348	1%	1,091	0%	115%

Total operating costs and expenses	$125,129	44%	$117,696	40%	6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2010 increased by $2.7 million or 4%. Stock-based compensation expense was $13.6 million and $10.4 million in fiscal years 2010 and 2009, respectively. The year over year increase in equity compensation was principally driven by the impact of inducement and replacement awards issued to employees that joined the Company as a result of the SMI acquisition. This was partially offset by a reduction in stock-based compensation in fiscal year 2009 which benefited from the reversal of $1.7 million of expense attributable to performance grants that are not expected to vest. Selling, general and administrative expenses for fiscal year 2010 includes approximately $4.0 million of transaction and integration expenses attributed to the acquisition of SMI. Selling, general administrative expenses were partially offset by an insurance recovery in the amount of approximately $1.4 million related to the fire at our Reynosa, Mexico manufacturing facility in fiscal year 2009. These expenses were partially offset by reduced selling and marketing expenses.

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

Interest income decreased in fiscal year 2010 as a result of the continued environment of low interest rates and the focus on protecting principal by limiting the investment of new and maturing funds to the higher quality yet lower yielding investments.

The year over year decrease in interest income was partially mitigated by net gains related to foreign currency transactions and sale of assets and the receipt of insurance property claims recorded as other income.

Provision for Taxes. The provision for income taxes was $33.0 million for fiscal year 2010 compared to $8.7 million for fiscal year 2009. The effective tax rates for fiscal year 2010 and fiscal year 2009 were 97% and 19%, respectively. The dramatic increase in the effective tax rate in fiscal year 2010 resulted from the change in management’s assertions regarding the amount of foreign subsidiary earnings that are considered to be permanently reinvested offshore, in connection with the then pending acquisition of SMI.

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

As of January 30, 2011, our total shareholders’ equity was $528.6 million. At that date we also had approximately $231.3 million in cash and short-term investments, as well as $27 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative fiscal years are presented below:

	Fiscal Years Ended
(in millions)	January 30, 2011	January 31, 2010	January 25, 2009
Sources of Cash
Operating activities, including working capital changes	$93.8	$83.3	$78.0
Proceeds from exercise of compensatory stock plans, including tax benefits	30.7	11.7	11.4

Total sources of cash	$124.5	$95.0	$89.4

Uses of Cash
Capital expenditures, net of sale proceeds (excluding land sale)	$(25.5)	$(8.6)	$(9.0)
Net (increase) decrease in investments	(57.8)	29.9	(70.5)
Acquisition, net of cash acquired	—	(178.1)	—
Stock repurchases	(2.8)	(2.9)	(35.1)
Repayment of long-term debt	—	(2.4)	—

Total uses of cash	$(86.1)	$(162.1)	$(114.6)

Net increase (decrease) in cash and cash equivalents	$38.4	$(67.1)	$(25.2)

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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 30, 2011, our foreign subsidiaries held approximately $165.7 million of cash, cash equivalents, and short-term investments compared to $108.0 million at January 31, 2010. If we needed these funds for investment in domestic operations, any repatriation, such as that which occurred in fiscal year 2010 to partially fund the acquisition of SMI, could result in increased tax liabilities.

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

Depreciation and amortization expense was $16.4 million and $8.4 million during fiscal years 2011 and 2010, respectively. The increase is primarily attributable to the increase in intangible assets resulting from the acquisition of SMI and the significant increase in capital expenditures that were made in fiscal year 2011 to support the growth of the business.

Stock based compensation was $29.0 million and $19.9 million in fiscal years 2011 and 2010, respectively. The $9.1 million increase is attributable to mark-to-market adjustments for awards accounted for as liabilities, higher expected vesting levels for awards with performance vesting conditions and a full year of expense for inducement and replacement awards issued to employees that joined the Company as a result of the acquisition of SMI.

Changes in operating assets and liabilities used cash on a net basis in fiscal year 2011, driven primarily by the following:

•	Accounts receivable increased by $19.4 million due to higher revenue

•	Inventory increased by $14.0 million to support increases in demand

•	Prepaid expenses and other assets increased by $11.7 million primarily as a result of the payment of income taxes related to the integration of SMI into our operating structure

•

Accrued liabilities increased by $13.4 million primarily due to a $10.0 million supplemental accrual related to the agreement in principle to settle the stock option litigation and an increase in the Company’s annual bonus program accrual due to higher headcount levels and higher achievement of performance goals

•	Accounts payable increased by $6.0 million due to higher operating expenses and capital expenditures required to support the overall increase in revenue and related business activities

As discussed further in Note 15 to our consolidated financial statements included in Item 8 of this report, the Company entered into an agreement in principle to settle all claims asserted against all defendants in the putative class action concerning the Company’s historical stock option accounting practices. We expect to make a $20.0 million payment related to this matter in the first or second quarter of fiscal year 2012. The $20 million payment will be paid from domestic cash reserves. We do not expect this payment to impair our ability to meet business requirements during the next 12 months.

Investing Activities

Cash provided used in investing activities is primarily attributable to capital expenditures, purchases of investments, and proceeds from the sales/maturities of investments.

Capital expenditures were $25.5 million for fiscal year 2011 compared to $8.7 million for fiscal year 2010. The increase in capital expenditures reflects our efforts to enhance and expand our test capacity, support engineering and manufacturing functions, and renovate our facilities. In fiscal year 2012, we expect capital expenditures to increase to approximately $30.0 million to further enhance and expand our test and production capacity and engineering development efforts.

Financing Activities

Cash provided by financing activities is primarily attributable to the proceeds from stock option exercises offset by the repurchase of common stock under our stock repurchase program, the payment of statutory tax withholding obligations related to the vesting of restricted stock, and stock repurchases.

For fiscal year 2011, cash collected directly from grantee exercises of stock options was $29.8 million compared with $11.3 million in fiscal year 2010. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and, indirectly, by other considerations of those grantees. Such proceeds are difficult to forecast. While the level of such cash inflow to us is subject to several factors which are not within our control, we believe that such proceeds will remain an important secondary source of cash after cash flow from operations.

We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. In fiscal year 2011, we repurchased 75,000 shares under this program for $1.3 million. In addition to the direct repurchase activity, 90,000 shares valued at $1.6 million were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as those arrangements are defined by the SEC, that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We do not have any unconsolidated subsidiaries or affiliated entities. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support. We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Noted below under “Contractual Obligations” are various commitments we have associated with our business, such as lease commitments and open purchase obligations, which are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 30, 2011.

Contractual Obligations

Presented below is a summary of our contractual obligations as of January 30, 2011.

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating leases	$4,621	$7,364	$1,710	$461	$14,156
Open capital purchase commitments	3,527	—	—	—	3,527
Other open purchase commitments	31,838	—	—	—	31,838
Other vendor commitments	4,350	2,400	300	—	7,050
Deferred compensation	339	615	380	8,843	10,177
Other long-term liabilities	—	5,997	—	—	5,997

Total contractual cash obligations	$44,675	$16,376	$2,390	$9,304	$72,745

Capital purchase commitments, other open purchase commitments and other vendor commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 30, 2011, as we have not yet received the related goods or taken title to the property.

We maintain a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $10.2 million as of January 30, 2011 and $7.1 million as of January 31, 2010, and is included in accrued liabilities and other long-term liabilities on the balance sheet and in the table above. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.

We have purchased whole life insurance on the lives of some of our current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of our costs of the deferred compensation plan. The cash surrender value of our Company-owned life insurance was $6.1 million as of January 30, 2011 and $5.5 million as of January 31, 2010, and is included in other assets.

We have $17.0 million of accrued taxes for uncertain tax positions. We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $3.7 million within twelve months as a result of expiring statutes.

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

Accounting for Temporary and Long-Term Investments

Our temporary and long-term investments consist of government, corporate obligations and bank time deposits. Temporary investments mature within twelve months of the balance sheet date. Long-term investments have maturities in excess of one year from the date of the balance sheet. We classify our investments as “available for sale” because we expect to possibly sell some securities prior to maturity. We include any unrealized gain or loss, net of tax, in the comprehensive income portion of our Consolidated Statements of Stockholders’ Equity.

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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The deferred gross margin does not include any adjustments for sales returns. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred Revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2011 or fiscal year 2010.

The following table summarizes the deferred net revenue balance:

Deferred revenue

(in thousands)	January 30, 2011	January 31, 2010
Deferred revenue	$6,369	$4,099
Deferred cost of revenue	1,560	1,771

Deferred revenue, net	$4,809	$2,328
Deferred product design and engineering revenue	211	948

Total deferred revenue	$5,020	$3,276

Inventory Valuation

Our inventories are stated at lower of cost or market and consist of materials, labor and overhead. We determine the cost of inventory by the first-in, first-out method. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. In order to state our inventory at lower of cost or market, we maintain specific reserves against our inventory which serve to write-down our inventories to a new cost basis. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

Impairment of Goodwill and Other Intangible Assets

We test goodwill for impairment in the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. Our goodwill is assigned to the Advanced Communication and Sensing Products reporting unit. For our annual impairment review, we primarily use a multi-period excess earnings approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of the assets. Our assumptions incorporate judgments as to the price received to sell a reporting unit as a whole in an orderly transaction between market participants at the measurement date. Considering the integration of our operations, we have assumed that the highest and best use of a reporting unit follows an “in-use” valuation premise. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. Upon completing Step 1 of our impairment test for goodwill, prepared in the fourth quarter of fiscal year 2011, we concluded that the fair value of the reporting unit was significantly above its carrying value. Our analysis included sensitivity analysis of key assumptions such as a 10% increase in the weighted-average cost of capital, a 10% increase in the effective tax rate or a 5% decline in our compound annual growth rate noting the fair value of the reporting unit would pass Step 1.

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

We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Generally, to the extent we change a valuation allowance, the change is recorded through the tax provision in the statement of operations. Management periodically evaluates our deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, we consider projected taxable income. The most significant assumptions used in preparing projections of taxable income include forecasting the levels of income by region and the amount of deductible stock based compensation.

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

In general, the amount of taxes we pay will differ from our reported tax provision as a result of differences between accounting for income under US GAAP and accounting for taxable income. Typical book-tax differences include expense related to equity compensation, deemed dividends, depreciation, litigation expense and amortization of intangible assets. As a result of these book-tax differences, our tax payments are expected to exceed our tax provision during the next three years.

For intra-entity differences between the tax basis of an asset in the buyer’s tax jurisdiction and their cost as reported in the consolidated financial statements, we do not recognize a deferred tax asset. Income taxes paid on intra-entity profits on assets remaining within the group are accounted for as prepaid taxes.

New Accounting Standards

FASB Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition (Topic 605)—Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This ASU will be effective on a prospective basis for milestones achieved beginning in our second quarter of fiscal year 2012. We do not expect the adoption of this ASU to have a significant effect to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of market risks, such as the foreign exchange and interest rate risks that are detailed below. Many of the factors that can impact our market risk are external to the Company, and so we are unable to fully predict them.

Market Conditions

Current global economic conditions pose a risk to the overall economy as consumers and businesses may defer purchases in response to the uncertainty around tighter credit and negative financial news. These conditions have historically resulted in periods where demand for our products is reduced.

In addition to risks associated with global economic conditions, demand for our products could be different from our expectations due to customer acceptance of our products, changes in customer order patterns, including order cancellations, and changes in the level of inventory held by vendors.

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

All of our foreign sales, which amounted to $350.8 million in fiscal year 2011, are denominated in United States dollars. Currency exchange rate fluctuations in foreign countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

For fiscal year 2011, we spent approximately $4.8 million in British Pound Sterling, $16.4 million in Swiss Francs, $4.5 million in Euros and $6.7 million in Mexican Pesos for operating expenses.

In general, we purchase foreign currencies on a spot basis as needed to fund local operations. As of January 30, 2011, we did not hold a significant amount of foreign currency. If rates of these foreign currencies were to strengthen or weaken relative to the U.S. dollar, we would realize gains or losses in converting these funds back into U.S. dollars.

Interest Rate and Market Risk

As of January 30, 2011, we had no long-term debt outstanding. We do not currently hedge any potential interest rate exposure.

Interest rates affect our return on excess cash and investments. As of January 30, 2011, we had $119.0 million of cash and cash equivalents and $139.3 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $1.0 million in fiscal year 2011. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.

Our investments are subject to market risks, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers following investment guidelines set by us. Such guidelines prescribe credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Our investment strategy limits investment of new funds and maturing securities to U.S. Treasury, Federal agency securities, high quality money market funds and time deposits with our principal commercial banks.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Semtech Corporation

We have audited Semtech Corporation and subsidiaries’ internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Semtech Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting set forth in Item 9A of this Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Semtech Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semtech Corporation and subsidiaries as of January 30, 2011 and January 31, 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 30, 2011 and financial statement schedule of Semtech Corporation and subsidiaries and our report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Westlake Village, California

March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Semtech Corporation

We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries as of January 30, 2011 and January 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation and subsidiaries at January 30, 2011 and January 31, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the periods ended January 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Semtech Corporation and subsidiaries internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Westlake Village, California

March 31, 2011

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except earnings per share)	January 30 2011	January 31 2010	January 25 2009
Net Sales	$454,502	$286,560	$294,820
Cost of Sales	186,196	130,514	135,233

Gross Profit	268,306	156,046	159,587

Operating costs and expenses:
Selling, general and administrative	110,404	77,934	75,200
Product development & engineering	69,624	44,847	41,405
Intangible amortization	9,520	2,348	1,091

Total operating costs and expenses	189,548	125,129	117,696

Operating income	78,758	30,917	41,891

Interest and other income, net	574	3,054	4,287

Income before taxes	79,332	33,971	46,178
Provision for taxes	6,760	33,014	8,657

NET INCOME	$72,572	$957	$37,521

Earnings per share:
Basic	$1.16	$0.02	$0.61
Diluted	$1.12	$0.02	$0.61
Weighted average number of shares used in computing earnings per share:
Basic	62,339	60,779	61,249
Diluted	64,523	61,676	61,999

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 30, 2011 AND JANUARY 31, 2010

(In thousands, except share data)	January 30, 2011	January 31, 2010
Assets

Current assets:
Cash and cash equivalents	$119,019	$80,598
Short-term investments	112,237	55,462
Receivables, less allowances of $4,597 at January 30, 2011 and $2,908 at January 31, 2010	50,610	31,163
Inventories	47,719	33,819
Deferred income taxes	13,369	11,808
Other current assets	10,744	6,616

Total current assets	353,698	219,466
Property, plant and equipment, net	56,778	38,063
Investments, maturities in excess of 1 year	27,086	26,163
Deferred income taxes	—	7,153
Goodwill	129,651	129,651
Other intangibles, net	74,823	84,343
Other assets	17,907	9,455

TOTAL ASSETS	$659,943	$514,294

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$29,629	$23,643
Accrued liabilities	48,723	34,008
Income taxes payable, net	2,928	8,512
Deferred revenue	5,020	3,276
Accrued taxes	4,191	2,609
Deferred income taxes	3,334	1,332

Total current liabilities	93,825	73,380
Deferred income taxes	11,120	16,505
Accrued taxes	10,548	9,497
Other long-term liabilities	15,835	9,171
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 63,927,740 outstanding on January 30, 2011 and 78,136,144 issued and 61,261,015 outstanding on January 31, 2010	785	784
Treasury stock, at cost, 14,208,404 shares as of January 30, 2011 and 16,868,879 shares as of January 31, 2010	(232,267)	(279,306)
Additional paid-in capital	352,078	348,741
Retained earnings	407,276	334,704
Accumulated other comprehensive income	743	818

Total stockholders’ equity	528,615	405,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$659,943	$514,294

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
(In thousands, except share amounts)	Number of Shares	Amount
Balance at January 27, 2008	61,190,587	$784	$342,736	$296,226	$(291,605)	$569	$348,710
Comprehensive income:
Net income	—	—	—	37,521	—	—	37,521
Change in net unrealized holding gain on available-for-sale investments	—	—	—	—	—	118	118
Translation adjustment	—	—	—	—	—	43	43

Comprehensive income	—	—	—	—	—		37,682
Stock-based compensation	—	—	15,432	—	—	—	15,432
Repurchase of outstanding common stock	(2,606,098)	—	—	—	(35,063)	—	(35,063)
Treasury stock reissued	1,677,938	—	(21,737)	—	30,824	—	9,087
Shares issued under equity award plans	25,000	—	—	—	—	—	—
Tax benefit from stock based compensation	—	—	2,172	—	—	—	2,172

Balance at January 25, 2009	60,287,427	$784	$338,603	$333,747	$(295,844)	$730	$378,020
Comprehensive income:							—
Net income	—	—	—	957	—	—	957
Change in net unrealized holding gain on available-for-sale investments	—	—	—	—	—	83	83
Translation adjustment	—	—	—	—	—	5	5

Comprehensive income	—	—	—	—	—	—	1,045
Acquisition consideration, exchanged options	—	—	458	—	—	—	458
Stock-based compensation	—	—	18,977	—	—	—	18,977
Repurchase of outstanding common stock	(206,350)	—	—	—	(2,931)	—	(2,931)
Treasury stock reissued	1,154,938	—	(8,181)	—	19,469	—	11,288
Shares issued under equity award plans	25,000	—	—	—	—	—	—
Tax benefit from stock based compensation	—	—	(1,116)	—	—	—	(1,116)

Balance at January 31, 2010	61,261,015	784	348,741	334,704	(279,306)	818	405,741
Comprehensive income:
Net income	—	—	—	72,572	—	—	72,572
Change in net unrealized holding gain on available-for-sale investments	—	—	—	—	—	(76)	(76)
Translation adjustment	—	—	—	—	—	1	1

Comprehensive income	—	—	—	—	—	—	72,497
Stock-based compensation	—	—	24,204	—	—	—	24,204
Repurchase of outstanding common stock	(164,636)	—	—	—	(2,819)	—	(2,819)
Treasury stock reissued	2,825,111	—	(19,169)	—	49,858	—	30,689
Shares issued under equity award plans	6,250	1	—	—	—	—	1
Tax benefit from stock based compensation	—	—	(1,698)	—	—	—	(1,698)

Balance at January 30, 2011	63,927,740	$785	$352,078	$407,276	$(232,267)	$743	$528,615

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	January 30, 2011	January 31, 2010	January 25, 2009
Cash flows from operating activities:
Net income	$72,572	$957	$37,521
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16,448	8,357	8,324
Deferred income taxes	3,184	17,427	3,796
Stock-based compensation	29,010	19,935	15,724
Excess tax benefits	(891)	(493)	(2,287)
(Gain) Loss on disposition of property, plant and equipment and available for sale securities	69	(139)	518
Changes in assets and liabilities:
Receivables	(19,447)	2,665	5,508
Inventories	(14,016)	4,269	848
Insurance recovery	—	—	6,500
Prepaid expenses and other assets	(540)	(364)	6,469
Accounts payable	5,986	10,686	(3,269)
Accrued liabilities	13,434	10,194	(2,928)
Deferred revenue	1,744	(180)	1,342
Income taxes payable	(16,702)	8,850	1,829
Other liabilities	2,950	1,160	(1,920)

Net cash provided by operations	93,801	83,324	77,975

Cash flows from investing activities:
Purchase of available-for-sale investments	(168,802)	(245,187)	(184,639)
Proceeds from sales and maturities of available-for-sale investments	110,987	275,056	114,124
Proceeds from sale of property, plant and equipment	76	108	20
Purchases of property, plant and equipment	(25,537)	(8,682)	(9,057)
Acquisitions, net of cash acquired	—	(178,061)	—

Net cash used in investing activities	(83,276)	(156,766)	(79,552)

Cash flows from financing activities:
Excess tax benefit received on stock options	891	493	2,287
Exercise of stock options	29,823	11,288	9,087
Repurchase of outstanding common stock	(2,819)	(2,931)	(35,063)
Repayment of debt	—	(2,450)	—

Net cash provided by (used in) financing activities	27,895	6,400	(23,689)
Effect of exchange rate increase (decrease) on cash and cash equivalents	1	(26)	43

Net increase (decrease) in cash and cash equivalents	38,421	(67,068)	(25,223)
Cash and cash equivalents at beginning of period	80,598	147,666	172,889

Cash and cash equivalents at end of period	$119,019	$80,598	$147,666

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

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

Computing: desktops, notebooks, servers, graphic boards, printers, and other computer peripherals

Communications: base stations, optical networks, switches and routers, wireless LAN, and other communication infrastructure equipment

High-end consumer: handheld products, tablet computers, set-top boxes, digital televisions, digital video recorders and other consumer equipment

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

Fiscal Year

The Company reports results on the basis of fifty-two and fifty-three week periods. The Company’s fiscal year ends on the last Sunday of January. The fiscal year ended January 30, 2011 consisted of fifty-two weeks. The fiscal year ended January 31, 2010 consisted of fifty-three weeks with the extra week occurring in the fourth quarter of the year. The fiscal year ended January 25, 2009 consisted of fifty-two weeks.

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

Note 2. Significant Accounting Policies

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. Investments consist of government and corporate obligations and bank time deposits. The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and the amount invested with any one issuer. These investments, especially corporate obligations, are subject to default risk. The Company designates its investments as available for sale (“AFS”). Investments designated as AFS are reported at fair value. The Company records the unrealized gains and losses, net of tax, in stockholders’ equity as a component of comprehensive income. Realized gains or losses are recorded in “Interest and other income, net” in the Consolidated Statements of Income.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at net realizable value or the amount that the Company expects to collect on gross customer trade receivables. The Company evaluates the collectability of its accounts receivable based on a combination of factors. If the Company becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, it records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial condition of the Company’s customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. All of the Company’s accounts receivables are trade-related receivables. See Note 14 for a discussion of concentration risks.

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

The estimated service lives for property and equipment is as follows:

Estimated Useful Lives
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

The Company’s estimate of fair value was primarily determined using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of the assets. Our assumptions incorporate judgments as to the price received to sell a reporting unit as a whole in an orderly transaction between market participants at the measurement date. Considering the integration of our operations, we have assumed that the highest and best use of a reporting unit follows an “in-use” valuation premise. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, market multiples and tax rates. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

In fiscal years 2011, 2010 and 2009, the Company’s impairment reviews indicated that no potential impairment existed as of the testing date. See Note 8 for more information.

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

The following table summarizes the deferred revenue balance:

(in thousands)	January 30, 2011	January 31, 2010
Deferred revenues	$6,369	$4,099
Deferred cost of revenues	1,560	1,771

Deferred revenue, net	$4,809	$2,328
Deferred product design and engineering revenue	211	948

Total deferred revenue	$5,020	$3,276

Cost of Sales

Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.

Sales and Marketing

The Company expenses sales and marketing costs, which include advertising costs as they are incurred. Advertising costs were $232,000, $249,000 and $1.0 million for fiscal years 2011, 2010 and 2009, respectively.

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

The Company received approximately $11.7 million, $2.7 million and $3.2 million in fiscal years 2011, 2010 and 2009, respectively for nonrecurring engineering services. The Company incurred approximately $9.7 million, $3.3 million and $1.2 million in fiscal years 2011, 2010 and 2009, respectively in product development and engineering expense related to this nonrecurring engineering effort.

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

As part of the process of preparing the Company’s consolidated financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company changes its valuation allowance in a period, the change is generally recorded through the tax provision on the Consolidated Statements of Income. See Note 11 for further discussion of income taxes.

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

For intra-entity differences between the tax basis of an asset in the buyer’s tax jurisdiction and their cost as reported in the consolidated financial statements, we do not recognize a deferred tax asset. Income taxes paid on intra-entity profits on assets remaining within the group are accounted for as prepaid taxes. Prepaid taxes are reported in other current assets and other assets in our Consolidated Balance Sheets.

Comprehensive Income

Comprehensive income is the change in stockholders’ equity that is not the result of investments by or distributions to stockholders. The components of comprehensive income, net of tax, were as follows:

(fiscal years, in thousands)	January 30, 2011	January 31, 2010	January 25, 2009
Net income	$72,572	$957	$37,521
Change in net unrealized holding (loss) gain on available-for-sale investments	(76)	83	118
Gain for translation adjustment	1	5	43

Total comprehensive income	$72,497	$1,045	$37,682

Gain realized upon reclassification from Comprehensive income	$—	$217,000	$—

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

Stock-Based Compensation

The Company has various equity award plans (“Plans”) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 30, 2011, the Company has granted stock option awards (“Options”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.

Earnings per Share

The computation of basic and diluted earnings per common share was as follows:

(fiscal years, in thousands, except per share amounts)	January 30, 2011	January 31, 2010	January 25, 2009
Net income	$72,572	$957	$37,521

Weighted average common shares outstanding—basic	62,339	60,779	61,249
Dilutive effect of employee equity incentive plans	2,184	897	750

Weighted average common shares outstanding—diluted	64,523	61,676	61,999

Basic earnings per common share	$1.16	$0.02	$0.61
Diluted earnings per common share	$1.12	$0.02	$0.61

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

Options to purchase 1.7 million, 8.9 million and 10.6 million shares for fiscal years 2011, 2010 and 2009, respectively, were not included in the computation of diluted net income per share because the grant price of such options was above the average stock price for the period and, therefore, the options were considered anti-dilutive.

Subsequent Events

The Company evaluates all events through the issuance date of the consolidated financial statements to determine whether any subsequent events have occurred that require recognition or disclosure.

Note 3. Investments

Certain investments that mature within three months of the balance sheet date, including money market funds, time deposits and U.S. government obligations, are accounted for as cash equivalents. Temporary and long-term investments consist of government, corporate obligations and bank time deposits with maturity dates in excess of 90 days. Temporary investments have maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments mature in excess of one year from the balance sheet date. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Interest and other income, net” on the Consolidated Statements of Income.

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

As of January 30, 2011, all of the Company’s long-term investments mature on various dates through fiscal year 2015.

The following table summarizes the Company’s investments as of January 30, 2011 and January 31, 2010:

	January 30, 2011			January 31, 2010
(in thousands)	Market Value	Cost Basis	Unrealized Gain (Loss)	Market Value	Cost Basis	Unrealized Gain (Loss)
U.S. government issues	$54,747	$54,658	$89	$62,555	$62,435	$120
Corporate issues	16,576	16,354	222	19,070	18,762	308
Bank time deposits	68,000	68,000	—	—	—	—

Total Investments	$139,323	$139,012	$311	$81,625	$81,197	$428

The following table summarizes the maturities of the Company’s investments at the end of fiscal years 2011 and 2010:

	January 30, 2011		January 31, 2010
(in thousands)	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$112,237	$112,077	$55,462	$55,376
1 year through 5 years	27,086	26,935	26,163	25,821

Total Investments	$139,323	$139,012	$81,625	$81,197

In fiscal years 2011, 2010 and 2009, the Company included under Accumulated other comprehensive income in the Consolidated Balance Sheets $76,000 of unrealized losses, $83,000 and $118,000 of unrealized gains, respectively (net of tax), on investments. These unrealized gains are the result of fluctuations in the market value of the Company’s investments and are included in the comprehensive income portion of the Consolidated Statements of Stockholders’ Equity. The tax associated with these comprehensive income items was $41,000, $26,000 and $11,000 in fiscal years 2011, 2010 and 2009, respectively.

Investments and cash and cash equivalents generated interest income of $1.0 million, $2.0 million and $5.7 million in fiscal years 2011, 2010 and 2009, respectively.

Note 4. Fair Value Measurements

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements were measured based on the use of Level 1 or Level 2 inputs and consisted of the following items as of January 30, 2011:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Observable Inputs Other than Level 1 Prices (Level 2)
Assets
U.S. government issues	$54,747	$54,747	$—
Corporate issues	16,576	16,576	—
Bank time deposits	68,000	—	68,000

	$139,323	$71,323	$68,000

The investment in bank time deposits during fiscal year 2011 resulted in $68.0 million of financial assets measured at fair value on a recurring basis using Level 2 inputs.

Note 5. Inventories

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	January 30, 2011	January 31, 2010
Raw materials	$5,070	$3,445
Work in progress	27,763	17,488
Finished goods	14,886	12,886

Inventories	$47,719	$33,819

Note 6. Property, Plant and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation:

(in thousands)	January 30, 2011	January 31, 2010
Property	$5,991	$5,991
Buildings	18,485	18,022
Leasehold improvements	2,718	1,701
Machinery and equipment	82,152	63,701
Furniture and office equipment	20,081	17,489
Construction in progress	4,594	1,964

Property, plant and equipment, gross	134,021	108,868
Less accumulated depreciation and amortization	(77,243)	(70,805)

Property, plant and equipment, net	$56,778	$38,063

Depreciation expense was $6.9 million, $6.0 million, and $7.2 million in fiscal years 2011, 2010 and 2009, respectively.

Note 7. Acquisitions

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

•	the related tax effects

Pro-forma Unaudited Consolidated Results of Operations

	January 31, 2010	January 25, 2009
(in thousands)	(unaudited)	(unaudited)
Revenue	$325,933	$341,511
Net income (loss)	(9,196)	21,847

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

Note 8. Intangible Assets

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

The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying consolidated financial statements using Level 3 inputs.

As of January 30, 2011, all of the goodwill reported by the Company is associated with the Advanced Communications and Sensing reporting unit. The following is a summary of goodwill activity for fiscal years 2011 and 2010:

(in thousands)
January 25, 2009
Gross goodwill	$25,540
Accumulated impairment	—

Net goodwill	25,540
Additions	104,111

January 31, 2010
Gross goodwill	129,651
Accumulated impairment	—

Net goodwill	129,651
Additions	—

January 30, 2011
Gross goodwill	129,651
Accumulated impairment	—

Net goodwill	$129,651

In fiscal year 2011, the Company reorganized its reporting structure in a manner that changed the composition of its reporting units. As a result of this change, the goodwill associated with the Xemics SA and Sierra Monolithics Inc. acquisitions have been aggregated. In connection with this change, the Company assessed whether an indicator of impairment existed before aggregation and concluded that no such indicator was present.

Goodwill was tested for impairment as of November 30, 2010, the date of the Company’s annual impairment review. The Company concluded that the fair value of this reporting unit exceeded the carrying value and no impairment existed.

Purchased Intangibles—Purchased intangibles are amortized on a straight-line basis over their estimated useful lives. In-process research and development is recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived assets and amortized over their useful lives.

Intangible assets consist of the following:

	Gross Carrying Amount			Accumulated Amortization		Net
(in thousands)	Estimated Useful Life	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Core technologies	2-10 years	$65,900	$65,900	$(14,006)	$(5,953)	$51,894	$59,947
In-process research and development	Indefinite	12,370	12,370	—	—	12,370	12,370
Customer relationships	8-10 years	12,130	12,130	(1,571)	(214)	10,559	11,916
Other intangibles	2 years	230	230	(230)	(120)	—	110

Other Intangibles		$90,630	$90,630	$(15,807)	$(6,287)	$74,823	$84,343

Amortization expense related to intangible assets was approximately $9.5 million, $2.4 million and $1.1 million, respectively, for fiscal years 2011, 2010 and 2009. Assuming no subsequent impairment of the underlying assets, the annual amount of future amortization expense will be as follows:

(in thousands)	Leadis	Sierra Monolithics	Total
To be recognized in:
Fiscal year 2012	$104	$8,713	$8,817
Fiscal year 2013	$414	$9,220	$9,634
Fiscal year 2014	$414	$9,240	$9,654
Fiscal year 2015	$414	$9,240	$9,654
Fiscal year 2016	$414	$9,240	$9,654
Thereafter	$310	$27,100	$27,410

Total expected amortization expense	$2,070	$72,753	$74,823

Note 9. Accrued Liabilities

The following is a summary of accrued liabilities for fiscal years 2011 and 2010:

(in thousands)	January 30, 2011	January 31, 2010
Compensation	$19,416	$14,054
Shareholder litigation	20,100	10,421
Warranty allowance	607	2,250
Equity awards accounted for as a liability	1,281	—
Other	7,319	7,283

	$48,723	$34,008

Note 10. Stock Based Compensation

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Consolidated Statements of Income for the fiscal years ended January 30, 2011, January 31, 2010 and January 25, 2009, respectively.

Allocation of Stock-based Compensation

(fiscal years, in thousands)	January 30, 2011	January 31, 2010	January 25, 2009
Cost of sales	$1,802	$1,168	$1,389
Selling, general and administrative	19,310	13,566	10,400
Product development and engineering	7,898	5,201	3,935

Stock-based compensation, pre-tax	$29,010	$19,935	$15,724
Stock-based compensation captitalized into inventory	$(116)	$58	$(67)

Impact of Stock-based Compensation

(fiscal years, in thousands)	January 30, 2011	January 31, 2010	January 25, 2009
Stock-based compensation	$29,010	$19,935	$15,724
Associated tax effect	(9,170)	(4,978)	(3,452)

Net effect on net income	$19,840	$14,957	$12,272

The tax benefit realized from option exercise activity for fiscal years 2011, 2010 and 2009 was $7.1 million, $1.6 million and $4.7 million, respectively.

Adjustments to Expense During the Three and Twelve Months Ended January 30, 2011

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

The Company has determined that the impact of these errors is not material to the previously issued annual and interim financial statements using the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99 (“SAB 99”) and SAB No. 108. Accordingly,

the unaudited condensed consolidated financial statements for the twelve month period ended January 30, 2011 include the adjustment to increase stock-based compensation expense for a change in accounting estimate by $328,000, net of tax effects and recognize the tax benefits and a corresponding increase to net income of $868,000 (or $0.01 of earnings per fully diluted share for the twelve month period ended January 30, 2011) to correct this error. The Company does not believe the correction of these accounting errors in previously issued financial statements is material to the consolidated financial statements for the annual consolidated financial statements for the fiscal year ending January 30, 2011.

Share-based Payment Arrangements. The Company has various equity award plans that provide for granting stock based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock compensation. As of January 30, 2011, the Company has granted Options and restricted stock under the plans and has also issued some stock-based compensation outside of the plans, including Options and restricted stock issued as inducements to join the Company.

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

Fiscal Years Ended
	January 30, 2011	January 31, 2010	January 25, 2009
Expected lives, in years	4.3 - 5.1	5.0	4.0 - 5.0
Estimated volatility	39% - 40%	40% - 41%	38% - 65%
Dividend yield	—	—	—
Risk-free interest rate	1.2% - 2.3%	1.9% - 2.7%	1.6% - 4.6%

The estimated fair value of restricted stock (RSA and RSU) awards was calculated based on the market price of the Company’s common stock on the date of grant. Some RSU awards made by the Company are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on January 30, 2011.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for stock option awards for fiscal years 2011, 2010 and 2009 is presented below:

Information regarding outstanding stock option awards

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Vaue (1)	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term
January 27, 2008	10,828			$9,848	23,446	6,678
Grants	1,339	$14.80	$5.69
Exercises	(1,456)			$12,153
Cancellations and forfeitures	(1,317)

January 25, 2009	9,394			$342	16,275	6,070
Grants (2)	1,334	$10.05	$8.72
Exercises	(830)			$2,324
Cancellations and forfeitures	(747)

January 31, 2010	9,151			$8,998	9,436	6,302
Grants	403	$17.61	$6.56
Exercises	(2,329)	$14.22		$11,495
Cancellations and forfeitures	(603)	$21.35

January 30, 2011	6,622	$16.84		$35,492	7,067	5,160

Exercisable at January 30, 2011	5,160	$17.37		$25,591			2.66
Expected to vest after January 30, 2011	1,230	$14.91		$8,455			4.71

(1)	Represents the difference between the exercise price and the value of the Company’s stock at the time of exercise, for exercised grants. For outstanding awards, represents the difference between the exercise price and the value of the Company’s stock at fiscal year end.
(2)	Includes the replacement awards issued to employees of SMI who held unvested SMI options on December 9, 2009.

The following table summarizes information about stock options outstanding at January 30, 2011.

Stock Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Price Range Analysis - Outstanding
$ 1.15 - 4.53	25	$2.71	6.38
$ 7.23 - 10.94	196	$8.30	4.50
$ 11.23 - 16.85	3,740	$15.10	3.54
$ 16.90 - 25.67	2,468	$19.30	2.43
$ 26.70 - 35.69	193	$29.93	1.01

Total outstanding	6,622	$16.85	3.09

Price Range Analysis - Exercisable
$ 1.15 - 4.53	12	$2.22	6.28
$ 7.23 - 10.94	98	$8.25	2.51
$ 11.23 - 16.85	2,670	$15.20	3.14
$ 16.90 - 25.67	2,187	$19.40	2.13
$ 26.70 - 35.69	193	$29.93	1.01

Total exercisable	5,160	$17.37	2.63

Information regarding unvested stock option awards

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Expense Period (in years)	Total Fair Value
Unvested at January 31, 2010	2,849	$13.31	$7.48	1.9	$21,311
Granted	403	$17.61	$6.56		$2,644
Vested	(1,575)	$13.07	$8.26		$13,006
Forfeited	(215)	$11.57	$8.56		$1,845

Unvested at January 30, 2011	1,462	$15.00	$6.23	1.9	$9,103

Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as compensation expense over the requisite vesting period (typically 3-4 years). A summary of the activity for restricted stock awards for fiscal years 2011, 2010 and 2009 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 27, 2008	785	$16.22		$10,675	2.9
Granted	313	$13.94
Vested	(247)		4,197
Forfeited	(88)

January 25, 2009	763	$15.36		$7,524	2.2
Granted	—
Vested	(305)		4,619
Forfeited	(40)

January 31, 2010	418	$15.15		$3,193	1.2
Granted	—
Vested	(270)	$17.33	4,678
Forfeited	(13)	$17.44

January 30, 2011	135	$14.44		$984	0.8

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.

Performance Unit Awards. The Company grants performance vested RSU’s to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of units that can be earned in the aggregate is 1,016,000. In this scenario, the maximum number of shares that could be issued thereunder would be 555,500 and the Company would have a liability accrued in the Consolidated Balance Sheet equal to the value of 460,500 shares on the settlement date, which would be settled in cash. At January 30, 2011, 85% of the units from the fiscal year 2009 grant are expected to vest. At January 30, 2011, the performance metrics associated with the awards issued in fiscal years 2011 and 2010 are expected to be met at a level which would result in a grant at 200% of target. The following table summarizes performance unit award activity during fiscal years 2011, 2010 and 2009:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per share)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
(in thousands, except for per share amount)	Total Units	Units	Units	Recorded Liability
January 27, 2008	163	82	81	$190.2	$16.14	$1,783	2.4
Granted	174	87	87		$13.15
Vested	—	—	—
Cancelled/forfeited	(30)	(15)	(15)
Change in liability				$(190.2)	$11.51

January 25, 2009	307	154	153	$—	$14.64	$—	1.7
Granted	318	227	91		$13.92
Vested	—	—	—
Cancelled/forfeited	(32)	(18)	(14)
Change in liability				$258.8	$11.23

January 31, 2010	593	363	230	$258.8	$14.29	$580.3	1.3
Granted	143	72	71		$16.68
Vested	—	—	—
Cancelled/forfeited	(180)	(109)	(71)		$16.28
Change in liability				$3,666.1	$—

January 30, 2011	556	326	230	$3,924.9	$14.26	$7,971.0	1.0

Stock Unit Awards, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years). The following table summarizes stock unit award activity for fiscal years 2011 and 2010:

(in thousands, except per share price)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 27, 2008	—			$—
Granted	331	$14.97
Vested	—
Forfeited	(15)

January 25, 2009	316	$14.97		$3,345	3.6
Granted	1,205	$15.84
Vested	(66)		$1,136.6
Forfeited	(45)

January 31, 2010	1,410	$15.72		$17,713	3.4
Granted	1,181	$17.62
Vested	(404)	$19.20	$7,749.0
Forfeited	(129)	$19.50

January 30, 2011	2,058	$16.70		$29,763	2.7

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.

Stock Unit Awards, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These RSUs are accounted for as liabilities and accrued in the Consolidated Balance Sheets because they are cash settled. The value of these awards is remeasured at each reporting period until settlement, which typically occurs upon the director’s separation from service. Vested awards and the pro-rata vested portion of unvested awards are recognized as a liability. These awards vest after one year of service. The following table summarizes stock unit award activity for fiscal years 2011, 2010 and 2009:

	Number of Units	Recorded Liability	Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Which Expected to be Recognized (in years)
January 27, 2008	32	$218.8	$17.61	$177	0.4
Granted	41		$13.81
Vested	(32)
Forfeited	—
Change in Liability		$414.2

January 25, 2009	41	$633.0	$13.81	$239	0.4
Granted	35		$16.18
Vested	(41)
Forfeited	—
Change in Liability		$756.1

January 31, 2010	35	$1,389.1	$16.18	$232	0.4
Granted	30		$16.43
Vested	(35)		$16.18
Forfeited	—
Change in Liability		$1,024.4

January 30, 2011	30	$2,413.5	$16.43	$269	0.4

Note 11. Income Taxes

The provision for taxes consists of the following:

(fiscal years, in thousands)	January 30, 2011	January 31, 2010	January 25, 2009
Current:
Federal	$3,178	$17,790	$4,446
State	444	725	157
Foreign	2,822	5,867	10,080

Subtotal	6,444	24,382	14,683
Deferred:
Federal	(1,631)	7,027	336
State	(5)	(2,058)	(387)
Foreign	1,952	3,663	(5,975)

Subtotal	316	8,632	(6,026)

Provision for taxes	$6,760	$33,014	$8,657

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

(fiscal years, in thousands)	January 30, 2011	January 31, 2010	January 25, 2009
Federal income tax at statutory rate	$27,766	$11,890	$16,162
State income taxes, net of federal benefit	581	(554)	571
Foreign taxes at rates less than federal rates	(16,367)	(1,381)	(6,097)
Tax credits generated	(1,234)	(4,245)	(2,805)
Changes in valuation reserves	(879)	(7,564)	653
Changes in uncertain tax positions	2,755	—	—
Deemed dividends	1,056	532	1,105
Equity compensation	1,639	958	2,601
Permanent differences	1,652	(607)	572
Sales exclusion - foreign jurisdiction	(9,429)	(5,575)	(3,745)
Foreign exchange loss - foreign jurisdiction	—	(1,285)	—
Dividend and U.S. tax on foreign earnings	—	40,205	—
Non-deductible acquisition costs	—	853	—
Other	(780)	(213)	(360)

Provision for taxes	$6,760	$33,014	$8,657

The federal research and development credit was renewed in the fourth quarter of fiscal 2011 and resulted in a $1.2 million provision benefit in the quarter ended January 30, 2011.

In the third quarter of fiscal year 2011, the Company concluded that as a result of tax law changes scheduled to take effect for California in fiscal year 2012, the value of certain deferred tax assets needed to be reduced. Accordingly, in the quarter ended October 31, 2010, the Company reduced the value of state deferred tax assets by $627,000 to reflect lower expected benefits as a result of the changes in state tax law.

In the second quarter of fiscal year 2011, the Company recorded an $868,000 increase to its deferred tax assets to reflect the impact of higher anticipated tax benefits from equity compensation expense. Specifically, a higher portion of historical stock-based compensation expense was determined to be associated with tax jurisdictions where the Company expects to realize a future tax benefit. See Note 10 for additional discussion regarding the tax impact from adjustments to stock-based compensation expense.

In the first quarter of fiscal year 2011, the Company moved intangible assets within its consolidated group which resulted in a net increase to prepaid taxes of approximately $7.3 million. The prepaid taxes are reflected as other current assets and other assets on the balance sheet. These prepaid taxes will be amortized as income tax expense ratably over the next four years.

The deferred tax assets and deferred tax liabilities are classified in the Consolidated Balance Sheets as follows:

(in thousands)	January 30, 2011	January 31, 2010
Deferred tax assets
Current	$13,369	$11,808
Non-current	—	7,153

Subtotal	13,369	18,961
Deferred tax liabilities
Current	(3,334)	(1,332)
Non-current	(11,120)	(16,505)

Subtotal	(14,454)	(17,837)

Net deferred tax (liabilities) assets	$(1,085)	$1,124

ASC 740 requires that for a particular tax-paying component of an enterprise, and within a particular tax jurisdiction, (a) all current deferred tax liabilities and assets shall be offset and presented as a single amount and (b) all noncurrent deferred tax liabilities and assets shall be offset and presented as a single amount. Deferred tax liabilities and assets attributable to different tax-paying components of the enterprise or to different tax jurisdictions should not be offset. The components of the net deferred income tax assets at January 30, 2011 and January 31, 2010 are as follows:

(in thousands)	January 30, 2011	January 31, 2010
Current deferred tax asset:
Deferred revenue	$2,866	$1,937
Inventory reserve	928	2,389
Payroll and related	3,587	2,191
Bad debt reserve	611	676
Accrued service fees	7,746	3,882
Other deferred assets	662	2,000
Valuation reserve	—	(537)

Total current deferred tax asset	16,400	12,538

Non-current deferred tax asset
Research and development charges	5,360	6,636
Research credit carryforward	8,353	15,161
Acquired NOL carryforward	3,043	13,881
Payroll and related	4,117	2,857
Stock-based compensation	12,049	11,094
Other deferred assets	2,291	2,173
Valuation reserve	(5,053)	(5,965)

Total non-current deferred tax asset	30,160	45,837

Current deferred tax liability:
Inventory reserve—Foreign	(2,023)	(892)
Bad debt reserve—Foreign	(639)	—
Depreciation—Foreign	(528)
Other current deferred tax liability	(144)	(439)
Non-current deferred tax liability:
Domestic tax on foreign earnings	(23,443)	(23,443)
Purchase accounting deferred tax liability	(17,166)	(32,027)
Depreciation and Amortization	(2,638)
Other non-current deferred tax liability	(1,064)	(450)

Total deferred tax liability	(47,645)	(57,251)

Net deferred tax (liability) asset	$(1,085)	$1,124

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

As of January 30, 2011, the Company had federal and state net operating loss carryforwards of $2.5 million and $25.8 million which, subject to certain limitations, are available to offset future taxable income through fiscal years 2029 and 2019, respectively. These losses were generated by SMI prior to the Company’s purchase of SMI and therefore are subject to change of control provisions which limit the amount of acquired tax attributes that can be utilized in a given tax year. The Company does not expect these change in control limitations to significantly impact its ability to utilize these attributes.

As of January 30, 2011, the Company had gross federal and state research credits available of approximately $1.7 million and $10.2 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2020 through 2031. As of January 30, 2011, the Company had federal Alternative Minimum Tax credits available of approximately $666,000.

The Company has established valuation allowances against certain U.S. state and foreign deferred tax assets to reflect its concerns regarding the ability of the Company to generate sufficient taxable income to utilize these attributes. The following table summarizes the changes in these allowances during fiscal year 2011:

(in thousands)	January 30, 2011	January 31, 2010	January 25, 2009
Beginning balance	$6,502	$12,054	$18,639
Additions	2,767	1,917	2,215
Releases	(4,216)	(7,469)	(8,800)

Ending Balance	$5,053	$6,502	$12,054

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

As of January 30, 2011, the Company had approximately $295.7 million of unremitted earnings related to the Company’s wholly owned foreign subsidiaries. The amount of unremitted foreign earnings where no U.S. federal or state taxes have been provided is summarized below:

(in millions)	January 30, 2011
Total unremitted foreign earnings	$295.7
Foreign earnings, U.S. federal and state tax provided	(120.0)
Distribution of foreign earnings, previously provided U.S. federal and state tax	50.0

Unremitted foreign income, with no U.S federal or state taxes provided	$225.7

The Company’s policy is to leave the foreign earnings permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of the Company’s U.S. and foreign entities.

Income taxes paid in fiscal years 2011, 2010 and 2009 were $20.6 million, $6.5 million and $3.0 million, respectively.

Uncertain Tax Positions

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

(fiscal year, in thousands)	January 30, 2011	January 31, 2010	January 25, 2009
Beginning balance	$13,795	$12,460	$11,097
Additions based on tax positions related to the current year	449	723	1,366
Additions for tax positions of prior years	3,592	163	—
Reductions for tax positions of prior years	—	(1,073)	(3)
Reductions for settlements with tax authorities	(825)	(727)
Acquisition related additions	—	2,249

Ending Balance	$17,011	$13,795	$12,460

Reductions recorded in the current year relate primarily to a domestic examination of tax credits which concluded in the fourth quarter of fiscal year 2011. Current year increases to our uncertain tax positions relate primarily to the application of the examination positions to our unaudited open tax years.

Included in the balance of unrecognized tax benefits at January 30, 2011 and January 31, 2010, are $14.7 million and $12.1 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The UTP liability as of January 30, 2011 and January 31, 2010 was $14.7 million and $12.1 million, respectively. This liability is reflected on the balance sheet as “Accrued Taxes.” The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the Consolidated Statements of Income. During fiscal years 2011 and 2010, a net increase of $100,000 and $159,000 of interest and penalties was recognized in the Consolidated Statement of Income, respectively. The Company had approximately $293,000 and $193,000 of net interest and penalties accrued at January 30, 2011 and January 31, 2010, respectively.

As of January 30, 2011, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $3.7 million within twelve months as a result of expiring statutes. If recognized, this decrease will impact the effective tax rate.

Tax years prior to 2007 (the Company’s fiscal year 2008) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remain open. For state returns, the Company is generally not subject to income tax examinations for years prior to 2006 (the Company’s fiscal year 2007). The Company has a primary significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2009. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

Note 12. Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2020. The aggregate minimum annual lease payments under leases in effect on January 30, 2011 are as follows:

Minimum Annual Lease Payments

(in thousands)
Fiscal Year Ending:
2012	$4,621
2013	4,176
2014	3,188
2015	1,268
2016	442
Thereafter	461

Total minimum lease commitments	$14,156

Rent expense was $4.4 million, $3.3 million, and $3.5 million for fiscal year 2011, 2010 and 2009, respectively. The Company received $158,000, $375,000 and $366,000 of sub-lease income in fiscal years 2011, 2010 and 2009, respectively.

Vendor Commitments

The Company has entered into multiple technology development agreements with one of its key wafer suppliers. Under the terms of these agreements, the Company is required to pay $3.2 million in fiscal year 2012.

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

Some of the Company’s more significant pending legal matters are discussed below:

Government Inquiries. In May 2006, the Company received a letter from the SEC requesting that it voluntarily provide information regarding stock options granted since January 1, 1997 as part of an informal inquiry. Additionally, in June 2006, the Company received a Grand Jury subpoena from the United States District Court, Southern District of New York, requesting documents relating to the Company’s stock option practices since 1996. The Company responded to these requests in a timely manner and intends to continue to fully cooperate in these inquiries. There has been no further interaction with or contact from the SEC or the U.S. Department of Justice in relation to the Grand Jury subpoena during this fiscal year or to date

In the event that either or both of these investigations leads to action against any of the Company’s current or former directors, officers, or employees, or the Company itself, the trading price of the Company’s common stock may be adversely impacted. If the Company is subject to adverse findings in either of these matters, it could be required to pay damages or penalties or have other remedies imposed upon it which could have a material adverse effect on its business, financial condition, results of operations and cash flows. In addition, if either or both of these investigations continue for a prolonged period of time, they may have the same impact regardless of the ultimate outcome.

Class Action Lawsuit. In Re: Semtech Corporation Securities Litigation, United States District Court, Central District of California, Case No. 2:07-CV-07114-CAS. Two separate purported class action lawsuits were filed against the Company and certain current and former officers in August and October 2007, on behalf of persons who purchased or acquired Company securities from dates in 2002 to July 2006. The cases alleged violations of Federal securities laws in connection with the Company’s past stock option practices. In February 2008, the Mississippi Public Employees’ Retirement System (“MPERS”) filed a motion in the United States District Court for the Central District of California for consolidation of the cases described above, appointment of MPERS as lead plaintiff, and approval of selection of counsel. The MPERS motion was granted in late March 2008, and a Consolidated Amended Class Action Complaint was filed in May 2008, initiating the consolidated action with MPERS as the lead plaintiff. In December 2008, per motions filed by the defendants, the Court granted motions to dismiss in favor of defendants Jason Carlson (former Chief Executive Officer of the Company) and Mohan Maheswaran (current Chief Executive Officer of the Company) regarding claims under Section 10(b) of the Securities Exchange Act of 1934, as amended. The Court denied all other motions of all defendants, including other motions to dismiss brought in relation to alternate allegations raised against Messrs. Carlson and Maheswaran, who remain pending as defendants in the matter. In January 2010, the Company made a firm settlement offer to the plaintiffs in the amount of $10 million, offered as full payment to settle any and all claims arising from or relating to the matters at issue in the litigation. The offer was not accepted, but remained open and available to the plaintiffs without withdrawal or revocation by the Company from the initial date of the offer. In August, 2010, the Court issued its class certification order, certifying the plaintiff class as persons who acquired common stock of the Company between August 27, 2002 and July 19, 2006 (inclusive).

At mediation held on December 5, 2010, an agreement in principle to settle the class action litigation was reached. The Company has agreed to pay $20 million to settle all claims in the litigation. The agreement in principle contemplates the negotiation and execution of a final settlement agreement. As a result of this agreement, the Company recorded an additional charge of $10.0 million in fiscal year 2011 to increase our total accrued liability for this matter to $20.0 million. The expense is reported in Selling, general and administrative expenses on the Consolidated Statements of Income.

The proposed settlement would fully resolve all claims against the Company, all current officers and directors of the Company named in the lawsuit, and certain former officers and directors of the Company named in the lawsuit. No parties admit any wrongdoing as part of the proposed settlement. The settlement is subject to preliminary approval by the Court, notice to the putative class and subsequent final approval by the Court. The preliminary approval hearing is scheduled for April 11, 2011. The Company expects preliminary approval to be given by the Court, as well as final approval at a later date to be determined.

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

The Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately forty years. The Company vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Groundwater monitoring results to date over a number of years indicate that groundwater contaminants are, in full or in material part, from adjacent facilities. Responsibility for soil contamination remains under investigation. The location of key soil contamination is concentrated in an area of an underground storage tank that the Company believes to have been installed and used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no claims pending with respect to environmental matters at the Newbury Park site. However, the applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. The costs to perform all site work directed by the regulatory agency to date are not anticipated to be material. The Company and the site owner have agreed on an equitable cost sharing arrangement for current site work. At January 30, 2011, accrued liabilities includes approximately $243,000 of fees payable in connection with pending testing and monitoring activities at this site. It is not currently possible to determine the ultimate amount, if any, of future site clean-up costs that may be directed by the regulatory agency following the current site assessments and surveys. Accordingly, no reserve for site clean-up costs has been provided at this time.

Product Warranties

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances the Company has agreed to other warranty terms, including some indemnification provisions.

In fiscal year 2010 the Company assumed certain warranty obligations in connection with the acquisition of SMI. As a result of lower than anticipated field failures and a revised estimate of anticipated warranty claims, the Company reduced its warranty accrual by $1.0 million with a corresponding offset to cost of sales during the fourth quarter of fiscal year 2011.

The table below summarizes changes in product warranties in accrued liabilities for fiscal years 2011 and 2010.

(in thousands)
Balance, January 25, 2009	$50
Accruals acquired as part of acquisition	2,780
Settlements made (in cash or in kind) during the period	(580)

Balance, January 31, 2010	2,250
Current accruals	165
Accrual reversals	(1,276)
Settlements made (in cash or in kind) during the period	(532)

Balance, January 30, 2011	$607

The product warranty accrual reflects the Company’s best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical experience.

Retirement Plans

The Company contributed $1.0 million, $0 and $745,000, respectively, in fiscal years 2011, 2010 and 2009 to the 401(k) retirement plan maintained for its employees. No Company contributions were made to this plan in fiscal year 2010. The Company contributed $837,000, $719,000 and $697,000, respectively, in fiscal years 2011, 2010 and 2009 to a Swiss defined contribution plan.

Deferred Compensation

The Company maintains a deferred compensation plan (“the Plan”) for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period. Compensation expense under this plan for fiscal years 2011, 2010 and 2009 totaled approximately $2.1 million (net of $66,000 of forfeitures), $1.4 million (net of $127,000 of forfeitures) and $466,000 (net of $201,000 of forfeitures), respectively.

The Company’s liability for deferred compensation under this plan was $10.2 million as of January 30, 2011 and $7.1 million as of January 31, 2010 classified as follows:

(in thousands)	January 30, 2011	January 31, 2010
Accrued liabilities	$339	$342
Other long-term liabilities	9,838	6,794

	$10,177	$7,136

The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $6.1 million as of January 30, 2011 and $5.5 million as of January 31, 2010, and is included in other assets.

Indemnification

The Company has entered into agreements with its current executive officers and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws contain comparable indemnification obligations with respect to the Company’s current directors and employees. Additionally, comparable indemnification agreements and obligations under the Certificate of Incorporation and Bylaws remain in effect for certain former executive officers and directors of the Company, rights under which are being claimed by certain former executives and former directors in relation to the Government Inquiries and the Class Action Lawsuit discussed above. Settlement of the Class Action Lawsuit, and dismissal of the lawsuit upon final approval of settlement by the Court if same is given by the Court, will end the Company’s indemnification obligations and expenses in relation to the Class Action Lawsuit. Obligations in relation to the Government Inquires will remain pending.

Note 13. Interest and Other Income, net

Interest and other income, net, consist of the following:

(fiscal years, in thousands)	January 30, 2011	January 31, 2010	January 25, 2009
Interest income	$1,051	$2,035	$5,677
Interest expense	—	(139)	(3)
Gain (loss) on sale of fixed assets and available-for-sale securities	65	139	(428)
Foreign currency transaction (loss) gain	(428)	403	(549)
Miscellaneous (expense) income	(114)	616	(410)

Interest and other income, net	$574	$3,054	$4,287

Note 14. Geographic Information and Concentrations of Risk

The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

Net sales activity by geographic region is as follows.

Sales by Region

(fiscal years, in thousands)	January 30, 2011		January 31, 2010		January 25, 2009
North America	$112,404	25%	$72,818	25%	$72,072	24%
Asia-Pacific	272,079	60%	165,880	58%	172,054	59%
Europe	70,019	15%	47,862	17%	50,694	17%

Total Net Sales	$454,502	100%	$286,560	100%	$294,820	100%

The Company generally attributes sales to a country based on the ship-to address. A summary of sales activity to countries that represented greater than 10% of total sales in fiscal year 2011 follows:

Sales by Country

(fiscal years, percentage of total sales)	January 30, 2011	January 31, 2010	January 25, 2009
United States	23%	19%	20%
China (including Hong Kong)	34%	26%	21%
South Korea	10%	18%	22%

Total Net Sales	67%	63%	63%

Income (loss) from continuing operations before income taxes is as follows:

(in thousands)	January 30, 2011	January 31, 2010	January 25, 2009
Domestic	$(12,540)	$(9,157)	$7,984
Foreign	91,872	43,128	38,194

Total	$79,332	$33,971	$46,178

Domestic income (loss) from continuing operations include amortization of acquired intangible assets, litigation related expenses and higher levels of stock-based compensation compared to foreign operations.

Long-lived Assets

Long-lived assets which consist of property, plant and equipment, net of accumulated depreciation are summarized as follows:

(in millions)	January 30, 2011	January 31, 2010
Located within the United States	$37.4	$27.0
Located outside the United States	$19.4	$11.1

	$56.8	$38.1

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

Significant Customers

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible. The table below sets forth the net sales and accounts receivable for certain significant customers for fiscal years 2011, 2010 and 2009.

Concentration of Net Sales - Significant Customers

	Fiscal Year Ended
(percentage of net sales)	January 30, 2011	January 31, 2010	January 25, 2009
Samsung Electronics (and affiliates)	12%	17%	15%
Frontek Technology Corp	11%	13%	13%

Concentration of Accounts Receivable - Significant Customers

	Fiscal Year Ended
(percentage of net accounts receivable)	January 30, 2011	January 31, 2010
Samsung Electronics (and affiliates)	15%	13%
Frontek Technology Corp	12%	14%

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

Note 15. Matters Related to Historical Stock Option Practices

Since May 2006, the Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from its historical stock option practices. In fiscal years 2011, 2010 and 2009, respectively, approximately $13.6 million, $3.3 million (net of insurance recovery of $8.7 million) and $1.6 million (net of insurance recovery of $250,000) of legal expenses and liability accruals were recorded in relation to these matters. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board of Directors authorizing such advances. See Note 12 for additional information regarding indemnification.

Note 16: Business Interruption Insurance Recoveries

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

Note 17. Stock Repurchase Program; Treasury Shares

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

Summary of Repurchase and Withholding Activity

	Fiscal year ended
	January 30, 2011		January 31, 2010		January 25, 2009
(in thousands, except per share data)	Shares	Value	Shares	Value	Shares	Value
Repurchases under the 2004 program	—	$—	—	$—
Repurchases under the accelerated stock purchase plan	—	—	—	—
Repurchases under the 2008 program	74,702	1,258	104,528	1,390	2,524,451	33,665
Shares withheld from vested restricted shares	89,934	1,561	101,822	1,541	81,868	1,398

Total activity	164,636	$2,819	206,350	$2,931	2,606,319	$35,063

The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 18. Recent Accounting Pronouncements

FASB Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition (Topic 605)—Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This ASU will be effective on a prospective basis for milestones achieved beginning in our of fiscal year 2012. The Company does not expect the adoption of this ASU to have a significant effect on its consolidated financial statements.

Note 19. Selected Quarterly Financial Data (Unaudited)

The following tables set forth the Company’s unaudited Consolidated Statements of Income data for each of the eight quarterly periods ended January 30, 2011, as well as that data expressed as a percentage of the Company’s net sales for the quarters presented. All quarters presented consisted of thirteen weeks except for the quarter ended January 31, 2010 which consisted of fourteen weeks. The sum of quarterly per share amounts may differ from year to date amounts due to rounding.

Selected Quarterly Financial Data (Unaudited)

	Fiscal Year 2011				Fiscal Year 2010
	Quarters Ended				Quarters Ended
(in thousands, except per share amounts)	May 2 2010	August 1 2010	October 31 2010	January 30 2011	April 26 2009	July 26 2009	October 25 2009	January 31 2010
Net Sales	$101,880	$113,227	$123,125	$116,270	$60,077	$66,317	$75,147	$85,019
Cost of Sales	44,833	45,795	49,304	46,264	27,345	30,165	33,776	39,228

Gross Profit	57,047	67,432	73,821	70,006	32,732	36,152	41,371	45,791
Operating costs and expenses:
Selling, general & administrative	26,351	24,915	35,501	23,637	17,267	16,279	18,521	25,218
Product development & engineering	15,303	17,404	18,400	18,517	10,085	10,893	10,467	13,705
Acquisition related items	2,405	2,405	2,406	2,304	303	302	303	1,440
Restructuring charges	—	—	—	—	188	160	—	—

Total operating costs and expenses	44,059	44,724	56,307	44,458	27,843	27,634	29,291	40,363

Operating income	12,988	22,708	17,514	25,548	4,889	8,518	12,080	5,428
Interest and other income, net	197	308	3	66	1,290	282	1,136	346

Income before taxes	13,185	23,016	17,517	25,614	6,179	8,800	13,216	5,774
Income tax expense (benefit)	2,383	3,354	1,412	(389)	1,236	1,380	34,103	(3,705)

Net income	$10,802	$19,662	$16,105	$26,003	$4,943	$7,420	$(20,887)	$9,479

Earnings per share:
Basic	$0.18	$0.32	$0.26	$0.41	$0.08	$0.12	$(0.34)	$0.15
Diluted	$0.17	$0.31	$0.25	$0.39	$0.08	$0.12	$(0.34)	$0.15
Weighted average number of shares:
Basic	61,420	61,933	62,493	63,506	60,321	60,493	61,030	61,238
Diluted	63,181	63,552	64,555	66,213	60,593	61,044	61,030	62,501

	Fiscal Year 2011				Fiscal Year 2010
	Quarters Ended				Quarters Ended
	May 2 2010	August 1 2010	October 31 2010	January 30 2011	April 26 2009	July 26 2009	October 25 2009	January 31 2010
Net Sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of Sales	44%	40%	40%	40%	46%	45%	45%	46%

Gross Profit	56%	60%	60%	60%	54%	55%	55%	54%
Operating costs and expenses:
Selling, general & administrative	26%	22%	29%	20%	29%	25%	25%	30%
Product development & engineering	15%	15%	15%	16%	17%	16%	14%	16%
Acquisition related items	2%	2%	2%	2%	1%	0%	0%	2%
Restructuring charges	0%	0%	0%	0%	0%	0%	0%	0%
(Insurance recovery) legal expenses, net	0%	0%	0%	0%	0%	0%	0%	0%

Total operating costs and expenses	43%	39%	46%	38%	47%	42%	39%	48%

Operating income	13%	20%	14%	22%	8%	13%	16%	6%
Interest and other income, net	0%	0%	0%	0%	2%	0%	2%	0%

Income before taxes	13%	20%	14%	22%	10%	13%	18%	6%
Income tax expense (benefit)	2%	3%	1%	0%	2%	2%	45%	-4%

Net income	11%	17%	13%	22%	8%	11%	-27%	10%

Reclassification affecting unaudited financial statements issued in fiscal year 2011

Subsequent to the issuance of its October 31, 2010 unaudited consolidated financial statements, the Company determined that certain time deposits with original maturities ranging from six, nine, and twelve months should have been classified as Temporary Investments instead of Cash and Cash Equivalent on the Company’s Balance Sheets. As of May 2, 2010 and August 1, 2010, the reclassification between these two current balance sheet captions totaled $28 million and increased to $59 million as of October 31, 2010.

Consequently, the Company did not include the cash flows from the purchase and maturities of these time deposits under the “cash flows from investing activities” section of the statement of cash flows for the same respective periods. Reporting purchases and maturities on a gross basis, after reclassification, the Company’s purchases of available-for-sale investments increased from $32 million to $60 million and $54 million to $82 million for the three- and six-month periods ended May 2, 2010 and August 1, 2010, respectively. There were no maturities during the three- and six-month interim periods. During the nine-months ended October 31, 2010, purchases of available-for-sale investments increased from $85 million to $149 million and proceeds from sales and maturities of available-for-sale investments increased from $80 million to $85 million. Overall, the reclassification caused net cash used in investing activities to increase from $11 million to $39 million for the three-month period ended May 2, 2010; $16 million to $44 million for the six-month period ended August 1, 2010; and $23 million to $82 million for the nine-month period ended October 31, 2010.

After reclassifications within investing activities, the subtotals within the cash flow statement are as follows:

(in thousands)	Three Months Ended May 2, 2010	Six Months Ended August 1, 2010	Nine Months Ended October 31, 2010
Net cash provided by operating activities	8,200	35,028	64,606
Net cash used in investing activities	(39,381)	(43,918)	(81,781)
Net cash provided by financing activities	4,950	6,210	19,785

Net increase (decrease) in cash and cash equivalents	(26,231)	(2,680)	2,610
Effect of exchange rate changes	—	—	1
Cash and cash equivalents at beginning of period	80,598	80,598	80,598
Cash and cash equivalents at end of period	54,367	77,918	83,209

The reclassification does not have any impact on the Company’s income for the interim periods within fiscal year 2011 or the trend of earnings. Cash flows from operating activities and cash flows used by financing activities are unaffected by the reclassification. Also, the reclassification has no effect on balance sheet subtotals such as current assets and total assets. Taking into consideration both quantitative and qualitative factors, the Company determined that the reclassification is not material to the Company’s balance sheet and statement of cash flows for the respective prior interim periods and therefore the Company has not restated previously issued interim financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that as of January 30, 2011 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of January 30, 2011. Ernst & Young LLP’s attestation report is included in Item 8 of this report.

Item 9B.	Other Information

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2011 was reported on a Form 8-K during that period.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer, Chief Financial Officer and Controller. Our Code of Conduct serves as our written code of ethics for those officers, and for persons performing similar functions. Our current Code of Conduct is incorporated in this Annual Report on Form 10-K for fiscal year 2011 as Exhibit 14. The Code of Conduct is also available at the Corporate Governance section of the Investors page on our website at www.semtech.com. Alternatively, you can request a copy of the Code of Conduct free of charge by sending a written request to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our Chief Executive Officer, Chief Financial Officer or Controller, we will within four business days of the event disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.

The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 23, 2011, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of stockholders, to be held on June 23, 2011, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

Item 11.	Executive Compensation

The information required under this item will appear under the captions “Director Compensation,” “Compensation Discussion and Analysis”, “Executive Compensation” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 23, 2011, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will appear under the captions “Beneficial Ownership of Securities,” “Securities Authorized for Issuance under Equity Compensation Plans” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 23, 2011, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item will appear under the captions “Election of Directors (Proposal Number 1)” “Corporate Governance, Transactions with Related Parties” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 23, 2011, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services

The information required under this item will appear under the captions “Independent Accountant Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 23, 2011, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II

SEMTECH CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED JANUARY 30, 2011

	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 25, 2009
Allowance for doubtful accounts	$369,000	$477,000	$(3,000)	$843,000
Year ended January 31, 2010
Allowance for doubtful accounts	$843,000	$459,000	$—	$1,302,000
Year ended January 30, 2011
Allowance for doubtful accounts	$1,302,000	$53,924	$(247,703)	$1,108,221

(a)(3)	Exhibits. These exhibits are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated. Exhibits 10.1 through 10.44 constitute management contracts or compensatory plans or arrangements.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated November 18, 2009, by and among Semtech Corporation, Sierra Monolithics, Inc., SMI Merger Corp. and Shareholder Representative Services	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 15, 2009

2.2	First Amendment to Agreement and Plan of Merger, dated December 9, 2009, by and among Semtech Corporation, Sierra Monolithics, Inc., SMI Merger Corp. and Shareholder Representative Services	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2009

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

Exhibit No.	Description	Location

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.1	The Company’s 1994 Long-term Stock Incentive Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-44033) filed January 9, 1998

10.2	The Company’s 1994 Non-Employee Directors Stock Option Plan, as amended	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (333-00599) filed January 31, 1996

10.3	The Company’s Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.4	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.5	Form of Long Term Stock Incentive Plan Award Agreement for Options Awarded to Non-Employee Directors on December 5, 2002	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.6	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006

10.7	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.8	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.9	Form of Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.10	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.11	Adoption Agreement adopting The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan) as amended and restated effective January 1, 2005	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.12	Amended and Restated Plan Document for The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan), effective January 1, 2005	Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.13	Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

Exhibit No.	Description	Location

10.14	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010

10.15	Cash Bonus Incentive Plan amended and restated as of January 30, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2006

10.16	Semtech Corporation Bonus Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 28, 2006

10.17	Semtech Corporation Bonus Plan, amended and restated effective January 29, 2007 (also known as the “Executive Bonus Plan”)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.18	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.19	Restricted Stock Award Agreement dated April 3, 2006 with respect to inducement award of restricted stock to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.20	Stock Option Award Agreement dated April 3, 2006 with respect to time-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.21	Stock Option Award Agreement dated April 3, 2006 with respect to performance-vested inducement options awarded to Mohan Maheswaran	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 5, 2006

10.22	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.23	Memo to Emeka Chukwu dated, April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.24	Form of Long-Term Stock Incentive Plan Option Award Certificate	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.25	Form of Long-Term Stock Incentive Plan Restricted Stock Award Certificate	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.26	Form of Long-Term Stock Incentive Plan Performance Unit Award Certificate	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.27	Form of Long-Term Stock Incentive Plan Option Award Certificate (Non-Employee Directors)	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.28	Form of Long-Term Stock Incentive Plan Non-Employee Director Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2007

10.29	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

Exhibit No.	Description	Location

10.30	Semtech Corporation Executive Stock Ownership Guidelines	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.31	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.32	Semtech Corporation Chief Executive Officer Bonus Plan, as amended on March 1, 2011	Filed herewith

10.33	Semtech Corporation 2007 SMI Assumed Plan	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.34	Semtech Corporation 2000 SMI Assumed Plan	Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.35	Semtech Corporation 2009 Long-Term Equity Inducement Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2009

10.36	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Performance-Based Vesting)	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.37	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Time-Based Vesting)	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.38	Restricted Stock Award Agreement dated March 29, 2010 with respect to time-based restricted stock award to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2011

10.39	Master Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2007

10.40	Supplemental Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2007

10.41	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.42	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan for non-Swiss employees	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.43	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan for Swiss employees	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.44	Policy Regarding Director Compensation	Filed herewith

14	Semtech Corporation Code of Conduct	Exhibit 14.1 to the Company’s Current Report on Form 8-K filed June 25, 2010

Exhibit No.	Description	Location

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.2 hereof, Exhibit 32.2 is being furnished and shall not be deemed “filed”.)	Filed herewith

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011	Semtech Corporation

	By:	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2011	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer Director

Date: March 31, 2011	/s/ Emeka Chukwu
Emeka Chukwu
Vice President, Finance and Chief Financial Officer
(Principal Accounting
and Financial Officer)

Date: March 31, 2011	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 31, 2011	/s/ Glen M. Antle
Glen M. Antle
Director

Date: March 31, 2011	/s/ W. Dean Baker
W. Dean Baker
Director

Date: March 31, 2011	/s/ James P. Burra
James P. Burra
Director

Date: March 31, 2011	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 31, 2011	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 31, 2011	/s/ John L. Piotrowski
John L. Piotrowski
Director