Form 10-Q
period 2011-05-01
SEMTECH CORP
filed 2011-06-10
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2011

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at June 1, 2011: 65,369,461

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MAY 1, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	May 1, 2011	May 2, 2010
Net sales	$122,371	$101,880
Cost of sales	48,517	44,833

Gross profit	73,854	57,047

Operating costs and expenses:
Selling, general and administrative	26,705	26,351
Product development and engineering	18,525	15,303
Intangible amortization	2,102	2,405

Total operating costs and expenses	47,332	44,059

Operating income	26,522	12,988

Interest and other (expense) income, net	(440)	197

Income before taxes	26,082	13,185
Provision for taxes	3,500	2,383

Net Income	$22,582	$10,802

Earnings per share:
Basic	$0.35	$0.18
Diluted	$0.34	$0.17
Weighted average number of shares used in computing earnings per share:
Basic	64,552	61,420
Diluted	67,123	63,181

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	May 1, 2011	January 30, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$134,605	$119,019
Temporary investments	129,820	112,237
Receivables, less allowances of $4,427 at May 1, 2011 and $4,597 at January 30, 2011	50,402	50,610
Inventories	50,084	47,719
Deferred income taxes	13,369	13,369
Other current assets	12,022	10,744

Total current assets	390,302	353,698
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $79,313 at May 1, 2011 and $77,243 at January 30, 2011	62,175	56,778
Investments, maturities in excess of 1 year	11,874	27,086
Goodwill	129,651	129,651
Other intangibles, net	72,721	74,823
Other assets	18,222	17,907

Total non-current assets	294,643	306,245

TOTAL ASSETS	$684,945	$659,943

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,488	$29,629
Accrued liabilities	21,431	48,723
Income taxes payable	2,683	2,928
Deferred revenue	4,912	5,020
Accrued taxes	4,191	4,191
Deferred income taxes	3,334	3,334

Total current liabilities	70,039	93,825
Non-current liabilities:
Deferred income taxes	13,897	11,120
Accrued taxes	10,548	10,548
Other long-term liabilities	15,600	15,835
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,202,985 outstanding on May 1, 2011 and 78,136,144 issued and 63,927,740 outstanding on January 30, 2011	785	785
Treasury stock, at cost, 12,933,159 shares as of May 1, 2011 and 14,208,404 shares as of January 30, 2011	(210,432)	(232,267)
Additional paid-in capital	353,944	352,078
Retained earnings	429,858	407,276
Accumulated other comprehensive income	706	743

Total stockholders’ equity	574,861	528,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$684,945	$659,943

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	May 1, 2011	May 2, 2010
Cash flows from operating activities:
Net income	$22,582	$10,802
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,271	3,870
Deferred income taxes	2,786	760
Stock-based compensation	7,487	8,300
Excess tax benefits on stock based compensation	(1,075)	(257)
Loss on disposition of property, plant and equipment	7	75
Changes in assets and liabilities:
Receivables, net	208	(8,681)
Inventories	(2,449)	466
Prepaid expenses and other assets	(1,182)	(2,387)
Accounts payable	3,859	5,434
Accrued liabilities	(29,041)	(3,789)
Deferred revenue	(108)	177
Income taxes payable and prepaid taxes	(1,320)	(7,907)
Other liabilities	316	1,337

Net cash provided by operations	6,341	8,200

Cash flows from investing activities:
Purchase of available-for-sale investments	(25,000)	(59,732)
Proceeds from sales and maturities of available-for-sale investments	22,583	24,835
Proceeds from sale of property, plant and equipment	5	2
Purchases of property, plant and equipment	(7,469)	(4,486)

Net cash used in investing activities	(9,881)	(39,381)

Cash flows from financing activities:
Excess tax benefits on stock based compensation	1,075	257
Exercise of stock options	18,501	5,069
Repurchase of outstanding common stock	(450)	(376)

Net cash provided by financing activities	19,126	4,950

Net increase (decrease) in cash and cash equivalents	15,586	(26,231)
Cash and cash equivalents at beginning of period	119,019	80,598

Cash and cash equivalents at end of period	$134,605	$54,367

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

Computing: desktops, notebooks, servers, graphic boards, printers, and other computer peripherals

Communications: base stations, optical networks, switches and routers, wireless LAN, and other communication infrastructure equipment

High-end consumer: handheld products, tablet computers, set-top boxes, digital televisions, digital video recorders and other consumer equipment

Industrial: automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, and other industrial equipment

Principles of Consolidation

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

Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The first quarter of fiscal years 2012 and 2011 each consisted of 13 weeks.

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

Reclassification

Certain amounts disclosed in the notes to the consolidated financial statements for the three months ended May 2, 2010, were reclassified to conform to the presentation used for the three months ended May 1, 2011.

Subsequent to the issuance of its October 31, 2010 unaudited consolidated financial statements, the Company determined that certain time deposits with original maturities ranging from six, nine, and twelve months should have been classified as Temporary Investments instead of Cash and Cash Equivalent on the Company’s Balance Sheets. As of May 2, 2010, the reclassification between these two current balance sheet captions totaled $28 million.

As reported in the Company’s Form 10-K for the year ended January 30, 2010, the Company did not include the cash flows from the purchase and maturities of these time deposits under “cash flows from investing activities” section of the statement of cash flows. Reporting purchases and maturities on a gross basis, after reclassification, the Company’s purchases of available-for-sale investments increased from $32 million to $60 million for the three-months ended May 2, 2010. There were no maturities during this interim period. Overall, the reclassification caused net cash used in investing activities to increase from $11 million to $39 million for the three-month period ended May 2, 2010.

The reclassification did not have any impact on the Company’s income for the interim periods within fiscal year 2011 or the trend of earnings. Cash flows from operating activities and cash flows used by financing activities for the three-months ended May 2, 2010 are unaffected by the reclassification. Also, the reclassification has no effect on balance sheet subtotals such as current assets and total assets at May 2, 2010. Taking into consideration both quantitative and qualitative factors, the Company determined that the reclassification is not material to the Company’s balance sheet and statement of cash flows for the respective prior interim periods and therefore the Company has not restated previously issued interim financial statements.

Note 2: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

(in thousands)	May 1, 2011	May 2, 2010
Net income	$22,582	$10,802
Change in net unrealized holding gain on available-for-sale investments	(37)	(68)

Total comprehensive income	$22,545	$10,734

Gain (loss) realized upon reclassification from Comprehensive Income	$—	$—

Note 3: Earnings per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended
(in thousands, except per share amounts)	May 1, 2011	May 2, 2010
Net income	$22,582	$10,802

Weighted average common shares outstanding - basic	64,552	61,420
Dilutive effect of employee equity incentive plans	2,571	1,761

Weighted average common shares outstanding - diluted	67,123	63,181

Basic earnings per common share	$0.35	$0.18
Diluted earnings per common share	$0.34	$0.17

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

Options to purchase 136,250 shares and 5.2 million shares for the first quarter of fiscal years 2012 and 2011, respectively, were not included in the computation of diluted net income per share because the options were considered anti-dilutive.

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

Note 5: Stock-Based Compensation

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the consolidated condensed statements of operations for the three month periods ended May 1, 2011 and May 2, 2010, respectively.

Allocation of Stock-based Compensation

(in thousands)	Three Months Ended
	May 1, 2011	May 2, 2010
Cost of sales	$279	$526
Selling, general and administrative	5,618	5,604
Product development and engineering	1,590	2,170

Stock-based compensation, pre-tax	$7,487	$8,300

Net change in stock-based compensation capitalized into inventory	$(84)	$(150)

Share-based Payment Arrangements. The Company has various equity award plans (the “Plans”) that provide for granting stock-based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several forms of stock-based compensation. As of May 1, 2011, the Company has granted stock options (“Options”) and restricted stock under the Plans and has also issued stock-based compensation outside of the Plans, including Options and restricted stock issued as inducements to join the Company.

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

	Three Months Ended
	May 1, 2011	May 2, 2010
Expected lives, in years	4.4	5.0
Estimated volatility	40%	40%
Dividend yield	—	—
Risk-free interest rate	1.8%	2.3%

The estimated fair value of restricted stock was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock awarded in fiscal year 2012 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on May 1, 2011.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for stock option awards during the first quarter of fiscal year 2012 is presented below:

Information regarding outstanding stock option awards

(in thousands, except per share amounts)
	Shares	Weighted average exercise price (per share)	Weighted average grant date fair value (per share)	Aggregate intrinsic value	Aggregate unrecognized compensation	Number of shares exercisable	Weighted average contractual term (years)
Outstanding as of January 30, 2011	6,622	$16.84		$35,492	$7,067	5,160
Granted	212	23.33	$8.21
Exercised	(1,108)	17.05
Cancelled/forfeited	(55)	23.51

Outstanding as of May 1, 2011	5,671	$16.98		$63,189	$7,729	4,293

Exercisable as of May 1, 2011	4,293	$17.09		$47,452			2.76

Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as compensation expense over the requisite vesting period (typically 3-4 years). A summary of the activity for restricted stock awards for the first quarter of fiscal year 2012 is presented below:

(in thousands, except for per share amounts)
	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 30, 2011	135	$14.44		$984	0.8
Granted	—
Vested	(60)	13.15	$1,426
Forfeited	(5)	15.78

May 1, 2011	70	$15.45		$671	0.6

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.

Performance Unit Awards. The Company grants performance vested RSU’s to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that can be earned in the aggregate is 960,400. In this scenario, the maximum number of shares that could be issued thereunder would be 527,700 and the Company would have a liability accrued in the Consolidated Balance Sheet equal to the value of 432,700 shares on the settlement date, which would be settled in cash. At May 1, 2011, the performance metrics associated with the awards issued in fiscal years 2012, 2011 and 2010 are expected to be met at a level which would result in a grant at 100%, 200% and 200% of target, respectfully. The following table summarizes performance unit award activity during the first quarter of fiscal year 2012:

(in thousands, except for per share amount)							Weighted Average Period Over Which Expected to be Recognized (in years)
		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per share)	Aggregate Unrecognized Compensation
	Total Units	Units	Units	Recorded Liability
January 30, 2011	556	326	230	$3,924.9	$14.26	$7,971	1.0
Granted	117	59	58		23.33
Vested	(123)	(62)	(61)		13.15
Cancelled/forfeited	(22)	(11)	(11)		13.15
Change in liability				286.9

May 1, 2011	528	312	216	$4,211.8	$16.57	$10,695	1.5

Stock Unit Awards, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years). The following table summarizes stock unit award activity for the first quarter of fiscal year 2012:

(in thousands, except per share price)					Weighted Average Period Over Which Expected to be Recognized (in years)
	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation
January 30, 2011	2,058	$16.70		$29,763	2.7
Granted	259	23.33
Vested	(150)	15.03	$3,506
Forfeited	(29)	17.59

May 1, 2011	2,138	$17.61		$33,229	2.6

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.

Stock Unit Awards, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These RSUs are accounted for as liabilities and accrued in the consolidated balance sheets because they are cash settled. The value of these awards is re-measured at each reporting period until settlement, which typically occurs upon the director’s separation from service. Vested awards and the pro-rata vested portion of unvested awards are recognized as a liability. These awards vest after one year of service. The following table summarizes stock unit award activity for the first quarter of fiscal year 2012:

(in thousands, except per share price)			Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
	Number of Units	Recorded Liability
January 30, 2011	30	$2,413.5	$16.43	$269	0.4
Granted	—
Vested	—
Forfeited	—
Change in Liability		910.9

May 1, 2011	30	$3,324.4	$16.43	$140	0.2

Note 6: Investments

Certain investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and U.S. government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, and bank time deposits with original maturity dates in excess of 90 days. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date.

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

The following table summarizes the Company’s investments as of May 1, 2011 and January 30, 2011:

Investments

	May 1, 2011			January 30, 2011
(in thousands)	Market Value	Cost Basis	Unrealized Gain	Market Value	Cost Basis	Unrealized Gain
U.S. government issues	$49,947	$49,859	$88	$54,747	$54,658	$89
Corporate issues	15,747	15,570	177	16,576	16,354	222
Bank time deposits	76,000	76,000	—	68,000	68,000	—

Total investments	$141,694	$141,429	$265	$139,323	$139,012	$311

The following table summarizes the maturities of the Company’s investments at May 1, 2011 and January 30, 2011:

Investment maturities

(in thousands)	May 1, 2011		January 30, 2011
	Market Value	Cost Basis	Market Value	Cost Basis
Within 1 year	$129,820	$129,603	$112,237	$112,077
After 1 year through 5 years	11,874	11,826	27,086	26,935

Total investments	$141,694	$141,429	$139,323	$139,012

In the first quarter of fiscal years 2012 and 2011, the Company recognized $37,000 and $68,000, respectively, of unrealized loss (net of tax) on investments. These unrealized losses are the result of fluctuations in the market value of the Company’s investments and are included in “Accumulated other comprehensive income” on the consolidated condensed balance sheets. The tax associated with these comprehensive income items for the first quarter of fiscal years 2012 and 2011 was a decrease to the deferred tax liability of $9,000 and $26,000, respectively.

Investments and cash and cash equivalents generated interest income of $304,000 and $224,000 in the first quarter of fiscal years 2012 and 2011, respectively.

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

Level 3 - Unobservable inputs to the valuation methodology that is significant to the measurement of fair value of assets or liabilities.

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

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated condensed financial statements were based on the use of Level 1 or Level 2 inputs and consisted of the following:

	Fair Value as of May 1, 2011			Fair Value as of January 30, 2011
(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Observable Inputs Other than Level 1 Prices (Level 2)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Observable Inputs Other than Level 1 Prices (Level 2)
Assets
U.S. government issues	$49,947	$49,947	$—	$54,747	$54,747	$—
Corporate issues	15,747	15,747	—	16,576	16,576	—
Bank time deposits	76,000	—	76,000	68,000	—	68,000

	$141,694	$65,694	$76,000	$139,323	$71,323	$68,000

The investment in bank time deposits during the first quarter of fiscal year 2012 resulted in $76.0 million in financial assets measured at fair value on a recurring basis using Level 2 inputs.

Note 8: Inventories

Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

Inventories:

(in thousands)	May 1, 2011	January 30, 2011
Raw materials	$5,602	$5,070
Work in process	27,148	27,763
Finished goods	17,334	14,886

	$50,084	$47,719

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

The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying consolidated financial statements using Level 3 inputs. The Company concluded that there were no indicators of impairment as of May 1, 2011.

There were no changes to goodwill during the first three months of fiscal year 2012.

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

Intangible assets consisted of the following:

(in thousands)		Gross Carrying Amount		Accumulated Amortization		Net Book Value
	Estimated Useful Life	May 1, 2011	January 30, 2011	May 1, 2011	January 30, 2011	May 1, 2011	January 30, 2011
Core technologies	2-10 years	$65,900	$65,900	$(15,769)	$(14,006)	$50,131	$51,894
In-process research and development	Indefinite	12,370	12,370	—	—	12,370	12,370
Customer relationships	8-10 years	12,130	12,130	(1,910)	(1,571)	10,220	10,559

Total other intangibles		$90,400	$90,400	$(17,679)	$(15,577)	$72,721	$74,823

Core technologies include $59.9 million of definite lived intangible assets from the December 9, 2009 acquisition of Sierra Monolithics, Inc. (“SMI”). These developed technology intangibles include current optical products, wireless products and microwave products. The Company concluded that the intangibles classified as core technologies were identifiable intangible assets, separate from goodwill, since they were capable of being separated from SMI and sold, transferred or licensed, regardless of whether the Company intended to do so. The fair value of these core technologies was determined using the multi-period excess earnings method. Each product technology was valued separately since each was determined to have a different remaining useful life.

For the three-month periods ended May 1, 2011 and May 2, 2010, amortization expense related to intangible assets was $2.1 million and $2.4 million, respectively.

Note 10: Taxes

The effective tax rate differs from the 35 percent statutory corporate tax rate in part due to the impact of lower foreign tax rates.

The gross unrecognized tax benefits (before federal impact of state items) were $17.0 million at May 1, 2011 and January 30, 2011. Included in the balances of unrecognized tax benefits at May 1, 2011 and January 30, 2011, are $14.7 million of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions was $14.7 million as of May 1, 2011 and January 30, 2011. This liability is reflected on the consolidated condensed balance sheets as “Accrued taxes.” The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company had approximately $293,000 of net interest and penalties accrued at May 1, 2011 and January 30, 2011.

In the first quarter of fiscal year 2012, the Internal Revenue Service initiated an examination of the Company’s 2009 Federal tax return (fiscal year 2010). Tax years prior to 2007 (fiscal year 2008) are generally not subject to examination by the Internal Revenue Service except for items with tax attributes that could impact open tax years. For state returns, the Company is generally not subject to income tax examinations for years prior to 2006 (fiscal year 2007).

The Company’s significant foreign tax presence is in Switzerland. The Company’s material Swiss tax filings have been examined through fiscal year 2009. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. In May 2011, the Company was informed that the taxation authorities in Korea were auditing the Company’s branch activities in Korea for tax years 2006 through 2010. While no audit positions have been formally communicated to the Company at this time, the taxation authorities in Korea may take the position that the Company’s Korean branch carried on business in Korea from a “permanent establishment” during the years in question and should therefore be taxed on the income attributable to the permanent establishment. The Company is of the view that no permanent establishment is at hand in Korea and no reserve for an uncertain tax position has been recorded for this matter.

As of May 1, 2011, it was reasonably possible that the total amounts of unrecognized tax benefits would decrease by up to $3.7 million within twelve months as a result of expiring statutes. If recognized, this decrease will impact the effective tax rate.

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

Refer to the discussion in Note 12 to the consolidated financial statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2011 filed with the SEC on March 31, 2011. Except as discussed below, all proceedings discussed in the Form 10-K remains outstanding.

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

At a mediation meeting held on December 5, 2010, an agreement in principle to settle the class action litigation was reached. The Company agreed to pay $20 million to settle all claims in the litigation. As a result of this agreement, the Company recorded an additional charge of $10.0 million in fiscal year 2011 to increase our total accrued liability for this matter to $20.0 million. Payment in full of the $20 million settlement amount was made on April 14, 2011 into the applicable escrow account associated with the proposed settlement and preliminary Court approval of same.

The proposed settlement will fully resolve all claims against the Company, all current officers and directors of the Company named in the lawsuit, and certain former officers and directors of the Company named in the lawsuit. No parties admit any wrongdoing as part of the proposed settlement. Preliminary approval of the proposed settlement was issued by the Court on April 11, 2011. Final approval is scheduled for June 27, 2011, contingent upon any objections, or material elections to opt out of the settlement, being filed timely on or before June 6, 2011. The Company does not expect any objections or material elections to opt out of the settlement being filed before the applicable deadline, and expects final approval of the settlement by the Court following the hearing on June 27, 2011.

Indemnification

The Company has entered into agreements with its current executive officers and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws contain comparable indemnification obligations with respect to the Company’s current directors and employees. Additionally, comparable indemnification agreements and obligations under the Certificate of Incorporation and Bylaws remain in effect for certain former executive officers and directors of the Company, rights under which are being claimed by certain former executives and former directors in relation to the Government Inquiries discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 and the Class Action Lawsuit discussed above. Settlement of the Class Action Lawsuit, and dismissal of the lawsuit upon final approval of settlement by the Court if same is given by the Court, will end the Company’s indemnification obligations and expenses in relation to the Class Action Lawsuit. Obligations in relation to the government Inquiries will remain pending.

Product Warranties

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances the Company has agreed to other warranty terms, including some indemnification provisions. The table below summarizes changes in product warranty allowances included in accrued liabilities.

(in thousands)
Balance at January 30, 2011	$607
Current accruals	4
Accrual reversals	(244)
Settlements made (in cash or in kind) during period	—

Balance at May 1, 2011	$367

Note 12: Geographic Information and Concentration of Risk

The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

Net sales activity by geographic region is as follows:

Sales by Region

(percentage of net sales)	Three Months Ended
	May 1, 2011	May 2, 2010
North America	27%	26%
Asia-Pacific	60%	58%
Europe	13%	16%

	100%	100%

The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales:

	Three Months Ended
(percentage of total sales)	May 1, 2011	May 2, 2010
United States	23%	23%
China (including Hong Kong)	35%	31%
South Korea	<10%	15%

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	May 1, 2011	May 2, 2010
Domestic	$5,549	$(3,890)
Foreign	20,533	17,075

Total	$26,082	$13,185

Domestic income (loss) from continuing operations include amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

(percentage of net sales)	Three Months Ended
	May 1, 2011	May 2, 2010
Samsung Electronics (and affiliates)	12%	13%
Frontek Technology Corp	11%	12%

Concentration of Accounts Receivable - Significant Customers

(percentage of accounts receivable)	Balance as of
	May 1, 2011	January 30 2011
Samsung Electronics (and affiliates)	<10%	15%
Frontek Technology Corp	<10%	12%
Huawei Technologies (and affiliates)	11%	<10%

Outside Subcontractors and Suppliers

The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as the recent earthquake and Tsunami in Japan or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Japan, Israel and Canada. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Thailand and the Philippines.

Note 13: Matters Related to Historical Stock Option Practices

Since May 2006, the Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from its historical stock option practices. In the first quarter of fiscal years 2012 and 2011, respectively, approximately $131,000 and $1.6 million of legal expenses and liability accruals were recorded in relation to these matters. These expenses include claims for advancement of legal expenses to current and former directors, officers and executives under pre-existing indemnification agreements and to other current and former employees under the California Labor Code and a resolution of the Board of Directors authorizing such advances. See Note 11 for additional information regarding indemnification.

Note 14: Stock Repurchase Program; Treasury Shares

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

Summary of Repurchase and Withholding Activity

(in thousands, except share data)	Three Months Ended
	May 1, 2011		May 2, 2010
	Shares	Value	Shares	Value
Repurchases under the 2008 Program	—	$—	—	$—
Shares withheld from vested restricted shares	18,930	450	23,378	376

Total activity	18,930	$450	23,378	$376

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

Forward Looking Statements

This Quarterly Report contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as "expects," "anticipates," "intends," "estimates," "believes,” ”projects,” “should,” “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this Quarterly Report and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

We design, develop, manufacture and market high-performance analog and mixed signal semiconductor products. We operate and report our results in one reportable segment. Our product lines include:

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the first quarter of fiscal years 2012 and 2011 represented 36% and 43% of net sales, respectively. Sales made directly to customers during the first quarter of fiscal years 2012 and 2011 were 58% and 53% of net sales, respectively. The remaining sales were made through independent distributors.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, United Kingdom, Hong Kong, Malaysia, Germany, Israel and Canada. For the first quarter of fiscal year 2012, approximately 57% of our silicon, in terms of cost of wafers purchased, was manufactured in China.

Foreign sales during the first quarter of fiscal year 2012 constituted approximately 77% of our net sales. Approximately 60% of sales during the first quarter of fiscal year 2012 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Critical Accounting Policies and Estimates

In addition to the discussion below, you should refer to the disclosures regarding our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 filed with the SEC on March 31, 2011.

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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of products using current standard costs. The deferred gross margin does not include any adjustments for sales returns. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2011 or the first three months of fiscal year 2012.

The following table summarizes the deferred net revenue balance:

Deferred net revenue
(in thousands)	May 1, 2011	January 30, 2011
Deferred revenues	$5,748	$6,369
Less: Deferred cost of revenues	(1,364)	(1,560)

Deferred revenues, net	$4,384	$4,809

Deferred product design and enginering revenue	528	211

Total deferred revenue	$4,912	$5,020

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

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended
	May 1, 2011	May 2, 2010
Net Sales	100.0%	100.0%
Cost of Sales	39.6%	44.0%

Gross Profit	60.4%	56.0%
Operating costs and expenses:
Selling, general & administrative	21.8%	25.9%
Product development & engineering	15.1%	15.0%
Intangible amortization	1.7%	2.4%

Total operating costs and expenses	38.7%	43.2%

Operating income	21.7%	12.7%
Interest and other income, net	-0.4%	0.2%

Income before taxes	21.3%	12.9%
Provision for taxes	2.9%	2.3%

Net income	18.5%	10.6%

Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	May 1, 2011	May 2, 2010
Domestic	$5,549	$(3,890)
Foreign	20,533	17,075

Total	$26,082	$13,185

Domestic income (loss) from continuing operations include amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.

Comparison of the Three Months Ended May 1, 2011 and May 2, 2010

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first quarter of fiscal years 2012 and 2011 were both 13-week periods.

Our estimates of sales by major end-market are detailed below:

(dollars in thousands; % of net sales)

	Three Months Ended
	May 1, 2011		May 2, 2010
Computing	$9,600	7%	$11,233	11%
Communications	49,892	41%	34,496	34%
High-end Consumer (1)	41,053	34%	34,580	34%
Industrial	21,826	18%	21,571	21%

Total	$122,371	100%	$101,880	100%

(1)	Approximately $3.4 million and $5.0 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first quarter of fiscal years 2012 and 2011, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales. Net sales for the first quarter of fiscal year 2012 were $122.4 million, an increase of 20% compared to $101.9 million for the first quarter of fiscal year 2011. The higher revenue in the current quarter resulted primarily from higher demand for products in the communications and high-end consumer end-markets.

Gross Profit. During the first quarter of fiscal year 2012, gross profit increased to $73.9 million from $57.0 million in the first quarter of fiscal year 2011. Gross profit margins increased to 60.4% in the first quarter of fiscal year 2012 from 56.0% in the first quarter of fiscal year 2011. This increase in gross profit reflects the impact of substantially higher sales, and specifically a more favorable end-market product mix, and the benefit of higher manufacturing volumes. Also contributing to the higher margins was the impact of the transition away from lower margin Computing products within Power Management and the impact of lower stock-based compensation expense. Additionally, gross profit in the first quarter of fiscal year 2011 was negatively impacted by the sale of inventory acquired as part of the acquisition of Sierra Monolithics Inc. (“SMI”).

Operating Costs and Expenses.

(dollars in thousands)	Three Months Ended
	May 1, 2011		May 2, 2010		Change
Selling, general and administrative	$26,705	56%	$26,351	60%	1%
Product development and engineering	18,525	39%	15,303	35%	21%
Intangible amortization	2,102	5%	2,405	5%	-13%

Total operating costs and expenses	$47,332	100%	$44,059	100%	7%

Selling, General and Administrative Expenses.

Selling, general and administrative (“SG&A”) expenses in the first quarter of fiscal year 2012 were impacted by higher selling costs attributable to higher sales volumes and higher salary costs associated with an overall increase in personnel.

SG&A expenses for the first quarter of fiscal years 2012 and 2011 include approximately $131,000 and $1.6 million, respectively, for legal and other professional services incurred in connection with matters related to our historical stock option practices, including the related litigation, and other associated matters. These expenses also include claims for advancement of legal expenses to current and former directors, officers and employees. See Note 13 to our consolidated condensed financial statements included in Item 1 of this Quarterly Report for additional information regarding expenses related to the class action lawsuit and historical stock option matters.

Product Development and Engineering Expenses

The increase in product development and engineering expenses was principally driven by investments in new product and process development expenses across a majority of our product lines.

The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of revenue from non-recurring engineering services which are typically milestone based and recorded as an off-set to product development and engineering expense.

Intangible Amortization

Intangible amortization reflects amortization costs associated with acquired intangibles. The decrease reflects the impact of certain intangibles that have been fully amortized.

Interest and Other, Net

Interest and other netted to an expense of $440,000 in the first quarter of fiscal year 2012 compared to income of $197,000 in the first quarter of fiscal year 2011. The net expense resulted from higher losses related to foreign currency transactions due to the weakening of the U.S. dollar, partially offset by a modest increase in interest income due to higher investment balances.

Provision for Taxes

Provision for income taxes was $3.5 million for the first quarter of fiscal year 2012, compared to $2.4 million in the first quarter of fiscal year 2011. The effective tax rates for the first quarter of fiscal years 2012 and 2011 were 13% and 18%, respectively.

As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Business Outlook

On May 25, 2011, we announced our outlook for the second quarter of fiscal year 2012. At that time, we expected sequential revenue to be up approximately 4% to 7% from the first quarter in line with normal seasonality and we expected earnings per diluted share of approximately $0.38 to $0.40. Refer to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on May 25, 2011 for the complete announcement.

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

As of May 1, 2011, our total shareholders’ equity was $574.9 million. At that date we also had approximately $264.4 million in cash and short-term investments, as well as $11.9 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative three month periods are presented below:

(in millions)	Three Months Ended
	May 1, 2011	May 2, 2010
Sources of Cash
Operating activities, including changes in working capital	$6.3	$8.2
Proceeds from exercise of compensatory stock plans, including tax benefits	19.6	5.3

	$25.9	$13.5

Uses of Cash
Capital expenditures, net of sale proceeds	$(7.5)	$(4.5)
Net increase in investments	(2.4)	(34.8)
Repurchase of outstanding common stock	(0.4)	(0.4)

	$(10.3)	$(39.7)

Net increase (decrease) in cash and cash equivalents	$15.6	$(26.2)

We incur significant expenditures in order to fund the development, design, and manufacture of new products. We intend to continue to focus on those areas that have shown potential for viable and profitable market opportunities, which may require additional investment in equipment and the hiring of additional design and application engineers aimed at developing new products. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by our operations and our existing cash balances.

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of May 1, 2011, our foreign subsidiaries held approximately $210.2 million of cash, cash equivalents, and short-term investments compared to $165.7 million at January 30, 2011. If we needed these funds for investment in domestic operations, any repatriation could result in increased tax liabilities.

One of our primary goals is to improve the cash flows from our existing business activities. Our cash, cash equivalents and investments, when combined with the lack of any outstanding debt obligations, give us the flexibility to use our free cash flow to return value to shareholders (in the form of stock repurchases) and also pursue business improvement opportunities.

Additionally, we will continue to seek to maintain and improve our existing business performance with capital expenditures and, potentially, acquisitions that meet our rate of return requirements. Acquisitions might be made for either cash or stock consideration, or a combination of both.

Operating Activities

Net cash provided by operating activities is primarily due to net income adjusted for non-cash items plus fluctuations in operating assets and liabilities. Non-cash adjustments include deferred income taxes, stock-based compensation expense, depreciation, amortization of intangible assets, tax benefits from stock-based awards and gain or loss from sale of property, plant and equipment, if any.

Depreciation and amortization expense was $4.3 million and $3.9 million for the first quarter of fiscal years 2012 and 2011, respectively. The increase is primarily attributable to the increase in capital expenditures in fiscal year 2011 to support the growth of the business.

Changes in operating assets and liabilities used cash on a net basis in the first quarter of fiscal year 2012, driven primarily by the following:

•	Inventory increased by $2.4 million to support higher levels of product demand.

•	Prepaid expenses and other assets increased by $1.2 million primarily due to the payment of annual insurance premiums.

•	Accrued liabilities decreased by $29.0 million primarily due to the $20 million payment related to the stock option litigation settlement and the payment of annual bonuses earned in fiscal year 2011.

•	Accounts payable increased by $3.9 million due to higher operating expenses and capital expenditures required to support the overall increase in revenue and related business activities.

Investing Activities

Cash used for investing activities is primarily attributable to capital expenditures and purchases of investments net of proceeds from the sales/maturities of investments.

Capital expenditures, net of sales proceeds were $7.5 million for the first three months of fiscal year 2012 compared to $4.5 million for the first three months of fiscal year 2011. The increase in capital expenditures was primarily to maintain and expand our test capacity, to support engineering and manufacturing functions and to improve our various facilities.

Financing Activities

Cash provided by financing activities is primarily attributable to the proceeds from the exercise of stock options. These proceeds were offset by the payment of statutory tax withholding obligations resulting from the vesting of restricted stock settled by withholding shares.

In the first quarter of fiscal year 2012, cash proceeds from the exercise of stock options were $18.5 million compared to $5.1 million in the first quarter of fiscal year 2011.

We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock awards. Such proceeds are difficult to forecast since they are influenced by several factors which are outside our control. We believe that such proceeds will remain an important secondary source of cash after cash flow from operating activities. However, our business plans do not include estimates of cash receipts upon exercise of stock options.

We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. No shares were repurchased in the first quarter of fiscal years 2012 or 2011.

In addition to the stock repurchase program, shares valued at $450,000 and $376,000 were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the first quarter of fiscal years 2012 and 2011, respectively.

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

Certain contractual obligations, representing various commitments we have associated with our business, such as lease commitments and open purchase obligations, are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of May 1, 2011.

Contractual Obligations

There were no material changes in our contractual obligations during the first three months of fiscal year 2012 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 filed with the SEC on March 31, 2011.

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

We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for fiscal year 2011 that ended on January 30, 2011 filed with the SEC on March 31, 2011. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the fiscal quarter ended May 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information about legal proceedings is set forth in Note 11 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A.	Risk Factors

You should carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 filed with the SEC on March 31, 2011. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

Other than the addition of the risk factor below, the risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 filed with the SEC on March 31, 2011. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for a discussion of certain factors that may affect our future performance.

We may be subject to taxation in other jurisdictions which could negatively affect our operations

As a global organization, we may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. In May 2011, we were informed that the taxation authorities in Korea were auditing our branch activities in Korea for tax years 2006 through 2010. While no specific audit issues have been formally communicated to us at this time, the taxation authorities in Korea may take the position that we carried on business in Korea from a “permanent establishment” during the years in question and should therefore be taxed on the income attributable to the permanent establishment. We are of the view that no permanent establishment is at hand in Korea and no reserve for an uncertain tax position has been recorded for this matter. If our Korean branch or any of our non-U.S. activities were treated as carrying on business as a permanent establishment, our results of operations could be materially adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the first quarter of fiscal year 2012.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2012.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2011 (01/31/11-02/27/11)	—	$—	—	$13.7 million
March 2011 (02/28/11-03/27/11)	—	$—	—	$13.7 million
April 2011 (03/28/11-05/01/11)	—	$—	—	$13.7 million

Total activity	—		—

(1)	On March 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time through negotiated or open market transactions. This stock repurchase program does not have an expiration date.
(2)	The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Amended and Restated Semtech Corporation Executive Change in Control Retention Plan	Filed herewith

10.2	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.3 to our Current Report on Form 8-K filed on July 1, 2008

10.3	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Stock Unit Award Agreement for Non-Employee Directors	Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2008

10.4	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Stock Unit Award Agreement for Employees	Exhibit 10.5 to our Current Report on Form 8-K filed on July 1, 2008

10.5	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Employees	Filed herewith

10.6	Semtech Corporation Director Stock Ownership Guidelines	Exhibit 10.7 to our Current Report on Form 8-K filed on July 1, 2008

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 is being furnished and shall not be deemed “filed”)	Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed “filed”)	Filed herewith

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: June 10, 2011	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran Chief Executive Officer

Date: June 10, 2011	/s/ Emeka N. Chukwu
Emeka N. Chukwu Vice President Finance, Chief Financial Officer