Form 10-Q
period 2011-07-31
SEMTECH CORP
filed 2011-09-09
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at September 1, 2011: 66,284,462

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net sales	$130,254	$113,227	$252,625	$215,107
Cost of sales	51,534	45,795	100,051	90,628

Gross profit	78,720	67,432	152,574	124,479

Operating costs and expenses:
Selling, general and administrative	22,481	24,915	49,186	51,266
Product development and engineering	22,228	17,404	40,753	32,707
Intangible amortization	2,103	2,405	4,205	4,810

Total operating costs and expenses	46,812	44,724	94,144	88,783

Operating income	31,908	22,708	58,430	35,696

Interest and other (expense) income, net	(117)	308	(557)	505

Income before taxes	31,791	23,016	57,873	36,201
Provision for taxes	4,653	3,354	8,153	5,737

Net Income	$27,138	$19,662	$49,720	$30,464

Earnings per share:
Basic	$0.41	$0.32	$0.76	$0.49
Diluted	$0.40	$0.31	$0.74	$0.48
Weighted average number of shares used in computing earnings per share:
Basic	65,547	61,933	65,050	61,679
Diluted	68,186	63,552	67,638	63,264

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2011	January 30, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,589	$119,019
Temporary investments	141,937	112,237
Accounts receivables, less allowances of $4,780 at July 31, 2011 and $4,597 at January 30, 2011	51,303	50,610
Inventories	49,203	47,719
Deferred tax assets	13,369	13,369
Other current assets	10,527	10,744

Total current assets	406,928	353,698
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $81,748 at July 31, 2011 and $77,243 at January 30, 2011	68,096	56,778
Investments, maturities in excess of 1 year	31,082	27,086
Goodwill	129,651	129,651
Other intangibles, net	70,618	74,823
Other assets	23,514	17,907

TOTAL ASSETS	$729,889	$659,943

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,088	$29,629
Accrued liabilities	27,303	55,842
Deferred revenue	5,702	5,020
Deferred tax liabilities	3,334	3,334

Total current liabilities	70,427	93,825
Non-current liabilities:
Deferred tax liabilities	15,262	11,120
Other long-term liabilities	26,069	26,383
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,882,908 outstanding on July 31, 2011 and 78,136,144 issued and 63,927,740 outstanding on January 30, 2011	785	785
Treasury stock, at cost, 12,253,236 shares as of July 31, 2011 and 14,208,404 shares as of January 30, 2011	(198,763)	(232,267)
Additional paid-in capital	358,471	352,078
Retained earnings	456,996	407,276
Accumulated other comprehensive income	642	743

Total stockholders’ equity	618,131	528,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$729,889	$659,943

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 31 2011	August 1, 2010
Cash flows from operating activities:
Net income	$49,720	$30,464
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,811	7,855
Deferred income taxes	6,239	1,572
Stock-based compensation	12,108	15,506
Excess tax benefits on stock based compensation	(1,719)	(233)
Loss on disposition of property, plant and equipment	7	63
Changes in assets and liabilities:
Receivables, net	(693)	(17,846)
Inventories	(1,526)	(3,079)
Prepaid expenses and other assets	(7,409)	(8,762)
Accounts payable	4,459	9,303
Accrued liabilities	(30,869)	(283)
Deferred revenue	682	660
Income taxes payable and prepaid taxes	341	(844)
Other liabilities	435	652

Net cash provided by operations	40,586	35,028

Cash flows from investing activities:
Purchase of available-for-sale investments	(83,830)	(81,895)
Proceeds from sales and maturities of available-for-sale investments	50,004	48,268
Proceeds from sale of property, plant and equipment	5	51
Purchases of property, plant and equipment	(15,259)	(10,342)

Net cash used in investing activities	(49,080)	(43,918)

Cash flows from financing activities:
Excess tax benefits on stock based compensation	1,719	233
Proceeds from issuance of common stock	28,896	7,379
Repurchase of outstanding common stock	(551)	(1,402)

Net cash provided by financing activities	30,064	6,210

Net increase (decrease) in cash and cash equivalents	21,570	(2,680)
Cash and cash equivalents at beginning of period	119,019	80,598

Cash and cash equivalents at end of period	$140,589	$77,918

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

Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The second quarter of fiscal years 2012 and 2011 each consisted of 13 weeks.

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

Reclassification

Certain amounts disclosed in the notes to the consolidated financial statements for the six months ended August 1, 2010, were reclassified to conform to the presentation used for the six months ended July 31, 2011.

Subsequent to the issuance of its October 31, 2010 unaudited consolidated financial statements, the Company determined that certain time deposits with original maturities ranging from six, nine, and twelve months should have been classified as Temporary Investments instead of Cash and Cash Equivalents on the Company’s Balance Sheets. As of August 1, 2010, the reclassification between these two current balance sheet captions totaled $28 million.

As reported in the Company’s Form 10-K for the year ended January 30, 2011, the Company did not include the cash flows from the purchase and maturities of these time deposits under the “cash flows from investing activities” section of the statement of cash flows. Reporting purchases and maturities on a gross basis, after reclassification, the Company’s purchases of available-for-sale investments increased from $54 million to $82 million for the six-months ended August 1, 2010. There were no maturities during this interim period. Overall, the reclassification caused net cash used in investing activities to increase from $16 million to $44 million for the six-month period ended August 1, 2010.

The reclassification did not have any impact on the Company’s income for the interim periods within fiscal year 2011 or the trend of earnings. Cash flows from operating activities and cash flows used by financing activities for the six-months ended August 1, 2010 are unaffected by the reclassification. Also, the reclassification has no effect on balance sheet subtotals such as current assets and total assets at August 1, 2010. Taking into consideration both quantitative and qualitative factors, the Company determined that the reclassification is not material to the Company’s balance sheet and statement of cash flows for the respective prior interim periods and therefore the Company has not restated previously issued interim financial statements.

Note 2: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net income	$27,138	$19,662	$49,720	$30,464
Change in net unrealized holding (loss) gain on available-for-sale investments	(64)	94	(101)	26

Total comprehensive income	$27,074	$19,756	$49,619	$30,490

Gain (loss) realized upon reclassification from Comprehensive Income	$—	$—	$—	$—

Note 3: Earnings per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net income	$27,138	$19,662	$49,720	$30,464

Weighted average shares outstanding - basic	65,547	61,933	65,050	61,679
Dilutive effect of employee equity incentive plans	2,639	1,619	2,588	1,585

Weighted average shares outstanding - diluted	68,186	63,552	67,638	63,264

Basic earnings per common share	$0.41	$0.32	$0.76	$0.49
Diluted earnings per common share	$0.40	$0.31	$0.74	$0.48

Anti-dilutive shares not included in the above calculations	492	3,529	666	3,745

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

Note 4: Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed when a substantive milestone is achieved. The product design and engineering recovery, when recognized, will be reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts.

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

Note 5: Stock-Based Compensation

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the consolidated condensed statements of operations for the three and six month periods ended July 31, 2011 and August 1, 2010, respectively.

Allocation of Stock-based Compensation

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Cost of sales	$195	$646	$474	$1,172
Selling, general and administrative	2,666	4,702	8,284	10,306
Product development and engineering	1,760	1,858	3,350	4,028

Stock-based compensation, pre-tax	$4,621	$7,206	$12,108	$15,506

Net change in stock-based compensation capitalized into inventory	$42	$61	$(42)	$(89)

Share-based Payment Arrangements. The Company has various equity award plans (the “Plans”) that provide for granting stock-based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several forms of stock-based compensation. As of July 31, 2011, the Company has granted stock options (“Options”) and restricted stock under the Plans and has also issued stock-based compensation outside of the Plans, including Options and restricted stock issued as inducements to join the Company.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms. The Company uses the Black-Scholes pricing model to value Options. For awards classified as equity, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s or director’s requisite service period. For awards classified as liabilities, stock-based compensation cost is measured at fair value at each reporting date until the date of settlement, and is recognized as an expense over the employee’s or director’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Expected lives, in years	4.4 - 4.7	5.0	4.4 - 4.7	5.0
Estimated volatility	41%	40%	40% - 41%	40%
Dividend yield	—	—	—	—
Risk-free interest rate	1.6% - 1.65%	1.8% - 2.1%	1.6% - 1.8%	1.8% - 2.3%
Weighted average fair value on grant date	$10.09	$6.46	$8.54	$6.39

The estimated fair value of restricted stock was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock awarded in fiscal year 2012 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on July 31, 2011.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for stock option awards during the first six months of fiscal year 2012 is presented below:

Information regarding outstanding stock option awards

(in thousands, except per share amounts)	Shares	Weighted average exercise price (per share)	Weighted average grant date fair value (per share)	Aggregate intrinsic value	Aggregate unrecognized compensation	Number of shares exercisable	Weighted average contractual term (years)
Outstanding as of January 30, 2011	6,622	$16.84		$35,492	$7,067	5,160
Granted	257	24.12	$8.54
Exercised	(1,744)	17.14
Cancelled/forfeited	(86)	24.04

Outstanding as of July 31, 2011	5,049	$16.99		$33,367	$6,865	3,721

Exercisable as of July 31, 2011	3,721	$16.93		$25,023			2.54

Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as compensation expense over the requisite vesting period (typically 3-4 years). A summary of the activity for restricted stock awards for the first six months of fiscal year 2012 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 30, 2011	135	$14.44		$984	0.8
Granted	—
Vested	(71)	13.82	$1,725
Forfeited	(6)	15.78

July 31, 2011	58	$15.06		$431	0.5

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.

Performance Unit Awards. The Company grants performance vested RSUs to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that can be earned in the aggregate is 960,400. In this scenario, the maximum number of shares that could be issued thereunder would be 527,700 and the Company would have a liability accrued in the Consolidated Balance Sheet equal to the value of 432,700 shares on the settlement date, which would be settled in cash. At July 31, 2011, the performance metrics associated with the awards issued in fiscal years 2012, 2011 and 2010 are expected to be met at a level which would result in a grant at 100%, 200%, and 200% of target, respectively. The following table summarizes performance unit award activity during the first six months of fiscal year 2012:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per share)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
(in thousands, except for per share amount)	Total Units	Units	Units	Recorded Liability
January 30, 2011	556	326	230	$3,924.9	$14.26	$7,971	1.0
Granted	117	59	58		23.33
Vested	(123)	(62)	(61)		13.15
Cancelled/forfeited	(22)	(11)	(11)		13.15
Change in liability				310.3

July 31, 2011	528	312	216	$4,235.2	$16.57	$8,191	1.3

Stock Unit Awards, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years). The following table summarizes stock unit award activity for the first six months of fiscal year 2012:

(in thousands, except per share price)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
January 30, 2011	2,058	$16.70		$29,763	2.7
Granted	324	24.45
Vested	(205)	15.66	$5,099
Forfeited	(43)	17.39

July 31, 2011	2,134	$17.96		$31,281	2.4

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.

Stock Unit Awards, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These RSUs are accounted for as liabilities and accrued in the consolidated balance sheets because they are cash settled. The value of these awards is re-measured at each reporting period until settlement, which typically occurs upon the director’s separation from service. Vested awards and the pro-rata vested portion of unvested awards are recognized as a liability. These awards vest after one year of service. The following table summarizes stock unit award activity for the first six months of fiscal year 2012:

(in thousands, except per share price)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
January 30, 2011	30	$3,324.4	$16.43	$140	0.2
Granted	18		$27.60
Vested	(30)		$16.43
Forfeited	—
Change in Liability		(320.8)

July 31, 2011	18	$3,003.6	$27.60	$379	0.9

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

The following table summarizes the Company’s investments as of July 31, 2011 and January 30, 2011:

	July 31, 2011			January 30, 2011
(in thousands)	Market Value	Adjusted Cost Basis	Unrealized Gain	Market Value	Adjusted Cost Basis	Unrealized Gain
Agency securities	$53,363	$53,302	$61	$54,747	$54,658	$89
Corporate issues	13,656	13,536	120	16,576	16,354	222
Bank time deposits	106,000	106,000	—	68,000	68,000	—

Total investments	$173,019	$172,838	$181	$139,323	$139,012	$311

Agency securities are specific securities that are issued by United States government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.

The following table summarizes the maturities of the Company’s investments at July 31, 2011 and January 30, 2011:

	July 31, 2011		January 30, 2011
(in thousands)	Market Value	Adjusted Cost Basis	Market Value	Adjusted Cost Basis
Within 1 year	$141,937	$141,760	$112,237	$112,077
After 1 year through 5 years	31,082	31,078	27,086	26,935

Total investments	$173,019	$172,838	$139,323	$139,012

Unrealized gains (losses) are the result of fluctuations in the market value of the Company’s investments and are included in “Accumulated other comprehensive income” on the consolidated condensed balance sheets. The following table summarizes unrealized gains (losses) in addition to the tax associated with these comprehensive income items:

	Three months ended		Six months ended
(in thousands)	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Unrealized (loss) gain, net of tax	$(64)	$94	$(101)	$26
Increase (decrease) to deferred tax liability	(19)	20	(29)	(5)

The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three months ended		Six months ended
(in thousands)	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Interest income	$277	$279	$581	$503

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

Available-for-sale securities included in Level 1 are valued using closing price for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent service (the “Service”), which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service gathers observable inputs for all of our fixed income securities from a variety of industry data providers, for example, large custodial institutions and other third-party sources. Once the observable inputs are gathered by the Service, all data points are considered and an average price is determined. The Service’s providers utilize a variety of inputs to determine their quoted prices. Substantially all of our available-for-sale investments are valued utilizing inputs obtained from the Service and accordingly are categorized as Level 2. We do not adjust the prices obtained from the Service.

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

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated condensed financial statements were based on the use of Level 2 inputs and consisted of the following:

	Fair Value as of July 31, 2011			Fair Value as of January 30, 2011
(in thousands)	Total	Quoted Prices in Active Markets for Identical (Level 1)	Observable Inputs Other than Level 1 (Level 2)	Total	Quoted Prices in Active Markets for Identical (Level 1)	Observable Inputs Other than Level 1 (Level 2)
Agency securities	$53,363		$53,363	$54,747		$54,747
Corporate issues	13,656		13,656	16,576		16,576
Bank time deposits	106,000	—	106,000	68,000	—	68,000

	$173,019	$—	$173,019	$139,323	$—	$139,323

The investment in bank time deposits and corporate commercial papers during the second quarter of fiscal year 2012 resulted in $173 million in financial assets measured at fair value on a recurring basis using Level 2 inputs.

The Company’s fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A/A2. The Company previously classified these investments as Level 1 because it did not make adjustments to the prices obtained from the Service. Since the Company values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, the Company began classifying all of its fixed income available-for-sale securities as Level 2 in the second quarter of fiscal year 2012. See Note 6 for more information regarding the Company’s available-for-sale investments.

Note 8: Inventories

Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

Inventories:

(in thousands)	July 31, 2011	January 30, 2011
Raw materials	$5,757	$5,070
Work in process	28,024	27,763
Finished goods	15,422	14,886

	$49,203	$47,719

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

The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying consolidated financial statements using Level 3 inputs. The Company concluded that there were no indicators of impairment as of July 31, 2011.

There were no changes to goodwill during the first six months of fiscal year 2012.

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

Intangible assets consisted of the following:

(in thousands)	Estimated Useful Life	Gross Carrying Amount		Accumulated Amortization		Net Book Value
		July 31, 2011	January 30, 2011	July 31, 2011	January 30, 2011	July 31, 2011	January 30, 2011
Core technologies	2-10 years	$65,900	$65,900	$(17,532)	$(14,006)	$48,368	$51,894
In-process research and development	Indefinite	12,370	12,370	—	—	12,370	12,370
Customer relationships	8-10 years	12,130	12,130	(2,250)	(1,571)	9,880	10,559

Total other intangibles		$90,400	$90,400	$(19,782)	$(15,577)	$70,618	$74,823

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

Amortization expense related to intangible assets is reported as “Intangible amortization” in the consolidated condensed statements of operations.

For the three month periods ended July 31, 2011 and August 1, 2010, amortization expense related to intangible assets was $2.1 million and $2.4 million, respectively. Amortization expense related to intangible assets for the six-month periods ended July 31, 2011 and August 1, 2010 was $4.2 million and $4.8 million, respectively.

Note 10: Taxes

The Company’s effective tax rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S.

The gross unrecognized tax benefits (before federal impact of state items) were $17.0 million at July 31, 2011 and January 30, 2011. Included in the balances of unrecognized tax benefits at July 31, 2011 and January 30, 2011, are $14.7 million of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions is reflected on the consolidated condensed balance sheets as follows:

(in thousands)	July 31, 2011	January 30, 2011
Accrued liabilities	$4,191	$4,191
Other long-term liabilities	10,548	10,548

Total accrued taxes	$14,739	$14,739

The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company had approximately $293,000 of net interest and penalties accrued at July 31, 2011 and January 30, 2011.

As of July 31, 2011, it was reasonably possible that the total amounts of unrecognized tax benefits would decrease by up to $4.5 million within twelve months as a result of statutes of limitations for the taxing authority to challenge the position expiring. If recognized, this decrease will impact the effective tax rate.

In the first quarter of fiscal year 2012, the Internal Revenue Service initiated an examination of the Company’s 2009 Federal tax return (fiscal year 2010) which is currently ongoing. Tax years prior to 2007 (fiscal year 2008) are generally not subject to examination by the Internal Revenue Service except for items with tax attributes that could impact open tax years. For state returns, the Company is generally not subject to income tax examinations for years prior to 2006 (fiscal year 2007).

The Company’s significant foreign tax presence is in Switzerland. The Company’s material Swiss tax filings have been examined through fiscal year 2009. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. In the second quarter of fiscal year 2011, Korean tax authorities completed an audit of the Company’s branch activities in Korea for tax years 2006 through 2010. The impact of this audit did not have a significant impact of the Company’s tax provision.

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

Class Action Lawsuit. In Re: Semtech Corporation Securities Litigation, United States District Court, Central District of California, Case No. 2:07-CV-07114-CAS, two separate purported class action lawsuits were filed against the Company and certain current and former officers in August and October 2007, on behalf of persons who purchased or acquired Company securities from dates in 2002 to July 2006. The cases alleged violations of Federal securities laws in connection with the Company’s past stock option practices. In February 2008, the Mississippi Public Employees’ Retirement System (“MPERS”) filed a motion in the United States District Court for the Central District of California for consolidation of the cases described above, appointment of MPERS as lead plaintiff, and approval of selection of counsel. The MPERS motion was granted in late March 2008, and a Consolidated Amended Class Action Complaint was filed in May 2008, initiating the consolidated action with MPERS as the lead plaintiff. In August, 2010, the Court issued its class certification order, certifying the plaintiff class as persons who acquired common stock of the Company between August 27, 2002 and July 19, 2006 (inclusive).

At a mediation meeting held on December 5, 2010, an agreement in principle to settle the class action litigation was reached. The Company agreed to pay $20 million to settle all claims in the litigation. As a result of this agreement, the Company recorded an additional charge of $10 million in fiscal year 2011 to increase its total accrued liability for this matter to $20 million. Payment in full of the $20 million settlement amount was made on April 14, 2011 into the applicable escrow account associated with the proposed settlement and preliminary Court approval of same was issued on April 11, 2011.

Final approval of the proposed settlement was issued by the Court on June 27, 2011, per the Court’s Final Judgment and Order of Dismissal (the “Final Judgment”). No class member opted out of or otherwise presented any objection to the proposed settlement prior to entry of the Final Judgment The Final Judgment fully resolves all claims against the Company, all current officers and directors of the Company named in the lawsuit, and certain former officers and directors of the Company named in the lawsuit. No parties admit any wrongdoing in connection with the entry of the Final Judgment. All claims asserted against the Company and the named defendants in connection with the subject litigation have been released and dismissed with prejudice as part of the Final Judgment. All related civil legal proceedings, including separate appellate proceedings (that had been stayed pending settlement discussions) involving certain matters relating to prospective evidentiary matters impacting trial proceedings, have also now been dismissed with prejudice.

Indemnification

The Company has entered into agreements with its current executive officers and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws contain comparable indemnification obligations with respect to the Company’s current directors and employees. Additionally, comparable indemnification agreements and obligations under the Certificate of Incorporation and Bylaws remain in effect for certain former executive officers and directors of the Company, rights under which are being claimed by certain former executives and former directors in relation to the Government Inquiries discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 and the Class Action Lawsuit discussed above. As a result of the settlement of the Class Action Lawsuit, and dismissal of the lawsuit per the Final Judgment and Order of Dismissal issued by the Court on June 27, 2011, the Company’s indemnification obligations and expenses in relation to the Class Action Lawsuit are now ended. Obligations in relation to the Government Inquiries will remain pending.

Product Warranties

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances the Company has agreed to other warranty terms, including some indemnification provisions. As a result of lower than anticipated field failures and a revised estimate of anticipated warranty claims, the Company reduced its warranty accrual with a corresponding offset to cost of sales. The table below summarizes changes in product warranty allowances included in accrued liabilities.

(in thousands)
Balance at January 30, 2011	$607
Current accruals	65
Accrual reversals	(444)
Settlements made (in cash or in kind) during period	—

Balance at July 31, 2011	$228

Note 12: Geographic Information and Concentration of Risk

The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

Net sales activity by geographic region is as follows:

Sales by Region

	Three Months Ended		Six Months Ended
(percentage of net sales)	July 31 2011	August 1, 2010	July 31 2011	August 1, 2010
North America	25%	24%	26%	25%
Asia-Pacific	62%	60%	61%	59%
Europe	13%	16%	13%	16%

	100%	100%	100%	100%

The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales:

	Three Months Ended		Six Months Ended
(percentage of total sales)	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
United States	22%	22%	23%	23%
China (including Hong Kong)	39%	32%	37%	31%
South Korea		12%		12%

Sales to South Korea did not exceed 10% in either interim period of fiscal year 2012.

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31 2011	August 1, 2010	July 31 2011	August 1, 2010
Domestic	$5,426	$3,557	$10,975	$(334)
Foreign	26,365	19,459	46,898	36,535

Total	$31,791	$23,016	$57,873	$36,201

Domestic income (loss) from continuing operations include amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

Concentration of Net Sales - Significant Customers

	Three Months Ended		Six Months Ended
(percentage of net sales)	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Samsung Electronics (and affiliates)	12%	12%	12%	13%
Frontek Technology Corp	11%	12%	11%	12%

Concentration of Accounts Receivable - Significant Customers

	Balance as of
(percentage of accounts receivable)	July 31, 2011	January 30 2011
Samsung Electronics (and affiliates)	11%	12%
Frontek Technology Corp	13%	12%

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

In the second quarter of fiscal years 2012 and 2011, respectively, approximately $55,000 and $1.1 million of legal expenses and liability accruals were recorded in relation to these matters.

For the first six months of fiscal years 2012 and 2011, respectively, approximately $186,000 and $2.7 million of legal expenses and liability accruals were recorded in relation to these matters.

All activity related to these matters is charged to “Selling, general and administrative” on the consolidated condensed statements of operations.

Note 14: Stock Repurchase Program; Treasury Shares

In the first quarter of fiscal year 2009, the Company announced that its Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date. On August 24, 2011 the Company announced a $36 million expansion of the 2008 Program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on August 24, 2011 for the complete announcement.

In addition to repurchase activity under the 2008 Program, the Company withholds shares from vested restricted stock to pay employee payroll and income tax withholding liabilities.

Summary of Repurchase and Withholding Activity

	Three Months Ended				Six Months Ended
(in thousands, except share data)	July 31, 2011		August 1, 2010		July 31, 2011		August 1, 2010
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Repurchases under the 2008 Program	—	$—	—	$—	—	$—	—	$—
Shares withheld from vested restricted shares	3,583	101	58,709	1,026	22,513	551	82,087	1,402

Total activity	3,583	$101	58,709	$1,026	22,513	$551	82,087	$1,402

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

Overview

We design, develop, manufacture and market high-performance analog and mixed signal semiconductor products. We operate and report our results in one reportable segment. Our product lines include:

Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors (“TVS”). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge generated by the human body, can permanently damage voltage-sensitive components. Our portfolio includes filter and termination devices that can be sold as a complement to TVS devices. Our protection products feature low capacitance, providing robust protection while preserving signal integrity in high-speed voice and video interfaces and are low leakage, thus increasing battery life in electronic devices. Our protection products can be found in a broad range of applications including high-end consumer, computer, data-communications, telecommunications and industrial applications.

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

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the second quarter of fiscal years 2012 and 2011 represented 31% and 40% of net sales, respectively. Sales made directly to customers during the second quarter of fiscal years 2012 and 2011 were 53% and 53% of net sales, respectively. The remaining sales were made through independent distributors.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, United Kingdom, Hong Kong, Malaysia, Germany, Israel and Canada. For the second quarter of fiscal year 2012, approximately 58% of our silicon, in terms of cost of wafers purchased, was manufactured in China.

Foreign sales during the second quarter of fiscal year 2012 constituted approximately 78% of our net sales. Approximately 62% of sales during the second quarter of fiscal year 2012 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

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

Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed when a substantive milestone is achieved. The product design and engineering recovery, when recognized, will be reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts.

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or - returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of products using current standard costs. The deferred gross margin does not include any adjustments for sales returns. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2011 or the first six months of fiscal year 2012.

The following table summarizes the deferred net revenue balance:

Deferred net revenue
(in thousands)	July 31, 2011	January 30, 2011
Deferred revenues	$5,784	$6,369
Less: Deferred cost of revenues	(1,467)	(1,560)

Deferred revenues, net	$4,317	$4,809

Deferred product design and engineering recoveries	1,385	211

Total deferred revenue	$5,702	$5,020

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

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	39.6%	40.4%	39.6%	42.1%

Gross Profit	60.4%	59.6%	60.4%	57.9%
Operating costs and expenses:
Selling, general & administrative	17.3%	22.0%	19.5%	23.8%
Product development & engineering	17.1%	15.4%	16.1%	15.2%
Intangible amortization	1.6%	2.1%	1.7%	2.2%

Total operating costs and expenses	35.9%	39.5%	37.3%	41.3%

Operating income	24.5%	20.1%	23.1%	16.6%
Interest and other income, net	(0.1%)	0.3%	(0.2%)	0.2%

Income before taxes	24.4%	20.3%	22.9%	16.8%
Provision for taxes	3.6%	3.0%	3.2%	2.7%

Net income	20.8%	17.4%	19.7%	14.2%

Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Domestic	$5,426	$3,557	$10,975	$(334)
Foreign	26,365	19,459	46,898	36,535

Total	$31,791	$23,016	$57,873	$36,201

Domestic income (loss) from continuing operations include amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.

Comparison of the Three Months Ended July 31, 2011 and August 1, 2010

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The second quarter of fiscal years 2012 and 2011 were both 13-week periods.

Our estimates of sales by major end-market are detailed below:

	Three Months Ended
(dollars in thousands; % of net sales)	July 31, 2011		August 1, 2010
Computing	$11,094	8%	$11,086	10%
Communications	50,769	39%	40,941	36%
High-end Consumer (1)	45,287	35%	38,020	34%
Industrial	23,104	18%	23,180	20%

Total	$130,254	100%	$113,227	100%

(1)	Approximately $5.0 million and $4.9 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the second quarter of fiscal years 2012 and 2011, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales. Net sales for the second quarter of fiscal year 2012 were $130.3 million, an increase of 15% compared to $113.2 million for the second quarter of fiscal year 2011. The higher revenue in the current quarter resulted primarily from higher demand for products in the communications and high-end consumer end-markets.

Gross Profit. During the second quarter of fiscal year 2012, gross profit increased to $78.7 million from $67.4 million in the second quarter of fiscal year 2011. Gross profit margins increased to 60.4% in the second quarter of fiscal year 2012 from 59.6% in the second quarter of fiscal year 2011. This increase in gross profit reflects the impact of substantially higher sales and the benefit of higher manufacturing volumes. Also contributing to the higher margins was the impact of the transition away from lower margin computing products within our Power Management business and the impact of lower stock-based compensation expense.

Operating Costs and Expenses.

	Three Months Ended
(dollars in thousands)	July 31, 2011		August 1, 2010		Change
Selling, general and administrative	$22,481	48%	$24,915	56%	-10%
Product development and engineering	22,228	47%	17,404	39%	28%
Intangible amortization	2,103	5%	2,405	5%	-13%

Total operating costs and expenses	$46,812	100%	$44,724	100%	5%

Selling, General and Administrative Expenses.

Selling, general and administrative (“SG&A”) expenses in the second quarter of fiscal year 2012 were lower than the second quarter of fiscal year 2011 driven primarily by lower stock-based compensation expense.

SG&A expenses for the second quarter of fiscal years 2012 and 2011 include approximately $55,000 and $1.1 million, respectively, for legal and other professional services incurred in connection with matters related to our historical stock option practices, including the related litigation, and other associated matters. These expenses also include claims for advancement of legal expenses to current and former directors, officers and employees. See Note 13 to our consolidated condensed financial statements included in Item 1 of this Quarterly Report for additional information regarding expenses related to the class action lawsuit and historical stock option matters.

Product Development and Engineering Expenses

The increase in product development and engineering expenses was principally driven by the timing of recoveries from non-recurring engineering services, investments in new product and process development expenses and higher salary costs associated with an overall increase in personnel.

The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically milestone based and recorded as a reduction product development and engineering expense.

Intangible Amortization

Intangible amortization reflects amortization costs associated with acquired intangibles, was $2.1 million and $2.4 million in the second quarter of fiscal years 2012 and 2011, respectively. The decrease reflects the impact of certain intangibles that have been fully amortized.

Interest and Other, Net

Interest and other netted to an expense of $117,000 in the second quarter of fiscal year 2012 compared to income of $308,000 in the second quarter of fiscal year 2011. The decrease resulted from higher losses related to foreign currency transactions due to the weakening of the U.S dollars in the second quarter of fiscal year 2012.

Provision for Taxes

Provision for income taxes was $4.7 million for the second quarter of fiscal year 2012, compared to $3.4 million in the second quarter of fiscal year 2011. The effective tax rates for the second quarter of fiscal years 2012 and 2011 were 15%. Our effective tax rates for these periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S.

As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

In the second quarter of fiscal year 2012, a discrete item was recorded to reflect additional income tax liability resulting from a foreign audit which was initiated and closed this quarter. This amount did not materially impact the provision for income taxes.

Comparison of the Six Months Ended July 31, 2011 and August 1, 2010

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first six months of fiscal years 2012 and 2011 were both 26-week periods.

Our estimates of sales by major end-market are detailed below:

	Six Months Ended
(dollars in thousands; % of net sales)	July 31, 2011		August 1, 2010
Computing	$21,366	8%	$22,319	10%
Communications	100,661	40%	75,437	35%
High-end Consumer (1)	85,669	34%	72,600	34%
Industrial	44,929	18%	44,751	21%

Total	$252,625	100%	$215,107	100%

(2)	Approximately $8.4 million and $9.9 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first six months of fiscal years 2012 and 2011, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales. Net sales for the first six months of fiscal year 2012 were $252.6 million, an increase of 17% compared to $215.1 million for the first six months of fiscal year 2011. The higher revenue in the current quarter resulted primarily from higher demand for products in the communications and high-end consumer end-markets.

Gross Profit. During the first six months of fiscal year 2012, gross profit increased to $152.6 million from $124.5 million in the first six months of fiscal year 2011. Gross profit margins increased to 60.4% in the first six months of fiscal year 2012 from 57.9% in the first six months of fiscal year 2011. This increase in gross profit reflects the impact of substantially higher sales, and specifically a more favorable end-market product mix, and the benefit of higher manufacturing volumes. Also contributing to the higher margins was the impact of the transition away from lower margin computing products within our Power Management business and the impact of lower stock-based compensation expense.

Operating Costs and Expenses.

	Six Months Ended
(dollars in thousands)	July 31, 2011		August 1, 2010		Change
Selling, general and administrative	$49,186	52%	$51,266	58%	-4%
Product development and engineering	40,753	43%	32,707	37%	25%
Intangible amortization	4,205	5%	4,810	5%	-13%

Total operating costs and expenses	$94,144	100%	$88,783	100%	6%

Selling, General and Administrative Expenses.

Selling, general and administrative (“SG&A”) expenses in the first six months of fiscal year 2012 were lower than the first six months of fiscal year 2011 driven primarily by lower stock-based compensation expense.

SG&A expenses for the first six months of fiscal years 2012 and 2011 include approximately $186,000 and $2.7 million, respectively, for legal and other professional services incurred in connection with matters related to our historical stock option practices, including the related litigation, and other associated matters. These expenses also include claims for advancement of legal expenses to current and former directors, officers and employees. See Note 13 to our consolidated condensed financial statements included in Item 1 of this Quarterly Report for additional information regarding expenses related to the class action lawsuit and historical stock option matters.

Product Development and Engineering Expenses

The increase in product development and engineering expenses was principally driven by the timing of recoveries from non-recurring engineering services, investments in new product and process development expenses and higher salary costs associated with an overall increase in personnel.

The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically milestone based and recorded as a reduction to product development and engineering expense.

Intangible Amortization

Intangible amortization reflects amortization costs associated with acquired intangibles, was $4.2 million and $4.8 million in the first six months of fiscal years 2012 and 2011, respectively. The decrease reflects the impact of certain intangibles that have been fully amortized.

Interest and Other, Net

Interest and other netted to an expense of $557,000 in the first six months of fiscal year 2012 compared to income of $505,000 in the first six months of fiscal year 2011. This decrease is attributable to a $1.1 million foreign currency loss in the first six months of fiscal year 2012, compared to a nominal gain in the first six months of fiscal year 2011.

Provision for Taxes

Provision for income taxes was $8.2 million for the first six months of fiscal year 2012, compared to $5.7 million for the first six months of fiscal year 2011. The effective tax rates for the first six months of fiscal years 2012 and 2011 were 14% and 16%, respectively. Our effective tax rates for these periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S.

As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

In the second quarter of fiscal year 2012, a discrete item was recorded to reflect additional income tax liability resulting from a foreign audit which was initiated and closed this quarter. This amount did not materially impact the provision for income taxes.

Business Outlook

On August 24, 2011, we announced our outlook for the third quarter of fiscal year 2012. At that time, we expected sequential revenue to be down approximately 2% to 8% from the second quarter and we expected earnings per diluted share of approximately $0.34 to $0.38. Refer to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on August 24, 2011 for the complete announcement.

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

As of July 31, 2011, our total shareholders’ equity was $618.1 million. At that date we also had approximately $282.5 million in cash and short-term investments, as well as $31.1 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the prior fiscal year are presented below:

	Six Months Ended
(in millions)	July 31, 2011	August 1, 2010
Sources of Cash
Operating activities	$40.6	$35.0
Proceeds from exercise of stock options including tax benefits	30.6	7.6

	$71.2	$42.6

Uses of Cash
Capital expenditures, net of sale proceeds	$(15.3)	$(10.3)
Net increase in investments	(33.8)	(33.6)
Repurchase of common stock	(0.5)	(1.4)

	$(49.6)	$(45.3)

Net increase in cash and cash equivalents	$21.6	$(2.7)

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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of July 31, 2011, our foreign subsidiaries held approximately $211.1 million of cash, cash equivalents, and short-term investments compared to $165.7 million at January 30, 2011. If we needed these funds for investment in domestic operations, any repatriation could result in increased tax liabilities.

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

Investing Activities

Cash used for investing activities is primarily attributable to capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.

Capital expenditures were $15.3 million for the first six months of fiscal year 2012 compared to $10.3 million for the first six months of fiscal year 2011. The increase in capital expenditures was primarily to maintain and expand our test capacity, support engineering and manufacturing functions, and improve our various facilities.

Financing Activities

Cash provided by financing activities is primarily attributable to the following: proceeds from the exercise of stock options offset by the repurchase of common stock under the Company’s stock repurchase program and the payment of statutory tax withholding obligations resulting from the vesting of restricted stock settled by withholding shares.

For the first six months of fiscal year 2012, cash proceeds from the exercise of stock options were $28.9 million compared to $7.4 million in fiscal year 2011.

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

We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. No shares were repurchased in the first six months of fiscal year 2012 or 2011. On August 24, 2011 we announced a $36 million expansion of our existing stock repurchase program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on August 24, 2011 for the complete announcement.

In addition to the stock repurchase program, shares valued at $551,000 and $1.4 million were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the first six months of fiscal years 2012 and 2011, respectively.

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

Certain contractual obligations, representing various commitments we have associated with our business, such as lease commitments and open purchase obligations, are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of July 31, 2011.

Contractual Obligations

There were no material changes in our contractual obligations during the first six months of fiscal year 2012 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 filed with the SEC on March 31, 2011.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the fiscal quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be subject to taxation in other jurisdictions which could negatively affect our operations

As a global organization, we may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. If certain of our non-U.S. activities were treated as carrying on business as a permanent establishment and therefore subject to income tax in such jurisdiction, our results of operations could be materially adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the second quarter of fiscal year 2012.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by us of shares of our common stock during the second quarter of fiscal year 2012.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2011 (05/02/11-05/29/11)	—	$—	—	$13.7 million
June 2011 (05/30/11-06/26/11)	—	$—	—	$13.7 million
July 2011 (06/27/11-07/31/11)	—	$—	—	$13.7 million

Total activity	—		—

(1)	On March 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time through negotiated or open market transactions (“2008 Program”). This stock repurchase program does not have an expiration date. On August 24, 2011 we announced a $36 million expansion of the 2008 Program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on August 24, 2011 for the complete announcement.
(2)	The table does not include shares surrendered to us or withheld in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us or withheld to cover tax liabilities upon vesting of restricted stock.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Semtech Nonqualified Executive Compensation Plan Adoption Agreement and Plan Document, as amended and restated effective October 12, 2007	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 is being furnished and shall not be deemed “filed”)	Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed “filed”)	Filed herewith

XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: September 9, 2011	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran Chief Executive Officer

Date: September 9, 2011	/s/ Emeka N. Chukwu
Emeka N. Chukwu Vice President Finance, Chief Financial Officer