Form 10-Q/A
period 2011-07-31
SEMTECH CORP
filed 2011-09-30
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2011 (the Form 10-Q), as filed with the Securities and Exchange Commission on September 9, 2011, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Company’s Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Condensed Statements of Operations for the Three and Six Months Ended July 31, 2011 and August 1, 2010, (ii) the unaudited Consolidated Condensed Balance Sheets as of July 31, 2011 and audited Consolidated Condensed Balance Sheets as of January 30, 2011, (iii) the unaudited Consolidated Condensed Statements of Cash Flows for the Six Months Ended July 31, 2011 and August 1, 2010, and (iv) the unaudited Notes to Consolidated Condensed Financial Statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Semtech Nonqualified Executive Compensation Plan Adoption Agreement and Plan Document, as amended and restated effective October 12, 2007	Previously filed on Form 10-Q for the quarterly period ended July 31, 2011

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Previously filed on Form 10-Q for the quarterly period ended July 31, 2011

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Previously filed on Form 10-Q for the quarterly period ended July 31, 2011

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 is being furnished and shall not be deemed “filed”)	Previously filed on Form 10-Q for the quarterly period ended July 31, 2011

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed “filed”)	Previously filed on Form 10-Q for the quarterly period ended July 31, 2011

101.INS	XBRL Instance Document*	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document*	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	Filed herewith

101.DEF	XBRL Taxonomy Extension Defintion Linkbase Document*	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	Filed herewith

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: September 30, 2011	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
Chief Executive Officer

Date: September 30, 2011	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Vice President Finance, Chief Financial Officer