Form 10-Q
period 2011-10-30
SEMTECH CORP
filed 2011-12-09
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2011

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at December 1, 2011: 65,090,975

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net sales	$123,944	$123,125	$376,569	$338,232
Cost of sales	50,537	49,304	150,588	139,932

Gross profit	73,407	73,821	225,981	198,300

Operating costs and expenses:
Selling, general and administrative	25,110	35,501	74,296	86,767
Product development and engineering	20,489	18,400	61,242	51,107
Intangible amortization and impairments	4,573	2,406	8,778	7,216

Total operating costs and expenses	50,172	56,307	144,316	145,090

Operating income	23,235	17,514	81,665	53,210

Interest and other income, net	729	3	172	508

Income before taxes	23,964	17,517	81,837	53,718
Provision for taxes (benefits)	(3,015)	1,412	5,138	7,149

Net Income	$26,979	$16,105	$76,699	$46,569

Earnings per share:
Basic	$0.41	$0.26	$1.18	$0.75
Diluted	$0.40	$0.25	$1.14	$0.73
Weighted average number of shares used in computing earnings per share:
Basic	65,440	62,493	65,180	61,950
Diluted	67,314	64,555	67,539	63,723

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	October 30, 2011	January 30, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,140	$119,019
Temporary investments	109,006	112,237
Accounts receivable, less allowances of $5,472 at October 30, 2011 and $4,597 at January 30, 2011	59,614	50,610
Inventories	47,152	47,719
Deferred tax assets	13,369	13,369
Other current assets	14,090	10,744

Total current assets	426,371	353,698
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $83,067 at October 30, 2011 and $77,243 at January 30, 2011	68,512	56,778
Investments, maturities in excess of 1 year	25,314	27,086
Goodwill	129,651	129,651
Other intangibles, net	68,945	74,823
Other assets	21,919	17,907

TOTAL ASSETS	$740,712	$659,943

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,599	$29,629
Accrued liabilities	26,155	55,842
Deferred revenue	4,623	5,020
Deferred tax liabilities	3,334	3,334

Total current liabilities	70,711	93,825
Non-current liabilities:
Deferred tax liabilities	18,889	11,120
Other long-term liabilities	25,728	26,383
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,210,126 outstanding on October 30, 2011 and 78,136,144 issued and 63,927,740 outstanding on January 30, 2011	785	785
Treasury stock, at cost, 12,926,018 shares as of October 30, 2011 and 14,208,404 shares as of January 30, 2011	(216,772)	(232,267)
Additional paid-in capital	356,819	352,078
Retained earnings	483,975	407,276
Accumulated other comprehensive income	577	743

Total stockholders’ equity	625,384	528,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$740,712	$659,943

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 30, 2011	October 31, 2010
Cash flows from operating activities:
Net income	$76,699	$46,569
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13,614	12,267
Deferred income taxes	5,209	1,909
Impairment of acquired intangible assets	2,470	—
Stock-based compensation	17,149	22,925
Excess tax benefits on stock based compensation	(2,327)	(281)
(Gain) loss on disposition of property, plant and equipment	(6)	69
Changes in assets and liabilities:
Accounts receivable, net	(9,004)	(27,748)
Inventories	560	(9,454)
Prepaid expenses and other assets	(8,115)	(3,051)
Accounts payable	6,579	12,630
Accrued liabilities	(27,629)	13,899
Deferred revenue	(397)	1,934
Income taxes payable and prepaid taxes	(881)	(9,271)
Other liabilities	(353)	2,209

Net cash provided by operations	73,568	64,606
Cash flows from investing activities:
Purchase of available-for-sale investments	(90,331)	(148,802)
Proceeds from sales and maturities of available-for-sale investments	95,122	84,961
Proceeds from sale of property, plant and equipment	18	76
Purchases of property, plant and equipment	(18,007)	(18,016)
Purchase of intangible assets	(3,000)	—

Net cash used in investing activities	(16,198)	(81,781)
Cash flows from financing activities:
Excess tax benefits on stock based compensation	2,327	281
Proceeds from issuance of common stock	35,005	22,218
Repurchase of outstanding common stock	(30,579)	(2,714)

Net cash provided by financing activities	6,753	19,785

Effect of foreign currency translation on cash and cash equivalents	(2)	1

Net increase in cash and cash equivalents	64,121	2,611
Cash and cash equivalents at beginning of period	119,019	80,598

Cash and cash equivalents at end of period	$183,140	$83,209

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

Computing: desktops, notebooks, servers, graphic boards, printers, and other computer peripherals

Communications: base stations, optical networks, switches and routers, wireless local area networks, and other communication infrastructure equipment

High-end consumer: handheld products, tablet computers, set-top boxes, digital televisions, digital video recorders and other consumer equipment

Industrial: automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, and other industrial equipment

Principles of Consolidation

The accompanying interim unaudited consolidated condensed financial statements of Semtech Corporation and its subsidiaries (the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech Corporation and its subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading.

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. The results reported in these unaudited consolidated condensed financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

Fiscal Year

The Company reports on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The third quarter of fiscal years 2012 and 2011 each consisted of 13 weeks.

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

Reclassification

Certain amounts disclosed in the notes to the unaudited consolidated condensed financial statements for the nine months ended October 31, 2010, were reclassified to conform to the presentation used for the nine months ended October 30, 2011.

Subsequent to the issuance of its October 31, 2010 unaudited consolidated condensed financial statements, the Company determined that certain time deposits with original maturities ranging from six, nine, and twelve months should have been classified as Temporary Investments instead of Cash and Cash Equivalents on the Company’s Balance Sheets. As of October 31, 2010, the reclassification between these two current balance sheet captions totaled $59 million.

As reported in the Company’s Form 10-K for the year ended January 30, 2011, the Company did not include the cash flows from the purchase and maturities of these time deposits under the “cash flows from investing activities” section of the statement of cash flows. Reporting purchases and maturities on a gross basis, after reclassification, the Company’s purchases of available-for-sale investments increased from $85 million to $149 million for the nine months ended October 31, 2010. There was $5 million of investment maturities during this interim period. Overall, the reclassification caused net cash used in investing activities to increase from $23 million to $82 million for the nine months ended October 31, 2010.

The reclassification did not have any impact on the Company’s income for the interim periods within fiscal year 2011 or the trend of earnings. Cash flows from operating activities and cash flows used by financing activities for the nine months ended October 31, 2010 are unaffected by the reclassification. Also, the reclassification has no effect on balance sheet subtotals such as current assets and total assets at October 31, 2010. Taking into consideration both quantitative and qualitative factors, the Company determined that the reclassification is not material to the Company’s balance sheet and statement of cash flows for the respective prior interim periods and therefore the Company has not restated previously issued interim financial statements.

Note 2: Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net income	$26,979	$16,105	$76,699	$46,569
Change in net unrealized holding (loss) gain on available-for-sale investments	(63)	10	(164)	36
(Loss) gain on translation adjustment	(2)	1	(2)	1

Total comprehensive income	$26,914	$16,116	$76,533	$46,606

Gain realized upon reclassification from Comprehensive Income	$4	$—	$4	$—

Note 3: Earnings per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net income	$26,979	$16,105	$76,699	$46,569

Weighted average shares outstanding - basic	65,440	62,493	65,180	61,950
Dilutive effect of employee equity incentive plans	1,874	2,062	2,359	1,773

Weighted average shares outstanding - diluted	67,314	64,555	67,539	63,723

Basic earnings per common share	$0.41	$0.26	$1.18	$0.75
Diluted earnings per common share	$0.40	$0.25	$1.14	$0.73

Anti-dilutive shares not included in the above calculations	708	1,645	662	2,595

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stocks outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

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

The estimated deferred gross margins on these sales, where there are no outstanding receivables, are recorded on the unaudited consolidated condensed balance sheets under the heading of “Deferred revenue.” The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

Note 5: Stock-Based Compensation

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the unaudited consolidated condensed statements of operations for the three and nine months ended October 30, 2011 and October 31, 2010.

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Cost of sales	$238	$305	$712	$1,477
Selling, general and administrative	2,757	5,206	11,041	15,512
Product development and engineering	2,046	1,908	5,396	5,936

Stock-based compensation, pre-tax	$5,041	$7,419	$17,149	$22,925

Net change in stock-based compensation capitalized into inventory	$34	$20	$(8)	$(70)

Share-based Payment Arrangements. The Company has various equity award plans (the “Plans”) that provide for granting stock-based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several forms of stock-based compensation. As of October 30, 2011, the Company has granted stock options (“Options”) and restricted stock under the Plans and has also issued stock-based compensation outside of the Plans, including Options and restricted stock issued as inducements to join the Company.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms. The Company uses the Black-Scholes pricing model to value Options. For awards classified as equity, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s or director’s requisite service period. For awards classified as liabilities, stock-based compensation cost is measured at fair value at the end of each reporting period until the date of settlement, and is recognized as an expense over the employee’s or director’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.

The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of options granted in the three and nine months ended October 30, 2011 and October 31, 2010:

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Expected lives, in years	4.4	4.3	4.4 - 4.7	4.3 - 5.0
Estimated volatility	41%	40%	40% - 41%	40%
Dividend yield	—	—	—	—
Risk-free interest rate	0.8%	1.2%	0.8% - 1.8%	1.2% - 2.3%
Weighted average fair value on grant date	$7.13	$5.73	$8.46	$6.30

The estimated fair value of restricted stock was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock awarded in fiscal year 2012 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on October 30, 2011.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for stock option awards during the first nine months of fiscal year 2012 is presented below:

(in thousands, except per share amounts)	Shares	Weighted average exercise price (per share)	Aggregate intrinsic value	Aggregate unrecognized compensation	Number of shares exercisable	Weighted average contractual term (years)
Balance at January 30, 2011	6,622	$16.84	$35,492	$7,067	5,160
Options granted	273	23.93
Options exercised	(2,266)	16.92
Options cancelled/forfeited	(443)	21.51

Balance at October 30, 2011	4,186	$16.77	$36,499	$5,011	3,248

Exercisable as of October 30, 2011	3,248	$16.50	$29,246			2.46

Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as compensation expense over the requisite vesting period (typically 3-4 years). The following table summarizes the activity for restricted stock awards for the first nine months of fiscal year 2012:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 30, 2011	135	$14.44		$984	0.8
Restricted stock vested	(76)	13.99	$1,853
Restricted stock forfeited	(12)	15.25

Balance at October 30, 2011	47	$14.99		$209	0.3

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.

Performance Units. The Company grants performance vested RSUs to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that can be earned in the aggregate is 814,400. In this scenario, the maximum number of shares that could be issued thereunder would be 454,700 and the Company would have a liability accrued in the unaudited consolidated condensed balance sheet equal to the value of 359,700 shares on the settlement date, which would be settled in cash. At October 30, 2011, the performance metrics associated with the awards issued in fiscal years 2012, 2011 and 2010 are expected to be met at a level which would result in a grant at 100%, 200%, and 200% of target, respectfully. The following table summarizes the activity for performance units for the first nine months of fiscal year 2012:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per share)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amount)	Total Units	Units	Units	Recorded Liability
Balance at January 30, 2011	556	326	230	3,925	$14.26	$7,971	1.0
Performance units granted	117	59	58		23.33
Performance units vested	(123)	(62)	(61)		13.15
Performance units cancelled/forfeited	(95)	(48)	(47)		15.26
Change in liability				577

Balance at October 30, 2011	455	275	180	4,502	$16.69	$5,799	1.0

Stock Units, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years). The following table summarizes the activity for stock unit awards for the first nine months of fiscal year 2012:

(in thousands, except per unit amount)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 30, 2011	2,058	$16.70		$29,763	2.7
Stock units granted	692	22.56
Stock units vested	(452)	16.30	$10,280
Stock units forfeited	(245)	17.68

Balance at October 30, 2011	2,053	$18.64		$32,158	2.5

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.

Stock Units, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These RSUs are accounted for as liabilities and accrued in the unaudited consolidated condensed balance sheets because they are cash settled. The value of these awards is re-measured at the end of each reporting period until settlement, which typically occurs upon the director’s separation from service. Vested awards and the pro-rata vested portion of unvested awards are recognized as a liability. These awards are vested after one year of service. The following table summarizes the activity for stock unit awards for the first nine months of fiscal year 2012:

(in thousands, except per unit amount)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 30, 2011	30	$2,414	$16.43	$269	0.4
Stock units granted	18		$27.60
Stock units vested	(30)		$16.43
Stock units forfeited	—
Change in liability		860

Balance at October 30, 2011	18	$3,274	$27.60	$300	0.7

Note 6: Investments

Certain investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and U.S. government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, and bank time deposits with original maturity dates in excess of three months. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have original maturities in excess of twelve months. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Interest and other income, net” on the unaudited consolidated condensed statements of operations.

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

The following table summarizes the Company’s investments:

	October 30, 2011			January 30, 2011
(in thousands)	Market Value	Adjusted Cost	Unrealized Gain	Market Value	Adjusted Cost	Unrealized Gain
Agency securities	$40,754	$40,720	$34	$54,747	$54,658	$89
Corporate issues	13,566	13,501	65	16,576	16,354	222
Bank time deposits	80,000	80,000	—	68,000	68,000	—

Total investments	$134,320	$134,221	$99	$139,323	$139,012	$311

Agency securities are specific securities that are issued by United States government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.

The following table summarizes the maturities of the Company’s investments:

	October 30, 2011		January 30, 2011
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$109,006	$108,909	$112,237	$112,077
After 1 year through 5 years	25,314	25,312	27,086	26,935

Total investments	$134,320	$134,221	$139,323	$139,012

Unrealized gains (losses) are the result of fluctuations in the market value of the Company’s investments and are included in “Accumulated other comprehensive income” on the unaudited consolidated condensed balance sheets. The following table summarizes unrealized gains (losses) in addition to the tax associated with these comprehensive income items:

	Three months ended		Nine months ended
(in thousands)	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Unrealized (loss) gain, net of tax	$(63)	$10	$(164)	$36
Decrease to deferred tax liability	(19)	(1)	(48)	(6)

The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three months ended		Nine months ended
(in thousands)	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Interest income	$337	$242	$917	$693

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

Available-for-sale securities included in Level 1 are valued using closing price for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent service (the “Service”), which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service gathers observable inputs for all of our fixed income securities from a variety of industry data providers, for example, large custodial institutions and other third-party sources. Once the observable inputs are gathered by the Service, all data points are considered and an average price is determined. The Service’s providers utilize a variety of inputs to determine their quoted prices. Substantially all of our available-for-sale investments are valued utilizing inputs obtained from the Service and accordingly are categorized as Level 2. The Company reviews and evaluates the values provided by the Service and agrees with the valuation methods and assumptions used in determining the fair value of investments. The Company believes this method provides a reasonable estimate for fair value.

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

All items recorded or measured at fair value on a recurring basis in the accompanying unaudited consolidated condensed financial statements were based on the use of Level 2 inputs and consisted of the following:

	Fair Value as of October 30, 2011			Fair Value as of January 30, 2011
(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Observable Inputs Other than Level 1 Prices (Level 2)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Observable Inputs Other than Level 1 Prices (Level 2)
Agency securities	$40,754	—	$40,754	$54,747	—	$54,747
Corporate issues	13,566	—	13,566	16,576	—	16,576
Bank time deposits	80,000	—	80,000	68,000	—	68,000

	$134,320	$—	$134,320	$139,323	$—	$139,323

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

Note 8: Inventories

Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

(in thousands)	October 30, 2011	January 30, 2011
Raw materials	$5,640	$5,070
Work in process	29,561	27,763
Finished goods	11,951	14,886

	$47,152	$47,719

Note 9: Goodwill and Intangible Assets

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

The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying unaudited consolidated condensed financial statements using Level 3 inputs. The Company concluded that there were no indicators of impairment as of October 30, 2011.

There were no changes to goodwill during the first nine months of fiscal year 2012.

Purchased Intangibles – Purchased intangibles are amortized on a straight-line basis over their estimated useful lives. In-process research and development is recorded at fair value as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of development, acquired in-process research and development assets are transferred to finite lived intangible assets and amortized over their useful lives.

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which continue to be amortized:

		October 30, 2011			January 30, 2011
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$65,900	$(19,296)	$46,604	$65,900	$(14,006)	$51,894
Customer relationships	8-10 years	12,130	(2,589)	9,541	12,130	(1,571)	10,559
Technology licenses (1)	5 years	3,000	(100)	2,900	—	—	—

Total finite-lived intangbile assets		$81,030	$(21,985)	$59,045	$78,030	$(15,577)	$62,453

(1)	Technology licenses relate to licensing agreements entered into by the Company.

Core technologies include $59.9 million of finite-lived intangible assets from the December 9, 2009 acquisition of Sierra Monolithics, Inc. (“SMI”). These developed technology intangibles include current optical products, wireless products and microwave products. The Company concluded that the intangibles classified as core technologies were identifiable intangible assets, separate from goodwill, since they were capable of being separated from SMI and sold, transferred or licensed, regardless of whether the Company intended to do so. The fair value of these core technologies was determined using the multi-period excess earnings method. Each product technology was valued separately since each was determined to have a different remaining useful life.

Amortization expense related to finite-lived intangible assets is reported as “Intangible amortization and impairments” in the consolidated condensed statements of operations.

For the three months ended October 30, 2011 and October 31, 2010, amortization expense related to finite-lived intangible assets was $2.1 million and $2.4 million, respectively. Amortization expense related to finite-lived intangible assets for the nine months ended October 30, 2011 and October 31, 2010 was $6.3 million and $7.2 million, respectively.

The following table sets forth the Company’s indefinite-lived intangible assets resulting from business acquisitions:

	October 30, 2011			January 30, 2011
(in thousands)	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount
In-process research and development	$12,370	$(2,470)	$9,900	$12,370	$—	$12,370

Total indefinite-lived intangible assets	$12,370	$(2,470)	$9,900	$12,370	$—	$12,370

We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate.

During the three month period ended October 30, 2011, the Company abandoned certain development efforts related to acquired intangible assets. As a result of these actions, the Company concluded that a portion of the net carrying amount of in-process research and development was not recoverable and therefore it recorded an impairment charge against the net carrying value in the three month period ended October 30, 2011, as summarized below:

In-process research and development impairment	Net Carrying Amount	Impairment
High-speed switching technology for power management applications (1)	$2,070	$(2,070)
Integrated driver for telecommunications applications (2)	400	(400)

Total	$2,470	$(2,470)

(1)	related to the February 2009 Leadis Technology Inc. acquisition.
(2)	related to the December 2009 Sierra Monolithics, Inc. acquisition.

These impairment charges are included in “Intangible amortization and impairments” on the unaudited consolidated condensed statements of operations.

Note 10: Taxes

The Company’s effective tax rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S.

The gross unrecognized tax benefits (before federal impact of state items) were $13.3 million and $17.0 million at October 30, 2011 and January 30, 2011, respectively. Included in the balances of unrecognized tax benefits at October 30, 2011 and January 30, 2011, are $11.1 and $14.7 million of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions is reflected on the unaudited consolidated condensed balance sheets as follows:

(in thousands)	October 30, 2011	January 30, 2011
Accrued liabilities	$797	$4,191
Other long-term liabilities	10,277	10,548

Total accrued taxes	$11,074	$14,739

In the third quarter of fiscal year 2012, the Company released $3.7 million of previously recorded reserves for uncertain tax positions as a result of statutes of limitations for the taxing authority to challenge the position expiring.

As of October 30, 2011, it was reasonably possible that the total amounts of unrecognized tax benefits would decrease by up to $0.8 million within twelve months as a result of statutes of limitations for the taxing authority to challenge the position expiring. If recognized, this decrease will impact the effective tax rate.

The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company had approximately $293,000 of net interest and penalties accrued at October 30, 2011 and January 30, 2011.

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

The Company’s significant foreign tax presence is in Switzerland. The Company’s material Swiss tax filings have been examined through fiscal year 2009. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates and may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions.

Note 11: Commitments and Contingencies

Legal Matters

From time to time in the ordinary course of its business, the Company is involved in various claims, litigation, and other legal actions that are normal to the nature of its business, including with respect to intellectual property, contract, product liability, employment, and environmental matters.

The Company records any amounts recovered in these matters when collection is certain. In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of our financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then we disclose the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on our earnings in any given reporting period. However, in the opinion of our management, after consulting with legal counsel, and taking into account insurance coverage, the ultimate liability related to current outstanding claims and lawsuits is not expected to have a material adverse effect on our financial statements.

While some insurance coverage is maintained for such matters, there can be no assurance that the Company has a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that the Company will have sufficient resources to satisfy any amount due not covered by insurance.

Refer to the discussion in Note 12 to the unaudited consolidated condensed financial statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2011 filed with the SEC on March 31, 2011. Except as discussed below, all proceedings discussed in the Form 10-K remains outstanding.

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

At a mediation meeting held on December 5, 2010, an agreement in principle to settle the class action litigation was reached. The Company agreed to pay $20 million to settle all claims in the litigation. As a result of this agreement, the Company recorded an additional charge of $10 million in fiscal year 2011 to increase its total accrued liability for this matter to $20 million. Payment in full of the $20 million settlement amount was made on April 14, 2011 into the applicable escrow account associated with the proposed settlement after preliminary Court approval of same was issued on April 11, 2011.

Final approval of the proposed settlement was issued by the Court on June 27, 2011, per the Court’s Final Judgment and Order of Dismissal (the “Final Judgment”). No class member opted out of or otherwise presented any objection to the proposed settlement prior to entry of the Final Judgment. The Final Judgment fully resolves all claims against the Company, all current officers and directors of the Company named in the lawsuit, and certain former officers and directors of the Company named in the lawsuit. No parties admitted any wrongdoing in connection with the entry of the Final Judgment. All claims asserted against the Company and the named defendants in connection with the subject litigation have been released and dismissed with prejudice as part of the Final Judgment. All related civil legal proceedings, including separate appellate proceedings (that had been stayed pending settlement discussions) involving certain matters relating to prospective evidentiary matters impacting trial proceedings, have also now been dismissed with prejudice.

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

Product Warranties

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances the Company has agreed to other warranty terms, including some indemnification provisions. As a result of lower than anticipated field failures and a revised estimate of anticipated warranty claims, the Company has reduced its warranty accrual with a corresponding offset to cost of sales. The table below summarizes the changes in product warranty allowances included in accrued liabilities as of October 30, 2011:

(in thousands)
Balance at January 30, 2011	$607
Current accruals	131
Accrual reversals	(497)
Settlements made (in cash or in kind) during period	—

Balance at October 30, 2011	$241

Note 12: Geographic Information and Concentration of Risk

The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

Net sales activity by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
North America	22%	24%	24%	25%
Asia-Pacific	63%	62%	62%	57%
Europe	15%	14%	14%	18%

	100%	100%	100%	100%

The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales:

	Three Months Ended		Nine Months Ended
(percentage of total sales)	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
United States	18%	21%	21%	21%
China (including Hong Kong)	37%	36%	37%	33%
South Korea				12%

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Domestic	$(7,895)	$(10,263)	$3,080	$(10,598)
Foreign	31,859	27,780	78,757	64,316

Total	$23,964	$17,517	$81,837	$53,718

Domestic income (loss) from continuing operations include amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

Each of the following significant customers accounted for at least 10% of our net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Samsung Electronics (and affiliates)	14%	12%	13%	13%
Frontek Technology Corp	10%	10%	11%	11%
Huawei Technologies (and affiliates)		10%

The following table shows the list of customers that have an outstanding receivable balance that represents at least 10% of our total net receivables for the periods indicated:

	Balance as of
	October 30, 2011	January 30, 2011
Samsung Electronics (and affiliates)	11%	15%
Frontek Technology Corp		12%

Outside Subcontractors and Suppliers

The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as the recent earthquake and Tsunami in Japan and floods in Thailand or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Singapore, Thailand, Malaysia, the Philippines, Germany, Japan, Israel and Canada. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Thailand and the Philippines.

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

In the third quarter of fiscal years 2012 and 2011 the Company incurred expenses of $8,000 and $10.6 million, respectively, in support of these matters.

In the first nine months of fiscal years 2012 and 2011, the Company incurred expenses of $194,000 and $13.3 million, respectively, in support of these matters.

All activity related to these matters is charged to “Selling, general and administrative” on the unaudited consolidated condensed statements of operations.

Note 14: Reorganization Costs

During the three month period ended October 30, 2011, the Company initiated a reorganization plan which resulted in a consolidation of research and development activities and a reduction of its workforce. The following table summarizes the reorganization charges incurred and liability balance included in “Accrued liabilities” on the unaudited consolidated condensed balance sheet as of October 30, 2011. Charges below were included in “Selling, general and administrative” on the unaudited consolidated condensed statement of operations.

(in thousands)	Balance at January 30, 2011	Reorganization charges	Cash Payments / Other	Balance at October 30, 2011
Severance and related costs	$—	$1,981	$1,113	$869

Note 15: Stock Repurchase Program and Shares Withheld from Vested Restricted Shares

On March 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date. On August 24, 2011, the Company announced a $36 million expansion of the 2008 Program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on August 24, 2011 for the complete announcement. On November 30, 2011, the Company announced an additional $50 million expansion of the 2008 Program.

Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on November 30, 2011 for the complete announcement.

The following table summarizes the stock repurchase activities during the period:

	Three Months Ended				Nine Months Ended
(in thousands, except number of shares)	October 30, 2011		October 31, 2010		October 30, 2011		October 31, 2010
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the 2008 Program	1,369,495	$30,000	74,702	$1,258	1,369,495	$30,000	74,702	$1,258

In addition to repurchase activities under the 2008 Program, the Company has a practice of withholding shares from vested restricted stock to pay employee payroll and income tax withholding liabilities.

The following table summarizes the shares withheld during the period:

	Three Months Ended				Nine Months Ended
(in thousands, except number of shares)	October 30, 2011		October 31, 2010		October 30, 2011		October 31, 2010
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Shares withheld from vested restricted shares	1,322	$28	3,310	$54	23,835	$579	85,397	$1,456

The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 16: Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance that simplifies goodwill impairment testing by allowing a qualitative review to assess whether a quantitative impairment analysis is necessary as a first step to the testing. Under this guidance, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that reporting unit is less than its book value. If a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that is provided under U.S. GAAP must be completed; otherwise, goodwill is deemed not to be impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the reporting unit). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations, cash flows, or disclosures.

In June 2011, the FASB issued a final standard requiring presentation of net income and other comprehensive income in either a single continuous statement or in two, consecutive statements of net income and other comprehensive income. Under both alternatives, an entity is required to present each component of net income and other comprehensive income, their respective totals, and totals for comprehensive income. This standard eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations, cash flows, or disclosures.

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

Microwave and High-Reliability Products. We design, develop and market transceivers for wireless communications infrastructure, including 2G/3G/4G cellular repeaters, WiMAX CPE and base stations and defense and aerospace products, including satellite communication, ground to air beacons and unmanned air vehicles (“UAV”). This product segment also includes our line of high-reliability discrete semiconductor products comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products. These products are typically used to convert alternating currents (“AC”) into direct currents (“DC”) and to protect circuits against very high voltage spikes or high current surges. Our microwave and high-reliability products can be found in a broad range of applications including industrial, military, and medical and communications systems.

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the third quarter of fiscal years 2012 and 2011 represented 45% and 31% of net sales, respectively. Sales made directly to customers during the third quarter of fiscal years 2012 and 2011 were 55% and 58% of net sales, respectively. The remaining sales were made through independent distributors.

Our business involves reliance on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, United Kingdom, Denmark, Malaysia, Ireland, Germany, Israel and Canada. For the third quarter of fiscal year 2012, approximately 68% of our silicon, in terms of cost of wafers purchased, was manufactured in China.

Foreign sales during the third quarter of fiscal year 2012 constituted approximately 72% of our net sales. Approximately 63% of sales during the third quarter of fiscal year 2012 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of products using current standard costs. The deferred gross margin does not include any adjustments for sales returns. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2011 or the first nine months of fiscal year 2012.

The following table summarizes the deferred net revenue balance:

(in thousands)	October 30, 2011	January 30, 2011
Deferred revenues	$5,475	$6,369
Less: Deferred cost of revenues	(1,413)	(1,560)

Deferred revenues, net	$4,062	$4,809

Deferred product design and engineering recoveries	561	211

Total deferred revenue	$4,623	$5,020

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

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	40.8%	40.0%	40.0%	41.4%

Gross Profit	59.2%	60.0%	60.0%	58.6%
Operating costs and expenses:
Selling, general & administrative	20.3%	28.8%	19.7%	25.7%
Product development & engineering	16.5%	14.9%	16.3%	15.1%
Intangible amortization	3.7%	2.0%	2.3%	2.1%

Total operating costs and expenses	40.5%	45.7%	38.3%	42.9%

Operating income	18.7%	14.2%	21.7%	15.7%
Interest and other income, net	0.6%	0.0%	0.0%	0.2%

Income before taxes	19.3%	14.2%	21.7%	15.9%
Provision for taxes (benefits)	-2.4%	1.1%	1.4%	2.1%

Net income	21.8%	13.1%	20.4%	13.8%

Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Domestic	$(7,895)	$(10,263)	$3,080	$(10,598)
Foreign	31,859	27,780	78,757	64,316

Total	$23,964	$17,517	$81,837	$53,718

Domestic income (loss) from continuing operations include amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.

Comparison of the Three Months Ended October 30, 2011 and October 31, 2010

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The third quarter of fiscal years 2012 and 2011 were both 13-week periods.

Our estimates of sales by major end-market are detailed below:

	Three Months Ended
(dollars in thousands; % of net sales)	October 30, 2011		October 31, 2010
Computing	$10,560	9%	$11,081	9%
Communications	46,212	37%	44,325	36%
High-end Consumer (1)	45,859	37%	43,094	35%
Industrial	21,313	17%	24,625	20%

Total	$123,944	100%	$123,125	100%

(1)	Approximately $4.9 million and $6.4 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the third quarter of fiscal years 2012 and 2011, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales Net sales for the third quarter of fiscal year 2012 were $123.9 million, an increase of 1% compared to $123.1 million for the third quarter of fiscal year 2011. The higher revenue in the current quarter resulted primarily from higher demand for products in the communications and high-end consumer end-markets. As we enter the fourth quarter of our fiscal year, which is typically our seasonally weakest quarter, we see continued macro-economic uncertainty. In addition, we expect net sales in the fourth quarter to be adversely impacted by the recent floods in Thailand. These factors are expected to result in sequential revenue declining approximately 13% to 18% from the third quarter of fiscal year 2012.

Gross Profit During the third quarter of fiscal year 2012, gross profit decreased to $73.4 million from $73.8 million in the third quarter of fiscal year 2011. Gross profit margins decreased to 59.2% in the third quarter of fiscal year 2012 from 60.0% in the third quarter of fiscal year 2011. This decrease in gross profit reflects the impact of a less favorable end-market product mix. Gross profit for the fourth quarter of fiscal year 2012 is expected to decline as a result of lower expected revenue and lower gross profit margins resulting from expected changes of product mix.

Operating Costs and Expenses

	Three Months Ended
(dollars in thousands)	October 30, 2011		October 31, 2010		Change
Selling, general and administrative	$25,110	50%	$35,501	63%	-29%
Product development and engineering	20,489	41%	18,400	33%	11%
Intangible amortization and impairments	4,573	9%	2,406	4%	90%

Total operating costs and expenses	$50,172	100%	$56,307	100%	-11%

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in the third quarter of fiscal year 2012 were lower than the third quarter of fiscal year 2011 driven primarily by lower expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from our historical stock option practices and lower stock-based compensation expenses resulting from higher level of forfeitures during the third quarter of fiscal 2012. Lower expense in these areas was partially offset by higher costs related to corporate reorganization activities and approximately $921,000 of diligence costs related to transaction activities.

SG&A expense for the third quarter of fiscal years 2012 and 2011 includes approximately $8,000 and $10.6 million, respectively, for legal and other professional services incurred in connection with matters related to our historical stock option practices, including the related litigation, and other associated matters. These expenses also include claims for advancement of legal expenses to current and former directors, officers and employees. The class action lawsuit was dismissed on June 27, 2011. See Note 13 to our consolidated condensed financial statements included in Item 1 of this Quarterly Report for additional information regarding expenses related to the class action lawsuit and historical stock option matters.

Product Development and Engineering Expenses

The increase in product development and engineering expenses was principally driven by investments in new product and process development activities and higher salary costs associated with an overall increase in personnel.

The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically milestone based and recorded as a reduction to product development and engineering expense.

Intangible Amortization and Impairments

Intangible amortization and impairments was $4.6 million and $2.4 million in the third quarter of fiscal years 2012 and 2011, respectively. The increase reflects the impact of impairment charges of $2.5 million associated with acquired in-process research and developments (“IPR&D”) in the third quarter of fiscal year 2012. The impact of this impairment charge was partially offset by lower amortization costs for certain intangible assets that have been fully amortized. As of October 30, 2011, we had IPR&D with a net carrying amount of $9.9 million.

Interest and Other, Net

Interest and other, netted to income of $729,000 in the third quarter of fiscal year 2012, compared to income of $3,000 in the third quarter of fiscal year 2011. The increase resulted from higher gains related to foreign currency transactions due to the strengthening of the U.S. dollar.

Provision for Taxes

In the third quarter of fiscal year 2012 we recorded an income tax benefit of $3.0 million compared to $1.4 million income tax provision in the third quarter of fiscal year 2011. The effective tax rates for the third quarter of fiscal years 2012 and 2011 were (13%) and 8%, respectively. Our effective tax rates for these periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S. In the third quarter of fiscal year 2012, we released $3.7 million of previously recorded reserves for uncertain tax positions as a result of statutes of limitations for the taxing authority to challenge the position expiring.

As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Comparison of the Nine Months Ended October 30, 2011 and October 31, 2010

We report on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first nine months of fiscal years 2012 and 2011 were both 39-week periods.

Our estimates of sales by major end-market are detailed below:

	Nine Months Ended
(dollars in thousands; % of net sales)	October 30, 2011		October 31, 2010
Computing	$30,813	8%	$33,291	10%
Communications	146,873	39%	119,390	35%
High-end Consumer (1)	132,641	35%	115,609	34%
Industrial	66,242	18%	69,942	21%

Total	$376,569	100%	$338,232	100%

(1)	Approximately $13.3 million and $16.2 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first nine months of fiscal years 2012 and 2011, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales Net sales for the first nine months of fiscal year 2012 were $376.6 million, an increase of 11% compared to $338.2 million for the first nine months of fiscal year 2011. The higher revenue in the current quarter resulted primarily from higher demand for products in the communications and high-end consumer end-markets. As we enter the fourth quarter of our fiscal year, which is typically our seasonally weakest quarter, we see continued macro-economic uncertainty. In addition, we expect net sales in the fourth quarter to be adversely impacted by the recent floods in Thailand.

Gross Profit During the first nine months of fiscal year 2012, gross profit increased to $226.0 million from $198.3 million in the first nine months of fiscal year 2011. Gross profit margins increased to 60.0% in the first nine months of fiscal year 2012 from 58.6% in the first nine months of fiscal year 2011. This increase in gross profit reflects the impact of substantially higher sales, and specifically a more favorable end-market product mix through the first half of the fiscal year, and the benefit of higher levels of absorption as a result of higher manufacturing volumes. Also contributing to the higher margins was the impact of the transition away from lower margin computing products within our Power Management business and the impact of lower stock-based compensation expense. Gross profit for the fourth quarter of fiscal year 2012 is expected to decline as a result of lower expected revenue and lower gross profit margins resulting from expected changes of product mix.

Operating Costs and Expenses

	Nine Months Ended
(dollars in thousands)	October 30, 2011		October 31, 2010		Change
Selling, general and administrative	$74,296	52%	$86,767	60%	-14%
Product development and engineering	61,242	42%	51,107	35%	20%
Intangible amortization and impairments	8,778	6%	7,216	5%	22%

Total operating costs and expenses	$144,316	100%	$145,090	100%	-1%

Selling, General and Administrative Expenses

SG&A expenses in the first nine months of fiscal year 2012 were lower than the first nine months of fiscal year 2011 driven primarily by lower expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from our historical stock option practices and lower stock-based compensation expenses resulting from higher level of forfeitures during the first nine months of fiscal year 2012. Lower expense in these areas was partially offset by higher costs related to corporate reorganization activities and approximately $921,000 of diligence costs related to transaction activities.

SG&A expenses for the first nine months of fiscal years 2012 and 2011 include approximately $194,000 and $13.3 million, respectively, for legal and other professional services incurred in connection with matters related to our historical stock option practices, including the related litigation, and other associated matters. These expenses also include claims for advancement of legal expenses to current and former directors, officers and employees. The class action lawsuit was dismissed on June 27, 2011. See Note 13 to our consolidated condensed financial statements included in Item 1 of this Quarterly Report for additional information regarding expenses related to the class action lawsuit and historical stock option matters.

Product Development and Engineering Expenses

The increase in product development and engineering expenses was principally driven by investments in new product and process development expenses and higher salary costs associated with an overall increase in personnel.

The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically milestone based and recorded as a reduction to product development and engineering expense.

Intangible Amortization and Impairments

Intangible amortization and impairments was $8.8 million and $7.2 million in the first nine months of fiscal years 2012 and 2011, respectively. The increase reflects the impact of impairment charges of $2.5 million associated with acquired IPR&D in the first nine months of fiscal year 2012 which is offset by the impact of lower amortization costs for certain intangibles that have been fully amortized. As of October 30, 2011, we had IPR&D with a net carrying amount of $9.9 million.

Interest and Other, Net

Interest and other, netted to income of $172,000 in the first nine months of fiscal year 2012, compared to income of $508,000 in the first nine months of fiscal year 2011. This decrease is attributable to a foreign exchange transaction loss of $662,000 and $241,000, in the first nine months of fiscal year 2012 and 2011, respectively.

Provision for Taxes

Provision for income taxes was $5.1 million for the first nine months of fiscal year 2012, compared to $7.1 million in the first nine months of fiscal year 2011. The effective tax rates for the first nine months of fiscal years 2012 and 2011 were 6% and 13%, respectively. Our effective tax rates for these periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S. In the third quarter of fiscal year 2012, we released $3.7 million of previously recorded reserves for uncertain tax positions as a result of statutes of limitations for the taxing authority to challenge the position expiring.

Business Outlook

On November 30, 2011, we announced our outlook for the fourth quarter of fiscal year 2012. At that time, we expected sequential revenue to be down approximately 13% to 18% from the third quarter and we expected earnings per diluted share of approximately $0.18 to $0.24. Refer to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on November 30, 2011 for the complete announcement.

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

As of October 30, 2011, our total shareholders’ equity was $625.4 million. At that date we also had approximately $292.1 million in cash and short-term investments, as well as $25.3 million in long-term investments. We have no outstanding debt.

Our primary sources and uses of cash during the comparative nine month periods are presented below:

	Nine Months Ended
(in millions)	October 30, 2011	October 31, 2010
Sources of Cash
Operating activities	$73.6	$64.6
Proceeds from exercise of stock options including tax benefits	37.3	22.5
Proceeds (purchases) from sale of investments. net	4.8	(63.9)

	$115.7	$23.2

Uses of Cash
Capital expenditures, net of sale proceeds	$(18.0)	$(17.9)
Repurchase of common stock	(30.6)	(2.7)
Purchase of intangible assets	(3.0)	0.0

	$(51.6)	$(20.6)

Net increase in cash and cash equivalents	$64.1	$2.6

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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 30, 2011, our foreign subsidiaries held approximately $253.4 million of cash, cash equivalents, and short-term investments compared to $165.7 million at January 30, 2011. If we needed these funds for investment in domestic operations, any repatriation could result in increased tax liabilities.

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

Capital expenditures, net of proceeds from disposals, were $18.0 million for the first nine months of fiscal year 2012 compared to $17.9 million for the first nine months of fiscal year 2011.

Financing Activities

Cash provided by financing activities is primarily attributable to the following: proceeds from the exercise of stock options offset by the repurchase of common stock under the Company’s stock repurchase program and the payment of statutory tax withholding obligations resulting from the vesting of restricted stock settled by withholding shares.

For the first nine months of fiscal year 2012, cash proceeds from the exercise of stock options were $35.0 million compared to $22.2 million in fiscal year 2011.

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

We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. In the first nine months of fiscal year 2012, we repurchased 1.4 million shares for $30.0 million. In the first nine months of fiscal year 2011, we repurchased 74,702 shares under this program for $1.3 million. On August 24, 2011 we announced a $36 million expansion of our existing stock repurchase program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on August 24, 2011 for the complete announcement. On November 30, 2011 we announced an additional $50 million expansion of our existing stock repurchase program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on November 30, 2011 for the complete announcement.

In addition to the stock repurchase program, shares valued at $579,000 and $1.5 million were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the first nine months of fiscal years 2012 and 2011, respectively.

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

Certain contractual obligations, representing various commitments we have associated with our business, such as lease commitments and open purchase obligations, are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of October 30, 2011.

Contractual Obligations

There were no material changes in our contractual obligations during the first nine months of fiscal year 2012 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 filed with the SEC on March 31, 2011.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the fiscal quarter ended October 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be subject to taxation in other jurisdictions which could negatively affect our operations

As a global organization, we may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. If certain of our non-U.S. activities were treated as carrying on business as a permanent establishment and therefore, subject to income tax in such jurisdiction, our results of operations could be materially adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the third quarter of fiscal year 2012.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by us of shares of our common stock during the third quarter of fiscal year 2012.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2011 (08/01/11-08/28/11)	—	$—	—	$50 million
September 2011 (08/29/11-09/25/11)	1,369,495	$21.91	1,369,495	$20 million
October 2011 (09/26/11-10/30/11)	—	$—	—	$20 million

Total activity	1,369,495		1,369,495

(1)	On March 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time through negotiated or open market transactions (“2008 Program”). This stock repurchase program does not have an expiration date. On August 24, 2011, we announced a $36 million expansion of the 2008 Program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on August 24, 2011 for the complete announcement. On November 30, 2011, we announced an additional $50 million expansion of our existing stock repurchase program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on November 30, 2011 for the complete announcement.
(2)	The table does not include shares surrendered to us or withheld in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us or withheld to cover tax liabilities upon vesting of restricted stock.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of
	the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 is being furnished and shall not be deemed “filed”)	Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of
	the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed “filed”)	Filed herewith

101.INS	XBRL Instance Document*	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document*	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	Filed herewith

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: December 9, 2011	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran President and Chief Executive Officer

Date: December 9, 2011	/s/ Emeka N. Chukwu
Emeka N. Chukwu Senior Vice President and Chief Financial Officer