Form 10-K
period 2011-01-29
SEMTECH CORP
filed 2012-03-29
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $23.30 on the NASDAQ Global Select Market) as of July 29, 2011 was approximately $1.23 billion. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding at March 22, 2012 was 65,406,752.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III, Item numbers 11, 12, 13 and 14 and portions of Item 10 of this report to: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 21, 2012, to be filed no later than 120 days after the end of the registrant’s fiscal year ended January 29, 2012.

SEMTECH CORPORATION

INDEX TO FORM 10-K

FOR THE YEAR ENDED JANUARY 29, 2012

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

Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel-Lucent, Apple, Inc., Cisco Systems, Inc., Ericsson, Finisar Corporation, Fujitsu, Hamilton Sundstrand, Huawei Technologies Co., Ltd., JDS Uniphase, LG Electronics, Motorola, Nokia Siemens Networks, Oclaro, Opnext, Inc., Phonak International, Research In Motion Limited, Samsung Electronics Co., Ltd., and ZTE Corporation.

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

Business Strategy

Our objective is to be a leading supplier of analog and mixed-signal semiconductor devices to the fastest growing areas of our target markets. We intend to leverage our pool of skilled technical personnel to develop new products, or, where appropriate, use acquisitions to either accelerate our position in the fastest growing areas or to gain entry into these areas. In order to capitalize on our strengths in analog and mixed-signal processing design, development and marketing, we intend to pursue the following strategies:

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

Leverage outsourced semiconductor fabrication capacity

We outsource most of our manufacturing in order to focus more of our resources on defining, developing and marketing our products. We use outside wafer foundries. Our primary outside wafer foundries are based in China, Taiwan, the United States, Canada, Europe and Israel. Our largest wafer source is a foundry based in China. We believe that outsourcing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk and a more variable cost of goods, which provides us with greater operating flexibility.

Products and Technology

We design, develop, manufacture and market high-performance analog and mixed signal semiconductor products. We operate and account for results in one reportable segment. Our product lines include:

Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors (“TVS”). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge or secondary lightning surge energy that can permanently damage voltage-sensitive CMOS ICs. Our portfolio includes filter and termination devices that are integrated in with the TVS devices. Our protection products feature low capacitance, providing robust protection while preserving signal integrity in high-speed networking and video interfaces. These products also operate at very low voltage needed for today’s low voltage ICs. Our protection products can be found in a broad range of applications including portable, TV, video, computer, data-communications, telecommunications and industrial applications.

Advanced Communications Products. We design, develop and market a portfolio of proprietary advanced wired communication, ultra-high speed Serializer/Deserializer (”SerDes”) and modulator driver products for transport communication. These integrated circuits (ICs) perform specialized timing, synchronization, and amplification functions used in high-speed networks, and 40Gbps and 100Gbps chips and transceivers for short reach, metro and long haul applications and high performance transceivers for datacenter applications. Our advanced communications products also feature a leading integrated timing solution for packet based communications networks. Our advanced communications products are used in a variety of communications and industrial applications.

Power Management and High-Reliability Products. Power management products control, alter, regulate and condition the power supplies within electronic systems. The highest volume product types within the power management product line are switching voltage regulators, combination switching and linear regulators, smart regulators and charge pumps. Our power management products feature highly integrated devices for the telecom industry and low-power, small form factor and high-efficiency products for mobile phones, notebook computers, computer peripherals and other portable devices. The primary application for these products is power regulation for computer, communications, high-end consumer and industrial systems. Our high-reliability discrete semiconductor products comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products are typically used to convert alternating currents (“AC”) into direct currents (“DC”) and to protect circuits against very high voltage spikes or high current surges. Our high-reliability products can be found in a broad range of applications including industrial, military, medical, aerospace and defense systems, including satellite communications.

Wireless and Sensing Products. We design, develop and market a portfolio of specialized radio frequency (“RF”) functions used in a wide variety of industrial, medical and networking applications, and specialized sensing functions used in industrial and consumer applications. Our wireless and sensing products feature industry leading and longest range industrial, scientific and medical (“ISM”) radio, enabling low cost of ownership and increased reliability in all environments. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets.

Semtech End-Markets

Our products are sold to customers in the computing, communications, high-end consumer, and industrial markets. Our estimates of sales by major end-markets are detailed below:

(percentage of net sales)	Fiscal Years
	2012	2011	2010
Computing	9%	9%	14%
Communications	39%	37%	23%
High-End Consumer	35%	33%	40%
Industrial and Other	17%	21%	23%

	100%	100%	100%

We believe that our diversity in end-markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end-market and product applications:

Semtech’s Main Product Lines	Specific End-Product Applications
	Computing	Communications	High-End Consumer	Industrial / Other
Protection	Notebook computers, USB ports, LAN cards	Base stations, DSL equipment, routers and hubs	Smart phones, tablet PCs, PDAs, digital still/video cameras, handheld games, TVs	Handheld measurement or instrumentation devices

Advanced Communications	-	SONET networks, routers, hubs, switches, 40G/100G line cards, fiber modems , and cellular base stations, routers	-	Military and aerospace

Power Management and High-Reliability	Servers, workstations, notebook computers, add-on cards, computer gaming systems, printers, copiers	Network cards, routers and hubs, telecom network boards, base stations	Smart phones, tablet PCs, PDAs, digital still/video cameras, handheld games, TVs	Power supplies, industrial systems, military, aerospace, medical

Wireless and Sensing	-	-	Smart phones, media players, tablet PCs, personal navigation, digital still/video cameras	Automated meter reading, industrial process control and hearing aids (medical)

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

Circuit design engineers, layout engineers, product and test engineers, application engineers and field application engineers are our most valuable employees. Together they perform the critical tasks of designing and laying out integrated circuits, turning these circuits into silicon devices, and conferring with customers about designing these devices into their applications. The majority of our engineers fit into one of these categories. Most of these engineers have many years of experience in the design, development and layout of circuits targeted for use in protection, advanced communications, power management and high-

reliability and wireless and sensing applications. We also employ a number of software engineers and systems engineers that specialize in the development of software and systems architecture, who enable us to develop systems oriented products in select markets.

In fiscal year 2012, we incurred $80.6 million of product development and engineering expense. This represents 17% of net sales. Product development and engineering costs were $69.6 million or 15% of net sales and $44.8 million or 16% of net sales in fiscal years 2011 and 2010, respectively. We intend to make further investments in research and development in the future, which may include increasing our employee headcount and investing in design and development equipment.

Sales and Marketing

Sales made directly to customers during fiscal year 2012 were approximately 56% of net sales. The remaining 44% of net sales were made through independent distributors. We have direct sales personnel located throughout the United States, Europe and Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.

We operate internationally primarily through our wholly-owned Swiss subsidiary, Semtech International AG. Semtech International AG serves the European markets from its headquarters in Wil, Switzerland and through its wholly-owned subsidiaries based in France, Germany, Neuchatel – Switzerland, the United Kingdom, China and Malaysia. Semtech International AG maintains branch offices, either directly or through one of its wholly owned subsidiaries, in Taiwan, Korea and Japan. Semtech International also maintains a representative office in China. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.

Customers, Sales Data and Backlog

As a result of the breadth of our products and markets, we have a broad range of customers.

Representative Customers by End-Markets:

Computing	Communications	High-End Consumer	Industrial
Apple	Cisco	Apple	General Atomics
Hewlett-Packard	Finisar	LG Electronics	Honeywell
Lenovo	Huawei	Quanta	Itron
Quanta	Motorola	Research in Motion	Phonak
Samsung	Nokia Siemens	Samsung	Raytheon
	Opnext	Sony Ericsson	Siemens
Samsung
ZTE

Our customers include major original equipment manufacturers (“OEMs”) and their subcontractors in the computing, communications, high-end consumer and industrial end-markets. Our products are typically purchased by these customers for our performance, price, or technical support, as compared to our competitors.

During fiscal years 2012, 2011 and 2010, U.S. sales contributed 20%, 23% and 19%, respectively to our net sales. Foreign sales constituted 80%, 77% and 81% of our net sales during fiscal years 2012, 2011 and 2010, respectively. A majority of foreign sales were to customers located in the Asia-Pacific region, with sales to customers located in South Korea, Japan, and China (including Hong Kong) comprising 8%, 8%, and 38% of our net sales, respectively, in fiscal year 2012. No other foreign country comprised more than 8% of net sales in fiscal year 2012. See Note 14 to our consolidated financial statements included in Item 8 of this report for additional financial information by geographic region.

A summary of net sales by region follows.

Sales by Region

(in thousands)

	Fiscal Years
	2012		2011		2010
North America	$114,552	24%	$112,404	25%	$72,818	25%
Asia-Pacific	298,477	62%	272,079	60%	165,880	58%
Europe	67,572	14%	70,019	15%	47,862	17%

Total Net Sales	$480,601	100%	$454,502	100%	$286,560	100%

The following table sets forth the concentration of net sales and accounts receivable among the customers that accounted for more than 10% of our net sales in fiscal year 2012:

Concentration of Net Sales - Significant Customers

(percentage of net sales)

	Fiscal Years
	2012	2011	2010
Samsung Electronics (and affiliates)	13%	12%	17%
Frontek Technology Corp	10%	11%	13%

Concentration of Accounts Receivable - Significant Customers

(percentage of net accounts receivable as of fiscal year end)

	Fiscal years
	2012	2011
Samsung Electronics (and affiliates)	14%	15%
Frontek Technology Corp	10%	12%
Dragon Technology	11%
Huawei Technologies Co,	11%

For fiscal year 2012, end-market concentration for our significant customers was as follows:

(percentage of net sales)	Samsung Electronics (and affiliates)		Frontek Technology Corp
Computing	1%		2%
Comunications	1%		2%
High-end Consumer	10	% (1)	6%
Industrial	0%		0%

	12%		10%

(1)	For Samsung Electronics, approximately 49% of the sales into the High-end Consumer end-market relate to products focused on the handheld market, which includes cell phones

Our backlog of orders as of the end of fiscal years 2012, 2011 and 2010 was approximately $75.6 million, $112.3 million and $78.8 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.

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

In keeping with our mostly “fabless” business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2012, the Reynosa facility provided almost all of the silicon for our packaged discrete rectifier products, which were approximately 4% of our end product sales. The remaining 96% of our end products were supported with finished silicon wafers purchased from outside wafer foundries in China, Taiwan, the United States, Canada, Europe and Israel. We anticipate that more than 90% of all silicon wafers we require will come from outside foundries in fiscal year 2013.

Despite our use of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our outside foundries on the improvement and development of process capabilities. In fiscal year 2012, we purchased the vast majority of our wafers from approximately nine different third-party wafer foundries and used various manufacturing processes, including Bipolar, High-Speed Bipolar, Complementary Metal-Oxide-Semiconductor (“CMOS”), RF-CMOS, Bi-CMOS and SiGe processes.

While we do have some redundancy of fabrication processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. As a result, we maintain some amount of business interruption insurance to help reduce the financial risk associated with a wafer supply interruption, but we are not fully insured against this risk.

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

Our largest wafer source is a foundry in China. In fiscal year 2012, this Chinese foundry provided 59% of our total silicon requirements in terms of cost of wafers purchased. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. While the provision of these assets to the wafer foundry may be factored into certain pricing arrangements with the foundry, the impact of any pricing adjustments is insignificant and does not impact our margin trends.

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

We are in direct and active competition, with respect to one or more of our product lines, with numerous manufacturers of varying size, technical capability and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors with respect to our protection products to include STMicroelectronics N.V., NXP Semiconductors N.V., Littlefuse, ON Semiconductor Corporation, Protek Devices and Infineon Technologies AG. Our primary competitors with respect to our Advanced Communications products are Broadcom Corporation, Inphi Corporation, Hittite Microwave Corporation, L3 Communications Holdings Inc., Gallium Arsenide Product Manufacturers and our customer’s own internal solutions. With respect to our Power Management and High Reliability products, we consider our primary competitors to include Texas Instruments Inc., Linear Technology Corporation, Maxim Integrated Products Inc., Intersil Inc., Micrel Inc., Advanced Analogic Technologies Inc., Microsemi and Monolithic Power Systems Inc. Our primary competitors with respect to our Wireless and Sensing products include Silicon Laboratories, Texas Instruments Inc. and Analog Devices Inc.

Intellectual Property and Licenses

We have been granted 92 U.S. patents and 34 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2014 to 2030. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others.

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

Employees

As of January 29, 2012, we had 929 full-time employees. There were 277 employees in research and development, 177 in sales, marketing and field services, and 126 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions.

We have not had a work stoppage in at least the last decade and the only unionized employees are approximately 113 Mexican nationals who work at our manufacturing facility in Reynosa, Mexico. Our employee relations during the last fiscal year have been, and remain, satisfactory.

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

Our sales that serve the military and aerospace markets primarily consist of our Microwave and High-Reliability products that have been qualified to be sold in these markets by the U.S. Department of Defense (“DOD”). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in the Power Management and High Reliability and Advanced Communications product lines. The U.S. State Department has determined that a small number of special assemblies from the Power Management and High Reliability and Advanced Communications product lines are subject to the International Traffic in Arms Regulations (“ITAR”). We have a Technical Assistance Agreement in place that permits us to assemble certain of these products in Mexico. Other products subject to ITAR regulations are manufactured in our Redondo Beach, CA facilities. International shipments of these products require a State Department license.

Our facilities throughout the world are subject to various environmental laws and regulations and we believe our operations are in substantial compliance with those laws and regulations. Due to our limited manufacturing operations, the expense related to environmental compliance for our ongoing operations was immaterial for fiscal years 2012, 2011 and 2010 and has not had any material adverse effect on our capital expenditures, net income, or competitive position. New laws or regulations or changes to existing laws or regulations could subject our ongoing operations to different or additional environmental standards that could increase our cost of compliance in the future. In addition, our cost of doing business could increase if our suppliers increase prices to recoup the cost of their compliance with environmental laws or regulations.

We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites we have used (see Note 12 to our consolidated financial statements included in Item 8 of this report). During fiscal years 2012, 2011 and 2010, the expense incurred with respect to these clean up matters was not material.

We have used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at our former facility in Newbury Park, California that we leased for approximately forty years. We vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Groundwater monitoring results to date over a number of years indicate that groundwater contaminants are in full or in material part from adjacent facilities. Responsibility for soil contamination remains under investigation. The location of key soil contamination is concentrated in an area of an underground storage tank that the Company believes to have been installed and used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no claims pending or asserted by the U.S. Environmental Protection Agency with respect to environmental matters at the Newbury Park site. However, the applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding the previously ordered site assessments, surveys and groundwater monitoring. The costs to perform all site work directed by the regulatory agency to date are not anticipated to be material. The Company and the site owner have agreed on an equitable cost sharing arrangement for current site work. At January 29, 2012, accrued liabilities include approximately $58,000 of fees payable in connection with pending testing and monitoring activities at this site. It is not currently possible to determine the ultimate amount, if any, of future site clean-up costs that may be directed by the regulatory agency following the current site assessments and surveys. Accordingly, no reserve for site clean-up costs has been provided at this time.

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

Risks Relating to General Business Conditions

Our future results may fluctuate, fail to match past performance or fail to meet expectations

Our results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of:

•	general economic conditions in the countries where we sell our products;

•	seasonality and variability in the computer market and our other end-markets;

•	the timing of new product introductions by us and our competitors;

•	product obsolescence;

•	the scheduling, rescheduling or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to integrate and realize synergies from recent acquisitions;

•	changes in manufacturing yields;

•	capacity utilization;

•	product mix and pricing;

•	movements in exchange rates, interest rates or tax rates;

•	the availability of adequate supply commitments from our outside suppliers;

•	the manufacturing and delivery capabilities of our subcontractors; and

•	litigation and regulatory matters.

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

When natural disasters, like the 2011earthquake and Tsunami in Japan (whose market represents approximately 8% of our revenue), or the 2011 flooding in Thailand, result in wide-spread destruction, the impact on our business may not be readily apparent. This is especially true when trying to assess the impact of the disaster on our end customers, who themselves may not fully understand the impact of the event on their business. The full extent and scope of natural disaster impacts, both in terms of direct impact on the Company and our supply chain, as well as on our end customers (to include their own supply chain issues as well as end market issues), may not be known for a considerable period of time following the disaster. When any such natural disaster occurs, there can be no assurance that our results of operations may not be materially affected as a result of the impact of the disaster on the Company or on our end customers.

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

We operate a manufacturing facility in Reynosa, Mexico. Certain regions in Mexico have experienced high levels of violence. Any significant disruption of our operations at this facility could materially affect our ability to generate revenues for certain products within our High-Reliability product line. Some of the products that we produce at this facility require certification by the Defense Contract Audit Agency (“DCAA”). As a result of the recent violence in Mexico, the DCAA suspended sending its auditors to Mexico. Onsite audit by DCAA is expected to resume early in our fiscal year 2013. While certification renewal is not expected to be required within the next twelve months, if we are unable to obtain required certification renewals, either directly through the DCAA or through a qualifying third party, our revenues for certain products within our High-Reliability product line could materially decline.

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

Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Belgium, Taiwan, Israel, Canada and Germany. For fiscal year 2012, approximately 59% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal years 2011 and 2010, approximately 49% and 50%, respectively, of our silicon in terms of cost of wafers was supplied by this third-party foundry in China. While our utilization of multiple outside foundries does create some redundancy of fabrication processes, any interruption of supply by one or more of these foundries could materially impact us. We maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

Our ultra-high speed SerDes products and most of our microwave products are dependent on a single fabrication facility, located within the United States, for wafers. Any extended or continued interruption of supply by this supplier facility could materially impact our ability to ship these products to customers. An extended or protracted failure by us to deliver products to customers in accordance with contractual delivery commitments could result in lost business opportunities and may in certain circumstances trigger contractual penalties or other contractual liabilities to customers, including stipulated delay fees and/or the cost differential of substitute products.

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

Product liability claims may be asserted with respect to our technology or products. Our products are typically sold at prices that are significantly lower than the cost of the modules or end-products into which they are incorporated. A defect or failure in our product could give rise to failures in the module or the ultimate end-product, so we may face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved, especially if our customer seeks to recover for damage claims made against it by its own customers. While we maintain some insurance for such events, there can be no assurance that we have obtained a sufficient amount of insurance coverage, and that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims not covered by insurance.

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

Risks Relating to International Operations

We sell and trade with foreign customers, which subjects our business to increased risks

Sales to foreign customers accounted for approximately 80% of net sales in the fiscal year ended January 29, 2012. Sales to our customers located in China (including Hong Kong) and South Korea constituted 38% and 8%, respectively, of net sales for fiscal year 2012. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.

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

From time to time, we do a limited amount of hedging of our foreign exchange exposure. As of or during the year ended January 29, 2012, we had no foreign currency hedging contracts in place. As a means of managing our foreign exchange exposure, we routinely convert U.S. dollars into foreign currency in advance of the expected payment. Any future use of forward contracts to hedge foreign exchange exposure may be required to be marked-to-market each quarter and can create volatility in net income not directly tied to our operating results.

We may be subject to increased tax liabilities and an increased effective tax rate if we need to repatriate funds held by our foreign subsidiaries

As of January 29, 2012, our foreign subsidiaries held approximately $271.4 million of cash, cash equivalents, and short-term investments and $306.6 million of unremitted earnings for which no Federal or State taxes have been provided. If we needed these funds for investment in our domestic operations, any repatriation, such as that which occurred in fiscal year 2010 to partially fund the acquisition of SMI, could result in increased tax liabilities.

In the third quarter of fiscal year 2010, in connection with the acquisition of SMI, we changed our prior assertions regarding the amount of foreign subsidiary earnings that were considered to be permanently reinvested offshore. This change in assertion resulted in a $39.2 million increase in the tax provision for the period ended October 25, 2009 and our effective tax rate for fiscal year 2010 was 97% compared to 5.4% in fiscal year 2012 and 9% in fiscal year 2011. In connection with the acquisition of Gennum in March 2012, we reviewed this prior assertion and concluded that only $50 million of foreign subsidiary earnings were no longer permanently reinvested offshore resulting in $70 million of foreign subsidiary earnings deemed to be permanently reinvested. This change in assertion will result in recording a discrete adjustment to its tax provision in the first quarter of fiscal year 2013. The impact of this change in assertion is expected to result in the recognition of a $23 million tax benefit in the first quarter of fiscal year 2013.

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

Risks Relating to Sales, Marketing and Competition

We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Texas Instruments Inc., Linear Technology Corporation, Maxim Integrated Products Inc., Intersil Inc., Micrel Inc., Advanced Analogic Technologies Inc., Microsemi and Monolithic Power Systems Inc., with respect to our Power Management and High Reliability products; and STMicroelectronics N.V., NXP Semiconductors N.V., Littlefuse, ON Semiconductor Corporation, Protek Devices and Infineon Technologies AG, with respect to our Protection products. Our primary competitors with respect to our Advanced Communication products are Broadcom Corporation, Inphi Corporation, Hittite Microwave Corporation, L3 Communications Holdings Inc., Gallium Arsenide Manufacturers and Internal Solutions. Our primary competitors with respect to our Wireless and Sensing products include Silicon Laboratories, Texas Instruments Inc. and Analog Devices Inc.

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

Concentration of Net Sales - Significant Customers

(percentage of net sales)

	Fiscal Years
	2012	2011	2010
Samsung Electronics (and affiliates)	13%	12%	17%
Frontek Technology Corp	10%	11%	13%

Concentration of Accounts Receivable - Significant Customers

(percentage of net accounts receivable)

	Fiscal Years
	2012	2011
Samsung Electronics (and affiliates)	14%	15%
Frontek Technology Corp	10%	12%
Dragon Technology	11%
Huawei Technologies Co,	11%

In addition to those customers representing greater than 10% of net sales listed above, we had several end-customers in fiscal year 2012 that, on an annual basis, accounted for more than 5% of net sales, but less than 10% of net sales.

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

Most of our authorized distributors, which together represent approximately half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable

In fiscal year 2012, authorized distributors accounted for approximately 44% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2012, our two largest distributors were based in Asia.

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

Additional laws, rules and regulations at the United States federal and relevant foreign levels governing data privacy protections for personal information, and corrupt practices/anti-bribery prohibitions, impact our business in terms of ongoing monitoring of compliance. Legislation and related regulations in the United Kingdom under that country’s Bribery Act could have extra-territorial application of compliance standards that may be inconsistent with comparable United States law, requiring the Company to re-evaluate and amend its compliance programs, policies and initiatives.

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

Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities.

We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at, under or emanating from our facilities or other environmental or natural resource damage.

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union and China are two among a growing number of jurisdictions that have enacted in recent years restrictions on the use of lead, among other chemicals, in electronic products. These regulations affect semiconductor packaging. There is a risk that the cost, quality and manufacturing yields of lead-free products may be less favorable compared to lead-based products or that the transition to lead-free products may produce sudden changes in demand, which may result in excess inventory.

There is also a movement to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo. New U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict” minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stockholders if we are unable to sufficiently verify the origins for all metals used in our products.

Future environmental legal requirements may become more stringent or costly and our compliance costs and potential liabilities arising from past and future releases of, or exposure to, hazardous substances may harm our business and our reputation.

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

We are subject to review by taxing authorities, including the Internal Revenue Service

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). Tax years prior to 2008 (fiscal year 2009) are generally not subject to examination by the IRS except for items with tax attributes that could impact open tax years. Changes to our tax filings could materially impact our tax liabilities and effective tax rate.

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

Government investigations and inquiries from regulatory agencies could lead to enforcement actions, fines, restatement of our financial statements or other penalties and could result in litigation against us.

In the past, we have been subject to government investigations and inquiries from regulatory agencies such as the SEC and we have had to restate our historical financial statements in connection with such inquiry related to our historical stock option practices. We may be subject to government investigations and receive additional inquiries from regulatory agencies in the future, which may lead to enforcement actions, fines or other penalties.

In addition, litigation has often been brought against a company in connection with the announcement of a government investigation or inquiry from a regulatory agency. Such lawsuits could result in the diversion of management's time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

If such government investigations or inquiries result in a restatement of our financial statements, this could delay the filing of our subsequent SEC reports which, in turn, might result in the delisting of our common stock from the NASDAQ Stock Market for failure to meet continued listing requirements.

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

We face risks associated with companies we have acquired in the past and may acquire in the future

We have expanded our operations through strategic acquisitions, such as the acquisition of Sierra Monolithics, Inc. (“SMI”) in December 2009 and Gennum Corporation in March 2012, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions have used and could use in the future a significant portion of our available liquid assets or we could incur debt or issue equity securities to fund acquisitions. Issuance of equity securities could be dilutive to existing shareholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse. We cannot provide any assurance that any acquisition will have a positive impact on our future performance.

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

Our ability to generate the significant amount of cash needed to service our debt obligations or to obtain additional financing depends on many factors beyond our control.

We completed the acquisition of Gennum on March 20, 2012 and entered into senior secured first lien credit facilities in an aggregate principal amount of $350 million as described further under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” Prior to the completion of the acquisition of Gennum, we did not have any material outstanding indebtedness. As a result of the incurrence of such debt, we expect our consolidated interest expense will commence and our ability to make payments on amounts borrowed under our credit facilities, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and, if we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, or seeking additional equity capital. We may not be able to, if required, effect these actions on commercially reasonable terms, or at all. Because of these and other factors beyond our control, we may be unable to pay the interest on or other amounts in respect of our indebtedness.

Restrictive covenants in the credit agreement governing our senior secured first lien credit facilities may restrict our ability to pursue our business strategies.

The credit agreement governing our senior secured first lien credit facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. The credit agreement includes covenants restricting, among other things, our and our subsidiaries’ ability to:

•	incur or guarantee additional debt or issue certain preferred stock;

•	pay dividends or make distributions on our capital stock or redeem, repurchase or retire our capital stock;

•	make certain investments and acquisitions;

•	create liens on our or our subsidiaries’ assets;

•	enter into transactions with affiliates;

•	merge or consolidate with another person or sell or otherwise dispose of substantially all of our assets;

•	make certain payments in respect of other material indebtedness;

•	alter the business that we conduct; and

•	make certain capital expenditures.

Under the credit agreement, we are required to maintain a total leverage ratio and an interest expense coverage ratio. Our ability to meet such financial ratios can be affected by events beyond our control, and we cannot assure you that we will be able to meet such ratios. The credit agreement also contains various covenants and restrictions and a breach of any covenant or restriction could result in a default under our credit agreement. If any such default occurs, the lenders may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. Further, following an event of default under our credit facilities, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If the debt under our credit facilities were to be accelerated, our assets may not be sufficient to repay in full that debt that may become due as a result of that acceleration.

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

We own a 30,000 square foot building in Reynosa, Mexico that supports some of the assembly and production needs of the Power Management and High-Reliability product line.

We lease an approximately 10,000 square foot building in San Diego, California that houses design, test and administrative functions and serves as a development center for our Wireless and Sensing product line. The lease on this facility runs through September 2014, with an option to extend for an additional five years.

Our Redondo Beach, California facilities consist of approximately 26,300 total square feet of leased space which house general offices for business functions relating to certain products of our Advanced Communications product line. The leases on these facilities expire at various times between 2013 and 2015. We also lease approximately 35,000 square feet in Irvine, California which facility houses design, test and administrative functions for our Advanced Communications product line. The leases on the Irvine facilities expire between 2014 and 2015.

We lease a facility in Wil, Switzerland which serves as corporate headquarters for our Semtech International AG subsidiary and houses finance, administrative and other general functions. The lease on this facility runs through June 2019. In addition, we lease office and warehouse space in Neuchatel, Switzerland, the headquarters for our Wireless and Sensing product line. The lease on this facility expires in March, 2016.

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

Item 3.	Legal Proceedings

The descriptions of the legal proceedings in Note 12 to the financial statements included in this report are incorporated by reference to this Item 3.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

During fiscal years 2012 and 2011, our common stock traded on the NASDAQ Global Select Market under the symbol “SMTC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the NASDAQ market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ending January 30, 2011:
First Quarter	$19.43	$14.70
Second Quarter	$18.54	$16.10
Third Quarter	$21.41	$16.24
Fourth Quarter	$24.43	$21.44

Fiscal year ending January 29, 2012:
First Quarter	$28.29	$21.30
Second Quarter	$29.47	$22.88
Third Quarter	$26.23	$19.16
Fourth Quarter	$29.40	$20.45

On March 22, 2012, the reported last sale price of our common stock on the NASDAQ Global Select Market was $28.80 per share.

Holders

As of March 22, 2012, we had 330 holders of record of our common stock.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock during at least the five most recent fiscal years and our Board of Directors has not indicated intent to declare a cash dividend on the common stock in the foreseeable future. The credit agreement governing our senior secured first lien credit facilities entered into in connection with our acquisition of Gennum includes covenants limiting our ability to pay dividends or make distributions on our capital stock.

Purchases of Equity

Information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2012 follows:

Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
November 2011 (10/31/11 - 11/27/11)	479,284	$22.54	479,284	$10.8 million
December 2011 (11/28/11-12/25/11)	403,320	$22.81	403,320	$50.0 million
January 2012 (12/26/11-1/29/12)	—	$—	—	$50.0 million

Total fourth quarter	882,604		882,604

1)	On March 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time through negotiated or open market transactions (“2008 Program”). This stock repurchase program does not have an expiration date. On August 24, 2011, we announced a $36 million expansion of the 2008 Program. On November 30, 2011, we announced an additional $50 million expansion of our existing stock repurchase program.
2)	The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information set forth in Part III, Item 12 of this Form 10-K.

Sales of Unregistered Securities

We did not make any unregistered sales of equity securities during fiscal year 2012.

Performance Graph

This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2007 in (i) the Company’s common stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2007	2008	2009	2010	2011	2012
Semtech	$100	$94	$87	$113	$164	$219
NASDAQ Composite	$100	$96	$61	$88	$110	$116
PHLX SEMICONDUCTOR SECTOR	$100	$77	$45	$68	$95	$89

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

The consolidated statement of income data set forth below for fiscal years 2012, 2011 and 2010 and the consolidated balance sheet data as of the end of fiscal years 2012 and 2011 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this report. The consolidated statement of income data for fiscal years 2009 and 2008 and the consolidated balance sheet data as of the end of fiscal years 2010, 2009 and 2008 are derived from the audited financial statements previously filed with the SEC on Form 10-K.

This information should be read in conjunction with Management’s Discussion and Analysis contained in Item 7 of this report, the audited financial statements and accompanying notes included in Item 8 of this report, and the corresponding items included in our Form 10-K for fiscal years 2011, 2010 and 2009.

The fiscal year ended January 31, 2010 consisted of fifty-three weeks with the extra week falling in the fourth quarter. All other fiscal years presented consisted of fifty-two weeks. Our past results are not necessarily indicative of our future performance.

Income Statement Data

(in thousands, except per share amounts)	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010	January 25, 2009	January 27, 2008
Net Sales	$480,601	$454,502	$286,560	$294,820	$284,790
Cost of Sales	194,956	186,196	130,514	135,233	128,513

Gross Profit	285,645	268,306	156,046	159,587	156,277
Operating costs and expenses:
Selling, general and administrative	100,629	110,404	77,934	75,200	68,924
Product development and engineering	80,577	69,624	44,847	41,405	43,064
Intangible amortization	10,853	9,520	2,348	1,091	1,102

Total operating costs and expenses	192,059	189,548	125,129	117,696	113,090

Operating income	93,586	78,758	30,917	41,891	43,187
Interest and other income, net	593	574	3,054	4,287	15,120

Income before taxes	94,179	79,332	33,971	46,178	58,307
Provision for taxes	5,092	6,760	33,014	8,657	10,524

Net income	$89,087	$72,572	$957	$37,521	$47,783

Earnings per share:
Basic	$1.37	$1.16	$0.02	$0.61	$0.72
Diluted	$1.32	$1.12	$0.02	$0.61	$0.71
Weighted average number of shares used in computing earnings per share:
Basic	65,099	62,339	60,779	61,249	66,424
Diluted	67,350	64,523	61,676	61,999	67,709
Anti-dilutive shares not included in the EPS calculations	625	1,700	8,900	10,600	10,300

Balance Sheet Data

(in thousands)	January 29 2012	January 30 2011	January 31 2010	January 25 2009	January 27 2008
Cash, cash equivalents and investments	$327,665	$258,342	$162,223	$258,815	$213,397
Working capital	360,330	259,873	146,086	279,887	255,562
Total assets	726,321	659,943	514,294	420,795	395,412
Other long-term liabilities	29,151	37,503	35,173	8,960	10,680
Total stockholders’ equity	630,188	528,615	405,741	378,020	348,710

Note 1:	The Company acquired SMI on December 9, 2009 and Leadis Technology Inc. on February 6, 2009. Both of these acquisitions occurred during our fiscal year 2010 with SMI being the more significant of the two. As a result, fiscal year 2011 reflects a full year on these acquisitions in our consolidated statements of income. Refer to Note 7 to the audited consolidated financial statements included in Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally into applications within the high-end consumer, industrial, computing and communications end-markets. The high-end consumer market includes handheld products, tablet computers, set-top boxes, digital televisions, digital video recorders and other consumer equipment. Applications for the industrial market include automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, and other industrial equipment. Computing product markets include desktops, notebooks, servers, graphic boards, monitors, printers, and other computer peripherals. Communications market applications include base stations, optical networks, switches and routers, wireless LAN, and other communication infrastructure equipment. Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel-Lucent, Apple, Inc., Cisco Systems, Inc., Ericsson, Finisar Corporation, Fujitsu, Hamilton Sundstrand, Huawei Technologies Co., Ltd., JDS Uniphase, LG Electronics, Motorola, Nokia Siemens Networks, Oclaro, Opnext, Inc., Phonak International, Research In Motion Limited, Samsung Electronics Co., Ltd., and ZTE Corporation.

We operate our business in one enterprise-wide reportable segment. Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include liberal cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during fiscal year 2012 were 56% of net sales. The remaining 44% of net sales were made through independent distributors.

Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, the United States, Israel, Europe, and Canada. For the fiscal year ended January 29, 2012, approximately 59% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2012 constituted approximately 80% of our net sales. Approximately 75% of foreign sales in fiscal year 2012 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Recent Developments

On March 20, 2012, we announced that we have successfully completed the acquisition of Gennum, a leading supplier of high speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets. In accordance with the terms of the acquisition agreement, the Company acquired all outstanding common shares of Gennum for approximately $510 million. The transaction was financed through cash on hand and $350 million of five-year secured term loans.

On March 20, 2012, we entered into a Credit Agreement with the lenders referred to therein (the “Lenders”) and Jefferies Finance LLC, as administrative agent (the “Credit Agreement”). Pursuant to the Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $350 million (the “Facilities”), consisting of Term A loans in an aggregate principal amount of $100 million (the “Term A Loans”) and Term B loans in an aggregate principal amount of $250 million (the “Term B Loans”).

Gennum’s data communications and video platforms broaden our existing portfolio of high-speed communications platforms. Combining Gennum’s 1Gbps to 25 Gbps signal integrity solutions with our 40 Gbps to 100 Gbps SerDes solutions creates one of the industry’s most complete and robust analog and mixed signal portfolios targeted at the communications and enterprise computing segments. This will enable us to help customers reduce bottlenecks in the access, metro and core networks, as demand for bandwidth continues to escalate. Moreover, Gennum’s strong position in video broadcast and the emerging HD video surveillance market further diversifies our portfolio of high-performance analog semiconductors.

Results of Operations

Fiscal Year 2012 Compared With Fiscal Year 2011

Presented below is our estimate of net sales by end-market.

(fiscal years, in thousands)	January 29, 2012		January 30, 2011
	Net Sales	% total	Net Sales	% total	Change
Computing	$41,716	9%	$42,728	9%	-2%
Communications	186,479	39%	166,419	37%	12%
High-End Consumer	168,520	35%	151,945	33%	11%
Industrial/Other	83,886	17%	93,410	21%	-10%

Net sales	$480,601	100%	$454,502	100%	6%

Net Sales. Net sales for fiscal year 2012 were $480.6 million, an increase of 6% from $454.5 million for fiscal year 2011. Fiscal year 2012 revenues increased driven by strengthening demand in the communications and consumer end markets. Fiscal year 2012 was also impacted by softening global economic conditions that resulted in a reduction in orders of our component products during the fiscal year.

Higher revenue in the communications end market was attributed to the impact of strengthening demand for our 40G and 100G communications infrastructure products in our Advanced Communications product line. Higher revenues in the high-end consumer end market were driven by strengthening demand for Protection products in consumer applications including LCD TVs, smartphones and tablet computers. Computing revenues were roughly flat. Within the industrial category, lower revenue was attributed to softer demand from the military segment in our Power Management and High-Reliability and Advanced Communications product lines.

Gross Profit. Gross profit was $285.6 million and $268.3 million for fiscal years 2012 and 2011, respectively. Our gross margin was 59.4% for fiscal year 2012, up from 59.0% in fiscal year 2011. Gross profit margins for fiscal year 2012 were positively impacted by higher revenues, increased manufacturing volumes and the impact of reduced equity compensation expenses attributed to staffing reductions associated with a reduction in workforce. These factors offset the impact of a higher mix of consumer and computing revenues relative to communications and industrial revenues.

Operating Costs and Expenses.

(fiscal years, in thousands)	January 29, 2012		January 30, 2011
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$100,629	21%	$110,404	25%	(9)%
Product development and engineering	80,577	17%	69,624	15%	16%
Intangible amortization and impairments	10,853	2%	9,520	2%	14%

Total operating costs and expenses	$192,059	40%	$189,548	42%	1%

Selling, General & Administrative Expenses

Selling, general and administrative expenses for fiscal year 2012 decreased by $9.8 million or 9% driven by the reduction in class action lawsuit expenses as the Company settled the litigation in August 2011, and lower equity compensation expenses partially offset by the impact of transaction expenses, reorganization charges and the impact of higher staffing and information technology infrastructure upgrade spending. Approximately $2.9 million of transaction expenses attributed to the acquisition of Gennum and the evaluation of other acquisition candidates were recorded in fiscal year 2012.

Selling, general and administrative expenses for fiscal years 2012 and 2011 include approximately $0.2 million and $13.6 million (net of insurance recoveries of $10 million), respectively, for legal and other professional services incurred in connection with matters related to our historical stock option practices, including the government inquiries, the related litigation, and other associated matters. Fiscal year 2012 includes $2.0 million for expenses attributed to a reorganization plan initiated during the third quarter of fiscal year 2012 which resulted in consolidation of research and development activities and reduction in workforce.

Stock-based compensation expense was $15.8 million and $19.3 million in fiscal years 2012 and 2011, respectively. The year over year decrease in equity compensation was principally driven by staffing reductions associated with our reorganization actions.

Product Development and Engineering Expenses

Product development and engineering expenses for fiscal years 2012 and 2011 were $80.6 million and $69.6 million, respectively or an increase of 16%. The increase in fiscal year 2012 is principally driven by the impact of increased new product and process development expenditures primarily in the Advanced Communications and Protection product lines. In addition, fiscal year 2012 includes a $0.9 million expense associated with the impairment of a new process development initiative.

Intangible Amortization and Impairments

Intangible Amortization, which reflects amortization costs associated with acquired intangibles, increased by $1.3 million in fiscal year 2012 compared to fiscal year 2011, as a result of the impact of impairment charges attributed to assets acquired from Leadis Technology Inc. During the third quarter of fiscal year 2012, we abandoned certain development efforts related to acquired intangible assets and recorded an impairment charge of $2.5 million.

Interest and Other Income, Net. Interest and other income, net was $593,000 for fiscal year 2012, up from $574,000 in fiscal year 2011. For fiscal years 2012 and 2011, the primary source of income was interest from investments offset by loss from foreign currency transactions.

Provision for Taxes. The provision for income taxes was $5.1 million for fiscal year 2012 compared to $6.8 million for fiscal year 2011. The effective tax rates for fiscal year 2012 and fiscal year 2011 were 5.4% and 8.5%, respectively. The rate for fiscal year 2012 reflects the impact of favorable trends in our regional mix of income. We expect our regional income trends to remain favorable. However, certain items which occurred in fiscal year 2012 are not expected to recur in fiscal year 2013. One such item includes a one-time benefit of $3.9 million related to a release of previously recorded reserves for uncertain tax positions, as a result of statutes of limitations for the taxing authority to challenge the positions expiring.

In fiscal year 2012, our tax provision was adversely effected by a net increase to our valuation allowance of $2.1 million. This net increase was primarily the result of utilization concerns related to our California net operating losses due to a projected lower California apportionment in future years.

In fiscal year 2010, we concluded that $120 million of foreign subsidiary earnings were no longer considered to be permanently reinvested offshore. In connection with the acquisition of Gennum in March 2012, we reviewed this prior assertion and concluded that only $50 million of foreign subsidiary earnings were no longer permanently reinvested offshore resulting in $70 million of foreign subsidiary earnings deemed to be permanently reinvested. This change in assertion will result in recording a discrete adjustment to its tax provision in the first quarter of fiscal year 2013. The impact of this change in assertion is expected to result in the recognition of a $23 million tax benefit in the first quarter of fiscal year 2013.

Fiscal Year 2011 Compared With Fiscal Year 2010

Presented below is our estimate of sales by end-market.

(fiscal years, in thousands)	January 30, 2011		January 31, 2010
	Net Sales	% total	Net Sales	% total	Change
Computing	$42,728	9%	$40,875	14%	5%
Communications	166,419	37%	66,038	23%	152%
High-End Consumer	151,945	33%	113,240	40%	34%
Industrial/Other	93,410	21%	66,407	23%	41%

Net sales	$454,502	100%	$286,560	100%	59%

Net Sales. Net sales for fiscal year 2011 were $454.5 million, an increase of 59% from $286.6 million for fiscal year 2010. While fiscal year 2011 revenue increased significantly on strengthening demand across the majority of our product lines, revenues also benefited from the impact of the addition of the full-year of SMI acquisition related revenues; whereas fiscal year 2010 only reflected SMI acquisition related revenues for the period of December 10, 2009 through January 31, 2010. The acquisition of SMI provided us with products that shared similar business processes, markets and intellectual property. Post-acquisition, we quickly took actions to fully integrate SMI into our operations. Fiscal year 2010 was also impacted by deteriorating global economic conditions that resulted in a significant reduction in orders of our component products during the first half of the fiscal year. Demand and orders increased during the second half of fiscal year 2010 as business conditions began to improve. Revenues in the fourth quarter of fiscal year 2010 also benefited from an extra week in the fiscal quarter.

Higher revenue in the communications end market was driven by higher unit volumes of Advanced Communications products, including the benefits from the unit volumes attributable to the acquired SMI business, and Power Management products. Higher revenues in the high-end consumer end market were driven by strengthening demand for Protection products. The reduction in computing revenues was attributed to the overall softness in the macro-economy and the strategy to exit lower margin areas of the computing end market. Within the industrial category, lower revenue was attributed to the overall softness in the macro-economy and the impact of a slowdown in military funding which impacted the Power Management and High-Reliability product group.

Gross Profit. Gross profit was $268.3 million and $156 million for fiscal years 2011 and 2010, respectively. Our gross margin was 59.0% for fiscal year 2011, up from 54.5% in fiscal year 2010. Gross profit margins for fiscal year 2011 were positively impacted by product revenue mix attributed to the higher mix of communications and industrial revenues and a lower mix of high-end consumer and computing revenues relative to fiscal year 2010. The contribution of new Power Management product revenue from our Power Management and High-Reliability product line also helped fiscal year 2011 gross margins.

Operating Costs and Expenses.

Operating Costs & Expenses

(fiscal years, in thousands)	January 30, 2011		January 31, 2010
	Costs/Exp.	% sales	Costs/Exp.	% sales	Change
Selling, general and administrative	$110,404	25%	$77,934	27%	42%
Product development and engineering	69,624	15%	44,847	16%	55%
Intangible Amortization	9,520	2%	2,348	1%	305%

Total operating costs and expenses	$189,548	42%	$125,129	44%	51%

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2011 increased by $32.5 million or 42%. Stock-based compensation expense was $19.3 million and $13.6 million in fiscal years 2011 and 2010, respectively. The year over year increase in equity compensation was principally driven by the impact of inducement and replacement awards issued to employees that joined the Company as a result of the SMI acquisition. This was partially offset by a reduction in stock-based compensation in fiscal year 2009 which benefited from the reversal of $1.7 million of expense attributable to performance grants that are not expected to vest. Selling, general and administrative expenses for fiscal year 2011 includes approximately $4 million of transaction and integration expenses attributed to the acquisition of SMI. Selling, general administrative expenses were partially offset by an insurance recovery in the amount of approximately $1.4 million related to the fire at our Reynosa, Mexico manufacturing facility in fiscal year 2009. These expenses were partially offset by reduced selling and marketing expenses.

Selling, general and administrative expenses for fiscal years 2011 and 2010 include approximately $13.6 million (net of insurance recoveries of $10 million) and $3.3 million, respectively, for legal, accounting, tax and other professional services in connection with matters related to our historical stock option practices, including the government inquiries, the related litigation, and other associated matters. Included in the fiscal year 2010 expense is a $10 million charge related to a settlement offer that was extended to the plaintiffs in the class action lawsuit. These expenses also include claims for advancement of legal expenses to current and former directors, officers and employees.

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

Interest and Other Income, Net. Interest and other income, net was $0.6 million for fiscal year 2011, down from $3.1 million in fiscal year 2010. For fiscal years 2011 and 2010, the primary source of income was interest from investments and secondarily, gain (loss) from foreign currency transactions, gain/ (loss) on sale of assets, and insurance proceeds recorded as other income.

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

Provision for Taxes. The provision for income taxes was $6.8 million for fiscal year 2011 compared to $33 million for fiscal year 2010. The effective tax rates for fiscal year 2011 and fiscal year 2010 were 8.5% and 97.2%, respectively. The rate for fiscal year 2011 reflects the impact of favorable trends in our regional mix of income. In addition to favorable trends in regional revenue distribution, other key drivers in fiscal year 2011 were high levels of expense related to the class action lawsuit, including the additional $10.0 million of expense that was recorded in the fourth quarter of fiscal year 2011 (to reflect the agreement in principle to settle the class action lawsuit).

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

As of January 29, 2012, our total shareholders’ equity was $630.2 million. At that date we also had approximately $310.1 million in cash and short-term investments, as well as $17.5 million in long-term investments. We have no outstanding debt as of January 29, 2012.

On March 20, 2012, we entered into a Credit Agreement with the Lenders and Jefferies Finance LLC, as administrative agent. Pursuant to the Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $350 million, consisting of Term A loans in an aggregate principal amount of $100 million and Term B loans in an aggregate principal amount of $250 million. The Facilities mature on March 20, 2017. A portion of the proceeds of the Facilities were used to finance the acquisition of Gennum.

Interest on the Term A Loan accrues, at our option, at a rate per annum equal to the Base Rate (as defined below) plus a margin ranging from 1.50% to 1.75% depending upon our consolidated leverage ratio or LIBOR for an interest period to be selected by us plus a margin ranging from 2.50% to 2.75% depending upon our consolidated leverage ratio. Interest on the Term B Loan accrues, at our option, at a rate per annum equal to the Base Rate (subject to a floor of 2.00%) plus a margin of 2.25% or LIBOR for an interest period to be selected by us (subject to a floor of 1.00%) plus a margin of 3.25%. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate, (b)  1/2 of 1% above the federal funds effective rate and (c) one-month LIBOR plus 1%.

Subject to certain customary exceptions, all obligations under the Facilities are unconditionally guaranteed by each of our existing and subsequently acquired or organized direct and indirect domestic subsidiaries (the “Guarantors”). The obligations and the Guarantors in respect of the Facilities are secured by a first priority security interest in substantially all of the assets of Semtech and the Guarantors, subject to certain customary exceptions.

Our primary sources and uses of cash during the comparative fiscal years are presented below:

	Fiscal Years Ended
(in millions)	January 29, 2012	January 30, 2011	January 31, 2010
Sources of Cash
Operating activities, including working capital changes	$99.8	$93.8	$83.3
Proceeds from exercise of compensatory stock plans, including tax benefits	45.0	30.7	11.7
Proceeds (purchases) from sale of investments, net	38.4	(57.8)	29.9

Total sources of cash	$183.2	$66.7	$124.9

Uses of Cash
Capital expenditures, net of sale proceeds (excluding land sale)	$(21.5)	$(25.5)	$(8.6)
Repurchase of common stock	(50.7)	(2.8)	(2.9)
Purchase of software licenses	(3.0)	—	—
Acquisition, net of cash acquired	—	—	(178.1)
Repayment of long-term debt	—	—	(2.4)

Total uses of cash	$(75.2)	$(28.3)	$(192.0)

Net increase (decrease) in cash and cash equivalents	$108.0	$38.4	$(67.1)

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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 29, 2012, our foreign subsidiaries held approximately $271.4 million of cash, cash equivalents, and short-term investments compared to 165.7 million at January 30, 2011. If we needed these funds for investment in domestic operations, any repatriation, such as that which occurred in fiscal year 2010 to partially fund the acquisition of SMI, could result in increased tax liabilities.

One of our primary goals is to constantly improve the cash flows from our existing business activities. Our cash, cash equivalents and investments noted above, give us the flexibility to leverage our free cash flow to return value to shareholders (in the form of stock repurchases) while also pursuing business improvement opportunities.

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

Capital expenditures, net proceeds from disposals, were $21.5 million for fiscal year 2012 compared to 25.5 million for fiscal year 2011.

Financing Activities

Cash provided by financing activities is primarily attributable to the proceeds from stock option exercises offset by the repurchase of common stock under our stock repurchase program and the payment of statutory tax withholding obligations related to the vesting of restricted stock, and stock repurchases.

For fiscal year 2012, cash from the exercise of stock options were $42.7 million compared with $29.8 million in fiscal year 2011.

We do not directly control the timing of the exercise of stock options. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and the expiration dates of stock awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control. We believe that such proceeds will remain an important secondary source of cash after cash flow from operating activities.

We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. In fiscal year 2012, we repurchased 2.3 million shares under this program for $50 million. In fiscal year 2011, we repurchased 75,000 shares under this program for $1.3 million. On August 24, 2011 we announced a $36 million expansion of our existing stock repurchase program. Refer to Exhibit 99.1 of our current report on Form 8-K files with the SEC on August 24, 2011 for the complete announcement. On November 30, 2011 we announced an additional $50 million expansion of our existing stock repurchase program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on November 30, 2011 for the complete announcement.

In addition to the stock repurchase program, shares valued at $0.7 million and $1.6 million were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in fiscal years 2012 and 2011, respectively.

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

Noted below under “Contractual Obligations” are various commitments we have associated with our business, such as lease commitments and open purchase obligations, which are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 29, 2012.

Contractual Obligations

Presented below is a summary of our contractual obligations as of January 29, 2012.

	Payments due by period (1)
(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating leases	$5,198	$5,929	$1,368	$261	$12,756
Open capital purchase commitments	1,288	—	—	—	1,288
Other open purchase commitments	23,831	—	—	—	23,831
Other vendor commitments	—	—	—	—	—
Deferred compensation	901	983	594	8,645	11,123
Other long-term liabilities	—	6,770	—	—	6,770

Total contractual cash obligations	$31,218	$13,682	$1,962	$8,906	$55,768

(1)	The table above excludes the $350 million term loan entered into on March 20, 2012 to finance the Gennum acquisition.

Capital purchase commitments, other open purchase commitments and other vendor commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 29, 2012, as we have not yet received the related goods or taken title to the property.

We maintain a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $11.1 million as of January 29, 2012 and $10.2 million as of January 30, 2011, and is included in accrued liabilities and other long-term liabilities on the balance sheet and in the table above. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.

We have purchased whole life insurance on the lives of some of our current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of our costs of the deferred compensation plan. The cash surrender value of our Company-owned life insurance was $10.2 million as of January 29, 2012 and $6.1 million as of January 30, 2011, and is included in other assets.

We have $13.8 million of accrued taxes for uncertain tax positions. We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.5 million within twelve months as a result of expiring statutes.

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

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements, included in Item 8, of this report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

After determining the fair value of our available-for-sale investments, unrealized gains or losses on these investments are recorded to other comprehensive income, until either the investment is sold or we determine that a decline in value is other-than-temporary. Determining whether a decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider: the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause us to believe that the debt instrument will not mature and be paid in full; and our ability and intent to hold the investment to maturity. If management decides not to hold an investment until maturity, it may result in the recognition of other-than-temporary impairment.

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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The deferred gross margin does not include any adjustments for sales returns. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred Revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2012 or fiscal year 2011.

The following table summarizes the deferred net revenue balance:

Deferred revenue
(in thousands)
	January 29, 2012	January 30, 2011
Deferred revenue	$4,964	$6,369
Deferred cost of revenue	1,243	1,560

Deferred revenue, net	$3,721	$4,809

Deferred product design and engineering recoveries	132	211

Total deferred revenue	$3,853	$5,020

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

Contingencies and Litigation

We record accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Individually significant contingent losses are accrued when probable and reasonably estimable.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The amount we accrue is based on reviews by outside counsel, in-house counsel and management and some of the significant factors considered in the review of these reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of accrued reserves would represent our best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. We will continue to monitor our legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

At January 29, 2012, our accrued liabilities in connection with an environmental matter include approximately $58,000 of fees payable in connection with pending testing and monitoring activities at the site. While it is reasonably possible that losses exceeding the amounts already accrued may be incurred, because of the uncertainties associated with environmental assessment and the remediation activities, we have concluded that we are unable to reasonably estimate a range of potential expenses, if any, of future site clean-up costs that may be directed by the regulatory agency following the current site assessments and surveys. However, any such potential expenses are not expected to be material to our financial statements, as a whole. See Note 12 “Commitments and Contingencies.”

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

Impairment of Goodwill, Other Intangibles and Long-Lived Assets

We test goodwill and other indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. For our annual impairment review, we primarily use a multi-period excess earnings approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of the assets. Our assumptions incorporate judgments as to the price received to sell a reporting unit as a whole in an orderly transaction between market participants at the measurement date. Considering the integration of our operations, we have assumed that the highest and best use of a reporting unit follows an “in-use” valuation premise. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period.

In fiscal years 2012 and 2011, we reorganized our reporting structure in a manner that changed the composition of our reporting units. As a result of the change in fiscal year 2011, the goodwill associated with Xemics SA and Sierra Monolithics Inc. acquisitions have been aggregated. As of January 30, 2011 all of the goodwill reported was associated with the Advanced Communications and Sensing reporting unit.

In fiscal year 2012, the components of the Advanced Communications and Sensing reporting unit were split into two reporting units consisting of the Advanced Communications and the Wireless and Sensing reporting units. As a result of the change, in fiscal year 2012, goodwill was reassigned to the reporting units affected using a relative fair value allocation approach. Subsequent to the reorganization in the fourth quarter of fiscal year 2012, the goodwill associated with the Advanced Communications and Sensing reporting unit was reassigned such that 10% of goodwill is allocated to the Wireless and Sensing reporting unit and 90% of the goodwill is allocated to the Advanced Communications reporting unit. The measurement date used to reassign goodwill was November 30, 2011. In connection with the reorganizations in fiscal year 2012 and 2011, the Company assessed whether an indicator of impairment existed prior to the reorganizations and concluded that no such indicators were present in fiscal year 2012 and 2011.

Goodwill was tested for impairment as of November 30, 2011, the date of the Company’s annual impairment review. The Company concluded that the fair value of this reporting unit exceeded the carrying value and no impairment existed. Our analysis included sensitivity analysis of key assumptions such as a 10% increase in the weighted-average cost of capital, a 10% increase in the effective tax rate or a 5% decline in our compound annual growth rate noting the fair value of the goodwill associated with the Advanced communications and Sensing reporting unit exceeded the carrying value and no impairment existed.

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

We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Generally, to the extent we change a valuation allowance; the change is recorded through the tax provision in the statement of operations. Management periodically evaluates our deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, we consider projected taxable income. The most significant assumptions used in preparing projections of taxable income include forecasting the levels of income by region and the amount of deductible stock based compensation.

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

In general, the amount of taxes we pay will differ from our reported tax provision as a result of differences between accounting for income under U.S. GAAP and accounting for taxable income. Typical book-tax differences include expense related to equity compensation, deemed dividends, depreciation, litigation expense and amortization of intangible assets. As a result of these book-tax differences, our tax payments are expected to exceed our tax provision during the next three years.

For intra-entity differences between the tax basis of an asset in the buyer’s tax jurisdiction and their cost as reported in the consolidated financial statements, we do not recognize a deferred tax asset. Income taxes paid on intra-entity profits on assets remaining within the group are accounted for as prepaid taxes.

In fiscal year 2010, we concluded that $120 million of foreign subsidiary earnings were no longer considered to be permanently reinvested offshore. In connection with the acquisition of Gennum, we reviewed this prior assertion and concluded that only $50 million of foreign subsidiary earnings were no longer permanently reinvested offshore. This change in assertion will result in recording a discrete adjustment to its tax provision in the first quarter of fiscal year 2013. The impact of this change in assertion is expected to result in the recognition of a $23 million tax benefit in the first quarter of fiscal year 2013.

New Accounting Standards

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

All of our foreign sales, which amounted to $384.5 million in fiscal year 2012, are denominated in United States dollars. Currency exchange rate fluctuations in foreign countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

For fiscal year 2012, we spent approximately $3.2 million in British Pound Sterling, $18.4 million in Swiss Francs, $3.5 million in Euros and $6.2 million in Mexican Pesos for operating expenses.

In general, we purchase foreign currencies on a spot basis as needed to fund local operations. As of January 29, 2012, we held cash funds of $0.2 million denominated in British Pound Sterling, $0.4 million denominated in Swiss Francs, $0.2 million denominated in Euros and $.5 million denominated in Mexican Pesos. We did not hold a significant amount of other foreign currencies. If rates of these foreign currencies were to strengthen or weaken relative to the U.S. dollar, we would realize gains or losses in converting these funds back into U.S. dollars.

Interest Rate and Market Risk

As of January 29, 2012, we had no long-term debt outstanding.

On March 20, 2012, we entered into a Credit Agreement with the Lenders and Jefferies Finance LLC, as administrative agent. Pursuant to the Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $350 million, consisting of Term A loans in an aggregate principal amount of $100 million and Term B loans in an aggregate principal amount of $250 million. The Facilities mature on March 20, 2017. A portion of the proceeds of the Facilities were used to finance the acquisition of Gennum.

Interest on the Term A Loan accrues, at our option, at a rate per annum equal to the Base Rate (as defined below) plus a margin ranging from 1.50% to 1.75% depending upon our consolidated leverage ratio or LIBOR for an interest period to be selected by us plus a margin ranging from 2.50% to 2.75% depending upon our consolidated leverage ratio. Interest on the Term B Loan accrues, at our option, at a rate per annum equal to the Base Rate (subject to a floor of 2.00%) plus a margin of 2.25% or LIBOR for an interest period to be selected by us (subject to a floor of 1.00%) plus a margin of 3.25%. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate, (b) ½ of 1% above the federal funds effective rate and (c) one-month LIBOR plus 1%.

Subject to certain customary exceptions, all obligations under the Facilities are unconditionally guaranteed by each of our existing and subsequently acquired or organized direct and indirect domestic subsidiaries (the “Guarantors”). The obligations and the Guarantors in respect of the Facilities are secured by a first priority security interest in substantially all of the assets of Semtech and the Guarantors, subject to certain customary exceptions.

Interest rates affect our return on excess cash and investments. As of January 29, 2012, we had $227 million of cash and cash equivalents and $100.6 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $1.2 million in fiscal year 2012. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Semtech Corporation

We have audited Semtech Corporation and subsidiaries’ internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Semtech Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting set forth in Item 9A of this Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Semtech Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semtech Corporation and subsidiaries as of January 29, 2012 and January 30, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2012 and the financial statement schedule listed in the Index at Item 15(a) (2) of Semtech Corporation and subsidiaries and our report dated March 29, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Westlake Village, California

March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Semtech Corporation

We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries as of January 29, 2012 and January 30, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation and subsidiaries at January 29, 2012 and January 30, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Semtech Corporation and subsidiaries’ internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Westlake Village, California

March 29, 2012

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share)

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Net Sales	$480,601	$454,502	$286,560
Cost of Sales	194,956	186,196	130,514

Gross Profit	285,645	268,306	156,046

Operating costs and expenses:
Selling, general and administrative	100,629	110,404	77,934
Product development & engineering	80,577	69,624	44,847
Intangible amortization and impairments	10,853	9,520	2,348

Total operating costs and expenses	192,059	189,548	125,129

Operating income	93,586	78,758	30,917

Interest and other income, net	593	574	3,054

Income before taxes	94,179	79,332	33,971
Provision for taxes	5,092	6,760	33,014

NET INCOME	$89,087	$72,572	$957

Earnings per share:
Basic	$1.37	$1.16	$0.02
Diluted	$1.32	$1.12	$0.02
Weighted average number of shares used in computing earnings per share:
Basic	65,099	62,339	60,779
Diluted	67,350	64,523	61,676

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 29, 2012 AND JANUARY 30, 2011

(In thousands, except share data)

	January 29, 2012	January 30, 2011
Current Assets
Cash and cash equivalents	$227,022	$119,019
Temporary investments	83,121	112,237
Accounts receivable, less allowances of $3,594 at January 29, 2012 and $4,597 at January 30, 2011	49,644	50,610
Inventories	46,995	47,719
Deferred tax assets	5,339	13,369
Other current assets	15,191	10,744

Total current assets	427,312	353,698
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $85,393 at January 29, 2012 and $77,243 at January 30, 2011	69,713	56,778
Investments, maturities in excess of 1 year	17,522	27,086
Goodwill	129,651	129,651
Other intangibles, net	66,720	74,823
Other assets	15,403	17,907

TOTAL ASSETS	$726,321	$659,943

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$26,699	$29,629
Accrued liabilities	32,389	55,842
Deferred revenue	3,853	5,020
Deferred tax liabilities	4,041	3,334

Total current liabilities	66,982	93,825
Non-current liabilities
Deferred tax liabilities	1,000	11,120
Other long-term liabilities	28,151	26,383
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 64,964,780 outstanding on January 29, 2012 and 78,136,144 issued and 63,927,740 outstanding on January 30, 2011	785	785
Treasury stock, at cost, 13,171,364 shares as of January 29, 2012 and 14,208,404 shares as of January 30, 2011	(225,822)	(232,267)
Additional paid-in capital	358,327	352,078
Retained earnings	496,363	407,276
Accumulated other comprehensive income	535	743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$726,321	$659,943

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Number of Shares	Amount
Balance at January 25, 2009	60,287,427	$784	$338,603	$333,747	$(295,844)	$730	$378,020
Comprehensive income:
Net income	—	—	—	957	—	—	957
Change in net unrealized holding gain on available-for-sale investments	—	—	—	—	—	83	83
Translation adjustment	—	—	—	—	—	5	5

Comprehensive income	—	—	—	—	—		1,045
Acquisition consideration, exchanged options	—	—	458	—	—	—	458
Stock-based compensation	—	—	18,977	—	—	—	18,977
Repurchase of outstanding common stock	(206,350)	—	—	—	(2,931)	—	(2,931)
Treasury stock reissued	1,154,938	—	(8,181)	—	19,469	—	11,288
Shares issued under equity award plans	25,000	—	—	—	—	—	—
Tax benefit from stock based compensation	—	—	(1,116)	—	—	—	(1,116)

Balance at January 31, 2010	61,261,015	$784	$348,741	$334,704	$(279,306)	$818	$405,741
Comprehensive income:							—
Net income	—	—	—	72,572	—	—	72,572
Change in net unrealized holding gain on available-for-sale investments	—	—	—	—	—	(76)	(76)
Translation adjustment	—	—	—	—	—	1	1

Comprehensive income	—	—	—	—	—	—	72,497
Stock-based compensation	—	—	24,204	—	—	—	24,204
Repurchase of outstanding common stock	(164,636)	—	—	—	(2,819)	—	(2,819)
Treasury stock reissued	2,825,111	—	(19,169)	—	49,858	—	30,689
Shares issued under equity award plans	6,250	1	—	—	—	—	1
Tax benefit from stock based compensation	—	—	(1,698)	—	—	—	(1,698)

Balance at January 30, 2011	63,927,740	$785	$352,078	$407,276	$(232,267)	$743	$528,615
Comprehensive income:
Net income	—	—	—	89,087	—	—	89,087
Change in net unrealized holding gain on available-for-sale investments	—	—	—	—	—	(204)	(204)
Translation adjustment	—	—	—	—	—	(4)	(4)

Comprehensive income	—	—	—	—	—	—	88,879
Stock-based compensation	—	—	19,068	—	—	—	19,068
Repurchase of outstanding common stock	(2,279,526)	—	—	—	(50,665)	—	(50,665)
Treasury stock reissued	3,316,566	—	(15,264)	—	57,110	—	41,846
Shares issued under equity award plans	—		—	—	—	—	—
Tax benefit from stock based compensation	—	—	2,445	—	—	—	2,445

Balance at January 29, 2012	64,964,780	$785	$358,327	$496,363	$(225,822)	$535	$630,188

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Cash flows from operating activities:
Net income	$89,087	$72,572	$957
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18,543	16,448	8,357
Deferred income taxes	(2,023)	3,184	17,427
Impairment of acquired intangible assets	2,470	—	—
Stock-based compensation	24,020	29,010	19,935
Excess tax benefits on stock based compensation	(2,279)	(891)	(493)
Loss (Gain) on disposition of property, plant and equipment	1,022	69	(139)

Changes in assets and liabilities:
Accounts receivable, net	966	(19,447)	2,665
Inventories	676	(14,016)	4,269
Prepaid expenses and other assets	(7,068)	(540)	(364)
Accounts payable	(3,354)	5,986	10,686
Accrued liabilities	(26,017)	13,434	10,194
Deferred revenue	(1,167)	1,744	(180)
Income taxes payable and prepaid taxes	4,962	(16,702)	8,850
Other liabilities	(6)	2,950	1,160

Net cash provided by operations	99,832	93,801	83,324

Cash flows from investing activities:
Purchase of available-for-sale investments	(93,330)	(168,802)	(245,187)
Proceeds from sales and maturities of available-for-sale investments	131,748	110,987	275,056
Proceeds from sale of property, plant and equipment	46	76	108
Purchases of property, plant and equipment	(21,564)	(25,537)	(8,682)
Purchase of intangible assets	(3,000)	—	—
Acquisitions, net of cash acquired	—	—	(178,061)

Net cash provided by (used in) investing activities	13,900	(83,276)	(156,766)

Cash flows from financing activities:
Excess tax benefit received on stock options	2,279	891	493
Exercise of stock options	42,661	29,823	11,288
Repurchase of outstanding common stock	(50,665)	(2,819)	(2,931)
Repayment of debt	—	—	(2,450)

Net cash (used in) provided by financing activities	(5,725)	27,895	6,400
Effect of exchange rate (decrease) increase on cash and cash equivalents	(4)	1	(26)

Net increase (decrease) in cash and cash equivalents	108,003	38,421	(67,068)
Cash and cash equivalents at beginning of period	119,019	80,598	147,666

Cash and cash equivalents at end of period	$227,022	$119,019	$80,598

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

Historically, the Company’s results have reflected some seasonality, with demand levels generally being higher in the computer and high-end consumer products groups during the third and fourth quarters of the Company’s fiscal year in comparison to the first and second quarters.

Fiscal Year

The Company reports results on the basis of 52 and 53 week periods. The Company’s fiscal year ends on the last Sunday of January. The fiscal years ended January 29, 2012 and January 30, 2011 both consisted of 52 weeks. The fiscal year ended January 31, 2010 consisted of 53 weeks with the extra week occurring in the fourth quarter of the year.

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

Impairment of Goodwill, Other Intangible and Long-Lived Assets

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

We record impairment losses on long-lived and finite-lived intangible assets used in operations when indicators of impairment are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets.

In fiscal years 2012, 2011 and 2010, the Company’s impairment reviews indicated that no goodwill impairment existed as of the testing date. See Note 8 for more information.

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

The estimated deferred gross margins on these sales, where there are no outstanding receivables, are recorded on the Consolidated Balance Sheet under the heading of “Deferred revenue.” The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in fiscal year 2012 or fiscal year 2011.

The following table summarizes the deferred revenue balance:

(in thousands)	January 29, 2012	January 30, 2011
Deferred revenues	$4,964	$6,369
Deferred cost of revenues	1,243	1,560

Deferred revenue, net	$3,721	$4,809

Deferred product design and engineering recoveries	132	211

Total deferred revenue	$3,853	$5,020

Cost of Sales

Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.

Sales and Marketing

The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $285,000, $232,000 and $249,000 for fiscal years 2012, 2011 and 2010, respectively.

Product Development and Engineering

Product development and engineering costs are charged to expense as incurred. Recoveries from nonrecurring engineering services are recorded as an offset to product development expense incurred in support of this effort since these activities do not represent an earnings process core to the Company’s business and serve as a mechanism to partially recover development expenditures.

The Company received approximately $5.7 million, $11.7 million and $2.7 million in fiscal years 2012, 2011 and 2010, respectively for nonrecurring engineering services.

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

As part of the process of preparing the Company’s consolidated financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company changes its valuation allowance in a period; the change is generally recorded through the tax provision on the Consolidated Statements of Income. See Note 11 for further discussion of income taxes.

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

For intra-entity differences between the tax basis of an asset in the buyer’s tax jurisdiction and their cost as reported in the consolidated financial statements, we do not recognize a deferred tax asset. Income taxes paid on intra-entity profits on assets remaining within the group are accounted for as prepaid taxes. Prepaid taxes are reported in “Other current assets” and “Other assets” in our Consolidated Balance Sheets.

Comprehensive Income

Comprehensive income is the change in stockholders’ equity that is not the result of investments by or distributions to stockholders. The components of comprehensive income, net of tax, were as follows:

	Fiscal year ended
(in thousands)	January 29, 2012	January 30, 2011	January 31, 2010
Net income	$89,087	$72,572	$957
Change in net unrealized holding (loss) gain on available-for-sale investments	(204)	(76)	83
Gain for translation adjustment	(4)	1	5

Total comprehensive income	$88,879	$72,497	$1,045

Gain realized upon reclassification from Comprehensive income	$5	$—	$217

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

Transaction gains and losses resulting from the re-measurement or settlement of assets and liabilities denominated in foreign currencies are included in the determination of net income and have not been significant.

Stock-Based Compensation

The Company has various equity award plans (“Plans”) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 29, 2012, the Company has granted stock option awards (“Options”), restricted stock awards (“RSA”), and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.

Earnings per Share

The computation of basic and diluted earnings per common share was as follows:

	Fiscal Year Ended
(in thousands, except per share amounts)	January 29, 2012	January 30, 2011	January 31, 2010
Net income	$89,087	$72,572	$957

Weighted average common shares outstanding - basic	65,099	62,339	60,779
Dilutive effect of employee equity incentive plans	2,251	2,184	897

Weighted average common shares outstanding - diluted	67,350	64,523	61,676

Basic earnings per common share	$1.37	$1.16	$0.02
Diluted earnings per common share	$1.32	$1.12	$0.02

Anti-dilutive shares not included in the above calculations	625	1,700	8,900

A basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stocks outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

Contingencies

The Company accrues an undiscounted liability for contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

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

As of January 29, 2012, all of the Company’s long-term investments mature on various dates through fiscal year 2015.

The following table summarizes the Company’s investments:

	January 29, 2012			January 30, 2011
(in thousands)	Market Value	Adjusted Cost	Unrealized Gain	Market Value	Adjusted Cost	Unrealized Gain
Agency securities	$26,132	$26,110	$22	$54,747	$54,658	$89
Corporate issues	4,511	4,484	27	16,576	16,354	222
Bank time deposits	70,000	70,000	—	68,000	68,000	—

Total Investments	$100,643	$100,594	$49	$139,323	$139,012	$311

Agency securities are specific securities that are issued by United States government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.

The following table summarizes the maturities of the Company’s investments at the end of fiscal years 2012 and 2011:

	January 29, 2012		January 30, 2011
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$83,121	$83,085	$112,237	$112,077
1 year through 5 years	17,522	17,509	27,086	26,935

Total Investments	$100,643	$100,594	$139,323	$139,012

Unrealized gains (losses) are the result of fluctuations in the market value of the Company’s investments and are included in “Accumulated other comprehensive income” on the Consolidated Balance Sheets. The following table summarizes unrealized gains (losses) in addition to the tax associated with these comprehensive income items:

	Fiscal year ended
(in thousands)	January 29, 2012	January 30, 2011	January 31, 2010
Unrealized (loss) gain, net of tax	$(204)	$(76)	$83
(Decrease) increase to deferred tax liability	(58)	(41)	26

The following table summarizes interest income generated from investments and cash and cash equivalents:

	Fiscal year ended
(in thousands)	January 29, 2012	January 30, 2011	January 31, 2010
Interest income	$1,213	$1,051	2,035

Note 4. Fair Value Measurements

All items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements were based on the use of Level 2 inputs and consisted of the following:

	Fair Value as of January 29, 2012			Fair Value as of January 30, 2011
(in thousands)	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Agency securities	$26,132	—	$26,132	$54,747	—	54,747
Corporate issues	4,511	—	4,511	16,576	—	16,576
Bank time deposits	70,000	—	70,000	68,000	—	$68,000

	$100,643	$—	$100,643	$139,323	$—	$139,323

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

The Company’s fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A/A2. The Company previously classified these investments as Level 1 because it did not make adjustments to the prices obtained from the Service. Since the Company values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, the Company began classifying all of its fixed income available-for-sale securities as Level 2 in the second quarter of fiscal year 2012. The Company also reflected the reclassification of the January 30, 2011 balances as being measured based on Level 2 inputs rather than Level 1 as reflected on the Company’s Form 10-K filing for the year ended January 30, 2011. Using Level 2 inputs did not change the recorded fair values reflected in securities measured on January 30, 2011 and thus had no effect on the Company’s previously reported financial position, results from operations, or cash flows.

Note 5. Inventories

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	January 29, 2012	January 30, 2011
Raw materials	$4,871	$5,070
Work in progress	30,884	27,763
Finished goods	11,240	14,886

Inventories	$46,995	$47,719

Note 6. Property, Plant and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation:

(in thousands)	January 29, 2012	January 30, 2011
Property	$5,991	$5,991
Buildings	18,580	18,485
Leasehold improvements	5,768	2,718
Machinery and equipment	98,895	82,152
Furniture and office equipment	23,428	20,081
Construction in progress	2,444	4,594

Property, plant and equipment, gross	155,106	134,021
Less accumulated depreciation and amortization	(85,393)	(77,243)

Property, plant and equipment, net	$69,713	$56,778

The amount of equipment and machinery that are consigned to a foundry in China is $9.4 million and $7.2 million as of January 29, 2012 and January 30, 2011, respectively.

The following table summarizes depreciation and amortization expense for property, plant and equipment:

	Fiscal Year Ended
(in thousands)	January 29, 2012	January 30, 2011	January 31, 2010
Depreciation and amortization expense	$9,900	$6,900	6,000

Note 7. Acquisitions

Sierra Monolithics, Inc.

On December 9, 2009, the Company acquired all outstanding equity interests of Sierra Monolithics, Inc. (‘SMI”), a supplier of analog and mixed-signal integrated circuit solutions for optical communications, wireless and microwave/millimeter wave applications. Under the terms of the acquisition, the Company paid an aggregate of $180 million in cash in exchange for all the outstanding shares of SMI common and preferred stock, as well as all vested stock options.

The Company recognized approximately $4 million of acquisition related costs that were expensed in the third and fourth quarters of fiscal year 2010. These costs are included in the Consolidated Statements of Income for the period ended January 31, 2010 under “Selling, general and administrative.”

For fiscal year 2010, net revenues attributable to SMI since the acquisition date were $6.1 million and net loss was $2.1 million.

Pro Forma Financial Information

The results of operations of SMI have been included in the Company’s Consolidated Statements of Income since the acquisition date of December 9, 2009. The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place at the beginning of the period, after giving effect to certain adjustments including the following for the fiscal year ended January 31, 2010:

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

Pro-forma Unaudited Consolidated Results of Operations

(in thousands)

January 31, 2010
(unaudited)
Revenue	$325,933
Net income (loss)	(9,196)

The pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated at the beginning of the period presented nor of the results which may occur in the future.

Leadis Technology Inc.

On February 6, 2009, the Company acquired certain assets, comprising a business line, from Leadis Technology Inc. The acquired assets were in the development stage. The acquisition date fair value of the consideration transferred was $2.3 million. No additional consideration is due under the acquisition agreement.

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

In fiscal years 2012 and 2011, the Company reorganized its reporting structure in a manner that changed the composition of its product lines within its reporting units. As a result of the change in fiscal year 2011, the goodwill associated with Xemics SA and Sierra Monolithics Inc. acquisitions have been aggregated. As of January 30, 2011 all of the goodwill reported by the Company was associated with the Advanced Communications and Sensing reporting unit. In connection with the reorganizations in fiscal year 2012 and 2011, the Company assessed whether an indicator of impairment existed prior to the reorganizations and concluded that no such indicators were present in fiscal year 2012 and 2011.

In fiscal year 2012, the components of the Advanced Communications and Sensing reporting unit were split into two reporting units consisting of the Advanced Communications and the Wireless and Sensing reporting units. As a result of the change, in fiscal year 2012, goodwill was reassigned to the reporting units affected using a relative fair value allocation approach. Subsequent to the reorganization in the third quarter of fiscal year 2012, the goodwill associated with the Advanced Communications and Sensing reporting unit was reassigned (as of November 2011)such that 10% of goodwill is allocated to the Wireless and Sensing reporting unit and 90% of the goodwill is allocated to the Advanced Communications reporting unit. In connection with the reorganizations in fiscal years 2012 and 2011, the Company assessed whether an indicator of impairment existed prior to the reorganizations and concluded that no such indicators were present in fiscal year 2012 and 2011.

Goodwill was tested for impairment as of November 30, 2011, the date of the Company’s annual impairment review. The Company concluded that the fair value of the goodwill associated with the Advanced Communications and Sensing reporting unit exceeded the carrying value and no impairment existed.

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

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which continue to be amortized:

(in thousands)		January 29, 2012			January 30, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$65,900	$(21,031)	$44,869	$65,900	$(14,006)	$51,894
Customer relationships	8-10 years	12,130	(2,929)	9,201	12,130	(1,571)	10,559
Technology licenses (1)	5 years	3,000	(250)	2,750	—	—	—

Total finite-lived intangbile assets		$81,030	$(24,210)	$56,820	$78,030	$(15,577)	$62,453

(1)	Technology licenses relate to licensing agreements entered into by the Company. Amortization expense related to technology licenses is reported as “Product development & engineering” in the Consolidated Statements of Income.

Core technologies include $59.9 million of finite-lived intangible assets from the December 9, 2009 acquisition of SMI. These developed technology intangibles include current optical products, wireless products and microwave products. The Company concluded that the intangibles classified as core technologies were identifiable intangible assets, separate from goodwill, since they were capable of being separated from SMI and sold, transferred or licensed, regardless of whether the Company intended to do so. The fair value of these core technologies was determined using the multi-period excess earnings method. Each product technology was valued separately since each was determined to have a different remaining useful life.

Amortization expense related to finite-lived intangible assets is reported as “Intangible amortization and impairments” in the Consolidated Statements of Income.

For the fiscal years 2012, 2011 and 2010, amortization expense related to finite-lived intangible assets was $8.4 million, $9.5 million and $2.4 million, respectively.

The following table sets forth the Company’s indefinite-lived intangible assets resulting from business acquisitions:

(in thousands)	January 29, 2012			January 30, 2011
	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount
In-process research and development	$12,370	$(2,470)	$9,900	$12,370	$—	$12,370

Total indefinite-lived intangbile assets	$12,370	$(2,470)	$9,900	$12,370	$—	$12,370

We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. Acquired in-process research and development was tested for impairment as of November 30, 2011, the date of the Company’s annual impairment review. The Company concluded that the fair value of the remaining acquired in-process research and developments exceeded the carrying value and no impairment existed.

During the third quarter of fiscal year 2012, the Company abandoned certain development efforts related to acquired intangible assets. As a result of these actions, the Company concluded that a portion of the net carrying amount of in-process research and development was not recoverable and therefore it recorded an impairment charge against the net carrying value in the three month period ended October 30, 2011, as summarized below:

In-process research and development impairment	Net Carrying Amount	Impairment
High-speed switching technology for power management applications (1)	$2,070	$(2,070)
Integrated driver for telecommunications applications (2)	400	(400)

Total	$2,470	$(2,470)

(1)	related to the February 2009 Leadis Technology Inc. acquisition.
(2)	related to the December 2009 Sierra Monolithics, Inc. acquisition.

These impairment charges are included in “Intangible amortization and impairments” on the Consolidated Statements of Income.

Assuming no subsequent impairment of the underlying assets, the annual amount of future amortization expense for all intangible assets will be as follows:

(in thousands)
To be recognized in:	Technology license	Sierra Monolithics	Total
Fiscal year 2013	$600	$8,770	$9,370
Fiscal year 2014	600	9,183	9,783
Fiscal year 2015	600	9,200	9,800
Fiscal year 2016	600	9,200	9,800
Fiscal year 2017	350	9,200	9,550
Thereafter	—	18,417	18,417

Total expected amortization expense	$2,750	$63,970	$66,720

Note 9. Accrued Liabilities

The following is a summary of accrued liabilities for fiscal years 2012 and 2011:

(in thousands)	January 29, 2012	January 30, 2011
Compensation	$15,231	$19,416
Shareholder litigation	—	20,100
Warranty allowance	307	607
Equity awards accounted for as a liability	3,988	1,281
Income Taxes Payable	4,260	2,928
Accrued Taxes	437	4,191
Other	8,166	7,319

	$32,389	$55,842

Note 10. Stock Based Compensation

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Consolidated Statements of Income for fiscal years 2012, 2011 and 2010.

	Fiscal Year Ended
(in thousands)	January 29, 2012	January 30, 2011	January 31, 2010
Cost of sales	$983	$1,802	$1,168
Selling, general and administrative	15,839	19,310	13,566
Product development and engineering	7,198	7,898	5,201

Stock-based compensation, pre-tax	$24,020	$29,010	$19,935

Net change in stock-based compensation capitalized into inventory	$(83)	$(116)	$58

The below table summarizes the net impact of stock-based compensation, after tax, on net income for fiscal years 2012, 2011 and 2010.

	Fiscal Year Ended
(in thousands)	January 29, 2012	January 30, 2011	January 31, 2010
Stock-based compensation	$24,020	$29,010	$19,935
Associated tax effect	(5,693)	(9,170)	(4,978)

Net effect on net income	$18,327	$19,840	$14,957

The tax benefit realized from option exercise activity for fiscal years 2012, 2011 and 2010 was $12.9 million, $7.1 million and $1.6 million, respectively.

Share-based Payment Arrangements. The Company has various equity award plans that provide for granting stock based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock compensation. As of January 29, 2012, the Company has granted Options and restricted stock under the plans and has also issued some stock-based compensation outside of the plans, including Options and restricted stock issued as inducements to join the Company.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms. The Company uses the Black-Scholes pricing model to value Options. For awards classified as equity, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s or director’s requisite service period. For awards classified as liabilities, stock based compensation cost is measured at fair value at the end of each reporting date until the date of settlement, and is recognized as an expense over the employee or director’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.

The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of options granted in fiscal years 2012, 2011 and 2010:

	January 29, 2012	January 30, 2011	January 31, 2010
Expected lives, in years	4.4 - 4.7	4.3 - 5.1	5.0
Estimated volatility	40% - 41%	39% - 40%	40% - 41%
Dividend yield	—	—	—
Risk-free interest rate	.71% - 1.8%	1.2% - 2.3%	1.9% - 2.7%
Weighted average fair value on grant date	$8.43	$6.56	$8.72

The estimated fair value of restricted stock awards was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock awarded in fiscal year 2012 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on January 29, 2012.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for stock option awards for fiscal years 2012, 2011 and 2010 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term
Balance at January 25, 2009	9,394		$342	$16,275	6,070
Options granted (2)	1,334	$10.05
Options exercised	(830)		2,324
Options cancelled/forfeited	(747)

Balance at January 31, 2010	9,151		8,998	9,436	6,302
Options granted	403	17.61
Options exercised	(2,329)	14.22	11,495
Options cancelled/forfeited	(603)	21.35

Balance at January 30, 2011	6,622	16.84	35,492	7,067	5,160
Options granted	343	24.05
Options exercised	(2,781)	16.64	22,537
Options cancelled/forfeited	(494)	22.30

Balance at January 29, 2012	3,690	16.94	44,435	$4,699	2,767

Exercisable at January 29, 2012	2,767	16.42	34,738			2.41
Expected to vest after January 29, 2012	786	$18.30	$8,379			4.58

(1)	Represents the difference between the exercise price and the value of the Company's stock at the time of exercise, for exercised grants.
For outstanding awards, represents the difference between the exercise price and the value of the Company's stock at fiscal year end.
(2)	Includes the replacement awards issued to employees of SMI who held unvested SMI options on December 9, 2009.

The following table summarizes information about stock options outstanding at January 29, 2012.

Stock Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
(in thousands, except per share amount)
Price Range Analysis - Outstanding
$1.15 - $4.53	13	$2.80	5.33
$7.23 - $10.94	72	8.82	4.85
$11.23 - $16.85	2,173	15.07	2.78
$16.90 - $26.70	1,307	19.50	3.24
$27.14 - $29.78	125	28.65	2.11

Total outstanding	3,690	$16.94	2.97

Price Range Analysis - Exercisable
$1.15 - $4.53	10	$2.42	5.27
$7.23 - $10.94	40	9.07	4.30
$11.23 - $16.85	1,742	15.05	2.49
$16.90 - $26.70	891	18.42	2.33
$27.14 - $29.78	84	29.07	0.36

Total exercisable	2,767	$16.42	2.41

The following table summarizes information regarding unvested stock option awards at January 29, 2012:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Expense Period (in years)	Total Fair Value
Balance at January 30, 2011	1,462	$15.00	$6.23	1.9	$9,103
Options granted	343	24.05	8.43		2,893
Options vested	(650)	14.30	6.33		4,115
Options forfeited	(231)	16.59	6.39		1,479

Balance at January 29, 2012	924	$18.47	$6.99	1.8	$6,452

Restricted Stocks. The Company has not granted any restricted stock to employees since fiscal year 2009. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as compensation expense over the requisite vesting period (typically 3-4 years). A summary of the activity for restricted stock awards for fiscal years 2012, 2011 and 2010 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2009	763	$15.36		$7,524	2.2
Restricted stocks granted	—
Restricted stocks vested	(305)		$4,619
Restricted stocks cancelled	(40)

Balance at January 31, 2010	418	15.15		3,193	1.2
Restricted stocks granted	—
Restricted stocks vested	(270)	17.33	4,678
Restricted stocks cancelled	(13)	17.44

Balance at January 30, 2011	135	14.44		984	0.8
Restricted stocks granted	—
Restricted stocks vested	(91)	14.29	$2,201
Restricted stocks cancelled	(12)	15.25

Balance at January 29, 2012	32	$14.57		$81	0.1

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.

Performance Units. The Company grants performance vested RSU’s to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that can be earned in the aggregate is 719,400. In this scenario, the maximum number of shares that could be issued thereunder would be 359,700 and the Company would have a liability accrued in the Consolidated Balance Sheet equal to the value of 359,700 shares on the settlement date, which would be settled in cash. At January 29, 2012, 85% of the units from the fiscal year 2009 grant vested and 200% of the units from the fiscal year 2010 grant are expected to vest. At January 29, 2012, the performance metrics associated with the awards issued in fiscal years 2011 and 2012 are expected to be met at a level which would result in a grant at 200% and 100% of target respectively. The following table summarizes performance unit award activity during fiscal years 2012, 2011 and 2010:

							Weighted Average
		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per share amount)	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 25, 2009	307	154	153	$—	$14.64	$—	1.7
Performance units granted	318	227	91		13.92
Performance units vested	—	—	—
Performance units cancelled/forfeited	(32)	(18)	(14)		11.23
Change in liability				259

Balance at January 31, 2010	593	363	230	259	14.29	580	1.3
Performance units granted	143	72	71		16.68
Performance units vested	—	—	—
Performance units cancelled/forfeited	(180)	(109)	(71)		16.28
Change in liability				3,666	—

Balance at January 30, 2011	556	326	230	3,925	14.26	7,971	1.0
Performance units granted	117	59	58		23.33
Performance units vested	(218)	(157)	(61)		14.74
Performance units cancelled/forfeited	(95)	(48)	(47)		15.26
Change in liability				2,109

Balance at January 29, 2012	360	180	180	$6,034	$16.65	$4,829	1.0

Stock Units, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years). The following table summarizes stock unit award activity for fiscal years 2012 and 2011:

(in thousands, except for per share amount)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2009	316	$14.97		$3,345	3.6
Stock units granted	1,205	15.84
Stock units vested	(66)		$1,137
Stock units forfeited	(45)

Balance at January 31, 2010	1,410	15.72		17,713	3.4
Stock units granted	1,181	17.62
Stock units vested	(404)	19.20	7,749
Stock units forfeited	(129)	19.50

Balance at January 30, 2011	2,058	16.70		29,763	2.7
Stock units granted	810	22.74
Stock units vested	(627)	16.61	$14,333
Stock units forfeited	(259)	17.75

Balance at January 29, 2012	1,982	$19.06		$31,472	2.4

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.

Stock Units, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These RSUs are accounted for as liabilities and accrued in the Consolidated Balance Sheets because they are cash settled. The value of these awards is re-measured at each reporting period until settlement, which typically occurs upon the director’s separation from service. Vested awards and the pro-rata vested portion of unvested awards are recognized as a liability. These awards vest after one year of service. The following table summarizes stock unit award activity for fiscal years 2012, 2011 and 2010:

(in thousands, except per share amount)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2009	41	$633	$13.81	$239	0.4
Stock units granted	35		16.18
Stock units vested	(41)
Stock units forfeited	—
Change in Liability		756

Balance at January 31, 2010	35	1,389	16.18	232	0.4
Stock units granted	30		16.43
Stock units vested	(35)		16.18
Stock units forfeited	—
Change in Liability		1,024

Balance at January 30, 2011	30	2,414	16.43	269	0.4
Stock units granted	18		27.60
Stock units vested	(30)		16.43
Stock units forfeited	—
Change in Liability		1,459

Balance at January 29, 2012	18	$3,873	$27.60	$216	0.4

As of January 29, 2012, the number of vested but unsettled stock units for Non-Employee Directors is 29,820, 30,282, 35,476, 27,825 in fiscal year 2012, 2011, 2010, and 2009, respectively.

Note 11. Income Taxes

The provision for taxes consists of the following:

	Fiscal Year Ended
(in thousands)	January 29, 2012	January 30, 2011	January 31, 2010
Current tax provision /(benefit)
Federal	$2,336	$3,178	$17,790
State	569	444	725
Foreign	4,615	2,822	5,867

Subtotal	7,520	6,444	24,382
Deferred tax provision/(benefit)
Federal	(4,417)	(1,631)	7,027
State	1,232	(5)	(2,058)
Foreign	757	1,952	3,663

Subtotal	(2,428)	316	8,632

Provision for taxes	$5,092	$6,760	$33,014

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2012	January 30, 2011	January 31, 2010
Federal income tax at statutory rate	$32,963	$27,766	$11,890
State income taxes, net of federal benefit	(263)	581	(554)
Foreign taxes at rates less than federal rates	(16,269)	(16,367)	(1,381)
Tax credits generated	(2,222)	(1,234)	(4,245)
Changes in valuation reserves	1,814	(879)	(7,564)
Changes in uncertain tax positions	(3,235)	2,755	—
Deemed dividends	1,250	1,056	532
Equity compensation	(1,312)	1,639	958
Permanent differences	1,592	1,652	(607)
Sales exclusion - foreign jurisdiction	(11,017)	(9,429)	(5,575)
Foreign exchange loss - foreign jurisdiction	—	—	(1,285)
Dividend and U.S. tax on foreign earnings	—	—	40,205
Non-deductible acquisition costs	—	—	853
Other	1,791	(780)	(213)

Provision for taxes	$5,092	$6,760	$33,014

During fiscal year 2012, the Company released $3.9 million of previously recorded reserves for uncertain tax positions as a result of statutes of limitations for the taxing authority to challenge the position expiring.

The deferred tax assets and deferred tax liabilities are classified in the Consolidated Balance Sheets as follows:

(in thousands)	January 29, 2012	January 30, 2011
Deferred tax assets
Current	$5,339	$13,369
Non-current	—	—

Subtotal	5,339	13,369
Deferred tax liabilities
Current	(4,041)	(3,334)
Non-current	(1,000)	(11,120)

Subtotal	(5,041)	(14,454)

Net deferred tax (liabilities) assets	$298	$(1,085)

ASC 740 requires that for a particular tax-paying component of an enterprise, and within a particular tax jurisdiction, (a) all current deferred tax liabilities and assets shall be offset and presented as a single amount and (b) all noncurrent deferred tax liabilities and assets shall be offset and presented as a single amount. Deferred tax liabilities and assets attributable to different tax-paying components of the enterprise or to different tax jurisdictions should not be offset. The components of the net deferred income tax assets at January 29, 2012 and January 30, 2011 are as follows:

(in thousands)	January 29, 2012	January 30, 2011
Current deferred tax asset:
Deferred revenue	$2,346	$2,866
Inventory reserve	347	928
Payroll and related	1,926	3,587
Bad debt reserve	359	611
Accrued service fees	405	7,746
Other deferred assets	509	662
Valuation reserve	(552)	—

Total current deferred tax asset	5,340	16,400

Non-current deferred tax asset
Research and development charges	3,707	5,360
Research credit carryforward	11,967	8,353
Acquired NOL carryforward	16,489	3,043
Payroll and related	4,497	4,117
Stock-based compensation	10,248	12,049
Other deferred assets	772	2,291
Valuation reserve	(5,065)	(5,053)

Total non-current deferred tax asset	42,615	30,160

Current deferred tax liability:
Inventory reserve - Foreign	(2,115)	(2,023)
Bad debt reserve - Foreign	(671)	(639)
Depreciation - Foreign	(1,074)	(528)
Other current deferred tax liability	(181)	(144)
Non-current deferred tax liability:
Domestic tax on foreign earnings	(23,443)	(23,443)
Purchase accounting deferred tax liability	(14,159)	(17,166)
Depreciation and Amortization	(5,760)	(2,638)
Other non-current deferred tax liability	(254)	(1,064)

Total deferred tax liability	(47,657)	(47,645)

Net deferred tax (liability) asset	$298	$(1,085)

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

As of January 29, 2012, the Company had federal and state net operating loss carryforwards of $36.9 million and $47.8 million which, subject to certain limitations, are available to offset future taxable income through fiscal year 2032. A portion of these losses were generated by SMI prior to the Company’s purchase of SMI and therefore are subject to change of control provisions which limit the amount of acquired tax attributes that can be utilized in a given tax year. The Company does not expect these changes in control limitations to significantly impact its ability to utilize these attributes.

As of January 29, 2012, the Company had gross federal and state research credits available of approximately $4.5 million and $11.5 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2021 through 2032. As of January 29, 2012, the Company had federal Alternative Minimum Tax credits available of approximately $1.3 million.

The Company has established valuation allowances against certain U.S. state and foreign deferred tax assets to reflect its concerns regarding the ability of the Company to generate sufficient taxable income to utilize these attributes. The following table summarizes the changes in these allowances during fiscal years 2012, 2011 and 2010:

	Fiscal Year Ended
(in thousands)	January 29, 2012	January 30, 2011	January 31, 2010
Beginning balance	$5,053	$6,502	$12,054
Additions	564	2,767	1,917
Releases	—	(4,216)	(7,469)

Ending Balance	$5,617	$5,053	$6,502

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

As of January 29, 2012, the Company had approximately $376.6 million of unremitted earnings related to the Company’s wholly owned foreign subsidiaries. The amount of unremitted foreign earnings where no U.S. federal or state taxes have been provided is summarized below:

(in thousands)	January 29, 2012
Total unremitted foreign earnings	376,600
Foreign earnings, U.S. federal and state tax provided	(120,000)
Distribution of foreign earnings, previously provided U.S. federal and state tax	50,000

Unremitted foreign income, with no U.S federal or state taxes provided	306,600

The Company’s policy is to leave the foreign earnings permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in the Company’s offshore assets and expectations of the future cash needs of the Company’s U.S. and foreign entities.

Income taxes paid in fiscal years 2012, 2011 and 2010 were $4.1 million, $20.6 million and $6.5 million, respectively.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2012	January 30, 2011	January 31, 2010
Beginning balance	$17,011	$13,795	$12,460
Additions based on tax positions related to the current year	835	449	723
Additions for tax positions of prior years		3,592	163
Reductions for tax positions of prior years	(4,087)	—	(1,073)
Reductions for settlements with tax authorities	—	(825)	(727)
Acquistion related additions	—	—	2,249

Ending Balance	$13,759	$17,011	$13,795

Reductions recorded in the current year related primarily to a release of previously recorded reserves for uncertain tax positions as a result of statutes of limitations for the taxing authority to challenge the position expiring.

Included in the balance of unrecognized tax benefits at January 29, 2012 and January 30, 2011, are $11.6 million and $14.7 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The UTP liability as of January 29, 2012 and January 30, 2011 was $11.6 million and $14.7 million, respectively. This liability is reflected on the balance sheet as “Accrued Taxes.” The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the Consolidated Statements of Income. During fiscal years 2012 and 2011, a net increase of $50,000 and $100,000 of interest and penalties was recognized in the Consolidated Statement of Income, respectively. The Company had approximately $243,000 and $193,000 of net interest and penalties accrued at January 29, 2012 and January 30, 2011, respectively.

As of January 29, 2012, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $473,000 within twelve months as a result of expiring statutes. If recognized, this decrease will impact the effective tax rate.

Tax years prior to 2008 (the Company’s fiscal year 2009) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. For state returns, the Company is generally not subject to income tax examinations for years prior to 2007 (the Company’s fiscal year 2008). The Company has a primary significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2009. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

Note 12. Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2020. The aggregate minimum annual lease payments under leases in effect on January 29, 2012 are as follows:

Minimum Annual Lease Payments

(in thousands)

Fiscal Year Ending:
2013	$5,198
2014	3,933
2015	1,996
2016	1,138
2017	230
Thereafter	261

Total minimum lease commitments	12,756

Rent expense was $4.4 million, $4.4 million and $3.3 million for fiscal years 2012, 2011 and 2010, respectively. The Company received $0, $158,000 and $375,000 of sub-lease income in fiscal years 2012, 2011 and 2010, respectively.

Vendor Commitments

The Company has entered into multiple technology development agreements with one of its key wafer suppliers. Under the terms of these agreements, the Company is required to pay $1.2 million, $1.2 million, and $0.3 million for fiscal years 2013, 2014, and 2015 respectively.

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

Some of the Company’s more significant pending legal matters are discussed below:

Class Action Lawsuit. In Re: Semtech Corporation Securities Litigation, United States District Court, Central District of California, Case No. 2:07-CV-07114-CAS, two separate purported class action lawsuits were filed against the Company and certain current and former officers in August and October 2007, on behalf of persons who purchased or acquired Company securities from dates in 2002 to July 2006. The cases alleged violations of Federal securities laws in connection with the Company’s past stock option practices. In February 2008, the Mississippi Public Employees’ Retirement System (“MPERS”) filed a motion in the United States District Court for the Central District of California for consolidation of the cases described above, appointment of MPERS as lead plaintiff, and approval of selection of counsel. The MPERS motion was granted in late March 2008, and a Consolidated Amended Class Action Complaint was filed in May 2008, initiating the consolidated action with MPERS as the lead plaintiff. In August 2010, the Court issued its class certification order, certifying the plaintiff class as persons who acquired common stock of the Company between August 27, 2002 and July 19, 2006 (inclusive).

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

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. At January 29, 2012, accrued liabilities include approximately $58,000 of fees payable in connection with pending testing and monitoring activities at this site. While it is reasonably possible that losses exceeding the amounts already accrued may be incurred, because of the uncertainties associated with environmental assessment and the remediation activities, the Company has concluded that it is unable to reasonably estimate a range of potential expenses, if any, of future site clean-up costs that may be directed by the regulatory agency following the current site assessments and surveys, however, any such potential expenses are not expected to be material to the Company’s financial statements, as a whole.

Product Warranties

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances the Company has agreed to other warranty terms, including some indemnification provisions.

In fiscal year 2010, the Company assumed certain warranty obligations in connection with the acquisition of SMI. As a result of lower than anticipated field failures and a revised estimate of anticipated warranty claims, the Company reduced its warranty accrual by $1.0 million with a corresponding offset to cost of sales during the fourth quarter of fiscal year 2011.

The table below summarizes changes in product warranties in accrued liabilities for fiscal years 2012 and 2011.

(in thousands)
Balance at January 31, 2010	$2,250
Current accruals	165
Accrual reversals	(1,276)
Settlements made (in cash or in kind) during the period	(532)

Balance at January 30, 2011	607
Current accruals	206
Accrual reversals	(506)
Settlements made (in cash or in kind) during the period	—

Balance at January 29, 2012	$307

The product warranty accrual reflects the Company’s best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical experience.

Retirement Plans

The Company contributed $1.2 million, $1.0 million and $0.0, respectively, in fiscal years 2012, 2011 and 2010 to the 401(k) retirement plan maintained for its employees. No Company contributions were made to this plan in fiscal year 2010.

The Company contributes to the CSEM Pension fund, a Swiss multiemployer plan, that provides pension benefits (the “Plan”). The Plan is a foundation into which several employers are affiliated. Benefits payable from the pension plan include retirement pension, death, and disability benefits. The risk of participating in this multiemployer plan is different from a single-employer plan due to the comingling of assets and related investment returns and risks and aggregation of actuarial experience and related gains or losses for allocation amongst participating employers; contributions pursuant to prescribed formulae consistent for all participating employers; and, in the event of a participating employer’s withdrawal from the Plan, retirees receiving benefits from the Plan remain within the Plan and will continue to receive future benefit payments funded by the remaining participating employers thereafter.

The Plan is administered on behalf of a labor union, which is similar to common practices found in the United States involving collective bargaining agreements and labor unions. EIN/Pension plan number, Pension protection act zone status, FIP/RP status and Form 5500 are not applicable as the Plan is a Swiss plan governed by pension laws in Switzerland. The Company contributed $0.8 million, $0.8 million and $0.7 million, respectively, in fiscal years 2012, 2011 and 2010 to the Plan. Contributions for Plan year 2010 and 2009 exceed five percent of total contributions. At the date the Company’s financial statements were issued, the Plan’s audited financial statements were not available for the Plan year ending in 2011.

Deferred Compensation

The Company maintains a deferred compensation plan (“the Plan”) for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period. The following table shows the compensation expense and forfeitures under this plan for fiscal years 2012, 2011 and 2010:

(in thousands)	January 29, 2012	January 30, 2011	January 29, 2010
Forfeitures	$(194)	$(66)	$(127)
Compensation expense	885	2,166	1,527

Compensation expense, net of forfeitures	$691	$2,100	$1,400

The Company’s liability for deferred compensation under this plan is presented below:

(in thousands)	January 29, 2012	January 30, 2011
Accrued liabilities	$901	$339
Other long-term liabilities	10,222	9,838

Total deferred compensation liabilities	$11,123	$10,177

The Company has purchased whole life insurance on the lives of certain current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $10.2 million as of January 29, 2012 and $6.1 million as of January 30, 2011, and is included in other assets.

Indemnification

The Company has entered into agreements with its current executive officers and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws contain comparable indemnification obligations with respect to the Company’s current directors and employees.

Note 13. Interest and Other Income, net

Interest and other income, net, consist of the following:

	Fiscal Year Ended
(in thousands)	January 29, 2012	January 30, 2011	January 31, 2010
Interest income	$1,213	$1,051	$2,035
Interest expense	—	—	(139)
Gain on sale of fixed assets and available-for-sale securities	40	65	139
Foreign currency transaction (loss) gain	(504)	(428)	403
Miscellaneous (expense) income	(156)	(114)	616

Interest and other income, net	$593	$574	$3,054

Note 14. Geographic Information and Concentrations of Risk

The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

In fiscal year 2012, the Company reorganized its product lines. The components of the Advanced Communications and Sensing reporting unit were split into two reporting units consisting of the Advanced Communications and the Wireless and Sensing reporting units. The Company continues to report under one reportable segment. The table below provides net sales activity by product line on a comparative basis for all periods.

	Fiscal Year Ended
(in thousands)	January 29, 2012		January 30, 2011		January 31, 2010
Advanced Communications	$139,695	29%	$112,019	25%	$18,642	7%
Wireless and Sensing	57,124	12%	59,107	13%	38,821	14%
Power Management and High Reliability	74,056	15%	87,693	19%	82,787	29%
Protection	209,726	44%	195,683	43%	146,310	51%

Total Net Sales	$480,601	100%	$454,502	100%	$286,560	100%

Net sales activity by geographic region is as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2012		January 30, 2011		January 31, 2010
North America	$114,552	24%	$112,404	25%	$72,818	25%
Asia-Pacific	298,477	62%	272,079	60%	165,880	58%
Europe	67,572	14%	70,019	15%	47,862	17%

Total Net Sales	$480,601	100%	$454,502	100%	$286,560	100%

The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales:

	Fiscal Year Ended
(percentage of total sales)	January 29, 2012	January 30, 2011	January 31, 2010
United States	20%	23%	19%
China (including Hong Kong)	38%	34%	26%
South Korea	8%	10%	18%

Total Net Sales	66%	67%	63%

Income (loss) from continuing operations before income taxes is as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2012	January 30, 2011	January 31, 2010
Domestic	$(3,070)	$(12,540)	$(9,157)
Foreign	97,249	91,872	43,128

Total	$94,179	$79,332	$33,971

Domestic income (loss) from continuing operations include amortization of acquired intangible assets, litigation related expenses and higher levels of stock-based compensation compared to foreign operations.

Long-lived Assets

Long-lived assets which consist of property, plant and equipment, net of accumulated depreciation are summarized as follows:

(in thousands)	January 29, 2012	January 30, 2011
Located within the United States	$47,612	$37,357
Located outside the United States	22,101	19,421

	$69,713	$56,778

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

The amount of equipment and machinery consigned to a foundry in China was $9.4 million and $7.2 million as of January 29, 2012 and January 30, 2011, respectively.

Significant Customers

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

Each of the following significant customers accounted for at least 10% of our net sales for the periods indicated:

(percentage of net sales)
	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Samsung Electronics (and affiliates)	13%	12%	17%
Frontek Technology Corp	10%	11%	13%

The following table shows the list of customers that have an outstanding receivable balance that represents at least 10% of our total net receivables for the periods indicated:

(percentage of net accounts receivable)
	Fiscal Year Ended
	January 29, 2012	January 30, 2011
Samsung Electronics (and affiliates)	14%	15%
Frontek Technology Corp	10%	12%
Dragon Technology	11%
Huawei Technologies Co,	11%

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

Since May 2006, and through this fiscal year until the final resolution and dismissal of applicable litigation and related appeals, finalized in August 2011, the Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with matters associated with or stemming from its historical stock option practices.

In fiscal years 2012, 2011 and 2010, respectively, approximately $0.2 million, $13.6 million and $3.3 million (net of insurance recovery of $8.7 million) of legal expenses and liability accruals were recorded in relation to these matters.

Note 16. Reorganization Costs

During the third quarter of fiscal year 2012, the Company initiated a reorganization plan which resulted in a consolidation of research and development activities and a reduction of its workforce. The following table summarizes the reorganization charges incurred and liability balance included in “Accrued liabilities” on the Consolidated Balance Sheet as of January 29, 2012. Charges below were included in “Selling, general and administrative” on the Consolidated Statement of Operations.

(in thousands)	Balance at January 30, 2011	Reorganization charges	Cash Payments / Other	Balance at January 29, 2012
Severance and related costs	$—	1,981	1,965	$16

Note 17. Business Interruption Insurance Recoveries

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

Note 18. Stock Repurchase Program and Shares Withheld from Vested Restricted Shares

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

The following table summarizes the stock repurchase activities and shares withheld from vested restricted shares during the fiscal years 2012, 2011 and 2010:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
(in thousands, except number of shares)	January 29, 2012		January 30, 2011		January 31, 2010
	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the 2008 program	2,252,099	$50,000	74,702	$1,258	104,528	$1,390
Shares withheld from vested restricted shares	27,427	665	89,934	1,561	101,822	1,541

Total treasury shares activities	2,279,526	$50,665	164,636	$2,819	206,350	$2,931

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

Note 20. Selected Quarterly Financial Data (Unaudited)

The following tables set forth the Company’s unaudited Consolidated Statements of Income data for each of the eight quarterly periods ended January 29, 2012, as well as that data expressed as a percentage of the Company’s net sales for the quarters presented. The sum of quarterly per share amounts may differ from year to date amounts due to rounding.

Selected Quarterly Financial Data (Unaudited)

(in thousands, except per share amounts)	Fiscal Year 2012				Fiscal Year 2011
	Quarters Ended				Quarters Ended
	May 1, 2011	July 31, 2011	October 30, 2011	January 29, 2012	May 2, 2010	August 1, 2010	October 31, 2010	January 30, 2011
Net Sales	$122,371	$130,254	$123,944	$104,032	$101,880	$113,227	$123,125	$116,270
Cost of Sales	48,517	51,534	50,537	44,368	44,833	45,795	49,304	46,264

Gross Profit	73,854	78,720	73,407	59,664	57,047	67,432	73,821	70,006

Operating costs and expenses:
Selling, general & administrative	26,705	22,481	25,110	26,333	26,351	24,915	35,501	23,637
Product development & engineering	18,525	22,228	20,489	19,335	15,303	17,404	18,400	18,517
Intangible amortization and impairments	2,102	2,103	4,573	2,075	2,405	2,405	2,406	2,304

Total operating costs and expenses	47,332	46,812	50,172	47,743	44,059	44,724	56,307	44,458

Operating income	26,522	31,908	23,235	11,921	12,988	22,708	17,514	25,548
Interest and other income, net	(440)	(117)	729	421	197	308	3	66

Income before taxes	26,082	31,791	23,964	12,342	13,185	23,016	17,517	25,614
Income tax expense (benefit)	3,500	4,653	(3,015)	(46)	2,383	3,354	1,412	(389)

Net income	$22,582	$27,138	$26,979	$12,388	$10,802	$19,662	$16,105	$26,003

Earnings per share:
Basic	$0.35	$0.41	$0.41	$0.19	$0.18	$0.32	$0.26	$0.41
Diluted	$0.34	$0.40	$0.40	$0.19	$0.17	$0.31	$0.25	$0.39
Weighted average number of shares:
Basic	64,552	65,547	65,440	64,856	61,420	61,933	62,493	63,506
Diluted	67,123	68,186	67,314	66,776	63,181	63,552	64,555	66,213

	Fiscal Year 2012				Fiscal Year 2011
	Quarters Ended				Quarters Ended
	May 1, 2011	July 31, 2011	October 30, 2011	January 29, 2012	May 2, 2010	August 1, 2010	October 31, 2010	January 30, 2011
Net Sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of Sales	40%	40%	41%	43%	44%	40%	40%	40%

Gross Profit	60%	60%	59%	57%	56%	60%	60%	60%

Operating costs and expenses:
Selling, general & administrative	22%	17%	20%	25%	26%	22%	29%	20%
Product development & engineering	15%	17%	17%	19%	15%	15%	15%	16%
Intangible amortization and impairments	2%	2%	4%	2%	2%	2%	2%	2%

Total operating costs and expenses	39%	36%	41%	46%	43%	39%	46%	38%

Operating income	22%	24%	19%	11%	13%	20%	14%	22%
Interest and other income, net	0%	0%	1%	0%	0%	0%	0%	0%

Income before taxes	22%	24%	20%	11%	13%	20%	14%	22%
Income tax expense (benefit)	3%	4%	-2%	0%	2%	3%	1%	0%

Net income	19%	20%	22%	11%	11%	17%	13%	22%

Note 21. Subsequent Events (Unaudited)

On March 20, 2012, the Company announced that it had completed the acquisition of Gennum Corporation (“Gennum”) (TSX: GND), a leading supplier of high speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets. In accordance with the terms of the acquisition agreement, the Company acquired all outstanding common shares of Gennum for approximately $510 million. The transaction was financed through cash on hand and a $350 million of five-year secured term loan.

The Company’s initial accounting for the acquisition is incomplete at the date of the issuance of the financial statements due to the close proximity of the consummation date and the issuance date. As a result, the disclosure requirements pertaining to revenue and earnings since the acquisition date, combined revenue and earnings as though the business combination occurred at the beginning of fiscal years 2012 and 2011, and the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the acquisition have not been provided as it is not practical to do so.

On March 20, 2012, the Company entered into a Credit Agreement with the Lenders and Jefferies Finance LLC, as administrative agent. Pursuant to the Credit Agreement, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $350 million, consisting of Term A loans in an aggregate principal amount of $100 million and Term B loans in an aggregate principal amount of $250 million. The Facilities mature on March 20, 2017.

Interest on the Term A Loan accrues, at the Company’s option, at a rate per annum equal to the Base Rate (as defined below) plus a margin ranging from 1.50% to 1.75% depending upon the Company’s consolidated leverage ratio or LIBOR for an interest period to be selected by the Company plus a margin ranging from 2.50% to 2.75% depending upon the Company’s consolidated leverage ratio. Interest on the Term B Loan accrues, at the Company’s option, at a rate per annum equal to the Base Rate (subject to a floor of 2.00%) plus a margin of 2.25% or LIBOR for an interest period to be selected by the Company (subject to a floor of 1.00%) plus a margin of 3.25%. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate, (b)  1/2 of 1% above the federal funds effective rate and (c) one-month LIBOR plus 1%.

Subject to certain customary exceptions, all obligations under the Facilities are unconditionally guaranteed by each of our existing and subsequently acquired or organized direct and indirect domestic subsidiaries (the “Guarantors”). The obligations and the Guarantors in respect of the Facilities are secured by a first priority security interest in substantially all of the assets of Semtech and the Guarantors, subject to certain customary exceptions.

On March 7, 2012, the Company announced that it had completed the acquisition of Cycleo SAS and all of its assets, related companies and operations. Under the terms of the agreement, Semtech paid the stockholders of Cycleo $5 million in cash at closing. The stockholders will be able to earn up to an additional $16 million in cash based on the achievement of revenue and operating profit goals over the next four years. The transaction was funded from Semtech’s existing international cash reserves. Semtech estimates the transaction will have no material impact to earnings in its current fiscal year.

At January 29, 2012, the Company concluded that $120 million of foreign subsidiary earnings were no longer considered to be permanently reinvested offshore. In connection with the acquisition of Gennum Corporation, the Company has reviewed this prior assertion and concluded that only $50 million of foreign subsidiary earnings were no longer permanently reinvested offshore resulting in $70 million of foreign subsidiary earnings deemed to be permanently reinvested. This change in assertion will result in the Company recording a discrete adjustment to its tax provision in the first quarter of fiscal year 2013. The impact of this change in assertion is expected to result in the recognition of a $23 million tax benefit in the first quarter of fiscal year 2013.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 29, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that as of January 29, 2012 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of January 29, 2012. Ernst & Young LLP’s attestation report is included in Item 8 of this report.

Item 9B.	Other Information

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2012 was reported on a Form 8-K during that period.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer, Chief Financial Officer and Controller. Our Code of Conduct serves as our written code of ethics for those officers, and for persons performing similar functions. Our current Code of Conduct is incorporated in this Annual Report on Form 10-K for fiscal year 2012 as Exhibit 14. The Code of Conduct is also available at the Corporate Governance section of the Investors page on our website at www.semtech.com. Alternatively, you can request a copy of the Code of Conduct free of charge by sending a written request to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our Chief Executive Officer, Chief Financial Officer or Controller, we will within four business days of the event disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.

The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 21, 2012, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of stockholders, to be held on June 21, 2012, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

Item 11.	Executive Compensation

The information required under this item will appear under the captions “Director Compensation,” “Compensation Discussion and Analysis”, “Executive Compensation” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 21, 2012, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will appear under the captions “Beneficial Ownership of Securities,” “Securities Authorized for Issuance under Equity Compensation Plans” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 21, 2012, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item will appear under the captions “Election of Directors (Proposal Number 1)” “Corporate Governance, Transactions with Related Parties” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 21, 2012, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services

The information required under this item will appear under the captions “Independent Accountant Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 21, 2012, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The financial statements, schedules, and reports included in this Form 10-K are listed in the index under Item 8 in this report.

(a)(2)	Schedules other than those listed in Item 8 are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

SCHEDULE II

SEMTECH CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED JANUARY 29, 2012

	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 31, 2010
Allowance for doubtful accounts	$843,000	$459,000	$—	$1,302,000

Year ended January 30, 2011
Allowance for doubtful accounts	$1,302,000	$53,924	$(247,703)	$1,108,221

Year ended January 29, 2012
Allowance for doubtful accounts	$1,108,221	$332,154	$(887,500)	$552,875

(a)(3)	Exhibits. These exhibits are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated. Exhibits 10.1 through 10.44 constitute management contracts or compensatory plans or arrangements.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated November 18, 2009, by and among Semtech Corporation, Sierra Monolithics, Inc., SMI Merger Corp. and Shareholder Representative Services	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 15, 2009

2.2	First Amendment to Agreement and Plan of Merger, dated December 9, 2009, by and among Semtech Corporation, Sierra Monolithics, Inc., SMI Merger Corp. and Shareholder Representative Services	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2009

2.3	Arrangement Agreement, dated as of January 23, 2012, among Semtech Corporation, Semtech Canada Inc. and Gennum Corporation	Exhibit 2.1 to the Company’s Amendment No. 1 to the Current Report on Form 8-K/A/ filed January 26, 2012

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

Exhibit No.	Description	Location

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.1*	The Company’s Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.2*	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.3*	Form of Long Term Stock Incentive Plan Award Agreement for Options Awarded to Non-Employee Directors on December 5, 2002	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.4*	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006

10.5*	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.6*	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.7*	Form of Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.8*	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.9*	Adoption Agreement adopting The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan) as amended and restated effective January 1, 2005	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.10*	Amended and Restated Plan Document for The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan), effective January 1, 2005	Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.11	Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

Exhibit No.	Description	Location

10.12	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010

10.13*	Semtech Corporation Bonus Plan, amended and restated effective January 29, 2007 (also known as the “Executive Bonus Plan”)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.14*	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.15*	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.16*	Memo to Emeka Chukwu dated, April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.17*	Form of Long-Term Stock Incentive Plan Option Award Certificate	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.18*	Form of Long-Term Stock Incentive Plan Restricted Stock Award Certificate	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.19*	Form of Long-Term Stock Incentive Plan Performance Unit Award Certificate	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.20*	Form of Long-Term Stock Incentive Plan Option Award Certificate (Non-Employee Directors)	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.21*	Form of Long-Term Stock Incentive Plan Non-Employee Director Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2007

10.22*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

Exhibit No.	Description	Location

10.23	Semtech Corporation Executive Stock Ownership Guidelines	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.24	Semtech Corporation Director Stock Ownership Guidelines	Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 1, 2008

10.25*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.26*	Restricted Stock Unit Award Agreement Cycleo Acquisition	Filed herewith

10.27	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.28	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.29*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.30*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.31*	Semtech Corporation Chief Executive Officer Bonus Plan, as amended on February 28, 2012	Filed herewith

10.32*	Semtech Corporation 2007 SMI Assumed Plan	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.33*	Semtech Corporation 2000 SMI Assumed Plan	Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.34*	Semtech Corporation 2009 Long-Term Equity Inducement Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2009

10.35*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Performance-Based Vesting)	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.36*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Time-Based Vesting)	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.37*	Restricted Stock Award Agreement dated March 29, 2010 with respect to time-based restricted stock award to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2011

10.38	Master Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2007

10.39	Supplemental Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2007

10.40*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2010

Exhibit No.	Description	Location

10.41*	Amended and Restated Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.42*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan for non-Swiss employees	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.43*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan for Swiss employees	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.44*	Semtech Nonqualified Executive Compensation Plan Adoption Agreement and Plan Document, as amended and restated effective October 12, 2007	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011

10.45	Policy Regarding Director Compensation	Filed herewith

14	Semtech Corporation Code of Conduct	Exhibit 14.1 to the Company’s Current Report on Form 8-K filed June 25, 2010

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed “filed”.)	Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed “filed”)	Filed herewith

101.INS	XBRL Instance Document **	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document**	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	Filed herewith

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2012	Semtech Corporation

	By:	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2012	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: March 29, 2012	/s/ Emeka Chukwu
Emeka Chukwu
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 29, 2012	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 29, 2012	/s/ Glen M. Antle
Glen M. Antle
Director

Date: March 29, 2012	/s/ W. Dean Baker
W. Dean Baker
Director

Date: March 29, 2012	/s/ James P. Burra
James P. Burra
Director

Date: March 29, 2012	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 29, 2012	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 29, 2012	/s/ John L. Piotrowski
John L. Piotrowski
Director