Form 10-Q
period 2012-04-29
SEMTECH CORP
filed 2012-06-08
CIK 88941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2012

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at June 1, 2012: 65,567,128

SEMTECH CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED APRIL 29, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	April 29, 2012	May 1, 2011
Net sales	$116,642	$122,371
Cost of sales	61,305	48,517

Gross profit	55,337	73,854
Operating costs and expenses:
Selling, general and administrative	44,818	26,705
Product development and engineering	24,083	18,525
Intangible amortization and impairments	5,578	2,102

Total operating costs and expenses	74,479	47,332

Operating (loss) income	(19,142)	26,522
Interest and other expense, net	(1,629)	(440)

(Loss) income before taxes	(20,771)	26,082
(Benefit) provision for taxes	(22,980)	3,500

Net Income	$2,209	$22,582

Earnings per share:
Basic	$0.03	$0.35
Diluted	$0.03	$0.34
Weighted average number of shares used in computing earnings per share:
Basic	65,282	64,552
Diluted	67,233	67,123

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	April 29, 2012	May 1, 2011
Net income	$2,209	$22,582
Other comprehensive income, net of tax:
Change in net unrealized holding loss on available-for-sale investments	(20)	(37)
Change in cumulative translation adjustment	376	—

Other comprehensive income (loss)	356	(37)

Total comprehensive income	$2,565	$22,545

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	April 29,	January 29,
	2012	2012
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$138,901	$227,022
Temporary investments	8,611	83,121
Accounts receivable, less allowances of $3,834 at April 29, 2012 and $3,594 at January 29, 2012	64,423	49,644
Inventories	95,960	46,995
Deferred tax assets	13,826	5,339
Other current assets	31,161	15,191

Total current assets	352,882	427,312
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $88,912 at April 29, 2012 and $85,393 at January 29, 2012	97,338	69,713
Investments, maturities in excess of one year	13,522	17,522
Deferred income taxes	50,902	—
Goodwill	398,723	129,651
Other intangibles, net	236,766	66,720
Other assets	22,331	15,403

TOTAL ASSETS	$1,172,464	$726,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,654	$26,699
Accrued liabilities	38,173	32,389
Deferred revenue	5,091	3,853
Current portion - long term debt	21,825	—
Deferred tax liabilities	4,168	4,041

Total current liabilities	111,911	66,982
Non-current liabilities:
Deferred tax liabilities	58,575	1,000
Long term debt, less current	325,251	—
Other long-term liabilities	35,783	28,151

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,510,596 outstanding on April 29, 2012 and 78,136,144 issued and 64,964,780 outstanding on January 29, 2012	785	785
Treasury stock, at cost, 12,625,548 shares as of April 29, 2012 and 13,171,364 shares as of January 29, 2012	(216,499)	(225,822)
Additional paid-in capital	357,196	358,327
Retained earnings	498,571	496,363
Accumulated other comprehensive income	891	535

Total stockholders’ equity	640,944	630,188

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,172,464	$726,321

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 29, 2012	May 1, 2011
Cash flows from operating activities:
Net income	$2,209	$22,582
Adjustments to reconcile net income to net cash (used in) provided by operations, net of effects of acquisitions:
Depreciation, amortization and impairment	21,296	4,271
Accretion of deferred financing costs and debt discount	328	—
Accrued interest expense	350	—
Deferred income taxes	(20,152)	2,786
Stock-based compensation	5,326	7,487
Excess tax benefits on stock based compensation	(1,842)	(1,075)
Loss on disposition of property, plant and equipment	40	7
Changes in assets and liabilities:
Accounts receivable, net	(264)	208
Inventories	1,479	(2,449)
Prepaid expenses and other assets	4,112	(1,182)
Accounts payable	(4,007)	3,859
Accrued liabilities	(17,809)	(29,041)
Deferred revenue	738	(108)
Income taxes payable and prepaid taxes	(4,401)	(1,320)
Other liabilities	863	316

Net cash (used in) provided by operations	(11,734)	6,341
Cash flows from investing activities:
Purchase of available-for-sale investments	(10,106)	(25,000)
Proceeds from sales and maturities of available-for-sale investments	88,592	22,583
Proceeds from sale of property, plant and equipment	—	5
Purchases of property, plant and equipment	(4,630)	(7,469)
Acquisitions, net of cash acquired	(491,717)	—

Net cash (used in) investing activities	(417,861)	(9,881)

Cash flows from financing activities:
Proceeds of debt issue, net of discount	347,000	—
Deferred financing cost	(8,962)	—
Excess tax benefit received on stock options	1,842	1,075
Exercise of stock options	1,606	18,501
Repurchase of outstanding common stock	(182)	(450)

Net cash provided by financing activities	341,304	19,126
Effect of exchange rate increase on cash and cash equivalents	170	—

Net (decrease) increase in cash and cash equivalents	(88,121)	15,586
Cash and cash equivalents at beginning of period	227,022	119,019

Cash and cash equivalents at end of period	$138,901	$134,605

See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Organization and Basis of Presentation

Semtech Corporation (together with its subsidiaries, the “Company” or “Semtech”) is a global supplier of analog and mixed-signal semiconductor products. The end-customers for the Company’s products are primarily original equipment manufacturers (“OEM’s”) that produce and sell electronics.

The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the computing, communications, high-end consumer and industrial end-markets.

Computing: optical receiver and transceiver, desktops, notebooks, servers, graphic boards, monitors, printers and other computer peripherals.

Communications: base stations, backplane, optical networks, carrier networks, switches and routers, servers, cable modems, signal conditioners, wireless LAN and other communication infrastructure equipment.

High-End Consumer: handheld products, set-top boxes, digital televisions, tablet computers, digital video recorders, thunderbolt and fiberless high-speed interfaces and other consumer equipment.

Industrial: broadcast studio equipment, automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, video optical modules, video security & surveillance and other industrial equipment.

Principles of Consolidation

The accompanying interim unaudited consolidated condensed financial statements of Semtech Corporation and its subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech Corporation and its subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading.

In March 2012, the Company completed the acquisitions of Gennum Corporation (“Gennum”) and Cycleo SAS (“Cycleo”). The Unaudited Consolidated Condensed Financial Statements include the results of operations of Gennum and Cycleo commencing as of the acquisition dates. See Note 2 for further discussion.

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

Fiscal Year

The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The first quarter of fiscal years 2013 and 2012 each consisted of 13 weeks.

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

Note 2: Acquisitions

Gennum Corporation

On March 20, 2012, the Company, through its wholly-owned subsidiary Semtech Canada Inc., completed the acquisition of all outstanding equity interests of Gennum (TSX: GND), a leading supplier of high speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets.

Upon consummation of the acquisition, which constituted a change in control of Gennum, Gennum’s stock option awards and restricted shares became fully vested. Semtech acquired 100% of the outstanding shares and vested stock options, restricted shares, and deferred share units of Gennum for CDN$13.55 per share for a total purchase price of $506.5 million. The acquisition was financed with a combination of cash from Semtech’s international cash reserves and $347 million of five-year secured term loans, net of original issuance debt discount of $3 million (see Note 10).

The acquisition is accounted for under the acquisition method of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As such, the Gennum assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. The goodwill resulted from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio, and opportunities within new markets, and is not deductible for tax purposes. The acquired in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts.

In connection with the acquisition, certain Gennum employees became entitled to payments upon a change in control and their subsequent termination. These payments, which totaled approximately $9.6 million, have been recognized as a post-acquisition compensation expense and included in the Unaudited Consolidated Condensed Statements of Income for the three months ended April 29, 2012 under “Selling, general and administrative.”

The Company’s preliminary allocation of the total purchase price as of March 20, 2012 is summarized below:

(in thousands)	At March 20, 2012
Cash	$19,664
Inventories	63,264
Other current assets	36,843
Property, plant and equipment	25,702
Amortizable intangible assets	129,863
In-process research and development	35,100
Goodwill	263,758
Other non-current assets	29,883
Deferred tax liabilities	(55,021)
Other current and non-current liabilities	(42,510)

Total acquisition consideration allocation	$506,546

(in thousands)	At March 20, 2012
Amortizable intangible assets:
Developed technology	95,100
Customer relationships	28,000
Other intangible assets	6,763

$129,863

The purchase price allocation for the Gennum acquisition is preliminary and will be finalized upon collection of information regarding the fair values of assets and liabilities acquired. The primary areas of the preliminary purchase price allocation that are not yet finalized include fair values of certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes, residual goodwill, the allocation of goodwill to reporting units, and its impact on segment reporting.

The Company recognized approximately $18.6 million of acquisition related costs that were expensed in the first quarter of fiscal year 2013. These costs are included in the Unaudited Consolidated Condensed Statements of Income for the period ended April 29, 2012 under “Selling, general and administrative.”

Net revenues attributable to Gennum since the acquisition date were $12.0 million with a corresponding net loss of $28.5 million.

Subsequent to the close of the acquisition, the Company settled two pre-acquisition contingencies related to legal matters for a total cash payment of $4.2 million.

Pro Forma Financial Information

The results of operations of Gennum have been included in the Company’s consolidated statements of operations since the acquisition date of March 20, 2012. The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place at the beginning of each period presented, after giving effect to certain adjustments including the following for the fiscal quarters ended April 29, 2012 and May 1, 2011:

•	increase in cost of goods sold associated with the fair value adjustment related to acquired inventory of $29 million for the fiscal quarter ended May 1, 2011;

•	decrease in operating expense as a result of classifying Gennum IP revenue as a reduction to product development and engineering expense of $2.5 million for the fiscal quarter ended May 1, 2011;

•	increase in operating expense as a result of the settlement of two pre-acquisition contingencies related to legal matters of $4.2 million for the fiscal quarter ended April 29, 2012;

•	increase in amortization expense as a result of acquired intangible assets of $5.7 million each for both fiscal quarters ended April 29, 2012 and May 1, 2011;

•	increase in benefit for taxes of $23.4 million associated with the releasing of prior accrued taxes on foreign earnings for the fiscal quarter ended May 1, 2011;

•	increase in interest expense of $4 million associated with the $350 million term loans entered into to finance the acquisition for both fiscal quarter ended April 29, 2012 and May 1, 2011; and

•	the related tax effects

Pro-forma Unaudited Consolidated Results of Operations:

	Three Months Ended
	April 29, 2012	May 1, 2011
	(unaudited)	(unaudited)
Revenue	140,882	151,322
Net (loss) income	(10,338)	7,961

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated at the beginning of each period presented nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma information does not include any adjustments for any restructuring activities, operating efficiencies or cost savings.

Cycleo SAS

On March 7, 2012, the Company completed the acquisition of Cycleo, a privately held company based in France that develops IP for wireless long-range semiconductor products used in smart metering and other industrial and consumer markets. Under the terms of the agreement, Semtech paid the stockholders of Cycleo $5 million in cash at closing.

Additionally, pursuant to the deferred compensation arrangement with Cycleo stockholders, the Company potentially may make payments totaling up to approximately $16 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo over the period of four years beginning on April 30, 2012, provided the individuals are employed at the end of the four-year period. The actual earn-out payment will be accounted for as post compensation expense over the service period.

The acquisition is accounted for under the acquisition method of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Total acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of Cycleo based on their respective estimated fair values as of the acquisition date. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. The Company expects that all such goodwill will not be deductible for tax purposes.

Net revenues and earnings attributable to Cycleo since the acquisition date were not material. Pro forma results of operations have not been presented as the acquisition was not material to the Company’s consolidated financial statements.

Note 3: Earnings per Share

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended
(in thousands, except per share amounts)	April 29, 2012	May 1, 2011
Net income	$2,209	$22,582

Weighted average common shares outstanding - basic	65,282	64,552
Dilutive effect of employee equity incentive plans	1,951	2,571

Weighted average common shares outstanding - diluted	67,233	67,123

Basic earnings per common share	$0.03	$0.35
Diluted earnings per common share	$0.03	$0.34

Anti-dilutive shares not included in the above calculations	657	136

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

Note 4: Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed. The product design and engineering recovery, when recognized, will be reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts.

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

Note 5: Stock-Based Compensation

Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Unaudited Consolidated Condensed Statements of Income for the three months ended April 29, 2012 and May 1, 2011.

(in thousands)	Three Months Ended
	April 29,	May 1,
	2012	2011
Cost of sales	$231	$279
Selling, general and administrative	3,224	5,618
Product development and engineering	1,871	1,590

Stock-based compensation, pre-tax	$5,326	$7,487

Net change in stock-based compensation capitalized into inventory	$66	$(84)

Share-based Payment Arrangements. The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock compensation. As of April 29, 2012, the Company has granted options and restricted stock under the plans and has also issued some stock-based compensation outside of the plans, including options and restricted stock issued as inducements to join the Company.

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

The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of options granted in the three months ended April 29, 2012 and May 1, 2011:

	Three Months Ended
	April 29, 2012	May 1, 2011
Expected lives, in years	4.4	4.4
Estimated volatility	41%	40%
Dividend yield	—	—
Risk-free interest rate	0.7%	1.8%
Weighted average fair value on grant date	$10.06	$8.21

The estimated fair value of restricted stock awards was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock units awarded in fiscal year 2013 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards was re-measured on April 29, 2012.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for stock option awards during the first three months of fiscal year 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (years)
Balance at January 29, 2012	3,690	$16.94	$44,435	$4,699	2,767
Options granted	161	29.35
Options exercised	(240)	17.05
Options cancelled/forfeited	(34)	26.47

Balance at April 29, 2012	3,577	$17.39	$35,803	$5,324	2,709

Exercisable at April 29, 2012	2,709	$16.23	$30,011			2.4

Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as compensation expense over the requisite vesting period (typically 3-4 years). The following table summarizes the activity for restricted stock awards for the first three months of fiscal year 2013:

(in thousands, except for per share amounts)

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 29, 2012	32	$14.57		$81	0.1
Restricted stocks granted	—
Restricted stocks vested	(22)	13.15	$646
Restricted stocks cancelled	—

Balance at April 29, 2012	10	$17.63		$8	0.0

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.

Performance Units. The Company grants performance vested restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that can be earned in the aggregate is 710,400. In this scenario, the maximum number of shares that could be issued thereunder would be 360,200 and the Company would have a liability accrued in the Unaudited Consolidated Condensed Balance Sheet equal to the value of 350,200 shares on the settlement date, which would be settled in cash. At April 29, 2012, the performance metrics associated with the awards issued in fiscal years 2013, 2012 and 2011 are expected to be met at a level which would result in a grant at 100%, 100%, and 200% of target, respectively. The following table summarizes the activity for performance units for the first three months of fiscal year 2013:

(in thousands, except for per share amount)

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Weighted Average Period Over Which Expected
	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 29, 2012	360	180	180	$6,034	$16.65	$4,829	1.0
Performance units granted	144	77	67		29.30
Performance units vested	(144)	(72)	(72)		11.92
Performance units cancelled/forfeited	—	—	—
Change in liability				(3,621)

Balance at April 29, 2012	360	185	175	$2,413	$23.62	$7,788	1.9

Stock Units, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years). The following table summarizes the stock unit award activity for the first three months of fiscal year 2013:

(in thousands, except per share amount)

	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 29, 2012	1,982	$19.06		$31,472	2.4
Stock units granted	782	28.64
Stock units vested	(188)	17.97	$5,403
Stock units forfeited	(42)	20.86

Balance at April 29, 2012	2,534	$22.07		$49,229	2.7

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.

Stock Units, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These restricted stock units are accounted for as liabilities and accrued in the Unaudited Consolidated Condensed Balance Sheets because they are cash settled. The value of these awards is re-measured at the end of each reporting period until settlement, which typically occurs upon the director’s separation from service. Vested awards and the pro-rata vested portion of unvested awards are recognized as a liability. These awards are vested after one year of service. The following table summarizes the activity for stock unit awards for the first three months of fiscal year 2013:

(in thousands, except per share amount)

	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 29, 2012	18	$3,873	$27.60	$216	0.4
Stock units granted	—
Stock units vested	—
Stock units forfeited	—
Change in liability		(104)

Balance at April 29, 2012	18	$3,769	$27.60	$300	0.2

As of April 29, 2012, the number of vested but unsettled stock units for Non-Employee Directors is 29,820, 30,282, 35,476, 27,825 in fiscal year 2012, 2011, 2010, and 2009, respectively.

Note 6: Investments

Certain investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and U.S. government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, and bank time deposits with original maturity dates in excess of three months. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have original maturities in excess of twelve months. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Interest and other expense, net” on the Unaudited Consolidated Condensed Statements of Income.

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

The following table summarizes the Company’s investments:

	April 29, 2012			January 29, 2012
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Agency securities	$14,022	$14,003	$19	$26,132	$26,110	$22
Corporate issues	3,009	3,003	6	4,511	4,484	27
Bank time deposits	5,102	5,102	—	70,000	70,000	—

Total investments	$22,133	$22,108	$25	$100,643	$100,594	$49

Agency securities are specific securities that are issued by United States government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.

The following table summarizes the maturities of the Company’s investments:

(in thousands)	April 29, 2012		January 29, 2012
	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$8,611	$8,605	$83,121	$83,085
After 1 year through 5 years	13,522	13,503	17,522	17,509

Total investments	$22,133	$22,108	$100,643	$100,594

Unrealized losses are the result of fluctuations in the market value of the Company’s investments and are included in “Accumulated other comprehensive income” on the Unaudited Consolidated Condensed Balance Sheets. The following table summarizes unrealized losses in addition to the tax associated with these comprehensive income items:

	Three months ended
(in thousands)	April 29, 2012	May 1, 2011
Unrealized loss, net of tax	$(20)	$(37)
Decrease to deferred tax liability	(4)	(9)

The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three months ended
(in thousands)	April 29, 2012	May 1, 2011
Interest income	$192	$304

Note 7: Fair Value Measurements

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

Instruments Measured at Fair Value on a Recurring Basis

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below.

Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of April 29, 2012				Fair Value as of January 29, 2012
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Agency securities	$14,022	$—	$14,022	$—	$26,132	$—	$26,132	$—
Corporate issues	3,009	—	3,009	—	4,511	—	4,511	—
Bank time deposits	5,102	—	5,102	—	70,000	—	70,000	—

Total financial assets	$22,133	$—	$22,133	$—	$100,643	$—	$100,643	$—

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

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s Unaudited Consolidated Condensed Balance Sheets as follows:

	Fair Value as of April 29, 2012				Fair Value as of January 29, 2012
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Temporary investments	$8,611	$—	$8,611	$—	$83,121	$—	$83,121	$—
Investments, maturities in excess of 1 year	13,522	—	13,522	—	17,522	—	17,522	—

Total financial assets	$22,133	$—	$22,133	$—	$100,643	$—	$100,643	$—

During the three months ended April 29, 2012, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of April 29, 2012 and January 29, 2012, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Instruments Not Recorded at Fair Value on a Recurring Basis

Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents, receivables, net, certain other assets, accounts payable and accrued expenses, accrued personnel costs, and other current liabilities.

The fair values of the Company’s Term A Loans of $99.5 million and Term B Loans of $247.5 million at April 29, 2012 approximate their carrying amounts based on the variable nature of the rates and their proximity to the March 20, 2012 issuance date.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The Company measures the fair value of its assets acquired and liabilities assumed in a business acquisition, and goodwill and other long lived assets when they are held for sale or determined to be impaired. See Note 2 for discussion on fair value measurements of certain assets recorded at fair value on a non-recurring basis.

Note 8: Inventories

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	April 29, 2012	January 29, 2012
Raw materials	$3,627	$4,871
Work in progress	58,406	30,884
Finished goods	33,927	11,240

Inventories	$95,960	$46,995

Note 9: Goodwill and Intangible Assets

Goodwill – Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.

The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying unaudited consolidated condensed financial statements using Level 3 inputs. The Company concluded that there were no indicators of impairment as of April 29, 2012.

Goodwill balances as of April 29, 2012 and January 29, 2012 are presented below:

Carrying Amount
Balance as of January 29, 2012	$129,651
Acquisition of Gennum Corporation	263,758
Acquisition of Cycleo SAS	5,314

Balance as of April 29, 2012	$398,723

During the first three months of fiscal year 2013, goodwill increased by approximately $269.1 million due to the Company’s acquisitions of Gennum and Cycleo (see Note 2).

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

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which continue to be amortized:

(in thousands)		April 29, 2012			January 29, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$171,837	$(24,518)	$147,319	$65,900	$(21,031)	$44,869
Customer relationships	7-10 years	40,130	(3,719)	36,411	12,130	(2,929)	9,201
Technology licenses (1)	5 years	3,000	(400)	2,600	3,000	(250)	2,750
Other intangibles assets	1-5 years	6,737	(601)	6,136	—	—	—

Total finite-lived intangible assets		$221,704	$(29,238)	$192,466	$81,030	$(24,210)	$56,820

(1)	Technology licenses relate to licensing agreements entered into by the Company. Amortization expense related to technology licenses is reported as “Product development & engineering” in the Unaudited Consolidated Condensed Statements of Income.

During the first three months of fiscal year 2013, acquired finite-lived intangible assets increased by approximately $129.9 million due to the acquisition of Gennum and $10.8 million from the acquisition of Cycleo.

Core technologies include $95.1 million and $10.8 million of finite-lived intangible assets from the acquisition of Gennum and the acquisition of Cycleo, respectively (see Note 2). The Company concluded that the intangibles classified as core technologies were identifiable intangible assets, separate from goodwill, since they were capable of being separated from Gennum or Cycleo and sold, transferred or licensed, regardless of whether the Company intended to do so. Each product technology was valued separately since each was determined to have a different remaining useful life. The preliminary value for the underlying core IP technology from the acquisition of Gennum and Cycleo was assessed utilizing a discount cash flow methodology and/or a relief from royalty method.

Amortization expense related to finite-lived intangible assets is reported as “Intangible amortization and impairments” in the Unaudited Consolidated Condensed Statements of Income.

For the three months ended April 29, 2012 and May 1, 2011, amortization expense related to finite-lived intangible assets was $4.9 million and $2.1 million, respectively.

The following table sets forth the Company’s indefinite-lived intangible assets resulting from business acquisitions:

(in thousands)	April 29, 2012			January 29, 2012
	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount
In-process research and development	$47,470	$(3,170)	$44,300	$12,370	$(2,470)	$9,900

Total indefinite-lived intangible assets	$47,470	$(3,170)	$44,300	$12,370	$(2,470)	$9,900

The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. Acquired in-process research and development was tested for impairment as of November 30, 2011, the date of the Company’s annual impairment review. The Company concluded that the fair value of the remaining acquired in-process research and development exceeded the carrying value and no impairment existed.

During the first three months of fiscal year 2013, acquired indefinite-lived intangible assets increased by approximately $35.1 million due to the acquisition of Gennum.

The estimated annual amount of future amortization expense for finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Technology license	Sierra Monolithics	Gennum	Cycleo	Total
Remainder of fiscal year 2013	$450	$5,932	$17,124	$990	$24,496
Fiscal year 2014	600	8,210	18,778	1,320	28,908
Fiscal year 2015	600	8,210	18,132	1,320	28,262
Fiscal year 2016	600	8,210	17,586	1,320	27,716
Fiscal year 2017	350	8,210	17,499	1,320	27,379
Thereafter	—	13,629	38,009	4,067	55,705

Total expected amortization expense	$2,600	$52,401	$127,128	$10,337	$192,466

Note 10: Credit Facilities

On March 20, 2012, the Company entered into a credit agreement with certain lenders from time to time party thereto (the “Lenders”) and Jefferies Finance LLC, as administrative and collateral agent (the “Credit Agreement”). Pursuant to the Credit Agreement, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $350 million (the “Facilities”), consisting of term A loans in an aggregate principal amount of $100 million (the “Term A Loans”) and term B loans in an aggregate principal amount of $250 million (the “Term B Loans”). Both the Term A Loans and the Term B Loans mature on March 20, 2017. The initial carrying amounts totaled $99.5 million (net of original issue discount of $500,000) for the Term A Loans and $247.5 million (net of original issue discount of $2.5 million) for the Term B Loans. The respective amounts of original issue discount are being amortized using the effective interest method and are included in interest and other expense, net in the Unaudited Consolidated Condensed Statements of Income. A portion of the proceeds of the loans was used to finance the acquisition of Gennum and fees, costs and expenses related thereto, and the remainder of the proceeds may be used by Semtech for working capital and general corporate purposes.

Debt issuance costs incurred in connection with the Facilities totaled $8.9 million and are being amortized using the effective interest method over the terms of the loans, and are included in interest and other expense, net in the Unaudited Consolidated Condensed Statements of Income.

The fair values of the Company’s Term A Loans of $99.5 million and Term B Loans of $247.5 million at April 29, 2012 approximate their carrying amounts based on the variable nature of the rates and their proximity to the March 20, 2012 issuance date.

The Company may request, at any time and from time to time, subject to certain conditions, the establishment of one or more additional term loan facilities in an aggregate principal amount not to exceed $150 million, the proceeds of which may be used for working capital and general corporate purposes.

Interest on the Term A Loans and Term B Loans accrue at certain reference rates plus specified applicable margins. The reference rates are equivalent to, at the Company’s option, either: (i) LIBOR for interest periods of 1, 2, 3 or 6 months or, subject to certain conditions, 9 or 12 months (“LIBOR”) or (ii) the highest of (a) the prime rate, (b) the federal funds effective rate plus  1/2% and (c) one-month LIBOR plus 1.00% (“Base Rate”). For the Term B Loans, LIBOR is subject to a floor of 1.00% and Base Rate is subject to a floor of 2.00%. For the Term A Loans, the applicable margin for LIBOR loans ranges from 2.50% to 2.75% and the applicable margin for Base Rate loans ranges from 1.50% to 1.75%, in each case depending upon the total leverage ratio. For the Term B Loans, the applicable margin for LIBOR loans is 3.25% and the applicable margin for Base Rate loans is 2.25%. Interest is payable at least quarterly. As of April 29, 2012, the interest rates payable on the Term A Loans and Term B Loans were 2.99% and 4.25%, respectively.

Quarterly principal payments of $5.0 million and $625,000 for the Term A Loans and Term B Loans, respectively, are due beginning on the last business day of the quarter ending on July 29, 2012, with the final balances due on the maturity date of March 20, 2017.

Under certain circumstances, the Company is obligated to apply 50% of its excess cash flow (as defined in the Credit Agreement) for each fiscal year, as well as net cash proceeds from specified other sources, such as assets sales, debit issuances or insurance proceeds, to prepay the Term A Loans and Term B Loans. The earliest date that any such payment may be due is 95 days after the last day of the fiscal year ending closest to January 31, 2013.

Subject to certain customary exceptions, all obligations of the Company under the Facilities are unconditionally guaranteed by each of Semtech’s existing and subsequently acquired or organized direct and indirect domestic subsidiaries (the “Guarantors”). The obligations of Semtech and the Guarantors in respect of the Facilities are secured by a first priority security interest in substantially all of the assets of Semtech and the Guarantors, subject to certain customary exceptions.

The Facilities are subject to customary affirmative and negative covenants, some of which require the maintenance of specified interest coverage and leverage ratios. The Company was subject to a minimum interest ratio of 5.00:1.00 for the first fiscal quarter period ended April 29, 2012 and a maximum total leverage ratio of 2.65:1.00 as of the last day of the first fiscal quarter period ended April 29, 2012. The Company was in compliance with such financial covenants as of April 29, 2012.

Note 11: Income Taxes

The Company’s effective tax rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S.

In the fourth quarter of fiscal year 2010, in connection with the SMI acquisition, the Company modified its previous assertion that all of its earnings were permanently reinvested offshore and concluded that $120.0 million of foreign earnings were not permanently reinvested offshore. Of this amount, $50.0 million was actually repatriated to the U.S., leaving $70.0 million of unrepatriated foreign subsidiary earnings.

In the first quarter of fiscal year 2013, in connection with the acquisition of Gennum, the Company reviewed its assertion regarding the amount of foreign subsidiary earnings that were considered to be permanently reinvested offshore and concluded that due to post-acquisition foreign operating cash needs, all of its foreign subsidiary earnings, including the aforementioned $70.0 million, are considered to be permanently reinvested offshore. This change in assertion resulted in the recognition of a one-time tax benefit of $23.4 million in the first quarter of fiscal year 2013.

The gross unrecognized tax benefits (before federal impact of state items) were $13.8 million at both April 29, 2012 and January 29, 2012. Included in each of the balances of unrecognized tax benefits at April 29, 2012 and January 29, 2012, are $11.6 million of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions is reflected on the Unaudited Consolidated Condensed Balance Sheets as follows:

	April 29, 2012	January 29, 2012
(in thousands)
Accrued liabilities	$473	$437
Other long-term liabilities	11,123	11,159

Total accrued taxes	$11,596	$11,596

As of April 29, 2012, it was reasonably possible that the total amounts of unrecognized tax benefits would decrease by up to $0.5 million within twelve months as a result of statutes of limitations for the taxing authority to challenge the position expiring. If recognized, this decrease will impact the effective tax rate.

The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the (benefit) provision for taxes. The Company had approximately $243,000 of net interest and penalties accrued at April 29, 2012 and January 29, 2012.

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

Note 12: Commitments and Contingencies

Legal Matters

From time to time in the ordinary course of its business, the Company is involved in various claims, litigation, and other legal actions that are normal to the nature of its business, including with respect to intellectual property, contract, product liability, employment, and environmental matters.

The Company records any amounts recovered in these matters when collection is certain. In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of its financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on its earnings in any given reporting period. However, in the opinion of Management, after consulting with legal counsel, and taking into account insurance coverage, the ultimate liability related to current outstanding claims and lawsuits is not expected to have a material adverse effect on its financial statements.

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

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. At April 29, 2012, accrued liabilities include approximately $42,000 of fees payable in connection with pending testing and monitoring activities at this site. While it is reasonably possible that losses exceeding the amounts already accrued may be incurred, because of the uncertainties associated with environmental assessment and the remediation activities, the Company has concluded that it is unable to reasonably estimate a range of potential expenses, if any, of future site clean-up costs that may be directed by the regulatory agency following the current site assessments and surveys, however, any such potential expenses are not expected to be material to the Company’s financial statements, as a whole.

Gennum Corporation v. V Semiconductor Inc., et al. In a lawsuit filed by Gennum Corporation against V Semiconductor and the directors of V Semiconductor in the Ontario (Canada) Superior Court of Justice on February 3, 2012, the Company alleges that the defendants (i) misappropriated confidential information, (ii) have created and sold products based on the misappropriated confidential information (the “infringing products”), and (iii) have infringed copyright under applicable Canadian law to specified integrated circuit design scripts and related software code and design files (the “technology”). The Company also alleges that the individual named directors of V Semiconductor are in breach of contract, have unlawfully interfered with the economic interests of the Company, and have breached common law duties owed by them to the Company. The Company is seeking confirmation that its copyright has been infringed, injunctive relief against further infringement and damages in connection with the alleged infringement and alleged breaches referenced above.

The allegations against the individual defendants arise from and relate to the named defendants’ prior involvement with Gennum as the principals in the sale to Gennum of the business from which the applicable technology at issue arose. Such defendants were also employees subsequent to their sale of the applicable company to Gennum prior to their resignation.

V Semiconductor Inc. v. Semtech Corporation et al. Complaint was filed on April 27, 2012 in the U.S. District Court, Eastern District of Michigan, Southern Division, against the Company, certain current and former employees and one non-employee director.

The Complaint alleges that the Company and the named individual defendants have, through acts leading up to and connected with the initiation and prosecution of the Gennum Corporation v. V Semiconductor Inc. et. al. litigation in Ontario, Canada discussed above (the “Canadian litigation”) acted in violation of U.S. and Michigan state law regarding restraint of trade by filing a “sham” lawsuit. The Complaint further alleges that the Company and the named individual defendants have conducted a malicious prosecution via the Canadian litigation, have tortiously interfered with prospective economic advantage and business expectations of V Semiconductor, have engaged in unfair competition, and, as for the non-employee director individually, breached non-disclosure and confidentiality obligations owed by the non-employee director to V Semiconductor.

The Complaint alleges that the defendants filed the Canadian litigation frivolously, without merit, without factual substance, and for the primary purposes of causing a pending acquisition of V Semiconductor to fail, causing current and prospective customers of V Semiconductor to cease or avoid doing business with V Semiconductor, and preventing competing and allegedly superior technology and products from entering the marketplace.

The Complaint seeks permanent injunctive relief against the alleged anti-competitive and tortious conduct of the defendants, and seeks economic and punitive damages from the defendants. The matter is in the early stages of proceedings before the U.S. District court.

With respect to the legal proceedings against the Company and defendants described above, such litigation is still in its preliminary stages and the final outcome, including our liability, if any, with respect to such litigation, is uncertain. At present, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from such litigation. If an unfavorable outcome were to occur in the litigation described above, the impact could be material to our business, financial condition, or results of operations.

In addition, it is not possible to determine the maximum potential amount under any indemnification provisions under the terms and conditions of applicable Bylaws, Certificates or Articles of Incorporation, agreements or applicable law due to the limited history of prior indemnification claims and the preliminary stages of the litigation.

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

The table below summarizes changes in product warranties in accrued liabilities as of April 29, 2012.

(in thousands)
Balance at January 29, 2012	$307
Current accruals	—
Accrual reversals	(60)
Settlements made (in cash or in kind) during period	—

Balance at April 29, 2012	$247

Note 13: Geographic Information and Concentration of Risk

The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

Net sales activity by geographic region is as follows:

	Three Months Ended
	April 29, 2012	May 1, 2011
North America	19%	27%
Asia-Pacific	65%	60%
Europe	16%	13%

	100%	100%

The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales:

	Three Months Ended
(percentage of total sales)	April 29, 2012	May 1, 2011
United States	16%	23%
China (including Hong Kong)	37%	35%

(Loss) income from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	April 29, 2012	May 1, 2011
Domestic	$(8,838)	$5,549
Foreign	(11,933)	20,533

Total	$(20,771)	$26,082

Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.

Each of the following significant customers accounted for at least 10% of net sales for at least one of the periods indicated:

(percentage of net sales)	Three Months Ended
	April 29, 2012	May 1, 2011
Samsung Electronics (and affiliates)	14%	12%
Huawei Technologies (and affiliates)	11%
Frontek Technology Corp		11%

The following table shows the list of customers that have an outstanding receivable balance that represents at least 10% of total net receivables for at least one of the periods indicated:

(percentage of net accounts receivable)	Balance as of
	April 29, 2012	January 29, 2012
Samsung Electronics (and affiliates)		14%
Frontek Technology Corp		10%
Dragon Technology		11%
Huawei Technologies (and affiliates)	16%	11%

Outside Subcontractors and Suppliers

The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as the recent earthquake and Tsunami in Japan and floods in Thailand or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Germany, Ireland, Israel and Switzerland. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Thailand and the Philippines.

Note 14: Stock Repurchase Program and Shares Withheld from Vested Restricted Shares

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

The following table summarizes the stock repurchase activities and shares withheld from vested restricted shares during the periods indicated:

(in thousands, except number of shares)	Three Months Ended
	April 29, 2012		May 1, 2011
	Shares	Value	Shares	Value
Shares repurchased under the 2008 Program	—	$—	—	$—
Shares withheld from vested restricted shares	6,183	182	18,930	450

Total treasury shares activities	6,183	$182	18,930	$450

The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 15: Recent Accounting Pronouncements

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. This guidance was effective for the Company’s first quarter ended April 29, 2012 and did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued a final standard requiring presentation of net income and other comprehensive income in either a single continuous statement or in two, consecutive statements of net income and other comprehensive income. Under both alternatives, an entity is required to present each component of net income and other comprehensive income, their respective totals, and totals for comprehensive income. This standard eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of this guidance effective January 30, 2012, as reflected in the Unaudited Condensed Consolidated Statements of Comprehensive Income herein.

In September 2011, the FASB issued updated guidance that simplifies goodwill impairment testing by allowing a qualitative review to assess whether a quantitative impairment analysis is necessary as a first step to the testing. Under this guidance, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that reporting unit is less than its book value. If a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that is provided under U.S. GAAP must be completed; otherwise, goodwill is deemed not to be impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the reporting unit). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations, cash flows, or disclosures.

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

Forward Looking Statements

This Quarterly Report contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,” “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this Quarterly Report and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2012. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On March 20, 2012, we, through our wholly-owned subsidiary Semtech Canada Inc., completed the acquisition of all outstanding equity interests of Gennum Corporation (“Gennum”) (TSX: GND), a leading supplier of high speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets.

Upon consummation of the acquisition, which constituted a change in control of Gennum, Gennum’s stock option awards and restricted shares became fully vested. We acquired 100% of the outstanding shares and vested stock options, restricted shares, and deferred share units of Gennum for CDN$13.55 per share for a total purchase price of $506.5 million. The acquisition was financed with a combination of cash from our international cash reserves and $347 million (net of original issue discount of $3 million) of five-year secured term loans with a combined interest rate of approximately 4% (see Note 10 to our consolidated condensed financial statements).

Our primary reasons for the acquisition were to broaden our existing portfolio of high-speed communications platforms through Gennum’s data communications and video platforms by combining Gennum’s 1 Gbps to 25 Gbps signal integrity solutions with our 40 Gbps to 100 Gbps SerDes solutions to create one of the industry’s most complete and robust analog and mixed signal portfolios. In addition, Gennum’s strong position in video broadcast and the emerging HD video surveillance market further diversifies our portfolio of high-performance analog semiconductors and provides cross-selling potential with the combined customer base.

On March 7, 2012, we completed the acquisition of Cycleo SAS (“Cycleo”), a privately held company based in France that develops IP for wireless long-range semiconductor products used in smart metering and other industrial and consumer markets. This transaction, which was accounted using the acquisition method of accounting, complements our current wireless offerings and will bring customers a set of high-end, digitally enhanced wireless solutions. Under the terms of the agreement, we paid the stockholders of Cycleo $5 million in cash at closing.

The unaudited consolidated condensed financial statements for the first quarter of fiscal year 2013 include the results of operations of Gennum and Cycleo commencing as of the acquisition dates.

Our product lines include:

Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors (“TVS”). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge or secondary lightning surge energy that can permanently damage voltage sensitive complementary metal–oxide–semiconductor (“CMOS”) ICs. Our portfolio includes filter and termination devices that are integrated in with the transient voltage suppressor (“TVS”) devices. Our protection products feature low capacitance, providing robust protection while preserving signal integrity in high-speed networking and video interfaces. These products also operate at very low voltage needed for today’s low voltage ICs. Our protection products can be found in a broad range of applications including portable, TV, video, computer, data-communications, telecommunications and industrial applications.

Advanced Communications Products. We design, develop and market a portfolio of proprietary advanced wired communication, ultra-high speed Serializer/Deserializer (“SerDes”) and modulator driver products for transport communication. These integrated circuits (ICs) perform specialized timing, synchronization, and amplification functions used in high-speed networks, and 40Gbps and 100Gbps chips and transceivers for short reach, metro and long haul applications and high performance transceivers for datacenter applications. Our advanced communications products also feature a leading integrated timing solution for packet based communications networks. Our advanced communications products are used in a variety of communications and industrial applications.

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

Gennum Products. We design, develop and market a portfolio of 10G optical communications, broadcast video, active cable transceiver and backplane products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our broadcast video products offer advanced solutions for next generation video formats, ever increasing data rates and evolving I/O and distance requirements. Our security and surveillance products for HDcctv enable upgrade of analog cctv installations to full digital HD, leveraging the installed base of cabling, and our fully integrated transmit and receive products enable the highest performance, longest reach HDcctv standards-compliant designs. Our comprehensive portfolio of IC’s for optical transceivers, backplane applications and consumer high-speed interfaces ranges from 100Mbps to 100Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON, SONET and PCI Express.

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the first quarter of fiscal years 2013 and 2012 represented 39% and 36% of net sales, respectively. Sales made directly to customers during the first quarter of fiscal years 2013 and 2012 were 63% and 58% of net sales, respectively. The remaining sales were made through independent distributors.

Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, the United States, Israel, Europe, and Canada. For the first quarter of fiscal year 2013, approximately 37% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the first quarter of fiscal year 2013 constituted approximately 84% of our net sales. Approximately 65% of foreign sales during the first quarter of fiscal year 2013 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

Critical Accounting Policies and Estimates

In addition to the discussion below, you should refer to the disclosures regarding our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 filed with the SEC on March 29, 2012.

Revenue and Cost of Sales

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Product design and engineering recoveries is recognized during the period in which services are performed. We record a provision for estimated sales returns in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The deferred gross margin does not include any adjustments for sales returns. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2012 or the first three months of fiscal year 2013.

The following table summarizes the deferred net revenue balance:

(in thousands)	April 29, 2012	January 29, 2012
Deferred revenue	$5,793	$4,964
Deferred cost of revenue	1,401	1,243

Deferred revenue, net	$4,392	$3,721
Deferred product design and engineering recoveries	699	132

Total deferred revenue	$5,091	$3,853

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

Results of Operations

The following table sets forth, for the periods indicated, our statements of income data expressed as a percentage of revenues.

	Three Months Ended
	April 29,	May 1,
	2012	2011
Net Sales	100.0%	100.0%
Cost of Sales	52.6%	39.6%

Gross Profit	47.4%	60.4%
Operating costs and expenses:
Selling, general & administrative	38.4%	21.8%
Product development & engineering	20.6%	15.1%
Intangible amortization and impairments	4.8%	1.7%

Total operating costs and expenses	63.9%	38.7%

Operating (loss) income	-16.4%	21.7%
Interest and other expense, net	-1.4%	-0.4%

(Loss) income before taxes	-17.8%	21.3%
(Benefits) provision for taxes	-19.7%	2.9%

Net income	1.9%	18.5%

Percentages may not add precisely due to rounding.

Our regional mix of (loss) income from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	April 29, 2012	May 1, 2011
Domestic	$(8,838)	$5,549
Foreign	(11,933)	20,533

Total	$(20,771)	$26,082

Domestic (loss) income from continuing operations includes amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.

Comparison of the Three Months Ended April 29, 2012 and May 1, 2011

We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first quarter of fiscal years 2013 and 2012 each consisted of 13 weeks.

Our estimates of sales by major end-market are detailed below:

(dollars in thousands; % of net sales)
	Three Months Ended
	April 29, 2012		May 1, 2011
Computing	$13,965	12%	$9,600	7%
Communications	41,760	36%	49,892	41%
High-end Consumer (1)	38,554	33%	41,053	34%
Industrial and Other	22,363	19%	21,826	18%

Total	$116,642	100%	$122,371	100%

(1)	Approximately $4.7 million and $3.4 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first quarter of fiscal years 2013 and 2012, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales Net sales for the first quarter of fiscal year 2013 were $116.6 million, a decrease of 5% compared to $122.4 million for the first quarter of fiscal year 2012.

The lower revenue in the current quarter resulted primarily from lower demand from the communications and high-end consumer end markets offset by increased demand from the enterprise computing and industrial end markets driven by the impact of approximately $12 million or six weeks of Gennum sales in the quarter.

Gross Profit During the first quarter of fiscal year 2013, gross profit decreased to $55.3 million from $73.9 million in the first quarter of fiscal year 2012. Gross profit margins decreased to 47.4% in the first quarter of fiscal year 2013 from 60.4% in the first quarter of fiscal year 2012. The decrease in gross profit margin was due primarily to the $12.9 million fair value adjustment related to acquired inventory recorded to cost of sales from the Gennum acquisition and the impact of a less favorable end-market product mix driven primarily by $8.1 million of lower sales from the communications product line.

The impact of fair value adjustment related to acquired inventory from the Gennum acquisition is expected to be recognized mostly in the second quarter ($18 million) and the remainder in second half of the fiscal year 2013.

Operating Costs and Expenses

(dollars in thousands)	Three Months Ended				Change
	April 29, 2012		May 1, 2011
Selling, general and administrative	$44,818	60%	$26,705	56%	68%
Product development and engineering	24,083	32%	18,525	39%	30%
Intangible amortization and impairments	5,578	7%	2,102	5%	165%

Total operating costs and expenses	$74,479	100%	$47,332	100%	57%

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $18.1 million in the first quarter of fiscal year 2013, compared to the same quarter of fiscal year 2012 driven primarily by $18.6 million of transaction and integration expenses due to the acquisition of Gennum and Cycleo in March 2012. The transaction and integration expenses consisted of $9.6 million of compensation expense, $2.3 million for severance payments, and $6.7 million related to acquisition expense. These expenses are partially offset by $2.4 million lower stock-based compensation expenses.

Product Development and Engineering Expenses

Product development and engineering expenses increased by $5.6 million in the first quarter of fiscal year 2013, compared to the same quarter of fiscal year 2012 driven primarily by the impact of the acquisition of Gennum in March 2012.

The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.

Intangible Amortization and Impairments

Intangible amortization and impairments was $5.6 million and $2.1 million in the first quarter of fiscal years 2013 and 2012, respectively. The increase reflects the impact of $2.6 million intangible amortization related to the acquisition of Gennum and impairment charges of $700,000 associated with acquired in-process research and developments (“IPR&D”) in the first quarter of fiscal year 2013. As of April 29, 2012, we had a total of $192.4 million of finite-lived intangible assets, which included $129.9 million related to the acquisition of Gennum.

Amortization expense related to acquired finite-lived intangible assets is expected to be $5.7 million higher in subsequent interim periods (see Note 9 for further details).

The preliminary purchase price allocation for the Gennum acquisition included $35.1 million of IPR&D projects. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. The fair value of the IPR&D projects was determined using an income approach or replacement cost approach as applicable.

The fair value of the IPR&D projects was determined using an income approach or replacement cost approach as applicable. The replacement cost approach was used for IPR&D projects that were considered long-term core investments and were not anticipated to be profitable for a period of time. IPR&D projects which were valued using an income approach, measured the returns attributable to each specific IPR&D project, discounted to present value using a risk-adjusted rate of return, including as appropriate, any tax benefits derived from amortizing the intangible asset for tax purposes. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. For IPR&D projects valued using a replacement cost approach, value was estimated by developing the cost to either replace or reproduce (replicate) the IPR&D to its current state.

The top three IPR&D projects that comprise $27.0 million of the total $35.1 million IPR&D balance are for computing, communications and high-end consumer products. The following table summarizes the significant assumptions underlying the valuation for such three IPR&D projects at the acquisition date:

Development Projects	Estimated Percent Complete	Estimated Time to Complete (in years)	Estimated Cost to Complete (in millions)	Risk Adjusted Discount Rate	Valuation Approach	IPR&D (In millions)
Video Platform	10%-14%	1.7 to 1.9	18.4-20.2	12%	Income	10.0
Backplane	36%-40%	0.2 to 0.4	18.4-20.2	NA	Replacement Cost	12.0
Consumer	44%-48%	0.2	5.2-6.0	NA	Replacement Cost	5.0

Costs, timing, and successful completion are subject to additional risk factors such as (i) increase in the projected technological risk of completion, (ii) decrease in the projected market size for the developed product, and (iii) subsequent decisions to postpone or delay the development of the IPR&D project.

Interest and Other Expense, Net

Interest and other expense, net was $1.6 million in the first quarter of fiscal year 2013, compared to $440,000 in the first quarter of fiscal year 2012. The increase was due to $1.8 million of interest expense resulting from entering into senior secured first lien credit facilities in an aggregate principal amount of $350 million to finance the acquisition of Gennum (see Note 2 to our Unaudited Consolidated Condensed Financial Statements).

The interest expense associated with the $350.0 million loan is expected to be approximately $4.0 million in subsequent interim periods (see Note 10 for further details).

Income Taxes

In the first quarter of fiscal year 2013 we recorded an income tax benefit of approximately $23.0 million compared to a $3.5 million income tax provision in the first quarter of fiscal year 2012. The effective tax rates for the first quarter of fiscal years 2013 and 2012 were 110.6% and 13.4%, respectively. Our effective tax rates for these periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S. In the first quarter of fiscal year 2013, we released $23.4 million of previously recorded tax reserves for foreign earnings deemed to be permanently reinvested offshore.

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

As of April 29, 2012, our total shareholders’ equity was $640.9 million. At that date we also had approximately $147.5 million in cash and short-term investments, $13.5 million in long-term investments, and total debt of $347.1 million.

Our primary sources and uses of cash for the corresponding periods are presented below:

(in millions)	April 29, 2012	May 1, 2011
Sources of Cash
Proceeds from exercise of stock options including tax benefits	3.5	19.6
Proceeds (purchases) from sale of investments, net	78.6	(2.4)
Issuance of debt	338.0	0.0

	$420.1	$17.2

Uses of Cash
Operating activities	$(11.7)	$6.3
Capital expenditures, net of sale proceeds	$(4.6)	$(7.5)
Repurchase of common stock	(0.2)	(0.4)
Acquisitions, net of cash acquired	(491.7)	0.0

	$(508.2)	$(1.6)

Net decrease in cash and cash equivalents	$(88.1)	$15.6

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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of April 29, 2012, our foreign subsidiaries held approximately $65.6 million of cash, cash equivalents, and short-term investments compared to $271.4 million at January 29, 2012. The decline was attributable to using approximately $213.0 million to partially fund the acquisitions of Gennum and Cycleo and to cover transaction and other related expenses. If we needed these funds for investment in domestic operations, any repatriation could result in increased tax liabilities.

One of our primary goals is to improve the cash flows from our existing business activities. Our cash, cash equivalents and investments give us the flexibility to use our free cash flow to return value to shareholders (in the form of stock repurchases) and also pursue business improvement opportunities.

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

Operating cash flows for the first quarter of fiscal year 2013 was impacted by several significant non-cash transaction related items including $12.9 million of purchase accounting adjustments related to inventory acquired from Gennum, $2.6 million of amortization expense for acquired intangible assets, and $18.6 million of integration and acquisition expenses. Also, accretion of capitalized finance costs was $0.3 million.

Investing Activities

Cash used for investing activities is primarily attributable to the acquisitions of Gennum and Cycleo, capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.

Capital expenditures were $4.6 million for the first three months of fiscal year 2013 compared to $7.5 million for the first three months of fiscal year 2012. Acquisitions of Gennum and Cycleo were $491.7 million, net of cash acquired. Funding of the purchase price was sourced from cash and cash equivalents, credit facilities and required the liquidation of a significant amount of our temporary and long-term investments.

Financing Activities

Cash provided by financing activities is primarily attributable to the following: net proceeds from credit facilities, proceeds from the exercise of stock options offset by the repurchase of common stock under the Company’s stock repurchase program and the payment of statutory tax withholding obligations resulting from the vesting of restricted stock settled by withholding shares.

In addition to using our cash, we incurred debt of $347 million (net of original issue discount of $3 million) in term loans during the quarter to complete the Gennum acquisition. On March 20, 2012, we entered into the senior secured first lien credit facilities in the aggregate principal amount of $350 million (the “Facilities”), consisting of Term A loans in an aggregate principal amount of $100 million (the “Term A Loans”) and Term B loans in an aggregate principal amount of $250 million (the “Term B Loans”). Both the Term A Loans and the Term B Loans mature on March 20, 2017.

In the first quarter of fiscal year 2013, cash proceeds from the exercise of stock options were $1.6 million compared to $18.5 million in the first quarter of fiscal year 2012.

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

We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. In the first three months of fiscal years 2013 and 2012, no shares were repurchased. On August 24, 2011, we announced a $36 million expansion of our existing stock repurchase program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on August 24, 2011 for the complete announcement. On November 30, 2011, we announced an additional $50 million expansion of our existing stock repurchase program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on November 30, 2011 for the complete announcement.

In addition to the stock repurchase program, shares valued at $182,000 and $450,000 were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the first three months of fiscal years 2013 and 2012, respectively.

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

Noted below under “Contractual Obligations” are various commitments we have associated with our business, such as lease commitments and open purchase obligations, which are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of April 29, 2012.

Contractual Obligations Other than the debt obligations incurred to finance the Gennum acquisition, there were no material changes in our contractual obligations during the first three months of fiscal year 2013 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 filed with the SEC on March 29, 2012.

Repayments under our Credit Agreement relating Term A and Term B Loans are scheduled to occur in the following periods:

(in thousands)	April 29, 2012
Less than 1 year	$16,875
1 to 3 years	45,000
3 to 5 years	45,000
After 5 years	243,125

$350,000

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

We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for fiscal year 2012 that ended on January 29, 2012 filed with the SEC on March 29, 2012. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.

As a result of entering into the $350 million long-term debt with variable interest rates, our operating results are exposed to fluctuations in interest rates. Pursuant to the Credit Agreement, the Company is required to enter into a hedging agreement protecting at least 50% of all Term Loan debt within 90 days of entering into the Credit Agreement. As of April 29, 2012, we have not entered into any interest rate hedges.

ITEM 4.	Controls and Procedures

Disclosure Controls

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

On March 20, 2012, we acquired Gennum and, as a result, we have begun integrating the processes, systems and controls relating to Gennum into our existing system of internal control over financial reporting in accordance with our integration plans. Except for the processes, systems and controls relating to the integration of Gennum, there have not been any changes in our internal control over financial reporting during the first quarter ended April 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information about legal proceedings is set forth in Note 12 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A.	Risk Factors

You should carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 filed with the SEC on March 29, 2012. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 filed with the SEC on March 29, 2012. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for a discussion of certain factors that may affect our future performance.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the first quarter of fiscal year 2013.

Issuer Purchase of Equity Securities

This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2013.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2012 (01/30/12-02/26/12)	—	$—	—	$50 million
March 2012 (02/27/12-03/25/12)	—	$—	—	$50 million
April 2012 (03/26/12-04/29/12)	—	$—	—	$50 million

Total activity	—		—

(1)	On March 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time through negotiated or open market transactions (“2008 Program”). This stock repurchase program does not have an expiration date. On August 24, 2011, we announced a $36 million expansion of the 2008 Program. On November 30, 2011, we announced an additional $50 million expansion of our existing stock repurchase program.
(2)	The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Credit Agreement dated March 20, 2012 entered into among Semtech Corporation, the lenders referred to therein and Jefferies Finance LLC. as administrative agent	Exhibit 10.1 to our Current Report on Form 8-K filed on March 23, 2012.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 is being furnished and shall not be deemed “filed”)	Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed “filed”)	Filed herewith

101.INS	XBRL Instance Document*	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document*	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	Filed herewith

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: June 8, 2012	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: June 8, 2012	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Senior Vice President and Chief Financial Officer