Form 10-Q
period 2012-07-29
SEMTECH CORP
filed 2012-09-07
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission File Number 1-6395
____________________________________
SEMTECH CORPORATION
(Exact name of registrant as specified in its charter)
 ____________________________________

Delaware	95-2119684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Flynn Road, Camarillo, California, 93012-8790
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (805) 498-2111
____________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at August 31, 2012: 65,938,219

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 29, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net sales	$150,704	$130,254	$267,346	$252,625
Cost of sales	76,179	51,534	137,484	100,051
Gross profit	74,525	78,720	129,862	152,574
Operating costs and expenses:
Selling, general and administrative	31,220	22,481	76,038	49,186
Product development and engineering	32,613	22,228	56,696	40,753
Intangible amortization and impairments	7,977	2,103	13,555	4,205
Total operating costs and expenses	71,810	46,812	146,289	94,144
Operating income (loss)	2,715	31,908	(16,427)	58,430
Interest expense	(3,442)	—	(4,955)	—
Interest income and other (expense), net	(590)	(117)	(706)	(557)
(Loss) income before taxes	(1,317)	31,791	(22,088)	57,873
(Benefit) provision for taxes	(11,339)	4,653	(34,319)	8,153
Net income	$10,022	$27,138	$12,231	$49,720
Earnings per share:
Basic	$0.15	$0.41	$0.19	$0.76
Diluted	$0.15	$0.40	$0.18	$0.74
Weighted average number of shares used in computing earnings per share:
Basic	65,587	65,547	65,435	65,050
Diluted	67,165	68,186	67,207	67,638
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net income	$10,022	$27,138	$12,231	$49,720
Other comprehensive (loss) income, before tax:
Change in net unrealized holding loss on available-for-sale investments	(9)	(83)	(33)	(130)
Change in unrealized loss on interest rate cap	(305)	—	(305)	—
Change in cumulative translation adjustment	(257)	—	119	—
Other comprehensive loss, before tax	(571)	(83)	(219)	(130)
Benefit for taxes related to items of other comprehensive (loss) income	113	19	117	29
Other comprehensive loss, net of tax	(458)	(64)	(102)	(101)
Total comprehensive income, net of tax	$9,564	$27,074	$12,129	$49,619
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	July 29, 2012	January 29, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,858	$227,022
Temporary investments	—	83,121
Accounts receivable, less allowances of $4,847 at July 29, 2012 and $3,594 at January 29, 2012	77,284	49,644
Inventories	75,951	46,995
Deferred tax assets	13,876	5,339
Prepaid taxes	27,846	9,580
Other current assets	19,217	5,611
Total current assets	380,032	427,312
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $93,069 at July 29, 2012 and $85,393 at January 29, 2012	98,174	69,713
Long-term investments	7,518	17,522
Deferred income taxes	47,411	—
Goodwill	390,079	129,651
Other intangible assets, net	223,914	66,720
Other assets	22,170	15,403
TOTAL ASSETS	$1,169,298	$726,321
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,052	$26,699
Accrued liabilities	33,777	32,389
Deferred revenue	5,842	3,853
Current portion - long term debt	21,835	—
Deferred tax liabilities	4,601	4,041
Total current liabilities	110,107	66,982
Non-current liabilities:
Deferred tax liabilities	53,196	1,000
Long term debt, less current	319,788	—
Other long-term liabilities	28,941	28,151
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,661,637 outstanding on July 29, 2012 and 78,136,144 issued and 64,964,780 outstanding on January 29, 2012	785	785
Treasury stock, at cost, 12,474,507 shares as of July 29, 2012 and 13,171,364 shares as of January 29, 2012	(213,925)	(225,822)
Additional paid-in capital	361,379	358,327
Retained earnings	508,594	496,363
Accumulated other comprehensive income	433	535
Total stockholders’ equity	657,266	630,188
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,169,298	$726,321
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	July 29, 2012	July 31, 2011
Cash flows from operating activities:
Net income	$12,231	$49,720
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairment	22,545	8,811
Effect of acquisition fair value adjustments	28,600	—
Accretion of deferred financing costs and debt discount	1,081	—
Accrued interest expense	227	—
Deferred income taxes	(12,425)	6,239
Stock-based compensation	10,245	12,108
Excess tax benefits on stock based compensation	(2,913)	(1,719)
Loss on disposition of property, plant and equipment	85	7
Changes in assets and liabilities:
Accounts receivable, net	(13,079)	(693)
Inventories	3,426	(1,526)
Prepaid expenses and other assets	6,301	(7,409)
Accounts payable	(2,344)	4,459
Accrued liabilities	(19,991)	(30,869)
Deferred revenue	1,314	682
Income taxes payable and prepaid taxes	(24,757)	341
Other liabilities	1,325	435
Net cash provided by operating activities	11,871	40,586
Cash flows from investing activities:
Purchases of available-for-sale investments	(10,106)	(83,830)
Proceeds from sales and maturities of available-for-sale investments	103,199	50,004
Proceeds from sales of property, plant and equipment	—	5
Purchase of property, plant and equipment	(10,715)	(15,259)
Acquisitions, net of cash acquired	(491,717)	—
Net cash used in investing activities	(409,339)	(49,080)
Cash flows from financing activities:
Proceeds from debt issuance, net of discount	347,000	—
Deferred financing cost	(8,962)	—
Payment for interest rate cap	(1,100)	—
Excess tax benefits on stock based compensation	2,913	1,719
Proceeds from issuance of common stock	2,413	28,896
Repurchase of outstanding common stock	(269)	(551)
Payment of long term debt	(5,625)	—
Net cash provided by financing activities	336,370	30,064
Effect of exchange rate increase on cash and cash equivalents	(66)	—
Net (decrease) increase in cash and cash equivalents	(61,164)	21,570
Cash and cash equivalents at beginning of period	227,022	119,019
Cash and cash equivalents at end of period	$165,858	$140,589
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
The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the enterprise computing, communications, high-end consumer and industrial end-markets.
Enterprise Computing: optical receiver and transceiver, desktops, notebooks, servers, graphic boards, monitors, printers and other computer peripherals.
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The second quarter of fiscal years 2013 and 2012 each consisted of 13 weeks.

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
Interest Rate Derivative
The Company manages interest expense using variable rate debt. To manage its interest rate risk, the Company occasionally hedges the future cash flows of its variable rate debt, principally through interest rate contracts with major financial institutions. Interest rate contracts that meet specific criteria are accounted for as cash flow hedges in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging.
The Company’s objective in using interest rate contracts is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate contracts as part of its interest rate risk management strategy. Interest rate cap contracts involve the receipts of variable amounts from a counterparty when one-month LIBOR exceeds the capped interest rate in exchange for an upfront payment from the Company, capping the Company’s one-month LIBOR floating interest payments at the strike rate on its interest rate cap contract.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The upfront payment the Company paid for the interest rate cap agreement will be amortized out of accumulated other comprehensive income and recorded as interest expense according to the amortization schedule created at inception of the hedging relationship. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Note 2: Acquisitions
Gennum Corporation (“Gennum”)
On March 20, 2012, the Company, through its wholly-owned subsidiary Semtech Canada Inc., completed the acquisition of all outstanding equity interests of Gennum (TSX: GND), a leading supplier of high speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets.
Upon consummation of the acquisition, which constituted a change in control of Gennum, Gennum’s stock option awards and restricted shares became fully vested. Semtech acquired 100% of the outstanding shares and vested stock options, restricted shares, and deferred share units of Gennum for CDN $13.55 per share for a total purchase price of $506.5 million. The acquisition was financed with a combination of cash from Semtech’s international cash reserves and $347 million of five-year secured term loans, net of original issuance debt discount of $3 million (see Note 10).
The acquisition is accounted for under the acquisition method of accounting in accordance with the FASB’s ASC Topic 805, Business Combinations. As such, the Gennum assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. The goodwill resulted from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio, and opportunities within new markets, and is not deductible for tax purposes. The acquired in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts.
In connection with the acquisition, certain Gennum employees became entitled to payments upon a change in control and their subsequent termination. These payments, which totaled approximately $9.6 million, have been recognized as a post-acquisition compensation expense and included in the Unaudited Consolidated Condensed Statements of Income for the six months ended July 29, 2012 under “Selling, general and administrative.”
The Company’s preliminary allocation of the total purchase price as of March 20, 2012 is summarized below:

(in thousands)	At March 20, 2012
Cash	$19,664
Inventories	62,941
Other current assets	35,542
Property, plant and equipment	25,702
Amortizable intangible assets	129,863
In-process research and development	35,100
Goodwill	258,386
Other non-current assets	29,883
Deferred tax liabilities	(47,934)
Other current and non-current liabilities	(42,601)
Total acquisition consideration allocation	$506,546
(in thousands)	At March 20, 2012
Amortizable intangible assets:
Developed technology	$95,100
Customer relationships	28,000
Other intangible assets	6,763
$129,863
The purchase price allocation for the Gennum acquisition is preliminary and will be finalized upon collection of information regarding the fair values of assets and liabilities acquired. The primary areas of the preliminary purchase price allocation that are not yet finalized include fair values of certain liabilities, income and non-income based taxes at foreign entities, and residual goodwill.

Primarily due to the change in the preliminary estimate of fair value related to deferred tax liabilities, the preliminary goodwill allocation related to Gennum decreased by $5.4 million from $263.8 million as of April 29, 2012 to $258.4 million as of July 29, 2012. There was no impact to the Company’s Unaudited Consolidated Condensed Statements of Income for the three and six months ended July 29, 2012.
The Company recognized approximately $1.8 million and $20.4 million of acquisition related costs that were expensed in the three and six months ended July 29, 2012, respectively. These costs are included in the Unaudited Consolidated Condensed Statements of Income for the three and six months ended July 29, 2012 under “Selling, general and administrative.”
Net revenues attributable to Gennum since the acquisition date were $35.3 million and $47.3 million, with a corresponding net loss of $22.7 million and $51.3 million in the three and six months ended July 29, 2012, respectively.
In May 2012, the Company settled two pre-acquisition contingencies related to legal matters for a total cash payment of $4.2 million.
Pro Forma Financial Information
The results of operations of Gennum have been included in the Company’s Unaudited Consolidated Condensed Statements of Income since the acquisition date of March 20, 2012. The following table reflects the unaudited pro forma consolidated statements of income as if the acquisition had taken place at the beginning of each period presented, after giving effect to certain adjustments including the following for the three and six months ended July 29, 2012 and July 31, 2011:

•	increase in cost of goods sold associated with the fair value adjustment related to acquired inventory of $4.1 million and $33.1 million for the three and six months ended July 31, 2011, respectively;

•
decrease in operating expense as a result of classifying Gennum IP revenue as a reduction to product development and engineering expense of $3.1 million and $5.6 million for the three and six months ended July 31, 2011, respectively;

•	increase in operating expense as a result of the settlement of two pre-acquisition contingencies related to legal matters of $4.2 million for the six months ended July 29, 2012;

•	increase in amortization expense as a result of acquired intangible assets of $5.7 million and $11.4 million for both the three and six months ended July 29, 2012 and July 31, 2011, respectively;

•	increase in benefit for taxes of $23.4 million associated with the releasing of prior accrued taxes on foreign earnings for the six months ended July 31, 2011;

•
increase in interest expense of $4.2 million and $8.4 million associated with the $350 million term loans entered into to finance the acquisition for both the three and six months ended July 29, 2012 and July 31, 2011, respectively; and

•	the related tax effects.
Pro-forma Unaudited Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	150,704	161,588	291,586	312,910
Net income	11,712	15,543	1,374	23,504
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
Cycleo SAS
On March 7, 2012, the Company completed the acquisition of Cycleo, a privately held company based in France that develops intellectual property (“IP”) for wireless long-range semiconductor products used in smart metering and other industrial and consumer markets. Under the terms of the agreement, Semtech paid the stockholders of Cycleo $5 million in cash at closing.
Additionally, pursuant to the earn-out arrangement with Cycleo stockholders, the Company potentially may make payments totaling up to approximately $16 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo over the period of four years beginning on April 30, 2012. For certain of the Cycleo stockholders, payment of the earn-out liability is contingent upon employment at the end of the four-year period and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is included in the purchase price allocation at March 7, 2012. During the six months ended July 29, 2012, the Company recognized $977,000 of compensation expense related to the deferred compensation liability. These costs are included in the Unaudited Consolidated Condensed Statements of Income for the six months ended July 29, 2012 under “Product development and engineering” ($635,000) and “Selling, general and administrative” ($342,000).
The acquisition is accounted for under the acquisition method of accounting in accordance with the FASB’s ASC Topic 805, Business Combinations. Total acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of Cycleo based on their respective estimated fair values as of the acquisition date. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. The Company expects that all such goodwill will not be deductible for tax purposes.
During the three months ended July 29, 2012, the Company completed the purchase price allocation for its acquisition of Cycleo. In July 2012, the Company obtained new information not available in the prior interim period which caused the Company to reassess the portion of the earn-out arrangement with Cycleo relating to compensation arrangements. As a result, the preliminary goodwill allocation related to Cycleo decreased by $3.3 million from $5.3 million as of April 29, 2012 to $2.0 million as of July 29, 2012.
Net revenues and earnings attributable to Cycleo since the acquisition date were not material. Pro forma results of operations have not been presented as the acquisition was not material to the Company’s consolidated financial statements.
Note 3: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net income	$10,022	$27,138	$12,231	$49,720

Weighted average common shares outstanding - basic	65,587	65,547	65,435	65,050
Dilutive effect of employee equity incentive plans	1,578	2,639	1,772	2,588
Weighted average common shares outstanding - diluted	67,165	68,186	67,207	67,638

Basic earnings per common share	$0.15	$0.41	$0.19	$0.76
Diluted earnings per common share	$0.15	$0.40	$0.18	$0.74

Anti-dilutive shares not included in the above calculations	1,472	492	1,190	666
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
The Company defers revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, the Company has concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. The Company estimates the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The deferred gross margin does not include any adjustments for sales returns.
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
Note 5: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Unaudited Consolidated Condensed Statements of Income for the three and six months ended July 29, 2012 and July 31, 2011.

(in thousands)	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Cost of sales	$297	$195	$528	$474
Selling, general and administrative	2,657	2,666	5,881	8,284
Product development and engineering	1,965	1,760	3,836	3,350
Stock-based compensation, pre-tax	$4,919	$4,621	$10,245	$12,108
Net change in stock-based compensation capitalized into inventory	$16	$42	$82	$(42)
Share-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock compensation. As of July 29, 2012, the Company has granted options and restricted stock under the plans and has also issued some stock-based compensation outside of the plans, including options and restricted stock issued as inducements to join the Company.
Grant Date Fair Values and Underlying Assumptions; Contractual Terms
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
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of options granted in the three and six months ended July 29, 2012 and July 31, 2011:

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Expected lives, in years	4.4 - 4.6	4.4 - 4.7	4.4 - 4.6	4.4 - 4.7
Estimated volatility	40%	41%	40% - 41%	40% - 41%
Dividend yield	—	—	—	—
Risk-free interest rate	0.7%	1.6% - 1.65%	0.7%	1.6% - 1.8%
Weighted average fair value on grant date	$8.31	$10.09	$9.68	$8.54
The estimated fair value of restricted stock awards was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock units awarded in fiscal year 2013 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards is re-measured at each reporting date.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for stock option awards during the first six months of fiscal year 2013 is presented below:

(in thousands, except for per share amounts)
	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (years)
Balance at January 29, 2012	3,690	$16.94	$44,435	$4,699	2,767
Options granted	206	28.29
Options exercised	(343)	16.23
Options cancelled/forfeited	(107)	26.06
Balance at July 29, 2012	3,446	$17.40	$25,057	$4,635	2,643
Exercisable at July 29, 2012	2,643	$16.17	$21,792			2.3
Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as compensation expense over the requisite vesting period (typically 3-4 years). The following table summarizes the activity for restricted stock awards for the first six months of fiscal year 2013:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 29, 2012	32	$14.57		$81	0.1
Restricted stocks granted	—
Restricted stocks vested	(32)	$14.57	$902
Restricted stocks cancelled	—
Balance at July 29, 2012	—	$—		$—	—

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.
Performance Units. The Company grants performance vested restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that can be earned in the aggregate is 696,400. In this scenario, the maximum number of shares that could be issued thereunder would be 353,200 and the Company would have a liability accrued in the Unaudited Consolidated Condensed Balance Sheet equal to the value of 343,200 shares on the settlement date, which would be settled in cash. Only cash performance unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At July 29, 2012, the performance metrics associated with the awards issued in fiscal years 2013, 2012 and 2011 are expected to be met at a level which would result in a grant at 100%, 108%, and 200% of target, respectively.

The following table summarizes the activity for performance units for the first six months of fiscal year 2013:

(in thousands, except for per share amounts)		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 29, 2012	360	180	180	$6,034	$16.65	$4,829	1.0
Performance units granted	144	77	67		29.30
Performance units vested	(144)	(72)	(72)		11.92
Performance units cancelled/forfeited	(7)	(4)	(3)		29.35
Change in liability				(3,410)
Balance at July 29, 2012	353	181	172	$2,624	$23.50	$6,295	1.6

Stock Units, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years). The following table summarizes the stock unit award activity for the first six months of fiscal year 2013:

(in thousands, except per share amount)
	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 29, 2012	1,982	$19.06		$31,472	2.4
Stock units granted	878	28.21
Stock units vested	(254)	18.49	$6,990
Stock units forfeited	(152)	22.83
Balance at July 29, 2012	2,454	$22.16		$45,170	2.5

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.
Stock Units, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These restricted stock units are accounted for as liabilities and accrued in the Unaudited Consolidated Condensed Balance Sheets because they are cash settled. The value of these awards is re-measured at the end of each reporting period until settlement, which typically occurs upon the director’s separation from service. Vested awards and the pro-rata vested portion of unvested awards are recognized as a liability. These awards are vested after 1 year of service. The following table summarizes the activity for stock unit awards for the first six months of fiscal year 2013:

(in thousands, except per share amount)
	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 29, 2012	18	$3,873	$27.60	$216	0.4
Stock units granted	20		24.46
Stock units vested	(18)		27.60
Stock units forfeited	—
Change in liability		(393)
Balance at July 29, 2012	20	$3,480	$24.46	$450	0.9
As of July 29, 2012, the number of vested but unsettled stock units for Non-Employee Directors is 17,752, 29,820, 30,282, 35,476, and 27,825 in fiscal year 2013, 2012, 2011, 2010 and 2009, respectively.

Note 6: Investments
Investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and U.S. government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, and bank time deposits with original maturity dates in excess of three months. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have original maturities in excess of twelve months. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Interest income and other expense, net” on the Unaudited Consolidated Condensed Statements of Income.
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
The following table summarizes the Company’s investments:

	July 29, 2012			January 29, 2012
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Agency securities	$7,518	$7,502	$16	$26,132	$26,110	$22
Corporate issues	—	—	—	4,511	4,484	27
Bank time deposits	—	—	—	70,000	70,000	—
Total investments	$7,518	$7,502	$16	$100,643	$100,594	$49
Agency securities are specific securities that are issued by United States government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s investments:

(in thousands)	July 29, 2012		January 29, 2012
	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$—	$—	$83,121	$83,085
After 1 year through 5 years	7,518	7,502	17,522	17,509
Total investments	$7,518	$7,502	$100,643	$100,594
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s investments and are included in “Accumulated other comprehensive income” on the Unaudited Consolidated Condensed Balance Sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Three months ended		Six months ended
(in thousands)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Unrealized loss, net of tax	$(7)	$(64)	$(27)	$(101)
Decrease to deferred tax liability	(2)	(19)	(6)	(29)
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three months ended		Six months ended
(in thousands)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Interest income	$60	$277	$252	$581

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
Instruments Measured at Fair Value on a Recurring Basis
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of July 29, 2012				Fair Value as of January 29, 2012
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Agency securities	$7,518	$—	$7,518	$—	$26,132	$—	$26,132	$—
Corporate issues	—	—	—	—	4,511	—	4,511	—
Bank time deposits	—	—	—	—	70,000	—	70,000	—
Total available-for-sale securities	7,518	—	7,518	—	100,643	—	100,643	$—
Interest rate cap	795	—	795	—	—	—	—	—
Total financial assets	$8,313	$—	$8,313	$—	$100,643	$—	$100,643	$—
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
The fair value of the interest rate cap at July 29, 2012 is estimated as described in Note 11 and is included in “Other assets” on the Unaudited Consolidated Condensed Balance Sheet.

Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s Unaudited Consolidated Condensed Balance Sheets as follows:

	Fair Value as of July 29, 2012				Fair Value as of January 29, 2012
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Temporary investments	$—	$—	$—	$—	$83,121	$—	$83,121	$—
Long-term investments	7,518	—	7,518	—	17,522	—	17,522	—
Other assets	795	—	$795	—	—	—	—	—
Total financial assets	$8,313	$—	$8,313	$—	$100,643	$—	$100,643	$—
During the six months ended July 29, 2012, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of July 29, 2012 and January 29, 2012, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
Instruments Not Recorded at Fair Value on a Recurring Basis
Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents, receivables, net, certain other assets, accounts payable and accrued expenses, accrued personnel costs, and other current liabilities.
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. See Note 10.
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
Note 8: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	July 29, 2012	January 29, 2012
Raw materials	$3,132	$4,871
Work in progress	50,608	30,884
Finished goods	22,211	11,240
Inventories	$75,951	$46,995

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
The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying Unaudited Consolidated Condensed Financial Statements using Level 3 inputs. The Company concluded that there were no indicators of impairment as of July 29, 2012.
Goodwill balances as of July 29, 2012 and January 29, 2012 are presented below:

(in thousands)	Carrying Amount
Balance as of January 29, 2012	$129,651
Acquisition of Gennum Corporation	258,386
Acquisition of Cycleo SAS	2,042
Balance as of July 29, 2012	$390,079
During the first six months of fiscal year 2013, goodwill increased by approximately $260.4 million due to the Company’s acquisitions of Gennum and Cycleo (see Note 2).
Purchased Intangibles – Purchased intangibles are amortized on a straight-line basis over their estimated useful lives. In-process research and development is recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived assets and amortized over their useful lives.

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which continue to be amortized:

(in thousands)		July 29, 2012			January 29, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$167,124	$(29,822)	$137,302	$65,900	$(21,031)	$44,869
Customer relationships	7-10 years	40,130	(5,058)	35,072	12,130	(2,929)	9,201
Technology licenses (1)	5 years	3,000	(550)	2,450	3,000	(250)	2,750
Other intangibles assets	1-5 years	6,724	(1,934)	4,790	—	—	—
Total finite-lived intangible assets		$216,978	$(37,364)	$179,614	$81,030	$(24,210)	$56,820

(1)
Technology licenses relate to licensing agreements entered into by the Company. Amortization expense related to technology licenses is reported as “Product development and engineering” in the Unaudited Consolidated Condensed Statements of Income.

During the first six months of fiscal year 2013, acquired finite-lived intangible assets increased by approximately $129.9 million due to the acquisition of Gennum and $6.1 million from the acquisition of Cycleo.
Core technologies include $95.1 million and $6.1 million of finite-lived intangible assets from the acquisition of Gennum and the acquisition of Cycleo, respectively (see Note 2). The Company concluded that the intangible assets classified as core technologies were identifiable intangible assets, separate from goodwill, since they were capable of being separated from Gennum or Cycleo and sold, transferred or licensed, regardless of whether the Company intended to do so. Each product technology was valued separately since each was determined to have a different remaining useful life. The preliminary value for the underlying core IP technology from the acquisition of Gennum and Cycleo was assessed utilizing a discounted cash flow methodology and/or a relief from royalty method.
For the three months ended July 29, 2012 and July 31, 2011, amortization expense related to finite-lived intangible assets was

$8.0 million and $2.1 million, respectively. For the six months ended July 29, 2012 and July 31, 2011, amortization expense related to finite-lived intangible assets was $12.9 million and $4.2 million, respectively. Amortization expense related to finite-lived intangible assets is reported as “Intangible amortization and impairments” in the Unaudited Consolidated Condensed Statements of Income.
The following table sets forth the Company’s indefinite-lived intangible assets resulting from business acquisitions:

(in thousands)	July 29, 2012			January 29, 2012
	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount
In-process research and development	$47,470	$(3,170)	$44,300	$12,370	$(2,470)	$9,900
Total indefinite-lived intangible assets	$47,470	$(3,170)	$44,300	$12,370	$(2,470)	$9,900
The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. Acquired in-process research and development was tested for impairment on a non-recurring basis in the accompanying consolidated financial statements using Level 3 inputs.
During the first six months of fiscal year 2013, acquired indefinite-lived intangible assets increased by approximately $35.1 million due to the acquisition of Gennum.
The estimated annual amount of future amortization expense for finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Technology license	Sierra Monolithics	Gennum	Cycleo	Total
Remainder of fiscal year 2013	$300	$4,105	$11,416	$538	$16,359
Fiscal year 2014	600	8,210	18,778	1,007	28,595
Fiscal year 2015	600	8,210	18,132	1,007	27,949
Fiscal year 2016	600	8,210	17,586	1,007	27,403
Fiscal year 2017	350	8,210	17,499	1,007	27,066
Thereafter	—	13,020	38,133	1,089	52,242
Total expected amortization expense	$2,450	$49,965	$121,544	$5,655	$179,614

Note 10: Credit Facilities
On March 20, 2012, the Company entered into a credit agreement with certain lenders from time to time party thereto (the “Lenders”) and Jefferies Finance LLC, as administrative and collateral agent (the “Credit Agreement”). Pursuant to the Credit Agreement, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $350 million (the “Facilities”), consisting of term A loans in an aggregate principal amount of $100 million (the “Term A Loans”) and term B loans in an aggregate principal amount of $250 million (the “Term B Loans”). Both the Term A Loans and the Term B Loans mature on March 20, 2017. The initial carrying amounts totaled $99.5 million (net of original issue discount of $500,000) for the Term A Loans and $247.5 million (net of original issue discount of $2.5 million) for the Term B Loans. The respective amounts of original issue discount are being amortized using the effective interest method and are included in “Interest income and other expense, net” in the Unaudited Consolidated Condensed Statements of Income. A portion of the proceeds of the loans was used to finance the acquisition of Gennum and fees, costs and expenses related thereto, and the remainder of the proceeds may be used by Semtech for working capital and general corporate purposes.
Debt issuance costs incurred in connection with the Facilities totaled $8.9 million and are being amortized using the effective interest method over the terms of the loans, and are included in “Interest income and other expense, net” in the Unaudited Consolidated Condensed Statements of Income.
The fair value of the Company’s debt is estimated primarily based on quotes (“ask prices”) provided by pricing services generated in a market with insufficient volume to comprise an active market (Level 2 inputs) based on the Company’s debt obligations. The fair value of the Company’s debt was $346.5 million at July 29, 2012.
The Company may request, at any time and from time to time, subject to certain conditions, the establishment of one or more additional term loan facilities in an aggregate principal amount not to exceed $150 million, the proceeds of which may be used for working capital and general corporate purposes.
Interest on the Term A Loans and Term B Loans accrue at certain reference rates plus specified applicable margins. The reference rates are equivalent to, at the Company’s option, either: (i) LIBOR for interest periods of 1, 2, 3 or 6 months or, subject to certain conditions, 9 or 12 months (“LIBOR”) or (ii) the highest of (a) the prime rate, (b) the federal funds effective rate plus 1/2% and (c) one-month LIBOR plus 1.00% (“Base Rate”). For the Term B Loans, LIBOR is subject to a floor of 1.00% and Base Rate is subject to a floor of 2.00%. For the Term A Loans, the applicable margin for LIBOR loans ranges from 2.50% to 2.75% and the applicable margin for Base Rate loans ranges from 1.50% to 1.75%, in each case depending upon the total leverage ratio. For the Term B Loans, the applicable margin for LIBOR loans is 3.25% and the applicable margin for Base Rate loans is 2.25%. Interest is payable at least quarterly. As of July 29, 2012, the interest rates payable on the Term A Loans and Term B Loans were 2.99% and 4.25%, respectively.
In accordance with the Credit Agreement, and as described in Note 11, in June 2012, the Company entered into an interest rate hedging agreement protecting at least 50% of the variable interest rate exposure on the term loans.
Quarterly principal payments of $5.0 million and $625,000 for the Term A Loans and Term B Loans, respectively, are due beginning on the last business day of the quarter ended July 29, 2012, with the final balances due on the maturity date of March 20, 2017.
Under certain circumstances, the Company is obligated to apply 50% of its excess cash flow (as defined in the Credit Agreement) for each fiscal year, as well as net cash proceeds from specified other sources, such as asset sales, debt issuances or insurance proceeds, to prepay the Term A Loans and Term B Loans. The earliest date that any such payment may be due is 95 days after the last day of the fiscal year ending closest to January 31, 2013.
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
The Facilities are subject to customary affirmative and negative covenants, some of which require the maintenance of specified interest coverage and leverage ratios. The Company was subject to a minimum interest ratio of 5.00:1.00 for the second quarter ended July 29, 2012 and a maximum total leverage ratio of 2.65:1.00 as of the last day of the second quarter ended July 29, 2012. The Company was in compliance with such financial covenants as of July 29, 2012.

Note 11: Interest Rate Derivative Agreement
In June 2012, the Company entered into an interest rate cap agreement with a $175 million notional amount and an upfront payment of $1.1 million. The agreement matures on February 22, 2016 and caps interest rates on one-month LIBOR at 1.00%.
The interest rate cap agreement has been designated as a cash flow hedge of interest rate risk in accordance with ASC Topic 815, Derivatives and Hedging, and is recorded at estimated fair value as of July 29, 2012.
The Company determined that the interest rate cap agreement is highly effective in offsetting future variable interest payments associated with the hedged portion of the Company’s term loans. No ineffectiveness was recorded during the three and six months ended July 29, 2012. The Company did not have any active interest contracts outstanding prior to June 2012.
The following table sets forth the net impact of the effective portion of the cash flow hedge on accumulated other comprehensive income for the three and six months ended July 29, 2012:

	Three Months Ended	Six Months Ended
(in thousands)	July 29, 2012	July 29, 2012
Beginning balance	$—	$—
Change in unrealized loss on interest rate cap, before tax	(305)	(305)
Benefit for tax related to change in unrealized loss on interest rate cap	111	111
Ending balance	$(194)	$(194)

The amount of unrealized losses recorded in other comprehensive loss at July 29, 2012 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $20,000.
The fair value of the interest rate cap at July 29, 2012 is determined based on assumptions that management believes market participants would use in pricing. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Based on the inputs used in the valuation, the Company has determined that the derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 12: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S.
In the fourth quarter of fiscal year 2010, in connection with the Sierra Monolithics, Inc. acquisition, the Company modified its previous assertion that all of its earnings were permanently reinvested offshore and concluded that $120.0 million of foreign earnings were not permanently reinvested offshore. Of this amount, $50.0 million was actually repatriated to the U.S., leaving $70.0 million of unrepatriated foreign subsidiary earnings.
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
In the second quarter of fiscal year 2013, the overall statutory tax rate in Canada increased as a result of newly enacted tax legislation. The impact of this tax law change resulted in a $3.4 million discrete charge to the Canadian tax provision and a corresponding adjustment to the Company’s deferred tax liabilities.
Also in the second quarter of fiscal year 2013, the Company concluded that it could not reasonably or reliably forecast its annual effective tax rate on a full year basis. Accordingly, the Company recorded a tax benefit based on a year-to-date effective tax rate rather than an estimated full year effective tax rate.

The gross unrecognized tax benefits (before federal impact of state items) were $13.8 million at both July 29, 2012 and January 29, 2012. Included in each of the balances of unrecognized tax benefits at July 29, 2012 and January 29, 2012, are $11.6 million of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions is reflected on the Unaudited Consolidated Condensed Balance Sheets as follows:

(in thousands)	July 29, 2012	January 29, 2012
Accrued liabilities	$473	$437
Other long-term liabilities	11,123	11,159
Total accrued taxes	$11,596	$11,596
As of July 29, 2012, it was reasonably possible that the total amounts of unrecognized tax benefits would decrease by up to $0.5 million within twelve months as a result of statutes of limitations for the taxing authority to challenge the position expiring. If recognized, this decrease will impact the effective tax rate.
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the (benefit) provision for taxes. The Company had approximately $243,000 of net interest and penalties accrued at July 29, 2012 and January 29, 2012.
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
Note 13: Commitments and Contingencies
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. At July 29, 2012, accrued liabilities include approximately $27,000 of fees payable in connection with pending testing and monitoring activities at this site. While it is reasonably possible that losses exceeding the amounts already accrued may be incurred, because of the uncertainties associated with environmental assessment and the remediation activities, the Company has concluded that it is unable to reasonably estimate a range of potential expenses, if any, of future site clean-up costs that may be directed by the regulatory agency following the current site assessments and surveys, however, any such potential expenses are not expected to be material to the Company’s financial statements, as a whole.
V Semiconductor Litigation
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

V Semiconductor Inc. v. Semtech Corporation et al.    Complaint was filed on April 27, 2012 in the U.S. District Court, Eastern District of Michigan, Southern Division, against the Company, certain current and former employees and one non-employee director (the “U.S. litigation”).
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
The U.S. litigation is in its preliminary stages, but proceedings have been stayed pending the outcome of settlement negotiations described below. If settlement is not achieved, the final outcome, including our liability, if any, with respect to the U.S. litigation, is uncertain. At present, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from the U.S. litigation. If an unfavorable outcome were to occur in the U.S. litigation, the impact could be material to our business, financial condition, or results of operations.
In addition, it is not possible to determine the maximum potential amount under any indemnification provisions or obligations to the applicable parties under the terms and conditions of applicable Bylaws, Certificates or Articles of Incorporation, agreements or applicable law due to the limited history of prior indemnification claims and the preliminary stages of the U.S. litigation.

Settlement Status
In August 2012, the parties to the Canadian litigation and U.S. litigation entered into a Confidential Settlement Agreement and Mutual Release, under which all claims in all suits are to be dismissed. The settlement is subject to the satisfaction of certain conditions and will only become effective contingent upon and following completion of the applicable conditions and contingencies. If the settlement becomes effective, the parties to the Canadian litigation and U.S. litigation will secure the dismissal and termination with prejudice of the applicable legal proceedings. As a result of this subsequent event, the Company does not expect to recognize a loss contingency in connection with the potential settlement. If the applicable conditions and contingencies for making the settlement fully effective have not been completed by September 30, 2012, the Confidential Settlement Agreement and Mutual Release will terminate and be cancelled, and the applicable legal proceedings will continue in their respective jurisdictions.
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
The table below summarizes changes in product warranties in accrued liabilities as of July 29, 2012.

(in thousands)
Balance at January 29, 2012	$307
Current accruals	44
Accrual reversals	(68)
Settlements made (in cash or in kind) during period	—
Balance at July 29, 2012	$283

Note 14: Geographic Information and Concentration of Risk
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
Net sales activity by geographic region is as follows:

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
North America	18%	25%	19%	26%
Asia-Pacific	69%	62%	67%	61%
Europe	13%	13%	14%	13%
	100%	100%	100%	100%
The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales:

	Three Months Ended		Six Months Ended
(percentage of total sales)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
United States	17%	22%	17%	23%
China (including Hong Kong)	37%	39%	37%	37%
Japan	10%		10%

The Company’s regional (loss) income from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Domestic	$(8,887)	$5,426	$(17,725)	$10,975
Foreign	7,570	26,365	(4,363)	46,898
Total	$(1,317)	$31,791	$(22,088)	$57,873
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
Each of the following significant customers accounted for at least 10% of net sales for at least one of the periods indicated:

(percentage of net sales)	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Samsung Electronics (and affiliates)	10%	12%	12%	12%
Huawei Technologies (and affiliates)	11%		11%
Frontek Technology Corp		11%		11%
The following table shows the list of customers that have an outstanding receivable balance that represents at least 10% of total net receivables for at least one of the periods indicated:

(percentage of net accounts receivable)	Balance as of
	July 29, 2012	January 29, 2012
Huawei Technologies (and affiliates)	15%	11%
Samsung Electronics (and affiliates)	11%	14%
Frontek Technology Corp		10%
Dragon Technology		11%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as the earthquake and Tsunami in Japan and floods in Thailand or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Germany, Ireland, Israel and Switzerland. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Thailand and the Philippines.

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
The following table summarizes the stock repurchase activities and shares withheld from vested restricted shares during the periods indicated:

(in thousands, except number of shares)	Three Months Ended				Six Months Ended
	July 29, 2012		July 31, 2011		July 29, 2012		July 31, 2011
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the 2008 Program	—	$—	—	$—	—	$—	—	$—
Shares withheld from vested restricted shares	3,513	87	3,583	101	9,696	269	22,513	551
Total treasury shares activities	3,513	$87	3,583	$101	9,696	$269	22,513	$551
The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.
Note 16: Recent Accounting Pronouncements
In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. This guidance was effective beginning in the Company’s first quarter ended April 29, 2012 and did not have a material impact on its consolidated financial statements.
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
In July 2012, the FASB issued an accounting standards update regarding the testing of indefinite-lived intangible assets for impairment. Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment testing by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations, cash flows, or disclosures.

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
Additionally, pursuant to the earn-out arrangement with Cycleo stockholders, we potentially may make payments totaling up to approximately $16 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo over the period of four years beginning on April 30, 2012. For certain of the Cycleo stockholders, payment of the earn-out liability is contingent upon employment at the end of the four-year period and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is included in the purchase price allocation at March 7, 2012. During the six months ended July 29, 2012, we recognized $977,000 of compensation expense related to the deferred compensation liability. These costs are included in the Unaudited Consolidated Condensed Statements of Income for the six months ended July 29, 2012 under “Product development and engineering” ($635,000) and “Selling, general and administrative” ($342,000).
The unaudited consolidated condensed financial statements for the second quarter of fiscal year 2013 include the results of operations of Gennum and Cycleo commencing as of the acquisition dates.
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
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the second quarter of fiscal years 2013 and 2012 represented 40% and 31% of net sales, respectively. Sales made directly to customers during the second quarter of fiscal years 2013 and 2012 were 59% and 53% of net sales, respectively. The remaining sales were made through independent distributors.
Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, the United States, Israel, Europe, and

Canada. For the second quarter of fiscal year 2013, approximately 48% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the second quarter of fiscal year 2013 constituted approximately 83% of our net sales. Approximately 69% of foreign sales during the second quarter of fiscal year 2013 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The deferred gross margin does not include any adjustments for sales returns. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2012 or the first six months of fiscal year 2013.
The following table summarizes the deferred net revenue balance:

(in thousands)	July 29, 2012	January 29, 2012
Deferred revenue	$7,312	$4,964
Deferred cost of revenue	1,664	1,243
Deferred revenue, net	$5,648	$3,721
Deferred product design and engineering recoveries	194	132
Total deferred revenue	$5,842	$3,853
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of income data expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.5%	39.6%	51.4%	39.6%
Gross Profit	49.5%	60.4%	48.6%	60.4%
Operating costs and expenses:
Selling, general and administrative	20.7%	17.3%	28.4%	19.5%
Product development and engineering	21.6%	17.1%	21.2%	16.1%
Intangible amortization and impairments	5.3%	1.6%	5.1%	1.7%
Total operating costs and expenses	47.6%	35.9%	54.7%	37.3%
Operating income (loss)	1.9%	24.5%	(6.1)%	23.1%
Interest expense	(2.3)%	—	(1.9)%	—
Interest income and other (expense), net	(0.4)%	(0.1)%	(0.3)%	(0.2)%
(Loss) income before taxes	(0.8)%	24.4%	(8.3)%	22.9%
(Benefits) provision for taxes	(7.5)%	3.6%	(12.8)%	3.2%
Net income	6.7%	20.8%	4.5%	19.7%
Percentages may not add precisely due to rounding.

Our regional mix of (loss) income from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Domestic	$(8,887)	$5,426	$(17,725)	$10,975
Foreign	7,570	26,365	(4,363)	46,898
Total	$(1,317)	$31,791	$(22,088)	$57,873

Domestic (loss) income from continuing operations includes amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.
Comparison of the Three Months Ended July 29, 2012 and July 31, 2011
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The second quarter of fiscal years 2013 and 2012 each consisted of 13 weeks.
Our sales by major end-market are detailed below:

(dollars in thousands; % of net sales)	Three Months Ended
	July 29, 2012		July 31, 2011
Enterprise Computing	$25,090	17%	$11,094	8%
Communications	53,006	35%	50,769	39%
High-end Consumer (1)	39,156	26%	45,287	35%
Industrial and Other	33,452	22%	23,104	18%
Total	$150,704	100%	$130,254	100%

(1)
Approximately $5.5 million and $5.0 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the second quarter of fiscal years 2013 and 2012, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales Net sales for the second quarter of fiscal year 2013 were $150.7 million, an increase of 16% compared to $130.3 million for the second quarter of fiscal year 2012.

The higher revenue in the current quarter resulted primarily from higher demand from the enterprise computing and industrial end markets, driven by the impact of approximately $35.3 million of Gennum sales in the quarter, partially offset by decreased demand from the high-end consumer end market.
Gross Profit During the second quarter of fiscal year 2013, gross profit decreased to $74.5 million from $78.7 million in the second quarter of fiscal year 2012. Gross profit margins decreased to 49.5% in the second quarter of fiscal year 2013 from 60.4% in the second quarter of fiscal year 2012. The decrease in gross profit margin was due primarily to amortization of $17.7 million of the fair value adjustment related to acquired inventory recorded to cost of sales from the Gennum acquisition which offset a favorable end-market product mix driven primarily by the impact of approximately $35.3 million of Gennum sales in the quarter combined with $2.2 million of higher sales from the communications product line.
Most of the remaining fair value adjustment of approximately $11 million related to the acquired inventory from the Gennum acquisition is expected to be recognized in the second half of the fiscal year 2013.
Operating Costs and Expenses

(dollars in thousands)	Three Months Ended				Change
	July 29, 2012		July 31, 2011
Selling, general and administrative	$31,220	44%	$22,481	48%	39%
Product development and engineering	32,613	45%	22,228	47%	47%
Intangible amortization and impairments	7,977	11%	2,103	5%	279%
Total operating costs and expenses	$71,810	100%	$46,812	100%	53%
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $8.7 million in the second quarter of fiscal year 2013, compared to the same quarter of fiscal year 2012 driven primarily by the impact of the acquisition of Gennum and $1.8 million of transaction and integration expenses due to the acquisition of Gennum and Cycleo in March 2012. The transaction and integration expenses primarily consisted of acquisition expenses.
Product Development and Engineering Expenses
Product development and engineering expenses increased by $10.4 million in the second quarter of fiscal year 2013, compared to the same quarter of fiscal year 2012 driven primarily by the inclusion of Gennum results for the full quarter.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization and Impairments
Intangible amortization and impairments was $8.0 million and $2.1 million in the second quarter of fiscal years 2013 and 2012, respectively. The increase reflects the impact of $5.7 million intangible amortization due to the inclusion of Gennum results for the full quarter. As of July 29, 2012, we had a total of $179.6 million of finite-lived intangible assets, which included $129.9 million related to the acquisition of Gennum.
Amortization expense related to acquired finite-lived intangible assets is expected to be $8.2 million in the third quarter of fiscal year 2013 (see Note 9 for further details).
The preliminary purchase price allocation for the Gennum acquisition included $35.1 million of acquired in-process research and development (“IPR&D”) projects. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development.
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

The top three IPR&D projects that comprise $27.0 million of the total $35.1 million IPR&D balance are for enterprise computing, communications and high-end consumer products. The following table summarizes the significant assumptions underlying the valuation for such three IPR&D projects at the acquisition date:

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
Interest Expense
Interest expense was $3.4 million in the second quarter of fiscal year 2013. There was no interest expense in the second quarter of fiscal year 2012. The increase was due to interest expense resulting from entering into senior secured first lien credit facilities in an aggregate principal amount of $350 million to finance the acquisition of Gennum (see Note 2 to our consolidated condensed financial statements). Interest expense is expected to be approximately $3.4 million in the third quarter of fiscal year 2013 (see Note 10 to our consolidated condensed financial statements).
Interest Income and Other Expense, Net
Interest income and other expense, net was $590,000 in the second quarter of fiscal year 2013, compared to $117,000 in the second quarter of fiscal year 2012. The increase was due primarily to the amortization of the original issue discount and debt issuance costs related to the credit facilities to finance the acquisition of Gennum. The original issue discount and debt issuance costs will be amortized and recognized in subsequent quarters over the terms of the loans (see Note 10 to our consolidated condensed financial statements for further details).
Income Taxes
In the second quarter of fiscal year 2013 we recorded an income tax benefit of approximately $11.3 million compared to a $4.7 million income tax provision in the second quarter of fiscal year 2012. The effective tax rates for the second quarter of fiscal years 2013 and 2012 were 861% and 15%, respectively. Our effective tax rate in the second quarter of fiscal year 2013 differs from the statutory federal income tax rate of 35% due primarily to the methodology used to compute the effective tax rate. In the second quarter of fiscal year 2013, we concluded that we could not reliably forecast our annual effective tax rate on a full year basis. Accordingly, we recorded a tax benefit based on a year-to-date effective tax rate rather than an estimated full year effective tax rate.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
Comparison of the Six Months Ended July 29, 2012 and July 31, 2011
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first six months of fiscal years 2013 and 2012 each consisted of 26 weeks.

Our sales by major end-market are detailed below:

(dollars in thousands; % of net sales)	Six Months Ended
	July 29, 2012		July 31, 2011
Enterprise Computing	$39,055	15%	$21,366	8%
Communications	94,765	35%	100,661	40%
High-end Consumer (1)	77,710	29%	85,669	34%
Industrial and Other	55,816	21%	44,929	18%
Total	$267,346	100%	$252,625	100%

(1)
Approximately $10.2 million and $8.4 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first six months of fiscal years 2013 and 2012, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales Net sales for the first six months of fiscal year 2013 were $267.3 million, an increase of 6% compared to $252.6 million for the first six months of fiscal year 2012.
The higher revenue in the first six months resulted primarily from higher demand from the enterprise computing and industrial end markets, driven by the impact of approximately $47.3 million of Gennum sales during the first six months of fiscal 2013, partially offset by decreased demand from the high-end consumer and communications end markets.
Gross Profit During the first six months of fiscal year 2013, gross profit decreased to $129.9 million from $152.6 million in the first six months of fiscal year 2012. Gross profit margins decreased to 48.6% in the first six months of fiscal year 2013 from 60.4% in the first six months of fiscal year 2012. The decrease in gross profit margin was due primarily to amortization of $30.6 million of the fair value adjustment related to acquired inventory recorded to cost of sales from the Gennum acquisition.
Most of the remaining fair value adjustment of approximately $11 million related to the acquired inventory from the Gennum acquisition is expected to be recognized in the second half of the fiscal year 2013.
Operating Costs and Expenses

(dollars in thousands)	Six Months Ended				Change
	July 29, 2012		July 31, 2011
Selling, general and administrative	$76,038	52%	$49,186	52%	55%
Product development and engineering	56,696	39%	40,753	43%	39%
Intangible amortization and impairments	13,555	9%	4,205	5%	222%
Total operating costs and expenses	$146,289	100%	$94,144	100%	55%

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $26.9 million in the first six months of fiscal year 2013, compared to the first six months of fiscal year 2012 driven primarily by $20.4 million of transaction and integration expenses due to the acquisition of Gennum and Cycleo in March 2012 and the impact of Gennum expenses.
Product Development and Engineering Expenses
Product development and engineering expenses increased by $15.9 million in the first six months of fiscal year 2013, compared to the first six months of fiscal year 2012 driven primarily by the impact of the acquisition of Gennum in March 2012.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.

Intangible Amortization and Impairments
Intangible amortization and impairments were $13.6 million and $4.2 million in the first six months of fiscal years 2013 and 2012, respectively. The increase reflects the impact of $8.3 million intangible amortization related to the acquisition of Gennum and impairment charges of $700,000 associated with IPR&D in the first six months of fiscal year 2013. As of July 29, 2012, we had a total of $179.6 million of finite-lived intangible assets, which included $129.9 million related to the acquisition of Gennum.
Amortization expense related to acquired finite-lived intangible assets is expected to be $16.4 million in the second half of fiscal year 2013 (see Note 9 for further details).
Interest Expense
Interest expense was $5.0 million in the first six months of fiscal year 2013. There was no interest expense in the six months of fiscal year 2012. The increase was due to interest expense resulting from entering into senior secured first lien credit facilities in an aggregate principal amount of $350 million to finance the acquisition of Gennum (see Note 2 to our Unaudited Consolidated Condensed Financial Statements). Interest expense is expected to be approximately $6.8 million in the second half of fiscal year 2013 (see Note 10 to our consolidated condensed financial statements for further details).
Interest Income and Other Expense, Net
Interest income and other expense, net was $706,000 in the first six months of fiscal year 2013, compared to $557,000 in the first six months of fiscal year 2012. The increase was due primarily to the amortization of the original issue discount and debt issuance costs related to the credit facilities to finance the acquisition of Gennum. The original issue discount and debt issuance costs will be amortized and recognized in subsequent quarters over the terms of the loans (see Note 10 to our consolidated condensed financial statements for further details).
Income Taxes
In the first six months of fiscal year 2013 we recorded an income tax benefit of approximately $34.3 million compared to an income tax provision of $8.2 million in the first six months of fiscal year 2012. The effective tax rates for the first six months of fiscal years 2013 and 2012 were 155% and 14%, respectively. Our effective tax rate in fiscal year 2013 differs from the statutory federal income tax rate of 35% due primarily to the methodology used to compute the effective tax rate. In the second quarter of fiscal year 2013, we concluded that we could not reliably forecast our annual effective tax rate on a full year basis. Accordingly, we recorded a tax benefit based on a year-to-date effective tax rate rather than an estimated full year effective tax rate.
Our effective tax rate in fiscal year 2013 was also affected by certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S. In the first six months of fiscal year 2013, we released $23.4 million of previously recorded tax reserves for foreign earnings deemed to be permanently reinvested offshore.
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
As of July 29, 2012, our total shareholders’ equity was $657.3 million. At that date we also had approximately $165.9 million in cash and cash equivalents, $7.5 million in long-term investments, and total debt of $341.6 million.

Our primary sources and uses of cash for the corresponding periods are presented below:

	Six Months Ended	Six Months Ended
(in millions)	July 29, 2012	July 31, 2011
Sources of Cash
Operating activities	$11.9	$40.6
Proceeds from exercise of stock options including tax benefits	5.3	30.6
Proceeds from sale of investments	103.2	50.0
Issuance of debt	338.0	—
	$458.4	$121.2
Uses of Cash
Capital expenditures, net of sale proceeds	$(10.7)	$(15.3)
Acquisitions, net of cash acquired	(491.7)	—
Purchases of investments	(10.1)	(83.8)
Payment of debt	(5.6)	—
Payment for interest rate cap	(1.1)	—
Repurchase of common stock	(0.3)	(0.5)
	$(519.5)	$(99.6)
Effect of exchange rate increase on cash and cash equivalents	$(0.1)	$—
Net (decrease) increase in cash and cash equivalents	$(61.2)	$21.6
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of July 29, 2012, our foreign subsidiaries held approximately $102.9 million of cash and cash equivalents compared to $271.4 million at January 29, 2012. The decline was attributable to using approximately $213.0 million to partially fund the acquisitions of Gennum and Cycleo and to cover transaction and other related expenses. If we needed these funds for investment in domestic operations, any repatriation could result in increased tax liabilities.
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
Operating cash flows for the first six months of fiscal year 2013 was impacted by several significant non-cash transaction related items including $30.6 million of purchase accounting adjustments related to inventory acquired from Gennum, $8.3 million of amortization expense for acquired intangible assets, and $20.4 million of integration and acquisition expenses. Also, accretion of capitalized finance costs was $1.1 million.
Investing Activities
Cash used for investing activities is primarily attributable to the acquisitions of Gennum and Cycleo, capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.
Capital expenditures were $10.7 million for the first six months of fiscal year 2013 compared to $15.3 million for the first six months of fiscal year 2012. Acquisitions of Gennum and Cycleo were $491.7 million, net of cash acquired. Funding of the purchase price was sourced from cash and cash equivalents, credit facilities and required the liquidation of a significant amount of our temporary and long-term investments.
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
In addition to using our cash, we incurred debt of $347 million (net of original issue discount of $3 million) in term loans during the quarter to complete the Gennum acquisition. On March 20, 2012, we entered into the senior secured first lien credit facilities in the aggregate principal amount of $350 million (the “Facilities”), consisting of Term A loans in an aggregate principal amount of $100 million (the “Term A Loans”) and Term B loans in an aggregate principal amount of $250 million (the “Term B Loans”). Both the Term A Loans and the Term B Loans mature on March 20, 2017. Repayments of long term debt during the first six months of fiscal 2012 totaled $5.6 million. In accordance with the credit agreement, we entered into an interest rate cap agreement protecting at least 50% of the variable interest rate exposure on the term loans and made an upfront payment of $1.1 million in June 2012.
In the first six months of fiscal year 2013, cash proceeds from the exercise of stock options were $2.4 million compared to $28.9 million in the first six months of fiscal year 2012.
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
We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. In the first six months of fiscal years 2013 and 2012, no shares were repurchased. On August 24, 2011, we announced a $36 million expansion of our existing stock repurchase program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on August 24, 2011 for the complete announcement. On November 30, 2011, we announced an additional $50 million expansion of our existing stock repurchase program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on November 30, 2011 for the complete announcement.
In addition to the stock repurchase program, shares valued at $269,000 and $551,000 were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the first six months of fiscal years 2013 and 2012, respectively.
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

Contractual Obligations Other than the debt obligations incurred to finance the Gennum acquisition and the earn-out and the deferred compensation associated with the Cycleo acquisition, there were no material changes in our contractual obligations during the first six months of fiscal year 2013 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 filed with the SEC on March 29, 2012.
Repayments under our Credit Agreement relating to Term A and Term B Loans and estimated payments related to our earn-out liability and deferred compensation are scheduled to occur in the following periods:

(in thousands)		July 29, 2012
	Long-term Debt	Earn-out Liability	Deferred Compensation
Less than 1 year	$22,500	$410	$1,554
1 to 3 years	45,000	820	5,699
3 to 5 years	276,875	408	3,109
	$344,375	$1,638	$10,362
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
As a result of entering into the $350 million long-term debt with variable interest rates, our operating results are exposed to fluctuations in interest rates. Pursuant to the Credit Agreement, we were required to enter into an interest rate hedging agreement protecting at least 50% of all the variable interest rate exposure on the term loans within 90 days of entering into the Credit Agreement. We do not engage in the trading of derivative financial instruments in the normal course of business. On June 18, 2012, we entered into an interest rate cap agreement to fulfill the requirements of our Credit Agreement (see Note 11 to our consolidated condensed financial statements for more information). In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.1 million associated with the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would decrease the fair value of our variable-rate debt by approximately $3.4 million.

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
Changes in Internal Controls
As previously announced and discussed in this Form 10-Q, we acquired Gennum on March 20, 2012. As a result, we have begun integrating the processes, systems and controls relating to Gennum into our existing system of internal control over financial reporting in accordance with our integration plans. The Company considers the transaction material to results of operations, cash flows and financial position from the date of the acquisition through July 29, 2012 and believes the internal controls and procedures of Gennum will have a material effect on the Company’s internal control over financial reporting.
The Company is currently in the process of evaluating the internal controls and procedures of Gennum. Further, the Company is in the process of integrating Gennum operations. Except for the processes, systems and controls relating to financing and integration of Gennum, there have not been any changes in our internal control over financial reporting during the second quarter ended July 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 13 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report.

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
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the second quarter of fiscal year 2013.

Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2013.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2012 (04/30/12-05/27/12)	—	$—	—	$50	million
June 2012 (05/28/12-06/24/12)	—	$—	—	$50	million
July 2012 (06/25/12-07/29/12)	—	$—	—	$50	million
Total activity	—		—

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

SEMTECH CORPORATION
Registrant

Date: September 7, 2012	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: September 7, 2012	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Senior Vice President and
Chief Financial Officer