Form 10-Q
period 2012-10-28
SEMTECH CORP
filed 2012-12-07
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at November 30, 2012: 66,213,397

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 28, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net sales	$160,878	$123,944	$428,224	$376,569
Cost of sales	64,085	50,537	201,569	150,588
Gross profit	96,793	73,407	226,655	225,981
Operating costs and expenses:
Selling, general and administrative	35,646	25,110	111,684	74,296
Product development and engineering	33,354	20,489	90,050	61,242
Intangible amortization and impairments	8,212	4,573	21,767	8,778
Total operating costs and expenses	77,212	50,172	223,501	144,316
Operating income	19,581	23,235	3,154	81,665
Interest expense	(4,172)	—	(10,208)	—
Interest income and other (expense) income, net	(1,071)	729	(696)	172
Income (loss) before taxes	14,338	23,964	(7,750)	81,837
(Benefit) provision for taxes	(2,252)	(3,015)	(36,571)	5,138
Net income	$16,590	$26,979	$28,821	$76,699
Earnings per share:
Basic	$0.25	$0.41	$0.44	$1.18
Diluted	$0.25	$0.40	$0.43	$1.14
Weighted average number of shares used in computing earnings per share:
Basic	65,996	65,440	65,622	65,180
Diluted	67,465	67,314	67,306	67,539
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net income	$16,590	$26,979	$28,821	$76,699
Other comprehensive (loss) income, before tax:
Change in unrealized holding loss on available-for-sale investments	(4)	(82)	(37)	(212)
Change in unrealized loss on interest rate cap	(194)	—	(499)	—
Change in cumulative translation adjustment	84	(2)	203	(2)
Other comprehensive loss, before tax	(114)	(84)	(333)	(214)
Benefit for taxes related to items of other comprehensive (loss) income	72	19	189	48
Other comprehensive loss, net of tax	(42)	(65)	(144)	(166)
Total comprehensive income, net of tax	$16,548	$26,914	$28,677	$76,533
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	October 28, 2012	January 29, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$204,954	$227,022
Temporary investments	5,017	83,121
Accounts receivable, less allowances of $5,669 at October 28, 2012 and $3,594 at January 29, 2012	72,804	49,644
Inventories	73,825	46,995
Deferred tax assets	13,800	5,339
Prepaid taxes	31,740	9,580
Other current assets	18,342	5,611
Total current assets	420,482	427,312
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $98,126 at October 28, 2012 and $85,393 at January 29, 2012	100,390	69,713
Long-term investments	8,012	17,522
Deferred income taxes	47,917	—
Goodwill	394,508	129,651
Other intangible assets, net	212,043	66,720
Other assets	21,321	15,403
TOTAL ASSETS	$1,204,673	$726,321
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,131	$26,699
Accrued liabilities	46,697	32,389
Deferred revenue	4,565	3,853
Current portion - long term debt	46,845	—
Deferred tax liabilities	4,157	4,041
Total current liabilities	153,395	66,982
Non-current liabilities:
Deferred tax liabilities	52,316	1,000
Long term debt, less current	289,323	—
Other long-term liabilities	27,713	28,151
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 66,178,809 outstanding on October 28, 2012 and 78,136,144 issued and 64,964,780 outstanding on January 29, 2012	785	785
Treasury stock, at cost, 11,957,335 shares as of October 28, 2012 and 13,171,364 shares as of January 29, 2012	(205,020)	(225,822)
Additional paid-in capital	360,586	358,327
Retained earnings	525,184	496,363
Accumulated other comprehensive income	391	535
Total stockholders’ equity	681,926	630,188
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,204,673	$726,321
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	October 28, 2012	October 30, 2011
Cash flows from operating activities:
Net income	$28,821	$76,699
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairment	35,300	16,084
Effect of acquisition fair value adjustments	33,251	—
Accretion of deferred financing costs and debt discount	1,819	—
Accrued interest expense	186	—
Deferred income taxes	(12,586)	5,209
Stock-based compensation	16,727	17,149
Excess tax benefits on stock based compensation	(3,335)	(2,327)
Loss (gain) on disposition of property, plant and equipment	85	(6)
Changes in assets and liabilities:
Accounts receivable, net	(8,646)	(9,004)
Inventories	1,233	560
Prepaid expenses and other assets	5,880	(8,115)
Accounts payable	5,377	6,579
Accrued liabilities	(13,168)	(27,629)
Deferred revenue	(231)	(397)
Income taxes payable and prepaid taxes	(27,694)	(881)
Other liabilities	3,760	(353)
Net cash provided by operating activities	66,779	73,568
Cash flows from investing activities:
Purchases of available-for-sale investments	(17,122)	(90,331)
Proceeds from sales and maturities of available-for-sale investments	104,699	95,122
Proceeds from sales of property, plant and equipment	—	18
Purchase of property, plant and equipment	(18,115)	(18,007)
Purchase of intangible assets	(250)	(3,000)
Acquisitions, net of cash acquired	(491,717)	—
Net cash used in investing activities	(422,505)	(16,198)
Cash flows from financing activities:
Proceeds from debt issuance, net of discount	347,000	—
Deferred financing cost	(8,962)	—
Payment for interest rate cap	(1,100)	—
Excess tax benefits on stock based compensation	3,335	2,327
Proceeds from issuance of common stock	4,839	35,005
Repurchase of outstanding common stock	(269)	(30,579)
Payment of long term debt	(11,250)	—
Net cash provided by financing activities	333,593	6,753
Effect of exchange rate increase (decrease) on cash and cash equivalents	65	(2)
Net (decrease) increase in cash and cash equivalents	(22,068)	64,121
Cash and cash equivalents at beginning of period	227,022	119,019
Cash and cash equivalents at end of period	$204,954	$183,140
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
Principles of Consolidation
The accompanying interim Unaudited Consolidated Condensed Financial Statements of Semtech Corporation and its subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech Corporation and its subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, and the Company believes that the included disclosures are adequate to make the information presented not misleading.
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The third quarter of fiscal years 2013 and 2012 each consisted of 13 weeks.

Segment Information
The Company operates and accounts for its results in one reportable segment. The Company designs, develops, manufactures and markets high performance analog and mixed signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by guidance regarding segment disclosures. The Company is evaluating its reportable segments subsequent to its acquisition of Gennum.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.
Reclassification
Certain prior period amounts have been reclassified to conform with current period presentation.

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
In connection with the acquisition, certain Gennum employees became entitled to payments upon a change in control and their subsequent termination. These payments, which totaled approximately $9.6 million, have been recognized as a post-acquisition compensation expense and included in the Unaudited Consolidated Condensed Statements of Income for the nine months ended October 28, 2012 under “Selling, general and administrative.”
The Company’s preliminary allocation of the total purchase price as of March 20, 2012 is summarized below:

(in thousands)	At March 20, 2012
Cash	$19,664
Inventories	62,941
Other current assets	35,753
Property, plant and equipment	25,702
Amortizable intangible assets	129,863
In-process research and development	29,100
Goodwill	262,815
Other non-current assets	31,243
Deferred tax liabilities	(47,934)
Other current and non-current liabilities	(42,601)
Total acquisition consideration	$506,546
(in thousands)	At March 20, 2012
Amortizable intangible assets:
Developed technology	$95,100
Customer relationships	28,000
Other intangible assets	6,763
$129,863
The purchase price allocation for the Gennum acquisition is preliminary and will be finalized upon collection of information regarding the fair values of assets and liabilities acquired. The primary areas of the preliminary purchase price allocation that are not yet finalized include fair values of income and non-income based taxes at foreign entities and residual goodwill.

Primarily due to a change in the preliminary allocation of fair value, the goodwill allocation related to Gennum increased by $4.4 million from $258.4 million as of July 29, 2012 to $262.8 million as of October 28, 2012. There was no impact to the Company’s Unaudited Consolidated Condensed Statements of Income for the three and nine months ended October 28, 2012.
The Company recognized approximately $1.5 million and $21.9 million of acquisition related costs that were expensed in the three and nine months ended October 28, 2012, respectively. These costs are included in the Unaudited Consolidated Condensed Statements of Income for the three and nine months ended October 28, 2012 under “Selling, general and administrative.”
Net revenues attributable to Gennum since the acquisition date were $45.3 million and $92.6 million, with a corresponding net income of $1.5 million and net loss of $49.8 million in the three and nine months ended October 28, 2012, respectively.
In May 2012, the Company settled two pre-acquisition contingencies related to legal matters for a total cash payment of $4.2 million.
Pro Forma Financial Information
The results of operations of Gennum have been included in the Company’s Unaudited Consolidated Condensed Statements of Income since the acquisition date of March 20, 2012. The following table reflects the unaudited consolidated pro forma information as if the acquisition had taken place at the beginning of each period presented, after giving effect to certain adjustments including the following for the three and nine months ended October 28, 2012 and October 30, 2011:

•
increase in cost of goods sold associated with the fair value adjustment related to acquired inventory of $4.3 million and $37.4 million for the three and nine months ended October 30, 2011, respectively, and subsequent decrease of $4.3 million and $35.0 million for the three and nine months ended October 28, 2012, respectively;

•
decrease in operating expense as a result of classifying recoveries of cost associated with product design and engineering services as a reduction to product development and engineering expense of $3.6 million and $9.2 million for the three and nine months ended October 30, 2011, respectively;

•	increase in operating expense as a result of the settlement of two pre-acquisition contingencies related to legal matters of $4.2 million for the nine months ended October 28, 2012;

•
increase in amortization expense as a result of acquired intangible assets of $5.7 million and $17.1 million for the three and nine months ended October 30, 2011, respectively, and $3.1 million for the nine months ended October 28, 2012;

•
increase in benefit for taxes of $23.4 million associated with the releasing of prior accrued taxes on foreign earnings for the nine months ended October 30, 2011 and subsequent decrease for the nine months ended October 28, 2012;

•
increase in interest expense of $4.2 million and $12.6 million associated with the $350 million term loans entered into to finance the acquisition for the three and nine months ended October 30, 2011, respectively, and $2.4 million for the nine months ended October 28, 2012; and

•	the related tax effects.
Unaudited Consolidated Pro-forma Information:

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	160,878	157,049	452,464	469,959
Net income	20,835	18,496	35,503	42,000
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
Additionally, pursuant to the earn-out arrangement with Cycleo stockholders, the Company potentially may make payments totaling up to approximately $16 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo over the period of four years beginning on April 30, 2012. For certain of the Cycleo stockholders, payment of the earn-out liability is contingent upon employment on the payout date and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is included in the purchase price allocation at March 7, 2012.
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
Note 3: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net income	$16,590	$26,979	$28,821	$76,699

Weighted average common shares outstanding - basic	65,996	65,440	65,622	65,180
Dilutive effect of employee equity incentive plans	1,469	1,874	1,684	2,359
Weighted average common shares outstanding - diluted	67,465	67,314	67,306	67,539

Basic earnings per common share	$0.25	$0.41	$0.44	$1.18
Diluted earnings per common share	$0.25	$0.40	$0.43	$1.14

Anti-dilutive shares not included in the above calculations	1,053	708	1,163	662
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
The Company includes revenue related to granted technology licenses as part of “Net sales.” Historically, revenue from these arrangements has not been significant though it is part of our recurring ordinary business. In the third quarter of fiscal year 2013, the Company entered into a single licensing arrangement that resulted in the recognition of $7.5 million of revenue.
The Company defers revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, the Company has concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. The Company estimates the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using standard costs which is expected to approximate actual costs at the date of sale. The deferred gross margin does not include any adjustments for sales returns. The estimated deferred gross margins on these sales, where there are no outstanding receivables, are recorded on the Unaudited Consolidated Condensed Balance Sheets under the heading of “Deferred revenue.”
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

Note 5: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the Unaudited Consolidated Condensed Statements of Income for the three and nine months ended October 28, 2012 and October 30, 2011.

(in thousands)	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Cost of sales	$313	$238	$841	$712
Selling, general and administrative	3,970	2,757	9,852	11,041
Product development and engineering	2,199	2,046	6,034	5,396
Stock-based compensation, pre-tax	$6,482	$5,041	$16,727	$17,149
Net change in stock-based compensation capitalized into inventory	$63	$34	$79	$(8)
Share-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock compensation. As of October 28, 2012, the Company has granted options and restricted stock under the plans and has also issued some stock-based compensation outside of the plans, including options and restricted stock issued as inducements to join the Company.
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
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of options granted in the three and nine months ended October 28, 2012 and October 30, 2011:

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Expected lives, in years	4.5	4.4	4.4 - 4.6	4.4 - 4.7
Estimated volatility	40%	41%	40% - 41%	40% - 41%
Dividend yield	—	—	—	—
Risk-free interest rate	0.7%	0.8%	0.7%	0.8% - 1.8%
Weighted average fair value on grant date	$8.50	$7.13	$9.64	$8.46
The estimated fair value of restricted stock awards was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock units awarded in fiscal year 2013 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards is re-measured at the end of each quarter.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for stock option awards during the first nine months of fiscal year 2013 is presented below:

(in thousands, except for per share amounts)
	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (years)
Balance at January 29, 2012	3,690	$16.94	$44,435	$4,699	2,767
Options granted	213	28.17
Options exercised	(660)	15.35
Options cancelled/forfeited	(110)	25.68
Balance at October 28, 2012	3,133	$17.73	$23,410	$4,044	2,475
Exercisable at October 28, 2012	2,475	$16.39	$21,175			2.2
Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as compensation expense over the requisite vesting period (typically 3-4 years). The following table summarizes the activity for restricted stock awards for the first nine months of fiscal year 2013:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 29, 2012	32	$14.57		$81	0.1
Restricted stocks granted	—
Restricted stocks vested	(32)	$14.57	$902
Restricted stocks cancelled	—
Balance at October 28, 2012	—	$—		$—

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.
Performance Units. The Company grants performance vested restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that can be earned in the aggregate is 696,400. In this scenario, the maximum number of shares that could be issued thereunder would be 353,200 and the Company would have a liability accrued in the Unaudited Consolidated Condensed Balance Sheet equal to the value of 343,200 shares on the settlement date, which would be settled in cash. Only cash performance unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At October 28, 2012, the performance metrics associated with the outstanding awards issued in fiscal years 2013, 2012 and 2011 are expected to be met at a level which would result in a grant at 100%, 108%, and 200% of target, respectively.

The following table summarizes the activity for performance units for the first nine months of fiscal year 2013:

(in thousands, except for per share amounts)		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 29, 2012	360	180	180	$6,034	$16.65	$4,829	1.0
Performance units granted	144	77	67		29.30
Performance units vested	(144)	(72)	(72)		11.92
Performance units cancelled/forfeited	(7)	(4)	(3)		29.35
Change in liability				(2,833)
Balance at October 28, 2012	353	181	172	$3,201	$23.50	$5,396	1.4

Stock Units, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years). The following table summarizes the stock unit award activity for the first nine months of fiscal year 2013:

(in thousands, except per share amount)
	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 29, 2012	1,982	$19.06		$31,472	2.4
Stock units granted	1,393	26.98
Stock units vested	(543)	26.35	$14,297
Stock units forfeited	(205)	23.47
Balance at October 28, 2012	2,627	$23.09		$52,053	2.6

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.
Stock Units, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These restricted stock units are accounted for as liabilities and accrued in the Unaudited Consolidated Condensed Balance Sheets because they are cash settled. These awards are vested after 1 year of service. However, because these awards are not typically settled until a non-employee director's separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. Vested awards and the pro-rata vested portion of unvested awards are recognized as a liability. The following table summarizes the activity for stock unit awards for the first nine months of fiscal year 2013:

(in thousands, except per share amount)
	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 29, 2012	18	$3,873	$27.60	$216	0.4
Stock units granted	20		24.46
Stock units vested	(18)		27.60
Stock units forfeited	—
Change in liability		(190)
Balance at October 28, 2012	20	$3,683	$24.46	$336	0.7
As of October 28, 2012, the total number of vested but unsettled stock units for Non-Employee Directors is 141,155 units.

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
The following table summarizes the Company’s investments:

	October 28, 2012			January 29, 2012
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Agency securities	$8,012	$8,000	$12	$26,132	$26,110	$22
Corporate issues	—	—	—	4,511	4,484	27
Bank time deposits	5,017	5,017	—	70,000	70,000	—
Total investments	$13,029	$13,017	$12	$100,643	$100,594	$49
Agency securities are specific securities that are issued by United States government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s investments:

	October 28, 2012		January 29, 2012
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$5,017	$5,017	$83,121	$83,085
After 1 year through 5 years	8,012	8,000	17,522	17,509
Total investments	$13,029	$13,017	$100,643	$100,594
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s investments and are included in “Accumulated other comprehensive income” on the Unaudited Consolidated Condensed Balance Sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Three months ended		Nine months ended
(in thousands)	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Unrealized loss, net of tax	$(2)	$(63)	$(29)	$(164)
Decrease to deferred tax liability	(2)	(19)	(8)	(48)
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three months ended		Nine months ended
(in thousands)	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Interest income	$79	$337	$331	$917

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
Instruments Measured at Fair Value on a Recurring Basis
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of October 28, 2012				Fair Value as of January 29, 2012
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Agency securities	$8,012	$—	$8,012	$—	$26,132	$—	$26,132	$—
Corporate issues	—	—	—	—	4,511	—	4,511	—
Bank time deposits	5,017	—	5,017	—	70,000	—	70,000	—
Total available-for-sale securities	13,029	—	13,029	—	100,643	—	100,643	$—
Interest rate cap	601	—	601	—	—	—	—	—
Total financial assets	$13,630	$—	$13,630	$—	$100,643	$—	$100,643	$—
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
The fair value of the interest rate cap at October 28, 2012 is estimated as described in Note 11 and is included in “Other assets” on the Unaudited Consolidated Condensed Balance Sheet.

Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s Unaudited Consolidated Condensed Balance Sheets as follows:

	Fair Value as of October 28, 2012				Fair Value as of January 29, 2012
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Temporary investments	$5,017	$—	$5,017	$—	$83,121	$—	$83,121	$—
Long-term investments	8,012	—	8,012	—	17,522	—	17,522	—
Other assets	601	—	$601	—	—	—	—	—
Total financial assets	$13,630	$—	$13,630	$—	$100,643	$—	$100,643	$—
During the nine months ended October 28, 2012, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of October 28, 2012 and January 29, 2012, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company measures the fair value of its assets acquired and liabilities assumed in a business acquisition, and goodwill and other long lived assets when they are held for sale or determined to be impaired. See Note 2 for discussion of fair value measurements of certain assets recorded at fair value on a non-recurring basis.
Note 8: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	October 28, 2012	January 29, 2012
Raw materials	$2,517	$4,871
Work in progress	51,282	30,884
Finished goods	20,026	11,240
Inventories	$73,825	$46,995

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
The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying Unaudited Consolidated Condensed Financial Statements using Level 3 inputs. The Company concluded that there were no indicators of impairment as of October 28, 2012.
Goodwill balances as of October 28, 2012 and January 29, 2012 are presented below:

(in thousands)	Carrying Amount
Balance as of January 29, 2012	$129,651
Acquisition of Gennum Corporation	262,815
Acquisition of Cycleo SAS	2,042
Balance as of October 28, 2012	$394,508
During the first nine months of fiscal year 2013, goodwill increased by approximately $264.9 million due to the Company’s acquisitions of Gennum and Cycleo (see Note 2).
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

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which continue to be amortized:

(in thousands)		October 28, 2012			January 29, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$173,724	$(35,362)	$138,362	$65,900	$(21,031)	$44,869
Customer relationships	7-10 years	40,130	(6,397)	33,733	12,130	(2,929)	9,201
Technology licenses (1)	5-10 years	5,664	(748)	4,916	3,000	(250)	2,750
Other intangibles assets	1-5 years	6,600	(3,268)	3,332	—	—	—
Total finite-lived intangible assets		$226,118	$(45,775)	$180,343	$81,030	$(24,210)	$56,820

(1)
Technology licenses relate to licensing agreements entered into by the Company. Amortization expense related to technology licenses is reported as “Product development and engineering” in the Unaudited Consolidated Condensed Statements of Income.

During the first nine months of fiscal year 2013, acquired finite-lived intangible assets increased by approximately $129.9 million due to the acquisition of Gennum, $6.1 million from the acquisition of Cycleo and $2.5 million from additional technology license purchased. In addition, acquired finite-lived intangible assets increased by $6.6 million due to the transfer from indefinite-lived intangible assets to core technologies upon the completion of one in-process research and development project from the acquisition of Sierra Monolithics, Inc. (“SMI”) in 2009.
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
For the three months ended October 28, 2012 and October 30, 2011, amortization expense related to finite-lived intangible assets was $8.2 million and $2.1 million, respectively. For the nine months ended October 28, 2012 and October 30, 2011, amortization expense related to finite-lived intangible assets was $21.1 million and $6.3 million, respectively. Amortization expense related to finite-lived intangible assets is reported as “Intangible amortization and impairments” in the Unaudited Consolidated Condensed Statements of Income.
The estimated annual amount of future amortization expense for finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Technology license	Sierra Monolithics	Gennum	Cycleo	Total
Remainder of fiscal year 2013	$250	$2,218	$5,698	$252	$8,418
Fiscal year 2014	1,000	8,870	18,778	1,007	29,655
Fiscal year 2015	972	8,870	18,132	1,007	28,981
Fiscal year 2016	936	8,870	17,586	1,007	28,399
Fiscal year 2017	686	8,870	17,499	1,007	28,062
Thereafter	1,072	16,650	38,017	1,089	56,828
Total expected amortization expense	$4,916	$54,348	$115,710	$5,369	$180,343
The following table sets forth the Company’s indefinite-lived intangible assets resulting from business acquisitions:

(in thousands)	October 28, 2012			January 29, 2012
	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount
In-process research and development	$34,870	$(3,170)	$31,700	$12,370	$(2,470)	$9,900
Total indefinite-lived intangible assets	$34,870	$(3,170)	$31,700	$12,370	$(2,470)	$9,900
The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. Acquired in-process research and development will be tested for impairment on a non-recurring basis in the accompanying consolidated financial statements using Level 3 inputs.
During the first nine months of fiscal year 2013, acquired indefinite-lived intangible assets increased by approximately $22.5 million, mainly due to $29.1 million related to the acquisition of Gennum, partially offset by $6.6 million due to the transfer from indefinite-lived intangible assets to core technologies upon the completion of one in-process research and development project from SMI acquisition.

Note 10: Credit Facilities
On March 20, 2012, the Company entered into a credit agreement with certain lenders (the “Lenders”) and Jefferies Finance LLC, as administrative and collateral agent (the “Credit Agreement”). Pursuant to the Credit Agreement, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $350 million (the “Facilities”), consisting of term A loans in an aggregate principal amount of $100 million (the “Term A Loans”) and term B loans in an aggregate principal amount of $250 million (the “Term B Loans”). Both the Term A Loans and the Term B Loans mature on March 20, 2017. The initial carrying amounts totaled $99.5 million (net of original issue discount of $500,000) for the Term A Loans and $247.5 million (net of original issue discount of $2.5 million) for the Term B Loans. The respective amounts of original issue discount are being amortized using the effective interest method and are included in “Interest expense” in the Unaudited Consolidated Condensed Statements of Income. A portion of the proceeds of the loans was used to finance the acquisition of Gennum and fees, costs and expenses related thereto, and the remainder of the proceeds may be used by Semtech for working capital and general corporate purposes.
Debt issuance costs incurred in connection with the Facilities totaled $8.9 million and are being amortized using the effective interest method over the terms of the loans, and are included in “Interest expense, net” in the Unaudited Consolidated Condensed Statements of Income.
The fair value of the Company’s debt is estimated primarily based on quotes (“ask prices”) provided by pricing services generated in a market with insufficient volume to comprise an active market (Level 2 inputs) based on the Company’s debt obligations. The fair value of the Company’s debt was $341.8 million at October 28, 2012.
The Company may request, at any time and from time to time, subject to certain conditions, the establishment of one or more additional term loan facilities in an aggregate principal amount not to exceed $150 million, the proceeds of which may be used for working capital and general corporate purposes.
Interest on the Term A Loans and Term B Loans accrue at certain reference rates plus specified applicable margins. The reference rates are equivalent to, at the Company’s option, either: (i) LIBOR for interest periods of 1, 2, 3 or 6 months or, subject to certain conditions, 9 or 12 months (“LIBOR”) or (ii) the highest of (a) the prime rate, (b) the federal funds effective rate plus 1/2% and (c) one-month LIBOR plus 1.00% (“Base Rate”). For the Term B Loans, LIBOR is subject to a floor of 1.00% and Base Rate is subject to a floor of 2.00%. For the Term A Loans, the applicable margin for LIBOR loans ranges from 2.50% to 2.75% and the applicable margin for Base Rate loans ranges from 1.50% to 1.75%, in each case depending upon the total leverage ratio. For the Term B Loans, the applicable margin for LIBOR loans is 3.25% and the applicable margin for Base Rate loans is 2.25%. Interest is payable at least quarterly. As of October 28, 2012, the interest rates payable on the Term A Loans and Term B Loans were 2.96% and 4.25%, respectively.
In accordance with the Credit Agreement, and as described in Note 11, in June 2012, the Company entered into an interest rate hedging agreement protecting at least 50% of the variable interest rate exposure on the term loans.
Quarterly principal payments of $5.0 million and $625,000 for the Term A Loans and Term B Loans, respectively, are due beginning on the last business day of the quarter ended July 29, 2012, with the final remaining payments due on the maturity date of March 20, 2017.
Pursuant to the Credit Agreement, under certain circumstances, the Company is obligated to apply 50% of its excess cash flow (as defined in the Credit Agreement) for each fiscal year, as well as net cash proceeds from specified other sources, such as asset sales, debt issuances or insurance proceeds, to prepay the Term A Loans and Term B Loans. Excess cash flow may be primarily summarized as cash provided by operating activities less capital expenditures and loan principal payments. The first excess cash flow payment is estimated to be $25 million. The earliest date that any such payment may be due is 95 days after the last day of the fiscal year ending closest to January 31, 2013. The Company has classified the potential early payment of $25 million from “Long term debt” to “Current portion - long term debt” in the Unaudited Consolidated Condensed Balance Sheets as of October 28, 2012.
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
The Facilities are subject to customary affirmative and negative covenants, some of which require the maintenance of specified interest coverage and leverage ratios. The Company was subject to a minimum interest ratio of 5.00:1.00 for the third quarter ended October 28, 2012 and a maximum total leverage ratio of 2.65:1.00 as of the last day of the third quarter ended October 28, 2012. The Company was in compliance with such financial covenants as of October 28, 2012.

Note 11: Interest Rate Derivative Agreement
In June 2012, the Company entered into an interest rate cap agreement with a $175 million notional amount and an upfront payment of $1.1 million. The agreement matures on February 22, 2016 and caps interest rates on one-month LIBOR at 1.00%.
The interest rate cap agreement has been designated as a cash flow hedge of interest rate risk in accordance with ASC Topic 815, Derivatives and Hedging, and is recorded at estimated fair value as of October 28, 2012.
The Company determined that the interest rate cap agreement is highly effective in offsetting future variable interest payments associated with the hedged portion of the Company’s term loans. No ineffectiveness was recorded during the three and nine months ended October 28, 2012. The Company did not have any active interest contracts outstanding prior to June 2012.
The following table sets forth the net impact of the effective portion of the cash flow hedge on accumulated other comprehensive income for the three and nine months ended October 28, 2012:

	Three Months Ended	Nine Months Ended
(in thousands)	October 28, 2012	October 28, 2012
Beginning balance	$(194)	$—
Change in unrealized loss on interest rate cap, before tax	(194)	(499)
Benefit for tax related to change in unrealized loss on interest rate cap	71	182
Ending balance	$(317)	$(317)

The amount of unrealized losses on interest rate cap recorded in other comprehensive loss at October 28, 2012 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $50,000.
The fair value of the interest rate cap at October 28, 2012 is determined based on assumptions that management believes market participants would use in pricing. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Based on the inputs used in the valuation, the Company has determined that the derivative valuation is classified in Level 2 of the fair value hierarchy.

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

The gross unrecognized tax benefits (before federal impact of state items) were $13.3 million and $13.8 million at October 28, 2012 and January 29, 2012, respectively. Included in the balances of unrecognized tax benefits at October 28, 2012 and January 29, 2012, are $11.1 million and $11.6 million of net tax benefits (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions is reflected on the Unaudited Consolidated Condensed Balance Sheets as follows:

(in thousands)	October 28, 2012	January 29, 2012
Accrued liabilities	$4,145	$437
Other long-term liabilities	6,965	11,159
Total accrued taxes	$11,110	$11,596
As of October 28, 2012, it was reasonably possible that the total amounts of unrecognized tax benefits would decrease by up to $4.1 million within twelve months as a result of statutes of limitations for the taxing authority to challenge the position expiring. If recognized, this decrease will impact the effective tax rate.
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the (benefit) provision for taxes. The Company had approximately $281,000 and $243,000 of net interest and penalties accrued at October 28, 2012 and January 29, 2012, respectively.
Tax years prior to 2009 (the Company’s fiscal year 2010) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. For state returns, the Company is generally not subject to income tax examinations for years prior to 2008 (the Company’s fiscal year 2009). The Company has a primary significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2010. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.
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
However, in the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial statements, as a whole.

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

The Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately forty years. The Company vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Groundwater monitoring results to date over a number of years indicate that groundwater contaminants are, in full or in material part, from adjacent facilities. Responsibility for soil contamination remains under investigation. The location of key soil contamination is concentrated in an area of an underground storage tank that the Company believes to have been installed and used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no claims pending with respect to environmental matters at the Newbury Park site. The applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. Most recently, in November 2012, the regulatory agency added two more potentially responsible parties to the matter, based on historical evidence of past occupancy or operations at the site dating to the 1960s. In addition, the regulatory agency has issued draft cleanup and abatement orders to all the parties. Responses to the draft orders are due from the parties in January 2013. The parties are expected to work cooperatively in responding to and determining the appropriate scope and extent of additional site investigative and categorization work, as well as in relation to any ultimate proposed clean up and abatement work.

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based upon, and in anticipation of the likely outcome associated with the November 2012 draft cleanup and abatement order, the Company engaged an environmental firm to assist in an assessment of this site consistent with the direction of the draft order. Based on the Company’s preliminary assessment, it has determined a likely range of probable loss between $2.5 million and $5.7 million. Given the early nature of the draft clean up and abatement order and uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company recorded the minimum amount of $2.5 million in the third quarter of fiscal year 2013 under “Accrued liabilities” on the Unaudited Consolidated Condensed Balance Sheets, and included in the Unaudited Consolidated Condensed Statement of Income under “Selling, general and administrative.” These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.

V SEMICONDUCTOR LITIGATION

Gennum Corporation v. V Semiconductor Inc., et al. In a lawsuit filed by Gennum Corporation against V Semiconductor and the directors of V Semiconductor in the Ontario (Canada) Superior Court of Justice on February 3, 2012, the Company alleged that the defendants (i) misappropriated confidential information, (ii) had created and sold products based on the misappropriated confidential information (the “infringing products”), and (iii) had infringed copyright under applicable Canadian law to specified integrated circuit design scripts and related software code and design files (the “technology”). The Company also alleged that the individual named directors of V Semiconductor were in breach of contract, had unlawfully interfered with the economic interests of the Company, and had breached common law duties owed by them to the Company. The Company sought confirmation that its copyright had been infringed, injunctive relief against further infringement and damages in connection with the alleged infringement and alleged breaches referenced above.

The allegations against the individual defendants arose from and relate to the named defendants’ prior involvement with Gennum as the principals in the sale to Gennum of the business from which the applicable technology at issue arose. Such defendants were also employees subsequent to their sale of the applicable company to Gennum prior to their resignation.

V Semiconductor Inc. v. Semtech Corporation et al.    Complaint was filed on April 27, 2012 in the U.S. District Court, Eastern District of Michigan, Southern Division, against the Company, certain current and former employees and one non-employee director (the “U.S. litigation”).

The Complaint alleged that the Company and the named individual defendants had, through acts leading up to and connected with the initiation and prosecution of the Gennum Corporation v. V Semiconductor Inc. et. al. litigation in Ontario, Canada discussed above (the “Canadian litigation”) acted in violation of U.S. and Michigan state law regarding restraint of trade by filing a “sham” lawsuit. The Complaint further alleged that the Company and the named individual defendants had conducted a malicious prosecution via the Canadian litigation, had tortiously interfered with prospective economic advantage and business expectations of V Semiconductor, had engaged in unfair competition, and, as for the non-employee director individually, breached non-disclosure and confidentiality obligations owed by the non-employee director to V Semiconductor.

The Complaint alleged that the defendants filed the Canadian litigation frivolously, without merit, without factual substance, and for the primary purposes of causing a pending acquisition of V Semiconductor to fail, causing current and prospective customers of V Semiconductor to cease or avoid doing business with V Semiconductor, and preventing competing and allegedly superior technology and products from entering the marketplace.

The Complaint sought permanent injunctive relief against the alleged anti-competitive and tortious conduct of the defendants, and sought economic and punitive damages from the defendants.

Settlement Status
The parties to the Canadian litigation and U.S. litigation entered into a Confidential Settlement Agreement and Mutual Release, under which all claims in all suits have now been dismissed. The settlement was subject to the satisfaction of certain conditions, and became effective on or about September 7, 2012 following completion of the applicable conditions and contingencies. Pursuant to the settlement having become effective, the parties to the Canadian litigation and U.S. litigation have secured the dismissal and termination with prejudice of the applicable legal proceedings. The Company has not accrued any amounts in connection with the settlement.

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
The Company has recorded $210,000 for warranty reserves in “Accrued liabilities” section of the Unaudited Consolidated Condensed Balance Sheet as of October 28, 2012.

Note 14: Geographic Information and Concentration of Risk
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
Net sales activity by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
North America	20%	22%	20%	24%
Asia-Pacific	68%	63%	67%	62%
Europe	12%	15%	13%	14%
	100%	100%	100%	100%
The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales:

	Three Months Ended		Nine Months Ended
(percentage of total sales)	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
United States	20%	18%	18%	21%
China (including Hong Kong)	34%	37%	36%	37%

The Company’s regional income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Domestic	$(9,185)	$(7,895)	$(26,910)	$3,080
Foreign	23,523	31,859	19,160	78,757
Total	$14,338	$23,964	$(7,750)	$81,837
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
Each of the following significant customers accounted for at least 10% of net sales for at least one of the periods indicated:

(percentage of net sales)	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Samsung Electronics (and affiliates)	13%	14%	12%	13%
Huawei Technologies (and affiliates)	9%		10%
Frontek Technology Corp		10%		11%
The following table shows the list of customers that have an outstanding receivable balance that represents at least 10% of total net receivables for at least one of the periods indicated:

(percentage of net accounts receivable)	Balance as of
	October 28, 2012	January 29, 2012
Samsung Electronics (and affiliates)	14%	14%
Huawei Technologies (and affiliates)	12%	11%
Frontek Technology Corp		10%
Dragon Technology		11%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Germany, Poland, United Kingdom and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Thailand and the Philippines.

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
The following table summarizes the stock repurchase activities and shares withheld from vested restricted shares during the periods indicated:

(in thousands, except number of shares)	Three Months Ended				Nine Months Ended
	October 28, 2012		October 30, 2011		October 28, 2012		October 30, 2011
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the 2008 Program	—	$—	1,369,495	$30,000	—	$—	1,369,495	$30,000
Shares withheld from vested restricted shares	—	—	1,322	28	9,696	269	23,835	579
Total treasury shares activities	—	$—	1,370,817	$30,028	9,696	$269	1,393,330	$30,579
The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.
Note 16: Recent Accounting Pronouncements
In September 2011, the FASB issued updated guidance that simplifies goodwill impairment testing by allowing a qualitative review to assess whether a quantitative impairment analysis is necessary as a first step to the testing. Under this guidance, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that reporting unit is less than its book value. If a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that is provided under U.S. GAAP must be completed; otherwise, goodwill is deemed not to be impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the reporting unit). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance during the third quarter of fiscal year 2013. However, the guidance will not be applied for the annual impairment analysis for goodwill for fiscal year 2013. Going forward, the Company will determine whether the guidance would be applied for its annual impairment analysis for goodwill on a year-to-year basis.
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
Additionally, pursuant to the earn-out arrangement with Cycleo stockholders, we potentially may make payments totaling up to approximately $16 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo over the period of four years beginning on April 30, 2012. For certain of the Cycleo stockholders, payment of the earn-out liability is contingent upon employment on the payout date and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is included in the purchase price allocation at March 7, 2012.

The unaudited consolidated condensed financial statements for the third quarter of fiscal year 2013 include the results of operations of Gennum and Cycleo commencing as of the acquisition dates.
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
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the third quarter of fiscal years 2013 and 2012 represented 46% and 45% of net sales, respectively. Sales made directly to customers during the third quarter of fiscal years 2013 and 2012 were 64% and 55% of net sales, respectively. The remaining sales were made through independent distributors.

Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Germany, Poland, United Kingdom and Israel. For the third quarter of fiscal year 2013, approximately 46% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the three and nine month periods ended October 28, 2012 constituted approximately 80% and 82% of our net sales, respectively. Approximately 68% and 67% of foreign sales during the three and nine month periods ended October 28, 2012, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
Critical Accounting Policies and Estimates
In addition to the discussion below, you should refer to the disclosures regarding our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 filed with the SEC on March 29, 2012.
Revenue and Cost of Sales
We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Product design and engineering recoveries is recognized during the period in which services are performed. We include revenue related to granted technology licenses as part of “Net sales.” Historically, revenue from these arrangements has not been significant though it is part of our recurring ordinary business. In the third quarter of fiscal year 2013, we entered into a single licensing arrangement that resulted in the recognition of $7.5 million of revenue.
We record a provision for estimated sales returns in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The deferred gross margin does not include any adjustments for sales returns. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2012 or the first nine months of fiscal year 2013.
The following table summarizes the deferred net revenue balance:

(in thousands)	October 28, 2012	January 29, 2012
Deferred revenue	$5,878	$4,964
Deferred cost of revenue	1,449	1,243
Deferred revenue, net	4,429	3,721
Deferred product design and engineering recoveries	137	132
Total deferred revenue	$4,566	$3,853
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of income data expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.8%	40.8%	47.1%	40.0%
Gross Profit	60.2%	59.2%	52.9%	60.0%
Operating costs and expenses:
Selling, general and administrative	22.2%	20.3%	26.1%	19.7%
Product development and engineering	20.7%	16.5%	21.0%	16.3%
Intangible amortization and impairments	5.1%	3.7%	5.1%	2.3%
Total operating costs and expenses	48.0%	40.5%	52.2%	38.3%
Operating income	12.2%	18.7%	0.7%	21.7%
Interest expense	(2.6)%	—	(2.4)%	—
Interest income and other (expense) income, net	(0.7)%	0.6%	(0.2)%	—%
Income (loss) before taxes	8.9%	19.3%	(1.9)%	21.7%
(Benefit) provision for taxes	(1.4)%	(2.4)%	(8.5)%	1.4%
Net income	10.3%	21.7%	6.6%	20.3%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Domestic	$(9,185)	$(7,895)	$(26,910)	$3,080
Foreign	23,523	31,859	19,160	78,757
Total	$14,338	$23,964	$(7,750)	$81,837

Domestic (loss) income from continuing operations includes amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.
Comparison of the Three Months Ended October 28, 2012 and October 30, 2011
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The third quarter of fiscal years 2013 and 2012 each consisted of 13 weeks.
Our sales by major end-market are detailed below:

(dollars in thousands; % of net sales)	Three Months Ended
	October 28, 2012		October 30, 2011
Enterprise Computing	$32,156	20%	$10,560	9%
Communications	46,241	29%	46,212	37%
High-end Consumer (1)	44,773	28%	45,859	37%
Industrial and Other	37,708	23%	21,313	17%
Total	$160,878	100%	$123,944	100%

(1)
Approximately $12.4 million and $4.9 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the third quarter of fiscal years 2013 and 2012, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales Net sales for the third quarter of fiscal year 2013 were $160.9 million, an increase of 30% compared to $123.9 million for the third quarter of fiscal year 2012.
The higher revenue in the current quarter resulted primarily from higher demand from the enterprise computing and industrial end markets, driven by the impact of approximately $45.3 million of Gennum sales in the quarter, partially offset by decreased demand from the high-end consumer end market. Gennum sales for the quarter include $8.1 million of licensing revenue and the occurrence of similar transactions in future periods is not predictable.
Gross Profit During the third quarter of fiscal year 2013, gross profit increased to $96.8 million from $73.4 million in the third quarter of fiscal year 2012. Gross profit margins increased to 60.2% in the third quarter of fiscal year 2013 from 59.2% in the third quarter of fiscal year 2012. The increase in gross profit margin was due primarily to the impact of higher margin for $45.3 million Gennum licensing revenue and sales during the third quarter of fiscal year 2013, partially offset by amortization of $4.4 million of the fair value adjustment related to acquired inventory recorded to cost of sales from the Gennum acquisition.
Most of the remaining fair value adjustment of approximately $6.8 million related to the acquired inventory from the Gennum acquisition is expected to be recognized in the fourth quarter of the fiscal year 2013.
Operating Costs and Expenses

(dollars in thousands)	Three Months Ended				Change
	October 28, 2012		October 30, 2011
Selling, general and administrative	$35,646	46%	$25,110	50%	42%
Product development and engineering	33,354	43%	20,489	41%	63%
Intangible amortization and impairments	8,212	11%	4,573	9%	80%
Total operating costs and expenses	$77,212	100%	$50,172	100%	54%
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $10.5 million in the third quarter of fiscal year 2013, compared to the same quarter of fiscal year 2012 driven primarily by the inclusion of Gennum results for the full quarter and $1.5 million of transaction and integration expenses due to the acquisition of Gennum and Cycleo in March 2012.
Product Development and Engineering Expenses
Product development and engineering expenses increased by $12.9 million in the third quarter of fiscal year 2013, compared to the same quarter of fiscal year 2012 driven primarily by the inclusion of Gennum results for the full quarter.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization and Impairments
Intangible amortization and impairments was $8.2 million and $4.6 million in the third quarter of fiscal years 2013 and 2012, respectively. The increase reflects the impact of $5.7 million intangible amortization due to the inclusion of Gennum results for the full quarter. As of October 28, 2012, we had a total of $180.3 million of finite-lived intangible assets, which included $129.9 million related to the acquisition of Gennum.
Amortization expense related to acquired finite-lived intangible assets is expected to be $8.2 million in the fourth quarter of fiscal year 2013 (see Note 9 for further details).
The preliminary purchase price allocation for the Gennum acquisition included $29.1 million of acquired in-process research and development (“IPR&D”) projects. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development.

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
The top three IPR&D projects that comprise $21.0 million of the total $29.1 million IPR&D balance are for enterprise computing, communications and high-end consumer products. The following table summarizes the significant assumptions underlying the valuation for such three IPR&D projects at the acquisition date:

Development Projects	Estimated Percent Complete	Estimated Time to Complete (in years)	Estimated Cost to Complete (in millions)	Risk Adjusted Discount Rate	Valuation Approach	IPR&D (In millions)
Video Platform	10%-14%	1.7 to 2.9	3.4-10.4	12%	Income	4.0
Backplane	36%-40%	0.2 to 0.4	18.4-20.2	NA	Replacement Cost	12.0
Consumer	44%-48%	0.2	5.2-6.0	NA	Replacement Cost	5.0

Costs, timing, and successful completion are subject to additional risk factors such as (i) increase in the projected technological risk of completion, (ii) decrease in the projected market size for the developed product, and (iii) subsequent decisions to postpone or delay the development of the IPR&D project.
Interest Expense
Interest expense was $4.2 million in the third quarter of fiscal year 2013. There was no interest expense in the third quarter of fiscal year 2012. The increase was due to interest expense and the amortization of the original issue discount and debt issuance costs related to the credit facilities to finance the acquisition of Gennum (see Note 2 to our consolidated condensed financial statements). The original issue discount and debt issuance costs will be amortized and recognized in subsequent quarters over the terms of the loans (see Note 10 to our consolidated condensed financial statements for further details).
Interest expense is expected to be approximately $4.1 million in the fourth quarter of fiscal year 2013 (see Note 10 to our consolidated condensed financial statements).
Interest Income and Other (Expense) Income, Net
Interest income and other (expense) income, net was $(1.1) million in the third quarter of fiscal year 2013, compared to $729,000 in the third quarter of fiscal year 2012. The decrease was due primarily to the decrease in interest income as a result of the liquidation of a significant amount of investment to pay for acquisitions.
Income Taxes
In the third quarter of fiscal year 2013 we recorded an income tax benefit of approximately $2.3 million compared to an income tax benefit of $3.0 million in the third quarter of fiscal year 2012. The effective tax rates for the third quarter of fiscal years 2013 and 2012 were (16%) and (13%), respectively. Our effective tax rate in the third quarter of fiscal year 2013 differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
Comparison of the Nine Months Ended October 28, 2012 and October 30, 2011
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first nine months of fiscal years 2013 and 2012 each consisted of 26 weeks.

Our sales by major end-market are detailed below:

(dollars in thousands; % of net sales)	Nine Months Ended
	October 28, 2012		October 30, 2011
Enterprise Computing	$71,210	17%	$30,813	8%
Communications	141,007	33%	146,873	39%
High-end Consumer (1)	122,483	28%	132,641	35%
Industrial and Other	93,524	22%	66,242	18%
Total	$428,224	100%	$376,569	100%

(1)
Approximately $22.6 million and $13.3 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first nine months of fiscal years 2013 and 2012, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales Net sales for the first nine months of fiscal year 2013 were $428.2 million, an increase of 14% compared to $376.6 million for the first nine months of fiscal year 2012.
The higher revenue in the first nine months resulted primarily from higher demand from the enterprise computing and industrial end markets, driven by the impact of approximately $92.6 million of Gennum sales during the first nine months of fiscal 2013, partially offset by decreased demand from the high-end consumer and communications end markets. Gennum sales for the first nine months of fiscal year 2013 include $8.5 million of licensing revenue and the occurrence of similar transactions in future periods is not predictable.
Gross Profit During the first nine months of fiscal year 2013, gross profit increased to $226.7 million from $226.0 million in the first nine months of fiscal year 2012. Gross profit margins decreased to 52.9% in the first nine months of fiscal year 2013 from 60.0% in the first nine months of fiscal year 2012. The decrease in gross profit margin was due primarily to amortization of $35 million of the fair value adjustment related to acquired inventory recorded to cost of sales from the Gennum acquisition, partially offset by the impact of higher margin for $92.6 million Gennum licensing revenue and sales for the first nine months of fiscal year 2013.
Most of the remaining fair value adjustment of approximately $6.8 million related to the acquired inventory from the Gennum acquisition is expected to be recognized in the fourth quarter of the fiscal year 2013.
Operating Costs and Expenses

(dollars in thousands)	Nine Months Ended				Change
	October 28, 2012		October 30, 2011
Selling, general and administrative	$111,684	50%	$74,296	52%	50%
Product development and engineering	90,050	40%	61,242	43%	47%
Intangible amortization and impairments	21,767	10%	8,778	5%	148%
Total operating costs and expenses	$223,501	100%	$144,316	100%	55%

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $37.4 million in the first nine months of fiscal year 2013, compared to the first nine months of fiscal year 2012 driven primarily by $21.9 million of transaction and integration expenses due to the acquisition of Gennum and Cycleo in March 2012 and the impact of Gennum results from March 2012.
Product Development and Engineering Expenses
Product development and engineering expenses increased by $28.8 million in the first nine months of fiscal year 2013, compared to the first nine months of fiscal year 2012 driven primarily by the impact of Gennum results from March 2012.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.

Intangible Amortization and Impairments
Intangible amortization and impairments were $21.8 million and $8.8 million in the first nine months of fiscal years 2013 and 2012, respectively. The increase reflects the impact of $14.0 million intangible amortization related to the acquisition of Gennum and impairment charges of $700,000 associated with IPR&D in the first nine months of fiscal year 2013. As of October 28, 2012, we had a total of $180.3 million of finite-lived intangible assets, which included $129.9 million related to the acquisition of Gennum.
Amortization expense related to acquired finite-lived intangible assets is expected to be $8.2 million in the fourth quarter of fiscal year 2013 (see Note 9 for further details).
Interest Expense
Interest expense was $10.2 million in the first nine months of fiscal year 2013. There was no interest expense in the nine months of fiscal year 2012. The increase was due to interest expense and the amortization of the original issue discount and debt issuance costs related to the credit facilities to finance the acquisition of Gennum (see Note 2 to our unaudited consolidated condensed financial statements). The original issue discount and debt issuance costs will be amortized and recognized in subsequent quarters over the terms of the loans (see Note 10 to our unaudited consolidated condensed financial statements for further details).
Interest expense is expected to be approximately $4.1 million in the fourth quarter of fiscal year 2013 (see Note 10 to our unaudited consolidated condensed financial statements for further details).
Interest Income and Other (Expense) Income, Net
Interest income and other (expense) income, net was $(0.7) million in the first nine months of fiscal year 2013, compared to $172,000 in the first nine months of fiscal year 2012. The decrease was due primarily to the decrease in interest income as a result of the liquidation of a significant amount of investment to pay for acquisitions.
Income Taxes
In the first nine months of fiscal year 2013 we recorded an income tax benefit of approximately $36.6 million compared to an income tax provision of $5.1 million in the first nine months of fiscal year 2012. The effective tax rates for the first nine months of fiscal years 2013 and 2012 were 472% and 6%, respectively. Our effective tax rate in fiscal year 2013 differs from the statutory federal income tax rate of 35% due primarily to the methodology used to compute the effective tax rate. In the third quarter of fiscal year 2013, we concluded that we could not reliably forecast our annual effective tax rate on a full year basis. Accordingly, we recorded a tax benefit based on a year-to-date effective tax rate rather than an estimated full year effective tax rate.
Our effective tax rate in fiscal year 2013 was also affected by certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S. In the first nine months of fiscal year 2013, we released $23.4 million of previously recorded tax reserves for foreign earnings deemed to be permanently reinvested offshore.
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
As of October 28, 2012, our total shareholders’ equity was $681.9 million. At that date we also had approximately $210.0 million in cash and temporary investments, $8.0 million in long-term investments, and total debt of $336.2 million.

Our primary sources and uses of cash for the corresponding periods are presented below:

	Nine Months Ended	Nine Months Ended
(in millions)	October 28, 2012	October 30, 2011
Sources of Cash
Operating activities	$66.8	$73.6
Proceeds from exercise of stock options including tax benefits	8.2	37.3
Proceeds from sale of investments	104.7	95.1
Issuance of debt	338.0	—
	$517.7	$206.0
Uses of Cash
Capital expenditures, net of sale proceeds	$(18.1)	$(18.0)
Acquisitions, net of cash acquired	(491.7)	—
Purchases of investments	(17.1)	(90.3)
Payment of debt	(11.3)	—
Payment for interest rate cap	(1.1)	—
Repurchase of common stock	(0.3)	(30.6)
Purchase of intangible assets	(0.3)	(3.0)
	$(539.9)	$(141.9)
Effect of exchange rate increase on cash and cash equivalents	$0.1	$—
Net (decrease) increase in cash and cash equivalents	$(22.1)	$64.1

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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 28, 2012, our foreign subsidiaries held approximately $150 million of cash and cash equivalents compared to $271.4 million at January 29, 2012. The decline was attributable to using approximately $213.0 million to partially fund the acquisitions of Gennum and Cycleo and to cover transaction and other related expenses. If we needed these funds for investment in domestic operations, any repatriation could result in increased tax liabilities.
One of our primary goals is to improve the cash flows from our existing business activities. Our cash, cash equivalents and investments give us the flexibility to use our free cash flow to return value to shareholders (in the form of stock repurchases) and also pursue business improvement opportunities.
Additionally, we will continue to seek to maintain and improve our existing business performance with capital expenditures and, potentially, acquisitions that meet our rate of return requirements. Acquisitions may be made for either cash or stock consideration, or a combination of both.
Operating Activities
Net cash provided by operating activities is primarily due to net income adjusted for non-cash items plus fluctuations in operating assets and liabilities.
Operating cash flows for the first nine months of fiscal year 2013 was impacted by several significant non-cash transaction related items including $35.0 million of purchase accounting adjustments related to inventory acquired from Gennum, $14.0 million of amortization expense for acquired intangible assets, $21.9 million of integration and acquisition expenses, and accretion of capitalized finance costs of $1.8 million.

Investing Activities
Cash used for investing activities is primarily attributable to the acquisitions of Gennum and Cycleo, capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.
Capital expenditures were $18.1 million for the first nine months of fiscal year 2013 compared to $18.0 million for the first nine months of fiscal year 2012. Acquisitions of Gennum and Cycleo were $491.7 million, net of cash acquired. Funding of the purchase price was sourced from cash and cash equivalents, credit facilities and required the liquidation of a significant amount of our temporary and long-term investments.
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
In the first nine months of fiscal year 2013, cash proceeds from the exercise of stock options were $4.8 million compared to $35.0 million in the first nine months of fiscal year 2012.
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
We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. No shares were repurchased in the first nine months of fiscal year 2013. In the first nine months of fiscal year 2012, we repurchased 1.4 million shares for $30 million.
In addition to the stock repurchase program, shares valued at $269,000 and $579,000 were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the first nine months of fiscal years 2013 and 2012, respectively.
In addition to using our cash, we incurred debt of $347 million (net of original issue discount of $3 million) in term loans during the first nine months of fiscal year 2013 to complete the Gennum acquisition. On March 20, 2012, we entered into the senior secured first lien credit facilities in the aggregate principal amount of $350 million (the “Facilities”), consisting of Term A loans in an aggregate principal amount of $100 million (the “Term A Loans”) and Term B loans in an aggregate principal amount of $250 million (the “Term B Loans”). Both the Term A Loans and the Term B Loans mature on March 20, 2017. Repayments of long term debt during the first nine months of fiscal 2013 totaled $11.3 million. In accordance with the credit agreement, we entered into an interest rate cap agreement protecting at least 50% of the variable interest rate exposure on the term loans and made an upfront payment of $1.1 million in June 2012.
Pursuant to the Credit Agreement, under certain circumstances, the Company is obligated to apply 50% of its excess cash flow (as defined in the Credit Agreement) for each fiscal year, as well as net cash proceeds from specified other sources, such as asset sales, debt issuances or insurance proceeds, to prepay the Term A Loans and Term B Loans. The first excess cash flow payment is estimated to be $25 million. The earliest date that any such payment may be due is 95 days after the last day of the fiscal year ending closest to January 31, 2013. The Company has classified the potential early payment of $25 million from “Long term debt” to “Current portion - long term debt” in the Consolidated Condensed Balance Sheets as of October 28, 2012.
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

Contractual Obligations Other than the debt obligations incurred to finance the Gennum acquisition and the earn-out and the deferred compensation associated with the Cycleo acquisition, there were no material changes in our contractual obligations during the first nine months of fiscal year 2013 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 filed with the SEC on March 29, 2012.
Repayments under our Credit Agreement relating to Term A and Term B Loans and estimated payments related to our earn-out liability and deferred compensation are scheduled to occur in the following periods:

(in thousands)	October 28, 2012
	Long-term Debt	Earn-out Liability	Cycleo Deferred Compensation
Less than 1 year	$47,500	$410	$2,267
1 to 3 years	45,000	820	5,699
3 to 5 years	246,250	408	2,396
	$338,750	$1,638	$10,362
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
As a result of entering into the $350 million long-term debt with variable interest rates, our operating results are exposed to fluctuations in interest rates. Pursuant to the Credit Agreement, we were required to enter into an interest rate hedging agreement protecting at least 50% of all the variable interest rate exposure on the term loans within 90 days of entering into the Credit Agreement. We do not engage in the trading of derivative financial instruments in the normal course of business. On June 18, 2012, we entered into an interest rate cap agreement to fulfill the requirements of our Credit Agreement (see Note 11 to our consolidated condensed financial statements for more information). In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $0.8 million associated with the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would decrease the fair value of our variable-rate debt by approximately $3.4 million.

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
Changes in Internal Controls
As previously announced and discussed in this Form 10-Q, we acquired Gennum on March 20, 2012. As a result, we have begun integrating the processes, systems and controls relating to Gennum into our existing system of internal control over financial reporting in accordance with our integration plans. The Company considers the transaction material to results of operations, cash flows and financial position from the date of the acquisition through October 28, 2012 and believes the internal controls and procedures of Gennum will have a material effect on the Company’s internal control over financial reporting.
The Company is currently in the process of evaluating the internal controls and procedures of Gennum. Further, the Company is in the process of integrating Gennum operations. Except for the processes, systems and controls relating to financing and integration of Gennum, there have not been any changes in our internal control over financial reporting during the third quarter ended October 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except for the updated risk factor below, the risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 filed with the SEC on March 29, 2012. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for a discussion of certain factors that may affect our future performance.
Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities and new regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
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
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to diligence whether such minerals are used in the manufacture of our products. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stockholders if we are unable to sufficiently verify the origins for all metals used in our products. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. The first report is due on May 31, 2014 for the 2013 calendar year. However, in October 2012, the U.S. Chamber of Commerce, the National Association of Manufacturers and the Business Roundtable filed a petition challenging the adoption of the rules by the SEC. It is presently unclear if this challenge will delay the effectiveness of the rule.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the third quarter of fiscal year 2013.

Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the third quarter of fiscal year 2013.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2012 (07/30/12-08/26/12)	—	$—	—	$50	million
September 2012 (08/27/12-09/23/12)	—	$—	—	$50	million
October 2012 (09/24/12-10/28/12)	—	$—	—	$50	million
Total activity	—		—

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

(2)
The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock. See Note 15 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Severance and Release Agreement, effective as of September 20, 2012, between Semtech Corporation and David Schie	Exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2012

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

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

SEMTECH CORPORATION
Registrant

Date: December 7, 2012	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: December 7, 2012	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Senior Vice President and
Chief Financial Officer