Form 10-K
period 2013-01-27
SEMTECH CORP
filed 2013-03-28
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 27, 2013
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
____________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $24.39 on the NASDAQ Global Select Market) as of July 27, 2012 was approximately $1.37 billion. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of Common Stock, $0.01 par value per share, outstanding at March 22, 2013: 67,090,054
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in Part III, Item numbers 11, 12, 13 and 14 and portions of Item 10 of this report to: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 20, 2013, to be filed no later than 120 days after the end of the registrant’s fiscal year ended January 27, 2013.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 27, 2013

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

PART I

Item 1.        Business
General
Unless the context otherwise requires, the use of the terms “Semtech,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refers to Semtech Corporation and, as applicable, its consolidated subsidiaries. We are a leading supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, develop and market a wide range of products for commercial applications, the majority of which are sold into the enterprise computing, communications, high-end consumer and industrial end-markets.
Enterprise Computing: datacenters, passive optical networks, optical receiver and transceiver, desktops, notebooks, servers, graphic boards, monitors, printers and other computer peripherals.
Communications: base stations, backplane, optical networks, carrier networks, switches and routers, cable modems, signal conditioners, wireless LAN and other communication infrastructure equipment.
High-End Consumer: handheld products, set-top boxes, digital televisions, tablet computers, digital video recorders, thunderbolt and fiberless high-speed interfaces and other consumer equipment.
Industrial: broadcast studio equipment, automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co., Ltd., LG Electronics, Motorola, Nokia Siemens Networks, Itron, Apple, Phonak International, Research In Motion Limited, Samsung Electronics Co., and ZTE Corporation.
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
The enterprise computing, communications, high-end consumer and industrial end markets we supply are characterized by several trends that we believe drive demand for our products. The key trends that we target include:

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
We believe that certain geographic markets, such as Asia and North America represent opportunities for added sales and end-customer diversity. Accordingly, we have bolstered our efforts in these regions to enhance our ability to expand our customer base.
Leverage outsourced semiconductor fabrication capacity
We outsource most of our manufacturing in order to focus more of our resources on defining, developing and marketing our products. Our primary outside wafer foundries are based in China, Israel, the United States, Europe and Taiwan. Our largest wafer source is a foundry based in China. We believe that outsourcing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk and a more variable cost of goods, which provides us with greater operating flexibility.
Products and Technology
We design, develop, manufacture and market high-performance analog and mixed signal semiconductor products. We operate and account for results in one reportable segment.
On March 20, 2012, we acquired, through our wholly-owned subsidiary Semtech Canada Inc., all outstanding equity interests of Gennum Corporation (“Gennum”) (TSX: GND), a leading supplier of high speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets.
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
On March 7, 2012, we completed the acquisition of Cycleo SAS (“Cycleo”), a privately held company based in France that develops intellectual property (“IP”) for wireless long-range semiconductor products used in smart metering and other industrial and consumer markets. This transaction, which was accounted for using the acquisition method of accounting, complements our current wireless offerings and will bring customers a set of high-end, digitally enhanced wireless solutions.
Our product lines include:
Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors (“TVS”). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge or secondary lightning surge energy that can permanently damage voltage sensitive complementary metal–oxide–semiconductor (“CMOS”) integrated circuits (“ICs”). Our portfolio includes filter and termination devices that are integrated in with the transient voltage suppressor (“TVS”) devices. Our protection products feature low capacitance, providing robust protection while preserving signal integrity in high-speed networking and video interfaces. These products also operate at very low voltage needed for today’s low voltage ICs. Our protection products can be found in a broad range of applications including smart phones, LCD TVs, set-top boxes, tablet computers, notebooks, base stations, routers, and industrial instruments.
Advanced Communications Products. We design, develop and market a portfolio of proprietary advanced wired communication, ultra-high speed Serializer/Deserializer (“SerDes”) and modulator driver products for transport communication. These ICs perform transmission and amplification functions used in high-speed networks, at 40Gbps and 100Gbps. Our advanced communications products also feature a leading integrated timing solution for packet based communication networks. Our advanced communications products are used in a variety of communications and industrial applications.
Gennum Products. We design, develop and market a portfolio of optical communications, broadcast video, active cable transceiver and backplane products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our broadcast video products offer advanced solutions for next generation video formats, ever increasing data rates and evolving I/O and distance requirements. Our security and surveillance products for HDcctv enable upgrade of analog cctv installations to full digital HD, leveraging the installed base of cabling, and our fully integrated transmit and receive products enable the highest performance, longest reach HDcctv standards-compliant designs. Our comprehensive portfolio of IC’s for optical transceivers, backplane applications and consumer high-speed interfaces ranges from 100Mbps to 100Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON, SONET and PCI Express.
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
Semtech End-Markets
Our products are sold to customers in the enterprise computing, communications, high-end consumer, and industrial end-markets. Our estimates of sales by major end-markets are detailed below:

	Fiscal Years
(percentage of net sales)	2013	2012	2011
Enterprise Computing	15%	9%	9%
Communications	31%	39%	37%
High-End Consumer	29%	35%	33%
Industrial and Other	25%	17%	21%
Total	100%	100%	100%
We believe that our diversity in end-markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end-market and product applications:

Semtech’s	Specific End-Product Applications
Main Product Lines	Enterprise Computing	Communications	High-End Consumer	Industrial / Other
Protection	Desktop PC/Notebooks, Ultrabooks	3G/4G Base stations, 10/100/10000 Routers/Switches	Smartphones, tablets, cameras, TVs, settop boxes	Measurement & instrumentation devices, Automobile

Advanced Communications	Data centers	40G/100G ULH/LH line cards, Optical Modules, 4G LTE wireless base stations	—	Military, aerospace

Power Management and High-Reliability	Servers, workstations, notebook computers, add-on cards, computer gaming systems, printers, copiers	Network cards, routers and hubs, telecom network boards	Smartphones, tablets, cameras, TVs, settop boxes	Power supplies, industrial systems, military, aerospace, medical

Wireless and Sensing	—	—	Smartphones, media players, tablets, LCD TVs, digital/still video cameras	Automated meter readers, industrial automation, home security, keyless entry hearing aids
Gennum	Servers, data centers, storage networks, cloud computing, fiber to the home	Backplane, LAN and WAN routers and switches	Thunderbolt cables	Video broadcast, video surveillance, ultrasound imaging
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
Circuit design engineers, layout engineers, product and test engineers, application engineers and field application engineers are our most valuable employees. Together they perform the critical tasks of designing and laying out integrated circuits, turning these circuits into silicon devices, and conferring with customers about designing these devices into their applications. The majority of our engineers fit into one of these categories. Most of these engineers have many years of experience in the design, development and layout of circuits targeted for use in protection, advanced communications, power management and high-reliability, multimedia and data communications, and wireless and sensing applications. We also employ a number of software engineers and systems engineers that specialize in the development of software and systems architecture, who enable us to develop systems oriented products in select markets.
In fiscal year 2013, we incurred $120.0 million of product development and engineering expense. This represents 21% of net sales. Product development and engineering costs were $80.6 million or 17% of net sales and $69.6 million or 15% of net sales in fiscal years 2012 and 2011, respectively. We intend to make further investments in research and development in the future, which may include increasing our employee headcount and investing in design and development equipment.

Sales and Marketing
Sales made directly to customers during fiscal year 2013 were approximately 61% of net sales. The remaining 39% of net sales were made through independent distributors. We have direct sales personnel located throughout the United States, Europe and Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.
We operate internationally through our wholly owned Swiss and Canadian subsidiaries, Semtech International AG and Semtech Canada Corporation. Semtech International AG serves the European markets from its headquarters in Wil, Switzerland and through its wholly owned subsidiaries based in France, Germany, Neuchatel – Switzerland, the United Kingdom, China and Malaysia. Semtech International AG maintains branch offices, either directly or through one of its wholly owned subsidiaries, in Taiwan, Korea and Japan. Semtech International AG also maintains representative offices in China. Semtech Canada Corporation serves the North American market for GPG products from its headquarters in Burlington, Ontario. Semtech Canada Corporation also serves the European and Japanese markets for GPG products through its wholly owned subsidiaries in the United Kingdom and Japan. Semtech Canada Corporation also maintains research and development facilities in Mexico and India. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.
Customers, Sales Data and Backlog
As a result of the breadth of our products and markets, we have a broad range of customers.
Representative Customers by End-Markets:

Enterprise Computing	Communications	High-End Consumer	Industrial
Hewlett-Packard	Cisco	LG Electronics	General Atomics
Lenovo	Alcatel-Lucent	Motorola	Honeywell
Quanta	Huawei	Quanta	Itron
Samsung	Nokia Siemens	Research in Motion	Phonak
LuxNet	Ericsson	Samsung	Raytheon
Apple	Samsung	Sony Ericsson	Nokia Siemens
	ZTE	Sumitomo Electric
Our customers include major original equipment manufacturers (“OEMs”) and their subcontractors in the enterprise computing, communications, high-end consumer and industrial end-markets. Our products are typically purchased by these customers for our performance, price, or technical support, as compared to our competitors.
During fiscal years 2013, 2012 and 2011, U.S. sales contributed 17%, 20% and 23%, respectively to our net sales. Foreign sales constituted 83%, 80% and 77% of our net sales during fiscal years 2013, 2012 and 2011, respectively. A majority of foreign sales were to customers located in the Asia-Pacific region, with sales to customers located in South Korea, Japan, and China (including Hong Kong) comprising 7%, 10%, and 35% of our net sales, respectively, in fiscal year 2013. No other foreign country comprised more than 7% of net sales in fiscal year 2013. See Note 16 to our consolidated financial statements included in Item 8 of this report for additional financial information by geographic region.
A summary of net sales by region follows.
Sales by Region

	Fiscal Years
(in thousands, except percentages)	2013		2012		2011
North America	$98,401	17%	$114,552	24%	$112,404	25%
Asia-Pacific	405,179	70%	298,477	62%	272,079	60%
Europe	75,247	13%	67,572	14%	70,019	15%
Total Net Sales	$578,827	100%	$480,601	100%	$454,502	100%

The following table sets forth the concentration of net sales and accounts receivable among the customers that accounted for more than 10% of our net sales in one of the fiscal years 2013, 2012 and 2011:
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2013	2012	2011
Samsung Electronics (and affiliates)	12%	13%	12%
Huawei Technologies (and affiliates)	10%	7%	8%
Frontek Technology Corp	6%	10%	11%
Concentration of Accounts Receivable - Significant Customers

	Fiscal Years
(percentage of net accounts receivable as of fiscal year end)	2013	2012
Samsung Electronics (and affiliates)	12%	14%
Frontek Technology Corp	4%	10%
Dragon Technology	3%	11%
Huawei Technologies (and affiliates)	14%	11%
For fiscal year 2013, end-market concentration for our significant customers was as follows:

(percentage of net sales)	Samsung Electronics (and affiliates)		Huawei Technologies Co (and affiliates)
Enterprise Computing	1%		—%
Communications	—%		11%
High-End Consumer	11%	(1)	—%
Industrial and Other	—%		—%
	12%		11%

(1)	For Samsung Electronics, approximately 54% of the sales into the High-end Consumer end-market relate to products focused on the handheld market, which includes cell phones.
Our backlog of orders as of the end of fiscal years 2013, 2012 and 2011 was approximately $113.8 million, $75.6 million and $112.3 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.
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
In keeping with our mostly “fabless” business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2013, the Reynosa facility provided almost all of the silicon for our packaged discrete rectifier products, which were approximately 3% of our end product sales. The remaining 97% of our end products were supported with finished silicon wafers purchased from outside wafer foundries in China, Taiwan, the United States, Canada, Europe and Israel. We anticipate that more than 90% of all silicon wafers we require will come from outside foundries in fiscal year 2014.
Despite our use of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our outside foundries on the improvement and development of process capabilities. In fiscal year 2013, we purchased the vast majority of our wafers from approximately nine different third-party wafer foundries and used various manufacturing processes, including Bipolar, High-Speed Bipolar, Complementary Metal-Oxide-Semiconductor (“CMOS”), RF-CMOS, Bi-CMOS and SiGe processes.
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
Our largest wafer source is a foundry in China. In fiscal year 2013, this Chinese foundry provided 38% of our total silicon requirements in terms of cost of wafers purchased. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. While the provision of these assets to the wafer foundry may be factored into certain pricing arrangements with the foundry, the impact of any pricing adjustments is insignificant and does not impact our margin trends.
Most of our ultra-high speed SerDes products and microwave and high-reliability products are dependent on a single fabrication facility, located within the United States, for wafers.
We use third-party subcontractors to perform almost all of our assembly and test operations. A majority of our assembly and test activity is conducted by third-party subcontractors based in Malaysia, the Philippines, Korea and China. We have operations offices located in the Philippines, Malaysia and China that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.
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
We are in direct and active competition, with respect to one or more of our product lines, with numerous manufacturers of varying size, technical capability and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors with respect to our protection products to include STMicroelectronics N.V., NXP Semiconductors N.V., ON Semiconductor Corporation, and Infineon Technologies AG. Our primary competitors with respect to our Advanced Communications products are Broadcom Corporation, AMCC, ClariPhy Communications, Inc., and our customer’s own internal solutions. With respect to our Power Management and High Reliability products, we consider our primary competitors to include Linear Technology Corporation,

Maxim Integrated Products Inc., Microsemi Corporation, and Monolithic Power Systems Inc. Our primary competitors with respect to our Wireless and Sensing products include Silicon Laboratories, Texas Instruments Inc., Atmel Corporation, Analog Devices Inc., and Cypress Semiconductor Corporation. With respect to our Gennum Product Group, we consider our primary competitors to include Texas Instruments, Maxim Integrated, Inc., Mindspeed Technology Inc., and Inphi Corporation.
Intellectual Property and Licenses
We have been granted 153 U.S. patents and 43 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2013 to 2031. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others.
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
Employees
As of January 27, 2013, we had 1,433 full-time employees. There were 529 employees in research and development, 250 in sales, marketing and field services, and 174 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions.
We have not had a work stoppage in at least the last decade and the only unionized employees are approximately 128 Mexican nationals who work at our manufacturing facility in Reynosa, Mexico. Our employee relations during the last fiscal year have been, and remain, satisfactory.
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
Our facilities throughout the world are subject to various environmental laws and regulations and we believe our operations are in substantial compliance with those laws and regulations. We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites we have used. During fiscal years 2012 and 2011, the expense incurred with respect to these clean up matters was not material. In fiscal year 2013, the Company has recorded $2.5 million environmental reserves associated with the November 2012 draft clean up and abatement order discussed below. New laws or regulations or changes to existing laws or regulations could subject our ongoing operations to different or additional environmental standards that could increase our cost of compliance in the future. In addition, our cost of doing business could increase if our suppliers increase prices to recoup the cost of their compliance with environmental laws or regulations. See Note 15 to our consolidated financial statements included in Item 8 of this report.

The Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately forty years. The Company vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Groundwater monitoring results to date over a number of years indicate that groundwater contaminants are, in full or in material part, from adjacent facilities. Responsibility for soil contamination remains under investigation. The location of key soil contamination is concentrated in an area of an underground storage tank that the Company believes to have been installed and used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no claims pending with respect to environmental matters at the Newbury Park site. The applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. Most recently, in November 2012, the regulatory agency added two more potentially responsible parties to the matter, based on historical evidence of past occupancy or operations at the site dating to the 1960s. In addition, the regulatory agency has issued draft cleanup and abatement orders to all the parties. Responses to the draft orders were submitted in a timely manner by all the parties in January 2013. The parties are expected to work cooperatively in responding to and determining the appropriate scope and extent of additional site investigative and categorization work, as well as in relation to any ultimate proposed clean up and abatement work.
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based upon, and in anticipation of the likely outcome associated with the November 2012 draft cleanup and abatement order, the Company engaged an environmental firm to assist in an assessment of this site consistent with the direction of the draft order. Based on the Company’s preliminary assessment, it has determined a likely range of probable loss between $2.5 million and $5.7 million . Given the early nature of the draft clean up and abatement order and uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company recorded the minimum amount of $2.5 million in fiscal year 2013 under “Other long-term liabilities” on the consolidated balance sheets, and included in the consolidated statement of income under “Selling, general and administrative.” These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
When natural disasters such as an earthquake or other causes result in wide-spread destruction, the impact on our business may not be readily apparent. This is especially true when trying to assess the impact of the disaster on our end customers, who themselves may not fully understand the impact of the event on their business. The full extent and scope of natural disaster impacts, both in terms of direct impact on the Company and our supply chain, as well as on our end customers (to include their own supply chain issues as well as end market issues), may not be known for a considerable period of time following the disaster. When any such natural disaster occurs, there can be no assurance that our results of operations may not be materially affected as a result of the impact of the disaster on the Company or on our end customers.
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

We operate a manufacturing facility in Reynosa, Mexico. Historically, certain regions in Mexico have experienced high levels of violence. Any significant disruption of our operations at this facility could materially affect our ability to generate revenues for certain products within our High-Reliability product line. Some of the products that we produce at this facility require certification by the Defense Contract Audit Agency (“DCAA”). Failure to secure or maintain the required certification, either directly through the DCAA or through a qualifying third party would materially affect our authorization to manufacture applicable products at this facility, and our revenue for certain products within our High-Reliability product line could materially decline. An audit was performed in May 2012 by the Defense Logistic Agency (DLA) Land and Maritime office, which is the Department of Defense (DoD) agency having oversight responsibility for applicable products manufactured in this facility. The DLA has indicated that a letter of certification to allow the Company to continue producing High-Reliability products will be issued in March 2013. The applicable certification will list the Company on the DoD Qualified Parts List (QPL) as a MIL-PRF-19500 Semiconductor Manufacturer of JAN, JANTX, JANTXV and JANS quality level components. The certification cycle is every two years. Semtech has been continuously certified to produce QPL components for over 20 years without lapse.
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
Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, the United States, Canada, Europe and Israel. For fiscal year 2013, approximately 38% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal years 2012 and 2011, approximately 59% and 49%, respectively, of our silicon in terms of cost of wafers was supplied by this third-party foundry in China. While our utilization of multiple outside foundries does create some redundancy of fabrication processes, any interruption of supply by one or more of these foundries could materially impact us. We maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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

Risks Relating to International Operations
We sell and trade with foreign customers, which subjects our business to increased risks
Sales to foreign customers accounted for approximately 83% of net sales in the fiscal year ended January 27, 2013. Sales to our customers located in China (including Hong Kong) and South Korea constituted 35% and 7%, respectively, of net sales for fiscal year 2013. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.
Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results
As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. dollar-denominated currencies are principally the Swiss Franc, Euro, Canadian dollars, Mexican Peso, Japanese Yen and British Pound Sterling. We also have a significant number of employees that are paid in foreign currency, the largest groups being United Kingdom-based employees who are paid in British Pound Sterling, Swiss-based employees who are paid in Swiss Francs, Canada-based employees who are paid in Canadian dollars, and Mexican nationals who are paid in Mexican Pesos.
If the value of the U.S. dollar weakens relative to these specific currencies, as it has done in recent years, the cost of doing business in terms of U.S. dollars rises. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances, could harm our business.
As a means of managing our foreign exchange exposure, we routinely convert U.S. dollars into foreign currency in advance of the expected payment. The Company regularly assesses whether or not to hedge foreign exchange exposure. Any future use of forward contracts to hedge foreign exchange exposure may be required to be marked-to-market each quarter and can create volatility in net income not directly tied to our operating results.
We may be subject to increased tax liabilities and an increased effective tax rate if we need to repatriate funds held by our foreign subsidiaries
As of January 27, 2013, our foreign subsidiaries held approximately $180.2 million of cash, cash equivalents, and short-term investments and $383.7 million of unremitted earnings for which no Federal or State taxes have been provided. If we needed these funds for investment in our domestic operations, any repatriation, such as that which occurred in fiscal year 2010 to partially fund the acquisition of Sierra Monolithics, Inc. (“SMI”), could result in increased tax liabilities.
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
Risks Relating to Sales, Marketing and Competition
We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively
The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these competitors include: Linear Technology Corporation, Maxim Integrated Products Inc., Microsemi and Monolithic Power Systems Inc., with respect to our Power Management and High Reliability products; and STMicroelectronics N.V., NXP Semiconductors N.V., ON Semiconductor Corporation, and Infineon Technologies AG, with respect to our Protection products. Our primary competitors with respect to our Advanced Communication products are

Broadcom Corporation, ClariPhy Communications, Inc., and our customer’s own internal solutions. Our primary competitors with respect to our Wireless and Sensing products include Silicon Laboratories, Texas Instruments Inc., Atmel Corporation, Analog Devices Inc., and Cypress Semiconductor Corporation. With respect to our Gennum Product Group, we consider our primary competitors to include Texas Instruments, Maxim Integrated, Inc., Mindspeed Technology Inc., and Inphi Corporation.
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
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2013	2012	2,011
Samsung Electronics (and affiliates)	12%	13%	12%
Huawei Technologies (and affiliates)	10%	7%	8%
Frontek Technology Corp	6%	10%	11%
Concentration of Accounts Receivable - Significant Customers

	Fiscal Years
(percentage of net accounts receivable as of fiscal year end)	2013	2012
Samsung Electronics (and affiliates)	12%	14%
Frontek Technology Corp	4%	10%
Dragon Technology	3%	11%
Huawei Technologies (and affiliates)	14%	11%
In addition to those customers representing greater than 10% of net sales listed above, we had several end-customers in fiscal year 2013 that, on an annual basis, accounted for more than 3% of net sales, but less than 10% of net sales.
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
Most of our authorized distributors, which together represent approximately half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable
In fiscal year 2013, authorized distributors accounted for approximately 39% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2013, our two largest distributors were based in Asia.
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

We are subject to review by taxing authorities, including the Internal Revenue Service
We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service (“IRS”). Tax years prior to 2009 (fiscal year 2010) are generally not subject to examination by the IRS except for items with tax attributes that could impact open tax years. Changes to our tax filings could materially impact our tax liabilities and effective tax rate.
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
In addition, litigation has often been brought against a company in connection with the announcement of a government investigation or inquiry from a regulatory agency. Such lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.
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

We face risks associated with companies we have acquired in the past and may acquire in the future
We have expanded our operations through strategic acquisitions, such as the acquisition of SMI in December 2009 and Gennum Corporation in March 2012, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions have used and could use in the future a significant portion of our available liquid assets or we could incur debt or issue equity securities to fund acquisitions. Issuance of equity securities could be dilutive to existing shareholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse. We cannot provide any assurance that any acquisition will have a positive impact on our future performance.
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
We completed the acquisition of Gennum on March 20, 2012 and entered into senior secured first lien credit facilities in an aggregate principal amount of $350 million as described further under “Note 10- Credit Facilities.” Prior to the completion of the acquisition of Gennum, we did not have any material outstanding indebtedness. As a result of the incurrence of such debt, we expect our consolidated interest expense will increase and our ability to make payments on amounts borrowed under our credit facilities, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control.
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
We rely on certain critical information systems for the operation of our business
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers or third parties. These information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks; however, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business. Additionally, any compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information or the unauthorized release of customer or employee data and result in a violation of privacy or other laws, thus exposing us to litigation or damage to our reputation.
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

Our decision to implement a new Enterprise Resource Planning (“ERP”) software platform has been subject to some delay, could be subject to further delays, may cost more than expected and could interrupt operational transactions during and following the implementation.

We are currently implementing SAP’s enterprise resource planning software and making related enhancements to our integrated financial and supply chain management systems. This process is complex, time-consuming and expensive. Operational disruptions during the course of this process or delays in or results from the implementation of these enhancements could materially impact our operations. Our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired while we are making these enhancements, as well as after we complete the implementation.

We have already experienced some delay in the implementation of the ERP system and there is no guarantee that other delays will not take place. Further changes in scope, timeline or cost could have a material adverse effect on our results of operation.

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
Our Redondo Beach, California facilities consist of approximately 26,300 total square feet of leased space which house general offices for business functions relating to certain products of our Advanced Communications product line. The leases on these facilities expire at various times between 2013 and 2015. For the portion of the facilities for which the lease expires in 2013, we intend to continue occupancy in that space under a month to month tenancy. We also lease approximately 35,000 square feet in Irvine, California which facility houses design, test and administrative functions for our Advanced Communications product line. The leases on the Irvine facilities expire between 2014 and 2015.

We lease a facility in Wil, Switzerland which serves as corporate headquarters for our Semtech International AG subsidiary and houses finance, administrative and other general functions. The lease on this facility runs through June 2019. In addition, we lease office and warehouse space in Neuchatel, Switzerland, the headquarters for our Wireless and Sensing product line. The lease on this facility expires in March 2016.

We also lease space to house certain of our other administrative, design, sales and marketing, and operations in San Jose, California; Raleigh, North Carolina; Buckingham Township (Philadelphia), Pennsylvania; Canada; China; Finland; France; Germany; India; Japan; Lithuania; Mexico; South Korea; Sweden; the Philippines; Taiwan; and the United Kingdom.
We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings
The descriptions of the legal proceedings in Note 15 to the financial statements included in this report are incorporated by reference to this Item 3.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
During fiscal years 2013 and 2012, our common stock traded on the NASDAQ Global Select Market under the symbol “SMTC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the NASDAQ market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ended January 27, 2013:
First Quarter	$30.46	$25.54
Second Quarter	$27.59	$22.22
Third Quarter	$27.10	$23.18
Fourth Quarter	$30.12	$22.95
Fiscal year ended January 29, 2012:
First Quarter	$28.29	$21.30
Second Quarter	$29.47	$22.88
Third Quarter	$26.23	$19.16
Fourth Quarter	$29.40	$20.45
On March 22, 2013, the reported last sale price of our common stock on the NASDAQ Global Select Market was $33.69 per share.
Holders
As of March 22, 2013, we had 287 holders of record of our common stock.
Dividends
The payment of dividends on our common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock during at least the five most recent fiscal years and our Board of Directors has not indicated any intent to declare a cash dividend on the common stock in the foreseeable future. The credit agreement governing our senior secured first lien credit facilities entered into in connection with our acquisition of Gennum includes covenants limiting our ability to pay dividends or make distributions on our capital stock.
Purchases of Equity
Information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2013 follows:
Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
November 2012 (10/29/12-11/25/12)	—	$—	—	$50.0 million
December 2012 (11/26/12-12/23/12)	178,085	$28.37	178,085	$45.0 million
January 2013 (12/24/12-01/27/13)	85,358	$28.67	85,358	$42.5 million
Total activity in the fourth quarter	263,443		263,443

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
Sales of Unregistered Securities
We did not make any unregistered sales of equity securities during fiscal year 2013.
Performance Graph
This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2008 in (i) the Company’s common stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2008	2009	2010	2011	2012	2013
Semtech	$100	$93	$120	$175	$233	$240
NASDAQ Composite	$100	$64	$92	$116	$121	$135
PHLX SEMICONDUCTOR SECTOR	$100	$59	$89	$124	$117	$117
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

Item 6.        Selected Financial Data
The consolidated statement of income data set forth below for fiscal years 2013, 2012 and 2011 and the consolidated balance sheet data as of the end of fiscal years 2013 and 2012 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this report. The consolidated statement of income data for fiscal years 2010 and 2009 and the consolidated balance sheet data as of the end of fiscal years 2011, 2010 and 2009 are derived from the audited financial statements previously filed with the SEC on Form 10-K.
This information should be read in conjunction with Management’s Discussion and Analysis contained in Item 7 of this report, the audited financial statements and accompanying notes included in Item 8 of this report, and the corresponding items included in our Form 10-K for fiscal years 2012, 2011 and 2010.

The fiscal year ended January 31, 2010 consisted of fifty-three weeks with the extra week falling in the fourth quarter. All other fiscal years presented consisted of fifty-two weeks. Our past results are not necessarily indicative of our future performance.
Income Statement Data

	Fiscal Year Ended
(in thousands, except per share amounts)	January 27, 2013	January 29, 2012	January 30, 2011	January 31, 2010	January 25, 2009
Net sales	$578,827	$480,601	$454,502	$286,560	$294,820
Cost of sales	264,215	194,956	186,196	130,514	135,233
Gross profit	314,612	285,645	268,306	156,046	159,587
Operating costs and expenses:
Selling, general and administrative	149,070	100,629	110,404	77,934	75,200
Product development and engineering	120,009	80,577	69,624	44,847	41,405
Intangible amortization	29,944	10,853	9,520	2,348	1,091
Total operating costs and expenses	299,023	192,059	189,548	125,129	117,696
Operating income	15,589	93,586	78,758	30,917	41,891
Interest expense	(14,363)	—	—	—	—
Interest income and other (expense) income, net	(977)	593	574	3,054	4,287
Income before taxes	249	94,179	79,332	33,971	46,178
(Benefit) provision for taxes	(41,690)	5,092	6,760	33,014	8,657
Net income	$41,939	$89,087	$72,572	$957	$37,521
Earnings per share:
Basic	$0.64	$1.37	$1.16	$0.02	$0.61
Diluted	$0.62	$1.32	$1.12	$0.02	$0.61
Weighted average number of shares used in computing earnings per share:
Basic	65,809	65,099	62,339	60,779	61,249
Diluted	67,472	67,350	64,523	61,676	61,999
Anti-dilutive shares not included in the EPS calculations	783	625	1,700	8,900	10,600
Balance Sheet Data

(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011	January 31, 2010	January 25, 2009
Cash, cash equivalents and investments	$236,072	$327,665	$258,342	$162,223	$258,815
Working capital	248,311	360,330	259,873	146,086	279,887
Total assets	1,171,013	726,321	659,943	514,294	420,795
Long term debt, less current	282,286	—	—	—	—
Other long-term liabilities	34,177	29,151	37,503	35,173	8,960
Total stockholders’ equity	694,826	630,188	528,615	405,741	378,020

Note 1:
The Company acquired Gennum on March 20, 2012 and Cycleo SAS on March 7, 2012. Both of these acquisitions occurred during our fiscal year 2013 with Gennum being the more significant of the two. As a result, fiscal year 2013 reflects almost a full year on these acquisitions in our consolidated statements of income.

The Company acquired SMI on December 9, 2009 and Leadis Technology Inc. on February 6, 2009. Both of these acquisitions occurred during our fiscal year 2010 with SMI being the more significant of the two. As a result, fiscal year 2011 reflects a full year on these acquisitions in our consolidated statements of income.
Refer to Note 3 to our audited consolidated financial statements included in Item 8 of this report.

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

Overview
We are a leading supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally into applications within the high-end consumer, industrial, enterprise computing and communications end-markets. The high-end consumer market includes handheld products, tablet computers, set-top boxes, digital televisions, digital video recorders, thunderbolt and fiberless high-speed interfaces and other consumer equipment. Applications for the industrial market include broadcast studio equipment, automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment. Enterprise computing product markets include optical receiver and transceiver, desktops, notebooks, servers, graphic boards, monitors, printers, and other computer peripherals. Communications market applications include base stations, backplane, optical networks, carrier networks, switches and routers, servers, cable modems, signal conditioners, wireless LAN, and other communication infrastructure equipment. Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co., Ltd., LG Electronics, Motorola, Nokia Siemens Networks, Itron, Apple, Phonak International, Research In Motion Limited, Samsung Electronics Co., and ZTE Corporation.
On March 20, 2012, we, through our wholly-owned subsidiary Semtech Canada Inc., completed the acquisition of all outstanding equity interests of Gennum Corporation (“Gennum”) (TSX: GND), a leading supplier of high speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets.
Upon consummation of the acquisition, which constituted a change in control of Gennum, Gennum’s stock option awards and restricted shares became fully vested. We acquired 100% of the outstanding shares and vested stock options, restricted shares, and deferred share units of Gennum for CDN$13.55 per share for a total purchase price of $506.5 million. The acquisition was financed with a combination of cash from our international cash reserves and $347 million (net of original issue discount of $3 million) of five-year secured term loans with a combined interest rate of approximately 4% (see Note 10 to our audited consolidated financial statements included in Item 8 of this report).
Our primary reasons for the acquisition were to broaden our existing portfolio of high-speed communications platforms with Gennum’s 1 Gbps to 25 Gbps signal integrity platform, to complement our 40 Gbps to 100 Gbps SerDes solutions and to create one of the industry’s most complete and robust analog and mixed signal portfolios. In addition, Gennum’s strong position in video broadcast and the emerging HD video surveillance market further diversifies our portfolio of high-performance analog semiconductors and provides cross-selling potential with the combined customer base.
On March 7, 2012, we completed the acquisition of Cycleo SAS (“Cycleo”), a privately held company based in France that develops IP for wireless long-range semiconductor products used in smart metering and other industrial and consumer markets. This transaction, which was accounted for using the acquisition method of accounting, complements our current wireless offerings and will bring customers a set of high-end, digitally enhanced wireless solutions. Under the terms of the agreement, we paid the stockholders of Cycleo $5 million in cash at closing.
The audited consolidated financial statements for the fiscal year 2013 include the results of operations of Gennum and Cycleo commencing as of the acquisition dates.
We operate our business in one enterprise-wide reportable segment. Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in fiscal years 2013 represented 41% of net sales. Sales made directly to customers during fiscal year 2013 were 61% of net sales. The remaining 39% of net sales were made through independent distributors.

Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, the United States, Canada, Europe and Israel. For the fiscal year ended January 27, 2013, approximately 38% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2013 constituted approximately 83% of our net sales. Approximately 84% of foreign sales in fiscal year 2013 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe and Canada.

Results of Operations
Fiscal Year 2013 Compared With Fiscal Year 2012
Presented below is our estimate of net sales by end-market.

	Fiscal Years
(in thousands, except percentages)	2013		2012		Change
Enterprise Computing	$85,945	15%	$41,716	9%	106%
Communications	181,791	31%	186,479	39%	(3)%
High-End Consumer	169,847	29%	168,520	35%	1%
Industrial and Other	141,243	25%	83,886	17%	68%
Total	$578,826	100%	$480,601	100%	20%
Net Sales. Net sales for fiscal year 2013 were $578.8 million, an increase of 20% compared to $480.6 million for fiscal year 2012. Fiscal year 2013 revenues increased driven by strengthening demand in the enterprise computing and industrial end markets and by the impact of approximately $129.6 million of Gennum sales in the current fiscal year, partially offset by a slight decrease in demand from the high-end consumer and communications end markets. Fiscal year 2012 was also impacted by softening global economic conditions that resulted in a reduction in orders of our component products during the fiscal year.

Higher revenue in the enterprise computing market is driven primarily by demand for the Gennum Product Group optical communications products. Within the communications category, lower revenue was attributed to softer demand for 40G communications products in our Advanced Communications product line, partially offset by increasing demand for 100G communication products. High-end consumer revenues were relatively flat due to softer demand in Protection products due to reduced demand from a North American Tier 1 smartphone customer offset by increasing demand for Gennum Product Group Thunderbolt cables. Higher revenue in the industrial category was attributed to video broadcast applications in the Gennum Product Group and continued strength in the medical business of our Wireless and Sensing Group.
Gross Profit. Gross profit was $314.6 million and $285.6 million in fiscal years 2013 and 2012, respectively. Our gross margin was 54.4% for fiscal year 2013, down from 59.4% in fiscal year 2012. Gross profit margins for fiscal year 2013 were negatively impacted by the amortization of $39.4 million of the fair value adjustment related to acquired inventory recorded to cost of sales from the Gennum acquisition which offset a favorable end-market product mix driven primarily by the impact of approximately $129.6 million of Gennum sales in fiscal year 2013.
Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2013		2012
	Cost/Exp.	% net sales	Cost/Exp.	% net sales	Change
Selling, general and administrative	$149,070	26%	$100,629	21%	48%
Product development and engineering	120,009	21%	80,577	17%	49%
Intangible amortization and impairments	29,944	5%	10,853	2%	176%
Total operating costs and expenses	$299,023	52%	$192,059	40%	56%
Selling, General & Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for fiscal year 2013 increased by $48.4 million or 48% driven primarily by $11.4 million of transaction and integration expenses due to the acquisition of Gennum and Cycleo in March 2012 and the impact of incremental Gennum SG&A expenses.

Selling, general and administrative expenses for fiscal years 2013 include approximately $2.5 million environmental reserves and $13.4 million severance costs associated with the integration of the acquired Gennum business with the Company’s pre-existing business (refer to Note 15 and Note 17 to our audited consolidated financial statements for details). Fiscal year 2012 includes $2.0 million for expenses attributed to a reorganization plan initiated during the third quarter of fiscal year 2012 which resulted in consolidation of research and development activities and reduction in workforce.
SG&A stock-based compensation expense was $15.0 million and $15.8 million in fiscal years 2013 and 2012, respectively. The year over year decrease in equity compensation was principally driven by staffing reductions associated with our reorganization actions in fiscal year 2012 partially offset by the increase in stock price in fiscal year 2013.
Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2013 and 2012 were $120.0 million and $80.6 million, respectively or an increase of 49%. The increase in fiscal year 2013 is principally driven primarily by the inclusion of Gennum expenses of $40.9 million since March 2012.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization and Impairments
Intangible amortization and impairments was $29.9 million and $10.9 million in fiscal years 2013 and 2012, respectively. The increase reflects the impact of $19.7 million intangible amortization related to the acquisition of Gennum and an impairment charge of $0.7 million attributed to assets acquired from SMI Inc. As of January 27, 2013, we had a total of $228.6 million of gross carrying amount of finite-lived intangible assets, which included $129.9 million related to the acquisition of Gennum.
The purchase price allocation for the Gennum acquisition included $29.1 million of acquired in-process research and development (“IPR&D”) projects. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development.
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
The top three IPR&D projects that comprise $21.0 million of the total $29.1 million IPR&D balance are for enterprise computing, communications and high-end consumer products. The following table summarizes the significant assumptions underlying the valuation for such three IPR&D projects at the acquisition date:

Development Projects	Estimated Percent Complete	Estimated Time to Complete (in years)	Estimated Cost to Complete (in millions)	Risk Adjusted Discount Rate	Valuation Approach	IPR&D (In millions)
Video Platform	10%-14%	1.7 to 1.9	$3.4 - $10.4	12%	Income	$4.0
Backplane	36%-40%	0.2 to 0.4	$18.4 - $20.2	NA	Replacement Cost	$12.0
Consumer	44%-48%	0.2	$5.2 - $6.0	NA	Replacement Cost	$5.0

Costs, timing, and successful completion are subject to additional risk factors such as (i) increase in the projected technological risk of completion, (ii) decrease in the projected market size for the developed product, and (iii) subsequent decisions to postpone or delay the development of the IPR&D project. Actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition.
Acquired in-process research and development was tested for impairment as of November 30, 2012, the date of our annual impairment review. With the exception of the impairment charge of $0.7 million recorded to write-off acquired IPR&D from

SMI, we concluded that the fair value of the acquired in-process research and developments exceeded the carrying value and no impairment existed as of January 27, 2013 (see Note 8 to our audited consolidated financial statements).
Interest Expense. Interest expense was $14.4 million in fiscal year 2013. There was no interest expense in fiscal year 2012. The increase was due to interest expense and the amortization of the original issue discount and debt issuance costs related to the credit facilities to finance the acquisition of Gennum (see Notes 3 and 10 to our audited consolidated financial statements).
We are currently assessing our financing alternatives and may decide to replace our existing debt with lower interest debt in fiscal year 2014.
Interest Income and Other Expense, Net. Interest income and other expense, net was $(977,000) in fiscal year 2013, compared to $593,000 in fiscal year 2012. In fiscal year 2013, the interest income and other expense is primarily made of $(700,000) Swiss Stamp duty tax liabilities. In addition, interest income in fiscal year 2013 is lower as a result of a significant liquidation of investment to pay for acquisitions.
Provision for Taxes. The benefit for income taxes was $41.7 million for fiscal year 2013 compared to a provision of $5.1 million for fiscal year 2012. The effective tax rate for fiscal year 2013 reflects the impact of the one-time $23.4 million benefit related to our change in assertion regarding $70 million of foreign subsidiary earnings. Because income before taxes was near break-even for fiscal year 2013, comparison of year-over-year effective tax rates is meaningless.

In fiscal year 2010, we concluded that $120 million of foreign subsidiary earnings were no longer considered to be permanently reinvested offshore. In the first quarter of fiscal year 2013, in connection with the acquisition of Gennum, we reviewed our assertion regarding the amount of foreign subsidiary earnings that were considered to be permanently reinvested offshore and concluded that due to post-acquisition foreign operating cash needs, all of our foreign subsidiary earnings are considered to be permanently reinvested offshore. This change in assertion resulted in the recognition of a one-time tax benefit of $23.4 million in the first quarter of fiscal year 2013.

In fiscal year 2013, our tax provision was adversely affected by a net increase to our valuation allowance of $2.7 million. This net increase was primarily the result of concerns related to our ability to utilize our California net operating losses due to a projected lower California apportionment in future years.
Fiscal Year 2012 Compared With Fiscal Year 2011
Presented below is our estimate of net sales by end-market.

	Fiscal Years
(in thousands, except percentages)	2012		2011		Change
Enterprise Computing	$41,716	9%	$42,728	9%	(2)%
Communications	186,479	39%	166,419	37%	12%
High-End Consumer	168,520	35%	151,945	33%	11%
Industrial and Other	83,886	17%	93,410	21%	(10)%
Total	$480,601	100%	$454,502	100%	6%
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
Higher revenue in the communications end market was attributed to the impact of strengthening demand for our 40G and 100G communications infrastructure products in our Advanced Communications product line. Higher revenues in the high-end consumer end market were driven by strengthening demand for Protection products in consumer applications including LCD TVs, smartphones and tablet computers. Enterprise computing revenues were roughly flat. Within the industrial category, lower revenue was attributed to softer demand from the military segment in our Power Management and High-Reliability and Advanced Communications product lines.
Gross Profit. Gross profit was $285.6 million and $268.3 million for fiscal years 2012 and 2011, respectively. Our gross margin was 59.4% for fiscal year 2012, up from 59.0% in fiscal year 2011. Gross profit margins for fiscal year 2012 were positively impacted by higher revenues, increased manufacturing volumes and the impact of reduced equity compensation expenses attributed to staffing reductions associated with a reduction in workforce. These factors offset the impact of a higher mix of consumer and enterprise computing revenues relative to communications and industrial revenues.
Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2012		2011
	Cost/Exp.	% net sales	Cost/Exp.	% net sales	Change
Selling, general and administrative	$100,629	21%	$110,404	24%	(9)%
Product development and engineering	80,577	17%	69,624	15%	16%
Intangible amortization and impairments	10,853	2%	9,520	2%	14%
Total operating costs and expenses	$192,059	40%	$189,548	41%	1%
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
SG&A stock-based compensation expense was $15.8 million and $19.3 million in fiscal years 2012 and 2011, respectively. The year over year decrease in equity compensation was principally driven by staffing reductions associated with our reorganization actions.
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
Intangible Amortization and Impairments
Intangible amortization and impairments, which reflects amortization costs associated with acquired intangibles, increased by $1.3 million in fiscal year 2012 compared to fiscal year 2011, as a result of the impact of impairment charges attributed to assets acquired from Leadis Technology Inc. During the third quarter of fiscal year 2012, we abandoned certain development efforts related to acquired intangible assets and recorded an impairment charge of $2.5 million.
Interest Expense. There was no interest expense in fiscal year 2012 and 2011.
Interest Income and Other Expense, Net. Interest income and other expense, net was $593,000 for fiscal year 2012, up from $574,000 in fiscal year 2011. For fiscal years 2012 and 2011, the primary source of income was interest from investments offset by loss from foreign currency transactions.
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

In fiscal year 2012, our tax provision was adversely affected by a net increase to our valuation allowance of $2.1 million. This net increase was primarily the result of concerns related to our ability to utilize our California net operating losses due to a projected lower California apportionment in future years.

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

As of January 27, 2013, our total shareholders’ equity was $694.8 million. At that date we also had approximately $228.2 million in cash and cash equivalents, $7.9 million in long-term investments, and total debt of $330.7 million.
Our primary sources and uses of cash during the comparative fiscal years are presented below:

	Fiscal Year Ended
(in millions)	January 27, 2013	January 29, 2012	January 30, 2011
Sources of Cash
Operating activities	$102.0	$99.8	$93.8
Proceeds from exercise of stock options including tax benefits	12.9	45.0	30.7
Proceeds from sale of investments	112.5	131.7	111.0
Issuance of debt, net of original issue discount and debt issuance cost	338.0	—	—
	$565.4	$276.5	$235.5
Uses of Cash
Capital expenditures, net of sale proceeds	$(23.3)	$(21.5)	$(25.5)
Acquisitions, net of cash acquired	(491.7)	—	—
Purchase of intangible assets	(1.3)	(3.0)	—
Purchases of investments	(24.7)	(93.3)	(168.8)
Purchase of cost method investments	(2.5)	—	—
Payment of long-term debt	(16.9)	—	—
Payment for interest rate cap	(1.1)	—	—
Repurchase of common stock	(7.8)	(50.7)	(2.8)
	$(569.3)	$(168.5)	$(197.1)
Effect of exchange rate increase on cash and cash equivalents	$0.1	$—	$—
Net (decrease) increase in cash and cash equivalents	$(3.8)	$108.0	$38.4
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 27, 2013, our foreign subsidiaries held approximately $180.2 million of cash, cash equivalents, and short-term investments compared to $271.4 million at January 29, 2012. The decline was attributable to using approximately $213.0 million to partially fund the acquisitions of Gennum and Cycleo and to cover transaction and other related expenses.
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
Operating cash flows for fiscal year 2013 was impacted by several significant non-cash transaction related items including $39.4 million of purchase accounting adjustments related to inventory acquired from Gennum, $19.7 million of amortization expense for acquired intangible assets from Gennum. Also, accretion of deferred financing costs and debt discount was $2.5 million.
Investing Activities
Cash used for investing activities is primarily attributable to the acquisitions of Gennum and Cycleo, capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.
Capital expenditures were $23.3 million for fiscal year 2013 compared to $21.6 million for fiscal year 2012. Acquisitions of Gennum and Cycleo were $491.7 million, net of cash acquired. Funding of the purchase price was sourced from cash and cash equivalents, credit facilities and required the liquidation of a significant amount of our temporary and long-term investments.
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
In addition to using our cash, we incurred debt of $347 million (net of original issue discount of $3 million) in term loans during the quarter to complete the Gennum acquisition. On March 20, 2012, we entered into the senior secured first lien credit facilities in the aggregate principal amount of $350 million (the “Facilities”), consisting of Term A loans in an aggregate principal amount of $100 million (the “Term A Loans”) and Term B loans in an aggregate principal amount of $250 million (the “Term B Loans”). Both the Term A Loans and the Term B Loans mature on March 20, 2017. Repayments of long term debt during the fiscal year 2013 totaled $16.9 million. In accordance with the stipulations in the credit agreement, we entered into an interest rate cap agreement protecting at least 50% of the variable interest rate exposure on the term loans and made an upfront payment of $1.1 million in June 2012. Under the terms of the Facilities, we may request, at any time, subject to certain conditions, the establishment of one or more additional term loan facilities in an aggregate principal amount not to exceed $150 million, the proceeds of which may be used for working capital and general corporate purposes. The Facilities are subject to customary affirmative and negative covenants. We were in compliance with such covenants as of January 27, 2013 and we expect to remain in compliance with these covenants.

Pursuant to the Credit Agreement, under certain circumstances, the Company is obligated to apply 50% of its excess cash flow (as defined in the Credit Agreement) for each fiscal year, as well as net cash proceeds from specified other sources, such as asset sales, debt issuances or insurance proceeds, to prepay the Term A Loans and Term B Loans. The first excess cash flow payment is estimated to be $26.6 million. The earliest date that any such payment may be due is 95 days after the last day of the fiscal year ending closest to January 31, 2013. The Company has classified the potential early payment of $26.6 million from “Long term debt” to “Current portion - long term debt” in the consolidated balance sheets as of January 27, 2013.

The Company may decide to replace and refinance its Facilities associated with the Gennum acquisition. The Company does not believe the terms associated with the new facilities will have a significant impact on the Company’s liquidity or operations.
For fiscal year 2013, cash proceeds from the exercise of stock options were $12.9 million compared to $42.7 million in fiscal year 2012.
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
We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. In fiscal year 2013 and fiscal year 2012, we repurchased 0.3 million and 2.3 million shares, respectively, under this program for $7.5 million and $50 million, respectively. On August 24, 2011, we announced a $36 million expansion of our existing stock repurchase program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on

August 24, 2011 for the complete announcement. On November 30, 2011, we announced an additional $50 million expansion of our existing stock repurchase program. Refer to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on November 30, 2011 for the complete announcement.
In addition to the stock repurchase program, shares valued at $0.3 million and $0.7 million were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the fiscal years 2013 and 2012, respectively.
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
Noted below under “Contractual Obligations” are various commitments we have associated with our business, such as lease commitments and open purchase obligations, which are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 27, 2013.
Contractual Obligations
Presented below is a summary of our contractual obligations as of January 27, 2013.

(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$49,100	$45,000	$239,025	$—	$333,125
Operating leases	8,743	10,269	6,461	11,383	36,856
Open capital purchase commitments	1,451	—	—	—	1,451
Other open purchase commitments	57,314	7,327	—	—	64,641
Other vendor commitments	1,200	300	—	—	1,500
Deferred compensation	760	2,369	494	12,118	15,741
Stock-based compensation	3,241	5,738	—	—	8,979
Total contractual cash obligations	$121,809	$71,003	$245,980	$23,501	$462,293
Capital purchase commitments, other open purchase commitments and other vendor commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 27, 2013, as we have not yet received the related goods or taken title to the property.
We maintain a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $13.9 million and $11.1 million as of January 27, 2013 and January 29, 2012, respectively, and is included in accrued liabilities and other long-term liabilities on the balance sheet and in the table above. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
In addition, during the fiscal year ended January 27, 2013, the Company recognized $1.8 million deferred compensation liability related to the payment of Cycleo earn-out liability which is contingent upon employment at the end of the four-year period beginning on April 30, 2012.
We have purchased whole life insurance on the lives of some of our current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of our costs of the deferred compensation plan. The cash surrender value of our Company-owned life insurance was $10.0 million as of January 27, 2013 and $10.2 million as of January 29, 2012, and is included in other assets.
We have $11.1 million of accrued taxes for uncertain tax positions. We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.2 million within twelve months as a result of expiring statutes.

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
Our significant accounting policies are discussed in Note 2 to our audited consolidated financial statements, included in Item 8, of this report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2013 or fiscal year 2012.

The following table summarizes the deferred net revenue balance:

(in thousands)	January 27, 2013	January 29, 2012
Deferred revenues	$4,467	$4,964
Deferred cost of revenues	1,099	1,243
Deferred revenue, net	3,368	3,721
Deferred product design and engineering recoveries	377	132
Total deferred revenue	$3,745	$3,853
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
Business Combinations
Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; contingent consideration obligations are recorded at fair value on the date of acquisition, with increases or decreases in the fair value arising from changes in assumptions or discount periods recorded as contingent consideration expenses in the consolidated statement of operations in subsequent periods; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. All changes that do not qualify as measurement period adjustments are included in current period earnings. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant judgment is required in estimating the fair value of intangible assets acquired in a business combination and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time.
If the actual results differ from the estimates and judgments we utilized, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.
Interest Rate Derivative
We manage interest expense using variable rate debt. To manage its interest rate risk, we occasionally hedge the future cash flows of its variable rate debt, principally through interest rate contracts with major financial institutions. Interest rate cap contracts involve the receipts of variable amounts from a counterparty when one-month LIBOR exceeds the capped interest rate in exchange for an upfront payment from us, capping our one-month LIBOR floating interest payments at the strike rate on its interest rate cap contract. Interest rate contracts that meet specific criteria are accounted for as cash flow hedges.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income, net of taxes, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.

The assessment of effectiveness is based on the total changes in an option’s cash flows such that the assessment will include the interest rate caps entire change in fair value. The interest rate cap is considered a highly effective hedge since the key features and terms match with the hedged item at inception. Key features and terms are notional amount, cap effective date, rate threshold, index, repricing dates, payments dates, and maturity dates.

Contingencies and Litigation
We record accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Individually significant contingent losses are accrued when probable and reasonably estimable.
The legal defense costs we accrue is based on reviews by outside counsel, in-house counsel and management and some of the significant factors considered in the review of these reserves are as follows: the actual costs incurred by the Company; the development of the Company's legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation.
In those situations where the Company is unable to determine the best estimate within the range of loss, it will record the minimum amount in the identified range of probable loss.
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
Goodwill is tested for impairment as of November 30    , the date of our annual impairment review. We estimated the fair values of our reporting units using the income approach, which requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Our analysis included sensitivity analysis of key assumptions such as a 10% increase in the weighted-average cost of capital, a 10% increase in the effective tax rate or a 5% decline in our compound annual growth rate noting the fair value of the goodwill associated with the Advanced Communications, the Wireless and Sensing, and Gennum reporting units exceeded their respective carrying values and no impairment existed as of January 27, 2013.
The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate. Acquired in-process research and development projects (“IPR&D”) is tested for impairment as of November 30, the date of the Company’s annual goodwill impairment review.
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
We continually review our position on undistributed earnings from our foreign subsidiaries to determine whether those earnings are indefinitely reinvested offshore. Domestic and foreign operating cash flow forecasts are reviewed to determine the sources and uses of cash. Based on these forecasts, we determine the need to accrue deferred tax liabilities associated with our undistributed earnings offshore.

New Accounting Standards
In February 2013, the FASB issued an accounting standards update regarding the reporting of reclassifications out of accumulated other comprehensive income. This update, which will be effective prospectively for reporting periods beginning after December 15, 2012, requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The Company will adopt the disclosure requirements of this update for the quarter ending April 28, 2013.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are detailed below. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
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
A relatively small amount of our monetary assets and liabilities are denominated in foreign currencies, principally the Swiss Franc, Canadian dollars, Mexican Peso, British Pound Sterling and the Euro. Fluctuations in these currencies relative to the United States dollar will result in transaction gains or losses included in net earnings.
All of our foreign sales, which amounted to $488.1 million in fiscal year 2013, are denominated in United States dollars. Currency exchange rate fluctuations in foreign countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.

For fiscal year 2013, we spent approximately $42.3 million in Canadian dollars, $16.8 million in British Pound Sterling, $14.4 million in Swiss Francs, $4.6 million in Euros, $4.6 million in Japanese Yen, and $7.7 million in Mexican Pesos for operating expenses.
In general, we purchase foreign currencies on a spot basis as needed to fund local operations. As of January 27, 2013, we held cash funds of $16.7 million denominated in Canadian dollars, $0.8 million denominated in British Pound Sterling, $1.0 million denominated in Swiss Francs, $4.4 million denominated in Euros and $1.4 million denominated in Japanese Yen, and $0.7 million denominated in Mexican Pesos. We did not hold a significant amount of other foreign currencies. If rates of these foreign currencies were to strengthen or weaken relative to the U.S. dollar, we would realize gains or losses in converting these funds back into U.S. dollars.
Interest Rate and Market Risk
As a result of entering into the $350 million long-term debt with variable interest rates, our operating results are exposed to fluctuations in interest rates. Pursuant to the Credit Agreement, we were required to enter into an interest rate hedging agreement protecting at least 50% of all the variable interest rate exposure on the term loans within 90 days of entering into the Credit Agreement. We do not engage in the trading of derivative financial instruments in the normal course of business. On June 18, 2012, we entered into an interest rate cap agreement to fulfill the requirements of our Credit Agreement (see Note 11 to our audited consolidated financial statements for more information). In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.0 million associated with the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would decrease the fair value of our variable-rate debt by approximately $3.4 million.
Interest rates affect our return on excess cash and investments. As of January 27, 2013, we had $223.2 million of cash and cash equivalents and $12.9 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $0.4 million in fiscal year 2013. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting that is included in Part II, Item 9A of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Semtech Corporation

We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries as of January 27, 2013 and January 29, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 27, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation and subsidiaries at January 27, 2013 and January 29, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 27, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Semtech Corporation and subsidiaries' internal control over financial reporting as of January 27, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 28, 2013

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share)

	Fiscal Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Net sales	$578,827	$480,601	$454,502
Cost of sales	264,215	194,956	186,196
Gross profit	314,612	285,645	268,306
Operating costs and expenses:
Selling, general and administrative	149,070	100,629	110,404
Product development and engineering	120,009	80,577	69,624
Intangible amortization and impairments	29,944	10,853	9,520
Total operating costs and expenses	299,023	192,059	189,548
Operating income	15,589	93,586	78,758
Interest expense	(14,363)	—	—
Interest income and other (expense) income, net	(977)	593	574
Income before taxes	249	94,179	79,332
(Benefit) provision for taxes	(41,690)	5,092	6,760
Net income	$41,939	$89,087	$72,572
Earnings per share:
Basic	$0.64	$1.37	$1.16
Diluted	$0.62	$1.32	$1.12
Weighted average number of shares used in computing earnings per share:
Basic	65,809	65,099	62,339
Diluted	67,472	67,350	64,523
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Net income	$41,939	$89,087	$72,572
Other comprehensive (loss) income, before tax:
Change in net unrealized holding loss on available-for-sale investments	(42)	(262)	(117)
Change in unrealized loss on interest rate cap	(556)	—	—
Change in cumulative translation adjustment	203	(4)	1
Other comprehensive loss, before tax	(395)	(266)	(116)
Benefit for taxes related to items of other comprehensive (loss) income	213	58	41
Other comprehensive loss, net of tax	(182)	(208)	(75)
Total comprehensive income, net of tax	$41,757	$88,879	$72,497
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 27, 2013 AND JANUARY 29, 2012
(in thousands, except share data)

	January 27, 2013	January 29, 2012
Assets
Current assets:
Cash and cash equivalents	$223,192	$227,022
Temporary investments	4,973	83,121
Accounts receivable, less allowances of $4,917 at January 27, 2013 and $3,594 at January 29, 2012	69,160	49,644
Inventories	74,878	46,995
Deferred tax assets	7,473	5,339
Prepaid taxes	7,794	9,580
Other current assets	18,523	5,611
Total current assets	405,993	427,312
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $101,766 at January 27, 2013 and $85,393 at January 29, 2012	101,837	69,713
Long-term investments	7,907	17,522
Deferred income taxes	33,563	—
Goodwill	393,584	129,651
Other intangible assets, net	206,058	66,720
Other assets	22,071	15,403
TOTAL ASSETS	$1,171,013	$726,321
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,991	$26,699
Accrued liabilities	49,276	32,389
Deferred revenue	3,745	3,853
Current portion - long term debt	48,449	—
Deferred tax liabilities	4,221	4,041
Total current liabilities	157,682	66,982
Non-current liabilities:
Deferred tax liabilities	2,042	1,000
Long term debt, less current	282,286	—
Other long-term liabilities	34,177	28,151
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 66,607,347 outstanding on January 27, 2013 and 78,136,144 issued and 64,964,780 outstanding on January 29, 2012	785	785
Treasury stock, at cost, 11,528,797 shares as of January 27, 2013 and 13,171,364 shares as of January 29, 2012	(200,604)	(225,822)
Additional paid-in capital	355,990	358,327
Retained earnings	538,302	496,363
Accumulated other comprehensive income	353	535
Total stockholders’ equity	694,826	630,188
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,171,013	$726,321
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock					Accumulated Other
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 31, 2010	61,261,015	$784	$348,741	$334,704	$(279,306)	$818	$405,741
Net income	—	—	—	72,572	—	—	72,572
Other comprehensive (loss)	—	—	—	—	—	(75)	(75)
Stock-based compensation	—	—	24,204	—	—	—	24,204
Repurchase of outstanding common stock	(164,636)	—	—	—	(2,819)	—	(2,819)
Treasury stock reissued	2,825,111	—	(19,169)	—	49,858	—	30,689
Shares issued under equity award plans	6,250	1	—	—	—	—	1
Tax shortfall from stock based compensation	—	—	(1,698)	—	—	—	(1,698)
Balance at January 30, 2011	63,927,740	$785	$352,078	$407,276	$(232,267)	$743	$528,615
Net income	—	—	—	89,087	—	—	89,087
Other comprehensive (loss)	—	—	—	—	—	(208)	(208)
Stock-based compensation	—	—	19,068	—	—	—	19,068
Repurchase of outstanding common stock	(2,279,526)	—	—	—	(50,665)	—	(50,665)
Treasury stock reissued	3,316,566	—	(15,264)	—	57,110	—	41,846
Shares issued under equity award plans	—		—	—	—	—	—
Excess tax benefits from stock based compensation	—	—	2,445	—	—	—	2,445
Balance at January 29, 2012	64,964,780	$785	$358,327	$496,363	$(225,822)	$535	$630,188
Net income	—	—	—	41,939	—	—	41,939
Other comprehensive (loss)	—	—	—	—	—	(182)	(182)
Stock-based compensation	—	—	21,382	—	—	—	21,382
Repurchase of outstanding common stock	(273,139)	—	—	—	(7,769)	—	(7,769)
Treasury stock reissued	1,915,706	—	(20,184)	—	32,987	—	12,803
Shares issued under equity award plans	—		—	—	—	—	—
Tax shortfall from stock based compensation	—	—	(3,535)	—	—	—	(3,535)
Balance at January 27, 2013	66,607,347	$785	$355,990	$538,302	$(200,604)	$353	$694,826
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Cash flows from operating activities:
Net income	$41,939	$89,087	$72,572
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	49,192	21,013	16,448
Effect of acquisition fair value adjustments	37,693	—	—
Accretion of deferred financing costs and debt discount	2,545	—	—
Deferred income taxes	(47,623)	(2,023)	3,184
Stock-based compensation	24,528	24,020	29,010
Excess tax benefits on stock based compensation	—	(2,279)	(891)
Loss on disposition of property, plant and equipment	85	1,022	69
Changes in assets and liabilities:
Accounts receivable, net	(5,002)	966	(19,447)
Inventories	(4,251)	676	(14,016)
Prepaid expenses and other assets	5,971	(7,068)	(540)
Accounts payable	4,453	(3,354)	5,986
Accrued liabilities	(10,410)	(26,017)	13,434
Deferred revenue	(1,112)	(1,167)	1,744
Income taxes payable and prepaid taxes	(1,120)	4,962	(16,702)
Other liabilities	5,080	(6)	2,950
Net cash provided by operating activities	101,968	99,832	93,801
Cash flows from investing activities:
Purchases of available-for-sale investments	(24,744)	(93,330)	(168,802)
Proceeds from sales and maturities of available-for-sale investments	112,466	131,748	110,987
Proceeds from sales of property, plant and equipment	—	46	76
Purchase of property, plant and equipment	(23,266)	(21,564)	(25,537)
Purchase of intangible assets	(1,251)	(3,000)	—
Purchase of cost method investment	(2,500)	—	—
Acquisitions, net of cash acquired	(491,717)	—	—
Net cash (used in) provided by investing activities	(431,012)	13,900	(83,276)
Cash flows from financing activities:
Proceeds from debt issuance, net of discount	347,000	—	—
Deferred financing cost	(8,962)	—	—
Payment for interest rate cap	(1,100)	—	—
Excess tax benefits on stock based compensation	—	2,279	891
Proceeds from exercises of stock options	12,855	42,661	29,823
Repurchase of outstanding common stock	(7,769)	(50,665)	(2,819)
Payment of long term debt	(16,875)	—	—
Net cash provided by (used in) financing activities	325,149	(5,725)	27,895
Effect of exchange rate increase (decrease) on cash and cash equivalents	65	(4)	1
Net (decrease) increase in cash and cash equivalents	(3,830)	108,003	38,421
Cash and cash equivalents at beginning of period	227,022	119,019	80,598
Cash and cash equivalents at end of period	$223,192	$227,022	$119,019
Supplemental disclosure of cash flow information
Income taxes paid	$5,029	$4,059	$20,566
Interest paid	$10,556	$—	$—
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
Enterprise Computing: datacenters, passive optical networks, optical receiver and transceiver, desktops, notebooks, servers, graphic boards, monitors, printers and other computer peripherals.
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
Industrial: broadcast studio equipment, automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The fiscal years ended January 27, 2013, January 29, 2012 and January 30, 2011 each consisted of 52 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Semtech Corporation and its wholly owned subsidiaries. All inter-company transactions and accounts have been eliminated.
In March 2012, the Company completed the acquisitions of Gennum Corporation (“Gennum”) and Cycleo SAS (“Cycleo”). The consolidated financial statements include the results of operations of Gennum and Cycleo commencing as of the acquisition dates. See Note 3 for further discussion.
Segment Information
The Company operates and accounts for its results in one reportable segment. The Company identified five operating segments which aggregate into one reportable segment. The Company designs, develops, manufactures and markets high performance analog and mixed signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by guidance regarding segment disclosures. The Company has evaluated its reportable segments subsequent to its acquisition of Gennum and concluded that it continues to operate and account for its results in one reportable segment.
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
Reclassification
Certain prior period immaterial amounts have been reclassified to conform with current period presentation.

Note 2: Significant Accounting Policies
Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains cash balances and investments in highly qualified financial institutions. At various times such amounts are in excess of insured limits. Investments consist of government and corporate obligations and bank time deposits. The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and the amount invested with any one issuer. These investments, especially corporate obligations, are subject to default risk. The Company designates its investments as available for sale (“AFS”). Investments designated as AFS are reported at fair value. The Company records the unrealized gains and losses, net of tax, in stockholders’ equity as a component of comprehensive income. Realized gains or losses are recorded in “Interest income and other expense, net” in the consolidated statements of income.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at net realizable value or the amount that the Company expects to collect on gross customer trade receivables. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company generally does not require collateral on accounts receivable as the majority of the Company’s customers are large, well-established companies. Historically, bad debt provisions have been consistent with management’s expectations. If the Company becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, it records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial condition of the Company’s customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. All of the Company’s accounts receivables are trade-related receivables. See Note 16 for a discussion of concentration risks.
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
Business Combinations
The Company accounts for business combinations at fair value. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed. All changes that do not qualify as measurement period adjustments are included in current period earnings. Significant judgment is required to determine the estimated fair value for assets and liabilities acquired and to assigning their respective useful lives. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including available historical information and valuations that utilize customary valuation procedures and techniques.
The Company employs the income approach to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. The fair value of acquired in-process research and development projects (“IPR&D”) was determined using an income approach or replacement cost approach as applicable. The replacement cost approach was used for IPR&D projects that were considered long-term core investments and were not anticipated to be profitable for a period of time. IPR&D projects which were valued using an income approach, measured the returns attributable to each specific IPR&D project, discounted to present value using a risk-adjusted rate of return, including as appropriate, any tax benefits derived from amortizing the intangible assets for tax purposes. Significant estimates and assumptions inherent in the valuations reflect consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand’s relative market position and the discount rate applied to the cash flows, among others.
If actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. The Company’s cost basis includes certain assets acquired in business combinations that were initially recorded at fair value as of the date of acquisition. Depreciation is computed over the estimated useful lives of the related asset type or term of the operating lease using the straight-line method for financial statement purposes. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.
The estimated service lives for property and equipment is as follows:

Estimated
Useful Lives
Buildings and leasehold improvements	7 to 39 years
Machinery and equipment	5 to 8 years
Transportation vehicles	5 years
Furniture and fixtures	7 years
Computers and computer software	3 years
Impairment of Goodwill, Other Intangible and Long-Lived Assets
Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Goodwill is not amortized but is tested for impairment using a two-step method on an annual basis in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business among other factors.
The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. A reporting unit is an operating segment or a business unit one level below that operating segment, and it is the level at which management regularly reviews operating results and makes resource allocation decisions.

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
The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying consolidated financial statements using Level 3 inputs. The Company’s estimate of fair value was primarily determined using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of the assets. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in a future goodwill impairment charge.
Other Intangibles and Long-lived Assets
Finite-lived intangible assets resulting from business acquisitions or technology licenses purchased are amortized on a straight-line basis over their estimated useful lives. The useful lives of acquisition-related intangible assets represent the point where over 90% of realizable undiscounted cash flows for each intangible asset are recognized. The assigned useful lives are consistent with the Company’s historical experience with similar technology and other intangible assets owned by the Company. The useful life of technology licenses is usually based on the term of the agreement.

In-process research and development is recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived intangible assets and amortized over their useful lives.
The Company reviews indefinite-lived intangible assets for impairment on an annual basis in conjunction with goodwill or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate.
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
Interest Rate Derivative
The Company incurs interest expense through its variable rate debt. To manage its interest rate risk, the Company occasionally hedges the future cash flows of its variable rate debt, principally through interest rate contracts with major financial institutions. Interest rate contracts that meet specific criteria are accounted for as cash flow hedges.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The upfront payment the Company paid for the interest rate cap agreement will be amortized out of accumulated other comprehensive income and recorded as interest expense according to the amortization schedule created at inception of the hedging relationship. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company records derivative instruments in the statements of cash flows to operating, investing, or financing activities consistent with the cash flows of the hedged item.

The assessment of effectiveness is based on the total changes in an option’s cash flows such that the assessment will include the interest rate caps entire change in fair value. The interest rate cap is considered a highly effective hedge since the key features and terms match with the hedged item at inception. Key features and terms are notional amount, cap effective date, rate threshold, index, repricing dates, payments dates, and maturity dates.

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
The Company includes revenue related to granted technology licenses as part of “Net sales.” Historically, revenue from these arrangements has not been significant though it is part of its recurring ordinary business. In the third quarter of fiscal year 2013, the Company entered into a single licensing arrangement that resulted in the recognition of $7.5 million of revenue.
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
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in fiscal year 2013 or fiscal year 2012.
The following table summarizes the deferred revenue balance:

(in thousands)	January 27, 2013	January 29, 2012
Deferred revenues	$4,467	$4,964
Deferred cost of revenues	1,099	1,243
Deferred revenue, net	3,368	3,721
Deferred product design and engineering recoveries	377	132
Total deferred revenue	$3,745	$3,853
Cost of Sales
Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $119,000, $285,000 and $232,000 for fiscal years 2013, 2012 and 2011, respectively.
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
The Company received approximately $12.5 million, $5.7 million and $11.7 million in fiscal years 2013, 2012 and 2011, respectively for nonrecurring engineering services.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. The consolidated balance sheets include current and long term prepaid taxes under “Prepaid taxes” and “Other assets” and current and long term liabilities for uncertain tax positions under “Accrued liabilities” and “Other long-term liabilities.”

As part of the process of preparing the Company’s consolidated financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company changes its valuation allowance in a period; the change is generally recorded through the tax provision on the consolidated statements of income.
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
For intra-entity differences between the tax basis of an asset in the buyer’s tax jurisdiction and their cost as reported in the consolidated financial statements, the Company does not recognize a deferred tax asset. Income taxes paid on intra-entity profits on assets remaining within the group are accounted for as prepaid taxes. See Note 14 for further discussion of income taxes.
Accumulated Other Comprehensive Income
Other comprehensive income includes unrealized gains and losses on available-for-sale investments, unrealized loss on interest rate hedging activities and foreign currency translation adjustments, net of tax. This information is provided in our consolidated statements of comprehensive Income. Accumulated other comprehensive income balances were as follows:

(in thousands)	Unrealized holding gain (loss) on available-for-sale investments (1)	Unrealized loss on interest rate hedge	Cumulative translation adjustment	Accumulated other comprehensive income
Balance at January 31, 2010	$317	$—	$501	$818
Current-period other comprehensive (loss) income	(76)	—	1	(75)
Balance at January 30, 2011	241	—	502	743
Current-period other comprehensive loss	(204)	—	(4)	(208)
Balance as of January 29, 2012	37	—	498	535
Current-period other comprehensive (loss) income	(32)	(353)	203	(182)
Balance as of January 27, 2013	$5	$(353)	$701	$353

(1)
Net of reclassification adjustments for gains realized, net of tax from other comprehensive income to net income $1 and $5 for the fiscal years 2013 and 2012, respectively. There were no reclassification adjustments for gains realized in fiscal year 2011.

Translation
The assets and liabilities of the Company’s foreign subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to the U.S. dollar using exchange rates in effect at the balance sheet date. Income statement items are translated at average exchange rates prevailing during the period. The translation gains or losses are included as a component of accumulated other comprehensive income in the accompanying consolidated financial statements.
Transaction gains and losses resulting from the re-measurement or settlement of assets and liabilities denominated in foreign currencies are included in the determination of net income and have not been significant.

Stock-Based Compensation
The Company has various equity award plans (“Plans”) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 27, 2013, the Company has granted stock option awards (“Options”) and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock awards issued as inducements to join the Company.
Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Fiscal Year Ended
(in thousands, except per share amounts)	January 27, 2013	January 29, 2012	January 30, 2011
Net income	$41,939	$89,087	$72,572

Weighted average common shares outstanding - basic	65,809	65,099	62,339
Dilutive effect of employee equity incentive plans	1,663	2,251	2,184
Weighted average common shares outstanding - diluted	67,472	67,350	64,523
Basic earnings per common share	$0.64	$1.37	$1.16
Diluted earnings per common share	$0.62	$1.32	$1.12
Anti-dilutive shares not included in the above calculations	783	625	1,700
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

Note 3: Acquisitions
Gennum Corporation (“Gennum”)
On March 20, 2012, the Company, through its wholly-owned subsidiary Semtech Canada Inc., completed the acquisition of all outstanding equity interests of Gennum (TSX: GND), a leading supplier of high speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets.
Upon consummation of the business acquisition, which constituted a change in control of Gennum, Gennum’s stock option awards and restricted shares became fully vested. Semtech acquired 100% of the outstanding shares and vested stock options, restricted shares, and deferred share units of Gennum for CDN $13.55 per share for a total purchase price of $506.5 million. The acquisition was financed with a combination of cash from Semtech’s international cash reserves and $347 million of five-year secured term loans, net of original issuance debt discount of $3 million (see Note 10).
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
In connection with the acquisition, certain Gennum employees became entitled to payments upon a change in control and their subsequent termination. These payments, which totaled approximately $9.6 million, have been recognized as a post-acquisition compensation expense and included in the consolidated statements of income for fiscal year 2013 under “Selling, general and administrative.”
The Company’s allocation of the total purchase price as of March 20, 2012 is summarized below:

(in thousands)	At March 20, 2012
Cash	$19,664
Accounts receivable, less allowances	14,032
Inventories	62,941
Prepaid expenses	3,832
Income taxes receivable	1,467
Deferred tax assets - current	8,590
Other current assets	7,804
Property, plant and equipment	25,702
Amortizable intangible assets	129,863
In-process research and development	29,100
Goodwill	261,891
Deferred tax assets - non-current	31,235
Other non-current assets	8
Deferred tax liabilities	(47,077)
Accounts payable	(18,232)
Accrued liabilities	(24,274)
Total acquisition consideration	$506,546
(in thousands)	At March 20, 2012
Amortizable intangible assets:
Developed technology	$95,100
Customer relationships	28,000
Other intangible assets	6,763
$129,863

Primarily due to a change in the preliminary allocation of fair value with regard to deferred tax assets and liabilities, the preliminary goodwill allocation related to Gennum decreased by $0.9 million from $262.8 million as of October 28, 2012 to $261.9 million as of January 27, 2013. There was no impact to the Company’s consolidated statements of income for fiscal year 2013.
As of January 27, 2013, the Company has completed the purchase price allocation for its acquisition of Gennum.
The Company recognized approximately $11.4 million of transaction and integration expenses and $13.4 million severance costs associated with the Gennum acquisition in fiscal year 2013. These costs are included in the consolidated statements of income under “Selling, general and administrative.”
Net revenues attributable to Gennum since the acquisition date were $129.6 million, with a corresponding net loss of $36.5 million in fiscal year 2013.
In May 2012, the Company settled two pre-acquisition contingencies related to legal matters that were included in the purchase price allocation for a total cash payment of $4.2 million.
Pro Forma Financial Information
The results of operations of Gennum have been included in the Company’s consolidated statements of income since the acquisition date of March 20, 2012. The following table reflects the unaudited consolidated pro forma information as if the acquisition had taken place at the beginning of each period presented, after giving effect to certain adjustments including the following for fiscal years 2013 and 2012:

•
increase in cost of goods sold associated with the fair value adjustment related to acquired inventory of $41.8 million for fiscal year 2012 and subsequent decrease of $39.4 million for fiscal year 2013;

•
decrease in operating expense as a result of classifying recoveries of cost associated with product design and engineering services as a reduction to product development and engineering expense of $12.9 million for fiscal year 2012;

•	increase in operating expense as a result of the settlement of two pre-acquisition contingencies related to legal matters of $4.2 million for fiscal year 2013;

•	increase in amortization expense as a result of acquired intangible assets of $22.8 million for fiscal year 2012 and a subsequent decrease of $1.6 million for fiscal year 2013;

•	increase in benefit for taxes of $23.4 million associated with the releasing of prior accrued taxes on foreign earnings for fiscal year 2012 and subsequent decrease for fiscal year 2013;

•	increase in interest expense of $16.6 million associated with the $350 million term loans entered into to finance the acquisition for fiscal year 2012 and $1.7 million for fiscal year 2013; and

•	the related tax effects.
Unaudited Consolidated Pro forma Information:

	Fiscal Year Ended
	January 27, 2013	January 29, 2012
(in thousands)	(unaudited)	(unaudited)
Revenue	$603,067	$604,906
Net income	$56,980	$66,377
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
As of January 27, 2013, the Company completed the purchase price allocation for its acquisition of Cycleo.
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
Note 4: Investments
Investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and U.S. government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, and bank time deposits with original maturity dates in excess of three months. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have original maturities in excess of twelve months. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Interest income and other expense, net” on the consolidated statements of income.
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
As of January 27, 2013, all of the Company’s long-term investments mature on various dates through fiscal year 2015.
The following table summarizes the Company’s available for sale investments:

	January 27, 2013			January 29, 2012
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Agency securities	$7,907	$7,900	$7	$26,132	$26,110	$22
Corporate issues	—	—	—	4,511	4,484	27
Bank time deposits	4,973	4,973	—	70,000	70,000	—
Total investments	$12,880	$12,873	$7	$100,643	$100,594	$49
Agency securities are specific securities that are issued by United States government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s available for sale investments:

	January 27, 2013		January 29, 2012
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$4,973	$4,973	$83,121	$83,085
After 1 year through 5 years	7,907	7,900	17,522	17,509
Total investments	$12,880	$12,873	$100,643	$100,594
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available for sale investments and are included in “Accumulated other comprehensive income” on the consolidated balance sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011
Unrealized loss, net of tax	$(32)	$(204)	$(76)
Decrease to deferred tax liability	$(10)	$(58)	$(41)
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011
Interest income	$404	$1,213	$1,051

During fiscal year 2013, the Company acquired an investment in a privately traded company for total cash consideration of $2.5 million. The Company accounts for the investment in equity interests under the cost method of accounting since it does not have the ability to exercise significant influence over the investee. The investment in equity interests is included in “Other assets” on the consolidated balance sheet as of January 27, 2013.

Note 5: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

(in thousands)	Fair Value as of January 27, 2013				Fair Value as of January 29, 2012
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Agency securities	$7,907	$—	$7,907	$—	$26,132	$—	$26,132	$—
Corporate issues	—	—	—	—	4,511	—	4,511	—
Bank time deposits	4,973	—	4,973	—	70,000	—	70,000	—
Total available-for-sale securities	12,880	—	12,880	—	100,643	—	100,643	$—
Interest rate cap	544	—	544	—	—	—	—	—
Total financial assets	$13,424	$—	$13,424	$—	$100,643	$—	$100,643	$—
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
The fair value of the interest rate cap at January 27, 2013 is estimated as described in Note 11 and is included in “Other assets” on the consolidated balance sheet.
Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as follows:

	Fair Value as of January 27, 2013				Fair Value as of January 29, 2012
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Temporary investments	$4,973	$—	$4,973	$—	$83,121	$—	$83,121	$—
Long-term investments	7,907	—	7,907	—	17,522	—	17,522	—
Other assets	544	—	544	—	—	—	—	—
Total financial assets	$13,424	$—	$13,424	$—	$100,643	$—	$100,643	$—
During fiscal years 2013 and 2012, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of January 27, 2013 and January 29, 2012, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s debt is estimated primarily based on quotes (“ask prices”) provided by pricing services generated in a market with insufficient volume to comprise an active market (Level 2 inputs) based on the Company’s debt obligations. The fair value of the Company’s debt was $336.7 million at January 27, 2013.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity security to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its cost method investment during the last three months of fiscal year 2013.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	January 27, 2013	January 29, 2012
Raw materials	$1,970	$4,871
Work in progress	52,669	30,884
Finished goods	20,239	11,240
Inventories	$74,878	$46,995
Note 7: Property, Plant and Equipment
The following is a summary of property and equipment, at cost less accumulated depreciation:

(in thousands)	January 27, 2013	January 29, 2012
Property	$9,050	$5,991
Buildings	18,627	18,580
Leasehold improvements	8,881	5,768
Machinery and equipment	130,595	98,895
Furniture and office equipment	30,120	23,428
Construction in progress	6,330	2,444
Property, plant and equipment, gross	203,603	155,106
Less accumulated depreciation and amortization	(101,766)	(85,393)
Property, plant and equipment, net	$101,837	$69,713

The net book value of equipment and machinery that are consigned to a foundry in China is $7.9 million and $9.4 million as of January 27, 2013 and January 29, 2012, respectively.
The following table summarizes depreciation and amortization expense for property, plant and equipment:

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011
Depreciation and amortization expense	$17,915	$9,908	$6,928

Note 8: Goodwill and Intangible Assets
Goodwill – Goodwill balances as of January 27, 2013 and January 29, 2012 are presented below:

(in thousands)	Carrying Amount
Balance as of January 29, 2012	$129,651
Acquisition of Gennum Corporation	261,891
Acquisition of Cycleo SAS	2,042
Balance as of January 27, 2013	$393,584

During fiscal year 2013, goodwill increased by approximately $263.9 million due to the Company’s acquisitions of Gennum and Cycleo (see Note 3).
In fiscal year 2012, the Company reorganized its reporting structure in a manner that changed the composition of its product lines within its reporting units. The components of the Advanced Communications and Sensing reporting unit were split into two reporting units consisting of the Advanced Communications and the Wireless and Sensing reporting units. As a result of the change, in fiscal year 2012, goodwill was reassigned to the reporting units affected using a relative fair value allocation approach. Subsequent to the reorganization in the third quarter of fiscal year 2012, the goodwill associated with the Advanced Communications and Sensing reporting unit was reassigned (as of November 2011) such that 10% of goodwill is allocated to the Wireless and Sensing reporting unit and 90% of the goodwill is allocated to the Advanced Communications reporting unit. In connection with the reorganization, the Company assessed whether an indicator of impairment existed prior to the reorganizations and concluded that no such indicators were present in fiscal year 2012.
As a result of the acquisition of Gennum and Cycleo (see Note 3), the Company acquired $261.9 million of goodwill, associated with the newly formed Gennum reporting unit, and added $2.0 million to the Wireless and Sensing reporting unit.
Goodwill was tested for impairment as of November 30, 2012, the date of the Company’s annual impairment review. The Company concluded that the fair values of each of the Advanced Communications, the Wireless and Sensing, and Gennum reporting units exceeded their respective carrying values of goodwill and no impairment existed as of January 27, 2013. The Company estimated the fair values of its reporting units using the income approach, which utilizes estimates of discounted future cash flows. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered perpetual earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating appropriate present value techniques. Specifically, the income approach valuations included the following assumptions:

Discount rate	10.0% - 13.0%
Perpetual growth rate	3.0%
Tax rate	14.7% - 20.0%
Risk-free rate	2.4%
Peer company beta	1.3 - 1.6

Purchased Intangibles - The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		January 27, 2013			January 29, 2012
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$173,724	$(40,867)	$132,857	$65,900	$(21,031)	$44,869
Customer relationships	7-10 years	40,130	(7,736)	32,394	12,130	(2,929)	9,201
Technology licenses (1)	5-10 years	8,164	(1,056)	7,108	3,000	(250)	2,750
Other intangibles assets	1-5 years	6,600	(4,601)	1,999	—	—	—
Total finite-lived intangible assets		$228,618	$(54,260)	$174,358	$81,030	$(24,210)	$56,820

(1)
Technology licenses relate to licensing agreements entered into by the Company. Amortization expense related to technology licenses is reported as “Product development and engineering” in the consolidated statements of income.

During fiscal year 2013, acquired finite-lived intangible assets increased by approximately $147.6 million mainly due to $129.9 million due to the acquisition of Gennum, $6.1 million from the acquisition of Cycleo and $5.0 million from additional technology licenses purchased. In addition, acquired finite-lived intangible assets increased by $6.6 million due to the transfer from indefinite-lived intangible assets to core technologies upon the completion of one in-process research and development project from the acquisition of Sierra Monolithics, Inc. (“SMI”) in 2009.
Core technologies include $95.1 million and $6.1 million of finite-lived intangible assets from the acquisition of Gennum and the acquisition of Cycleo, respectively (see Note 3). The Company concluded that the intangible assets classified as core technologies were identifiable intangible assets, separate from goodwill, since they were capable of being separated from Gennum or Cycleo and sold, transferred or licensed, regardless of whether the Company intended to do so. Each product technology was valued separately since each was determined to have a different remaining useful life. The value for the underlying core IP technology from the acquisition of Gennum and Cycleo was assessed utilizing a discounted cash flow methodology and/or a relief from royalty method.

The nature of Gennum’s core technology was categorized as follows:

	January 27, 2013
(in thousands)	Fair Value	Estimated Useful Life
Underlying intellectual property - Clock and data recovery	$31,000	8 years
Video broadcast and surveillance	39,000	7-8 years
Optical communication	21,000	6 years
Other	4,100	6-7 years
Total	$95,100

For the fiscal years 2013, 2012 and 2011, amortization expense related to finite-lived intangible assets was $29.2 million, $8.4 million and $9.5 million, respectively. Amortization expense related to finite-lived intangible assets is reported as “Intangible amortization and impairments” in the consolidated statements of income.
The estimated annual amount of future amortization expense for finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Technology license	Sierra Monolithics	Gennum	Cycleo	Total
Fiscal year 2014	$1,507	$8,870	$18,778	$1,007	$30,162
Fiscal year 2015	1,465	8,870	18,132	1,007	29,474
Fiscal year 2016	1,436	8,870	17,586	1,007	28,899
Fiscal year 2017	1,186	8,870	17,499	1,007	28,562
Fiscal year 2018	776	8,160	17,499	1,007	27,442
Thereafter	738	8,490	20,510	81	29,819
Total expected amortization expense	$7,108	$52,130	$110,004	$5,116	$174,358
The following table sets forth the Company’s indefinite-lived intangible assets resulting from business acquisitions:

	January 27, 2013			January 29, 2012
(in thousands)	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount
In-process research and development	$34,870	$(3,170)	$31,700	$12,370	$(2,470)	$9,900
Total indefinite-lived intangible assets	$34,870	$(3,170)	$31,700	$12,370	$(2,470)	$9,900
During fiscal year 2013, acquired indefinite-lived intangible assets increased by approximately $22.5 million mainly due to $29.1 million related to the acquisition of Gennum, partially offset by $6.6 million due to the transfer from indefinite-lived intangible assets to core technologies upon the completion of one in-process research and development project from SMI acquisition.
Acquired in-process research and development projects (“IPR&D”) was tested for impairment as of November 30, 2012, the date of the Company’s annual impairment review. With the exception of the impairment charge of $700,000 recorded to write-off acquired IPR&D from SMI acquisition, the Company concluded that the fair value of the acquired in-process research and developments exceeded the carrying value and no impairment existed as of January 27, 2013. The fair value of the IPR&D projects was determined using using an income approach or replacement cost approach as applicable. The replacement cost approach was used for IPR&D projects that were considered long-term core investments and were not anticipated to be profitable for a period of time. IPR&D projects which were valued using an income approach, measured the returns attributable to each specific IPR&D project, discounted to present value using a risk-adjusted rate of return, including as appropriate, any tax benefits derived from amortizing the intangible assets for tax purposes. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risk inherent in the development process, including the likelihood of achieving technology success and market acceptance. For IPR&D projects valued using a replacement cost approach, value was estimated by developing the cost to either replace or reproduce (replicate) the IPR&D to its current state. The key unobservable inputs utilized in the model include discount rates ranging from 12.0% to 18.0%, a market participant tax rate of 12.3% to 17.0%, and a probability adjusted level of future cash flows based on current product and market data.
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

(in thousands)	Net Carrying
In-process research and development impairment	Amount	Impairment
High-speed switching technology for power management applications (1)	$2,070	$(2,070)
Integrated driver for telecommunications applications (2)	400	(400)
Total	$2,470	$(2,470)

(1)	related to the February 2009 Leadis Technology Inc. acquisition.

(2)	related to the December 2009 Sierra Monolithics, Inc. acquisition.
These impairment charges are included in “Intangible amortization and impairments” on the consolidated statements of income.
Note 9: Accrued Liabilities
The following is a summary of accrued liabilities for fiscal years 2013 and 2012:

(in thousands)	January 27, 2013	January 29, 2012
Compensation	$23,140	$14,330
Equity awards accounted for as a liability	3,241	3,988
Deferred compensation	1,410	901
Accrued sales and marketing expenses	3,202	1,742
Accrued professional fees	3,835	1,949
Accrued interest expense	1,177	—
Income taxes payable	4,113	4,260
Accrued taxes	266	437
Other	8,892	4,782
	$49,276	$32,389

Note 10: Credit Facilities
On March 20, 2012, the Company entered into a credit agreement with certain lenders (the “Lenders”) and Jefferies Finance LLC, as administrative and collateral agent (the “Credit Agreement”). Pursuant to the Credit Agreement, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $350 million (the “Facilities”), consisting of term A loans in an aggregate principal amount of $100 million (the “Term A Loans”) and term B loans in an aggregate principal amount of $250 million (the “Term B Loans”). Both the Term A Loans and the Term B Loans mature on March 20, 2017. The initial carrying amounts totaled $99.5 million (net of original issue discount of $500,000) for the Term A Loans and $247.5 million (net of original issue discount of $2.5 million) for the Term B Loans. The respective amounts of original issue discount are being amortized using the effective interest method and are included in “Interest expense” in the consolidated statements of income. A portion of the proceeds of the loans was used to finance the acquisition of Gennum and fees, costs and expenses related thereto, and the remainder of the proceeds may be used by Semtech for working capital and general corporate purposes.

Debt issuance costs incurred in connection with the Facilities totaled $8.9 million and are being amortized using the effective interest method over the terms of the loans, and are included in “Interest expense” in the consolidated statements of income.
The Company may request, at any time, subject to certain conditions, the establishment of one or more additional term loan facilities in an aggregate principal amount not to exceed $150 million, the proceeds of which may be used for working capital and general corporate purposes.
Interest on the Term A Loans and Term B Loans accrue at certain reference rates plus specified applicable margins. The reference rates are equivalent to, at the Company’s option, either: (i) LIBOR for interest periods of 1, 2, 3 or 6 months or, subject to certain conditions, 9 or 12 months (“LIBOR”) or (ii) the highest of (a) the prime rate, (b) the federal funds effective rate plus 1/2% or (c) one-month LIBOR plus 1.00% (“Base Rate”). For the Term B Loans, LIBOR is subject to a floor of 1.00% and Base Rate is subject to a floor of 2.00%. For the Term A Loans, the applicable margin for LIBOR loans ranges from 2.50% to 2.75% and the applicable margin for Base Rate loans ranges from 1.50% to 1.75%, in each case depending upon the total leverage ratio. For the Term B Loans, the applicable margin for LIBOR loans is 3.25% and the applicable margin for Base Rate loans is 2.25%. Interest is payable at least quarterly. As of January 27, 2013, the interest rates payable on the Term A Loans and Term B Loans were 2.96% and 4.25%, respectively.
In accordance with the Credit Agreement, and as described in Note 11, in June 2012, the Company entered into an interest rate hedging agreement protecting at least 50% of the variable interest rate exposure on the term loans.
Quarterly principal payments of $5.0 million and $0.6 million for the Term A Loans and Term B Loans, respectively, are due beginning on the last business day of the quarter ended July 29, 2012, with the final remaining payments due on the maturity date of March 20, 2017.
Scheduled maturities of current and long-term debt are as follows:

(in thousands)
Fiscal Year Ending:
2014	$49,100
2015	22,500
2016	22,500
2017	22,500
2018	216,525
Total debt	$333,125
Pursuant to the Credit Agreement, under certain circumstances, the Company is obligated to apply 50% of its excess cash flow (as defined in the Credit Agreement) for each fiscal year, as well as net cash proceeds from specified other sources, such as asset sales, debt issuances or insurance proceeds, to prepay the Term A Loans and Term B Loans. Excess cash flow may be primarily summarized as cash provided by operating activities less capital expenditures and loan principal payments. The first excess cash flow payment is estimated to be $26.6 million. The earliest date that any such payment may be due is 95 days after the last day of the fiscal year ending closest to January 31, 2013. The Company has classified the potential early payment of $26.6 million from “Long term debt” to “Current portion - long term debt” in the consolidated balance sheets as of January 27, 2013.
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
The Facilities are subject to customary affirmative and negative covenants, some of which require the maintenance of specified interest coverage and leverage ratios. The Company was subject to a minimum interest ratio of 5.00:1.00 for the fourth quarter ended January 27, 2013 and a maximum total leverage ratio of 2.65:1.00 as of the last day of the fourth quarter ended January 27, 2013. The Company was in compliance with such financial covenants as of January 27, 2013.

Note 11: Interest Rate Derivative Agreement
In June 2012, the Company entered into an interest rate cap agreement with a $175 million notional amount and an upfront payment of $1.1 million. The agreement matures on February 22, 2016 and caps interest rates on one-month LIBOR at 1.00%.
The interest rate cap agreement has been designated as a cash flow hedge of interest rate risk and is recorded at estimated fair value as of January 27, 2013.
The Company determined that the interest rate cap agreement is highly effective in offsetting future variable interest payments associated with the hedged portion of the Company’s term loans. No ineffectiveness was recorded during fiscal year 2013. The Company did not have any active interest contracts outstanding prior to June 2012.
The amount of unrealized losses on the interest rate cap recorded in other comprehensive loss at January 27, 2013 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $78,000.
The fair value of the interest rate cap at January 27, 2013 is determined based on assumptions that management believes market participants would use in pricing. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Based on the inputs used in the valuation, the Company has determined that the derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 12: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the consolidated statements of income for fiscal years 2013, 2012 and 2011.

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011
Cost of sales	$1,218	$983	$1,802
Selling, general and administrative	14,965	15,839	19,310
Product development and engineering	8,345	7,198	7,898
Stock-based compensation, pre-tax	$24,528	$24,020	$29,010
Net change in stock-based compensation capitalized into inventory	$(33)	$(83)	$(116)
The below table summarizes the net impact of stock-based compensation, after tax, on net income for fiscal years 2013, 2012 and 2011.

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011
Stock-based compensation	$24,528	$24,020	$29,010
Associated tax effect	(5,120)	(5,693)	(9,170)
Net effect on net income	$19,408	$18,327	$19,840
The tax benefit realized from option exercise activity for fiscal years 2013, 2012 and 2011 was $14.3 million, $12.9 million and $7.1 million, respectively.
Share-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock compensation. As of January 27, 2013, the Company has granted options and restricted stock under the plans and has also issued some stock-based compensation outside of the plans, including options and restricted stock issued as inducements to join the Company.
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
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of options granted in fiscal years 2013, 2012 and 2011:

Fiscal Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011
Expected lives, in years	4.4 - 4.6	4.4 - 4.7	4.3 - 5.1
Estimated volatility	38% - 41%	40% - 41%	39% - 40%
Dividend yield	—	—	—
Risk-free interest rate	0.66% - 0.73%	0.71% - 1.8%	1.2% - 2.3%
Weighted average fair value on grant date	$9.52	$8.43	$6.56
The estimated fair value of restricted stock awards was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock units awarded in fiscal year 2013 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards is re-measured at the end of each quarter.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years). A summary of the activity for stock option awards for fiscal years 2013, 2012 and 2011 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (years)
Balance at January 31, 2010	9,151	$16.44	$8,998	$9,436	6,302
Options granted	403	17.61
Options exercised	(2,329)	14.22	11,495
Options cancelled/forfeited	(603)	21.35
Balance at January 30, 2011	6,622	16.84	35,492	7,067	5,160
Options granted	343	24.05
Options exercised	(2,781)	16.64	22,537
Options cancelled/forfeited	(494)	22.30
Balance at January 29, 2012	3,690	16.94	44,435	4,699	2,767
Options granted	258	28.21
Options exercised	(1,254)	15.70	14,508
Options cancelled/forfeited	(115)	25.30
Balance at January 27, 2013	2,579	$18.29	$29,789	$3,817	1,937
Exercisable at January 27, 2013	1,937	$16.51	$25,822			2.1
Vested and expected to vest after January 27, 2013	2,495	$18.10	$29,293			2.6

(1)
Represents the difference between the exercise price and the value of the Company’s stock at the time of exercise, for exercised grants. For outstanding awards, represents the difference between the exercise price and the value of the Company’s stock at fiscal year end.

The following table summarizes information about stock options outstanding at January 27, 2013.

(number of shares in thousands)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Contractual Term (years)
Price Range Analysis - Outstanding
$1.15 - $4.53	9	$2.52	4.3
$7.79 - $13.15	247	11.59	2.1
$13.76 - $20.90	1,671	16.58	2.1
$21.02 - $29.68	652	25.43	4.4
Total outstanding	2,579	$18.29	2.7
Price Range Analysis - Exercisable
$1.15 - $4.53	9	$2.52	4.3
$7.79 - $13.15	241	11.62	2.0
$13.76 - $20.90	1,494	16.52	2.0
$21.02 - $29.68	193	23.18	2.8
Total exercisable	1,937	$16.51	2.1
The following table summarizes information regarding unvested stock option awards at January 27, 2013:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Expense Period (years)	Total Fair Value
Balance at January 31, 2010	2,849	$13.31	$7.48	1.9	$21,311
Options granted	403	17.61	6.56		2,644
Options vested	(1,575)	13.07	8.26		13,006
Options forfeited	(215)	11.57	8.56		1,845
Balance at January 30, 2011	1,462	15.00	6.23	1.9	$9,103
Options granted	343	24.05	8.43		2,893
Options vested	(650)	14.30	6.33		4,115
Options forfeited	(231)	16.59	6.39		1,479
Balance at January 29, 2012	924	18.47	6.99	1.8	$6,452
Options granted	258	28.21	9.52		2,457
Options vested	(484)	16.42	6.49		3,144
Options forfeited	(56)	21.69	7.74		432
Balance at January 27, 2013	642	$23.66	$8.31	1.9	$5,333
Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as compensation expense over the requisite vesting period (typically 3-4 years).

The following table summarizes the activity for restricted stock awards for fiscal years 2013, 2012 and 2011:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2010	418	$15.15		$3,193	1.2
Restricted stocks granted	—
Restricted stocks vested	(270)	17.33	$4,678
Restricted stocks cancelled	(13)	17.44
Balance at January 30, 2011	135	14.44		984	0.8
Restricted stocks granted	—
Restricted stocks vested	(91)	14.29	2,201
Restricted stocks cancelled	(12)	15.25
Balance at January 29, 2012	32	14.57		81	0.1
Restricted stocks granted	—
Restricted stocks vested	(32)	14.57	$902
Restricted stocks cancelled	—
Balance at January 27, 2013	—	$—		$—	—

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.
Performance Units. The Company grants performance-based vesting restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that can be earned in the aggregate is 696,400. In this scenario, the maximum number of shares that could be issued thereunder would be 353,200 and the Company would have a liability accrued in the consolidated balance sheet equal to the value of 343,200 shares on the settlement date, which would be settled in cash. Only cash performance unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At January 27, 2013, 85% of the units from the fiscal year 2009 grant vested and 200% of the units from the fiscal year 2010 grant are expected to vest. At January 27, 2013, the performance metrics associated with the outstanding awards issued in fiscal years 2013, 2012 and 2011 are expected to be met at a level which would result in a grant at 100%, 108%, and 200% of target, respectively.

The following table summarizes the activity for performance units during fiscal years 2013, 2012 and 2011:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per share amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 31, 2010	593	363	230	$259	$14.29	$580	1.3
Performance units granted	143	72	71		16.68
Performance units vested	—	—	—	—	—
Performance units cancelled/forfeited	(180)	(109)	(71)		16.28
Change in liability				3,666	—
Balance at January 30, 2011	556	326	230	3,925	14.26	7,971	1.0
Performance units granted	117	59	58		23.33
Performance units vested	(218)	(157)	(61)	(1,335)	14.74
Performance units cancelled/forfeited	(95)	(48)	(47)		15.26
Change in liability				3,444
Balance at January 29, 2012	360	180	180	6,034	16.65	4,829	1.0
Performance units granted	144	77	67		29.30
Performance units vested	(144)	(72)	(72)	(4,172)	11.92
Performance units cancelled/forfeited	(7)	(4)	(3)		29.35
Change in liability				2,560
Balance at January 27, 2013	353	181	172	$4,422	$23.50	$4,754	1.1

Stock Units, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years). The following table summarizes the stock unit award activity for fiscal years 2013, 2012 and 2011:

(in thousands, except per share amount)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2010	1,410	$15.72		$17,713	3.4
Stock units granted	1,181	17.62
Stock units vested	(404)	19.20	$7,749
Stock units forfeited	(129)	19.50
Balance at January 30, 2011	2,058	16.70		29,763	2.7
Stock units granted	810	22.74
Stock units vested	(627)	16.61	14,333
Stock units forfeited	(259)	17.75
Balance at January 29, 2012	1,982	19.06		31,472	2.4
Stock units granted	1,517	26.73
Stock units vested	(699)	18.20	$18,438
Stock units forfeited	(242)	23.65
Balance at January 27, 2013	2,558	$23.41		$49,374	2.5

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.

Stock Units, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These restricted stock units are accounted for as liabilities and accrued in the consolidated balance sheets because they are cash settled. These awards are vested after 1 year of service. However, because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the activity for stock unit awards for fiscal years 2013, 2012 and 2011:

(in thousands, except per share amount)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2010	35	$1,389	$16.18	$232	0.4
Stock units granted	30		16.43
Stock units vested	(35)		16.18
Stock units forfeited	—
Change in liability		1,025
Balance at January 30, 2011	30	2,414	16.43	269	0.4
Stock units granted	18		27.60
Stock units vested	(30)		16.43
Stock units forfeited	—
Change in liability		1,459
Balance at January 29, 2012	18	3,873	27.60	216	0.4
Stock units granted	20		24.46
Stock units vested	(18)		27.60
Stock units forfeited	—
Change in liability		684
Balance at January 27, 2013	20	$4,557	$24.46	$253	0.4
As of January 27, 2013, the total number of vested but unsettled stock units for Non-Employee Directors is 141,155 units which are included in the recorded liability.

Note 13: Interest Income and Other (Expense) Income, Net
Interest and other expense, net, consist of the following:

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011
Interest income	$404	$1,213	$1,051
Non-recoverable VAT tax	(217)	(156)	(118)
Foreign currency transaction loss	(354)	(504)	(428)
Miscellaneous (expense) income	(810)	40	69
Interest income and other (expense), net	$(977)	$593	$574

Note 14: Income Taxes
The (benefit) provision for taxes consists of the following:

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011
Current tax provision
Federal	$7,100	$2,336	$3,178
State	784	569	444
Foreign	5,745	4,615	2,822
Subtotal	13,629	7,520	6,444
Deferred tax (benefit) provision
Federal	(15,812)	(4,417)	(1,631)
State	(148)	1,232	(5)
Foreign	(39,359)	757	1,952
Subtotal	(55,319)	(2,428)	316
(Benefit) provision for taxes	$(41,690)	$5,092	$6,760
The (benefit) provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011
Federal income tax at statutory rate	$86	$32,963	$27,766
State income taxes, net of federal benefit	(2,472)	(263)	581
Foreign taxes at rates less than federal rates	(9,655)	(16,269)	(16,367)
Tax credits generated	(5,328)	(2,222)	(1,234)
Changes in valuation allowance	2,703	1,814	(879)
Changes in uncertain tax positions	132	(3,235)	2,755
Deemed dividends	1,101	1,250	1,056
Equity compensation	793	(1,312)	1,639
Permanent differences	1,571	1,592	1,652
Sales exclusion - foreign jurisdiction	(10,689)	(11,017)	(9,429)
Dividend and U.S. tax on foreign earnings	(23,443)	—	—
Revaluation of deferred taxes assets and liabilities	3,510	—	—
Other	1	1,791	(780)
(Benefit) provision for taxes	$(41,690)	$5,092	$6,760

During fiscal year 2013, the Company released $1.1 million of previously recorded reserves for uncertain tax positions as a result of statutes of limitations for the taxing authority to challenge the position expiring.
The deferred tax assets and deferred tax liabilities are classified in the consolidated balance sheets as follows:

(in thousands)	January 27, 2013	January 29, 2012
Deferred tax assets
Current	$7,473	$5,339
Non-current	33,563	—
Subtotal	41,036	5,339
Deferred tax liabilities
Current	(4,221)	(4,041)
Non-current	(2,042)	(1,000)
Subtotal	(6,263)	(5,041)
Net deferred tax assets	$34,773	$298
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes, requires that for a particular tax-paying component of an enterprise, and within a particular tax jurisdiction, (a) all current deferred tax liabilities and assets shall be offset and presented as a single amount and (b) all noncurrent deferred tax liabilities and assets shall be offset and presented as a single amount. Deferred tax liabilities and assets attributable to different tax-paying components of the enterprise or to different tax jurisdictions should not be offset.

The components of the net deferred income tax assets at January 27, 2013 and January 29, 2012 are as follows:

(in thousands)	January 27, 2013	January 29, 2012
Current deferred tax asset:
Deferred revenue	$1,889	$2,346
Inventory reserve	567	347
Payroll and related accruals	2,444	1,926
Bad debt reserve	323	359
Accrued service fees	626	405
Other deferred assets	2,593	508
Valuation allowance	(969)	(552)
Total current deferred tax asset	7,473	5,339
Non-current deferred tax asset:
Research and development charges	2,900	3,708
Research credit carryforward	49,257	11,967
Acquired NOL carryforward	28,595	16,489
Payroll and related accruals	5,389	4,497
Stock-based compensation	8,456	10,248
Other deferred assets	3,395	772
Valuation allowance	(7,351)	(5,065)
Total non-current deferred tax asset	90,641	42,616
Current deferred tax liability:
Inventory reserve - foreign	(1,618)	(2,115)
Bad debt reserve - foreign	(773)	(671)
Depreciation - foreign	(1,744)	(1,074)
Other current deferred tax liability	(86)	(181)
Total current deferred tax liability	(4,221)	(4,041)
Non-current deferred tax liability:
Domestic tax on foreign earnings	—	(23,443)
Purchase accounting deferred tax liability	(49,181)	(14,159)
Depreciation and amortization	(8,504)	(5,760)
Other non-current deferred tax liability	(1,435)	(254)
Total non-current deferred tax liability	(59,120)	(43,616)
Net deferred tax asset	$34,773	$298
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
As of January 27, 2013, the Company had federal and state net operating loss carryforwards of $73.7 million and $86.3 million, respectively, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2032. A portion of these losses were generated by SMI prior to the Company’s purchase of SMI and therefore are subject to change of control provisions which limit the amount of acquired tax attributes that can be utilized in a given tax year. The Company does not expect these changes in control limitations to significantly impact its ability to utilize these attributes.

Included in the Company’s net operating loss carryforward deferred tax asset is approximately $8.3 million of deferred tax assets attributable to excess equity deductions related to stock awards that may not be included on the Company’s consolidated balance sheet. Due to a provision within ASC 740, concerning when tax benefits related to excess stock option deductions can be credited to paid-in capital, the portion of the Company’s deferred tax asset related to such excess tax benefits must be excluded from the deferred tax asset balance, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The deferred tax asset and the related credit to paid-in capital will only be included as the related deferred tax asset is applied to reduce taxes payable.

As of January 27, 2013, the Company had gross federal and state research credits available of approximately $6.0 million and $12.3 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2022 through 2033. As of January 27, 2013, the Company had federal Alternative Minimum Tax credits available of approximately $1.3 million. The Company also had Canadian research credits available of approximately $34.7 million. These credits will expire between fiscal years 2025 and 2033.
The Company has established valuation allowances against certain U.S. state and foreign deferred tax assets to reflect its concerns regarding the ability of the Company to generate sufficient taxable income to utilize these attributes. The following table summarizes the changes in these allowances during fiscal years 2013, 2012 and 2011:

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011
Beginning balance	$5,617	$5,053	$6,502
Additions	2,703	564	2,767
Releases	—	—	(4,216)
Ending balance	$8,320	$5,617	$5,053
Realization of the net deferred tax assets is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the reversal periods are revised.
As of January 27, 2013, the Company had approximately $383.7 million of unremitted earnings related to the Company’s wholly owned foreign subsidiaries.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011
Beginning balance	$13,759	$17,011	$13,795
Additions based on tax positions related to the current year	695	835	449
Additions for tax positions of prior years	—	—	3,592
Reductions for tax positions of prior years	(647)	(4,087)	—
Reductions for settlements with tax authorities	(663)	—	(825)
Ending balance	$13,144	$13,759	$17,011

Reductions recorded in the current year related to a release of previously recorded reserves for uncertain tax positions as a result of statutes of limitations for the taxing authority to challenge the position expiring and effective settlement of the position through examination.
Included in the balance of unrecognized tax benefits at January 27, 2013 and January 29, 2012, are $11.1 million and $11.6 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate.
The liability for uncertain tax positions is reflected on the consolidated balance sheets as follows:

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012
Accrued liabilities	$188	$437
Other long-term liabilities	10,887	11,159
Total accrued taxes	$11,075	$11,596
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. During fiscal years 2013 and 2012, a net increase of $50,000 and $50,000 of interest and penalties was recognized in the consolidated statement of income, respectively. The Company had approximately $293,000 and $243,000 of net interest and penalties accrued at January 27, 2013 and January 29, 2012, respectively.
In the second quarter of fiscal year 2013, the overall statutory tax rate in Canada increased as a result of newly enacted tax legislation. The impact of this tax law change resulted in a $3.4 million discrete charge to the Canadian tax provision and a corresponding adjustment to the Company’s deferred tax liabilities.
As of January 27, 2013, it was reasonably possible that the total amounts of unrecognized tax benefits would decrease by up to $0.2 million within twelve months as a result of statutes of limitations for the taxing authority to challenge the position expiring. If recognized, this decrease will impact the effective tax rate.
Tax years prior to 2009 (the Company’s fiscal year 2010) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal year 2010 and fiscal year 2011. For state returns, the Company is generally not subject to income tax examinations for years prior to 2008 (the Company’s fiscal year 2009). The Company has a primary significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2010. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

Note 15: Commitments and Contingencies
Leases
The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2020. The aggregate minimum annual lease payments under leases in effect on January 27, 2013 are as follows:
Minimum Annual Lease Payments

(in thousands)
Fiscal Year Ending:
2014	$8,743
2015	5,644
2016	4,625
2017	3,321
2018	3,140
Thereafter	11,383
Total minimum lease commitments	$36,856
Rent expense was $7.9 million, $4.4 million and $4.4 million for fiscal years 2013, 2012 and 2011, respectively. The Company received $133,000, $0 and $158,000 of sub-lease income in fiscal years 2013, 2012 and 2011, respectively.

Vendor Commitments
The Company has entered into multiple technology development agreements with one of its key wafer suppliers. Under the terms of these agreements, the Company is required to pay $1.2 million and $0.3 million for fiscal years 2014 and 2015, respectively.
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
Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on the Company’s earnings in any given reporting period. However, in the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial statements, as a whole.
The Company’s currently pending legal matters of note are discussed below:
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

The Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately forty years. The Company vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Groundwater monitoring results to date over a number of years indicate that groundwater contaminants are, in full or in material part, from adjacent facilities. Responsibility for soil contamination remains under investigation. The location of key soil contamination is concentrated in an area of an underground storage tank that the Company believes to have been installed and used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no claims pending with respect to environmental matters at the Newbury Park site. The applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. Most recently, in November 2012, the regulatory agency added two more potentially responsible parties to the matter, based on historical evidence of past occupancy or operations at the site dating to the 1960s. In addition, the regulatory agency has issued draft cleanup and abatement orders to all the parties. Responses to the draft orders were submitted in a timely manner by all the parties in January 2013. The parties are expected to work cooperatively in responding to and determining the appropriate scope and extent of additional site investigative and categorization work, as well as in relation to any ultimate proposed clean up and abatement work.

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based upon, and in anticipation of the likely outcome associated with the November 2012 draft cleanup and abatement order, the Company engaged an environmental firm to assist in an assessment of this site consistent with the direction of the draft order. Based on the Company’s preliminary assessment, it has determined a likely range of probable loss between $2.5 million and $5.7 million. Given the early nature of the draft clean up and abatement order and uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company recorded the minimum amount of $2.5 million in the third quarter of fiscal year 2013 under “Other long-term liabilities” on the consolidated balance sheets, and included in the consolidated statement of income under “Selling, general and administrative.” These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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

V Semiconductor Inc. v. Semtech Corporation et al.    A complaint was filed on April 27, 2012 in the U.S. District Court, Eastern District of Michigan, Southern Division, against the Company, certain current and former employees and one non-employee director (the “U.S. litigation”).
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
Commercial Disputes
The Company periodically is involved in disputes arising in the normal course of business regarding products or services provided to the Company by vendors or service providers. Historically, the cost of commercial disputes has been immaterial to the Company’s consolidated financial statements.

Product Warranties
The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances the Company has agreed to other warranty terms, including some indemnification provisions.
The product warranty accrual reflects the Company’s best estimate of probable liability under its product warranties. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical experience. Historically, warranty expense has been immaterial to the Company’s consolidated financial statements.
Retirement Plans
The Company contributed $1.2 million, $1.2 million and $1.0 million, respectively, in fiscal years 2013, 2012 and 2011 to the 401(k) retirement plan maintained for its domestic employees.
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
The Plan is administered on behalf of a labor union, which is similar to common practices found in the United States involving collective bargaining agreements and labor unions. EIN/Pension plan number, Pension protection act zone status, FIP/RP status and Form 5500 are not applicable as the Plan is a Swiss plan governed by pension laws in Switzerland. The Company contributed $0.8 million, $0.8 million and $0.8 million, respectively, in fiscal years 2013, 2012 and 2011 to the Plan. At the date the Company’s financial statements were issued, the Plan’s audited financial statements were not available for the Plan year ending in 2012.
In addition, the Company also contributed $1.5 million in fiscal year 2013 to a defined contribution plan for its employees in Canada.
Deferred Compensation
The Company maintains a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
The following table shows the compensation expense and forfeitures under this plan for fiscal years 2013, 2012 and 2011:

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011
Forfeitures	$—	$(194)	$(66)
Compensation expense	1,839	885	2,166
Compensation expense, net of forfeitures	$1,839	$691	$2,100
The Company’s liability for deferred compensation plan for certain officers and key executives is presented below:

(in thousands)	January 27, 2013	January 29, 2012
Accrued liabilities	$530	$901
Other long-term liabilities	13,396	10,222
Total deferred compensation liabilities under this plan	$13,926	$11,123
Additionally, pursuant to the earn-out arrangement with Cycleo stockholders, the Company potentially may make payments totaling up to approximately $16 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo over the period of 4 years beginning on April 30, 2012. For certain of the Cycleo stockholders, payment of the earn-out liability is contingent upon employment at the end of the 4-year period and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued

employment is included in the purchase price allocation at March 7, 2012. During the fiscal year ended January 27, 2013, the Company recognized $1.8 million of compensation expense related to the deferred compensation liability.
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $10.0 million and $10.2 million as of January 27, 2013 and January 29, 2012, respectively, and is included in “Other assets” on the consolidated balance sheet.
Indemnification
The Company has entered into agreements with its current executive officers and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws contain comparable indemnification obligations with respect to the Company’s current directors and employees.

Note 16: Geographic Information and Concentration of Risk
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis for all periods. As a result of the acquisition of Gennum and Cycleo (see Note 3) in March 2012, the Company formed a separate Gennum product line while Cycleo is part of the Wireless and Sensing product line.

	Fiscal Year Ended
(in thousands, except percentages)	January 27, 2013		January 29, 2012		January 30, 2011
Advanced Communications	$133,533	23%	$139,695	29%	$112,019	25%
Wireless and Sensing	50,444	9%	57,124	12%	59,107	13%
Power Management and High Reliability	66,427	12%	74,056	15%	87,693	19%
Protection	198,866	34%	209,726	44%	195,683	43%
Gennum	129,557	22%	—	—%	—	—%
Total net sales	$578,827	100%	$480,601	100%	$454,502	100%
Net sales activity by geographic region is as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 27, 2013		January 29, 2012		January 30, 2011
North America	$98,401	17%	$114,552	24%	$112,404	25%
Asia-Pacific	405,179	70%	298,477	62%	272,079	60%
Europe	75,247	13%	67,572	14%	70,019	15%
Total net sales	$578,827	100%	$480,601	100%	$454,502	100%
The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods indicated:

	Fiscal Year Ended
(percentage of total sales)	January 27, 2013	January 29, 2012	January 30, 2011
United States	17%	20%	23%
China (including Hong Kong)	35%	38%	34%
Japan	10%	8%	7%
South Korea	7%	8%	10%
Total net sales	69%	74%	74%

The Company’s regional income (loss) from continuing operations before income taxes is as follows:

	Fiscal Year Ended
(in thousands)	January 27, 2013	January 29, 2012	January 30, 2011
Domestic	$(19,867)	$(3,070)	$(12,540)
Foreign	20,116	97,249	91,872
Total	$249	$94,179	$79,332
Domestic (loss) from continuing operations includes amortization of acquired intangible assets, litigation related expenses and higher levels of stock-based compensation compared to foreign operations.
Long-lived Assets
Long-lived assets which consist of property, plant and equipment, net of accumulated depreciation are summarized as follows:

(in thousands)	January 27, 2013	January 29, 2012
Located within the United States	$53,858	$47,612
Located outside the United States	47,979	22,101
	$101,837	$69,713
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
The amount of equipment and machinery consigned to a foundry in China was $7.9 million and $9.4 million as of January 27, 2013 and January 29, 2012, respectively.
Significant Customers
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
Each of the following significant customers accounted for at least 10% of net sales for at least one of the periods indicated:

	Fiscal Year Ended
(percentage of net sales)	January 27, 2013	January 29, 2012	January 30, 2011
Samsung Electronics (and affiliates)	12%	13%	12%
Huawei Technologies (and affiliates)	10%	7%	8%
Frontek Technology Corp	6%	10%	11%
The following table shows the list of customers that have an outstanding receivable balance that represents at least 10% of total net receivables for at least one of the periods indicated:

	Balance as of
(percentage of net accounts receivable)	January 27, 2013	January 29, 2012
Huawei Technologies (and affiliates)	14%	11%
Samsung Electronics (and affiliates)	12%	14%
Frontek Technology Corp	4%	10%
Dragon Technology	3%	11%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Canada, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Korea and the Philippines.

Note 17: Reorganization Costs
During fiscal year 2013, reorganization costs mainly represent the severance costs associated with the integration of the acquired Gennum business with the Company’s pre-existing business and the consolidation of certain operations of the combined Company.
During the third quarter of fiscal year 2012, the Company initiated a reorganization plan which resulted in a consolidation of research and development activities and a reduction of its workforce.
There was no reorganization cost in fiscal year 2011.
The following table summarizes the reorganization charges incurred and liability balance included in “Accrued liabilities” on the consolidated balance sheet as of January 30, 2011, January 29, 2012 and January 27, 2013. The reorganization charges below were included in “Selling, general and administrative” on the consolidated statements of income for the respective periods.

(in thousands)	Severance and related costs
Balance at January 30, 2011	$—
Reorganization charges	1,981
Cash payments	(1,965)
Balance at January 29, 2012	16
Reorganization charges	13,387
Cash payments	(12,073)
Balance at January 27, 2013	$1,330

Note 18: Stock Repurchase Program and Shares Withheld from Vested Restricted Shares
On March 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2008 Program”). The 2008 Program does not have an expiration date. On August 24, 2011, the Company announced a $36 million expansion of the 2008 Program. On November 30, 2011, the Company announced an additional $50 million expansion of the 2008 Program.
In addition to repurchase activity under the 2008 Program, the Company typically withholds shares from vested restricted stock to pay employee payroll and income tax withholding liabilities.
The following table summarizes the stock repurchase activities and shares withheld from vested restricted shares during the periods indicated:

	Fiscal Year Ended
	January 27, 2013		January 29, 2012		January 30, 2011
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the 2008 Program	263,443	$7,500	2,252,099	$50,000	74,702	$1,258
Shares withheld from vested restricted shares	9,696	269	27,427	665	89,934	1,561
Total treasury shares acquired	273,139	$7,769	2,279,526	$50,665	164,636	$2,819
The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 19: Recent Accounting Pronouncements
In February 2013, the FASB issued an accounting standards update regarding the reporting of reclassifications out of accumulated other comprehensive income. This update, which will be effective prospectively for reporting periods beginning after December 15, 2012, requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The Company will adopt the disclosure requirements of this update for the quarter ending April 28, 2013.

Note 20: Selected Quarterly Financial Data (Unaudited)
The following tables set forth the Company’s unaudited consolidated statements of income data for each of the eight quarterly periods ended January 27, 2013, as well as that data expressed as a percentage of the Company’s net sales for the quarters presented. The sum of quarterly per share amounts may differ from year to date amounts due to rounding.
Selected Quarterly Financial Data (Unaudited)

	Fiscal Year 2013				Fiscal Year 2012
	Quarters Ended				Quarters Ended
(in thousands, except per share amounts)	April 29, 2012	July 29, 2012	October 28, 2012	January 27, 2013	May 1, 2011	July 31, 2011	October 30, 2011	January 29, 2012
Net sales	$116,642	$150,704	$160,878	$150,603	$122,371	$130,254	$123,944	$104,032
Cost of sales	61,305	76,179	64,085	62,646	48,517	51,534	50,537	44,368
Gross profit	55,337	74,525	96,793	87,957	73,854	78,720	73,407	59,664
Operating costs and expenses:
Selling, general and administrative	44,818	31,220	35,646	37,386	26,705	22,481	25,110	26,333
Product development and engineering	24,083	32,613	33,354	29,959	18,525	22,228	20,489	19,335
Intangible amortization and impairments	5,578	7,977	8,212	8,177	2,102	2,103	4,573	2,075
Total operating costs and expenses	74,479	71,810	77,212	75,522	47,332	46,812	50,172	47,743
Operating (loss) income	(19,142)	2,715	19,581	12,435	26,522	31,908	23,235	11,921
Interest expense	(1,843)	(4,194)	(4,172)	(4,154)	—	—	—	—
Interest income and other (expense) income, net	214	162	(1,071)	(282)	(440)	(117)	729	421
(Loss) income before taxes	(20,771)	(1,317)	14,338	7,999	26,082	31,791	23,964	12,342
(Benefit) provision for taxes	(22,980)	(11,339)	(2,252)	(5,119)	3,500	4,653	(3,015)	(46)
Net Income	$2,209	$10,022	$16,590	$13,118	$22,582	$27,138	$26,979	$12,388
Earnings per share:
Basic	$0.03	$0.15	$0.25	$0.20	$0.35	$0.41	$0.41	$0.19
Diluted	$0.03	$0.15	$0.25	$0.19	$0.34	$0.40	$0.40	$0.19
Weighted average number of shares used in computing earnings per share:
Basic	65,282	65,587	65,996	66,371	64,552	65,547	65,440	64,856
Diluted	67,233	67,165	67,465	67,984	67,123	68,186	67,314	66,776

	Fiscal Year 2013				Fiscal Year 2012
	Quarters Ended				Quarters Ended
	April 29, 2012	July 29, 2012	October 28, 2012	January 27, 2013	May 1, 2011	July 31, 2011	October 30, 2011	January 29, 2012
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of sales	53%	50%	40%	42%	40%	40%	41%	43%
Gross profit	47%	50%	60%	58%	60%	60%	59%	57%
Operating costs and expenses:
Selling, general and administrative	38%	21%	22%	25%	22%	17%	20%	25%
Product development and engineering	21%	22%	21%	20%	15%	17%	17%	19%
Intangible amortization and impairments	5%	5%	5%	5%	2%	2%	4%	2%
Total operating costs and expenses	64%	48%	48%	50%	39%	36%	41%	46%
Operating (loss) income	(17)%	2%	12%	8%	22%	24%	19%	11%
Interest expense	(2)%	(3)%	(3)%	(3)%	—%	—%	—%	—%
Interest income and other (expense) income, net	—%	—%	(1)%	—%	—%	—%	1%	—%
(Loss) income before taxes	(19)%	(1)%	8%	5%	22%	24%	20%	11%
(Benefit) provision for taxes	(20)%	(8)%	(1)%	(3)%	3%	4%	(2)%	—%
Net Income	1%	7%	9%	8%	19%	20%	22%	11%

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.     Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of January 27, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of such date.
Changes in Internal Controls

On March 20, 2012, the Company, through its wholly-owned subsidiary Semtech Canada Inc., completed the acquisition of all outstanding equity interests of Gennum, which operated under its own set of systems and internal controls. As of January 27, 2013, we completed transitioning Gennum’s processes to our internal control processes.

Other than with respect to our transition of Gennum to our systems and control environment as described above, during the quarter ended January 27, 2013, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that as of January 27, 2013 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of January 27, 2013. Ernst & Young LLP’s attestation report is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Semtech Corporation
We have audited Semtech Corporation and subsidiaries’ internal control over financial reporting as of January 27, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Semtech Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Semtech Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 27, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semtech Corporation and subsidiaries as of January 27, 2013 and January 29, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 27, 2013 and the financial statement schedule listed in the Index at Item 15(a) of Semtech Corporation and subsidiaries and our report dated March 28, 2013, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 28, 2013

Item 9B.     Other Information
We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2013 was reported on a Form 8-K during that period.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer, Chief Financial Officer and Controller. Our Code of Conduct serves as our written code of ethics for those officers, and for persons performing similar functions. Our current Code of Conduct is incorporated in this Annual Report on Form 10-K for fiscal year 2013 as Exhibit 14. The Code of Conduct is also available at the Corporate Governance section of the Investors page on our website at www.semtech.com. Alternatively, you can request a copy of the Code of Conduct free of charge by sending a written request to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our Chief Executive Officer, Chief Financial Officer or Controller, we will within four business days of the event disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.
The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 20, 2013, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.
The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of stockholders, to be held on June 20, 2013, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

Item 11.        Executive Compensation
The information required under this item will appear under the captions “Director Compensation,” “Compensation Discussion and Analysis”, “Executive Compensation” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 20, 2013, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will appear under the captions “Beneficial Ownership of Securities,” “Securities Authorized for Issuance under Equity Compensation Plans” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 20, 2013, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required under this item will appear under the captions “Election of Directors (Proposal Number 1)” “Corporate Governance, Transactions with Related Parties” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 20, 2013, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.        Principal Accounting Fees and Services
The information required under this item will appear under the captions “Independent Accountant Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 20, 2013, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 27, 2013

	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 30, 2011
Allowance for doubtful accounts	$1,302,000	$53,924	$(247,703)	$1,108,221
Year ended January 29, 2012
Allowance for doubtful accounts	$1,108,221	$332,154	$(887,500)	$552,875
Year ended January 27, 2013
Allowance for doubtful accounts	$552,875	$40,820	$—	$593,695

(a)(3)
Exhibits. These exhibits are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.		Description	Location

2.1		Agreement and Plan of Merger, dated November 18, 2009, by and among Semtech Corporation, Sierra Monolithics, Inc., SMI Merger Corp. and Shareholder Representative Services	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 15, 2009

2.2		First Amendment to Agreement and Plan of Merger, dated December 9, 2009, by and among Semtech Corporation, Sierra Monolithics, Inc., SMI Merger Corp. and Shareholder Representative Services	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2009

2.3		Arrangement Agreement, dated as of January 23, 2012, among Semtech Corporation, Semtech Canada Inc. and Gennum Corporation	Exhibit 2.1 to the Company’s Amendment No. 1 to the Current Report on Form 8-K/A/ filed January 26, 2012

3.1		Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2		Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.1	*	The Company’s Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.2	*	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.3	*	Form of Long Term Stock Incentive Plan Award Agreement for Options Awarded to Non-Employee Directors on December 5, 2002	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.4	*	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006

10.5	*	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.6	*	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.7	*	Form of Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.8	*	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.9	*	Adoption Agreement adopting The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan) as amended and restated effective January 1, 2005	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.10	*	Amended and Restated Plan Document for The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan), effective January 1, 2005	Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.11		Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.12		Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010

10.13	*	Semtech Corporation Bonus Plan, amended and restated effective January 29, 2007 (also known as the “Executive Bonus Plan”)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.14	*	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.15	*	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.16	*	Memo to Emeka Chukwu dated, April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.17	*	Form of Long-Term Stock Incentive Plan Option Award Certificate	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.18	*	Form of Long-Term Stock Incentive Plan Restricted Stock Award Certificate	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.19	*	Form of Long-Term Stock Incentive Plan Performance Unit Award Certificate	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.20	*	Form of Long-Term Stock Incentive Plan Option Award Certificate (Non-Employee Directors)	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.21	*	Form of Long-Term Stock Incentive Plan Non-Employee Director Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2007

10.22	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.23		Semtech Corporation Executive Stock Ownership Guidelines	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.24		Semtech Corporation Director Stock Ownership Guidelines	Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 1, 2008

10.25	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.26	*	Restricted Stock Unit Award Agreement Cycleo Acquisition	Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2012

10.27		Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.28		Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.29	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.30	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.31	*	Semtech Corporation Chief Executive Officer Bonus Plan, as amended on February 28, 2012	Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2012.

10.32	*	Semtech Corporation 2007 SMI Assumed Plan	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.33	*	Semtech Corporation 2000 SMI Assumed Plan	Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.34	*	Semtech Corporation 2009 Long-Term Equity Inducement Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2009

10.35	*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Performance-Based Vesting)	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.36	*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Time-Based Vesting)	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.37	*	Restricted Stock Award Agreement dated March 29, 2010 with respect to time-based restricted stock award to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2011

10.38		Master Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2007

10.39		Supplemental Confirmation dated May 30, 2007 between Semtech Corporation and Goldman, Sachs & Co.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2007

10.40	*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.41	*	Amended and Restated Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.42	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan for non-Swiss employees	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.43	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan for Swiss employees	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.44	*	Semtech Nonqualified Executive Compensation Plan Adoption Agreement and Plan Document, as amended and restated effective October 12, 2007	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011

10.45		Credit Agreement dated March 20, 2012 entered into among Semtech Corporation, the lenders referred to therein and Jefferies Finance LLC. as administrative agent	Exhibit 10.1 to our Current Report on Form 8-K filed on March 23, 2012

10.46		Severance and Release Agreement, effective as of September 20, 2012, between Semtech Corporation and David Schie	Exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2012

10.47		Policy Regarding Director Compensation	Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2012

10.48	*	Semtech Corporation Chief Executive Officer Bonus Plan, effective January 28, 2013	Filed herewith

14		Semtech Corporation Code of Conduct	Exhibit 14.1 to the Company’s Current Report on Form 8-K filed June 25, 2010

21.1		Subsidiaries of the Company	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

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

Semtech Corporation

Date: March 28, 2013	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2013	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: March 28, 2013	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 28, 2013	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 28, 2013	/s/ Glen M. Antle
Glen M. Antle
Director

Date: March 28, 2013	/s/ W. Dean Baker
W. Dean Baker
Director

Date: March 28, 2013	/s/ James P. Burra
James P. Burra
Director

Date: March 28, 2013	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 28, 2013	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 28, 2013	/s/ John L. Piotrowski
John L. Piotrowski
Director