Form 10-Q
period 2013-04-28
SEMTECH CORP
filed 2013-06-07
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at May 31, 2013: 67,496,068

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 28, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	April 28, 2013	April 29, 2012
Net sales	$162,407	$116,642
Cost of sales	65,120	61,305
Gross profit	97,287	55,337
Operating costs and expenses:
Selling, general and administrative	34,794	44,818
Product development and engineering	34,559	24,083
Intangible amortization and impairments	7,856	5,578
Total operating costs and expenses	77,209	74,479
Operating income (loss)	20,078	(19,142)
Interest expense	(4,060)	(1,843)
Interest income and other (expense) income, net	(807)	214
Income (loss) before taxes	15,211	(20,771)
Provision (benefit) for taxes	434	(22,980)
Net income	$14,777	$2,209
Earnings per share:
Basic	$0.22	$0.03
Diluted	$0.22	$0.03
Weighted average number of shares used in computing earnings per share:
Basic	66,956	65,282
Diluted	68,579	67,233
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	April 28, 2013	April 29, 2012
Net income	$14,777	$2,209
Other comprehensive (loss) income, before tax:
Change in unrealized holding loss on available-for-sale investments	(1)	(24)
Less: Reclassification adjustments for gains included in net income	—	—
Change in unrealized loss on interest rate cap	(232)	—
Change in cumulative translation adjustment	—	376
Other comprehensive (loss) income , before tax	(233)	352
Benefit for taxes related to items of other comprehensive (loss) income	85	4
Other comprehensive (loss) income, net of tax	(148)	356
Total comprehensive income, net of tax	$14,629	$2,565
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	April 28, 2013	January 27, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$230,428	$223,192
Temporary investments	—	4,973
Accounts receivable, less allowances of $5,065 at April 28, 2013 and $4,917 at January 27, 2013	80,214	69,160
Inventories	76,563	74,878
Deferred tax assets	7,317	7,473
Prepaid taxes	8,134	7,794
Other current assets	17,891	18,523
Total current assets	420,547	405,993
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $106,611 at April 28, 2013 and $101,766 at January 27, 2013	109,413	101,837
Long-term investments	5,931	7,907
Deferred tax assets	34,326	33,563
Goodwill	393,584	393,584
Other intangible assets, net	197,890	206,058
Other assets	23,423	22,071
TOTAL ASSETS	$1,185,114	$1,171,013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,617	$51,991
Accrued liabilities	35,214	49,276
Deferred revenue	5,064	3,745
Current portion - long term debt	39,532	48,449
Deferred tax liabilities	3,866	4,221
Total current liabilities	140,293	157,682
Non-current liabilities:
Deferred tax liabilities	3,017	2,042
Long term debt, less current portion	285,755	282,286
Other long-term liabilities	36,370	34,177
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 67,362,012 outstanding on April 28, 2013 and 78,136,144 issued and 66,607,347 outstanding on January 27, 2013	785	785
Treasury stock, at cost, 10,774,132 shares as of April 28, 2013 and 11,528,797 shares as of January 27, 2013	(187,609)	(200,604)
Additional paid-in capital	353,219	355,990
Retained earnings	553,079	538,302
Accumulated other comprehensive income	205	353
Total stockholders’ equity	719,679	694,826
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,185,114	$1,171,013
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 28, 2013	April 29, 2012
Cash flows from operating activities:
Net income	$14,777	$2,209
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	13,346	6,867
Effect of acquisition fair value adjustments	2,476	14,429
Accretion of deferred financing costs and debt discount	760	328
Deferred income taxes	98	(20,152)
Stock-based compensation	8,626	5,326
Excess tax benefits on stock based compensation	—	(1,842)
(Gain) loss on disposition of property, plant and equipment	(1)	40
Changes in assets and liabilities:
Accounts receivable, net	(11,054)	(264)
Inventories	(4,016)	1,479
Prepaid expenses and other assets	(1,184)	4,112
Accounts payable	2,308	(4,007)
Accrued liabilities	(11,287)	(17,459)
Deferred revenue	1,251	738
Income taxes payable and prepaid taxes	(1,342)	(4,401)
Other liabilities	2,392	863
Net cash provided by (used in) operating activities	17,150	(11,734)
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,050)	(10,106)
Proceeds from sales and maturities of available-for-sale investments	7,998	88,592
Proceeds from sales of property, plant and equipment	8	—
Purchase of property, plant and equipment	(10,750)	(4,630)
Purchase of intangible assets	(2,847)	—
Acquisitions, net of cash acquired	—	(491,717)
Net cash used in investing activities	(6,641)	(417,861)
Cash flows from financing activities:
Proceeds from debt issuance, net of discount	—	347,000
Deferred financing cost	—	(8,962)
Excess tax benefits on stock based compensation	—	1,842
Proceeds from exercises of stock options	2,352	1,606
Repurchase of outstanding common stock	—	(182)
Payment of long term debt	(5,625)	—
Net cash (used in) provided by financing activities	(3,273)	341,304
Effect of exchange rate increase on cash and cash equivalents	—	170
Net increase (decrease) in cash and cash equivalents	7,236	(88,121)
Cash and cash equivalents at beginning of period	223,192	227,022
Cash and cash equivalents at end of period	$230,428	$138,901
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The first quarter of fiscal years 2014 and 2013 each consisted of 13 weeks.
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
These interim unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. The results reported in these interim unaudited consolidated condensed financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.

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

Note 2: Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
(in thousands, except per share amounts)	April 28, 2013	April 29, 2012
Net income	$14,777	$2,209

Weighted average common shares outstanding - basic	66,956	65,282
Dilutive effect of employee equity incentive plans	1,623	1,951
Weighted average common shares outstanding - diluted	68,579	67,233

Basic earnings per common share	$0.22	$0.03
Diluted earnings per common share	$0.22	$0.03

Anti-dilutive shares not included in the above calculations	318	657
Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.
Note 3: Revenue Recognition
The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed. The product design and engineering recovery, when recognized, will be reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts.
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
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in the first quarter of fiscal year 2014 or fiscal year 2013.

Note 4: Acquisitions
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
In connection with the acquisition, certain Gennum employees became entitled to payments upon a change in control and their subsequent termination. These payments, which totaled approximately $9.6 million, have been recognized as a post-acquisition compensation expense and included in the consolidated statements of income for the three months ended April 29, 2012 under “Selling, general and administrative.”
The Company’s allocation of the total purchase price as of March 20, 2012 is summarized below:

(in thousands)	At March 20, 2012
Cash	$19,664
Accounts receivable, less allowances	14,032
Inventories	62,941
Prepaid expenses	3,832
Income taxes receivable	1,467
Deferred tax assets - current	8,590
Other current assets	7,804
Property, plant and equipment	25,702
Amortizable intangible assets	129,863
In-process research and development	29,100
Goodwill	261,891
Deferred tax assets - non-current	31,235
Other non-current assets	8
Deferred tax liabilities	(47,077)
Accounts payable	(18,232)
Accrued liabilities	(24,274)
Total acquisition consideration	$506,546
(in thousands)	At March 20, 2012
Amortizable intangible assets:
Developed technology	$95,100
Customer relationships	28,000
Other intangible assets	6,763
Total amortizable intangible assets	$129,863
The Company completed the purchase price allocation for its acquisition of Gennum in fiscal year 2013.
The Company recognized approximately $0.6 million and $18.6 million in transaction and integration related costs that were expensed in the first quarter of fiscal year 2014 and in fiscal year 2013, respectively. These costs are included in the unaudited consolidated condensed statements of income for the respective periods under “Selling, general and administrative.”
For the three months ended April 28, 2013 and April 29, 2012 (for the period after acquisition), net revenues attributable to Gennum were $40.3 million and $12.0 million, respectively, with a corresponding net loss of $0.8 million and $28.5 million, respectively.
Pro Forma Financial Information
The results of operations of Gennum have been included in the Company’s consolidated statements of income since the acquisition date of March 20, 2012. The following table reflects the unaudited consolidated pro forma information as if the acquisition had been completed on January 29, 2011, after giving effect to certain adjustments including the following for the three months ended April 29, 2012:

•	decrease in cost of goods sold associated with fair value adjustment related to acquired inventory of $12.9 million for the three months ended April 29, 2012;

•	increase in operating expense as a result of the settlement of two pre-acquisition contingencies related to legal matters of $4.2 million for the three months ended April 29, 2012;

•	increase in amortization expense as a result of acquired intangible assets of $2.0 million for the three months ended April 29, 2012;

•	decrease in tax benefit of $23.4 million associated with the releasing of prior accrued taxes on foreign earnings for the three months ended April 29, 2012;

•	increase in interest expense of $2.2 million associated with the $350 million term loans entered into to finance the acquisition for the three months ended April 29, 2012; and

•	the related tax effects.
Unaudited Consolidated Pro forma Information:

Three months ended
April 29, 2012
(in thousands)	(unaudited)
Revenue	$140,882
Net loss	$(9,383)
The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated on January 29, 2011 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma information does not include any adjustments for any restructuring activities, operating efficiencies or cost savings.
Cycleo SAS
On March 7, 2012, the Company completed the acquisition of Cycleo, a privately held company based in France that develops intellectual property (“IP”) for wireless long-range semiconductor products used in smart metering and other industrial and consumer markets. Under the terms of the agreement, Semtech paid the stockholders of Cycleo $5.0 million in cash at closing.
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
The Company completed the purchase price allocation for its acquisition of Cycleo in fiscal year 2013.
Additionally, pursuant to the earn-out arrangement with Cycleo stockholders, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo over the period of four years beginning on April 30, 2012. For certain of the Cycleo stockholders, payment of the earn-out liability is contingent upon employment on the payout date and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is included in the purchase price allocation at March 7, 2012.
Net revenues and earnings attributable to Cycleo since the acquisition date were not material. Pro forma results of operations have not been presented as the acquisition was not material to the Company’s consolidated financial statements.

Note 5: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the unaudited consolidated condensed statements of income for the three months ended April 28, 2013 and April 29, 2012.

	Three Months Ended
(in thousands)	April 28, 2013	April 29, 2012
Cost of sales	$328	$231
Selling, general and administrative	4,882	3,224
Product development and engineering	3,416	1,871
Stock-based compensation, pre-tax	$8,626	$5,326
Net change in stock-based compensation capitalized into inventory	$77	$66
Share-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock compensation. As of April 28, 2013, the Company has granted options and restricted stock under the plans and has also issued some stock-based compensation outside of the plans, including options and restricted stock issued as inducements to join the Company.
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
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of options granted in the three months ended April 28, 2013 and April 29, 2012:

	Three Months Ended
	April 28, 2013	April 29, 2012
Expected lives, in years	4.2 - 4.7	4.4
Estimated volatility	34% - 35%	41%
Dividend yield	—	—
Risk-free interest rate	0.65% - 0.69%	0.70%
Weighted average fair value on grant date	$9.04	$10.06
The estimated fair value of restricted stock awards was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock units awarded in the first quarter of fiscal year 2014 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards is re-measured at the end of each quarter.
Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years).

A summary of the activity for stock option awards during the first three months of fiscal year 2014 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (in years)
Balance at January 27, 2013	2,579	$18.29	$29,789	$3,817	1,937
Options granted	195	31.31
Options exercised	(418)	16.65	6,915
Options cancelled/forfeited	(9)	24.53
Balance at April 28, 2013	2,347	$19.64	$27,204	$4,802	1,692
Exercisable at April 28, 2013	1,692	$17.08	$23,893			2.3
Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. There is no outstanding and unvested restricted stock as of April 28, 2013.
Performance Units. The Company grants performance-based vesting restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 412,500 shares and 402,500 shares settled in cash. The Company would have a liability accrued in the unaudited consolidated condensed balance sheet equal to the value of 402,500 shares on the settlement date, which would be settled in cash. Only cash performance unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At April 28, 2013, the performance metrics associated with the outstanding awards issued in fiscal years 2014, 2013 and 2012 are expected to be met at a level which would result in a grant at 100%, 80%, and 97% of target, respectively.
The following table summarizes the activity for performance units for the first three months of fiscal year 2014:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per share amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 27, 2013	353	181	172	$4,422	$23.50	$4,754	1.1
Performance units granted	186	93	93		30.82
Performance units vested	(114)	(57)	(57)		16.68
Performance units cancelled/forfeited	(13)	(7)	(6)		25.70
Change in liability				(2,859)
Balance at April 28, 2013	412	210	202	$1,563	$28.62	$8,514	2.0

Stock Units, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years).

The following table summarizes the stock unit award activity for the first three months of fiscal year 2014:

(in thousands, except per share amount)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 27, 2013	2,558	$23.41		$49,374	2.5
Stock units granted	206	30.82
Stock units vested	(447)	22.57	$14,272
Stock units forfeited	(54)	25.02
Balance at April 28, 2013	2,263	$24.21		$47,856	2.5

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.
Stock Units, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These restricted stock units are accounted for as liabilities and accrued in the unaudited consolidated condensed balance sheets because they are cash settled. These awards are vested after 1 year of service. However, because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the activity for stock unit awards for the first three months of fiscal year 2014:

(in thousands, except per share amount)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 27, 2013	20	$4,557	$24.46	$253	0.4
Stock units granted	—		—
Stock units vested	—		—
Stock units forfeited	—		—
Change in liability		363
Balance at April 28, 2013	20	$4,920	$24.46	$109	0.2
As of April 28, 2013, the total number of vested but unsettled stock units for Non-Employee Directors is 141,155 units which are included in the recorded liability.

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
The following table summarizes the Company’s available for sale investments:

	April 28, 2013			January 27, 2013
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Agency securities	$5,931	$5,925	$6	$7,907	$7,900	$7
Bank time deposits	—	—	—	4,973	4,973	—
Total investments	$5,931	$5,925	$6	$12,880	$12,873	$7
Agency securities are specific securities that are issued by United States government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s available for sale investments:

	April 28, 2013		January 27, 2013
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$—	$—	$4,973	$4,973
After 1 year through 5 years	5,931	5,925	7,907	7,900
Total investments	$5,931	$5,925	$12,880	$12,873
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available for sale investments and are included in “Accumulated other comprehensive income” on the unaudited consolidated condensed balance sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Three months ended
(in thousands)	April 28, 2013	April 29, 2012
Unrealized loss, net of tax	$(1)	$(20)
Decrease to deferred tax liability	—	(4)
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three months ended
(in thousands)	April 28, 2013	April 29, 2012
Interest income	$100	$192
During the third quarter of fiscal year 2013, the Company acquired an investment in a privately traded company for total cash consideration of $2.5 million. The Company accounts for the investment in equity interests under the cost method of accounting since the ownership interest is less than 20% of the outstanding equity interests and it does not have the ability to exercise significant influence over the investee. The investment in equity interests is included in “Other assets” on the unaudited consolidated condensed balance sheet as of April 28, 2013.

Note 7: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of April 28, 2013				Fair Value as of January 27, 2013
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Agency securities	$5,931	$—	$5,931	$—	$7,907	$—	$7,907	$—
Bank time deposits	—	—	—	—	4,973	—	4,973	—
Total available-for-sale securities	5,931	—	5,931	—	12,880	—	12,880	—
Interest rate cap	303	—	303	—	544	—	544	—
Total financial assets	$6,234	$—	$6,234	$—	$13,424	$—	$13,424	$—
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
The fair value of the interest rate cap at April 28, 2013 is estimated as described in Note 11 and is included in “Other assets” on the unaudited consolidated condensed balance sheet.

Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s unaudited consolidated condensed balance sheets as follows:

	Fair Value as of April 28, 2013				Fair Value as of January 27, 2013
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Temporary investments	$—	$—	$—	$—	$4,973	$—	$4,973	$—
Long-term investments	5,931	—	5,931	—	7,907	—	7,907	—
Other assets	303	—	303	—	544	—	544	—
Total financial assets	$6,234	$—	$6,234	$—	$13,424	$—	$13,424	$—
During the three months ended April 28, 2013, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of April 28, 2013 and January 27, 2013, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s debt is estimated primarily based on quotes (“ask price”) provided by pricing services generated in a market with insufficient volume to comprise an active market (Level 2 inputs) based on the Company’s debt obligations. In addition, the Company considered the extinguishment of debt that was made on May 2, 2013 and determined that the fair value of the Company’s debt was $328.0 million as of April 28, 2013.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity security to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its cost method investment during the first three months of fiscal year 2014.
Note 8: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	April 28, 2013	January 27, 2013
Raw materials	$3,092	$1,970
Work in progress	54,940	52,669
Finished goods	18,531	20,239
Inventories	$76,563	$74,878

Note 9: Goodwill and Intangible Assets
Goodwill – There were no changes to goodwill during the first three months of fiscal year 2014.

Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.
The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying unaudited consolidated condensed financial statements using Level 3 inputs. The Company concluded that there were no indicators of impairment as of April 28, 2013.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		April 28, 2013			January 27, 2013
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$178,724	$(46,580)	$132,144	$173,724	$(40,867)	$132,857
Customer relationships	7-10 years	40,130	(9,075)	31,055	40,130	(7,736)	32,394
Technology licenses (1)	5-10 years	8,247	(1,452)	6,795	8,164	(1,056)	7,108
Other intangibles assets	1-5 years	6,600	(5,404)	1,196	6,600	(4,601)	1,999
Total finite-lived intangible assets		$233,701	$(62,511)	$171,190	$228,618	$(54,260)	$174,358

(1)
Technology licenses relate to licensing agreements entered into by the Company. Amortization expense related to technology licenses is reported as “Product development and engineering” in the unaudited consolidated condensed statements of income.

During the first quarter of fiscal year 2014, acquired finite-lived intangible assets increased by approximately $5.1 million primarily due to the transfer from indefinite-lived intangible assets to core technologies upon the completion of an in-process research and development project from the Gennum acquisition in March 2012.

For the three months ended April 28, 2013 and April 29, 2012, amortization expense related to finite-lived intangible assets was $7.9 million and $4.9 million, respectively. Amortization expense related to finite-lived intangible assets is reported as “Intangible amortization and impairments” in the unaudited consolidated condensed statements of income.
The estimated annual amount of future amortization expense for finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Technology license	Sierra Monolithics	Gennum	Cycleo	Total
Remainder of fiscal year 2014	$1,194	$6,652	$14,224	$756	$22,826
Fiscal year 2015	1,465	8,870	18,965	1,007	30,307
Fiscal year 2016	1,436	8,870	18,419	1,007	29,732
Fiscal year 2017	1,186	8,870	18,332	1,007	29,395
Fiscal year 2018	776	8,160	18,332	1,007	28,275
Thereafter	738	8,490	21,345	82	30,655
Total expected amortization expense	$6,795	$49,912	$109,617	$4,866	$171,190

The following table sets forth the Company’s indefinite-lived intangible assets resulting from business acquisitions:

	April 28, 2013			January 27, 2013
(in thousands)	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount
In-process research and development	$29,870	$(3,170)	$26,700	$34,870	$(3,170)	$31,700
Total indefinite-lived intangible assets	$29,870	$(3,170)	$26,700	$34,870	$(3,170)	$31,700
During the first quarter of fiscal year 2014, acquired indefinite-lived intangible assets decreased by approximately $5.0 million due to the transfer from indefinite-lived intangible assets to core technologies upon the completion of an in-process research and development project from the Gennum acquisition in March 2012.
The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate.
The fair value of indefinite-lived intangible assets is tested for impairment on a non-recurring basis in the accompanying unaudited consolidated condensed financial statements using Level 3 inputs. The Company concluded that there were no indicators of impairment as of April 28, 2013.

Note 10: Credit Facilities
On March 20, 2012, the Company entered into a credit agreement with certain lenders (the “Prior Lenders”) and Jefferies Finance LLC, as administrative and collateral agent (the “Prior Credit Agreement”). Pursuant to the Prior Credit Agreement, the Prior Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $350 million (the “Prior Credit Facilities”), consisting of term A loans in an aggregate principal amount of $100 million (the “Term A Loans”) and term B loans in an aggregate principal amount of $250 million (the “Term B Loans”). The initial carrying amounts totaled $99.5 million (net of original issue discount of $0.5 million) for the Term A Loans and $247.5 million (net of original issue discount of $2.5 million) for the Term B Loans. The respective amounts of original issue discount are being amortized using the effective interest method and are included in “Interest expense” in the consolidated statements of income.
Debt issuance costs incurred in connection with the Prior Credit Agreement totaled $8.9 million and are being amortized using the effective interest method over the terms of the loans, and are included in “Interest expense” in the unaudited consolidated condensed statements of income.
Interest on the Term A Loans and Term B Loans accrued at certain reference rates plus specified applicable margins. The reference rates are equivalent to, at the Company’s option, either: (i) LIBOR for interest periods of 1, 2, 3 or 6 months or, subject to certain conditions, 9 or 12 months (“LIBOR”) or (ii) the highest of (a) the prime rate, (b) the federal funds effective rate plus 1/2% or (c) one-month LIBOR plus 1.00% (“Base Rate”). For the Term B Loans, LIBOR was subject to a floor of 1.00% and Base Rate was subject to a floor of 2.00%. For the Term A Loans, the applicable margin for LIBOR loans ranged from 2.50% to 2.75% and the applicable margin for Base Rate loans ranged from 1.50% to 1.75%, in each case depending upon the total leverage ratio. For the Term B Loans, the applicable margin for LIBOR loans was 3.25% and the applicable margin for Base Rate loans was 2.25%. Interest was payable at least quarterly. As of April 28, 2013, the interest rates payable on the Term A Loans and Term B Loans were 2.95% and 4.25%, respectively.
In accordance with the Prior Credit Agreement, and as described in Note 11, in June 2012, the Company entered into an interest rate hedging agreement protecting at least 50% of the variable interest rate exposure on the term loans.
Pursuant to the Prior Credit Agreement, under certain circumstances, the Company was obligated to apply 50% of its excess cash flow (as defined in the Prior Credit Agreement) for each fiscal year, as well as net cash proceeds from specified other sources, such as asset sales, debt issuances or insurance proceeds, to prepay the Term A Loans and Term B Loans. Excess cash flow may be primarily summarized as cash provided by operating activities less capital expenditures and loan principal payments. The earliest date that any such payment may be due was 95 days after the last day of the fiscal year ending closest to January 31, 2013.
On May 2, 2013, the Company entered into new senior secured first lien credit facilities (the “New Credit Agreement”) in an aggregate principal amount of $400 million to replace its existing $350 million Prior Credit Facilities. As a result, the Company is no longer obligated to make the early excess cash flows payment for the Prior Credit Facilities discussed above. As of April 28, 2013, the current portion of the long-term debt of $13.5 million has been recorded based on payments that will be made for the New Credit Agreement in the next twelve months. In addition, the Company has classified the early prepayment of $26 million for the New Credit Agreement from “Long term debt” to “Current portion - long term debt” in the unaudited consolidated condensed balance sheets as of April 28, 2013. The prepayment of $26 million was made on June 3, 2013.
The terms of the New Credit Agreement are discussed in Note 17.

Note 11: Interest Rate Derivative Agreement
In June 2012, the Company entered into an interest rate cap agreement with a $175 million notional amount and an upfront payment of $1.1 million. The agreement matures on February 22, 2016 and caps interest rates on one-month LIBOR at 1.00%.
The interest rate cap agreement has been designated as a cash flow hedge of interest rate risk and is recorded at estimated fair value as of April 28, 2013.
The Company determined that the interest rate cap agreement is highly effective in offsetting future variable interest payments associated with the hedged portion of the Company’s term loans. No ineffectiveness was recorded during the three months ended April 28, 2013. The Company did not have any active interest contracts outstanding prior to June 2012.

The amount of unrealized losses on interest rate cap recorded in other comprehensive loss at April 28, 2013 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $102,000.
The fair value of the interest rate cap at April 28, 2013 is determined based on assumptions that management believes market participants would use in pricing. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Based on the inputs used in the valuation, the Company has determined that the derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 12: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S.
The gross unrecognized tax benefit (before federal impact of state items) was $13.1 million at April 28, 2013 and January 27, 2013. Included in the balance of unrecognized tax benefits at April 28, 2013 and January 27, 2013, is $11.1 million of net tax benefit (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions is reflected on the unaudited consolidated condensed balance sheets as follows:

(in thousands)	April 28, 2013	January 27, 2013
Accrued liabilities	$188	$188
Other long-term liabilities	10,887	10,887
Total accrued taxes	$11,075	$11,075
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision (benefit) for taxes on the unaudited consolidated condensed statements of income. The Company had approximately $293,000 of net interest and penalties accrued at both April 28, 2013 and January 27, 2013, respectively.
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
Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on the Company’s earnings in any given reporting period. However, in the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial statements, as a whole.
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
The Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately forty years. The Company vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Groundwater monitoring results to date over a number of years indicate that the majority of groundwater contaminants are believed to come, in full or in material part, from adjacent facilities. Responsibility for soil contamination remains under investigation. The location of key soil contamination (and some related groundwater impact) is concentrated in an area of an underground storage tank that the Company believes to have been installed and used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no claims pending with respect to environmental matters at the Newbury Park site. The applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. In November 2012, the regulatory agency added two more potentially responsible parties to the matter, based on historical evidence of past occupancy or operations at the site dating to the 1960s. In addition, the regulatory agency’s November 2012 action included a draft cleanup and abatement order to all the parties. Responses to the draft orders were submitted in a timely manner by all the parties in January 2013. Further action and response from the regulatory agency is pending. The parties are expected to work cooperatively in responding to and determining the appropriate scope and extent of additional site investigative and categorization work, as well as in relation to any ultimate proposed clean up and abatement work.
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based upon, and in anticipation of the likely outcome associated with the November 2012 draft cleanup and abatement order, the Company engaged an environmental firm to assist in an assessment of this site consistent with the direction and scope of the draft cleanup and abatement order. Based on the Company’s preliminary assessment, it has determined a likely range of probable loss between $2.5 million and $5.7 million. Given the early nature of the draft clean up and abatement order and uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company recorded the minimum amount of $2.5 million under “Accrued liabilities” on the unaudited consolidated condensed balance sheets, and included in the consolidated condensed statement of income under “Selling, general and administrative” in the third quarter of fiscal year 2013. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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

Note 14: Geographic Information and Concentration of Risk
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
Net sales activity by geographic region is as follows:

	Three Months Ended
	April 28, 2013	April 29, 2012
North America	16%	19%
Asia-Pacific	73%	65%
Europe	11%	16%
	100%	100%
The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales:

	Three Months Ended
(percentage of total sales)	April 28, 2013	April 29, 2012
United States	15%	16%
China (including Hong Kong)	34%	37%
Japan	10%	7%
South Korea	13%	7%

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	April 28, 2013	April 29, 2012
Domestic	$(6,414)	$(8,838)
Foreign	21,625	(11,933)
Total	$15,211	$(20,771)
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
Each of the following significant customers accounted for at least 10% of net sales for at least one of the periods indicated:

	Three Months Ended
(percentage of net sales)	April 28, 2013	April 29, 2012
Samsung Electronics (and affiliates)	14%	14%
Huawei Technologies (and affiliates)	10%	11%
The following table shows the list of customers that have an outstanding receivable balance that represents at least 10% of total net receivables for at least one of the periods indicated:

	Balance as of
(percentage of net accounts receivable)	April 28, 2013	January 27, 2013
Samsung Electronics (and affiliates)	13%	12%
Huawei Technologies (and affiliates)	14%	14%
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
The following table summarizes the stock repurchase activities and shares withheld from vested restricted shares during the periods indicated:

	Three Months Ended
	April 28, 2013		April 29, 2012
(in thousands, except number of shares)	Shares	Value	Shares	Value
Shares repurchased under the 2008 Program	—	$—	—	$—
Shares withheld from vested restricted shares	—	—	6,183	182
Total treasury shares activities	—	$—	6,183	$182
The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.
Note 16: Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update regarding the reporting of reclassifications out of accumulated other comprehensive income. This update, which is effective prospectively for reporting periods beginning after December 15, 2012, requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The Company’s disclosures have been updated to be consistent with the accounting standard for the quarter ending April 28, 2013.

Note 17: Subsequent Events
Refinancing of Credit Facilities
On May 2, 2013, the Company, with each of its domestic subsidiaries as guarantors (the “Guarantors”), entered into a New Credit Agreement with the lenders referred to therein (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lenders and letter of credit issuer. Pursuant to the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “New Facilities”), consisting of term loans in aggregate principal amount of $150 million (the “Term Loans”) and revolving commitments in an aggregate principal amount of $250 million (the “Revolving Commitments”). Up to $40.0 million of the Revolving Commitments may be used to obtain letters of credit; up to $25.0 million of the Revolving Commitments may be used to obtain swing line loans; and up to $40.0 million of the Revolving Commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”).
The Company has incurred loan fees of $3.5 million for the New Credit Agreement, of which $0.6 million has been incurred and recorded as of April 28, 2013. The loan fees will be amortized to interest expense over the five-year loan term commencing in the second quarter of fiscal year 2014.
The New Facilities replace Semtech’s existing $350 million senior secured first lien term loan credit facilities entered into on March 20, 2012. The Prior Credit Facilities were terminated on the closing date of the New Credit Agreement. The unamortized debt costs of $6.5 million and remaining original issue discount of $2.2 million related to the Prior Credit Facilities will be expensed in the second quarter of fiscal 2014. As of April 28, 2013, the current portion of the long-term debt has been recorded based on payments that will be made for the New Credit Agreement in the next twelve months. In addition, the Company has classified the early prepayment of $26 million for the New Credit Agreement from “Long term debt” to “Current portion - long term debt” in the unaudited consolidated condensed balance sheets as of April 28, 2013. The prepayment of $26 million was made on June 3, 2013.
The New Credit Agreement provides that, subject to certain conditions, Semtech may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or increases to the Revolving Commitments in an aggregate principal amount not to exceed $100 million, the proceeds of which may be used for working capital and general corporate purposes.
Interest on loans made under the New Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate, (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. The New Credit Agreement includes a multi-currency subfacility where interest on loans made in Alternative Currencies (other than Canadian Dollars) accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans made under the New Credit Agreement in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio.
All obligations of Semtech under the New Facilities are unconditionally guaranteed by each of the Guarantors.  The obligations of Semtech and the Guarantors in respect of the New Facilities are secured by a first priority security interest in substantially all of the assets of Semtech and the Guarantors, subject to certain customary exceptions.
The New Facilities are subject to certain mandatory prepayments, representations and warranties, affirmative covenants, negative covenants, financial covenants and conditions that are customarily required for similar financings.  The New Facilities also contain customary events of default. If any event of default occurs, the principal, interest and any other monetary obligations on all the then outstanding amounts under the New Facilities may become due and payable immediately.

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
Forward Looking Statements
This Quarterly Report contains forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as our future financial performance, future operational performance and our plans, objectives and expectations. Some forward-looking statements may be identified by use of terms such as “expects,” “anticipates,” “intends,” “estimates,” “believes,” “projects,” “should,” “will,” “plans” and similar words. In light of the risks and uncertainties inherent in all such projected matters, forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations or financial forecasts will be realized. Results could differ materially from those projected in forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this Quarterly Report and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 27, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2013. We undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Upon consummation of the acquisition, which constituted a change in control of Gennum, Gennum’s stock option awards and restricted shares became fully vested. We acquired 100% of the outstanding shares and vested stock options, restricted shares, and deferred share units of Gennum for CDN $13.55 per share for a total purchase price of $506.5 million. The acquisition was financed with a combination of cash from our international cash reserves and $347.0 million (net of original issue discount of $3.0 million) of five-year secured term loans with a combined interest rate of approximately 4% (see Note 10 to our consolidated condensed financial statements).
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
On March 7, 2012, we completed the acquisition of Cycleo SAS (“Cycleo”), a privately held company based in France that develops IP for wireless long-range semiconductor products used in smart metering and other industrial and consumer markets. This transaction, which was accounted for using the acquisition method of accounting, complements our current wireless offerings and will bring customers a set of high-end, digitally enhanced wireless solutions. Under the terms of the agreement, we paid the stockholders of Cycleo $5.0 million in cash at closing.

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
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the first quarter of fiscal years 2014 and 2013 represented 46% and 39% of net sales, respectively. Sales made directly to customers during the first quarter of fiscal years 2014 and 2013 were 61% and 63% of net sales, respectively. The remaining sales were made through independent distributors.
Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Germany, Poland, United Kingdom and Israel. For the first quarter of fiscal year 2014, approximately 40% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the three month period ended April 28, 2013 constituted approximately 84% of our net sales, respectively. Approximately 87% of foreign sales during the three month period ended April 28, 2013, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
Critical Accounting Policies and Estimates
In addition to the discussion below, you should refer to the disclosures regarding our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 27, 2013 filed with the SEC on March 28, 2013.

Revenue and Cost of Sales
We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Product design and engineering recoveries are recognized during the period in which services are performed. We include revenue related to granted technology licenses as part of “Net sales.” Historically, revenue from these arrangements has not been significant though it is part of our recurring ordinary business.
We record a provision for estimated sales returns in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2013 or the first three months of fiscal year 2014.
The following table summarizes the deferred net revenue balance:

(in thousands)	April 28, 2013	January 27, 2013
Deferred revenue	$5,368	$4,467
Deferred cost of revenue	1,227	1,099
Deferred revenue, net	4,141	3,368
Deferred product design and engineering recoveries	923	377
Total deferred revenue	$5,064	$3,745
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of income data expressed as a percentage of revenues.

	Three Months Ended
	April 28, 2013	April 29, 2012
Net sales	100.0%	100.0%
Cost of sales	40.1%	52.6%
Gross Profit	59.9%	47.4%
Operating costs and expenses:
Selling, general and administrative	21.4%	38.4%
Product development and engineering	21.3%	20.6%
Intangible amortization and impairments	4.8%	4.8%
Total operating costs and expenses	47.5%	63.8%
Operating income (loss)	12.4%	(16.4)%
Interest expense	(2.5)%	(1.6)%
Interest income and other (expense) income, net	(0.5)%	0.2%
Income (loss) before taxes	9.4%	(17.8)%
(Benefit) provision for taxes	0.3%	(19.7)%
Net income	9.1%	1.9%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	April 28, 2013	April 29, 2012
Domestic	$(6,414)	$(8,838)
Foreign	21,625	(11,933)
Total	$15,211	$(20,771)

Domestic (loss) income from continuing operations includes amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.
Comparison of the Three Months Ended April 28, 2013 and April 29, 2012
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first quarter of fiscal years 2014 and 2013 each consisted of 13 weeks.
Our sales by major end-market are detailed below:

	Three Months Ended
(in thousands, except percentages)	April 28, 2013		April 29, 2012
Enterprise Computing	$25,726	16%	$13,965	12%
Communications	44,744	27%	41,760	36%
High-end Consumer (1)	51,986	32%	38,554	33%
Industrial and Other	39,951	25%	22,363	19%
Total	$162,407	100%	$116,642	100%

(1)
Approximately $14.5 million and $4.7 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first quarter of fiscal years 2014 and 2013, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales Net sales for the first quarter of fiscal year 2014 were $162.4 million, an increase of 39% compared to $116.6 million for the first quarter of fiscal year 2013.
The higher revenue in the current quarter resulted primarily from a full quarter of Gennum sales, strong sales of protection devices into smart mobile phone applications and strength in 100Gbps products and timing synchronization platforms within our Advanced Communications group.

Gross Profit During the first quarter of fiscal year 2014, gross profit increased to $97.3 million from $55.3 million in the first quarter of fiscal year 2013. The increase in gross profit margin was driven by higher sales. Gross profit margins increased to 59.9% in the first quarter of fiscal year 2014 from 47.4% in the first quarter of fiscal year 2013. The increase in gross profit margin was due primarily to the $10.5 million reduction in costs related to the fair value adjustment associated with inventory acquired from the Gennum acquisition and the full quarter impact of higher margin sales of Gennum products.
The fair value adjustment related to acquired inventory from the Gennum acquisition was fully amortized in the first quarter of fiscal year 2014.

Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	April 28, 2013		April 29, 2012
Selling, general and administrative	$34,794	45%	$44,818	60%	(22)%
Product development and engineering	34,559	45%	24,083	32%	43%
Intangible amortization and impairments	7,856	10%	5,578	7%	41%
Total operating costs and expenses	$77,209	100%	$74,479	100%	4%
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $10.0 million in the first quarter of fiscal year 2014 compared to the same quarter of fiscal year 2013 driven primarily by an $18.0 million reduction in transaction and integration related expenses, offset by the impact of a full quarter of Gennum results in the first quarter of fiscal year 2014 compared to the same quarter of fiscal year 2013.
Product Development and Engineering Expenses
Product development and engineering expenses increased by $10.5 million in the first quarter of fiscal year 2014 compared to the same quarter of fiscal year 2013 driven primarily by the inclusion of a full quarter of Gennum results.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization and Impairments
Intangible amortization and impairments was $7.9 million and $5.6 million in the first quarter of fiscal years 2014 and 2013, respectively. The $2.3 million increase was driven primarily by the full quarter impact of intangible amortization associated with acquired finite-lived intangible assets from the March 2012 Gennum acquisition.
Amortization expense related to acquired finite-lived intangible assets is expected to be $7.3 million in the second quarter of fiscal year 2014.
Interest Expense
Interest expense was $4.1 million and $1.8 million in the first quarter of fiscal year 2014 and 2013, respectively. The $2.3 million increase was due to the full quarter impact of interest expense, and the amortization of the original issue discount and debt issuance costs related to the retired debt.
Interest expense is expected to be approximately $10.3 million for the second quarter of fiscal year 2014, including $8.7 million related to the writeoff of unamortized original issue discount and debt issuance cost associated with the retired debt and $1.7 million interest expense associated with the New Credit Agreement.

Interest Income and Other (Expense) Income, Net
Interest income and other (expense) income, net was $(0.8) million in the first quarter of fiscal year 2014, compared to $0.2 million in the first quarter of fiscal year 2013. The decrease is primarily due to the volatility of foreign exchange related to cash holding by the Company in local currencies.
Income Taxes
In the first quarter of fiscal year 2014, we recorded an income tax expense of approximately $0.4 million compared to an income tax benefit of $23.0 million in the first quarter of fiscal year 2013. The effective tax rates for the first quarter of fiscal years 2014 and 2013 were 2.9% and 110.6%, respectively. Our effective tax rate in the first quarter of fiscal year 2014 differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S.
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
As of April 28, 2013, our total shareholders’ equity was $719.7 million. At that date we also had approximately $230.4 million in cash and temporary investments, $5.9 million in long-term investments, and total debt, net of original issue discount of $325.3 million.
Our primary sources and uses of cash for the corresponding periods are presented below:

	Three Months Ended	Three Months Ended
(in millions)	April 28, 2013	April 29, 2012
Sources of Cash
Operating activities	$17.1	$(11.7)
Proceeds from exercise of stock options including tax benefits	2.4	3.5
Proceeds from sale of investments	8.0	88.5
Issuance of debt, net of original issue discount and debt issuance cost	—	338.0
	$27.5	$418.3
Uses of Cash
Capital expenditures, net of sale proceeds	$(10.8)	$(4.6)
Acquisitions, net of cash acquired	—	(491.7)
Purchases of investments	(1.1)	(10.1)
Payment of long-term debt	(5.6)	—
Repurchase of common stock	—	(0.2)
Purchase of intangible assets	(2.8)	—
	$(20.3)	$(506.6)
Effect of exchange rate increase on cash and cash equivalents	—	0.2
Net increase (decrease) in cash and cash equivalents	$7.2	$(88.1)
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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of April 28, 2013, our foreign subsidiaries held approximately $183.3 million of cash and cash equivalents compared to $180.2 million at January 27, 2013.
One of our primary goals is to improve the cash flows from our existing business activities. Our cash, cash equivalents and investments give us the flexibility to use our free cash flow to pay down debt, return value to shareholders (in the form of stock repurchases) and also pursue business improvement opportunities.
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
Operating cash flows for the first three months of fiscal year 2014 was impacted by several significant non-cash transaction related items including $2.4 million of acquisition fair value adjustments related to inventory acquired from Gennum, $13.3 million of depreciation and amortization expense, $8.6 million of stock-based compensation expense, and $0.8 million of accretion of capitalized finance costs.
Investing Activities
Cash used for investing activities is primarily attributable to capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.
Capital expenditures were $10.8 million for the first three months of fiscal year 2014 compared to $4.6 million for the first three months of fiscal year 2013. The increase in capital expenditures was primarily to maintain and expand our test capacity, support engineering and manufacturing functions, and to develop our new Enterprise Resource Planning (“ERP”) software platform.
Financing Activities
Cash used by financing activities is primarily attributable to cash payment for long-term debt offset by proceeds from the exercise of stock options.
In the first three months of fiscal year 2014, cash proceeds from the exercise of stock options were $2.4 million compared to $1.6 million in the first three months of fiscal year 2013.
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
We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. No shares were repurchased in the first three months of fiscal years 2014 and 2013.
In addition to the stock repurchase program, shares valued at $182,000 were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the first three months of fiscal year 2013. There were no shares withheld in the first three months of fiscal year 2014.
In addition to using our cash, we incurred debt of $347 million (net of original issue discount of $3 million) in term loans during the first quarter of fiscal year 2013 to complete the Gennum acquisition. Repayments of long term debt during the first three months of fiscal 2014 totaled $5.6 million. In accordance with the Prior Credit Agreement, we entered into an interest rate cap agreement protecting at least 50% of the variable interest rate exposure on the term loans and made an upfront payment of $1.1 million in June 2012.
On May 2, 2013, we entered into a New Credit Agreement with the Lenders and HSBC Bank USA, National Association, as administrative agent and as swing line lenders and letter of credit issuer. Pursuant to the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400 million, consisting of term loans in aggregate principal amount of $150 million and revolving commitments in an aggregate principal amount of $250 million. We have incurred loan fees of $3.5 million for the New Credit Agreement, of which $0.6 million has been incurred and recorded as of April 28, 2013. The loan fee will be amortized to interest expense over the five-year loan term commencing in the second quarter of fiscal year 2014.
The New Facilities replace Semtech’s existing $350 million senior secured first lien term loan credit facilities entered into March 20, 2012. The Prior Credit Facilities were terminated on the closing date of the New Credit Agreement. In addition, the Company has classified the early prepayment of $26 million for the New Credit Agreement from “Long term debt” to “Current portion - long term debt” in the unaudited consolidated condensed balance sheets as of April 28, 2013. The prepayment of $26 million was made on June 3, 2013.

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
Contractual Obligations Except as discussed below, there were no material changes in our contractual obligations during the first three months of fiscal year 2014 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 27, 2013 filed with the SEC on March 28, 2013.
On May 2, 2013, the Company entered into a New Credit Agreement to replace Semtech’s existing $350.0 million senior secured first lien term loan credit facilities entered into March 20, 2012. Refer to Note 17 - Subsequent Events for more details.
Repayments under the New Credit Agreement are scheduled to occur in the following periods:

April 28, 2013
(in thousands)	Long-Term Debt
Less than 1 year	$40,063
1 to 3 years	37,500
After 3 years	249,937
$327,500
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
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for fiscal year 2013 that ended on January 27, 2013 filed with the SEC on March 28, 2013. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
As a result of entering into the $350 million long-term debt with variable interest rates, our operating results are exposed to fluctuations in interest rates. Pursuant to the Prior Credit Agreement, we were required to enter into an interest rate hedging agreement protecting at least 50% of all the variable interest rate exposure on the term loans within 90 days of entering into the Credit Agreement. We do not engage in the trading of derivative financial instruments in the normal course of business. On

June 18, 2012, we entered into an interest rate cap agreement to fulfill the requirements of our Prior Credit Agreement (see Note 11 to our consolidated condensed financial statements for more information).
On May 2, 2013, the Company entered into a New Credit Agreement with the Lenders and HSBC Bank USA, National Association, as administrative agent and as swing line lenders and letter of credit issuer. Pursuant to the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400 million, consisting of term loans in aggregate principal amount of $150 million and revolving commitments in an aggregate principal amount of $250 million.
In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.3 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would decrease the fair value of our new variable-rate debt by approximately $3.3 million.

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
Changes in Internal Controls
During the fiscal quarter ended April 28, 2013, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 13 to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A.	Risk Factors
You should carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 27, 2013 filed with the SEC on March 28, 2013. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2013 filed with the SEC on March 28, 2013. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for a discussion of certain factors that may affect our future performance.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the first quarter of fiscal year 2014.

Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2014.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2013 (01/28/13-02/24/13)	—	$—	—	$42.5	million
March 2013 (02/25/13-03/24/13)	—	—	—	42.5	million
April 2013 (03/25/13-04/28/13)	—	$—	—	$42.5	million
Total activity	—		—

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

(2)
The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock. See Note 15 to our unaudited consolidated condensed financial statements.

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

10.2
Credit Agreement dated May 2, 2013 entered into among Semtech Corporation, the subsidiary guarantors referred to therein, the lenders referred to therein and HSBC Bank USA, National Association, as administrative agent.

Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2013

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

SEMTECH CORPORATION
Registrant

Date: June 7, 2013	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: June 7, 2013	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Senior Vice President and
Chief Financial Officer