Form 10-Q
period 2013-07-28
SEMTECH CORP
filed 2013-09-06
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at August 30, 2013: 68,053,222

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 28, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Net sales	$165,010	$150,704	$327,417	$267,346
Cost of sales	64,302	76,179	129,422	137,484
Gross profit	100,708	74,525	197,995	129,862
Operating costs and expenses:
Selling, general and administrative	33,315	31,220	68,109	76,038
Product development and engineering	33,125	32,613	67,684	56,696
Intangible amortization and impairments	9,811	7,977	17,667	13,555
Total operating costs and expenses	76,251	71,810	153,460	146,289
Operating income (loss)	24,457	2,715	44,535	(16,427)
Interest expense	(10,584)	(3,442)	(14,644)	(4,955)
Interest income and other (expense), net	(198)	(590)	(1,005)	(706)
Income (loss) before taxes	13,675	(1,317)	28,886	(22,088)
Benefit for taxes	(5,437)	(11,339)	(5,003)	(34,319)
Net income	$19,112	$10,022	$33,889	$12,231
Earnings per share:
Basic	$0.28	$0.15	$0.50	$0.19
Diluted	$0.28	$0.15	$0.49	$0.18
Weighted average number of shares used in computing earnings per share:
Basic	67,614	65,587	67,285	65,435
Diluted	69,090	67,165	68,812	67,207
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Net income	$19,112	$10,022	$33,889	$12,231
Other comprehensive income (loss), before tax:
Change in unrealized holding loss on available-for-sale investments	(7)	(9)	(8)	(33)
Change in unrealized income (loss) on interest rate cap	288	(305)	47	(305)
Less: Reclassification adjustments for losses on interest rate cap included in interest expense	(10)	—	(19)	—
Change in cumulative translation adjustment	—	(257)	—	119
Other comprehensive income (loss), before tax	291	(571)	58	(219)
(Benefit) provision for taxes related to items of other comprehensive income (loss)	(106)	113	(21)	117
Other comprehensive income (loss), net of tax	185	(458)	37	(102)
Total comprehensive income, net of tax	$19,297	$9,564	$33,926	$12,129
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	July 28, 2013	January 27, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,060	$223,192
Temporary investments	—	4,973
Accounts receivable, less allowances of $4,389 at July 28, 2013 and $4,917 at January 27, 2013	80,595	69,160
Inventories	78,214	74,878
Deferred tax assets	7,334	7,473
Prepaid taxes	7,073	7,794
Other current assets	19,214	18,523
Total current assets	429,490	405,993
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $111,944 at July 28, 2013 and $101,766 at January 27, 2013	113,314	101,837
Long-term investments	4,923	7,907
Deferred tax assets	40,828	33,563
Goodwill	393,584	393,584
Other intangible assets, net	187,916	206,058
Other assets	19,595	22,071
TOTAL ASSETS	$1,189,650	$1,171,013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,404	$51,991
Accrued liabilities	36,866	49,276
Deferred revenue	5,398	3,745
Current portion - long term debt	18,385	48,449
Deferred tax liabilities	3,245	4,221
Total current liabilities	114,298	157,682
Non-current liabilities:
Deferred tax liabilities	3,636	2,042
Long term debt, less current portion	282,157	282,286
Other long-term liabilities	39,073	34,177
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 67,785,261 outstanding on July 28, 2013 and 78,136,144 issued and 66,607,347 outstanding on January 27, 2013	785	785
Treasury stock, at cost, 10,350,883 shares as of July 28, 2013 and 11,528,797 shares as of January 27, 2013	(180,321)	(200,604)
Additional paid-in capital	357,441	355,990
Retained earnings	572,191	538,302
Accumulated other comprehensive income	390	353
Total stockholders’ equity	750,486	694,826
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,189,650	$1,171,013
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	July 28, 2013	July 29, 2012
Cash flows from operating activities:
Net income	$33,889	$12,231
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	28,937	22,545
Effect of acquisition fair value adjustments	2,529	28,600
Accretion of deferred financing costs and debt discount	1,010	1,081
Write-off of deferred financing costs and debt discount	8,773	—
Deferred income taxes	(6,529)	(12,425)
Stock-based compensation	14,782	10,245
Excess tax benefits on stock based compensation	—	(2,913)
(Gain) loss on disposition of property, plant and equipment	(27)	85
Changes in assets and liabilities:
Accounts receivable, net	(11,435)	(13,079)
Inventories	(5,659)	3,426
Prepaid expenses and other assets	46	6,301
Accounts payable	(2,479)	(2,344)
Accrued liabilities	(10,140)	(19,764)
Deferred revenue	1,532	1,314
Income taxes payable and prepaid taxes	(1,389)	(24,757)
Other liabilities	4,605	1,325
Net cash provided by operating activities	58,445	11,871
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,050)	(10,106)
Proceeds from sales and maturities of available-for-sale investments	8,998	103,199
Proceeds from sales of property, plant and equipment	57	—
Purchase of property, plant and equipment	(23,565)	(10,715)
Purchase of intangible assets	(2,583)	—
Acquisitions, net of cash acquired	—	(491,717)
Net cash used in investing activities	(18,143)	(409,339)
Cash flows from financing activities:
Proceeds from debt issuance, net of discount	326,448	347,000
Deferred financing cost	(2,085)	(8,962)
Payment on interest rate cap	—	(1,100)
Excess tax benefits on stock based compensation	—	2,913
Proceeds from exercises of stock options	8,328	2,413
Repurchase of outstanding common stock	—	(269)
Payment of long term debt	(359,125)	(5,625)
Net cash (used in) provided by financing activities	(26,434)	336,370
Effect of exchange rate increase on cash and cash equivalents	—	(66)
Net increase (decrease) in cash and cash equivalents	13,868	(61,164)
Cash and cash equivalents at beginning of period	223,192	227,022
Cash and cash equivalents at end of period	$237,060	$165,858
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
High-End Consumer: handheld products, set-top boxes, digital televisions, tablet computers, digital video recorders, wired and fiberless high-speed interfaces and other consumer equipment.
Industrial: broadcast studio equipment, automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The second quarter of fiscal years 2014 and 2013 each consisted of 13 weeks.
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
These interim unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 27, 2013. The results reported in these interim unaudited consolidated condensed financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.

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

Note 2: Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Net income	$19,112	$10,022	$33,889	$12,231

Weighted average common shares outstanding - basic	67,614	65,587	67,285	65,435
Dilutive effect of employee equity incentive plans	1,476	1,578	1,527	1,772
Weighted average common shares outstanding - diluted	69,090	67,165	68,812	67,207

Basic earnings per common share	$0.28	$0.15	$0.50	$0.19
Diluted earnings per common share	$0.28	$0.15	$0.49	$0.18

Anti-dilutive shares not included in the above calculations	352	1,472	392	1,190
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
The Company includes revenue related to granted technology licenses as part of “Net sales.” Historically, revenue from these arrangements has not been significant though it is part of the Company’s recurring ordinary business.
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
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in the second quarter of fiscal year 2014 or fiscal year 2013.

Note 4: Acquisitions
Gennum Corporation (“Gennum”)
On March 20, 2012, the Company, through its wholly-owned subsidiary Semtech Canada Inc., completed the acquisition of all outstanding equity interests of Gennum (TSX: GND), a leading supplier of high speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets.

Upon consummation of the business acquisition, which constituted a change in control of Gennum, Gennum’s stock option awards and restricted shares became fully vested. Semtech acquired 100% of the outstanding shares and vested stock options, restricted shares, and deferred share units of Gennum for CDN $13.55 per share for a total purchase price of $506.5 million. The acquisition was financed with a combination of cash from Semtech’s international cash reserves and $347.0 million of five-year secured term loans, net of original issuance debt discount of $3.0 million (see Note 10).
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
The Company’s allocation of the total purchase price as of March 20, 2012 is summarized below:

(in thousands)	At March 20, 2012
Cash	$19,664
Accounts receivable, less allowances	14,032
Inventories	62,941
Prepaid expenses	3,832
Income taxes receivable	1,467
Deferred tax assets - current	8,590
Other current assets	7,804
Property, plant and equipment	25,702
Amortizable intangible assets	129,863
In-process research and development	29,100
Goodwill	261,891
Deferred tax assets - non-current	31,235
Other non-current assets	8
Deferred tax liabilities	(47,077)
Accounts payable	(18,232)
Accrued liabilities	(24,274)
Total acquisition consideration	$506,546
(in thousands)	At March 20, 2012
Amortizable intangible assets:
Developed technology	$95,100
Customer relationships	28,000
Other intangible assets	6,763
Total amortizable intangible assets	$129,863
The Company completed the purchase price allocation for its acquisition of Gennum in fiscal year 2013.
The Company recorded the following transaction and integration related costs in the three and six months ended July 28, 2013 and July 29, 2012:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Transaction and integration related costs	$386	$1,763	$987	$20,389
These costs are included in the unaudited consolidated condensed statements of income for the respective periods under “Selling, general and administrative.”
For the three and six months ended July 28, 2013 and July 29, 2012 (for the period after acquisition), the Company recognized the following net revenues and corresponding net income (loss) attributable to Gennum:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Net revenue - Gennum	$47,376	$35,346	$87,657	$47,340
Net income (loss) - Gennum	5,130	(22,741)	4,320	(51,274)
Pro Forma Financial Information
The results of operations of Gennum have been included in the Company’s consolidated statements of income since the acquisition date of March 20, 2012. The following table reflects the unaudited consolidated pro forma information as if the acquisition had been completed on January 29, 2011, after giving effect to certain adjustments including the following for the three and six months ended July 29, 2012:

•	decrease in cost of goods sold associated with fair value adjustment related to acquired inventory of $17.7 million and $30.6 million for the three and six months ended July 29, 2012, respectively;

•	increase in operating expense as a result of the settlement of two pre-acquisition contingencies related to legal matters of $4.2 million for the six months ended July 29, 2012;

•	decrease in amortization expense as a result of acquired intangible assets of $1.2 million for the three months ended July 29, 2012 and increase of $0.8 million for the six months ended July 29, 2012;

•	decrease in tax benefit of $23.4 million associated with the releasing of prior accrued taxes on foreign earnings for the six months ended July 29, 2012;

•
decrease in interest expense of $0.2 million associated with the $350 million term loans entered into to finance the acquisition for the three months ended July 29, 2012 and increase of $2.0 million for the six months ended July 29, 2012; and

•	the related tax effects.
Unaudited Consolidated Pro forma Information:

	Three Months Ended	Six Months Ended
	July 29, 2012	July 29, 2012
(in thousands)	(unaudited)	(unaudited)
Revenue	$150,704	$291,586
Net income	$26,020	$16,637
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
Cycleo SAS (“Cycleo”)
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
As of July 28, 2013, the Company does not expect to make any earn-out payments related to the year 1 and year 2 milestones. The potential earn-out payments for the year 1 and year 2 milestones were $1.8 million and $3.0 million, respectively.
Net revenues and earnings attributable to Cycleo since the acquisition date were not material. Pro forma results of operations have not been presented as the acquisition was not material to the Company’s consolidated financial statements.

Note 5: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the unaudited consolidated condensed statements of income for the three and six months ended July 28, 2013 and July 29, 2012.

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Cost of sales	$405	$297	$733	$528
Selling, general and administrative	3,548	2,657	8,430	5,881
Product development and engineering	2,203	1,965	5,619	3,836
Stock-based compensation, pre-tax	$6,156	$4,919	$14,782	$10,245
Net change in stock-based compensation capitalized into inventory	$8	$16	$85	$82
Share-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock compensation. As of July 28, 2013, the Company has granted options and restricted stock under the plans and has also issued some stock-based compensation outside of the plans, including options and restricted stock issued as inducements to join the Company.
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
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of options granted in the three and six months ended July 28, 2013 and July 29, 2012:

	Three Months Ended		Six Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Expected lives, in years	4.7	4.4 - 4.6	4.2 - 4.7	4.4 - 4.6
Estimated volatility	33%	40%	33% - 35%	40% - 41%
Dividend yield	—	—	—	—
Risk-free interest rate	1.3%	0.70%	0.65% - 1.3%	0.70%
Weighted average fair value on grant date	$10.59	$8.31	$9.33	$9.68
The estimated fair value of restricted stock awards was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock units awarded in the second quarter of fiscal year 2014 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards is re-measured at the end of each quarter.
Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years).

A summary of the activity for stock option awards during the first six months of fiscal year 2014 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (in years)
Balance at January 27, 2013	2,579	$18.29	$29,789	$3,817	1,937
Options granted	240	32.04
Options exercised	(790)	16.71	13,982
Options cancelled/forfeited	(12)	23.56
Balance at July 28, 2013	2,017	$20.28	$22,092	$4,651	1,370
Exercisable at July 28, 2013	1,370	$17.28	$19,262			2.4
Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. There is no outstanding and unvested restricted stock as of July 28, 2013.
Performance Units. The Company grants performance-based vesting restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 412,500 shares and 402,500 shares settled in cash. The Company would have a liability accrued in the unaudited consolidated condensed balance sheet equal to the value of 402,500 shares on the settlement date, which would be settled in cash. Only cash performance unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At July 28, 2013, the performance metrics associated with the outstanding awards issued in fiscal years 2014, 2013 and 2012 are expected to be met at a level which would result in a grant at 100%, 80%, and 97% of target, respectively.
The following table summarizes the activity for performance units for the first six months of fiscal year 2014:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per share amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 27, 2013	353	181	172	$4,422	$23.50	$4,754	1.1
Performance units granted	186	93	93		30.82
Performance units vested	(114)	(57)	(57)		16.68
Performance units cancelled/forfeited	(13)	(7)	(6)		25.70
Change in liability				(2,405)
Balance at July 28, 2013	412	210	202	$2,017	$28.62	$7,646	1.8

Stock Units, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years).

The following table summarizes the stock unit award activity for the first six months of fiscal year 2014:

(in thousands, except per share amount)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 27, 2013	2,558	$23.41		$49,374	2.5
Stock units granted	308	32.50
Stock units vested	(504)	22.59	$16,317
Stock units forfeited	(97)	24.60
Balance at July 28, 2013	2,265	$24.78		$45,996	2.3

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.
Stock Units, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These restricted stock units are accounted for as liabilities and accrued in the unaudited consolidated condensed balance sheets because they are cash settled. These awards are vested after 1 year of service. However, because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the activity for stock unit awards for the first six months of fiscal year 2014:

(in thousands, except per share amount)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 27, 2013	20	$4,557	$24.46	$253	0.4
Stock units granted	18		35.17
Stock units vested	(20)		24.46
Stock units forfeited	—		—
Change in liability		537
Balance at July 28, 2013	18	$5,094	$35.17	$518	0.9
As of July 28, 2013, the total number of vested but unsettled stock units for Non-Employee Directors is 161,182 units which are included in the recorded liability.

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
The following table summarizes the Company’s available for sale investments:

	July 28, 2013			January 27, 2013
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Loss	Market Value	Adjusted Cost	Gross Unrealized Gain
Agency securities	$4,923	$4,924	$(1)	$7,907	$7,900	$7
Bank time deposits	—	—	—	4,973	4,973	—
Total investments	$4,923	$4,924	$(1)	$12,880	$12,873	$7
Agency securities are specific securities that are issued by United States government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s available for sale investments:

	July 28, 2013		January 27, 2013
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$—	$—	$4,973	$4,973
After 1 year through 5 years	4,923	4,924	7,907	7,900
Total investments	$4,923	$4,924	$12,880	$12,873
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

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Unrealized loss, net of tax	$(4)	$(7)	$(5)	$(27)
Decrease to deferred tax liability	(3)	(2)	(3)	(6)
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Interest income	$91	$60	$191	$252
During the third quarter of fiscal year 2013, the Company acquired an investment in a privately traded company for total cash consideration of $2.5 million. The Company accounts for the investment in equity interests under the cost method of accounting since it does not have the ability to exercise significant influence over the investee. The investment in equity interests is included in “Other assets” on the unaudited consolidated condensed balance sheet as of July 28, 2013.
Note 7: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of July 28, 2013				Fair Value as of January 27, 2013
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Agency securities	$4,923	$—	$4,923	$—	$7,907	$—	$7,907	$—
Bank time deposits	—	—	—	—	4,973	—	4,973	—
Total available-for-sale securities	4,923	—	4,923	—	12,880	—	12,880	—
Interest rate cap	591	—	591	—	544	—	544	—
Total financial assets	$5,514	$—	$5,514	$—	$13,424	$—	$13,424	$—
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
The fair value of the interest rate cap at July 28, 2013 is estimated as described in Note 11 and is included in “Other assets” on the unaudited consolidated condensed balance sheet.
Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s unaudited consolidated condensed balance sheets as follows:

	Fair Value as of July 28, 2013				Fair Value as of January 27, 2013
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Temporary investments	$—	$—	$—	$—	$4,973	$—	$4,973	$—
Long-term investments	4,923	—	4,923	—	7,907	—	7,907	—
Other assets	591	—	591	—	544	—	544	—
Total financial assets	$5,514	$—	$5,514	$—	$13,424	$—	$13,424	$—
During the six months ended July 28, 2013, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of July 28, 2013 and January 27, 2013, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined herein) of $123.3 million and Revolving Commitments (as defined herein) of $177.2 million at July 28, 2013 approximate their carrying amounts based on the variable nature of the rates and their proximity to the May 2, 2013 issuance date. See Note 10 for details.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity security to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its cost method investment during the first six months of fiscal year 2014.
Note 8: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	July 28, 2013	January 27, 2013
Raw materials	$4,393	$1,970
Work in progress	55,986	52,669
Finished goods	17,835	20,239
Inventories	$78,214	$74,878

Note 9: Goodwill and Intangible Assets
Goodwill – There were no changes to goodwill during the first six months of fiscal year 2014.

Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.
The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying unaudited consolidated condensed financial statements using Level 3 inputs. The Company concluded that there were no indicators of impairment as of July 28, 2013.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		July 28, 2013			January 27, 2013
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$178,724	$(52,292)	$126,432	$173,724	$(40,867)	$132,857
Customer relationships	7-10 years	40,130	(10,415)	29,715	40,130	(7,736)	32,394
Technology licenses (1)	5-10 years	8,496	(1,864)	6,632	8,164	(1,056)	7,108
Other intangibles assets	1-5 years	6,600	(5,563)	1,037	6,600	(4,601)	1,999
Total finite-lived intangible assets		$233,950	$(70,134)	$163,816	$228,618	$(54,260)	$174,358

(1)
Technology licenses relate to licensing agreements entered into by the Company. Amortization expense related to technology licenses is reported as “Product development and engineering” in the unaudited consolidated condensed statements of income.

During the first six months of fiscal year 2014, acquired finite-lived intangible assets increased by approximately $5.3 million primarily due to the transfer from indefinite-lived intangible assets to core technologies upon the completion of an in-process research and development project from the Gennum acquisition in March 2012.
For the three months ended July 28, 2013 and July 29, 2012, amortization expense related to acquired finite-lived intangible assets was $7.2 million and $8.0 million, respectively. For the six months ended July 28, 2013 and July 29, 2012, amortization expense related to finite-lived intangible assets was $15.1 million and $12.9 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as “Intangible amortization and impairments” in the unaudited consolidated condensed statements of income.
The estimated annual amount of future amortization expense for all finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Technology license	Sierra Monolithics	Gennum	Cycleo	Total
Remainder of fiscal year 2014	$843	$4,434	$9,483	$504	$15,264
Fiscal year 2015	1,512	8,870	18,965	1,007	30,354
Fiscal year 2016	1,501	8,870	18,419	1,007	29,797
Fiscal year 2017	1,251	8,870	18,332	1,007	29,460
Fiscal year 2018	842	8,160	18,332	1,007	28,341
Thereafter	683	8,490	21,345	82	30,600
Total expected amortization expense	$6,632	$47,694	$104,876	$4,614	$163,816

The following table sets forth the Company’s indefinite-lived intangible assets resulting from business acquisitions:

	July 28, 2013			January 27, 2013
(in thousands)	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount
In-process research and development	$29,870	$(5,770)	$24,100	$34,870	$(3,170)	$31,700
Total indefinite-lived intangible assets	$29,870	$(5,770)	$24,100	$34,870	$(3,170)	$31,700
During the first six months of fiscal year 2014, acquired indefinite-lived intangible assets decreased by approximately $5.0 million due to the transfer from indefinite-lived intangible assets to core technologies upon the completion of an in-process research and development project (“IPR&D”) from the Gennum acquisition in March 2012.
The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate.
The fair value of indefinite-lived intangible assets is tested for impairment on a non-recurring basis in the accompanying unaudited consolidated condensed financial statements using Level 3 inputs. During the three month period ending July 28, 2013, the Company made the strategic decision to discontinue development of microwave products which resulted in the Company recording a $2.6 million impairment to IPR&D from the acquisition of Sierra Monolithics, Inc (“SMI”). Other than this impairment charge, the Company concluded that the fair value of all the continuing acquired in-process research and developments exceeded the carrying value and no impairment existed as of July 28, 2013.

Note 10: Credit Facilities
On March 20, 2012, the Company entered into a credit agreement with certain lenders (the “Prior Lenders”) and Jefferies Finance LLC, as administrative and collateral agent (the “Prior Credit Agreement”). Pursuant to the Prior Credit Agreement, the Prior Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $350.0 million (the “Prior Credit Facilities”), consisting of term A loans in an aggregate principal amount of $100.0 million (the “Term A Loans”) and term B loans in an aggregate principal amount of $250.0 million (the “Term B Loans”). The initial carrying amounts totaled $99.5 million (net of original issue discount of $0.5 million) for the Term A Loans and $247.5 million (net of original issue discount of $2.5 million) for the Term B Loans.
On May 2, 2013 (the “Closing Date”), the Company, with each of its domestic subsidiaries as guarantors (the “Guarantors”), entered into a new Credit Agreement (the “New Credit Agreement”) with the lenders referred to therein (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. Pursuant to the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “New Facilities”), consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). Up to $40.0 million of the Revolving Commitments may be used to obtain letters of credit; up to $25.0 million of the Revolving Commitments may be used to obtain swing line loans (as defined below); and up to $40.0 million of the Revolving Commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Swing line loans are base rate loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of July 28, 2013, there were no amounts outstanding under the letters of credit, swing line loans, and multi-currency subfacility.
At the Closing Date, $326.5 million of borrowings were outstanding under the New Facilities consisting of $149.3 million of Term Loans and $177.2 million of Revolving Commitments, net of $1.5 million of debt discounts resulting from amounts paid to the Lenders. The debt discounts are amortized using the effective interest method and is included in “Interest expense” in the unaudited consolidated condensed statements of income. The proceeds from the New Facilities were used to repay in full the outstanding obligations of $327.5 million under the Prior Credit Facilities. The Prior Credit Facilities were terminated and accounted for as a debt extinguishment.
Debt issuance costs incurred in connection with the New Facilities totaled approximately $2.0 million and are being amortized using the effective interest method over five year terms of the loans, and are included in “Interest expense” in the unaudited consolidated condensed statements of income.
As a result of the debt refinancing, the Company expensed approximately $8.8 million of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities. The expense is included in “Interest expense” in the unaudited consolidated condensed statements of income for the three and six months ended July 28, 2013.
The New Credit Agreement provides that, subject to certain conditions, Semtech may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or increases to the Revolving Commitments in an aggregate principal amount not to exceed $100.0 million, the proceeds of which may be used for working capital and general corporate purposes.
Interest on loans made under the New Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate, (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. The New Credit Agreement includes a multi-currency subfacility where interest on loans made in Alternative Currencies (other than Canadian Dollars) accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans made under the New Credit Agreement in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by Administrative Agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a base rate loan and swing line loan and quarterly for a Euro dollar rate loan. Interest is payable on the revolving credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional term loans, respectively. As of July 28, 2013, the interest rates payable on both the Term Loans and the Revolving Commitments was 1.95%.
Quarterly principal payments for Term Loans are due beginning on the last day of the Company’s fiscal quarter-end months, beginning on October 27, 2013 and ending on April 30, 2018. The quarterly principal payments related to the term loans are due as follows: $9.4 million in fiscal year 2014; $18.8 million in fiscal year 2015; $18.8 million in fiscal year 2016; $18.8 million in fiscal year 2017; $24.4 million in fiscal year 2018. The final remaining principal payment is due on the maturity date of May 1, 2018.
There are no scheduled principal payments for the Revolving Commitments. The Company may, upon notice to the administrative agent, at any time or from time to time voluntarily prepay the Term Loans or Revolving Commitments in whole or in part without premium or penalty. On June 3, 2013, the Company made an early prepayment of $26.0 million against the Term Loans.
All obligations of Semtech under the New Facilities are unconditionally guaranteed by each of the Guarantors.  The obligations of Semtech and the Guarantors in respect to the New Facilities are secured by a first priority security interest in substantially all of the assets of Semtech and the Guarantors, subject to certain customary exceptions.
The Company was subject to customary covenants, including the maintenance of a minimum interest ratio of 3.50:1.00 as of July 28, 2013 and a maximum total consolidated leverage ratio of 3.00:1.00 as of July 28, 2013. The Company was in compliance with such financial covenants as of July 28, 2013.
The New Facilities also contain customary events of default. If any event of default occurs, the principal, interest and any other monetary obligations on all the then outstanding amounts under the New Facilities may become due and payable immediately.

Note 11: Interest Rate Derivative Agreement
In June 2012, in connection with the Prior Credit Agreement, the Company entered into an interest rate cap agreement (“Cap Agreement”) with a $175.0 million notional amount and an upfront payment of $1.1 million. The Cap Agreement matures on February 22, 2016 and caps interest rates on one-month LIBOR at 1.00%. The Company did not have any interest rate derivative agreements outstanding prior to June 2012.
The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million (see Note 10), permits the Company to elect LIBOR or Base Rate loans. Since the Company intends to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company. No ineffectiveness was recorded during the six months ended July 28, 2013.
The Cap Agreement is recorded at estimated fair value at the end of each reporting period. The fair value of the Cap Agreement at July 28, 2013 was determined using level 2 inputs, including observable market-based inputs such as interest rate curves and implied volatilities for similar instruments with similar contractual terms.
The Company has determined that the Cap Agreement is highly effective in offsetting future variable interest payments associated with the hedged portion of the Company’s New Credit Agreement. Gains or losses associated with the value of the Cap Agreement are initially reported in other comprehensive income or loss and amortized as an increase to interest expense through the maturity of the Cap Agreement. The amount of unrealized losses on the Cap Agreement recorded in other comprehensive loss at July 28, 2013 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $139,000.
Note 12: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S.
The gross unrecognized tax benefit (before federal impact of state items) was $13.1 million at July 28, 2013 and January 27, 2013. Included in the balance of unrecognized tax benefits at July 28, 2013 and January 27, 2013, is $11.1 million of net tax benefit (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions is reflected on the unaudited consolidated condensed balance sheets as follows:

(in thousands)	July 28, 2013	January 27, 2013
Accrued liabilities	$188	$188
Other long-term liabilities	10,887	10,887
Total accrued taxes	$11,075	$11,075
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision (benefit) for taxes on the unaudited consolidated condensed statements of income. The Company had approximately $293,000 of net interest and penalties accrued at July 28, 2013 and January 27, 2013.
Tax years prior to 2009 (the Company’s fiscal year 2010) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal year 2010 and fiscal year 2011. The Company is also currently under audit by the Canadian Revenue Agency for fiscal years 2010, 2011 and the year ended March 19, 2012. For state returns, the Company is generally not subject to income tax examinations for years prior to 2008 (the Company’s fiscal year 2009). The Company has a primary significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2010. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

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

Note 14: Geographic Information and Concentration of Risk
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
Net sales activity by geographic region is as follows:

	Three Months Ended		Six Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
North America	17%	18%	16%	19%
Asia-Pacific	72%	69%	73%	67%
Europe	11%	13%	11%	14%
	100%	100%	100%	100%
The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales:

	Three Months Ended		Six Months Ended
(percentage of total sales)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
United States	15%	17%	15%	17%
China (including Hong Kong)	32%	37%	33%	37%
Japan	13%	10%	12%	10%
South Korea	11%	6%	11%	7%

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Domestic	$(11,831)	$(8,887)	$(18,245)	$(17,725)
Foreign	25,506	7,570	47,131	(4,363)
Total	$13,675	$(1,317)	$28,886	$(22,088)
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
Each of the following significant customers accounted for at least 10% of net sales for at least one of the periods indicated:

	Three Months Ended		Six Months Ended
(percentage of net sales)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Samsung Electronics (and affiliates)	11%	10%	13%	12%
Huawei Technologies (and affiliates)	9%	11%	9%	11%
The following table shows the list of customers that have an outstanding receivable balance that represents at least 10% of total net receivables for at least one of the periods indicated:

	Balance as of
(percentage of net accounts receivable)	July 28, 2013	January 27, 2013
Samsung Electronics (and affiliates)	12%	12%
Huawei Technologies (and affiliates)	11%	14%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Germany, Poland, United Kingdom and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines.

Note 15: Stock Repurchase Program and Shares Withheld from Vested Restricted Shares
The Company has conducted stock repurchasing programs with authorized purchasing amounts going back to March 2008. All stock repurchasing activity has been conducted under authorization from the Board of Directors. The most recent authorization was approved by the Board of Directors in November 2011, under which the Company was authorized to repurchase up to $50.0 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2011 Program”). On August 21, 2013, the Company announced an additional $50.0 million expansion of the 2011 Program.
In addition to repurchase activity under the 2011 Program, the Company typically withholds shares from vested restricted stock to pay employee payroll and income tax withholding liabilities.
The following table summarizes the stock repurchase activities and shares withheld from vested restricted shares during the periods indicated:

	Three Months Ended				Six Months Ended
	July 28, 2013		July 29, 2012		July 28, 2013		July 29, 2012
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the 2008 Program	—	$—	—	$—	—	$—	—	$—
Shares withheld from vested restricted shares	—	—	3,513	87	—	—	9,696	269
Total treasury shares activities	—	$—	3,513	$87	—	$—	9,696	$269
The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 16: Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update allowing companies to designate the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purpose. This update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations, cash flows, or disclosures.
In July 2013, the FASB issued an accounting standards update requiring companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to deferred tax assets in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations, cash flows, or disclosures.

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

Our product lines include:
Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors (“TVS”). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge or secondary lightning surge energy can permanently damage voltage sensitive complementary metal–oxide–semiconductor (“CMOS”) integrated circuits (“ICs”). Our portfolio includes filter and termination devices that are integrated in with the transient voltage suppressor (“TVS”) devices. Our protection products feature low capacitance, providing robust protection while preserving signal integrity in high-speed networking and video interfaces. These products also operate at very low voltage needed for today’s low voltage ICs. Our protection products can be found in a broad range of applications including smart phones, LCD TVs, set-top boxes, tablet computers, notebooks, base stations, routers, and industrial instruments.
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
Gennum Products. We design, develop and market a portfolio of optical communications, broadcast video, active cable transceiver and backplane products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our broadcast video products offer advanced solutions for next generation video formats, ever increasing data rates and evolving I/O (input/output) and distance requirements. Our security and surveillance products for HDcctv enable upgrade of analog cctv installations to full digital HD, leveraging the installed base of cabling, and our fully integrated transmit and receive products enable the highest performance, longest reach HDcctv standards-compliant designs. Our comprehensive portfolio of IC’s for optical transceivers, backplane applications and consumer high-speed interfaces ranges from 100Mbps to 100Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON, SONET and PCI Express.
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
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the second quarter of fiscal years 2014 and 2013 represented 45% and 40% of net sales, respectively. Sales made directly to customers during the second quarter of fiscal years 2014 and 2013 were 56% and 59% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Germany, Poland, United Kingdom and Israel. For the second quarter of fiscal year 2014, approximately 35% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the second quarter of fiscal year 2014 constituted approximately 85% of our net sales. Approximately 84% of foreign sales during the second quarter of fiscal year 2014 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

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
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs which is expected to approximate actual costs at the date of sale. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2013 or the first six months of fiscal year 2014.
The following table summarizes the deferred net revenue balance:

(in thousands)	July 28, 2013	January 27, 2013
Deferred revenue	$5,817	$4,467
Deferred cost of revenue	1,306	1,099
Deferred revenue, net	4,511	3,368
Deferred product design and engineering recoveries	887	377
Total deferred revenue	$5,398	$3,745
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of income data expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.0%	50.5%	39.5%	51.4%
Gross Profit	61.0%	49.5%	60.5%	48.6%
Operating costs and expenses:
Selling, general and administrative	20.2%	20.7%	20.8%	28.4%
Product development and engineering	20.1%	21.6%	20.7%	21.2%
Intangible amortization and impairments	5.9%	5.3%	5.4%	5.1%
Total operating costs and expenses	46.2%	47.6%	46.9%	54.7%
Operating income (loss)	14.8%	1.9%	13.6%	(6.1)%
Interest expense	(6.4)%	(2.3)%	(4.5)%	(1.9)%
Interest income and other (expense), net	(0.1)%	(0.4)%	(0.3)%	(0.3)%
Income (loss) before taxes	8.3%	(0.8)%	8.8%	(8.3)%
Benefit for taxes	(3.3)%	(7.5)%	(1.5)%	(12.8)%
Net income	11.6%	6.7%	10.3%	4.5%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Domestic	$(11,831)	$(8,887)	$(18,245)	$(17,725)
Foreign	25,506	7,570	47,131	(4,363)
Total	$13,675	$(1,317)	$28,886	$(22,088)

Domestic loss from continuing operations includes amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.
Comparison of the Three Months Ended July 28, 2013 and July 29, 2012
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The second quarter of fiscal years 2014 and 2013 each consisted of 13 weeks.
Our sales by major end-market are detailed below:

	Three Months Ended
(in thousands, except percentages)	July 28, 2013		July 29, 2012
Enterprise Computing	$31,427	19%	$25,090	17%
Communications	47,300	29%	53,006	35%
High-end Consumer (1)	45,219	27%	39,156	26%
Industrial and Other	41,064	25%	33,452	22%
Total	$165,010	100%	$150,704	100%

(1)
Approximately $10.6 million and $5.5 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the second quarter of fiscal years 2014 and 2013, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales Net sales for the second quarter of fiscal year 2014 were $165.0 million, an increase of 9% compared to $150.7 million for the second quarter of fiscal year 2013.
Revenue in the second quarter of fiscal year 2014 benefited from strength in demand for products that support the smart phone, surveillance and optical transceivers markets.

We expect revenue to decline in the third quarter of fiscal year 2014, as compared to the second quarter of fiscal year 2014.  The main drivers for this expected decline include softness in the smart phone market as key customers seek to reduce inventory levels, seasonal softness in industrial applications and delays in China infrastructure orders.

Gross Profit During the second quarter of fiscal year 2014, gross profit increased to $100.7 million from $74.5 million in the second quarter of fiscal year 2013. Gross profit margins increased to 61.0% in the second quarter of fiscal year 2014 from 49.5% in the second quarter of fiscal year 2013. The increase in gross profit margin was driven by the amortization of acquired inventory, which was fully amortized in the first quarter of fiscal year 2014. The improvement of gross profit in the second quarter of fiscal year 2014 was driven by higher volumes, higher levels of IP revenue and the previously recognized full amortization of the fair value adjustment for acquired inventory. These benefits were partially offset by an unfavorable product mix toward higher sales of lower margin products.
In the third quarter of fiscal year 2014, we expect gross profit margin to decline as a result of unfavorable product mix, lower volumes and lower levels of IP revenue.

Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	July 28, 2013		July 29, 2012
Selling, general and administrative	$33,315	44%	$31,220	44%	7%
Product development and engineering	33,125	43%	32,613	45%	2%
Intangible amortization and impairments	9,811	13%	7,977	11%	23%
Total operating costs and expenses	$76,251	100%	$71,810	100%	6%
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $2.1 million in the second quarter of fiscal year 2014 compared to the same quarter of fiscal year 2013 driven primarily by higher stock-based compensation expense and higher marketing and commission expense due to higher sales.
We expect operating costs to decline in the third quarter of fiscal year 2014, as compared to the second quarter of fiscal year 2014.  The main drivers for this expected decline include lower variable expenses associated with lower revenue and the impact from cost reduction actions we have taken in response to the softer revenue outlook.

Product Development and Engineering Expenses
Product development and engineering expenses increased by $0.5 million in the second quarter of fiscal year 2014 compared to the same quarter of fiscal year 2013 driven primarily by higher stock-based compensation expense in the second quarter of fiscal year 2014.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization and Impairments
Intangible amortization and impairments was $9.8 million and $8.0 million in the second quarter of fiscal years 2014 and 2013, respectively. The $1.8 million increase was driven primarily by the impairment charge of $2.6 million recorded to write-off acquired IPR&D from the SMI acquisition offset by $0.8 million lower intangible amortization due to service backlog intangible assets from the Gennum acquisition having been fully amortized in the first quarter of fiscal year 2014.
Intangible amortization and impairments is expected to decline in the third quarter of fiscal year 2014, as a result of the discrete write-off of IPR&D in the second quarter of fiscal year 2014.

Interest Expense
Interest expense was $10.6 million and $3.4 million in the second quarter of fiscal year 2014 and 2013, respectively. The $7.2 million increase was due to an $8.7 million write-off of unamortized original issue discount and debt issuance cost associated with the retired debt offset by $1.5 million of cost savings resulting from refinancing $350.0 million of debt in the second quarter of fiscal year 2014.
Interest expense is expected to be approximately $1.7 million for the third quarter of fiscal year 2014.
Interest Income and Other (Expense) Income, Net
Interest income and other (expense) income, net was $(0.2) million in the second quarter of fiscal year 2014, compared to $0.6 million in the second quarter of fiscal year 2013. The decrease is primarily due to the volatility of foreign exchange related to cash holding by the Company in local currencies.
Income Taxes
In the second quarter of fiscal year 2014, we recorded an income tax benefit of approximately $5.4 million compared to an income tax benefit of $11.3 million in the second quarter of fiscal year 2013. The effective tax rates for the second quarter of fiscal years 2014 and 2013 were a benefit of 39.8% and 861.0%, respectively. Our effective tax rate in the second quarter of fiscal year 2014 differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Comparison of the Six Months Ended July 28, 2013 and July 29, 2012
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first six months of fiscal years 2013 and 2012 each consisted of 26 weeks.
Our sales by major end-market are detailed below:

	Six Months Ended
(in thousands, except percentages)	July 28, 2013		July 29, 2012
Enterprise Computing	$57,153	17%	$39,055	15%
Communications	92,044	28%	94,765	35%
High-end Consumer (1)	97,205	30%	77,710	29%
Industrial and Other	81,015	25%	55,816	21%
Total	$327,417	100%	$267,346	100%

(1)
Approximately $25.2 million and $10.2 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first six months of fiscal years 2014 and 2013, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales Net sales for the first six months of fiscal year 2014 were $327.4 million, an increase of 22% compared to $267.3 million for the first six months of fiscal year 2013.
Revenue in the first six months of fiscal year 2014 benefited from a full six months of activity of Gennum sales and strength in demand for products that support the smart phone, surveillance and optical transceivers markets.

Gross Profit During the first six months of fiscal year 2014, gross profit increased to $198.0 million from $129.9 million in the first six months of fiscal year 2013. Gross profit margins increased to 60.5% in the first six months of fiscal year 2014 from 48.6% in the first six months of fiscal year 2013.
The improvement of gross profit in the first six months of fiscal year 2014 was driven by higher volumes, higher levels of IP revenue and the previously recognized full amortization of the fair value adjustment for acquired inventory. These benefits were partially offset by unfavorable product mix.
Operating Costs and Expenses

	Six Months Ended				Change
(in thousands, except percentages)	July 28, 2013		July 29, 2012
Selling, general and administrative	$68,109	44%	$76,038	52%	(10)%
Product development and engineering	67,684	44%	56,696	39%	19%
Intangible amortization and impairments	17,667	12%	13,555	9%	30%
Total operating costs and expenses	$153,460	100%	$146,289	100%	5%

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $7.9 million in the first six months of fiscal year 2014, compared to the first six months of fiscal year 2013 driven primarily by $20.4 million of transaction and integration expenses related to the acquisitions of Gennum and Cycleo in March 2012 and the impact of two full quarters of Gennum results in the first six months of fiscal year 2014 compared to the inclusion of Gennum results only from March 2012 for the same period of fiscal year 2013.
Product Development and Engineering Expenses
Product development and engineering expenses increased by $11.0 million in the first six months of fiscal year 2014, compared to the first six months of fiscal year 2013 driven primarily by the impact of two full quarters of Gennum results in the first six months of fiscal year 2014 compared to the inclusion of Gennum results only from March 2012 for the same period of fiscal year 2013.

The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization and Impairments
Intangible amortization and impairments were $17.7 million and $13.6 million in the first six months of fiscal years 2014 and 2013, respectively. The $4.3 million increase was driven primarily by the impairment charge of $2.6 million recorded to write-off acquired IPR&D from the SMI acquisition and the impact of two full quarters of Gennum results in the six months of fiscal year 2014 compared to the inclusion of Gennum results only from March 2012 for the same period of fiscal year 2013.
Interest Expense
Interest expense was $14.6 million and $5.0 million in the first six months of fiscal year 2014 and 2013, respectively. The increase resulted from an $8.7 million write-off of unamortized original issue discount and debt issuance cost associated with the retired debt in the second quarter of fiscal year 2014, partially offset by lower interest expense.
Interest Income and Other Expense, Net
Interest income and other expense, net was $1.0 million in the first six months of fiscal year 2014, compared to $0.7 million in the first six months of fiscal year 2013. The increase was due primarily to the volatility of foreign exchange related to cash holding by the Company in local currencies.
Income Taxes
In the first six months of fiscal year 2014 we recorded an income tax benefit of approximately $5.0 million compared to an income tax benefit of $34.3 million in the first six months of fiscal year 2013. The effective tax rates for the first six months of fiscal years 2014 and 2013 were a benefit of 17.3% and 155.4%, respectively. Our effective tax rate in fiscal year 2014 differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S.
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
As of July 28, 2013, our total shareholders’ equity was $750.5 million. At that date we also had approximately $237.1 million in cash and temporary investments, $4.9 million in long-term investments, and $300.5 million of borrowings, net of debt discount.

Our primary sources and uses of cash for the corresponding periods are presented below:

	Six Months Ended	Six Months Ended
(in millions)	July 28, 2013	July 29, 2012
Sources of Cash
Operating activities	$58.5	$11.9
Proceeds from exercise of stock options including tax benefits	8.3	5.3
Proceeds from sale of investments	9.0	103.2
Issuance of debt, net of discount and debt issuance cost	324.4	338.0
	$400.2	$458.4
Uses of Cash
Capital expenditures, net of sale proceeds	$(23.5)	$(10.7)
Acquisitions, net of cash acquired	—	(491.7)
Purchases of investments	(1.1)	(10.1)
Payment of long-term debt	(359.1)	(5.6)
Payment for interest rate cap	—	(1.1)
Repurchase of common stock	—	(0.3)
Purchase of intangible assets	(2.6)	—
	$(386.3)	$(519.5)
Effect of exchange rate increase on cash and cash equivalents	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$13.9	$(61.2)
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of July 28, 2013, our foreign subsidiaries held approximately $207.2 million of cash and cash equivalents compared to $180.2 million at January 27, 2013.
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
Operating cash flow for the first six months of fiscal year 2014 was impacted by several significant non-cash transaction related items including an $8.8 million write off of unamortized deferred financing costs and original issue discount associated with the retired debt, $28.9 million of depreciation, amortization, and impairment expense, $14.8 million of stock-based compensation expense, and $1.0 million of accretion of capitalized finance costs.
Investing Activities
Cash used for investing activities is primarily attributable to capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.

Capital expenditures were $23.6 million for the first six months of fiscal year 2014 compared to $10.7 million for the first six months of fiscal year 2013. The increase in capital expenditures was primarily to maintain and expand our test capacity, support engineering and manufacturing functions, and to develop our new Enterprise Resource Planning (“ERP”) software platform.
Financing Activities
Cash used by financing activities is primarily attributable to cash payment for long-term debt offset by proceeds from debt issuance and the exercise of stock options.
In the first six months of fiscal year 2014, cash proceeds from the exercise of stock options were $8.3 million compared to $2.4 million in the first six months of fiscal year 2013.
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
We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. No shares were repurchased in the first six months of fiscal years 2014 and 2013.
In addition to the stock repurchase program, shares valued at $269,000 were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the first six months of fiscal year 2013. There were no withholdings in the first six months of fiscal year 2014.
In addition to using our cash, we incurred debt of $347.0 million (net of original issue discount of $3.0 million) in term loans during the first six months of 2013 to complete the Gennum acquisition. Repayments of long term debt during the first six months of fiscal year 2014 totaled $359.1 million which includes $26.0 million early prepayment made for the New Credit Agreement on June 3, 2013. In accordance with the Prior Credit Agreement, we entered into an interest rate cap agreement protecting at least 50% of the variable interest rate exposure on the term loans and made an upfront payment of $1.1 million in June 2012.
On May 2, 2013, we entered into a New Credit Agreement with the Lenders and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. Pursuant to the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in aggregate principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million. We have incurred loan fees of $2.0 million for the New Credit Agreement which will be amortized to interest expense over the five-year loan term commencing in the second quarter of fiscal year 2014.
The New Facilities replace the Prior Credit agreement which was terminated on the closing date of the New Credit Agreement.

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
Contractual Obligations
Except as discussed below, there were no material changes in our contractual obligations during the first six months of fiscal year 2014 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 27, 2013 filed with the SEC on March 28, 2013.
On May 2, 2013, the Company entered into a New Credit Agreement to replace Semtech’s existing $350.0 million senior secured first lien term loan credit facilities entered into on March 20, 2012. Refer to Note 10 for more details.
Payments under the New Credit Agreement are scheduled to occur in the following periods:

July 28, 2013
(in thousands)	Long-Term Debt
Less than 1 year	$18,750
1 to 3 years	37,500
After 3 years	245,750
$302,000
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
On June 18, 2012, we entered into an interest rate cap agreement to fulfill the requirements of our Prior Credit Agreement. The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million (see Note 10), permits the Company to elect LIBOR or Base Rate loans. Since the Company intends to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company.
We do not engage in the trading of derivative financial instruments in the normal course of business. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.2 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would decrease the fair value of our new variable-rate debt by approximately $3.0 million.

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
Changes in Internal Controls
During the fiscal quarter ended July 28, 2013, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the second quarter of fiscal year 2014.

Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the second quarter of fiscal year 2014.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2013 (04/29/13-05/26/13)	—	$—	—	$42.5	million
June 2013 (05/27/13-06/23/13)	—	—	—	42.5	million
July 2013 (06/24/13-07/28/13)	—	$—	—	$42.5	million
Total activity	—		—

(1)
The Company has conducted stock repurchasing programs with authorized purchasing amounts going back to March, 2008. All stock repurchasing activity has been conducted under authorization from the Board of Directors. The most recent authorization was approved by the Board of Directors in November, 2011, under which the Company was authorized to repurchase up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2011 Program”). On August 21, 2013, the Company announced an additional $50 million expansion of the 2011 Program.

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

Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2013

10.2
Security Agreement dated May 2, 2013 entered into by Semtech Corporation and the subsidiary guarantors referred to therein, in favor of HSBC Bank USA National Association solely in its capacity as administrative agent under that certain Credit Agreement between the parties of the same date.
Exhibit 10.2 to our Current Report on Form 8-K filed on May 3, 2013

10.3	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

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
Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMTECH CORPORATION
Registrant

Date: September 6, 2013	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: September 6, 2013	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Senior Vice President and
Chief Financial Officer