Form 10-Q
period 2013-10-27
SEMTECH CORP
filed 2013-12-06
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at November 29, 2013: 68,640,043

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED October 27, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Net sales	$141,026	$160,878	$468,443	$428,224
Cost of sales	57,615	64,085	187,037	201,569
Gross profit	83,411	96,793	281,406	226,655
Operating costs and expenses:
Selling, general and administrative	30,849	35,646	98,958	111,684
Product development and engineering	31,948	33,354	99,632	90,050
Intangible amortization and impairments	7,349	8,212	25,016	21,767
Total operating costs and expenses	70,146	77,212	223,606	223,501
Operating income	13,265	19,581	57,800	3,154
Interest expense	(1,818)	(4,172)	(16,462)	(10,208)
Interest income and other (expense), net	(259)	(1,071)	(1,264)	(696)
Income (loss) before taxes	11,188	14,338	40,074	(7,750)
Benefit for taxes	(1,265)	(2,252)	(6,268)	(36,571)
Net income	$12,453	$16,590	$46,342	$28,821
Earnings per share:
Basic	$0.18	$0.25	$0.69	$0.44
Diluted	$0.18	$0.25	$0.67	$0.43
Weighted average number of shares used in computing earnings per share:
Basic	67,792	65,996	67,454	65,622
Diluted	68,871	67,465	68,819	67,306
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Net income	$12,453	$16,590	$46,342	$28,821
Other comprehensive income (loss), before tax:
Change in unrealized holding income (loss) on available-for-sale investments	3	(4)	(5)	(37)
Change in unrealized loss on interest rate cap	(255)	(194)	(208)	(499)
Less: Reclassification adjustments for losses on interest rate cap included in interest expense	(27)	—	(46)	—
Change in cumulative translation adjustment	—	84	—	203
Other comprehensive loss, before tax	(225)	(114)	(167)	(333)
Provision for taxes related to items of other comprehensive loss	82	72	61	189
Other comprehensive loss, net of tax	(143)	(42)	(106)	(144)
Comprehensive income	$12,310	$16,548	$46,236	$28,677
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	October 27, 2013	January 27, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,393	$223,192
Temporary investments	—	4,973
Accounts receivable, less allowances of $5,118 at October 27, 2013 and $4,917 at January 27, 2013	74,146	69,160
Inventories	72,356	74,878
Deferred tax assets	7,260	7,473
Prepaid taxes	7,411	7,794
Other current assets	20,987	18,523
Total current assets	419,553	405,993
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $117,737 at October 27, 2013 and $101,766 at January 27, 2013	115,942	101,837
Long-term investments	4,425	7,907
Deferred tax assets	42,301	33,563
Goodwill	393,584	393,584
Other intangible assets, net	180,162	206,058
Other assets	19,724	22,071
TOTAL ASSETS	$1,175,691	$1,171,013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,843	$51,991
Accrued liabilities	31,300	49,276
Deferred revenue	7,540	3,745
Current portion - long term debt	18,524	48,449
Deferred tax liabilities	4,949	4,221
Total current liabilities	101,156	157,682
Non-current liabilities:
Deferred tax liabilities	3,626	2,042
Long term debt, less current portion	277,927	282,286
Other long-term liabilities	40,283	34,177
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 67,623,660 outstanding on October 27, 2013 and 78,136,144 issued and 66,607,347 outstanding on January 27, 2013	785	785
Treasury stock, at cost, 10,512,484 shares as of October 27, 2013 and 11,528,797 shares as of January 27, 2013	(189,758)	(200,604)
Additional paid-in capital	356,781	355,990
Retained earnings	584,644	538,302
Accumulated other comprehensive income	247	353
Total stockholders’ equity	752,699	694,826
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,175,691	$1,171,013
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	October 27, 2013	October 28, 2012
Cash flows from operating activities:
Net income	$46,342	$28,821
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	42,386	35,300
Effect of acquisition fair value adjustments	2,529	33,251
Accretion of deferred financing costs and debt discount	1,255	1,819
Write-off of deferred financing costs and debt discount	7,093	—
Deferred income taxes	(7,814)	(12,586)
Stock-based compensation	21,610	16,727
Excess tax benefits on stock based compensation	—	(3,335)
(Gain) loss on disposition of property, plant and equipment	(28)	85
Changes in assets and liabilities:
Accounts receivable, net	(4,986)	(8,646)
Inventories	294	1,233
Prepaid expenses and other assets	(3,008)	5,880
Accounts payable	(12,513)	5,377
Accrued liabilities	(12,707)	(12,982)
Deferred revenue	3,674	(231)
Income taxes payable and prepaid taxes	(2,638)	(27,694)
Other liabilities	5,895	3,760
Net cash provided by operating activities	87,384	66,779
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,050)	(17,122)
Proceeds from sales and maturities of available-for-sale investments	9,499	104,699
Proceeds from sales of property, plant and equipment	57	—
Purchase of property, plant and equipment	(30,750)	(18,115)
Purchase of intangible assets	(2,583)	(250)
Acquisitions, net of cash acquired	—	(491,717)
Net cash used in investing activities	(24,827)	(422,505)
Cash flows from financing activities:
Proceeds from debt issuance, net of discount	327,344	347,000
Deferred financing cost	(2,980)	(8,962)
Payment on interest rate cap	—	(1,100)
Excess tax benefits on stock based compensation	—	3,335
Proceeds from exercises of stock options	6,093	4,839
Repurchase of outstanding common stock	(15,000)	(269)
Payment of long term debt	(363,813)	(11,250)
Net cash (used in) provided by financing activities	(48,356)	333,593
Effect of exchange rate increase on cash and cash equivalents	—	65
Net increase (decrease) in cash and cash equivalents	14,201	(22,068)
Cash and cash equivalents at beginning of period	223,192	227,022
Cash and cash equivalents at end of period	$237,393	$204,954
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The third quarter of fiscal years 2014 and 2013 each consisted of 13 weeks.
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

Note 2: Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Net income	$12,453	$16,590	$46,342	$28,821

Weighted average common shares outstanding - basic	67,792	65,996	67,454	65,622
Dilutive effect of employee equity incentive plans	1,079	1,469	1,365	1,684
Weighted average common shares outstanding - diluted	68,871	67,465	68,819	67,306

Basic earnings per common share	$0.18	$0.25	$0.69	$0.44
Diluted earnings per common share	$0.18	$0.25	$0.67	$0.43

Anti-dilutive shares not included in the above calculations	598	1,053	456	1,163
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
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in the third quarter of fiscal year 2014 or fiscal year 2013.

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
The Company’s allocation of the total purchase price as of March 20, 2012 is summarized below:

(in thousands)	At March 20, 2012
Cash	$19,664
Accounts receivable, less allowances	14,032
Inventories	62,941
Prepaid expenses	3,832
Income taxes receivable	1,467
Deferred tax assets - current	8,590
Other current assets	7,804
Property, plant and equipment	25,702
Amortizable intangible assets	129,863
In-process research and development	29,100
Goodwill	261,891
Deferred tax assets - non-current	31,235
Other non-current assets	8
Deferred tax liabilities	(47,077)
Accounts payable	(18,232)
Accrued liabilities	(24,274)
Total acquisition consideration	$506,546
(in thousands)	At March 20, 2012
Amortizable intangible assets:
Developed technology	$95,100
Customer relationships	28,000
Other intangible assets	6,763
Total amortizable intangible assets	$129,863
The Company completed the purchase price allocation for its acquisition of Gennum in fiscal year 2013.
The Company recorded the following transaction and integration related costs in the three and nine months ended October 27, 2013 and October 28, 2012:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Transaction and integration related costs	$356	$1,495	$1,343	$21,884
These costs are included in the unaudited consolidated condensed statements of income for the respective periods under “Selling, general and administrative.”
For the three and nine months ended October 27, 2013 and October 28, 2012 (for the period after acquisition), the Company recognized the following net revenues and corresponding net income (loss) attributable to Gennum:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Net revenue - Gennum	$36,018	$45,278	$123,675	$92,618
Net (loss) income - Gennum	(1,069)	1,510	3,251	(49,764)
Pro Forma Financial Information
The results of operations of Gennum have been included in the Company’s consolidated statements of income since the acquisition date of March 20, 2012. The following table reflects the unaudited consolidated pro forma information as if the acquisition had been completed on January 29, 2011, after giving effect to certain adjustments including the following for the three and nine months ended October 28, 2012:

•	decrease in cost of goods sold associated with fair value adjustment related to acquired inventory of $4.3 million and $32.6 million for the three and nine months ended October 28, 2012, respectively;

•	increase in operating expense as a result of the settlement of two pre-acquisition contingencies related to legal matters of $4.2 million for the nine months ended October 28, 2012;

•
decrease in amortization expense as a result of acquired intangible assets of $0.8 million for the three months ended October 28, 2012 and decrease of $2.1 million for the nine months ended October 28, 2012;

•	decrease in tax benefit of $23.4 million associated with the releasing of prior accrued taxes on foreign earnings for the nine months ended October 28, 2012;

•
decrease in interest expense of $0.2 million associated with the $350 million term loans entered into to finance the acquisition for the three months ended October 28, 2012 and increase of $1.9 million for the nine months ended October 28, 2012; and

•	the related tax effects.
Unaudited Consolidated Pro forma Information:

	Three Months Ended	Nine Months Ended
	October 28, 2012	October 28, 2012
(in thousands)	(unaudited)	(unaudited)
Revenue	$160,878	$452,464
Net income	$21,765	$36,789
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
As of October 27, 2013, the Company does not expect to make any earn-out payments related to year 1 and year 2 milestones resulting in immaterial changes in estimates that increased pretax income during fiscal year 2014. For the earn-outs related to year 3 and year 4, the Company continues to expect achievement of certain revenue and operating income milestones and has not changed its estimated earn-out payments for year 3 and year 4.
Net revenues and earnings attributable to Cycleo since the acquisition date were not material. Pro forma results of operations have not been presented as the acquisition was not material to the Company’s consolidated financial statements.

Note 5: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the unaudited consolidated condensed statements of income for the three and nine months ended October 27, 2013 and October 28, 2012.

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Cost of sales	$413	$313	$1,146	$841
Selling, general and administrative	3,449	3,970	11,879	9,852
Product development and engineering	2,967	2,199	8,585	6,034
Stock-based compensation, pre-tax	$6,829	$6,482	$21,610	$16,727
Net change in stock-based compensation capitalized into inventory	$96	$63	$181	$79
Share-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock compensation. As of October 27, 2013, the Company has granted options and restricted stock under the plans and has also issued some stock-based compensation outside of the plans, including options and restricted stock issued as inducements to join the Company.
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
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of options granted in the three and nine months ended October 27, 2013 and October 28, 2012:

	Three Months Ended		Nine Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Expected lives, in years	4.1	4.5	4.1 - 4.7	4.4 - 4.6
Estimated volatility	33%	40%	33% - 35%	40% - 41%
Dividend yield	—	—	—	—
Risk-free interest rate	1.1%	0.70%	0.65% - 1.3%	0.70%
Weighted average fair value on grant date	$8.15	$8.50	$9.05	$9.64
The estimated fair value of restricted stock awards was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock units awarded in the third quarter of fiscal year 2014 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards is re-measured at the end of each quarter.
Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years).

A summary of the activity for stock option awards during the first nine months of fiscal year 2014 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (in years)
Balance at January 27, 2013	2,579	$18.29	$29,789	$3,817	1,937
Options granted	316	31.36
Options exercised	(864)	16.79	14,951
Options cancelled/forfeited	(17)	23.56
Balance at October 27, 2013	2,014	$20.94	$19,039	$4,629	1,335
Exercisable at October 27, 2013	1,335	$17.28	$17,227			2.2
Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. There is no outstanding and unvested restricted stock as of October 27, 2013.
Performance Units. The Company grants performance-based vesting restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined cumulative three-year performance of the Company’s revenue and operating income measured against internal goals. The performance award which is granted in any fiscal year will be tied to the Company’s performance of that fiscal year and the succeeding two fiscal years.  The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 412,500 shares and 402,500 shares settled in cash. The Company would have a liability accrued in the unaudited consolidated condensed balance sheet equal to the value of 402,500 shares on the settlement date, which would be settled in cash. Only cash performance unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At October 27, 2013, the performance metrics associated with the outstanding awards issued in fiscal years 2014, 2013 and 2012 are expected to be met at a level which would result in a grant at 87%, 53%, and 82% of target, respectively.
The following table summarizes the activity for performance units for the first nine months of fiscal year 2014:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per share amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 27, 2013	353	181	172	$4,422	$23.50	$4,754	1.1
Performance units granted	186	93	93		30.82
Performance units vested	(114)	(57)	(57)		16.68
Performance units cancelled/forfeited	(13)	(7)	(6)		25.70
Change in liability				(2,517)
Balance at October 27, 2013	412	210	202	$1,905	$28.62	$5,423	1.5

The liability associated with performance units has been reduced by $2.5 million in the first nine months of fiscal year 2014 due to vesting in the first quarter of fiscal year 2014, forfeitures, re-measurement adjustments and change in the expected performance results.

Stock Units, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years).

The following table summarizes the stock unit award activity for the first nine months of fiscal year 2014:

(in thousands, except per share amount)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 27, 2013	2,558	$23.41		$49,374	2.5
Stock units granted	711	30.64
Stock units vested	(862)	21.76	$26,854
Stock units forfeited	(148)	25.07
Balance at October 27, 2013	2,259	$26.20		$50,448	2.5

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.
Stock Units, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These restricted stock units are accounted for as liabilities and accrued in the unaudited consolidated condensed balance sheets because they are cash settled. These awards are vested after 1 year of service. However, because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the activity for stock unit awards for the first nine months of fiscal year 2014:

(in thousands, except per share amount)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 27, 2013	20	$4,557	$24.46	$253	0.4
Stock units granted	18		35.17
Stock units vested	(20)		24.46
Stock units forfeited	—		—
Change in liability		483
Balance at October 27, 2013	18	$5,040	$35.17	$365	0.7
As of October 27, 2013, the total number of vested but unsettled stock units for Non-Employee Directors is 161,182 units which are included in the recorded liability.

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
The following table summarizes the Company’s available for sale investments:

	October 27, 2013			January 27, 2013
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Agency securities	$4,425	$4,424	$1	$7,907	$7,900	$7
Bank time deposits	—	—	—	4,973	4,973	—
Total investments	$4,425	$4,424	$1	$12,880	$12,873	$7
Agency securities are specific securities that are issued by United States government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s available for sale investments:

	October 27, 2013		January 27, 2013
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$—	$—	$4,973	$4,973
After 1 year through 5 years	4,425	4,424	7,907	7,900
Total investments	$4,425	$4,424	$12,880	$12,873
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

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Unrealized gain (loss), net of tax	$2	$(2)	$(4)	$(29)
Increase (decrease) to deferred tax liability	1	(2)	(1)	(8)
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Interest income	$81	$79	$272	$331
During the third quarter of fiscal year 2013, the Company acquired an investment in a privately traded company for total cash consideration of $2.5 million. The Company accounts for the investment in equity interests under the cost method of accounting since it does not have the ability to exercise significant influence over the investee. The investment in equity interests is included in “Other assets” on the unaudited consolidated condensed balance sheet as of October 27, 2013.
Note 7: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of October 27, 2013				Fair Value as of January 27, 2013
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Agency securities	$4,425	$—	$4,425	$—	$7,907	$—	$7,907	$—
Bank time deposits	—	—	—	—	4,973	—	4,973	—
Total available-for-sale securities	4,425	—	4,425	—	12,880	—	12,880	—
Interest rate cap	337	—	337	—	544	—	544	—
Total financial assets	$4,762	$—	$4,762	$—	$13,424	$—	$13,424	$—
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
The fair value of the interest rate cap at October 27, 2013 is estimated as described in Note 11 and is included in “Other assets” on the unaudited consolidated condensed balance sheet.
Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s unaudited consolidated condensed balance sheets as follows:

	Fair Value as of October 27, 2013				Fair Value as of January 27, 2013
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Temporary investments	$—	$—	$—	$—	$4,973	$—	$4,973	$—
Long-term investments	4,425	—	4,425	—	7,907	—	7,907	—
Other assets	337	—	337	—	544	—	544	—
Total financial assets	$4,762	$—	$4,762	$—	$13,424	$—	$13,424	$—
During the nine months ended October 27, 2013, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of October 27, 2013 and January 27, 2013, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined herein) is $118.9 million and Revolving Commitments (as defined herein) is $177.5 million at October 27, 2013.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity security to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its cost method investment during the first nine months of fiscal year 2014.
Note 8: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	October 27, 2013	January 27, 2013
Raw materials	$4,145	$1,970
Work in progress	53,401	52,669
Finished goods	14,810	20,239
Inventories	$72,356	$74,878

Note 9: Goodwill and Intangible Assets
Goodwill – There were no changes to goodwill during the first nine months of fiscal year 2014.

Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.
For the annual assessment of the Company's goodwill and indefinite-lived intangible assets as of November 30, 2013, the Company has elected to first perform the qualitative assessment ("step 0") to determine whether it is more likely than not that the fair value of a reporting unit or the fair value of indefinite-lived intangible assets is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit or the fair value of indefinite-lived intangible assets is less than its carrying amount, it would then perform the first step of the quantitative goodwill or indefinite-lived intangible assets impairment test; otherwise, no further impairment test would be required. Goodwill is allocated to three reporting units (Advanced Communications, Wireless and Sensing and Gennum). At the end of fiscal 2013, the fair value of all three reporting unit exceeded their carrying values. The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company will consider before reaching its conclusion about whether to perform the first step of the goodwill impairment test.
The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying unaudited consolidated condensed financial statements using Level 3 inputs. The Company concluded that there were no indicators of impairment as of October 27, 2013.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		October 27, 2013			January 27, 2013
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$183,725	$(58,145)	$125,580	$173,724	$(40,867)	$132,857
Customer relationships	7-10 years	40,130	(11,755)	28,375	40,130	(7,736)	32,394
Technology licenses (1)	5-10 years	8,496	(2,268)	6,228	8,164	(1,056)	7,108
Other intangibles assets	1-5 years	6,600	(5,721)	879	6,600	(4,601)	1,999
Total finite-lived intangible assets		$238,951	$(77,889)	$161,062	$228,618	$(54,260)	$174,358

(1)
Technology licenses relate to licensing agreements entered into by the Company that are used in research and development activities and have alternative future uses. Amortization expense related to technology licenses is reported as “Product development and engineering” in the unaudited consolidated condensed statements of income.

During the first nine months of fiscal year 2014, acquired finite-lived intangible assets increased by approximately $10.3 million primarily due to the transfer from indefinite-lived intangible assets to core technologies upon the completion of in-process research and development projects from the Gennum acquisition in March 2012.
For the three months ended October 27, 2013 and October 28, 2012, amortization expense related to acquired finite-lived intangible assets was $7.3 million and $8.2 million, respectively. For the nine months ended October 27, 2013 and October 28, 2012, amortization expense related to finite-lived intangible assets was $22.4 million and $21.1 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as “Intangible amortization and impairments” in the unaudited consolidated condensed statements of income.

The estimated annual amount of future amortization expense for all finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Technology license	Sierra Monolithics	Gennum	Cycleo	Total
Remainder of fiscal year 2014	$439	$2,217	$4,950	$252	$7,858
Fiscal year 2015	1,512	8,870	19,799	1,007	31,188
Fiscal year 2016	1,501	8,870	19,252	1,007	30,630
Fiscal year 2017	1,251	8,870	19,165	1,007	30,293
Fiscal year 2018	842	8,160	19,165	1,007	29,174
Thereafter	683	8,490	22,664	82	31,919
Total expected amortization expense	$6,228	$45,477	$104,995	$4,362	$161,062
The following table sets forth the Company’s indefinite-lived intangible assets resulting from business acquisitions:

	October 27, 2013			January 27, 2013
(in thousands)	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount
In-process research and development	$24,870	$(5,770)	$19,100	$34,870	$(3,170)	$31,700
Total indefinite-lived intangible assets	$24,870	$(5,770)	$19,100	$34,870	$(3,170)	$31,700
During the first nine months of fiscal year 2014, acquired indefinite-lived intangible assets decreased by approximately $10.0 million due to the transfer from indefinite-lived intangible assets to core technologies upon the completion of in-process research and development projects (“IPR&D”) from the Gennum acquisition in March 2012.
The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate.
The fair value of indefinite-lived intangible assets is tested for impairment on a non-recurring basis in the accompanying unaudited consolidated condensed financial statements using Level 3 inputs. During the nine month period ending October 27, 2013, the Company made the strategic decision to discontinue development of microwave products which resulted in the Company recording a $2.6 million impairment to IPR&D from the acquisition of Sierra Monolithics, Inc (“SMI”). Other than this impairment charge, the Company performed an assessment for indicators of impairment for the remaining in-process research and development projects and noted none as of October 27, 2013.

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
On May 2, 2013 (the “Closing Date”), the Company, with each of its domestic subsidiaries as guarantors (the “Guarantors”), entered into a new Credit Agreement (the “New Credit Agreement”) with the lenders referred to therein (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. Pursuant to the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “New Facilities”), consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). Up to $40.0 million of the Revolving Commitments may be used to obtain letters of credit; up to $25.0 million of the Revolving Commitments may be used to obtain swing line loans (as defined below); and up to $40.0 million of the Revolving Commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Swing line loans are base rate loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of October 27, 2013, there were no amounts outstanding under the letters of credit, swing line loans, and multi-currency subfacility.
At the Closing Date, $326.6 million of borrowings were outstanding under the New Facilities consisting of $149.3 million of Term Loans and $177.3 million of Revolving Commitments, net of $1.4 million of debt discounts resulting from amounts paid to the Lenders. As a result of debt refinancing and changes in some of the lenders under the Credit Facilities, $0.8 million of debt discounts was expensed in the second quarter of fiscal year 2014 and $0.6 million was capitalized as of May 2, 2013 and is being amortized using the effective interest method over the five year terms of the New Facilities. The expense is included in “Interest expense” in the unaudited consolidated condensed statements of income. The proceeds from the New Facilities were used to repay in full the outstanding obligations of $327.5 million under the Prior Credit Facilities. The Prior Credit Facilities were terminated and accounted for as a debt modification.
Deferred financing costs incurred in connection with the New Facilities totaled approximately $2.2 million, among which $1.0 million was expensed, inclusive of certain legal costs directly related to the refinancing, in the second quarter of fiscal year 2014; and $1.2 million was capitalized as of May 2, 2013 and is being amortized using the effective interest method over the five year terms of the New Facilities. The expense is included in “Interest expense” in the unaudited consolidated condensed statements of income for the three and nine months ended October 27, 2013.
As a result of debt refinancing and changes in some of the lenders under the Credit Facilities, the Company recorded a $7.1 million loss on debt modification of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities in the nine months ended October 27, 2013. The remaining $1.7 million of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities was capitalized as of May 2, 2013 and is being amortized over the five year terms of the New Facilities. The expense is included in “Interest expense” in the unaudited consolidated condensed statements of income for the three and nine months ended October 27, 2013.
The New Credit Agreement provides that, subject to certain conditions, Semtech may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or increases to the Revolving Commitments in an aggregate principal amount not to exceed $100.0 million, the proceeds of which may be used for working capital and general corporate purposes.
Interest on loans made under the New Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate, (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. The New Credit Agreement includes a multi-currency subfacility where interest on loans made in Alternative Currencies (other than Canadian Dollars) accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans made under the New Credit Agreement in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by Administrative Agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a base rate loan and swing line loan and quarterly for an Euro dollar rate loan. Interest is payable on the revolving credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional term loans, respectively. As of October 27, 2013, the interest rates payable on both the Term Loans and the Revolving Commitments was 1.92%.
Quarterly principal payments for Term Loans are due beginning on the last day of the Company’s fiscal quarter-end months, beginning on October 27, 2013 and ending on April 30, 2018. The principal payments related to the Term Loans are due as follows: $9.4 million in fiscal year 2014; $18.8 million in fiscal year 2015; $18.8 million in fiscal year 2016; $18.8 million in fiscal year 2017; $24.4 million in fiscal year 2018. The final remaining principal payment is due on the maturity date of May 1, 2018.
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
The Company was subject to customary covenants, including the maintenance of a minimum interest ratio of 3.50:1.00 as of October 27, 2013 and a maximum total consolidated leverage ratio of 3.00:1.00 as of October 27, 2013. The Company was in compliance with such financial covenants as of October 27, 2013.
The New Facilities also contain customary provisions pertaining to events of default. If any event of default occurs, the principal, interest and any other monetary obligations on all the then outstanding amounts under the New Facilities may become due and payable immediately.

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
The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million (see Note 10), permits the Company to elect LIBOR or Base Rate loans. Since the Company intends to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company. No ineffectiveness was recorded during the nine months ended October 27, 2013.
The Cap Agreement is recorded at estimated fair value at the end of each reporting period. The fair value of the Cap Agreement at October 27, 2013 was determined using level 2 inputs, including observable market-based inputs such as interest rate curves and implied volatilities for similar instruments with similar contractual terms.
The Company has determined that the Cap Agreement is highly effective in offsetting future variable interest payments associated with the hedged portion of the Company’s New Credit Agreement. Gains or losses associated with the value of the Cap Agreement are initially reported in other comprehensive income or loss and amortized as an increase to interest expense through the maturity of the Cap Agreement. The amount of unrealized losses on the Cap Agreement recorded in other comprehensive loss at October 27, 2013 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $183,000.
Note 12: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S., the effects of the debt refinancing, and a change in the tax rates in Switzerland due to Swiss tax ruling.
The gross unrecognized tax benefit (before federal impact of state items) was $13.1 million at October 27, 2013 and January 27, 2013. Included in the balance of unrecognized tax benefits at October 27, 2013 and January 27, 2013, is $11.1 million of net tax benefit (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions is reflected on the unaudited consolidated condensed balance sheets as follows:

(in thousands)	October 27, 2013	January 27, 2013
Accrued liabilities	$188	$188
Other long-term liabilities	10,887	10,887
Total accrued taxes	$11,075	$11,075
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision (benefit) for taxes on the unaudited consolidated condensed statements of income. The Company had approximately $293,000 of net interest and penalties accrued at October 27, 2013 and January 27, 2013.
Tax years prior to 2009 (the Company’s fiscal year 2010) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal year 2010 and fiscal year 2011. The Company is also currently under audit by the Canadian Revenue Agency for fiscal years 2010, 2011 and the year ended March 19, 2012. For state returns, the Company is generally not subject to income tax examinations for years prior to 2008 (the Company’s fiscal year 2009). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2013. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

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
The Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately forty years. The Company vacated the building in May 2002.  Certain contaminants have been found in the local groundwater and site soils. Groundwater monitoring results to date over a number of years indicate that a material amount of groundwater contaminants of concern are believed to come, in full or in material part, from adjacent facilities. Responsibility for soil contamination remains under investigation. The location of key soil contamination (and some related and localized groundwater impact associated with the soil contamination) is concentrated in an area of an underground storage tank that the Company believes to have been installed and used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no claims pending with respect to environmental matters at the Newbury Park site. The applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. In November 2012, the regulatory agency listed two more potentially responsible parties to the matter, based on historical evidence of past occupancy or operations at the site dating to the 1960s. In addition, the regulatory agency’s November 2012 action included a draft cleanup and abatement order to all the parties. Responses to the draft orders were submitted in a timely manner by all the parties in January 2013. In October 2013, the regulatory agency issued a final cleanup and abatement order. The October 2013 order removed the two additional potentially responsible parties from further participation or liability under the order. The October 2013 order was consistent and duplicative of the November 2012 draft order in all other material respects, including the scope of proposed additional site work, monitoring, and proposed remediation activities. The Company has filed an appeal of the October 2013 order seeking reconsideration of the removal of the two other potentially responsible parties, and seeking clarification of certain other factual findings by the regulatory agency. Further action and response from the regulatory agency is pending. The parties are expected to work cooperatively in responding to and determining the appropriate scope and extent of additional site investigative and categorization work, as well as in relation to any ultimate clean up and abatement work.
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based upon, and in anticipation of the likely outcome associated with the November 2012 draft cleanup and abatement order and the October 2013 final cleanup and abatement order, the Company engaged an environmental firm to assist in an assessment of this site consistent with the direction and scope of the cleanup and abatement order. Based on the Company’s preliminary assessment following the November 2012 draft cleanup and abatement order, which has been reviewed now under the October 2013 final cleanup and abatement order pending the current appeal by the Company, it has determined a likely range of probable loss between $2.5 million and $5.7 million. Given the as yet unresolved status of the cleanup and abatement order and uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company recorded the minimum amount of $2.5 million under “Accrued liabilities” on the unaudited consolidated condensed balance sheets, and included in the consolidated condensed statement of income under “Selling, general and administrative” in the third quarter of fiscal year 2013. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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

Note 14: Geographic Information and Concentration of Risk
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
Net sales activity by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
North America	16%	20%	16%	20%
Asia-Pacific	71%	68%	73%	67%
Europe	13%	12%	11%	13%
	100%	100%	100%	100%
The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales:

	Three Months Ended		Nine Months Ended
(percentage of total sales)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
United States	17%	20%	16%	18%
China (including Hong Kong)	36%	34%	34%	36%
Japan	10%	9%	11%	9%
South Korea	10%	8%	11%	7%

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Domestic	$(3,746)	$(9,185)	$(21,991)	$(26,910)
Foreign	14,934	23,523	62,065	19,160
Total	$11,188	$14,338	$40,074	$(7,750)
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
Each of the following significant customers accounted for at least 10% of net sales for at least one of the periods indicated:

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Samsung Electronics (and affiliates)	12%	13%	12%	12%
Huawei Technologies (and affiliates)	10%	9%	10%	10%
The following table shows the list of customers that have an outstanding receivable balance that represents at least 10% of total net receivables for at least one of the periods indicated:

	Balance as of
(percentage of net accounts receivable)	October 27, 2013	January 27, 2013
Samsung Electronics (and affiliates)	12%	12%
Huawei Technologies (and affiliates)	17%	14%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Germany, France and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines.

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
The following table summarizes the stock repurchase activities and shares withheld from vested restricted shares during the periods indicated:

	Three Months Ended				Nine Months Ended
	October 27, 2013		October 28, 2012		October 27, 2013		October 28, 2012
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the 2011 Program	484,698	$15,000	—	$—	484,698	$15,000	—	$—
Shares withheld from vested restricted shares	—	—	—	—	—	—	9,696	269
Total treasury shares activities	484,698	$15,000	—	$—	484,698	$15,000	9,696	$269
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
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the third quarter of fiscal years 2014 and 2013 represented 49% and 46% of net sales, respectively. Sales made directly to customers during the third quarter of fiscal years 2014 and 2013 were 58% and 64% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Germany, Poland, United Kingdom and Israel. For the third quarter of fiscal year 2014, approximately 34% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the third quarter of fiscal year 2014 constituted approximately 83% of our net sales. Approximately 86% of foreign sales during the third quarter of fiscal year 2014 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.

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
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs which is expected to approximate actual costs at the date of sale. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2013 or the first nine months of fiscal year 2014.
The following table summarizes the deferred net revenue balance:

(in thousands)	October 27, 2013	January 27, 2013
Deferred revenue	$7,487	$4,467
Deferred cost of revenue	1,718	1,099
Deferred revenue, net	5,769	3,368
Deferred product design and engineering recoveries	1,771	377
Total deferred revenue	$7,540	$3,745
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of income data expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.9%	39.8%	39.9%	47.1%
Gross profit	59.1%	60.2%	60.1%	52.9%
Operating costs and expenses:
Selling, general and administrative	21.9%	22.2%	21.1%	26.1%
Product development and engineering	22.7%	20.7%	21.3%	21.0%
Intangible amortization and impairments	5.2%	5.1%	5.3%	5.1%
Total operating costs and expenses	49.8%	48.0%	47.7%	52.2%
Operating income	9.3%	12.2%	12.4%	0.7%
Interest expense	(1.3)%	(2.6)%	(3.5)%	(2.4)%
Interest income and other (expense), net	(0.2)%	(0.7)%	(0.3)%	(0.2)%
Income (loss) before taxes	7.8%	8.9%	8.6%	(1.9)%
Benefit for taxes	(0.9)%	(1.4)%	(1.3)%	(8.5)%
Net income	8.7%	10.3%	9.9%	6.6%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Domestic	$(3,746)	$(9,185)	$(21,991)	$(26,910)
Foreign	14,934	23,523	62,065	19,160
Total	$11,188	$14,338	$40,074	$(7,750)

Domestic loss from continuing operations includes amortization of acquired intangible assets, litigation expenses and higher levels of stock-based compensation compared to foreign operations.
Comparison of the Three Months Ended October 27, 2013 and October 28, 2012
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The third quarter of fiscal years 2014 and 2013 each consisted of 13 weeks.
Our sales by major end-market are detailed below:

	Three Months Ended
(in thousands, except percentages)	October 27, 2013		October 28, 2012
Enterprise Computing	$28,303	20%	$32,156	20%
Communications	39,925	28%	46,241	29%
High-end Consumer (1)	38,560	28%	44,773	28%
Industrial and Other	34,238	24%	37,708	23%
Total	$141,026	100%	$160,878	100%

(1)
Approximately $10.3 million and $12.4 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the third quarter of fiscal years 2014 and 2013, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales Net sales for the third quarter of fiscal year 2014 were $141.0 million, a decrease of 12% compared to $160.9 million for the third quarter of fiscal year 2013.
Lower revenue in the third quarter of fiscal year 2014 is due to lower smart phone and 40G demand and insignificant IP revenue as compared to the same quarter of fiscal year 2013.

We expect revenue to slightly decline in the fourth quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2014.  The main drivers for this expected decline include softness in the smart phone market and the seasonal impact of the holidays and Chinese New Year. Compared to the fourth quarter of fiscal year 2013, revenue in the fourth quarter of fiscal year 2014 is expected to be slightly lower due to the softness of demand across all the end markets.

Gross Profit During the third quarter of fiscal year 2014, gross profit decreased to $83.4 million from $96.8 million in the third quarter of fiscal year 2013. Gross profit margins decreased to 59.1% in the third quarter of fiscal year 2014 from 60.2% in the third quarter of fiscal year 2013. The decline of gross profit in the third quarter of fiscal year 2014 was driven by insignificant levels of IP revenue, an unfavorable product mix toward higher sales of lower margin products, and lower products manufacturing.
In the fourth quarter of fiscal year 2014, we expect gross profit margin to be slightly higher as compared to the third quarter of fiscal year 2014 due to a more favorable product mix. Compared to the fourth quarter of fiscal year 2013, gross margin for the fourth quarter of fiscal year 2014 is expected to be slightly lower due to unfavorable product mix and broad-based average selling price erosion.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	October 27, 2013		October 28, 2012
Selling, general and administrative	$30,849	44%	$35,646	46%	(13)%
Product development and engineering	31,948	46%	33,354	43%	(4)%
Intangible amortization and impairments	7,349	10%	8,212	11%	(11)%
Total operating costs and expenses	$70,146	100%	$77,212	100%	(9)%

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $4.8 million in the third quarter of fiscal year 2014 compared to the same quarter of fiscal year 2013. The decrease was attributable to our employee time off program, anticipated lower payout for supplemental compensation, and our focus on restrained discretionary spending.
We expect operating costs to increase slightly in the fourth quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2014 due to an increase in amortization of intangible assets. Compared to the fourth quarter of fiscal year 2013, operating costs in the fourth quarter of fiscal year 2014 are expected to be lower due to anticipated lower payout for supplemental compensation and our focus on restrained discretionary spending.

Product Development and Engineering Expenses
Product development and engineering expenses decreased by $1.4 million in the third quarter of fiscal year 2014 compared to the same quarter of fiscal year 2013 driven primarily by higher levels of product design and engineering recoveries and anticipated lower payout for supplemental compensation.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization and Impairments
Intangible amortization and impairments was $7.3 million and $8.2 million in the third quarter of fiscal years 2014 and 2013, respectively. The $0.9 million decrease was due to service backlog intangible assets from the Gennum acquisition having been fully amortized in the first quarter of fiscal year 2014.
Intangible amortization is expected to be slightly higher in the fourth quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2014 due to the anticipated completion of in-process research and development projects from the Gennum acquisition. Compared to the fourth quarter of fiscal year 2013, intangible amortization in the fourth quarter of fiscal year 2014 is expected to be slightly lower due to service backlog intangible assets being fully amortized in the first quarter of fiscal year 2014 offset by the anticipated completion of in-process research and development projects from the Gennum acquisition.
Interest Expense
Interest expense was $1.8 million and $4.2 million in the third quarter of fiscal year 2014 and 2013, respectively. The $2.4 million decrease was due to lower interest expense and less debt issuance costs being amortized resulting from refinancing $350.0 million of debt in the second quarter of fiscal year 2014.
Interest expense is expected to be approximately $1.8 million for the fourth quarter of fiscal year 2014.
Interest Income and Other (Expense) Income, Net
Interest income and other (expense) income, net was $(0.3) million in the third quarter of fiscal year 2014, compared to $(1.1) million in the third quarter of fiscal year 2013. In the third quarter of fiscal year 2013, the interest income and other expense is primarily made up of $(0.5) million Swiss Stamp duty tax liabilities compared to no such liabilities in the same quarter of fiscal year 2014. In addition, the decrease in interest income and other (expense) income in the third quarter of fiscal year 2014 as compared to the same quarter of fiscal year 2013 is primarily due to the volatility of foreign exchange related to cash holding by the Company in local currencies.
Income Taxes
In the third quarter of fiscal year 2014, we recorded an income tax benefit of approximately $(1.3) million compared to a $(2.3) million income tax benefit in the third quarter of fiscal year 2013. In the third quarter of fiscal year 2014, we recognized a one-time tax benefit of $2.7 million related to the revaluation of our net Swiss deferred tax liabilities.  The revaluation of these liabilities was required to record the impact of a new Swiss tax ruling, which was formally approved by Swiss tax authorities during the quarter. The effective tax rates for the third quarter of fiscal years 2014 and 2013 were (11.3)% and (15.7)%, respectively. Our effective tax rate in the third quarter of fiscal year 2014 differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S., the effects of the debt refinancing, and a change in the tax rates in Switzerland due to Swiss tax ruling.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Comparison of the Nine Months Ended October 27, 2013 and October 28, 2012
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first nine months of fiscal years 2013 and 2012 each consisted of 39 weeks.
Our sales by major end-market are detailed below:

	Nine Months Ended
(in thousands, except percentages)	October 27, 2013		October 28, 2012
Enterprise Computing	$85,515	18%	$71,210	17%
Communications	132,506	28%	141,007	33%
High-end Consumer (1)	134,713	29%	122,483	28%
Industrial and Other	115,709	25%	93,524	22%
Total	$468,443	100%	$428,224	100%

(1)
Approximately $35.5 million and $22.6 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first nine months of fiscal years 2014 and 2013, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales Net sales for the first nine months of fiscal year 2014 were $468.4 million, an increase of 9% compared to $428.2 million for the first nine months of fiscal year 2013.
Revenue in the first nine months of fiscal year 2014 benefited from a full nine months of activity of Gennum sales and strength in demand for products that support the smart phone, surveillance and optical transceivers markets.

Gross Profit During the first nine months of fiscal year 2014, gross profit increased to $281.4 million from $226.7 million in the first nine months of fiscal year 2013. Gross profit margins increased to 60.1% in the first nine months of fiscal year 2014 from 52.9% in the first nine months of fiscal year 2013.
The improvement of gross profit in the first nine months of fiscal year 2014 was driven by higher sales volumes and the previously recognized full amortization of the fair value adjustment for acquired inventory. These benefits were partially offset by unfavorable product mix.
Operating Costs and Expenses

	Nine Months Ended				Change
(in thousands, except percentages)	October 27, 2013		October 28, 2012
Selling, general and administrative	$98,958	44%	$111,684	50%	(11)%
Product development and engineering	99,632	45%	90,050	40%	11%
Intangible amortization and impairments	25,016	11%	21,767	10%	15%
Total operating costs and expenses	$223,606	100%	$223,501	100%	—%

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $12.7 million in the first nine months of fiscal year 2014, compared to the first nine months of fiscal year 2013 driven primarily by $21.9 million of transaction and integration expenses related to the acquisitions of Gennum and Cycleo in March 2012. These decreases were partially offset by higher stock-based compensation expense and higher bad debt expense due to the termination of some of our distributors and the impact of three full quarters of Gennum results in the first nine months of fiscal year 2014 compared to the inclusion of Gennum results only from March 2012 for the same period of fiscal year 2013.
Product Development and Engineering Expenses
Product development and engineering expenses increased by $9.6 million in the first nine months of fiscal year 2014, compared to the first nine months of fiscal year 2013 driven primarily by the impact of three full quarters of Gennum results in the first nine months of fiscal year 2014 compared to the inclusion of Gennum results only from March 2012 for the same period of fiscal year 2013.

The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization and Impairments
Intangible amortization and impairments were $25.0 million and $21.8 million in the first nine months of fiscal years 2014 and 2013, respectively. The $3.2 million increase was driven primarily by the impairment charge of $2.6 million recorded to write-off acquired IPR&D from the SMI acquisition and the impact of three full quarters of Gennum results in the nine months of fiscal year 2014 compared to the inclusion of Gennum results only from March 2012 for the same period of fiscal year 2013.
Interest Expense
Interest expense was $16.5 million and $10.2 million in the first nine months of fiscal year 2014 and 2013, respectively. The increase resulted from a $7.1 million write-off of unamortized original issue discount and debt issuance cost associated with the retired debt in the second quarter of fiscal year 2014, partially offset by lower interest expense due to refinancing of debt in second quarter of fiscal year 2014.
Interest Income and Other Expense, Net
Interest income and other expense, net was $(1.3) million in the first nine months of fiscal year 2014, compared to $(0.7) million in the first nine months of fiscal year 2013. The increase in interest income and other expenses was due primarily to the volatility of foreign exchange related to cash holding by the Company in local currencies.
Income Taxes
In the first nine months of fiscal year 2014, we recorded an income tax benefit of approximately $(6.3) million compared to a $(36.6) million income tax benefit in the first nine months of fiscal year 2013. In the first nine months of fiscal year 2014, we recognized a one-time tax benefit of $2.7 million related to the revaluation of our net Swiss deferred tax liabilities.  The revaluation of these liabilities was required to record the impact of a new Swiss tax ruling, which was formally approved by Swiss tax authorities during the third quarter of fiscal year 2014. The effective tax rates for the first nine months of fiscal years 2014 and 2013 were a benefit of (15.6)% and 471.9%, respectively. These effective tax rates differ significantly due to the recognition of a one-time tax benefit of $23.4 million in the first quarter of fiscal year 2013 related to the release of previously recorded tax reserves for foreign earnings deemed to be permanently reinvested offshore. Our effective tax rate in fiscal year 2014 differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S., the effects of the debt refinancing, and a change in the tax rates in Switzerland due to Swiss tax ruling.
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
As of October 27, 2013, our total shareholders’ equity was $752.7 million. At that date we also had approximately $237.4 million in cash and temporary investments, $4.4 million in long-term investments, and $296.5 million of borrowings, net of debt discount.

Our primary sources and uses of cash for the corresponding periods are presented below:

	Nine Months Ended
(in millions)	October 27, 2013	October 28, 2012
Sources of Cash
Operating activities	$87.4	$66.8
Proceeds from exercise of stock options including tax benefits	6.1	8.2
Proceeds from sale of investments	9.5	104.7
Issuance of debt, net of discount and debt issuance cost	324.4	338.0
	$427.4	$517.7
Uses of Cash
Capital expenditures, net of sale proceeds	$(30.7)	$(18.1)
Acquisitions, net of cash acquired	—	(491.7)
Purchases of investments	(1.1)	(17.1)
Payment of long-term debt	(363.8)	(11.3)
Payment for interest rate cap	—	(1.1)
Repurchase of common stock	(15.0)	(0.3)
Purchase of intangible assets	(2.6)	(0.3)
	$(413.2)	$(539.9)
Effect of exchange rate increase on cash and cash equivalents	—	0.1
Net increase (decrease) in cash and cash equivalents	$14.2	$(22.1)
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 27, 2013, our foreign subsidiaries held approximately $230.0 million of cash and cash equivalents compared to $180.2 million at January 27, 2013.
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
Operating cash flow for the first nine months of fiscal year 2014 was impacted by several significant non-cash transaction related items including a $7.1 million write off of unamortized deferred financing costs and original issue discount associated with the retired debt, $42.4 million of depreciation, amortization, and impairment expense, $21.6 million of stock-based compensation expense, and $1.3 million of accretion of capitalized finance costs.
Investing Activities
Cash used for investing activities is primarily attributable to capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.

Capital expenditures were $30.8 million for the first nine months of fiscal year 2014 compared to $18.1 million for the first nine months of fiscal year 2013. The increase in capital expenditures was primarily to maintain and expand our test capacity, support engineering and manufacturing functions, and to develop our new Enterprise Resource Planning (“ERP”) software platform.
Financing Activities
Cash used by financing activities is primarily attributable to cash payment for long-term debt offset by proceeds from debt issuance and the exercise of stock options.
In the first nine months of fiscal year 2014, cash proceeds from the exercise of stock options were $6.1 million compared to $4.8 million in the first nine months of fiscal year 2013.
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
We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our shareholders. In the first nine months of fiscal year 2014, we repurchased 484,698 shares under this program for $15.0 million. There were no shares repurchased in the first nine months of fiscal year 2013.
In addition to the stock repurchase program, shares valued at $269,000 were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the first nine months of fiscal year 2013. There were no withholdings in the first nine months of fiscal year 2014.
In addition to using our cash, we incurred debt of $347.0 million (net of original issue discount of $3.0 million) in Term Loans during the first nine months of 2013 to complete the Gennum acquisition. Repayments of long term debt during the first nine months of fiscal year 2014 totaled $363.8 million which includes $26.0 million early prepayment made on June 3, 2013 for the New Credit Agreement. In accordance with the Prior Credit Agreement, we entered into an interest rate cap agreement protecting at least 50% of the variable interest rate exposure on the term loans and made an upfront payment of $1.1 million in June 2012.
On May 2, 2013, we entered into a New Credit Agreement with the Lenders and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. Pursuant to the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in aggregate principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million. We have incurred loan fees of $2.2 million for the New Credit Agreement, among which $1.0 million was expensed in the second quarter of fiscal year 2014 and $1.2 million was capitalized as of May 2, 2013 and is being amortized using the effective interest method over the five year terms of the New Facilities. The expense is included in “Interest expense” in the unaudited consolidated condensed statements of income for the three and nine months ended October 27, 2013.
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
Contractual Obligations
Except as discussed below, there were no material changes in our contractual obligations during the first nine months of fiscal year 2014 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 27, 2013 filed with the SEC on March 28, 2013.
On May 2, 2013, the Company entered into a New Credit Agreement to replace Semtech’s existing $350.0 million senior secured first lien term loan credit facilities entered into on March 20, 2012. Refer to Note 10 for more details.
Payments under the New Credit Agreement are scheduled to occur in the following periods:

October 27, 2013
(in thousands)	Long-Term Debt
Less than 1 year	$18,750
1 to 3 years	37,500
After 3 years	241,063
$297,313
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
We do not engage in the trading of derivative financial instruments in the normal course of business. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.2 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would decrease the fair value of our new variable-rate debt by approximately $2.96 million.

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
Changes in Internal Controls
During the fiscal quarter ended October 27, 2013, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the third quarter of fiscal year 2014.

Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the third quarter of fiscal year 2014.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2013 (07/29/13-08/25/13)	—	$—	—	$92.5	million
September 2013 (08/26/13-09/22/13)	226,335	31.22	226,335	85.5	million
October 2013 (09/23/13-10/27/13)	258,363	$30.66	258,363	$77.5	million
Total activity	484,698	$30.92	484,698

(1)
The Company has conducted stock repurchasing programs with authorized purchasing amounts going back to March, 2008. All stock repurchasing activity has been conducted under authorization from the Board of Directors. The most recent authorization was approved by the Board of Directors in November 2011, under which the Company was authorized to repurchase up to $50 million of the Company’s common stock from time to time through negotiated or open market transactions (the “2011 Program”). On August 21, 2013, the Company announced an additional $50 million expansion of the 2011 Program.

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

SEMTECH CORPORATION
Registrant

Date: December 6, 2013	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: December 6, 2013	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Senior Vice President and
Chief Financial Officer