Form 10-K
period 2014-01-26
SEMTECH CORP
filed 2014-03-27
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 26, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $31.34 on the NASDAQ Global Select Market) as of July 26, 2013 was approximately $2.1 billion. Stock held by directors, officers and shareholders owning 10% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of Common Stock, $0.01 par value per share, outstanding at March 21, 2014: 67,411,472
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in Part III, Item numbers 11, 12, 13 and 14 and portions of Item 10 of this report to: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 26, 2014, to be filed no later than 120 days after the end of the registrant’s fiscal year ended January 26, 2014.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 26, 2014

Unless the context otherwise requires, the use of the terms “Semtech,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refers to Semtech Corporation and, as applicable, its consolidated subsidiaries.

Special Note Regarding Forward-Looking and Cautionary Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the continuation and/or pace of key trends considered to be main contributors to the Company's growth, such as demand for increased network bandwidth, demand for increasing energy efficiency in the Company's products or end use applications of the products, and demand for increasing miniaturization of electronic components; shifts in demand among target customers, and other comparable changes or protracted weakness in projected or anticipated end-user markets; competitive changes in the marketplace, including, but not limited to the pace of growth or adoption rates of applicable products or technologies; shifts in focus among target customers, and other comparable changes in projected or anticipated end-user markets; adequate supply of components and materials from our suppliers, and of our products from our third-party manufacturers, to include disruptions due to natural causes or disasters, or related extraordinary weather events; the Company's ability to forecast and achieve anticipated revenues and earnings estimates in light of periodic economic uncertainty, to include impacts arising from European and global economic dynamics; the Company's ability to manage expenses to achieve anticipated amounts; and the amount and timing of expenditures for capital equipment deemed necessary or advisable by the Company. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Annual Report on Form 10-K, including, without limitation, information under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.

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
Enterprise Computing: datacenters, passive optical networks, desktops, notebooks, servers, graphic boards, monitors, printers and other computer peripherals.
Communications: base stations, optical networks, carrier networks, switches and routers, cable modems, wireless LAN and other communication infrastructure equipment.
High-End Consumer: handheld products, set-top boxes, digital televisions, tablet computers, digital video recorders and other consumer equipment.
Industrial: broadcast studio equipment, automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co., Ltd., LG Electronics, Sharp Corporation, Nokia Solutions and Networks, Itron, Apple, Inc., Phonak International, Samsung Electronics Co. Ltd., Google Inc., Amazon.com Inc., and ZTE Corporation.
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
Advancements in digital signal processing technology typically drive the need for corresponding advancements in analog and mixed-signal solutions. We believe that the diversity of our applications allows us to take advantage of areas of relative market strength and reduces our vulnerability to competitive pressure in any one area.
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
Continue to release proprietary new products, achieve new design wins, and cross-sell products
We are focused on developing unique, new, proprietary products that bring value to our target customers in our target markets. These products typically are differentiated in performance but are priced competitively. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customer that they intend to incorporate our products into their new designs. Although we believe that a design win is an indicator of future potential growth, it does not inevitably result in us being awarded business or receiving a purchase commitment. Our technical talent works closely with our customers in securing design wins, defining new products and in implementing and integrating our products into their systems. We also focus on selling our complete portfolio of products to our existing customers, as we believe the technical expertise of our marketing and sales team allows us to identify and capitalize on cross-selling opportunities.
Focus on fast-growing market segments and regions
We have chosen to target the analog segments of some of the fastest growing end-markets. We participate in these markets by focusing on specific product areas within the analog and mixed-signal market, including products for handheld equipment, high-end consumer equipment, communications infrastructure and certain broad-based industrial markets. All of these markets are characterized by their need for leading-edge, high-performance analog and mixed-signal semiconductor technologies.
The enterprise computing, communications, high-end consumer and industrial end-markets we supply are characterized by several trends that we believe drive demand for our products. The key trends that we believe are significant for our future growth include:

•	Increasing bandwidth over high-speed networks, fueling growth in high speed voice, video and data transmission

•	Increasing electronic system requirements for smaller, lighter, more highly integrated and feature rich devices

•	Increasing need for more efficient energy management in the home and in industrial environments and the proliferation of ”green” standards
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
We believe that certain emerging geographies, such as China, represent opportunities for added sales and end-customer diversity. Accordingly, we have bolstered our efforts in these regions to enhance our ability to expand our customer base.
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
Products and Technology
We design, develop, manufacture and market high-performance analog and mixed-signal semiconductor products. We operate and account for results in one reportable segment through four product lines: Signal Integrity and Timing, Protection, Power Management and High-Reliability and Wireless and Sensing. We have determined that one reportable segment most properly reflects our operations and internal decision making. Our product and service portfolio is used in one business (the analog and mixed-signal sector of the semiconductor industry), and it operates and competes in one business activity and economic environment. Our four product lines share customers, intellectual property, manufacturing resources, sales channels, marketing support and research processes.

On March 20, 2012, we acquired, through our wholly-owned subsidiary Semtech Canada Inc., all outstanding equity interests of Gennum Corporation (“Gennum”) (TSX: GND), a leading supplier of high speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets.
Our primary reasons for the acquisition were to broaden our existing portfolio of high performance analog platforms and to acquire a portfolio of high-speed data communications and video platforms to create one of the industry’s most complete and robust high-speed analog and mixed signal portfolios. In addition, Gennum’s strong position in the emerging high-definition ("HD") video surveillance market further diversifies our portfolio of high-performance analog semiconductors and provides cross-selling potential with the combined customer base. Since the time of the acquisition, we have reduced our level of investments in the 40 Gbps and 100 Gbps long-haul transport market as a result of increased competition from customers' internally developed solutions and pricing pressure which resulted in our recognizing numerous charges, including impairment of goodwill, finite-lived intangibles and long-lived assets in the fourth quarter of fiscal year 2014 as discussed further in Item 7 of this report.
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
Our product lines include:
Signal Integrity and Timing Products. In December 2013 we combined our previous Advanced Communications and Gennum Product groups to create the Signal Integrity and Timing Product group. We design, develop and market a portfolio of optical communications, broadcast video, active cable transceiver and backplane products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our broadcast video products offer advanced solutions for next generation video formats, ever increasing data rates and evolving I/O and distance requirements. Our security and surveillance products for high-definition closed circuit television ("HDcctv") enable upgrade of analog closed circuit television ("cctv") installations to full digital HD, leveraging the installed base of COAX cabling, and our fully integrated transmit and receive products enable the highest performance, longest reach HDcctv standards-compliant designs. Our comprehensive portfolio of integrated circuits ("IC’s") for optical transceivers, backplane applications and consumer high-speed interfaces ranges from 100Mbps to 100Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON, SONET and PCI Express.
We also design, develop and market a portfolio of proprietary advanced wired communication, ultra-high speed Serializer/Deserializer (“SerDes") products for long-haul optical transport communication. These ICs perform transmission functions used in high-speed networks at 40Gbps and 100Gbps. Our advanced communications products also feature a leading integrated timing sync solution for packet based communication networks and are used in a variety of communications and industrial applications.
Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors (“TVS”). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge ("ESD") or secondary lightning surge energy that can permanently damage sensitive complementary metal–oxide–semiconductor (“CMOS”) ICs. Our portfolio includes filter and termination devices that are integrated with the TVS devices. Our protection products feature low capacitance, providing robust protection while preserving signal integrity in high-speed networking and video interfaces. These products also operate at very low voltage needed for today’s low voltage ICs. Our protection products can be found in a broad range of applications including smart phones, LCD TVs, set-top boxes, tablet computers, notebooks, base stations, routers, and industrial instruments.
Power Management and High-Reliability Products. Power management products control, alter, regulate and condition the power supplies within electronic systems. The highest volume product types within the power management product line are switching voltage regulators, combination switching and linear regulators, smart regulators and charge pumps. Our power management products feature highly integrated devices for the telecom industry and low-power, small form factor and high-efficiency products for mobile phones, notebook computers, computer peripherals and other portable devices. The primary application for these products is power regulation for computer, communications, high-end consumer and industrial systems. Our high-reliability discrete semiconductor products comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products are typically used to convert alternating currents (“AC”) into direct currents (“DC”) and to protect circuits against very high voltage spikes or high current surges. Our high-reliability products can be found in a broad range of applications including industrial, military, medical, automotive, aerospace and defense systems, including satellite communications.
Wireless and Sensing Products. We design, develop and market a portfolio of specialized radio frequency (“RF”) functions used in a wide variety of industrial, medical and networking applications, and specialized sensing functions used in industrial and consumer applications. Our wireless and sensing products feature industry leading and longest range industrial, scientific and medical (“ISM”) radio, enabling a lower total cost of ownership ("TCO") and increased reliability in all environments. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets.
Our sales by product line are as follows:

	Fiscal Years
(in thousands)	2014	2013	2012
Signal Integrity and Timing	$288,374	$263,090	$139,695
Protection	198,514	198,866	209,726
Power Management and High-Reliability	58,295	66,427	74,056
Wireless and Sensing	49,794	50,444	57,124
Total	$594,977	$578,827	$480,601

Semtech End-Markets
Our products are sold to customers in the enterprise computing, communications, high-end consumer, and industrial end-markets. Our estimate of sales by major end-markets are detailed below:

	Fiscal Years
(percentage of net sales)	2014	2013	2012
High-End Consumer	29%	29%	35%
Communications	27%	31%	39%
Industrial and Other	25%	25%	17%
Enterprise Computing	19%	15%	9%
Total	100%	100%	100%
We believe that our diversity in end-markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end-market and product applications:

Typical End-Product Applications
Product Groups	Enterprise Computing	Communications	High-End Consumer	Industrial / Other
Signal Integrity and Timing
Optical Transceiver Module IC’s for ranging from 100Mb/s to 100Gb/s for Ethernet, Fiberchannel and CPRI protocols in Datacenter and Fiber to the Home applications,
 Backplane CDR’s and signal conditioners for use in Data centre, storage and cloud computing networks
		Optical Transceiver Module IC’s for ranging from 100Mb/s to 100Gb/s for Telecom applications	Signal Conditioners for Thunderbolt Cables	Serial Digital Interconnect interface IC’s for Broadcast Video and HD Surveillance

Protection	Desktop PC/Notebooks, Ultrabooks	3G/4G Base stations, 10/100/1000 Routers/Switches	Smartphones, tablets, wearables, cameras, TVs, settop boxes	Measurement & instrumentation devices, Automobile

Power Management and High-Reliability	Servers, workstations, notebook computers, add-on cards, computer gaming systems, printers, copiers	Network cards, routers and hubs, telecom network boards	Smartphones, tablets, cameras, TVs, settop boxes	Power supplies, industrial systems, military, aerospace, medical, automotive display

Wireless and Sensing	—	—	Smartphones, media players, tablets, LCD TVs, digital/still video cameras	Automated meter readers, industrial automation, Internet of Things, keyless entry hearing aids
Seasonality
Historically, our results have reflected some seasonality, with demand levels generally being slightly lower in the computer and high-end consumer products segments during the first and fourth quarters of our fiscal year in comparison to the second and third quarters.
Intellectual Capital and Product Development
The development of intellectual property (“IP”) and the resulting proprietary products is a critical success factor for us. Recruiting and retaining key technical talent is the foundation for designing, developing and selling this IP, in the form of new proprietary products, in the global marketplace. One of our strategies to recruit this talent is the establishment of multiple design center locations. As a result, we have design centers throughout the world.
Circuit design engineers, layout engineers, product and test engineers, application engineers and field application engineers are our most valuable employees. Together they perform the critical tasks of design and layout of integrated circuits, turning these circuits into silicon devices, and conferring with customers about designing these devices into their applications. The majority of our engineers fit into one of these categories. Most of these engineers have many years of experience in the design, development and layout of circuits targeted for use in protection, advanced communications, power management and high-reliability, multimedia and data communications, and wireless and sensing applications. We also employ a number of software engineers and systems engineers that specialize in the development of software and systems architecture, who enable us to develop systems oriented products in select markets.
In fiscal year 2014, we incurred $137.4 million of product development and engineering expense. This represents 23% of net sales. These expenses included $7.7 million of impairment charges relating to the reorganization of the Advanced Communications reporting unit, prior to the integration with the Gennum reporting unit, which resulted from the Company's decision to reduce investments in the optical long-haul market. Product development and engineering costs were $120.0 million or 21% of net sales and $80.6 million or 17% of net sales in fiscal years 2013 and 2012, respectively. We intend to make further investments in research and development in the future, which may include increasing our employee headcount and investing in design and development equipment.

We occasionally enter into agreements with customers that allow us to recover certain costs associated with product design and engineering services. Any recovery for these services is recognized during the period in which services are performed, which historically lags behind the period in which we recognize expense. This difference in recognition timing can create volatility in our reported development and engineering expenses.
Sales and Marketing
Sales made directly to customers during fiscal year 2014 were approximately 57% of net sales. The remaining 43% of net sales were made through independent distributors. We have direct sales personnel located throughout the United States, Europe and Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.
We operate internationally through our wholly owned Swiss and Canadian subsidiaries, Semtech International AG and Semtech Canada Corporation. Semtech International AG serves the European markets from its headquarters in Wil, Switzerland and through its wholly owned subsidiaries based in France, Germany, Neuchatel – Switzerland, the United Kingdom, China and Malaysia. Semtech International AG maintains branch offices, either directly or through one of its wholly owned subsidiaries, in Taiwan, Korea and Japan. Semtech International AG also maintains representative offices in China. Semtech Canada Corporation serves the North American market for Gennum products, which are now part of the Signal Integrity and Timing group, from its headquarters in Burlington, Ontario. Semtech Canada Corporation also serves the European and Japanese markets through its wholly owned subsidiaries in the United Kingdom and Japan. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.
Customers, Sales Data and Backlog
As a result of the breadth of our products and markets, we have a broad and balanced range of customers.
Representative Customers by End-Markets:

Enterprise Computing	Communications	High-End Consumer	Industrial
Hewlett-Packard	Cisco Systems, Inc.	LG Electronics Inc.	General Atomics
Sumitomo Electric	Alcatel-Lucent	Sharp Corporation	Honeywell Inc.
Oclaro, Inc.	Huawei Technologies Co., Ltd.	Quanta Computer	Itron, Inc.
Samsung Electronics Co., Ltd.	Nokia Solutions and Networks	Apple, Inc.	Phonak International
LuxNet	Ericsson	Samsung Electronics Co., Ltd.	Raytheon Company
Apple, Inc.	Samsung Electronics Co., Ltd.	Sumitomo Electric	Nokia Solutions and Networks
Google Inc.	ZTE Corporation		Rockwell Automation
Amazon.com Inc.
Our customers include major original equipment manufacturers (“OEMs”) and their subcontractors in the enterprise computing, communications, high-end consumer and industrial end-markets. Our products are typically purchased by these customers for our performance, price, or technical support, as compared to our competitors.
During fiscal years 2014, 2013 and 2012, U.S. sales contributed 16%, 17% and 20%, respectively to our net sales. Foreign sales constituted 84%, 83% and 80% of our net sales during fiscal years 2014, 2013 and 2012, respectively. A majority of foreign sales were to customers located in the Asia-Pacific region, with sales to customers located in South Korea, Japan, and China (including Hong Kong) comprising 11%, 11%, and 34% of our net sales, respectively, in fiscal year 2014. No other foreign country comprised more than 7% of net sales in fiscal year 2014. See Note 16 to our consolidated financial statements included in Item 8 of this report for additional financial information by geographic region.

A summary of net sales by region follows.
Sales by Region

	Fiscal Years
(in thousands, except percentages)	2014		2013		2012
Asia-Pacific	$432,097	73%	$405,179	70%	$298,477	62%
North America	94,574	16%	98,401	17%	114,552	24%
Europe	68,306	11%	75,247	13%	67,572	14%
Total Net Sales	$594,977	100%	$578,827	100%	$480,601	100%
The following table sets forth the concentration of net sales and accounts receivable among the customers that accounted for more than 10% of our net sales or accounts receivable in at least one of the fiscal years 2014, 2013 and 2012:
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2014	2013	2012
Samsung Electronics (and affiliates)	12%	12%	13%
Huawei Technologies (and affiliates)	9%	10%	7%
Frontek Technology Corp	5%	6%	10%
Concentration of Accounts Receivable - Significant Customers

	Fiscal Years
(percentage of net accounts receivable as of fiscal year end)	2014	2013
Samsung Electronics (and affiliates)	13%	12%
Huawei Technologies (and affiliates)	9%	14%
For fiscal year 2014, end-market concentration for our significant customers was as follows:

(percentage of net sales)	Samsung Electronics (and affiliates)
High-End Consumer	11%	(1)
Communications	1%
Enterprise Computing	1%
Industrial and Other	—%
Total	13%

(1)	For Samsung Electronics Co., Ltd., approximately 61% of the sales into the High-end Consumer end-market relate to products focused on the handheld market, which includes cell phones.
Our backlog of orders as of the end of fiscal years 2014, 2013 and 2012 was approximately $84.4 million, $113.8 million and $75.6 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.
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
In keeping with our mostly “fabless” business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2014, the Reynosa facility provided almost all of the silicon for our packaged discrete rectifier products, which were approximately 3% of our end product sales. The remaining 97% of our end products were supported with finished silicon wafers purchased from outside wafer foundries in China, Taiwan, Germany, Israel and France. We anticipate that more than 90% of all silicon wafers we require will come from outside foundries in fiscal year 2015.
Despite our use of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our outside foundries on the improvement and development of process capabilities. In fiscal year 2014, we purchased the vast majority of our wafers from approximately six different third-party wafer foundries and used various manufacturing processes, including Bipolar, High-Speed Bipolar, Complementary Metal-Oxide-Semiconductor (“CMOS”), RF-CMOS, Bi-CMOS and Silicon Germanium ("SiGe") processes.
While we do have some redundancy of fabrication processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. As a result, we maintain some amount of business interruption insurance to help reduce the financial risk associated with a wafer supply interruption, but we are not fully insured against this risk.
Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials, such as silicon wafer substrates, may impact our suppliers’ ability to meet our demand needs or impact the price we are charged. The prices of certain other basic materials, such as metals, gases and chemicals used in the production of circuits have all increased in recent years as demand has grown for these basic commodities. In most cases we do not procure these materials ourselves, but we are nevertheless reliant on these materials for producing our products because our outside foundry and package and test subcontractors must procure them. To help minimize risks associated with constrained capacity, we use multiple foundries and have taken other steps to prevent supply interruptions at certain foundries and subcontractors.
Our largest wafer source is a foundry in China. In fiscal year 2014, this Chinese foundry provided 38% of our total silicon requirements in terms of cost of wafers purchased. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. While the provision of these assets to the wafer foundry may be factored into certain pricing arrangements with the foundry, the impact of any pricing adjustments is insignificant and does not impact our margin trends.
Most of our ultra-high speed 40Gbps and 100Gbps SerDes products are dependent on a single fabrication facility, located within the United States, for wafers.
We use third-party subcontractors to perform almost all of our assembly and test operations. A majority of our assembly and test activity is conducted by third-party subcontractors based in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. We have operations offices located in the Philippines, Malaysia and China that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.
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

We are in direct and active competition, with respect to one or more of our product lines, with numerous manufacturers of varying size, technical capability and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of competitors has grown due to expansion of the market segments in which we participate. We consider our primary competitors with respect to our Protection Products to include STMicroelectronics, NXP Semiconductors N.V., ON Semiconductor Corporation and Infineon Technologies AG. Our primary competitors with respect to our Signal Integrity and Timing products are Texas Instruments Incorporated, Maxim Integrated Products, Inc., M/A-COM Technology Solutions Holdings, Inc., Inphi Corporation, Broadcom Corporation, Applied Micro Circuits Corporation and our customer’s own internal solutions. With respect to our Power Management and High Reliability products, we consider our primary competitors to include Texas Instruments Incorporated, Linear Technology Corporation, Maxim Integrated Products Inc., Microsemi Corporation and Monolithic Power Systems. Our primary competitors with respect to our Wireless and Sensing products include Silicon Laboratories, Texas Instruments Incorporated, Atmel Corporation, Analog Devices Inc. and Cypress Semiconductor Corp.
Intellectual Property and Licenses
We have been granted 154 U.S. patents and 48 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2014 to 2031. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. We have no revenue from patents that expire in 2014 and no significant revenue associated with patents that expire in 2015 or 2016.
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
Employees
As of January 26, 2014, we had 1,455 full-time employees. There were 526 employees in research and development, 240 in sales, marketing and field services, and 291 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions.
We have not had a work stoppage in at least the last decade and the only unionized employees are approximately 192 Mexican nationals who work at our manufacturing facility in Reynosa, Mexico. Our employee relations during the last fiscal year have been, and remain, satisfactory.
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
Our sales that serve the military and aerospace markets primarily consist of our Microwave and High-Reliability products that have been qualified to be sold in these markets by the U.S. Department of Defense (“DOD”). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in the Power Management and High Reliability and Signal Integrity and Timing product lines. In fiscal year 2014, our sales that serve military and aerospace markets made up 5% of net sales. The U.S. State Department has determined that a small number of special assemblies from the Power Management and High Reliability and Signal Integrity and Timing product lines are subject to the International Traffic in Arms Regulations (“ITAR”). We have a Technical Assistance Agreement in place that permits us to assemble certain of these products in Mexico. Other products subject to ITAR regulations are manufactured in our Redondo Beach, CA facilities. International shipments of these products require a State Department license.
Our facilities throughout the world are subject to various environmental laws and regulations and we believe our operations are in substantial compliance with those laws and regulations. We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites we have used. During fiscal years 2014 and 2012, the expense incurred with respect to these clean up matters was not material. In fiscal year 2013, we recorded a $2.5 million environmental reserve associated with the November 2012 draft clean up and abatement order discussed below. New laws or regulations or changes to existing laws or regulations could subject our ongoing operations to different or additional environmental standards that could increase our cost of compliance in the future. In addition, our cost of doing business could increase if our suppliers increase prices to recoup the cost of their compliance with environmental laws or regulations. See Note 15 to our consolidated financial statements included in Item 8 of this report.
We have used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at our former facility in Newbury Park, California that was leased for approximately forty years. We vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Groundwater monitoring results to date over a number of years suggest that a measurable amount of groundwater contaminants of concern are believed to come from, or be contributed by, in full or in material part, adjacent facilities and/or to come from environmental cleanup operations separately conducted on the adjacent facilities, never owned or occupied by us. Responsibility for soil contamination remains under investigation. The location of key soil contamination (and some related site groundwater impact associated with the soil contamination) is concentrated in and found to emanate from an area of an underground storage tank that we believe to have been installed and primarily used in the early 1960s by a former tenant at the site who preceded our tenancy. The applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering us and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to us and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. In November 2012, the regulatory agency listed two more potentially responsible parties to the matter, based on historical evidence of past occupancy or operations at the site dating to the 1960s. In addition, the regulatory agency’s November 2012 action included a draft cleanup and abatement order to all the parties. Responses to the draft orders were submitted in a timely manner by all the parties in January 2013. In October 2013, the regulatory agency issued a final cleanup and abatement order. The October 2013 order removed the two additional potentially responsible parties from further participation or liability under the order. The October 2013 order was consistent and duplicative of the November 2012 draft order in all other material respects, including the scope of proposed additional site work, monitoring, and proposed remediation activities. We have filed an appeal of the October 2013 order seeking reconsideration of the removal of the two other potentially responsible parties, and seeking clarification of certain other factual findings by the regulatory agency. Other parties have filed their own responses to the October 2013 order. Further action and response from the regulatory agency is pending. The parties are expected to work cooperatively in responding to and determining the appropriate scope and extent of additional site investigative and categorization work, as well as in relation to any ultimate clean up and abatement work.
We have accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based upon, and in anticipation of the likely outcome associated with the November 2012 draft cleanup and abatement order and the October 2013 final cleanup and abatement order, we engaged an environmental firm to assist in an assessment of this site consistent with the direction and scope of the cleanup and abatement order. Based on our preliminary assessment following the November 2012 draft cleanup and abatement order, which has been reviewed now again under the October 2013 final cleanup and abatement order pending the current appeal by us and other impacted parties, we have determined a likely range of probable loss between $2.5 million and $5.7 million. Given the as yet unresolved status of the cleanup and abatement order and uncertainties associated with environmental assessment and the remediation activities, we are unable to determine a best estimate within the range of loss. Therefore, in the third quarter of fiscal year 2013, we recorded the minimum amount of $2.5 million under “Accrued liabilities” on the consolidated balance sheets, and under “Selling, general and administrative” in the consolidated statements of operations. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
You should carefully consider and evaluate all of the information in this Annual Report on Form 10-K, including the risk factors listed below. The risks described below are not the only ones facing our Company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
As discussed earlier in “Special Note Regarding Forward-Looking and Cautionary Statements,” this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of such risks and uncertainties and certain factors including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K, including, without limitation, information under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the SEC, and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statements that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
Risks Relating to General Business Conditions
Our future results may fluctuate, fail to match past performance or fail to meet expectations.
Our results may fluctuate in the future, may fail to match our past performance or fail to meet our expectations and the expectations of analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of:

•	general economic conditions in the countries where we sell our products;

•	seasonality and variability in the computer market and our other end-markets;

•	the timing of new product introductions by us, our customers and our competitors;

•	product obsolescence;

•	the scheduling, rescheduling or cancellation of orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	our ability to predict and meet evolving industry standards and consumer preferences;

•	our ability to develop new process technologies and achieve volume production;

•	our ability to integrate and realize synergies from recent acquisitions;

•	changes in manufacturing yields;

•	capacity utilization;

•	product mix and pricing;

•	movements in exchange rates, interest rates or tax rates;

•	the availability of adequate supply commitments from our outside suppliers;

•	the manufacturing and delivery capabilities of our subcontractors; and

•	litigation and regulatory matters.
As a result of these factors, our past financial results are not necessarily indicative of our future results.

Downturns in the business cycle could adversely affect our revenues and profitability.
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
Current global economic conditions could reduce demand for our products.
Uncertainty about global economic conditions can pose a risk to the overall economy by causing fluctuations to and reductions in consumer and commercial spending. Demand for our products could be different from our expectations due to many factors including changes in business and economic conditions, conditions in the credit market that affect consumer confidence, customer acceptance of our products, changes in customer order patterns, including order cancellations, and changes in the level of inventory held by vendors.
Business interruptions could harm our business.
Our corporate headquarters, a portion of our assembly and research and development activities and certain other critical business operations are located near major earthquake fault lines. We do not maintain earthquake insurance and our business could be harmed in the event of a major earthquake. We generally do not maintain flood coverage, including for our Asian locations where certain of our operations support and sales offices are located. Such flood coverage has become very expensive; as a result we have elected not to purchase this coverage. If one of these locations were to experience a major flood, our business may be harmed.
Our business could be harmed if natural disasters interfere with production of wafers by our suppliers, with assembly and testing of products by our subcontractors, or with our distribution network. We maintain some business interruption insurance to help reduce the effect of such business interruptions, but we are not fully insured against such risks. Likewise, our business could be adversely impacted if a natural disaster were to shut down or significantly curtail production by one or more of our end customers. Any such loss of revenue due to a slowdown or cessation of end customer demand is uninsured.
When natural disasters such as an earthquake or other causes result in wide-spread destruction, the impact on our business may not be readily apparent. This is especially true when trying to assess the impact of the disaster on our end customers, who themselves may not fully understand the impact of the event on their businesses. The full extent and scope of natural disaster impacts, both in terms of direct impact on us and our supply chain, as well as on our end customers (to include their own supply chain issues as well as end-market issues), may not be known for a considerable period of time following the disaster. When any such natural disaster occurs, there can be no assurance that our results of operations may not be materially affected as a result of the impact of the disaster on us or on our end customers.
We rely on third party freight firms for nearly all of our shipments from vendors to assembly and test sites, primarily in Asia, and for shipments of our final product to customers. This includes ground and air transportation. Any significant disruption of such freight business globally or in certain parts of the world, particularly where our operations are concentrated, could materially and adversely affect our ability to generate revenues. Business interruption insurance may not provide enough protection to compensate us for losses that may occur. Accordingly, any of these disruptions could significantly harm our business.

Terrorist attacks, wars and other acts of violence, such as those that may result from the tension in the Middle East and the Korean peninsula, or any other national or international crisis, calamity or emergency, may result in interruption to the business activities of many entities, business losses and overall disruption of the economy at many levels. These events may directly impact our physical facilities or those of our customers and suppliers. Additionally, these events or armed conflicts may cause some of our customers or potential customers to reduce the level of expenditures on their services and products that ultimately may reduce our revenue. The consequences of these reductions are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. For example, as a result of these events, insurance premiums for businesses may increase and the scope of coverage may be decreased. Consequently, we may not be able to obtain adequate insurance coverage for our business and properties. To the extent that these disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market our services and products, our business and results of operations could be harmed.

We operate a manufacturing facility in Reynosa, Mexico. Historically, certain regions in Mexico have experienced high levels of violence. Any significant disruption of our operations at this facility could materially affect our ability to generate revenues for certain products within our High-Reliability product line. Some of the products that we produce at this facility require certification by the Defense Contract Audit Agency (“DCAA”). Failure to secure or maintain the required certification, either directly through the DCAA or through a qualifying third party would materially affect our authorization to manufacture applicable products at this facility, and our revenue for certain products within our High-Reliability product line could materially decline. An audit was performed in May 2012 by the Defense Logistics Agency (DLA) Land and Maritime office, which is the Department of Defense (DoD) agency having oversight responsibility for applicable products manufactured in this facility. We received a letter of certification allowing us to continue producing High-Reliability products in 2013. The applicable certification will maintain our listing on the DoD Qualified Parts List (QPL) as a MIL-PRF-19500 Semiconductor Manufacturer of JAN, JANTX, JANTXV and JANS quality level components. The DLA has indicated, barring any unforeseen circumstances, that our next surveillance audit may occur in early 2015. Semtech has been continuously certified to produce QPL components for over 20 years without lapse.
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
Risks Relating to Production Operations
We obtain many essential components and materials and certain critical manufacturing services from a limited number of suppliers and subcontractors, most of which are foreign-based entities.
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
Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. For fiscal year 2014, approximately 38% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal years 2013 and 2012, approximately 38% and 59%, respectively, of our silicon in terms of cost of wafers was supplied by this third-party foundry in China. While our utilization of multiple outside foundries does create some redundancy of fabrication processes, any interruption of supply by one or more of these foundries could materially impact us. We maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

A majority of our package and test operations are performed by third-party contractors based in Malaysia, Korea, Taiwan, Thailand, the Philippines and China. Our international business activities, in general, are subject to a variety of potential risks resulting from political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.
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
Our products may be found to be defective, product liability claims may be asserted against us and we may not have sufficient liability insurance.
Manufacturing semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities in our manufacturing materials, contaminants in the manufacturing environment, manufacturing equipment failures, and other defects can cause our products to be non-compliant with customer requirements or otherwise nonfunctional. We face an inherent business risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved.
Our general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances, we have agreed to other warranty terms, including some indemnification provisions, which could prove to be significantly more costly than repair, replacement or refund. We attempt to limit our liability through our standard terms and conditions and negotiation of sale and other customer contracts, but there is no assurance that such limitations will be accepted or effective. While we maintain some insurance for such events, a successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, would have adverse effects (that could be material) on our business, results of operations and financial condition. Additionally, in the event that our products fail to perform as expected, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our business, results of operations and financial condition.
Risks Relating to Research and Development, Engineering, Intellectual Property and New Technologies
We may be unsuccessful in developing and selling new products, which is central to our objective of maintaining and expanding our business.
We operate in a dynamic environment characterized by price erosion, rapid technological change, and design and other technological obsolescence. Our competitiveness and future success depend on our ability to predict and adapt to these changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing support for our own new products and technologies.
A failure to achieve design wins, to introduce these new products in a timely manner, or to achieve market acceptance for these products on commercially reasonable terms could harm our business.
The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of technology, product and process design and development;

•	timely and efficient implementation of manufacturing, assembly, assembly, and test processes;

•	the ability to secure and effectively utilize fabrication capacity in different geometries;

•	product performance;

•	product quality and reliability; and

•	effective marketing, sales and service.

Even if we are able to develop products and achieve design wins, the design wins may never generate revenues if end-customer projects are unsuccessful in the marketplace or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidations among customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue can be uncertain and could be significant. If we fail to develop products with required features or performance standards or experience even a short delay in bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our business, financial condition and results of operations could be materially and adversely impacted.

Our products may fail to meet new industry standards or requirements and the efforts to meet such industry standards or requirements could be costly.

Many of our products are based on industry standards that are continually evolving. Our ability to compete in the future will depend in part on our ability to anticipate, identify and ensure compatibility or compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by our customers and potential customers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards or requirements, we could miss opportunities to achieve crucial design wins which in turn could have a material adverse effect on our business, operations and financial results.

We may be unable to adequately protect our intellectual property rights.
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
We may suffer losses and business interruption if our products infringe the intellectual property rights of others.
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
We must commit resources to product production prior to receipt of purchase commitments and could lose some or all of the associated investment.
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
Risks Relating to International Operations
We sell and trade with foreign customers, which subjects our business to increased risks.
Sales to foreign customers accounted for approximately 84% of net sales in the fiscal year ended January 26, 2014. Sales to our customers located in China (including Hong Kong) and South Korea constituted 34% and 11%, respectively, of net sales for fiscal year 2014. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.
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
As a means of managing our foreign exchange exposure, we routinely convert U.S. dollars into foreign currency in advance of the expected payment. We regularly assess whether or not to hedge foreign exchange exposure. Any future use of forward contracts to hedge foreign exchange exposure may be required to be marked-to-market each quarter and can create volatility in net income not directly tied to our operating results.
We may be subject to increased tax liabilities and an increased effective tax rate if we need to repatriate funds held by our foreign subsidiaries.
As of January 26, 2014, our foreign subsidiaries held approximately $219.3 million of cash, cash equivalents, and short-term investments and $496.8 million of unremitted earnings for which no Federal or State taxes have been provided. If we needed these funds for investment in our domestic operations, any repatriation could result in increased tax liabilities.
We are subject to export restrictions and laws affecting trade and investments.
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
Risks Relating to Sales, Marketing and Competition
We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively.
The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. We consider our primary competitors with respect to our Protection Products to include STMicroelectronics, NXP Semiconductors N.V., ON Semiconductor Corporation and Infineon Technologies AG. Our primary competitors with respect to our Signal Integrity and Timing products are Texas Instruments Incorporated, Maxim Integrated Products, Inc., M/A-COM Technology Solutions Holdings, Inc., Inphi Corporation, Broadcom Corporation, Applied Micro Circuits Corporation, ClariPhy Communications, Inc. and our customer’s own internal solutions. With respect to our Power Management and High Reliability products, we consider our primary competitors to include Linear Technology Corporation, Maxim Integrated Products Inc., Microsemi Corporation and Monolithic Power Systems. Our primary competitors with respect to our Wireless and Sensing products include Silicon Laboratories, Texas Instruments Incorporated, Atmel Corporation, Analog Devices Inc. and Cypress Semiconductor Corp.
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
We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our business.
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
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2014	2013	2012
Samsung Electronics Co., Ltd.(and affiliates)	12%	12%	13%
Huawei Technologies Co., Ltd (and affiliates)	9%	10%	7%
Frontek Technology Corp	5%	6%	10%
Concentration of Accounts Receivable - Significant Customers

	Fiscal Years
(percentage of net accounts receivable as of fiscal year end)	2014	2013
Samsung Electronics Co., Ltd.(and affiliates)	13%	12%
Huawei Technologies Co., Ltd (and affiliates)	9%	14%
In addition to those customers representing greater than 10% of net sales or accounts receivable listed above, we had several end-customers in fiscal year 2014 that, on an annual basis, accounted for more than 2% of net sales, but less than 10% of net sales.
Sales to our customers are generally made on open account, subject to credit limits we may impose, and the receivables are subject to the risk of being uncollectible.
The volatility of customer demand limits our ability to predict future levels of sales and profitability.
We primarily conduct our sales on a purchase order basis, rather than pursuant to long-term contracts. The loss of any significant customer, any material reduction in orders by any of our significant customers, the cancellation of a significant customer order or the cancellation or delay of a customer’s significant program or product could harm our business.
Semiconductor suppliers can rapidly increase production output in response to slight increases in demand, leading to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to account for shorter lead times. Conversely, when circumstances create longer lead times customers may orders in excess of what they need to ensure availability, then cancel orders if lead times are reduced. A rapid and sudden decline in customer demand for products or cancellation of orders can result in excess quantities of certain products relative to demand. Should this occur, our operating results may be adversely affected as a result of charges to reduce the carrying value of our inventory to the estimated demand level or market price. Our quarterly revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The short-term and volatile nature of customer demand makes it extremely difficult to accurately predict near term revenues and profits.

Most of our authorized distributors, which together represent approximately half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable.
In fiscal year 2014, authorized distributors accounted for approximately 43% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2014, our two largest distributors were based in Asia.
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
Risks Relating to Governmental Regulations, including Taxes, Financial Reporting Rules and Regulations, and Environmental Regulations
We are subject to government regulations and other standards that impose operational and reporting requirements.
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
Additional laws, rules and regulations at the United States federal and relevant foreign levels governing data privacy protections for personal information, and corrupt practices/anti-bribery prohibitions, impact our business in terms of ongoing monitoring of compliance. Legislation and related regulations in the United Kingdom under that country’s Bribery Act could have extra-territorial application of compliance standards that may be inconsistent with comparable United States law, requiring us to re-evaluate and amend our compliance programs, policies and initiatives.
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
We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at, under or emanating from our facilities or other environmental or natural resource damage. We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites we have used. For example, during our fiscal year 2013, we recorded a $2.5 million environmental reserve associated with a cleanup and abatement order from a regulatory authority at our former facility in Newbury Park, California for groundwater contamination.
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
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These metals are commonly used in electronic components and devices, including our products. These regulations will require companies to investigate and disclose whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stockholders if we are unable to sufficiently verify the origins for all metals used in our products. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. The first report is due on May 31, 2014 for the 2013 calendar year.
We could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.
We are subject to taxes in the U.S. and numerous foreign jurisdictions, including Switzerland, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. and Switzerland. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service of the United States (IRS) and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S. or Switzerland, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

In addition, due to the complexity associated with the calculation of our tax provision, we have hired independent tax advisors to assist us. Significant judgment is required in the calculation of our tax provision and the resulting tax liabilities as well as determination of our ability to realize our deferred tax assets. Our estimates of future taxable income and the regional mix of this income can change as new information becomes available. Any such changes in our estimates or assumptions can significantly impact our tax provision in a given period by, for example, requiring us to impair existing deferred tax assets. Such required changes could result in us having to restate our financial statements. Restatements are generally costly and could adversely impact our results of operations or have a negative impact on the trading price of our common stock.
We may be subject to taxation in other jurisdictions which could negatively affect our operations.
As a global organization, we may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. If certain of our non-U.S. activities were treated as carrying on business as a permanent establishment and therefore, subject to income tax in such jurisdiction, our results of operations could be materially adversely affected.
Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could have a material adverse effect on our business and stock price.
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
We have limited experience with government contracting, which entails differentiated business risks.
Although such contracts have not constituted a material portion of our revenue in the past, we may from time-to-time derive revenue from contracts and subcontracts with agencies of, or prime or secondary contractors to, the U.S. government, including U.S. military agencies. Consequently, we are subject to certain business risks that are particular to companies that contract with U.S. government agencies. These risks include the ability of the U.S. government or related contractors to unilaterally:

•	terminate contracts at its convenience;

•	terminate, modify or reduce the value of existing contracts, if budgetary constraints or needs change;

•	cancel multi-year contracts and related orders, if funds become unavailable;

•	adjust contract costs and fees on the basis of audits performed by U.S. government agencies;

•	control and potentially prohibit the export of our products;

•	require that we continue to supply products despite the expiration of a contract under certain circumstances;

•	require that we fill certain types of rated orders for the U.S. government prior to filling any orders for other customers; and

•	suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.
In addition, because we may enter into defense industry contracts with respect to products that are sold both within and outside of the United States, we are subject to the following additional risks in connection with government contracts:

•	the need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties, delays and/or cost overruns;

•	the difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term fixed price contracts; and

•	the need to transfer and obtain security clearances and export licenses, as appropriate.
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

Risks Relating to our Business Strategies, Personnel and Other Operations
The loss of any of our key personnel or the failure to attract or retain specialized technical and management personnel could impair our ability to grow our business.
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

We face risks associated with companies we have acquired in the past and may acquire in the future.
We have expanded our operations through strategic acquisitions, such as the acquisition of Sierra Monolithics Inc. ("SMI") in December 2009 and Gennum Corporation in March 2012, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions have used and could use in the future a significant portion of our available liquid assets or we could incur debt or issue equity securities to fund acquisitions. Issuance of equity securities could be dilutive to existing shareholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse. We cannot provide any assurance that any acquisition will have a positive impact on our future performance.
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
We may be required to recognize additional impairment charges in the future which could have an adverse effect on our financial condition and results of operations.

We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the United States to determine whether they are impaired. In fiscal year 2014, in connection with the restructuring related to the combination of our Advanced Communications and Gennum Product groups, we recorded charges of approximately $150.0 million for the impairment of goodwill and certain intangible assets. Future restructuring or appraisal of our business impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and results of operations.

Our ability to generate the significant amount of cash needed to service our debt obligations or to obtain additional financing depends on many factors beyond our control.
We completed the acquisition of Gennum on March 20, 2012 and entered into senior secured first lien credit facilities in an aggregate principal amount of $350 million. On May 2, 2013, the initial credit facility was replaced with a new credit facility in an aggregate amount of $400 million as described further under “Note 10- Credit Facilities” of Item 8 of this Form 10-K. Prior to the completion of the acquisition of Gennum, we did not have any material outstanding indebtedness. As a result of the incurrence of such debt, we expect our consolidated interest expense will increase. Our ability to make payments on amounts borrowed under our credit facilities, and to fund our operations, will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control.
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
We rely on certain critical information systems for the operation of our business.
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

The costs associated with our indemnification of certain customers, distributors, and other parties could be higher in future periods.
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

Our share price could be subject to extreme price fluctuations, and stockholders could have difficulty trading shares.
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
We lease an approximately 13,500 square foot building in San Diego, California that houses design, test and administrative functions and serves as a development center for our Wireless and Sensing product line. The lease on this facility runs through September 2014, with an option to extend for an additional five years.
Our Redondo Beach, California facilities consist of approximately 26,300 total square feet of leased space which house general offices for business functions relating to certain products of our Signal Integrity and Timing product line. The leases on these facilities expire at various times through 2015. A portion of the facilities are occupied under a month to month tenancy. We also lease approximately 35,000 square feet in Irvine, California which facility houses design, test and administrative functions for our Advanced Communications product line. The leases on the Irvine facilities expire between 2014 and 2015.

We lease a facility in Wil, Switzerland which serves as corporate headquarters for our Semtech International AG subsidiary and houses finance, administrative, legal, and other general functions. The lease on this facility runs through March 2014. In April 2014, Semtech International AG will relocate into a facility in Rapperswil, Switzerland. The lease on this new facility runs through January 2017. In addition, we lease office and warehouse space in Neuchatel, Switzerland, the headquarters for our Wireless and Sensing product line. The lease on this facility expires in March 2016.

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
Market Information
During fiscal years 2014 and 2013, our common stock traded on the NASDAQ Global Select Market under the symbol “SMTC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the NASDAQ market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ended January 26, 2014:
First Quarter	$35.50	$29.49
Second Quarter	$37.45	$30.90
Third Quarter	$32.35	$27.78
Fourth Quarter	$32.72	$22.57
Fiscal year ended January 27, 2013:
First Quarter	$30.46	$25.54
Second Quarter	$27.59	$22.22
Third Quarter	$27.10	$23.18
Fourth Quarter	$30.12	$22.95
On March 21, 2014, the reported last sale price of our common stock on the NASDAQ Global Select Market was $26.26 per share.
Holders
As of March 21, 2014, we had 258 holders of record of our common stock.
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
Purchases of Equity
Information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2014 follows:
Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
November 2013 (10/28/13-11/24/13)	22,528	$29.87	22,528	$76.8	million
December 2013 (11/25/13-12/22/13)	324,604	$28.70	324,604	$67.5	million
January 2014 (12/23/13-01/26/14)	202,661	$24.64	202,661	$62.5	million
Total activity in the fourth quarter	549,793	$27.25	549,793

(1)
The Company maintains an active stock repurchasing program which was approved by the Company's Board of Directors in March 2008 (the "2008 program"). The 2008 program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company's common stock from time to time through negotiated or open market transactions (the "2011 Program"). On August 21, 2013, the Company announced an additional $50.0 million expansion of the 2011 Program for a total authorized program of $100.0 million. As of January 26, 2014, we had repurchased $37.5 million of common stock under this program.

(2)
The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans
See the information set forth in Part III, Item 12 of this Form 10-K.
Sales of Unregistered Securities
We did not make any unregistered sales of equity securities during fiscal year 2014.
Performance Graph
This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2008 in (i) the Company’s common stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2009	2010	2011	2012	2013	2014
Semtech	$100	$130	$189	$252	$259	$202
NASDAQ Composite	$100	$145	$182	$191	$213	$279
PHLX SEMICONDUCTOR SECTOR	$100	$152	$211	$198	$199	$254
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
The consolidated statements of operations data set forth below for fiscal years 2014, 2013 and 2012 and the consolidated balance sheet data as of the end of fiscal years 2014 and 2013 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this report. The consolidated statements of operations data for fiscal years 2011 and 2010 and the consolidated balance sheet data as of the end of fiscal years 2012, 2011 and 2010 are derived from the audited financial statements previously filed with the SEC on Form 10-K.
This information should be read in conjunction with Management’s Discussion and Analysis contained in Item 7 of this report, the audited financial statements and accompanying notes included in Item 8 of this report, and the corresponding items included in our Form 10-K for fiscal years 2013, 2012 and 2011.

The fiscal year ended January 31, 2010 consisted of fifty-three weeks with the extra week falling in the fourth quarter. All other fiscal years presented consisted of fifty-two weeks. Our past results are not necessarily indicative of our future performance.
Income Statement Data

	Fiscal Year Ended
(in thousands, except per share amounts)	January 26, 2014	January 27, 2013	January 29, 2012	January 30, 2011	January 31, 2010
Net sales	$594,977	$578,827	$480,601	$454,502	$286,560
Cost of sales	244,719	264,215	194,956	186,196	130,514
Cost of sales - lower of cost or market write down	15,047	—	—	—	—
Gross profit	335,211	314,612	285,645	268,306	156,046
Operating costs and expenses:
Selling, general and administrative	125,379	149,070	100,629	110,404	77,934
Product development and engineering	137,437	120,009	80,577	69,624	44,847
Intangible amortization	29,002	29,244	8,383	9,520	2,348
Intangible asset impairments	32,538	700	2,470	—	—
Goodwill impairment	116,686	—	—	—	—
Restructuring	3,086	—	—	—	—
Total operating costs and expenses	444,128	299,023	192,059	189,548	125,129
Operating (loss) income	(108,917)	15,589	93,586	78,758	30,917
Interest expense	(18,174)	(14,363)	—	—	—
Interest income and other (expense) income, net	(1,390)	(977)	593	574	3,054
(Loss) income before taxes	(128,481)	249	94,179	79,332	33,971
Provision (benefit) for taxes	35,985	(41,690)	5,092	6,760	33,014
Net (loss) income	$(164,466)	$41,939	$89,087	$72,572	$957
Earnings per share:
Basic	$(2.44)	$0.64	$1.37	$1.16	$0.02
Diluted	$(2.44)	$0.62	$1.32	$1.12	$0.02
Weighted average number of shares used in computing earnings per share:
Basic	67,471	65,809	65,099	62,339	60,779
Diluted	67,471	67,472	67,350	64,523	61,676
Anti-dilutive shares not included in the EPS calculations	1,245	783	625	1,700	8,900

Balance Sheet Data

(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012	January 30, 2011	January 31, 2010
Cash, cash equivalents and investments	$246,868	$236,072	$327,665	$258,342	$162,223
Working capital	282,706	248,311	360,330	259,873	146,086
Total assets	948,940	1,171,013	726,321	659,943	514,294
Long term debt, less current	273,293	282,286	—	—	—
Other long-term liabilities	25,288	318,505	29,151	37,503	35,173
Total stockholders’ equity	535,843	694,826	630,188	528,615	405,741

Note 1:
The Company acquired Gennum on March 20, 2012 and Cycleo SAS on March 7, 2012. Both of these acquisitions occurred during our fiscal year 2013 with Gennum being the more significant of the two. As a result, fiscal year 2013 reflects almost a full year of these acquisitions in our consolidated statements of operations.

The Company acquired SMI on December 9, 2009 and Leadis Technology Inc. on February 6, 2009. Both of these acquisitions occurred during our fiscal year 2010 with SMI being the more significant of the two. As a result, fiscal year 2011 reflects a full year of these acquisitions in our consolidated statements of operations.
Refer to Note 3 to our audited consolidated financial statements included in Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 “Selected Consolidated Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the continuation and/or pace of key trends considered to be main contributors to the Company's growth, such as demand for increased network bandwidth, demand for increasing energy efficiency in the Company's products or end use applications of the products, and demand for increasing miniaturization of electronic components; shifts in demand among target customers, and other comparable changes or protracted weakness in projected or anticipated end-user markets; competitive changes in the marketplace, including, but not limited to the pace of growth or adoption rates of applicable products or technologies; shifts in focus among target customers, and other comparable changes in projected or anticipated end-user markets; adequate supply of components and materials from our suppliers, and of our products from our third-party manufacturers, to include disruptions due to natural causes or disasters, or related extraordinary weather events; the Company's ability to forecast and achieve anticipated revenues and earnings estimates in light of periodic economic uncertainty, to include impacts arising from European and global economic dynamics; the Company's ability to manage expenses to achieve anticipated amounts; and the amount and timing of expenditures for capital equipment deemed necessary or advisable by the Company. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Annual Report on Form 10-K, including, without limitation, information under the section "Risk Factors" and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the SEC, and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.

Overview
We are a leading supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally into applications within the high-end consumer, industrial, enterprise computing and communications end-markets. The high-end consumer end-market includes handheld devices, tablets, set-top boxes, digital televisions, digital video recorders, thunderbolt cables and other consumer equipment. Applications for the industrial market include broadcast studio equipment, automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment. Enterprise computing end-markets include desktops, notebooks, servers, graphic boards, monitors, printers, datacenter related equipment, storage networks and computer peripherals. Communications end-market applications include base stations, optical networks, carrier networks, switches and routers, cable modems, signal conditioners, wireless LAN, and other communication infrastructure equipment. Our end-customers are primarily original equipment manufacturers and their suppliers, including Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co., Ltd., LG Electronics, Motorola, Nokia Siemens Networks, Itron, Apple, Phonak International, Research In Motion Limited, Samsung Electronics Co., Google Inc., Amazon.com Inc., and ZTE Corporation.

On March 20, 2012, we, through our wholly-owned subsidiary Semtech Canada Inc., completed the acquisition of all outstanding equity interests of Gennum Corporation (“Gennum”) (TSX: GND), a leading supplier of high speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets.
Upon consummation of the acquisition, which constituted a change in control of Gennum, Gennum’s stock option awards and restricted shares became fully vested. We acquired 100% of the outstanding shares and vested stock options, restricted shares, and deferred share units of Gennum for CDN$13.55 per share for a total purchase price of $506.5 million. See Note 3 to our audited consolidated financial statements included in Item 8 of this report. The acquisition was initially financed with a combination of cash from our international cash reserves and $347.0 million (net of original issue discount of $3.0 million) of five-year secured term loans with a combined interest rate of approximately 4%. See Note 10 to our audited consolidated financial statements included in Item 8 of this report.
Our primary reasons for the acquisition were to broaden our existing portfolio of high-performance analog products and to acquire a portfolio of high-speed data communications and video platforms to create one of the industry’s most complete and robust high-speed analog and mixed signal portfolios. In addition, Gennum’s strong position in the emerging HD video surveillance market further diversifies our portfolio of high-performance analog semiconductors and provides cross-selling potential with the combined customer base.
On March 7, 2012, we completed the acquisition of Cycleo SAS (“Cycleo”), a privately held company based in France that develops IP for wireless long-range semiconductor products used in smart metering and other industrial and consumer markets. This transaction, which was accounted for using the acquisition method of accounting, complements our current wireless offerings and will bring customers a set of high-end, digitally enhanced wireless solutions. Under the terms of the agreement, we paid the stockholders of Cycleo $5.0 million in cash at closing. The audited consolidated financial statements for the fiscal years 2014 and 2013 include the results of operations of Gennum and Cycleo commencing as of the acquisition dates.
We operate our business in one enterprise-wide reportable segment. All of our operating segments exhibit similar economic characteristics and we manage our business to a targeted gross margin range which all of our product lines are expected to meet. During fiscal years 2014, 2013 and 2012 the gross margin of our Power Management and High-Reliability group did not fall within our targeted range as their business was negatively impacted by lower sales volumes and an unfavorable product mix. The lower sales volumes are the result of the group’s strategic transition away from certain markets (i.e., the personal computer market) that are characterized by non-differentiated offerings in sectors that are highly competitive. Specifically, this group is transitioning its product offerings to better support its current target markets, which include high-end consumer and medical, space, industrial and automotive applications that have historically enjoyed higher gross margins. We are starting to see traction in this endeavor as supported by the pace of new product introductions and customer design win communications. As a result of the lower volumes currently being experienced by this group, their gross margin has been impacted more than our other product groups by lower overhead absorption and fixed costs. In order to support existing customers while developing new cost-efficient products that can be sold at competitive prices, the Power Management and High-Reliability group has sold certain products at lower margins.
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in fiscal year 2014 represented 48% of net sales. Sales made directly to customers during fiscal year 2014 were 57% of net sales. The remaining 43% of net sales were made through independent distributors.
Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. For the fiscal year ended January 26, 2014, approximately 38% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2014 constituted approximately 84% of our net sales. Approximately 86% of foreign sales in fiscal year 2014 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe and Canada.

Restructuring
We use several metrics as indicators of future potential growth. The indicators that we believe best correlate to potential future revenue growth are design wins and new product releases. There are many factors that may cause a design win or new product release to not result in revenue, including a customer decision not to go to system production, a change in a customer’s perspective regarding a product’s value or a customer’s product failing in the end-market. As a result, although a design win or new product introduction is an important step towards generating future revenue, it does not inevitably result in us being awarded business or receiving a purchase commitment.
In December 2013, after filing our Form 10-Q for the period ended October 27, 2013, we became aware of changes tied to the decision of a customer, disclosed in our filings as a key customer, to transition from our standard product to their internal application specific integrated circuit (“ASIC”) solution. This decision by our key customer to utilize an internal ASIC solution was accelerated by continued delays in the release of capital investment tenders, primarily within China, which also provided other potential customers of ours with additional time to develop their internal solutions. While some of these potential customers had indicated an interest in transitioning to an internal ASIC solution, it was our key customer’s decision to do so that prompted our strategic reassessment and resulting restructuring.
Upon completing the reassessment of our strategic options in January 2014, we decided to reduce the level of investments that we are making in the long-haul optical market. This reduction in investment is expected to significantly impact our ability to generate future revenue from the long-haul optical market. This anticipated reduction in potential future revenue resulted in us recording significant impairments of goodwill and other intangibles. Additionally, certain long-lived assets were determined to be impaired. As a result of our communications to our customers regarding our operational changes, we expect our customers to take action to transition away from some of our current platforms, including certain products in the 40Gbps and 100Gbps SerDes class which resulted in us reducing the cost basis of inventories in the fourth quarter of fiscal year 2014. Additionally, we incurred significant costs to terminate certain contract commitments and to provide for certain severance benefits to employees who were terminated prior to January 26, 2014 as a result of these investment reductions. The financial impact of these actions for the twelve month period ending January 26, 2014 is presented below:

Restructuring charges
(in thousands)
Employee terminations and related costs	$1,841
Contract termination costs	1,245
Total restructuring costs	$3,086

Impairment of finite and indefinite-lived intangibles
(in thousands)	Finite-lived intangible assets	Indefinite-lived intangible assets	Total
Intangible asset impairments	$29,938	$—	$29,938
Goodwill impairment	—	116,686	116,686
Total	$29,938	$116,686	$146,624

Other charges
(in thousands)	Cost of sales	Selling general and administrative	Product development and engineering	Total
Inventory write-downs	$15,047	$—	$—	$15,047
Long-lived asset impairments	4,341	314	4,541	9,196
Contract commitments	1,729	—	3,197	4,926
Total other charges	$21,117	$314	$7,738	$29,169

We completed most of the restructuring activities in the fourth quarter of fiscal year 2014, however, we expect to take additional actions in the first quarter of fiscal year 2015 that are expected to result in approximately $0.5 million of additional restructuring charges, primarily for lease consolidation and additional severance paid to employees who entered into stay agreements.

We do not expect any significant changes to our liquidity as a result of our restructuring activities as most of the charges associated with these actions do not require settlement in cash.

As a result of these restructuring actions we expect to realize significant operating cost savings beginning in the first quarter of fiscal year 2015, including an annual reduction in compensation costs of approximately $10.0 million, development costs of approximately $10.0 million and depreciation and amortization costs of approximately $5.2 million. These savings are expected to be offset by an anticipated $70.0 to $80.0 million reduction in revenues from long-haul optical products which are included in our Signal Integrity and Timing product group. We expect the gross margins for this product group to return to normalized levels beginning in the first quarter of fiscal year 2015.

Results of Operations
Fiscal Year 2014 Compared With Fiscal Year 2013
Presented below is our estimate of the end-market classification of net sales.

	Fiscal Years
(in thousands, except percentages)	2014		2013		Change
High-End Consumer (1)	$170,203	29%	$169,847	29%	—%
Communications	160,302	27%	181,791	31%	(12)%
Industrial and Other	149,039	25%	141,243	25%	6%
Enterprise Computing	115,433	19%	85,945	15%	34%
Total	$594,977	100%	$578,826	100%	3%

(1)
Approximately $43.8 million and $36.4 million of our total sales to Samsung Electronics (and Affiliates), one of our significant customers, in fiscal year 2014 and 2013, respectively, were for products that target the handheld market (which includes mobile phones). These revenues are included in the high-end consumer end-market category.

Net Sales. Net sales for fiscal year 2014 were $595.0 million, an increase of 3% compared to $578.8 million for fiscal year 2013. Fiscal year 2014 revenues within the Enterprise Computing end-market benefited from a full year of Gennum revenue, with particular strength from optical communications which was well positioned for the upgrading of data centers and the build-out of wireless infrastructure. Strength from these areas was primarily offset by a decline in the Communications market with particular weakness in 40Gbps and 100Gbps SerDes devices. The weakness in the Communications market was the result of continued delays in the release of capital investment tenders, primarily in China, and pricing pressure in this space as current suppliers to this market compete for the existing business. Higher revenue in the Industrial end-market was attributed to higher sales of video broadcast products. Revenue from the licensing of intellectual property was $2.5 million and $8.6 million in fiscal years 2014 and 2013, respectively. Licensing revenue in fiscal year 2013 benefited from a single licensing arrangement that resulted in the recognition of $7.5 million of revenue.

The decline in Communications end-market activity discussed above is expected to continue through fiscal year 2015 and be partially offset by the continued demand from the upgrade of data centers and build-out of communications infrastructure, including wireless base stations and the Internet-of-Things.
Gross Profit. Gross profit was $335.2 million and $314.6 million in fiscal years 2014 and 2013, respectively. Our gross margin was 56.3% for fiscal year 2014, up from 54.4% in fiscal year 2013. In the fourth quarter of fiscal year 2014, as a result of a significant reduction in forecasted demand for 40Gbps and 100Gbps SerDes products that support the long-haul optical market, we recorded inventory lower of cost or market write-downs of $15.0 million, asset impairment charges of $4.3 million and contract commitment settlement charges of $1.7 million. Gross profit margins for fiscal year 2013 were negatively impacted by the inventory fair value step-up of $39.4 million associated with inventory acquired as part of the Gennum acquisition that was recorded to cost of sales as the acquired inventory was sold. We expect overall gross margins to strengthen to approximately 59.0% in the first quarter of fiscal year 2015 as a result of lower levels of impairment charges and the absence of purchase accounting charges.

Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2014		2013
	Cost/Exp.	% net sales	Cost/Exp.	% net sales	Change
Selling, general and administrative	$125,379	21%	$149,070	26%	(16)%
Product development and engineering	137,437	23%	120,009	21%	15%
Intangible amortization	29,002	5%	29,244	5%	(1)%
Intangible asset impairments	32,538	5%	700	—%	4,548%
Goodwill impairment	116,686	20%	—	—%	*
Restructuring	3,086	1%	—	—%	*
Total operating costs and expenses	$444,128	75%	$299,023	52%	49%

*	Percentage is not applicable
Selling, General & Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for fiscal year 2014 decreased by $23.7 million or (16)% as a result of lower expenses related to our acquisition of Gennum and Cycleo and by lower equity compensation expense. In fiscal year 2013, we incurred transaction and integration expenses related to the Gennum and Cycleo acquisitions of $24.8 million, including severance costs of $13.4 million. Fiscal year 2013 also included approximately $2.5 million of environmental reserves and $1.5 million of legal contingencies associated with a contract dispute.
SG&A stock-based compensation expense was $12.1 million and $15.0 million in fiscal years 2014 and 2013, respectively. The year over year decrease in equity compensation was principally driven by the impact of a lower stock price on awards that are classified as liability awards and must be marked to market at the end of each financial period and lower anticipated vesting for awards that have a performance vesting condition.
Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2014 and 2013 were $137.4 million and $120.0 million, respectively or an increase of 15%. The increase resulted from the inclusion of a full year of spending for Gennum and Cycleo and our decision in the fourth quarter of fiscal year 2014 to reduce our investments in the long-haul optical market. Specifically, our decision to reduce our investments in the long-haul optical market resulted in us recording an impairment charge against long-lived assets of $5.3 million and contract settlement charges of $2.4 million in the fourth quarter of fiscal year 2014.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from third parties for non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense. As a result of the actions taken to reduce our investments in the long-haul optical market, we expect product development and engineering expenses to decline to approximately $28.0 million in the first quarter of fiscal year 2015.
Intangible Amortization and Impairments

Intangible amortization was $29.0 million and $29.2 million in fiscal years 2014 and 2013, respectively. Intangible asset impairments was $32.5 million and $0.7 million in fiscal years 2014 and 2013, respectively. The increase in intangible asset impairments reflects the impact of $32.5 million of intangible impairment charges primarily related to our decision in the fourth quarter of fiscal year 2014 to reduce the level of investment in the long-haul optical market.

As a result of the impairments recorded in the fourth quarter of fiscal year 2014, we expect intangible amortization to decline to approximately $6.4 million in the first quarter of fiscal year 2015.
Goodwill Impairment
As a result of the actions taken to reduce our investments in the long-haul optical market, the Company recorded an impairment charge of $116.7 million in the fourth quarter of fiscal year 2014 to write-off the value of all goodwill associated with our Advanced Communications group.

Restructuring
We incurred $3.1 million for restructuring charges in fiscal year 2014 for severance and contract cancellation liabilities related to our decision to reduce our investment in the long haul optical market, realign product groupings, and align spending with anticipated demand levels.
Interest Expense. Interest expense was $18.2 million and $14.4 million for fiscal year 2014 and 2013, respectively. The increase was primarily due to a $7.1 million write-off of unamortized original issue discount and debt issuance cost associated with the debt modification in the second quarter of fiscal year 2014, partially offset by lower interest rates associated with modified credit facilities.
Interest Income and Other Expense, Net. Interest income and other expense, net was expense of $1.4 million in fiscal year 2014 compared to expense of $1.0 million in fiscal year 2013. The net increase in fiscal year 2014, was due to higher levels of other interest expense and volatility of foreign exchange related to cash denominated in foreign currencies.
Provision for Taxes. The provision for income taxes was $36.0 million for fiscal year 2014 compared to a benefit of $41.7 million for fiscal year 2013. The effective tax rate for fiscal year 2014 and 2013 was a tax provision of 28.0% and a tax benefit of 16,470.4%, respectively. The effective tax rate for fiscal year 2014 reflects the impact of a valuation reserve against our deferred tax assets of $52.9 million. The effective tax rate for fiscal year 2013 reflects the impact of a one-time $23.4 million benefit related to our change in assertion to permanently reinvest $70.0 million of foreign subsidiary earnings.
During fiscal year 2014, we recognized a one-time tax benefit of $2.7 million related to the revaluation of our net Swiss deferred tax liabilities. The revaluation of these liabilities was required to reflect the impact of a new Swiss tax ruling, which was formally approved by Swiss tax authorities during the third quarter of fiscal year 2014.
Our effective tax rate in fiscal year 2014 differs from the statutory federal income tax rate of 35% due primarily to the non-deductibility of goodwill impairment charges, a valuation reserve against our deferred tax assets, certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S. and a change in the tax rates in Switzerland due to a new Swiss tax ruling. We receive an income tax benefit from tax differentials due to our presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than U.S. federal tax rates. We are currently not aware of any uncertainties or trends relating to foreign tax differential or the new Swiss tax ruling that could significantly impact our income taxes in future periods.
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities.
As of January 26, 2014, we have a valuation allowance against our U.S. and foreign deferred tax assets of approximately $61.3 million. We are required to assess whether a valuation allowance should be recorded against our deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period, to determine if a valuation allowance was required. A significant negative factor in our assessment was the Company’s three-year cumulative loss history as of January 26, 2014.
After a review of the four sources of taxable income described above and in view of our three-year cumulative loss, we were not able to conclude that it is more likely than not that our DTAs will be realized. As a result, we recorded an additional valuation allowance on our DTAs, with a corresponding charge to our income tax provision, of approximately $52.9 million as of January 26, 2014.
As we enter fiscal year 2015, we expect our tax rate to face upward pressure as a result of a less favorable mix of foreign and domestic income and our expected inability to benefit deferred tax assets as a result of our recent history of tax losses in the United States and Canada.

As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
Fiscal Year 2013 Compared With Fiscal Year 2012
Presented below is our estimate of net sales by end-market.

	Fiscal Years
(in thousands, except percentages)	2013		2012		Change
Communications	$181,791	31%	$186,479	39%	(3)%
High-End Consumer	169,847	29%	168,520	35%	1%
Industrial and Other	141,243	25%	83,886	17%	68%
Enterprise Computing	85,945	15%	41,716	9%	106%
Total	$578,826	100%	$480,601	100%	20%
Net Sales. Net sales for fiscal year 2013 were $578.8 million, an increase of 20% from $480.6 million for fiscal year 2012. Fiscal year 2013 revenues increased driven by strengthening demand in the enterprise computing and industrial end-markets and by the impact of approximately $129.6 million of Gennum sales in the current fiscal year, partially offset by a slight decrease in demand from the High-End Consumer and Communications end-markets. Fiscal year 2012 was also impacted by softening global economic conditions that resulted in a reduction in orders of our component products during the fiscal year.

Higher revenue in the Enterprise Computing end-market is driven primarily by demand for Gennum's optical communications products. Within the Communications end-market, lower revenue was attributed to softer demand for 40Gbps Communications products, partially offset by increasing demand for 100Gbps Communication products. High-End Consumer revenues were relatively flat due to softer demand in Protection products due to reduced demand from a North American Tier 1 smartphone customer offset by increasing demand for Gennum's Thunderbolt solutions. Higher revenue in the industrial category was attributed to video broadcast applications from Gennum and continued strength in the medical business of our Wireless and Sensing Group.
Gross Profit. Gross profit was $314.6 million and $285.6 million for fiscal years 2013 and 2012, respectively. Our gross margin was 54.4% for fiscal year 2013, down from 59.4% in fiscal year 2012. Gross profit margins for fiscal year 2013 were negatively impacted by the amortization of $39.4 million of the fair value adjustment related to acquired inventory recorded to cost of sales from the Gennum acquisition which offset a favorable end-market product mix driven primarily by the impact of approximately $129.6 million of Gennum sales in fiscal year 2013.
Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2013		2012
	Cost/Exp.	% net sales	Cost/Exp.	% net sales	Change
Selling, general and administrative	$149,070	26%	$100,629	21%	48%
Product development and engineering	120,009	21%	80,577	17%	49%
Intangible amortization	29,244	5%	8,383	2%	249%
Intangible asset impairments	700	—%	2,470	1%	(72)%
Total operating costs and expenses	$298,323	52%	$189,589	40%	56%
Selling, General & Administrative Expenses
SG&A expenses for fiscal year 2013 increased by $48.4 million or 48% driven primarily by $11.4 million of transaction and integration expenses related to the acquisitions of Gennum and Cycleo in March 2012 and the impact of incremental Gennum SG&A expenses.
SG&A expenses for fiscal years 2013 include approximately $2.5 million of environmental reserves and $13.4 million of severance costs associated with the integration of the acquired Gennum business with the Company’s pre-existing business (refer to Notes 15 and 17 to our audited consolidated financial statements for details). Fiscal year 2012 includes $2.0 million for expenses attributed to a reorganization plan initiated during the third quarter of fiscal year 2012 which resulted in consolidation of research and development activities and reduction in workforce.
SG&A stock-based compensation expense was $15.0 million and $15.8 million in fiscal years 2013 and 2012, respectively. The year over year decrease in equity compensation was principally driven by staffing reductions associated with our reorganization actions in fiscal year 2012 partially offset by the increase in stock price in fiscal year 2013.
Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2013 and 2012 were $120.0 million and $80.6 million, respectively or an increase of 49%. The increase in fiscal year 2013 is principally driven by the inclusion of Gennum expenses of $40.9 million.
Intangible Amortization and Impairments
Intangible amortization, which reflects amortization costs associated with acquired intangibles, increased by $20.9 million in fiscal year 2013 compared to fiscal year 2012. The increase reflects the impact of $19.7 million intangible amortization related to the acquisition of Gennum.
Intangible asset impairments decreased by $1.8 million in fiscal year 2013 compared to fiscal year 2012. This decrease reflects an impairment charge of $0.7 million attributed to assets associated with the SMI acquisition offset by the write-off of a previous impairment charge from fiscal year 2012 of $2.5 million, attributed to assets acquired from Leadis Technology Inc.
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
Interest Expense. Interest expense was $14.4 million in fiscal year 2013. There was no interest expense in fiscal year 2012. The increase was due to interest expense and the amortization of the original issue discount and debt issuance costs related to the credit facilities used to finance the acquisition of Gennum.
Interest Income and Other Expense, Net. Interest income and other expense, net was expense of $977,000 for fiscal year 2013 compared to interest income of $593,000 in fiscal year 2012. In fiscal year 2013, we recorded other expense of $700,000 for Swiss Stamp duties. Interest income in fiscal year 2013 was substantially lower as a result of our liquidation of investments to pay for the acquisition of Gennum.

Provision for Taxes. The benefit for income taxes was $41.7 million for fiscal year 2013 compared to a provision of $5.1 million for fiscal year 2012. The effective tax rate for fiscal year 2013 reflects the impact of the one-time $23.4 million benefit related to our change in assertion regarding $70.0 million of foreign subsidiary earnings. Because income before taxes was near break-even for fiscal year 2013, comparison of year-over-year effective tax rates is meaningless.

In fiscal year 2010, we concluded that $120.0 million of foreign subsidiary earnings were no longer considered to be permanently reinvested offshore. In the first quarter of fiscal year 2013, in connection with the acquisition of Gennum, we reviewed our assertion regarding the amount of foreign subsidiary earnings that were considered to be permanently reinvested offshore and concluded that due to post-acquisition foreign operating cash needs, all of our foreign subsidiary earnings are considered to be permanently reinvested offshore. This change in assertion resulted in the recognition of a one-time tax benefit of $23.4 million in the first quarter of fiscal year 2013.

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

As of January 26, 2014, our total shareholders’ equity was $535.8 million. At that date we also had approximately $243.2 million in cash and temporary investments, $3.7 million in long-term investments, and $291.8 million of borrowings, net of debt discount.
Our primary sources and uses of cash during the comparative fiscal years are presented below:

	Fiscal Year Ended
(in millions)	January 26, 2014	January 27, 2013	January 29, 2012
Sources of Cash
Operating activities	$118.0	$102.0	$99.8
Proceeds from exercise of stock options including tax benefits	10.1	12.9	45.0
Proceeds from sale of investments	10.2	112.5	131.7
Issuance of debt, net of discount and debt issuance cost	324.4	338.0	—
	$462.7	$565.4	$276.5
Uses of Cash
Capital expenditures, net of sale proceeds	$(37.1)	$(23.3)	$(21.5)
Acquisitions, net of cash acquired	—	(491.7)	—
Purchase of intangible assets	(3.5)	(1.3)	(3.0)
Purchases of investments	(1.1)	(24.7)	(93.3)
Purchase of cost method investments	(2.5)	(2.5)	—
Payment of long-term debt	(368.5)	(16.9)	—
Payment for interest rate cap	—	(1.1)	—
Repurchase of common stock	(30.0)	(7.8)	(50.7)
	$(442.7)	$(569.3)	$(168.5)
Effect of exchange rate increase on cash and cash equivalents	$—	$0.1	$—
Net increase (decrease) in cash and cash equivalents	$20.0	$(3.8)	$108.0
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 26, 2014, our foreign subsidiaries held approximately $219.3 million of cash, cash equivalents, and short-term investments compared to $180.2 million at January 27, 2013. Of the $219.3 million held by our foreign subsidiaries, approximately $187.0 million could be returned to the US tax free to settle an intercompany loan. An additional $9.3 million of earnings previously taxed in the US could be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the US. The year over year increase in cash, cash equivalents, and short-term investments was attributable to the cash from operations generated by our international operations including a full year of Gennum.
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
Operating cash flows for fiscal year 2014 were impacted by several significant non-cash transaction related items including a Goodwill impairment charge of $116.7 million, the write-off of $7.1 million of unamortized deferred financing costs and original issue discount associated with a debt modification, depreciation, amortization, and impairment expense of $94.1 million, the lower of cost or market write down of inventory of $15.0 million and stock-based compensation expense of $24.6 million.
Investing Activities
Cash used for investing activities is primarily attributable to capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.
Capital expenditures were $37.2 million for fiscal year 2014 compared to $23.3 million for fiscal year 2013. The increase in capital expenditures was primarily to maintain and expand our test capacity, support engineering and manufacturing functions, and to develop our new Enterprise Resource Planning (“ERP”) software platform. Over the next year, we expect our capital spending to be approximately 5% of revenue.
Financing Activities
Cash used by financing activities is primarily attributable to cash payments for long-term debt and our stock repurchase program offset by proceeds from debt issuance and the exercise of stock options.
We incurred debt of $347.0 million (net of original issue discount of $3.0 million) in term loans (the “Prior Credit Agreement”) in fiscal year 2013 to complete the Gennum acquisition. In accordance with the term loans, we also entered into an interest rate cap agreement protecting at least 50% of the variable interest rate exposure on the term loans and made an upfront payment of $1.1 million in June 2012.
On May 2, 2013, we entered into a new credit agreement with certain lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer, which replaced the Prior Credit Agreement. In accordance with this agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in aggregate principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million (the “New Credit Agreement”). We incurred loan fees of $2.2 million during the second quarter of fiscal year 2014, of which $1.0 million was expensed, and $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the agreement. Payments of long term debt in fiscal years 2014 and 2013 were $368.5 million and $16.9 million, respectively. Payments made in fiscal year 2014 include a payoff of the Prior Credit Agreement and a $26.0 million prepayment on the New Credit Agreements.
Our stock repurchase program represents one of our principal efforts to return value to our shareholders. In fiscal year 2014 and fiscal year 2013, we repurchased 1.0 million shares for $30.0 million and 0.3 million shares for $7.5 million, respectively. All stock repurchasing activity has been conducted under authorization from the Board of Directors. The original authorization was approved by the Board of Directors in November 2011, under which the Company was authorized to repurchase up to $50.0 million of shares of our common stock from time to time through negotiated or open market transactions (the "2011 Program") for a total authorized program of $100.0 million. As of January 26, 2014, we had repurchased $37.5 million of common stock under this program. On August 21, 2013, we announced an additional $50.0 million expansion of the 2011 Program.
In addition to the stock repurchase program, shares valued at $0.3 million were withheld in connection with the vesting of restricted stock to cover statutory tax withholding obligations in the fiscal year 2013. No shares were withheld in fiscal year 2014.
Cash proceeds from the exercise of stock options were $5.9 million and $12.9 million in fiscal years 2014 and 2013, respectively.
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
Noted below under “Contractual Obligations” are various commitments we have associated with our business, such as lease commitments and open purchase obligations, which are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 26, 2014.
Contractual Obligations
Presented below is a summary of our contractual obligations as of January 26, 2014.

(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$18,750	$37,500	$236,375	$—	$292,625
Operating leases	7,898	11,419	8,037	8,780	36,134
Open capital purchase commitments	4,108	—	—	—	4,108
Other open purchase commitments	36,661	6,876	—	—	43,537
Other vendor commitments	3,798	1,000	—	—	4,798
Deferred compensation	1,478	727	923	13,915	17,043
Cycleo-deferred compensation	—	929	—	—	929
Stock-based compensation	855	4,369	—	—	5,224
Total contractual cash obligations	$73,548	$62,820	$245,335	$22,695	$404,398
Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 26, 2014, as we have not yet received the related goods or taken title to the property. Other vendor commitments include $2.5 million of purchase commitments which are recorded as liabilities on our balance sheet as of January 26, 2014 since we have impaired the related asset or service.
We maintain a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $17.0 million and $13.9 million as of January 26, 2014 and January 27, 2013, respectively, and is included in accrued liabilities and other long-term liabilities on the balance sheet and in the table above. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.

During fiscal year 2014, we recorded a $1.8 million reduction to the Cycleo earn-out liability as the year 1 performance milestone was not achieved and we do not expect the year 2 performance milestone to be achieved. For the earn-outs related to performance milestones for years 3 and 4, we have reduced the earn-out liability to reflect a minimum level payout. See Note 15 to our audited consolidated financial statements included in Item 8 of this report.
We have purchased whole life insurance on the lives of some of our current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the costs of our deferred compensation plan. The cash surrender value of our Company-owned life insurance was $14.4 million and $10.0 million as of January 26, 2014 and January 27, 2013, respectively.
We have accrued $12.3 million for uncertain tax positions. Depending on the results of an IRS examination that may close in fiscal year 2015, it is reasonably possible that the amount of unrecognized tax benefits will decrease by $3.8 million within twelve months.
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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2014 or fiscal year 2013.
The following table summarizes the deferred net revenue balance:

(in thousands)	January 26, 2014	January 27, 2013
Deferred revenues	$7,179	$4,467
Deferred cost of revenues	1,698	1,099
Deferred revenue, net	5,481	3,368
Deferred product design and engineering recoveries	1,786	377
Total deferred revenue	$7,267	$3,745

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
Business Combinations
Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; contingent consideration obligations are recorded at fair value on the date of acquisition, with increases or decreases in the fair value arising from changes in assumptions or discount periods recorded as contingent consideration expenses in the consolidated statements of operations in subsequent periods; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. All changes that do not qualify as measurement period adjustments are included in current period earnings. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant judgment is required in estimating the fair value of intangible assets acquired in a business combination and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time.
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
The legal defense costs we accrue are based on reviews by outside counsel, in-house counsel and management and some of the significant factors considered in the review of these reserves are as follows: the actual costs incurred by us; the development of our legal defense strategy and structure in light of the scope of the litigation; the number of cases being brought against us; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation.
In those situations where we are unable to determine the best estimate within the range of loss, we will record the minimum amount in the identified range of probable loss.
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
Impairment of Goodwill, Other Intangibles and Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Goodwill is not amortized but is tested for impairment using a two-step method. Step one is the identification of potential impairment. This involves comparing the fair value of each reporting unit with its carry amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. We test by reporting unit, goodwill and other indefinite-lived intangible assets for impairment at November 30 or more frequently if we believe indicators of impairment exist or if we make changes to a reporting unit with assigned goodwill.

For our annual impairment review, we primarily use an income approach, which incorporates multi-period excess earnings present value techniques (discounted cash flows) as well as other generally accepted valuation methodologies to determine the fair value of the assets using Level 3 inputs. Our assumptions incorporate judgments as to the price received to sell a reporting unit as a whole in an orderly transaction between market participants at the measurement date. Considering the integration of our operations, we have assumed that the highest and best use of a reporting unit follows an “in-use” valuation premise.
Significant management judgment is required in determining the estimations of future cash flows, which is dependent on internal forecasts, the long-term rate of growth for our business, the life over which cash flows will occur, and the weighted average cost of capital. Our calculations include sensitivity analysis of key assumptions such as a 10% increase in the weighted-average cost of capital, a 10% increase in the effective tax rate or a 5% decline in our compound annual growth rate. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results.
The assumptions we have used are consistent with the plans and estimates that we use to manage our business and change year to year based on operating results, competitive conditions, customer preferences, market conditions and other factors. It is possible, however, that these assumptions are incorrect. We could incur impairment charges in a future period if our actual results or the assumptions used in future impairment analysis are lower than the original assumptions used to assess the recoverability of these assets.
As of November 30, 2013, our reporting units with assigned goodwill were as follows:

(in thousands)	Balance as of November 30, 2013
Advanced Communications Products	$116,686
Gennum Products	261,891
Wireless and Sensing Products	15,007
Total	$393,584
We review indefinite-lived intangible assets for impairment as of November 30, the date of our annual goodwill impairment review or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.
Finite-lived intangible assets resulting from business acquisitions or technology licenses purchased are amortized on a straight-line basis over their estimated useful lives. The useful lives of acquisition-related intangible assets represent the point where over 90% of realizable undiscounted cash flows for each intangible asset are recognized. The assigned useful lives are consistent with our historical experience with similar technology and other intangible assets owned by us. The useful life of technology licenses is usually based on the term of the agreement.
Acquired in-process research and development is recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived intangible assets and amortized over their useful lives.
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
In the fourth quarter of fiscal year 2014, we completed our quantitative assessment of any potential goodwill impairment and concluded that the fair value of the Gennum Products group exceeded its carrying value by 25% and the fair value of the Wireless and Sensing Products group exceeded its carrying value by over 300%. The fair value of the Advanced Communications Product group was determined to be lower than its carrying value, which failed Step 1. We performed Step 2 of the impairment test to measure the amount of impairment. The calculated loss was allocated pro-rata to the long-lived depreciable or amortizable assets of the asset group, based on the relative carrying amounts of those assets. We did not allocate losses for any impairment that would have resulted in the adjusted asset value being lower than its fair value. Based on a comparison of the adjusted carrying value of the long-lived assets and the fair value of the reporting unit, the goodwill associated with the Advanced Communication Product group was determined to be fully impaired.
Before determining the extent to which goodwill was impaired, we evaluated whether impaired assets existed within the Advanced Communications reporting unit. Accordingly, we assessed whether current assets, such as inventories, were impaired and then whether long-lived assets, including property, equipment and intangible assets, were impaired. To perform this test, we determined that the long-lived asset group is the Advanced Communications reporting unit, which provides the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Since the asset group is at the reporting unit level, goodwill before considering the effects of possible impairment is included in the recoverability test. For purposes of testing recoverability for an asset group, we identified core technology as the primary asset within the long-lived asset group and used its remaining useful life of five years over which we estimated undiscounted future cash flows. The result of the recoverability test indicated that undiscounted cash flows were less than the carrying value of the asset group, which required us to determine the fair value of the asset group. We considered the principles behind the highest and best use of the asset group and determined that a market participant would determine the fair value of the individual long-lived assets in the asset group in combination with the other assets and liabilities within the asset group. The asset group’s fair value was determined using an income approach, which serves as the basis for recognizing and measuring the impairment loss. To allocate the impairment loss, we also considered the individual long-lived assets fair values in order to ensure the carrying values of these assets were not reduced below its fair values.
Using the cost approach, we determined fair values of individual tangible long-lived assets based upon the cost to reproduce the long-lived asset taking into account the age, condition, inflation using the U.S. Bureau of Labor Statistics and Marshall Valuation Services, and cost to ready the long-lived asset for its intended use. Additionally, we considered the potential existence of functional and economic obsolescence and quantified these elements in our cost approach as appropriate. Based on our analysis, we recognized and allocated to long-lived assets an impairment loss of $6.8 million, which reduced the cost basis in the corresponding assets. Also, we reassessed the estimated remaining useful lives of these assets and adjusted accordingly our estimates of future depreciation expense.

For intangible long-lived assets, which consist of core technology and customer relationships, we used the multi-period excess earnings method, an income approach, or the replacement cost method (a cost approach), to determine fair value. The multi-period excess earnings method, a form of the income approach, estimates the value of the asset based on the present value of the after-tax cash flows attributable to the intangible asset, which includes our estimates of forecasted revenue, operating margins, taxes and discount rate. The replacement cost method incorporates a market participant’s assumption that an in-use premise is the highest and best use of customer relationships and core technology. We estimated the cost we would incur to rebuild or re-establish the intangible asset and the associated effort required to develop it. Based on our analysis, we recognized an impairment loss of $32.2 million, which reduced the cost basis in the corresponding intangible assets. Also, we reassessed the estimated remaining useful lives of these finite-lived intangible assets and adjusted accordingly our estimates of future amortization expense.
Based on a comparison of the fair value of long-lived assets to the carrying amount, we recoded an impairment of $39.0 million which consisted of the following:

•	Core technology intangibles - $23.8 million

•	Customer relationships - $6.1 million

•	Property, plant and equipment - $6.8 million

•	Licensed intangibles - $2.3 million
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

We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Generally, to the extent we change a valuation allowance, the change is recorded through the tax provision in the statements of operations. Management periodically evaluates our deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, we consider projected taxable income and our historical performance. The most significant assumptions used in preparing projections of taxable income include forecasting the levels of income by region and the amount of deductible stock based compensation. To the extent we experience a cumulative world-wide pre-tax loss for the current year and the two preceding years, we consider this significant negative evidence and evaluate additional facts to determine if there are factors that provide offsetting positive evidence to support continued use of taxable income projections.

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

In general, the amount of taxes we pay will differ from our reported tax provision as a result of differences between accounting for income under U.S. GAAP and accounting for taxable income. Typical book-tax differences include expense related to equity compensation, deemed dividends, depreciation, litigation expense and amortization of intangible assets. As a result of these book-tax differences, our tax payments are expected to differ from our tax provision during the next three years.
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
New Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to deferred tax assets in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows, or disclosures.

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
Foreign Currency Risk
As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates and we could experience foreign currency exchange gains or losses. Historically, we have not considered our foreign currency exposure to be material. Therefore, we have not utilized foreign currency hedging products to mitigate foreign currency risks. Our foreign currency exposures may increase over time as the level of activity in foreign markets grows. Changes in rates could have an adverse impact upon our financial results.
A relatively small amount of our monetary assets and liabilities are denominated in foreign currencies, principally the Swiss Franc, Canadian dollar, Mexican Peso, British Pound Sterling and the Euro. Fluctuations in these currencies relative to the United States dollar will result in transaction gains or losses included in net earnings.
All of our foreign sales, which amounted to $502.2 million in fiscal year 2014, are denominated in United States dollars. Currency exchange rate fluctuations in foreign countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.
For fiscal year 2014, we spent approximately $58.4 million in Canadian dollars, $20.8 million in British Pound Sterling, $18.8 million in Swiss Francs, $6.9 million in Euros, $5.9 million in Japanese Yen, $2.1 million Korean Won, and $8.5 million in Mexican Pesos for operating expenses.
In general, we purchase foreign currencies on a spot basis as needed to fund local operations. As of January 26, 2014, we held cash funds of $2.6 million denominated in Canadian dollars, $0.7 million denominated in British Pound Sterling, $0.6 million denominated in Swiss Francs, $1.2 million denominated in Euros and $0.1 million denominated in Japanese Yen, $3.1 million denominated in Korean Won, and $0.6 million denominated in Mexican Pesos. We did not hold a significant amount of other foreign currencies. If rates of these foreign currencies were to strengthen or weaken relative to the U.S. dollar, we would realize gains or losses in converting these funds back into U.S. dollars.
Interest Rate and Market Risk
On June 18, 2012, we entered into an interest rate cap agreement to fulfill the requirements of our Prior Credit Agreement. The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million, permits the Company to elect LIBOR or Base Rate loans. See Note 10 to our audited consolidated financial statements included in Item 8 of this report. Since the Company intends to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New

Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company.
We do not engage in the trading of derivative financial instruments in the normal course of business. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.0 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would decrease the fair value of our new variable-rate debt by approximately $2.92 million.
Interest rates affect our return on excess cash and investments. As of January 26, 2014, we had $243.2 million of cash and cash equivalents and $3.7 million of temporary and long-term investments. A majority of our cash and cash equivalents and investments generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $0.3 million in fiscal year 2014. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Semtech Corporation

We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries as of January 26, 2014 and January 27, 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended January 26, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation and subsidiaries at January 26, 2014 and January 27, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 26, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Semtech Corporation and subsidiaries' internal control over financial reporting as of January 26, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 27, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 27, 2014

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share)

	Fiscal Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Net sales	$594,977	$578,827	$480,601
Cost of sales	244,719	264,215	194,956
Cost of sales - lower of cost or market write-down	15,047	—	—
Gross profit	335,211	314,612	285,645
Operating costs and expenses:
Selling, general and administrative	125,379	149,070	100,629
Product development and engineering	137,437	120,009	80,577
Intangible amortization	29,002	29,244	8,383
Intangible asset impairments	32,538	700	2,470
Goodwill impairment	116,686	—	—
Restructuring	3,086	—	—
Total operating costs and expenses	444,128	299,023	192,059
Operating (loss) income	(108,917)	15,589	93,586
Interest expense	(18,174)	(14,363)	—
Interest income and other (expense) income, net	(1,390)	(977)	593
(Loss) income before taxes	(128,481)	249	94,179
Provision (benefit) for taxes	35,985	(41,690)	5,092
Net (loss) income	$(164,466)	$41,939	$89,087
Earnings per share:
Basic	$(2.44)	$0.64	$1.37
Diluted	$(2.44)	$0.62	$1.32
Weighted average number of shares used in computing earnings per share:
Basic	67,471	65,809	65,099
Diluted	67,471	67,472	67,350
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Fiscal Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Net (loss) income	$(164,466)	$41,939	$89,087
Other comprehensive loss, before tax:
Change in net unrealized holding (loss) income on available-for-sale investments	(7)	(42)	(262)
Change in unrealized loss on interest rate cap	(228)	(556)	—
Less: Reclassification adjustments of losses on interest rate cap included in interest expense	78	—	—
Change in cumulative translation adjustment	—	203	(4)
Other comprehensive loss, before tax	(157)	(395)	(266)
Benefit for taxes related to items of other comprehensive loss	57	213	58
Other comprehensive loss, net of tax	(100)	(182)	(208)
Comprehensive (loss) income	$(164,566)	$41,757	$88,879
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 26, 2014 AND JANUARY 27, 2013
(in thousands, except share data)

	January 26, 2014	January 27, 2013
Assets
Current assets:
Cash and cash equivalents	$243,194	$223,192
Temporary investments	—	4,973
Accounts receivable, less allowances of $3,825 at January 26, 2014 and $4,917 at January 27, 2013	66,333	69,160
Inventories	60,267	74,878
Deferred tax assets	2,946	7,473
Prepaid taxes	4,993	7,794
Other current assets	15,863	18,523
Total current assets	393,596	405,993
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $112,610 at January 26, 2014 and $101,766 at January 27, 2013	110,121	101,837
Long-term investments	3,674	7,907
Deferred tax assets	348	33,563
Goodwill	276,898	393,584
Other intangible assets, net	140,944	206,058
Other assets	23,359	22,071
TOTAL ASSETS	$948,940	$1,171,013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,016	$51,991
Accrued liabilities	44,148	49,276
Deferred revenue	7,267	3,745
Current portion - long term debt	18,529	48,449
Deferred tax liabilities	930	4,221
Total current liabilities	110,890	157,682
Non-current liabilities:
Deferred tax liabilities	3,626	2,042
Long term debt, less current portion	273,293	282,286
Other long-term liabilities	25,288	34,177
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 67,283,221 outstanding on January 26, 2014 and 78,136,144 issued and 66,607,347 outstanding on January 27, 2013	785	785
Treasury stock, at cost, 10,852,923 shares as of January 26, 2014 and 11,528,797 shares as of January 27, 2013	(201,152)	(200,604)
Additional paid-in capital	362,121	355,990
Retained earnings	373,836	538,302
Accumulated other comprehensive income	253	353
Total stockholders’ equity	535,843	694,826
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$948,940	$1,171,013
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock					Accumulated Other
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 30, 2011	63,927,740	$785	$352,078	$407,276	$(232,267)	$743	$528,615
Net income	—	—	—	89,087	—	—	89,087
Other comprehensive loss	—	—	—	—	—	(208)	(208)
Stock-based compensation	—	—	19,068	—	—	—	19,068
Repurchase of outstanding common stock	(2,279,526)	—	—	—	(50,665)	—	(50,665)
Treasury stock reissued	3,316,566	—	(15,264)	—	57,110	—	41,846
Excess tax benefits from stock based compensation	—	—	2,445	—	—	—	2,445
Balance at January 29, 2012	64,964,780	$785	$358,327	$496,363	$(225,822)	$535	$630,188
Net income	—	—	—	41,939	—	—	41,939
Other comprehensive loss	—	—	—	—	—	(182)	(182)
Stock-based compensation	—	—	21,382	—	—	—	21,382
Repurchase of outstanding common stock	(273,139)	—	—	—	(7,769)	—	(7,769)
Treasury stock reissued	1,915,706	—	(20,184)	—	32,987	—	12,803
Tax shortfall from stock based compensation	—	—	(3,535)	—	—	—	(3,535)
Balance at January 27, 2013	66,607,347	$785	$355,990	$538,302	$(200,604)	$353	$694,826
Net loss	—	—	—	(164,466)	—	—	(164,466)
Other comprehensive loss	—	—	—	—	—	(100)	(100)
Stock-based compensation	—	—	24,991	—	—	—	24,991
Repurchase of outstanding common stock	(1,034,491)	—	—	—	(30,000)	—	(30,000)
Treasury stock reissued	1,710,365	—	(23,576)	—	29,452	—	5,876
Excess tax benefits from stock based compensation	—	—	4,716	—	—	—	4,716
Balance at January 26, 2014	67,283,221	$785	$362,121	$373,836	$(201,152)	$253	$535,843
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Cash flows from operating activities:
Net (loss) income	$(164,466)	$41,939	$89,087
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	94,073	49,192	21,013
Impairment - goodwill	116,686	—	—
Effect of acquisition fair value adjustments	2,529	37,693	—
Accretion of deferred financing costs and debt discount	1,509	2,545	—
Write-off of deferred financing costs and debt discount	7,093	—	—
Deferred income taxes	29,987	(47,623)	(2,023)
Stock-based compensation	24,589	24,528	24,020
Excess tax benefits on stock based compensation	(4,220)	—	(2,279)
(Gain) loss on disposition of property, plant and equipment	(28)	85	1,022
Changes in assets and liabilities:
Accounts receivable, net	2,827	(5,002)	966
Inventories	12,238	(4,251)	676
Prepaid expenses and other assets	623	5,971	(7,068)
Accounts payable	(11,294)	4,453	(3,354)
Accrued liabilities	(2,739)	(10,410)	(26,017)
Deferred revenue	3,401	(1,112)	(1,167)
Income taxes payable and prepaid taxes	1,825	(1,120)	4,962
Other liabilities	3,348	5,080	(6)
Net cash provided by operating activities	117,981	101,968	99,832
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,050)	(24,744)	(93,330)
Proceeds from sales and maturities of available-for-sale investments	10,249	112,466	131,748
Proceeds from sales of property, plant and equipment	57	—	46
Purchase of property, plant and equipment	(37,161)	(23,266)	(21,564)
Purchase of intangible assets	(3,533)	(1,251)	(3,000)
Purchase of cost method investment	(2,500)	(2,500)	—
Acquisitions, net of cash acquired	—	(491,717)	—
Net cash (used in) provided by investing activities	(33,938)	(431,012)	13,900
Cash flows from financing activities:
Proceeds from debt issuance, net of discount	327,344	347,000	—
Deferred financing cost	(2,980)	(8,962)	—
Payment for interest rate cap	—	(1,100)	—
Excess tax benefits on stock based compensation	4,220	—	2,279
Proceeds from exercises of stock options	5,876	12,855	42,661
Repurchase of outstanding common stock	(30,000)	(7,769)	(50,665)
Payment of long term debt	(368,501)	(16,875)	—
Net cash (used in) provided by financing activities	(64,041)	325,149	(5,725)
Effect of exchange rate increase (decrease) on cash and cash equivalents	—	65	(4)
Net increase (decrease) in cash and cash equivalents	20,002	(3,830)	108,003
Cash and cash equivalents at beginning of period	223,192	227,022	119,019
Cash and cash equivalents at end of period	$243,194	$223,192	$227,022
Supplemental disclosure of cash flow information
Income taxes paid	$7,227	$5,029	$4,059
Interest paid	$8,727	$10,556	$—
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The fiscal years ended January 26, 2014, January 27, 2013 and January 29, 2012 each consisted of 52 weeks.
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
Segment Information
The Company operates and accounts for its results in one reportable segment. The Company identified four operating segments which aggregate into one reportable segment. The Company designs, develops, manufactures and markets high performance analog and mixed signal integrated circuits. The Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker ("CODM") as defined by guidance regarding segment disclosures. The Company has evaluated its reportable segments subsequent to its December 2013 reorganization of its operating segments and concluded that it continues to operate and account for its results in one reportable segment. See Note 16.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassification
Certain prior period footnote amounts have been re-cast to combine Gennum and Advanced Communications into the Signal Integrity and Timing product line. See Note 16. Additionally, intangible asset impairments on our consolidated statements of operations have been separately stated for prior periods.

Note 2: Significant Accounting Policies
Cash, Cash Equivalents and Investments
The Company considers all highly-liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains cash balances and investments in highly-qualified financial institutions. At various times such amounts are in excess of insured limits. Investments consist of government and corporate obligations and bank time deposits. The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and the amount invested with any one issuer. These investments, especially corporate obligations, are subject to default risk. The Company designates its investments as available for sale (“AFS”). Investments designated as AFS are reported at fair value. The Company records the unrealized gains and losses, net of tax, in stockholders’ equity as a component of comprehensive income. Realized gains or losses are recorded in “Interest income and other (expense) income, net” in the consolidated statements of operations.
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
Inventories
Inventories are stated at lower of cost or market and consist of materials, labor and overhead. The Company determines the cost of inventory by the first-in, first-out method. The Company evaluates inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.
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
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Goodwill is not amortized but is tested for impairment using a two-step method. Step one is the identification of potential impairment. The Company’s operating segments represent its reporting units since segment management, who report to the CODM, regularly review operating results and make resource allocation decisions at this level. This involves comparing the fair value of each reporting unit with its carry amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The Company tests, by reporting unit, goodwill and other indefinite-lived intangible assets for impairment at November 30 or more frequently if it believes indicators of impairment exist or if it makes changes to a reporting unit with assigned goodwill.
For its annual impairment review, the Company primarily uses an income approach, which incorporates multi-period excess earnings present value techniques (discounted cash flows) as well as other generally accepted valuation methodologies to determine the fair value of the assets using Level 3 inputs. The Company's assumptions incorporate judgments as to the price received to sell a reporting unit as a whole in an orderly transaction between market participants at the measurement date. Considering the integration of its operations, the Company has assumed that the highest and best use of a reporting unit follows an “in-use” valuation premise.
Significant management judgment is required in determining the estimations of future cash flows, which is dependent on internal forecasts, the long-term rate of growth for the Company's business, the useful life over which cash flows will occur, and the weighted average cost of capital. The value of goodwill, could be impacted by future adverse changes such as: (i) any future declines in operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of the Company's common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the Company's performance projections included in its forecasts of future operating results.
Other Intangibles and Long-lived Assets
Finite-lived intangible assets resulting from business acquisitions or technology licenses purchased are amortized on a straight-line basis over their estimated useful lives. The useful lives of acquisition-related intangible assets represent the point where over 90% of realizable undiscounted cash flows for each intangible asset are recognized. The assigned useful lives are based upon the Company’s historical experience with similar technology and other intangible assets owned by the Company. The useful life of technology licenses is usually based on the term of the agreement.
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
The Company assesses finite-lived intangibles and long-lived assets for impairment when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets.
Functional Currency
The Company has concluded that, with the exception of a subsidiary based in Reynosa, Mexico, the functional currency of all subsidiaries is the United States Dollar.
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
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in fiscal year 2014 or fiscal year 2013.
The following table summarizes the deferred revenue balance:

(in thousands)	January 26, 2014	January 27, 2013
Deferred revenues	$7,179	$4,467
Deferred cost of revenues	1,698	1,099
Deferred revenue, net	5,481	3,368
Deferred product design and engineering recoveries	1,786	377
Total deferred revenue	$7,267	$3,745
Cost of Sales
Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $118,000, $119,000 and $285,000 for fiscal years 2014, 2013 and 2012, respectively.

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
The Company received approximately $17.6 million, $12.5 million and $5.7 million in fiscal years 2014, 2013 and 2012, respectively for nonrecurring engineering services.
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

As part of the process of preparing the Company’s consolidated financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company changes its valuation allowance in a period; the change is generally recorded through the tax provision on the consolidated statements of operations.

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

Accumulated Other Comprehensive Income
Other comprehensive income includes unrealized gains and losses on available-for-sale investments, unrealized loss on interest rate hedging activities and foreign currency translation adjustments, net of tax. This information is provided in our consolidated statements of comprehensive income. The following table summarizes the changes in accumulated other comprehensive income by component:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012
Available for sale investments
Accumulated other comprehensive income balance at beginning of period	5	37	241
Unrealized losses, net of tax effects of $2, $10, $58	(5)	(31)	(199)
Reclassification adjustment for gains included in other income (expense)	—	(1)	(5)
Amounts reclassified from accumulated other comprehensive income	—	(1)	(5)
Net current period other comprehensive loss	(5)	(32)	(204)
Accumulated other comprehensive income balance at end of period	—	5	37

Interest rate hedge
Accumulated other comprehensive loss balance at beginning of period	(353)	—	—
Unrealized loss, net of tax effects of $83, $203, $0	(145)	(353)	—
Reclassification expense adjustment included in interest expense	78	—	—
Tax effect of reclassification adjustment	(28)	—	—
Amounts reclassified from accumulated other comprehensive loss	50	—	—
Net current period other comprehensive loss	(95)	(353)	—
Accumulated other comprehensive loss balance at end of period	(448)	(353)	—

Cumulative translation adjustment
Accumulated other comprehensive income balance at beginning of period	701	498	502
Translation adjustments, net of tax effects of $0, $0, and $0	—	203	(4)
Accumulated other comprehensive income balance at end of period	701	701	498

Total accumulated other comprehensive income balance at end of period	$253	$353	$535

Stock-Based Compensation
The Company has various equity award plans (“Plans”) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 26, 2014, the Company has granted stock option awards (“Options”) and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock issued as inducements to join the Company.

(Loss) Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Fiscal Year Ended
(in thousands, except per share amounts)	January 26, 2014	January 27, 2013	January 29, 2012
Net (loss) income	$(164,466)	$41,939	$89,087

Weighted average common shares outstanding - basic	67,471	65,809	65,099
Dilutive effect of employee equity incentive plans	—	1,663	2,251
Weighted average common shares outstanding - diluted	67,471	67,472	67,350
Basic (loss) earnings per common share	$(2.44)	$0.64	$1.37
Diluted (loss) earnings per common share	$(2.44)	$0.62	$1.32
Anti-dilutive shares not included in the above calculations	1,245	783	625
Basic (loss) earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted (loss) earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.
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

Note 3: Acquisitions
Gennum Corporation (“Gennum”)
On March 20, 2012, the Company, through its wholly-owned subsidiary Semtech Canada Inc., completed the acquisition of all outstanding equity interests of Gennum (TSX: GND), a leading supplier of high-speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets.
Upon consummation of the business acquisition, which constituted a change in control of Gennum, Gennum’s stock option awards and restricted shares became fully vested. Semtech acquired 100% of the outstanding shares and vested stock options, restricted shares, and deferred share units of Gennum for CDN $13.55 per share for a total purchase price of $506.5 million. The acquisition was financed with a combination of cash from Semtech’s international cash reserves and $347.0 million of five-year secured term loans, net of original issuance debt discount of $3.0 million.
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
In connection with the acquisition, certain Gennum employees became entitled to payments upon a change in control and their subsequent termination. These payments, which totaled approximately $9.6 million, have been recognized as a post-acquisition compensation expense and included in the consolidated statements of operations for fiscal year 2013 under “Selling, general and administrative.”
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
The Company completed the purchase price allocation for its acquisition of Gennum as of January 27, 2013.
The Company recognized approximately $1.7 million and $24.8 million of transaction and integration related costs in fiscal year 2014 and 2013, respectively associated with the Gennum acquisition in fiscal year 2013. These costs are included in the consolidated statements of operations under “Selling, general and administrative.”
In May 2012, the Company settled two pre-acquisition contingencies related to legal matters that were included in the purchase price allocation for a total cash payment of $4.2 million.
For fiscal years 2014 and 2013, the Company recognized the following net revenues and corresponding net income (loss) attributable to Gennum:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013
Net revenue - Gennum	$162,385	$129,558
Net loss - Gennum	$(2,775)	$(36,546)
Pro Forma Financial Information
The results of operations of Gennum have been included in the Company’s consolidated statements of operations since the acquisition date of March 20, 2012. The following table reflects the unaudited consolidated pro forma information as if the acquisition had taken place at the beginning of each period presented, after giving effect to certain adjustments including the following for fiscal years 2013 and 2012:

•
decrease in cost of goods sold associated with the fair value adjustment related to acquired inventory of $41.8 million for fiscal year 2012 and subsequent decrease of $39.4 million for fiscal year 2013;

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

•
increase in benefit for taxes of $23.4 million associated with the releasing of prior accrued taxes on foreign earnings for fiscal year 2012 and subsequent decrease for the same amount in fiscal year 2013;

•	increase in interest expense of $16.6 million associated with the $350.0 million term loans entered into to finance the acquisition for fiscal year 2012 and $1.7 million for fiscal year 2013; and

•	the related tax effects.
Unaudited Consolidated Pro forma Information:

	Fiscal Year Ended
	January 27, 2013	January 29, 2012
(in thousands)	(unaudited)	(unaudited)
Revenue	$603,067	$604,906
Net income	$56,980	$66,377
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

Cycleo SAS ("Cycleo")
On March 7, 2012, the Company completed the acquisition of Cycleo, a privately-held company based in France that develops intellectual property (“IP”) for wireless long-range semiconductor products used in smart metering and other industrial and consumer markets. Under the terms of the purchase agreement, Semtech paid the stockholders of Cycleo $5.0 million in cash at closing.
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
As of January 26, 2014, the Company does not expect to make any earn-out payments related to year 1 and year 2 milestones as the year 1 performance milestone was not achieved and it does not expect the year 2 performance milestone to be achieved. For the earn-outs related to year 3 and year 4 milestones, the Company expects achievement of certain revenue and operating income milestones. See Note 15.
Net revenues and earnings attributable to Cycleo since the acquisition date were not material. Pro forma results of operations have not been presented as the acquisition was not material to the Company’s consolidated financial statements.
Note 4: Investments
Investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and U.S. government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, and bank time deposits with original maturity dates in excess of three months. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have original maturities in excess of twelve months. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Interest income and other (expense) income, net” on the consolidated statements of operations.
The Company classifies its investments as AFS because it may sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risks. The Company’s investments are managed by a limited number of outside professional managers that operate within investment guidelines set by the Company. These guidelines include specified permissible investments, minimum credit quality ratings and maximum average duration restrictions and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.
As of January 26, 2014, all of the Company’s long-term investments mature on various dates through fiscal year 2016.
The following table summarizes the Company’s available for sale investments:

	January 26, 2014			January 27, 2013
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Agency securities	$3,674	$3,673	$1	$7,907	$7,900	$7
Bank time deposits	—	—	—	4,973	4,973	—
Total investments	$3,674	$3,673	$1	$12,880	$12,873	$7
Agency securities are specific securities that are issued by United States government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or other federal banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s available for sale investments:

	January 26, 2014		January 27, 2013
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$—	$—	$4,973	$4,973
After 1 year through 5 years	3,674	3,673	7,907	7,900
Total investments	$3,674	$3,673	$12,880	$12,873
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available for sale investments and are included in “Accumulated other comprehensive income” on the consolidated balance sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012
Unrealized loss, net of tax	$(5)	$(32)	$(204)
Decrease to deferred tax liability	$(2)	$(10)	$(58)
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012
Interest income	$342	$404	$1,213

During fiscal year 2014, the Company made an additional investment in a privately traded company for cash consideration of $2.5 million. The Company's total investment was $5.0 million at January 26, 2014. The Company accounts for this equity investment under the cost method of accounting since it does not have the ability to exercise significant influence over the investee. The investment in equity interests is included in “Other assets” on the consolidated balance sheet as of January 26, 2014.

Note 5: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of January 26, 2014				Fair Value as of January 27, 2013
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Agency securities	$3,674	$—	$3,674	$—	$7,907	$—	$7,907	$—
Bank time deposits	—	—	—	—	4,973	—	4,973	—
Total available-for-sale securities	3,674	—	3,674	$—	12,880	—	12,880	$—
Interest rate cap	316	—	316	—	544	—	544	—
Total financial assets	$3,990	$—	$3,990	$—	$13,424	$—	$13,424	$—
Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent third-party service (the “Service”), which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service gathers observable inputs for all of our fixed income securities from a variety of industry data providers, for example, large custodial institutions and other third-party sources. Once the observable inputs are gathered by the Service, all data points are considered and an average price is determined. The Service’s providers utilize a variety of inputs to determine their quoted prices. The Company reviews and evaluates the values provided by the Service and agrees with the valuation methods and assumptions used in determining the fair value of investments. The Company believes this method provides a reasonable estimate for fair value.
The fair value of the interest rate cap at January 26, 2014 is estimated as described in Note 11 and is included in “Other assets” on the consolidated balance sheet.
Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as follows:

	Fair Value as of January 26, 2014				Fair Value as of January 27, 2013
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Temporary investments	$—	$—	$—	$—	$4,973	$—	$4,973	$—
Long-term investments	3,674	—	3,674	—	7,907	—	7,907	—
Other assets	316	—	316	—	544	—	544	—
Total financial assets	$3,990	$—	$3,990	$—	$13,424	$—	$13,424	$—
During fiscal years 2014 and 2013, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of January 26, 2014 and January 27, 2013, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined herein) is $114.3 million and Revolving Commitments (as defined herein) is $177.5 million at January 26, 2014 both of which are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its cost method investment during fiscal year 2014.
Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	January 26, 2014	January 27, 2013
Raw materials	$1,971	$1,970
Work in progress	45,508	52,669
Finished goods	12,788	20,239
Inventories	$60,267	$74,878

During the fourth quarter of fiscal year 2014, the Company reduced the cost basis of inventories by $15.0 million as a result of its strategic decision to reduce investments in the optical long-haul market which is included in "Cost of sales - lower of cost or market write down" in the consolidated statements of operations.

Note 7: Property, Plant and Equipment
The following is a summary of property and equipment, at cost less accumulated depreciation:

(in thousands)	January 26, 2014	January 27, 2013
Property	$9,022	$9,050
Buildings	18,633	18,627
Leasehold improvements	10,109	8,881
Machinery and equipment	132,549	130,595
Furniture and office equipment	34,263	30,120
Construction in progress	18,155	6,330
Property, plant and equipment, gross	222,731	203,603
Less accumulated depreciation and amortization	(112,610)	(101,766)
Property, plant and equipment, net	$110,121	$101,837

Construction in progress consists primarily of capitalized internal use software costs.

The Company recorded impairment charges against certain assets as a result of its strategic decision to reduce its investment in the optical long haul market. These impairment charges relate primarily to excess manufacturing capacity. In determining the amount of impairment, the Company used a cost approach to value test equipment, computer software, leasehold improvements and furniture and fixtures. The Company used a sales comparison approach to value computer hardware. The Company concluded that the Advanced Communication reporting unit, which subsequently became part of the Signal Integrity Timing product group, is also the asset group for impairment testing purposes. See Note 18. The categorization and classification of these charges are summarized below:

(in thousands)	Machinery and equipment	Furniture and office equipment	Leasehold improvements	Total
Cost of sales	4,019	5	317	4,341
Product development and engineering	2,173	12	2	2,187
Selling, general and administrative expenses	23	69	222	314
Total impairment charge	6,215	86	541	6,842

The net book value of equipment and machinery that are consigned to a foundry in China is $8.1 million and $7.9 million as of January 26, 2014 and January 27, 2013, respectively.
Depreciation expense was $21.8 million, $17.9 million, and $9.9 million in fiscal years 2014, 2013, and 2012, respectively.

Note 8: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill were as follows:

(in thousands)	Signal Integrity and Timing	Gennum (1)	Advanced Communications (1)	Wireless and Sensing	Total
Balance at January 29, 2012	$—	$—	$116,686	$12,965	$129,651
Acquisitions	—	261,891	—	2,042	263,933
Balance as of January 27, 2013	—	261,891	116,686	15,007	393,584
Impairments	—	—	(116,686)	—	(116,686)
Transfers	261,891	(261,891)	—	—	—
Balance as of January 26, 2014	$261,891	$—	$—	$15,007	$276,898

(1)	In the fourth quarter of fiscal year 2014, the Gennum and Advanced Communications reporting units were integrated to form the new reporting unit Signal Integrity and Timing.

Goodwill was tested for impairment as of November 30, 2013 at the reporting unit level, the date of the Company’s annual impairment review. The Company estimated the fair values using an income approach, as well as other generally accepted valuation methodologies. The cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered perpetual earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating appropriate present value techniques. Specifically, the income approach valuations included the following assumptions:

Discount rate	11.0% - 14.0%
Perpetual growth rate	3.0%
Tax rate	13.4% - 18.0%
Risk-free rate	3.5%
Peer company beta	1.0 - 1.5

In December 2013, goodwill relating to the Advanced Communications reporting unit was determined to be impaired, prior to its integration with the Gennum reporting unit into the Signal Integrity and Timing reporting unit, as a result of a reduction in forecasted revenue resulting from the Company's decision to reduce investments in the optical long-haul market. This impairment is included in the consolidated statements of operations under "Goodwill impairment." See Note 16. As of January 26, 2014, there were no indications of impairment in remaining goodwill balances.

Purchased Intangibles - The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		January 26, 2014			January 27, 2013
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$146,925	$(35,357)	$111,568	$173,724	$(40,867)	$132,857
Customer relationships	7-10 years	28,630	(7,505)	21,125	40,130	(7,736)	32,394
Technology licenses (1)	5-10 years	3,842	(367)	3,475	8,164	(1,056)	7,108
Other intangibles assets	1-5 years	6,600	(5,824)	776	6,600	(4,601)	1,999
Total finite-lived intangible assets		$185,997	$(49,053)	$136,944	$228,618	$(54,260)	$174,358

(1)
Technology licenses relate to licensing agreements entered into by the Company that are used in research and development activities and have alternative future uses. Amortization expense related to technology licenses is reported as “Product development and engineering” in the consolidated statements of operations.

The Company reviews finite-lived intangible assets for impairment when there are indicators of impairment, by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate. In December 2013, certain intangible assets relating to the Advanced Communications reporting unit were determined to be impaired prior to its integration with the Gennum reporting unit into the Signal Integrity and Timing reporting unit, as a result of the reduction in forecasted revenue resulting from the Company's decision to reduce investments in the optical long-haul market. Impairments for technology licenses are included in "Product development and engineering" on the consolidated statements of operations. The impairment of core technologies and customer relationships is included in "Intangible asset impairments" on the consolidated statements of operations. Impairment charges for these items, which resulted in a new basis for the affected intangible assets, are included in the consolidated statements of operations as follows:

(in thousands)	January 26, 2014
Product development and engineering	$2,354
Intangible asset impairments	29,938
Impairment of finite-lived intangible assets	$32,292
The following table sets forth the Company's additions to finite-lived intangible assets resulting from purchases, additions from acquisitions, and transfers from IPR&D:

(in thousands)	Gross Carrying Amount
Gross carrying value at January 29, 2012	$81,030
Purchased intangible assets	5,001
Additions to finite-lived intangible assets from acquisitions	135,987
Transfers from in-process research and development	6,600
Gross carrying value at January 27, 2013	228,618
Purchased intangible assets	833
Reduction of finite-lived intangible assets	(501)
Transfers from in-process research and development	25,100
Decrease in gross carrying value due to impairment of finite-lived intangible assets	(68,053)
Gross carrying value at January 26, 2014	$185,997
As of both January 26, 2014 and January 27, 2013, gross carrying value for core technologies included $95.1 million and $6.1 million of finite-lived intangible assets from the acquisition of Gennum and the acquisition of Cycleo, respectively. The Company concluded that the intangible assets classified as core technologies were identifiable intangible assets, separate from goodwill, since they were capable of being separated from Gennum or Cycleo and sold, transferred or licensed, regardless of whether the Company intended to do so. Each product technology was valued separately since each was determined to have a different remaining useful life. The value for the underlying core IP technology from the acquisition of Gennum and Cycleo was assessed utilizing a discounted cash flow methodology and/or a relief from royalty method.

As of the date of acquisition, Gennum’s core technology is categorized as follows:

(in thousands)	Fair Value	Estimated Useful Life
Underlying intellectual property - Clock and data recovery	$31,000	8 years
Video broadcast and surveillance	39,000	7-8 years
Optical communication	21,000	6 years
Other	4,100	6-7 years
Total	$95,100

Amortization expense related to finite-lived intangible assets is reported as “Intangible amortization” in the consolidated statements of operations. The estimated annual amount of future amortization expense for finite-lived intangible assets is expected to be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer relationships	Technology licenses	Other Intangibles	Total
Fiscal year 2015	$20,919	$4,149	$1,226	$633	$26,927
Fiscal year 2016	20,919	4,149	1,226	143	26,437
Fiscal year 2017	20,919	4,149	1,023	—	26,091
Fiscal year 2018	20,919	4,130	—	—	25,049
Fiscal year 2019	17,507	4,000	—	—	21,507
Thereafter	10,385	548	—	—	10,933
Total expected amortization expense	$111,568	$21,125	$3,475	$776	$136,944

The following table sets forth the Company’s indefinite-lived intangible assets from additions to IPR&D, acquisitions, impairments, and transfers to core technologies:

(in thousands)	Gross Carrying Amount
Net carrying value at January 29, 2012	$9,900
In-process research and development through acquisitions	29,100
In-process research and development impairment	(700)
Transfers to core technologies	(6,600)
Net carrying value at January 27, 2013	$31,700
In-process research and development impairment	(2,600)
Transfers to core technologies	(25,100)
Net carrying value at January 26, 2014	$4,000
The Company reviews indefinite-lived intangible assets for impairment as of November 30, 2013, the date of the Company’s annual impairment review, by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.

When performing our annual impairment assessment, the fair value of the IPR&D projects was determined using an income approach or replacement cost approach as applicable. The replacement cost approach was used for IPR&D projects that were considered long-term core investments and were not anticipated to be profitable for a period of time. IPR&D projects which were valued using an income approach, measured the returns attributable to each specific IPR&D project, discounted to present value using a risk-adjusted rate of return, including as appropriate, any tax benefits derived from amortizing the intangible assets for tax purposes. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risk inherent in the development process, including the likelihood of achieving technology success and market acceptance. For IPR&D projects valued using a replacement cost approach, value was estimated by developing the cost to either replace or reproduce (replicate) the IPR&D to its current state. The key unobservable inputs utilized in the model includes a discount rate of 12.0%, a market participant tax rate of 19.0%, and a probability adjusted level of future cash flows based on current product and market data. In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of January 26, 2014, there were no indications of impairment in the balance of IPR&D assets. In the second quarter of fiscal year 2014, the Company recorded $2.6 million of impairment as a result of its decision to cease development of certain IPR&D associated with the Sierra Monolithics, Inc. ("SMI") acquisition. In fiscal year 2013, the Company recorded an impairment of $0.7 million as a result of its decision to ceasing development of certain IPR&D associated with the SMI acquisition. These impairment expenses are included in "Intangible asset impairments" in the consolidated statements of operations.

Note 9: Accrued Liabilities
The following is a summary of accrued liabilities for fiscal years 2014 and 2013:

(in thousands)	January 26, 2014	January 27, 2013
Compensation	$17,875	$23,140
Equity awards accounted for as a liability	917	3,241
Deferred compensation	1,478	1,410
Accrued sales and marketing expenses	2,227	3,202
Accrued professional fees	3,990	3,835
Accrued interest expense	287	1,177
Income taxes payable	3,675	4,113
Accrued taxes	49	266
Accrued restructuring	2,632	—
Other	11,018	8,892
Accrued liabilities	$44,148	$49,276

Note 10: Credit Facilities
On March 20, 2012, the Company entered into a credit agreement with certain lenders (the “Prior Lenders”) and Jefferies Finance LLC, as administrative and collateral agent (the “Prior Credit Agreement”). In accordance with the Prior Credit Agreement, the Prior Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $350.0 million (the “Prior Facilities”), consisting of term A loans in an aggregate principal amount of $100.0 million (the “Term A Loans”) and term B loans in an aggregate principal amount of $250.0 million (the “Term B Loans”). The initial carrying amounts totaled $99.5 million (net of original issue discount of $0.5 million) for the Term A Loans and $247.5 million (net of original issue discount of $2.5 million) for the Term B Loans.
On May 2, 2013 (the “Closing Date”), the Company, with each of its domestic subsidiaries as guarantors (the “Guarantors”), entered into a new credit agreement (the “New Credit Agreement”) with the lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. In accordance with the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “New Facilities”), consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). The Revolving Commitments can be used as follows: up to $40.0 million for letters of credit, up to $25.0 million for swing line loans (as defined below), and up to $40.0 million for revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Swing line loans are base rate loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of January 26, 2014, there were no amounts outstanding under the letters of credit, swing line loans, and Alternative Currencies.
At the Closing Date, $326.6 million of borrowings were outstanding under the New Facilities consisting of $149.3 million of Term Loans and $177.3 million of Revolving Commitments, net of $1.4 million of debt discounts resulting from amounts paid to the Lenders. As a result of debt refinancing and changes in some of the Lenders, $0.8 million of debt discounts were expensed in the second quarter of fiscal year 2014 and $0.6 million was capitalized as of May 2, 2013 and is being amortized using the effective interest method over the five year term of the New Credit Agreement. The expense is included in “Interest expense” in the consolidated statements of operations. The proceeds from the New Credit Facilities were used to repay in full the outstanding obligations of $327.5 million under the Prior Credit Facilities, which was terminated. The portion of the transaction associated with Prior Lenders was accounted for as a debt modification.
Deferred financing costs incurred in the second quarter, in connection with the New Facilities, were approximately $2.2 million, of which $1.0 million was expensed, inclusive of certain legal costs directly related to the refinancing. Of this amount $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the New Facilities. The expense is included in “Interest expense” in the consolidated statements of operations for the fiscal year ended January 26, 2014.
As a result of the debt refinancing, the Company recorded a $7.1 million loss on debt modification from unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities in the fiscal year ended January 26, 2014. The remaining $1.7 million of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities is being amortized over the five year term of the New Facilities. The expense is included in “Interest expense” in the consolidated statements of operations for the fiscal year ended January 26, 2014.
The New Credit Agreement provides that, subject to certain conditions, Semtech may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or increases to the Revolving Commitments in an aggregate principal amount not to exceed $100 million, the proceeds of which may be used for working capital and general corporate purposes.
Interest on loans made under the New Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate, (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Alternative Currencies, other than Canadian Dollars, accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by Administrative Agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a base rate loan and swing line loan and quarterly for an Euro dollar rate loan. Interest is payable on the revolving credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional Term Loans, respectively. As of January 26, 2014, the interest rates payable on both the Term Loans and the Revolving Commitments was 1.91%.
Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2015	$18,750
2016	18,750
2017	18,750
2018	24,375
2019	34,000
Total debt	$114,625
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $178.0 million at January 26, 2014 and is due on or before May 1, 2018. The Company may, upon notice to the administrative agent, at any time or from time to time voluntarily prepay the Term Loans or Revolving Commitments in whole or in part without premium or penalty. On June 3, 2013, the Company made an early prepayment of $26.0 million against the Term Loans.
All obligations of Semtech under the New Facilities are unconditionally guaranteed by each of the Guarantors and are secured by a first priority security interest in substantially all of the assets of Semtech and the Guarantors, subject to certain customary exceptions.
The Company is subject to customary covenants, including the maintenance of a minimum interest ratio of 3.50:1.00 and a maximum total consolidated leverage ratio of 3.00:1.00. The Company was in compliance with such financial covenants as of January 26, 2014.
The New Facilities also contain customary provisions pertaining to events of default. If any event of default occurs, the principal, interest, and any other monetary obligations on all the then outstanding amounts can become due and payable immediately.

Note 11: Interest Rate Derivative Agreement
In June 2012, in connection with the Prior Credit Agreement, the Company entered into an interest rate cap agreement (“Cap Agreement”) with a $175 million notional amount and an upfront payment of $1.1 million. The Cap Agreement matures on February 22, 2016 and caps interest rates on one-month LIBOR at 1.00%. The Company did not have any interest rate derivative agreements outstanding prior to June 2012.
The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million, permits the Company to elect LIBOR or Base Rate loans. See Note 10. Since the Company intends to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company. No ineffectiveness was recorded during the fiscal year ended January 26, 2014.
The Cap Agreement is recorded at estimated fair value at the end of each reporting period. The fair value of the Cap Agreement at January 26, 2014 was determined using level 2 inputs, including observable market-based inputs such as interest rate curves and implied volatilities for similar instruments with similar contractual terms.
The Company has determined that the Cap Agreement is highly effective in offsetting future variable interest payments associated with the hedged portion of the Company’s New Credit Agreement. Gains or losses associated with the value of the Cap Agreement are initially reported in other comprehensive income or loss and amortized as an increase to interest expense through the maturity of the Cap Agreement. The amount of unrealized losses on the Cap Agreement recorded in other comprehensive loss at January 26, 2014 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $234,000.

Note 12: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the consolidated statements of operations for fiscal years 2014, 2013 and 2012:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012
Cost of sales	$1,664	$1,218	$983
Selling, general and administrative	12,071	14,965	15,839
Product development and engineering	10,854	8,345	7,198
Stock-based compensation, pre-tax	$24,589	$24,528	$24,020
Net change in stock-based compensation capitalized out of (into) inventory	$36	$(33)	$(83)
The below table summarizes the net impact of stock-based compensation, after tax, on net income for fiscal years 2014, 2013 and 2012:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012
Stock-based compensation	$24,589	$24,528	$24,020
Associated tax effect	(5,985)	(5,120)	(5,693)
Net effect on net income	$18,604	$19,408	$18,327
The tax benefit realized from option exercise activity for fiscal years 2014, 2013 and 2012 was $14.0 million, $14.3 million and $12.9 million, respectively.
Share-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock compensation. As of January 26, 2014, the Company has granted options and restricted stock under the plans and has also issued some stock-based compensation outside of the plans, including options and restricted stock issued as inducements to join the Company.
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
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of options granted in fiscal years 2014, 2013 and 2012:

Fiscal Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Expected lives, in years	4.1 - 4.7	4.4 - 4.6	4.4 - 4.7
Estimated volatility	30% - 35%	38% - 41%	40% - 41%
Dividend yield	—	—	—
Risk-free interest rate	0.65% - 1.6%	0.66% - 0.73%	0.71% - 1.8%
Weighted average fair value on grant date	$8.92	$9.52	$8.43
The estimated fair value of restricted stock awards was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock units awarded in fiscal year 2014 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards is re-measured at the end of each quarter.

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years).

A summary of the activity for stock option awards for fiscal years 2014, 2013 and 2012 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (years)
Balance at January 30, 2011	6,622	$16.84	$35,492	$7,067	5,160
Options granted	343	24.05
Options exercised	(2,781)	16.64	22,537
Options cancelled/forfeited	(494)	22.30
Balance at January 29, 2012	3,690	16.94	44,435	4,699	2,767
Options granted	258	28.21
Options exercised	(1,254)	15.70	14,508
Options cancelled/forfeited	(115)	25.30
Balance at January 27, 2013	2,579	18.29	29,789	3,817	1,937
Options granted	376	30.62
Options exercised	(970)	16.61	16,052
Options cancelled/forfeited	(50)	26.10
Balance at January 26, 2014	1,935	$21.33	$7,722	$4,354	1,275
Exercisable at January 26, 2014	1,275	$17.67	$7,553			2.2
Vested and expected to vest after January 26, 2014	1,315	$17.72	$7,710			2.2

(1)
Represents the difference between the exercise price and the value of the Company’s stock at the time of exercise, for exercised grants. For outstanding awards, represents the difference between the exercise price and the value of the Company’s stock at fiscal year end.

The following table summarizes information about stock options outstanding at January 26, 2014:

(number of shares in thousands)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Contractual Term (years)
Price Range Analysis - Outstanding
$1.15 - $4.53	9	$2.54	3.3
$7.97 - $13.76	133	11.18	1.3
$13.81 - $20.90	878	16.52	1.9
$21.11 - $32.16	830	26.90	4.3
$33.22 - $35.17	85	34.25	5.3
Total outstanding	1,935	$21.33	3.1
Price Range Analysis - Exercisable
$1.15 - $4.53	9	$2.54	3.3
$7.97 - $13.76	133	11.18	1.3
$13.81 - $20.90	848	16.50	1.9
$21.11 - $32.16	285	24.70	3.3
Total exercisable	1,275	$17.67	2.2

The following table summarizes information regarding unvested stock option awards at January 26, 2014:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Expense Period (years)	Total Fair Value
Balance at January 30, 2011	1,462	$15.00	$6.23	1.9	$9,103
Options granted	343	24.05	8.43		2,893
Options vested	(650)	14.30	6.33		4,115
Options forfeited	(231)	16.59	6.39		1,479
Balance at January 29, 2012	924	18.47	6.99	1.8	6,452
Options granted	258	28.21	9.52		2,457
Options vested	(484)	16.42	6.49		3,144
Options forfeited	(56)	21.69	7.74		432
Balance at January 27, 2013	642	23.66	8.31	1.9	5,333
Options granted	376	30.62	8.92		3,355
Options vested	(310)	21.58	7.77		2,406
Options forfeited	(48)	26.16	8.53		422
Balance at January 26, 2014	660	$28.39	$8.88	2.3	$5,856
Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as compensation expense over the requisite vesting period (typically 3-4 years).
The following table summarizes the activity for restricted stock awards for fiscal years 2014, 2013 and 2012:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 30, 2011	135	$14.44		$984	0.8
Restricted stocks granted	—
Restricted stocks vested	(91)	14.29	$2,201
Restricted stocks cancelled	(12)	15.25
Balance at January 29, 2012	32	14.57		81	0.1
Restricted stocks granted	—
Restricted stocks vested	(32)	14.57	902
Restricted stocks cancelled	—
Balance at January 27, 2013	—	—		—	0
Restricted stocks granted	—
Restricted stocks vested	—		$—
Restricted stocks cancelled	—
Balance at January 26, 2014	—	$—		$—	0

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.
Performance Units. The Company grants performance-based vesting restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that can be earned in the aggregate is 743,000. In this scenario, the maximum number of shares that could be issued thereunder would be 376,500 and the Company would have a liability accrued in the consolidated balance sheet equal to the value of 366,500 shares on the settlement date, which would be settled in cash. Only cash performance unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At January 26, 2014, 200% of the units from the fiscal year 2011 grant vested, and 88% of the units from fiscal year 2012 are expected to vest. At January 26, 2014, the performance metrics associated with the outstanding awards issued in fiscal years 2014, 2013 and 2012 are expected to be met at a level which would result in a vest at 87%, 0%, and 88% of target, respectively.
The following table summarizes the activity for performance units during fiscal years 2014, 2013 and 2012:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per share amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 30, 2011	556	326	230	$3,925	$14.26	$7,971	1.0
Performance units granted	117	59	58		23.33
Performance units vested	(218)	(157)	(61)	(1,220)	14.74
Performance units cancelled/forfeited	(95)	(48)	(47)		15.26
Change in liability				3,329
Balance at January 29, 2012	360	180	180	6,034	16.65	4,829	1.0
Performance units granted	144	77	67		29.30
Performance units vested	(144)	(72)	(72)	(4,172)	11.92
Performance units cancelled/forfeited	(7)	(4)	(3)		29.35
Change in liability				2,560
Balance at January 27, 2013	353	181	172	4,422	23.50	4,754	1.1
Performance units granted	186	93	93		30.82
Performance units vested	(114)	(57)	(57)	—	16.68
Performance units cancelled/forfeited	(49)	(25)	(24)		28.82
Change in liability				(3,117)
Balance at January 26, 2014	376	192	184	$1,305	$28.50	$3,893	1.3

The liability associated with performance units has been reduced by $3.1 million in fiscal year 2014 due to vesting in the first quarter of fiscal year 2014, forfeitures, re-measurement adjustments and change in the expected performance results.

Stock Units, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years).

The following table summarizes the stock unit award activity for fiscal years 2014, 2013 and 2012:

(in thousands, except per share amount)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 30, 2011	2,058	$16.70		$29,763	2.7
Stock units granted	810	22.74
Stock units vested	(627)	16.61	$14,333
Stock units forfeited	(259)	17.75
Balance at January 29, 2012	1,982	19.06		31,472	2.4
Stock units granted	1,517	26.73
Stock units vested	(699)	18.20	18,438
Stock units forfeited	(242)	23.65
Balance at January 27, 2013	2,558	23.41		49,374	2.5
Stock units granted	891	30.95
Stock units vested	(1,026)	21.34	$31,861
Stock units forfeited	(228)	25.81
Balance at January 26, 2014	2,195	$27.18		$49,563	2.5

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.
Stock Units, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These restricted stock units are accounted for as liabilities and accrued in the consolidated balance sheets because they are cash settled. These awards are vested after 1 year of service. However, because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the activity for stock unit awards for fiscal years 2014, 2013 and 2012:

(in thousands, except per share amount)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 30, 2011	30	$2,414	$16.43	$269	0.4
Stock units granted	18		27.60
Stock units vested	(30)		16.43
Stock units forfeited	—
Change in liability		1,459
Balance at January 29, 2012	18	3,873	27.60	216	0.4
Stock units granted	20		24.46
Stock units vested	(18)		27.60
Stock units forfeited	—
Change in liability		684
Balance at January 27, 2013	20	4,557	24.46	253	0.4
Stock units granted	18		35.17
Stock units vested	(20)		24.46
Stock units forfeited	—
Change in liability		(576)
Balance at January 26, 2014	18	$3,981	$35.17	$177	0.4
As of January 26, 2014, the total number of vested but unsettled stock units for Non-Employee Directors is 161,182 units which are included in the recorded liability.

Note 13: Interest Income and Other (Expense) Income, Net
Interest and other expense, net, consist of the following:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012
Interest income	$342	$404	$1,213
Non-recoverable VAT tax	(598)	(217)	(156)
Foreign currency transaction loss	(648)	(354)	(504)
Miscellaneous (expense) income	(486)	(810)	40
Interest income and other (expense) income, net	$(1,390)	$(977)	$593
Note 14: Income Taxes
The provision (benefit) for taxes consists of the following:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012
Current tax provision
Federal	$3,769	$7,100	$2,336
State	554	784	569
Foreign	14,962	5,745	4,615
Subtotal	19,285	13,629	7,520
Deferred tax provision (benefit)
Federal	23,938	(15,812)	(4,417)
State	(1,293)	(148)	1,232
Foreign	(5,945)	(39,359)	757
Subtotal	16,700	(55,319)	(2,428)
Provision (benefit) for taxes	$35,985	$(41,690)	$5,092
The provision (benefit) for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012
Federal income tax at statutory rate	$(44,968)	$86	$32,963
State income taxes, net of federal benefit	(1,260)	(2,472)	(263)
Foreign taxes at rates less than federal rates	(8,378)	(9,655)	(16,269)
Tax credits generated	(5,523)	(5,328)	(2,222)
Changes in valuation allowance	52,942	2,703	1,814
Goodwill impairment	40,840	—	—
Changes in uncertain tax positions	893	132	(3,235)
Deemed dividends	726	1,101	1,250
Equity compensation	1,173	793	(1,312)
Permanent differences	2,895	1,571	1,592
Sales exclusion - foreign jurisdiction	—	(10,689)	(11,017)
Dividend and U.S. tax on foreign earnings	—	(23,443)	—
Revaluation of deferred taxes assets and liabilities	(12)	3,510	—
Other	(3,343)	1	1,791
Provision (benefit) for taxes	$35,985	$(41,690)	$5,092

The Company receives an income tax benefit from tax rate differentials due to its presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than US federal tax rates. This income tax benefit is reflected in the line item "Foreign taxes at rates less than federal rates".

The Company realized a decrease in the benefit from tax rate differentials in fiscal year 2014 compared to the benefit realized in fiscal year 2013 due to a higher effective tax rate in Switzerland after the Company received a new tax ruling in the third quarter of fiscal year 2014.

The Company, via its Swiss subsidiary, Semtech International AG, receives an income tax benefit in Switzerland because only a portion of its total earnings are subject to taxation in Switzerland. Specifically, in the third quarter of fiscal year 2014, the Company received a new Swiss tax ruling (“New Swiss Ruling”), with an effective date retroactive to the beginning of fiscal year 2014, which allows the Company to compute Swiss income tax using an allocated portion of its total pre-tax earnings that are attributable to the sourcing of production activities. This New Swiss Ruling superseded a Swiss tax ruling that was in effect during fiscal years 2012 and 2013 (“Previous Swiss Ruling”). The Previous Swiss Ruling required the Company to allocate each element of revenue and expense to activities sourced to Switzerland or outside Switzerland based on an analysis of where certain activities were being performed. The New Swiss Ruling is expected to reduce the overall volatility of our Swiss income taxes.

In prior years, the Company reflected the tax ruling benefit in the reconciliation line item “Sales exclusion - foreign jurisdiction”. As a result of the differences in the computation of how financial activity is excluded from taxation in Switzerland, the Company reflects the benefit from the New Swiss Ruling as "Foreign taxes at rates less than federal rates".

The Company is currently not aware of any uncertainties or trends relating to the foreign tax rate differential or the New Swiss Ruling that could significantly impact the Company’s income taxes in future periods.
The deferred tax assets and deferred tax liabilities are classified in the consolidated balance sheets as follows:

(in thousands)	January 26, 2014	January 27, 2013
Deferred tax assets
Current	$2,946	$7,473
Non-current	348	33,563
Subtotal	3,294	41,036
Deferred tax liabilities
Current	(930)	(4,221)
Non-current	(3,626)	(2,042)
Subtotal	(4,556)	(6,263)
Net deferred tax (liabilities) assets	$(1,262)	$34,773

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes, requires that for a particular tax-paying component of an enterprise, and within a particular tax jurisdiction, (a) all current deferred tax liabilities and assets shall be offset and presented as a single amount and (b) all noncurrent deferred tax liabilities and assets shall be offset and presented as a single amount. Deferred tax liabilities and assets attributable to different tax-paying components of the enterprise or to different tax jurisdictions are not offset.

The components of the net deferred income tax assets and liabilities at January 26, 2014 and January 27, 2013 are as follows:

(in thousands)	January 26, 2014	January 27, 2013
Current deferred tax asset:
Deferred revenue	$2,773	$1,889
Inventory reserve	3,032	567
Payroll and related accruals	2,133	2,444
Bad debt reserve	416	323
Accrued service fees	591	626
Other deferred assets	1,562	2,593
Valuation allowance	(7,321)	(969)
Total current deferred tax asset	3,186	7,473
Non-current deferred tax asset:
Research and development charges	2,109	2,900
Research credit carryforward	39,350	49,257
Acquired NOL carryforward	31,165	28,595
Payroll and related accruals	6,268	5,389
Stock-based compensation	5,732	8,456
Other deferred assets	3,567	3,395
Valuation allowance	(53,931)	(7,351)
Total non-current deferred tax asset	34,260	90,641
Current deferred tax liability:
Inventory reserve - foreign	(430)	(1,618)
Bad debt reserve - foreign	(223)	(773)
Depreciation - foreign	—	(1,744)
Other current deferred tax liability	(517)	(86)
Total current deferred tax liability	(1,170)	(4,221)
Non-current deferred tax liability:
Purchase accounting deferred tax liability	(32,466)	(49,181)
Depreciation and amortization	(3,695)	(8,504)
Other non-current deferred tax liability	(1,377)	(1,435)
Total non-current deferred tax liability	(37,538)	(59,120)
Net deferred tax (liability) asset	$(1,262)	$34,773
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
As of January 26, 2014, the Company had federal and state net operating loss carryforwards of $81.6 million and $95.6 million, respectively, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2033. A portion of these losses were generated by SMI prior to the Company’s purchase of SMI and therefore are subject to change of control provisions which limit the amount of acquired tax attributes that can be utilized in a given tax year. The Company does not expect these changes in control limitations to significantly impact its ability to utilize these attributes.

Included in the Company’s net operating loss carryforward deferred tax asset is approximately $8.0 million of deferred tax assets attributable to excess equity deductions related to stock awards that are not included on the Company’s consolidated balance sheet. Due to a provision within ASC 740, concerning when tax benefits related to excess stock option deductions can be credited to paid-in capital, the portion of the Company’s deferred tax asset related to such excess tax benefits must be excluded from the deferred tax asset balance, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The credit to paid-in-capital will be recorded when the benefit is reflected in our taxes payable.

As of January 26, 2014, the Company had gross federal and state research credits available of approximately $12.7 million and $13.1 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2023 through 2034. As of January 26, 2014, the Company had federal Alternative Minimum Tax credits available of approximately $1.3 million. The Company also had Canadian research credits available of approximately $40.9 million. These credits will expire between fiscal years 2026 and 2034.

Realization of the net deferred tax assets is dependent on generating sufficient income during the periods in which temporary differences will reverse. During fiscal year 2014, the Company determined utilization of its net deferred tax assets in the United States and Canada was limited due to an inability to generate sufficient taxable income in these locations, and accordingly, recorded an increase to its valuation allowance reserve of $44.0 million and $8.4 million, respectively. The following table summarizes the changes in these allowances during fiscal years 2014, 2013 and 2012:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012
Beginning balance	$8,320	$5,617	$5,053
Additions	52,931	2,703	564
Releases	—	—	—
Ending balance	$61,251	$8,320	$5,617

As of January 26, 2014, the Company had approximately $496.8 million of unremitted earnings related to the Company’s wholly owned foreign subsidiaries for which income taxes have not been provided.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012
Beginning balance	$13,144	$13,759	$17,011
Additions based on tax positions related to the current year	1,484	695	835
Reductions for tax positions of prior years	(214)	(647)	(4,087)
Reductions for settlements with tax authorities	—	(663)	—
Ending balance	$14,414	$13,144	$13,759

Included in the balance of unrecognized tax benefits at January 26, 2014 and January 27, 2013, are $12.3 million and $11.1 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate.

The liability for UTP is reflected on the consolidated balance sheets as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013
Deferred tax assets - non-current	$12,095	$—
Accrued liabilities	—	188
Other long-term liabilities	252	10,887
Total accrued taxes	$12,347	$11,075
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. The Company had approximately $293,000 of net interest and penalties accrued at January 26, 2014 and January 27, 2013.
As of January 26, 2014, it was reasonably possible that the total amounts of unrecognized tax benefits would decrease by up to $3.8 million within twelve months as a result of statutes of limitations for the taxing authority to challenge the position expiring. If recognized, this decrease will impact the effective tax rate. Tax years prior to 2009 (the Company’s fiscal year 2010) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal year 2010 and fiscal year 2011, and expects to close those audits within the next twelve months. For state returns, the Company is generally not subject to income tax examinations for years prior to 2009 (the Company’s fiscal year 2010). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2013. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

Note 15: Commitments and Contingencies
Leases
The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2024. The aggregate minimum annual lease payments under leases in effect on January 26, 2014 are as follows:
Minimum Annual Lease Payments

(in thousands)
Fiscal Year Ending:
2015	$7,898
2016	6,591
2017	4,828
2018	4,481
2019	3,556
Thereafter	8,780
Total minimum lease commitments	$36,134
Rent expense was $9.3 million, $7.9 million and $4.4 million for fiscal years 2014, 2013 and 2012, respectively. The increase is primarily due to expansion of product development and engineering facilities in Canada and the United Kingdom. The Company received $140,000, $133,000 and $0 of sub-lease income in fiscal years 2014, 2013 and 2012, respectively.

Purchase Commitments
The following table shows the Company's open capital commitments, other open purchase commitments, and other vendor commitments for the purchase of plant, equipment, raw material, supplies and services:

(in thousands)	Less than 1 year	1-3 years	Total
Open capital purchase commitments	$4,108	$—	$4,108
Other open purchase commitments	36,661	6,876	43,537
Other vendor commitments	3,798	1,000	4,798
Total purchase commitments	$44,567	$7,876	$52,443
Legal Matters
From time to time in the ordinary course of its business, the Company is involved in various claims, litigation, and other legal actions that are normal to the nature of its business, including with respect to IP, contract, product liability, employment, and environmental matters.
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

The Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately forty years. The Company vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Groundwater monitoring results to date over a number of years suggest that a measurable amount of groundwater contaminants of concern are believed to come from, or be contributed by, in full or in material part, adjacent facilities, never owned or occupied by us, and/or to come from environmental clean up operations separately conducted in the adjacent facilities. Responsibility for soil contamination remains under investigation. The location of key soil contamination (and some related site groundwater impact associated with the soil contamination) is concentrated in and found to emanate from an area of an underground storage tank that the Company believes to have been installed and primarily used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no claims pending with respect to environmental matters at the Newbury Park site. The applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. Most recently, in November 2012, the regulatory agency added two more potentially responsible parties to the matter, based on historical evidence of past occupancy or operations at the site dating to the 1960s. In addition, the regulatory agency has issued draft cleanup and abatement orders to all the parties. Responses to the draft orders were submitted in a timely manner by all the parties in January 2013. In October 2013, the regulatory agency issued a final cleanup and abatement order. The October 2013 order removed the two additional potentially responsible parties from further participation or liability under the order. The October 2013 order was consistent and duplicative of the November 2012 draft order in all other material respects, including the scope of proposed additional site work, monitoring, and proposed remediation activities. The Company has filed an appeal of the October 2013 order seeking reconsideration of the removal of the two other potentially responsible parties, and seeking clarification of certain other factual findings by the regulatory agency. Other parties have filed their own responses to the October 2013 order. Further action and response from the regulatory agency is pending. The parties are expected to work cooperatively in responding to and determining the appropriate scope and extent of additional site investigative and categorization work, as well as in relation to any ultimate proposed clean up and abatement work.
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based upon, and in anticipation of the likely outcome associated with the November 2012 draft cleanup and the October 2013 and abatement order, the Company engaged an environmental firm to assist in an assessment of this site consistent with direction and scope of the cleanup and abatement order. Based on the Company’s preliminary assessment following the November 2012 draft cleanup and abatement order, which has been reviewed now again under the October 2013 final cleanup and abatement order pending the current appeal by the Company, and other impacted parties, the Company has determined a likely range of probable loss between $2.5 million and $5.7 million. Given the yet unresolved status of the clean up and abatement order and uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company recorded the minimum amount of $2.5 million in the third quarter of fiscal year 2013 under “Other long-term liabilities” on the consolidated balance sheets, and included in the consolidated statements of operations under “Selling, general and administrative.” These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
Retirement Plans
The Company contributed $1.4 million, $1.2 million and $1.2 million, respectively, in fiscal years 2014, 2013 and 2012 to the 401(k) retirement plan maintained for its domestic employees.
The Company contributes to the CSEM Pension fund, a Swiss multiemployer plan, that provides pension benefits (the “Retirement Plan”). The Retirement Plan is a foundation into which several employers are affiliated. Benefits payable from the pension plan include retirement pension, death, and disability benefits. The risk of participating in this multiemployer plan is different from a single-employer plan due to the comingling of assets and related investment returns and risks and aggregation of actuarial experience and related gains or losses for allocation amongst participating employers; contributions pursuant to prescribed formulae consistent for all participating employers; and, in the event of a participating employer’s withdrawal from the Retirement Plan, retirees receiving benefits from the Retirement Plan remain within the Retirement Plan and will continue to receive future benefit payments funded by the remaining participating employers thereafter.

The Retirement Plan is administered on behalf of a labor union, which is similar to common practices found in the US involving collective bargaining agreements and labor unions. EIN/Pension plan number, Pension protection act zone status, FIP/RP status and Form 5500 are not applicable as the Retirement Plan is a Swiss plan governed by pension laws in Switzerland. The Company contributed $0.8 million, $0.8 million and $0.8 million, respectively, in fiscal years 2014, 2013 and 2012 to the Retirement Plan. At the date the Company’s financial statements were issued, the Retirement Plan’s audited financial statements were not available for the Retirement Plan year ending in 2013.
In addition, the Company also contributed $1.3 million in fiscal year 2014 to a defined contribution plan for its employees in Canada.
Deferred Compensation
The Company maintains a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
The following table shows the compensation expense and forfeitures under this plan for fiscal years 2014, 2013 and 2012:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012
Forfeitures	$(180)	$—	$(194)
Compensation expense	2,644	1,839	885
Compensation expense, net of forfeitures	$2,464	$1,839	$691
The Company’s liability for the deferred compensation plan is presented below:

(in thousands)	January 26, 2014	January 27, 2013
Accrued liabilities	$1,478	$530
Other long-term liabilities	15,565	13,396
Total deferred compensation liabilities under this plan	$17,043	$13,926
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $14.4 million and $10.0 million as of January 26, 2014 and January 27, 2013, respectively, and is included in “Other assets” on the consolidated balance sheet.
Additionally, pursuant to the earn-out arrangement with Cycleo stockholders, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo over a period of 4 years beginning on April 30, 2012. For certain of the Cycleo stockholders, payment of the earn-out liability is contingent upon employment at the end of the 4-year period and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is included in the purchase price allocation at March 7, 2012. The Company has recorded a cumulative liability of $0.9 million and $2.7 million as of January 26, 2014 and January 27, 2013, respectively. During the fiscal year ended January 26, 2014, the Company recorded a $1.8 million reduction to the deferred compensation liability as a result of this group's failure to meet defined objectives.
Indemnification
The Company has entered into agreements with its current executive and some former officers and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws contain comparable indemnification obligations with respect to the Company’s current directors and employees.

Note 16: Geographic Information and Concentration of Risk
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis for all periods. In December 2013, the Company announced that it was combining its Gennum and Advanced Communication product groups. The combined net sales activity for these groups is reflected in the Signal Integrity and Timing product group.

	Fiscal Year Ended
(in thousands, except percentages)	January 26, 2014		January 27, 2013		January 29, 2012
Signal Integrity and Timing	$288,374	49%	$263,090	45%	$139,695	29%
Protection	198,514	33%	198,866	34%	209,726	44%
Power Management and High Reliability	58,295	10%	66,427	12%	74,056	15%
Wireless and Sensing	49,794	8%	50,444	9%	57,124	12%
Total net sales	$594,977	100%	$578,827	100%	$480,601	100%
Net sales activity by geographic region is as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 26, 2014		January 27, 2013		January 29, 2012
Asia-Pacific	$432,097	73%	$405,179	70%	$298,477	62%
North America	94,574	16%	98,401	17%	114,552	24%
Europe	68,306	11%	75,247	13%	67,572	14%
Total net sales	$594,977	100%	$578,827	100%	$480,601	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods indicated:

	Fiscal Year Ended
(percentage of total sales)	January 26, 2014	January 27, 2013	January 29, 2012
China (including Hong Kong)	34%	35%	38%
United States	16%	17%	20%
Japan	11%	10%	8%
South Korea	11%	7%	8%
Total net sales	72%	69%	74%

The Company’s regional (loss) income from continuing operations before income taxes is as follows:

	Fiscal Year Ended
(in thousands)	January 26, 2014	January 27, 2013	January 29, 2012
Domestic	$(158,780)	$(19,867)	$(3,070)
Foreign	30,299	20,116	97,249
Total	$(128,481)	$249	$94,179
Domestic (loss) from continuing operations includes impairments in fiscal year 2014, amortization of acquired intangible assets, litigation related expenses and higher levels of stock-based compensation compared to foreign operations.
Long-lived Assets
Long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation and classified by location are summarized as follows:

(in thousands)	January 26, 2014	January 27, 2013
United States	$55,303	$53,858
Rest of North America	28,577	25,772
Europe	14,900	10,701
Asia and all others	11,341	11,506
Total	$110,121	$101,837
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
The amount of equipment and machinery consigned to a foundry in China was $8.1 million and $7.9 million as of January 26, 2014 and January 27, 2013, respectively.
Significant Customers
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
Each of the following significant customers accounted for at least 10% of net sales for at least one of the periods indicated:

	Fiscal Year Ended
(percentage of net sales)	January 26, 2014	January 27, 2013	January 29, 2012
Samsung Electronics Co., Ltd.(and affiliates)	12%	12%	13%
Huawei Technologies Co., Ltd (and affiliates)	9%	10%	7%
Frontek Technology Corp	5%	6%	10%
The following table shows the list of customers that have an outstanding receivable balance that represents at least 10% of total net receivables for at least one of the periods indicated:

	Balance as of
(percentage of net accounts receivable)	January 26, 2014	January 27, 2013
Samsung Electronics Co., Ltd.(and affiliates)	13%	12%
Huawei Technologies Co., Ltd (and affiliates)	9%	14%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For fiscal year 2014, approximately 38% of the Company's silicon in terms of cost of wafers was supplied by a third-party foundry in China, and this percentage could be higher in future periods. For fiscal years 2013 and 2012, approximately 38% and 59%, respectively, of the Company's silicon in terms of cost of wafers was supplied by this third-party foundry in China.
In fiscal year 2014, authorized distributors accounted for approximately 43% of the Company's net sales. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For fiscal year 2014, the Company's two largest distributors were based in Asia.

Note 17: Reorganization Costs
During fiscal year 2013, reorganization costs mainly represent the severance costs associated with the integration of the acquired Gennum business with the Company’s pre-existing business and the consolidation of certain operations of the combined Company.
The following table summarizes the reorganization charges incurred and liability balance included in “Accrued liabilities” on the consolidated balance sheet as of January 29, 2012, January 27, 2013 and January 26, 2014. The reorganization charges below were included in “Selling, general and administrative” on the consolidated statements of operations for the respective periods.

(in thousands)	Severance and related costs
Balance at January 29, 2012	$16
Charges	13,387
Cash payments/other	(12,073)
Balance at January 27, 2013	1,330
Charges	—
Cash payments/other	(849)
Balance at January 26, 2014	$481

Note 18: Restructuring

In the fourth quarter of fiscal year 2014, the Company made a strategic decision to reduce its investment in the long haul optical market, realign its product groupings, and align spending to current demand levels. As a result of these actions, the Company incurred liabilities, included in “Accrued liabilities” on the consolidated balance sheet as of January 26, 2014, associated with the resulting workforce reductions and contract cancellations which are summarized in the following table:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 27, 2013	$—	$—	$—
Charges	1,841	1,245	3,086
Cash payments	(454)	—	(454)
Balance at January 26, 2014	$1,387	$1,245	$2,632

These restructuring charges are presented in “Restructuring” in the consolidated statements of operations. The Company expects to complete the restructuring activities in the first quarter of fiscal year 2015. In the first quarter of fiscal year 2015, the Company expects to incur additional costs to relocate personnel and consolidate operations. These costs are not expected to be significant.

In addition to the above charges that are classified as restructuring costs, the Company recorded the following charges in the fourth quarter of fiscal year 2014:

Impairment of finite and indefinite-lived intangibles
(in thousands)	Finite-lived intangible assets	Indefinite-lived intangible assets	Total
Intangible asset impairments	$29,938	$—	$29,938
Goodwill impairment	—	116,686	116,686
Total	$29,938	$116,686	$146,624

Other charges
(in thousands)	Cost of sales	Selling general and administrative	Product development and engineering	Total
Inventory write-downs	$15,047	$—	$—	$15,047
Long-lived asset impairments	4,341	314	4,541	9,196
Contract commitments	1,729	—	3,197	4,926
Total other charges	$21,117	$314	$7,738	$29,169

Note 19: Stock Repurchase Program and Shares Withheld from Vested Restricted Shares

The Company maintains an active stock repurchasing program which was approved by the Company's Board of Directors in March 2008 (the "2008 program"). The 2008 program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company's common stock from time to time through negotiated or open market transactions (the "2011 Program"). On August 21, 2013, the Company announced an additional $50.0 million expansion of the 2011 Program.
The following table summarizes the stock repurchase activities and shares withheld from vested restricted shares during the periods indicated:

	Fiscal Year Ended
	January 26, 2014		January 27, 2013		January 29, 2012
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the 2011 program	1,034,491	$30,000	263,443	$7,500	2,252,099	$50,000
Shares withheld from vested restricted shares	—	—	9,696	269	27,427	665
Total treasury shares acquired	1,034,491	$30,000	273,139	$7,769	2,279,526	$50,665
The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.
Note 20: Recent Accounting Pronouncements
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

Note 21: Selected Quarterly Financial Data (Unaudited)
The following tables set forth the Company’s unaudited consolidated statements of operations data for each of the eight quarterly periods ended January 26, 2014, as well as that data expressed as a percentage of the Company’s net sales for the quarters presented. The sum of quarterly per share amounts may differ from year to date amounts due to rounding.
Selected Quarterly Financial Data (Unaudited)

	Fiscal Year 2014				Fiscal Year 2013
	Quarters Ended				Quarters Ended
(in thousands, except per share amounts)	April 28, 2013	July 28, 2013	October 27, 2013	January 26, 2014	April 29, 2012	July 29, 2012	October 28, 2012	January 27, 2013
Net sales	$162,407	$165,010	$141,026	$126,534	$116,642	$150,704	$160,878	$150,603
Cost of sales	65,120	64,302	57,615	57,682	61,305	76,179	64,085	62,646
Cost of sales - lower of cost or market write down	—	—	—	15,047	—	—	—	—
Gross profit	97,287	100,708	83,411	53,805	55,337	74,525	96,793	87,957
Operating costs and expenses:
Selling, general and administrative	34,794	33,315	30,849	26,421	44,818	31,220	35,646	37,386
Product development and engineering	34,559	33,125	31,948	37,805	24,083	32,613	33,354	29,959
Intangible amortization	7,856	7,211	7,349	6,586	4,878	7,977	8,212	8,177
Intangible asset impairments	—	2,600	—	29,938	700	—	—	—
Goodwill impairment	—	—	—	116,686	—	—	—	—
Restructuring charges	—	—	—	3,086	—	—	—	—
Total operating costs and expenses	77,209	76,251	70,146	220,522	74,479	71,810	77,212	75,522
Operating (loss) income	20,078	24,457	13,265	(166,717)	(19,142)	2,715	19,581	12,435
Interest expense	(4,060)	(10,584)	(1,818)	(1,712)	(1,843)	(4,194)	(4,172)	(4,154)
Interest income and other (expense) income, net	(807)	(198)	(259)	(126)	214	162	(1,071)	(282)
Income (loss) before taxes	15,211	13,675	11,188	(168,555)	(20,771)	(1,317)	14,338	7,999
Provision (benefit) for taxes	434	(5,437)	(1,265)	42,253	(22,980)	(11,339)	(2,252)	(5,119)
Net income (loss)	$14,777	$19,112	$12,453	$(210,808)	$2,209	$10,022	$16,590	$13,118
Earnings (loss) per share:
Basic	$0.22	$0.28	$0.18	$(3.12)	$0.03	$0.15	$0.25	$0.20
Diluted	$0.22	$0.28	$0.18	$(3.12)	$0.03	$0.15	$0.25	$0.19
Weighted average number of shares used in computing earnings per share:
Basic	66,956	67,614	67,792	67,523	65,282	65,587	65,996	66,371
Diluted	68,579	69,090	68,871	67,523	67,233	67,165	67,465	67,984

	Fiscal Year 2014				Fiscal Year 2013
	Quarters Ended				Quarters Ended
	April 28, 2013	July 28, 2013	October 27, 2013	January 26, 2014	April 29, 2012	July 29, 2012	October 28, 2012	January 27, 2013
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of sales	40%	39%	41%	46%	53%	50%	40%	42%
Cost of sales - lower of cost or market write down	—%	—%	—%	12%	—%	—%	—%	—%
Gross profit	60%	61%	59%	42%	47%	50%	60%	58%
Operating costs and expenses:
Selling, general and administrative	21%	20%	22%	21%	38%	21%	22%	25%
Product development and engineering	21%	20%	23%	30%	21%	22%	21%	20%
Intangible amortization	5%	4%	5%	5%	4%	5%	5%	5%
Intangible asset impairments	—%	2%	—%	24%	1%	—%	—%	—%
Goodwill impairment	—%	—%	—%	92%	—%	—%	—%	—%
Restructuring charges	—%	—%	—%	2%	—%	—%	—%	—%
Total operating costs and expenses	47%	46%	50%	174%	64%	48%	48%	50%
Operating (loss) income	13%	15%	9%	(132)%	(17)%	2%	12%	8%
Interest expense	(2)%	(6)%	(1)%	(1)%	(2)%	(3)%	(3)%	(3)%
Interest income and other (expense) income, net	—%	—%	—%	—%	—%	—%	(1)%	—%
Income (loss) before taxes	11%	9%	8%	(133)%	(19)%	(1)%	8%	5%
Provision (benefit) for taxes	—%	(3)%	(1)%	33%	(20)%	(8)%	(1)%	(3)%
Net income (loss)	11%	12%	9%	(166)%	1%	7%	9%	8%

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of January 26, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of such date.
Changes in Internal Controls

None
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that as of January 26, 2014 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of January 26, 2014. Ernst & Young LLP’s attestation report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Semtech Corporation

We have audited Semtech Corporation and subsidiaries’ internal control over financial reporting as of January 26, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). Semtech Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Semtech Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 26, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semtech Corporation and subsidiaries as of January 26, 2014 and January 27, 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 26, 2014 and the financial statement schedule listed in the Index at Item 15(a) of Semtech Corporation and subsidiaries and our report dated March 27, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 27, 2014

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer, Chief Financial Officer and Controller. Our Code of Conduct serves as our written code of ethics for those officers, and for persons performing similar functions. Our current Code of Conduct is incorporated in this Annual Report on Form 10-K for fiscal year 2014 as Exhibit 14. The Code of Conduct is also available at the Corporate Governance section of the Investors page on our website at www.semtech.com. Alternatively, you can request a copy of the Code of Conduct free of charge by sending a written request to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our Chief Executive Officer, Chief Financial Officer or Controller, we will within four business days of the event disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.
The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 26, 2014, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.
The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of stockholders, to be held on June 26, 2014, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

Item 11.	Executive Compensation
The information required under this item will appear under the captions “Director Compensation,” “Compensation Discussion and Analysis”, “Executive Compensation” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 26, 2014, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will appear under the captions “Beneficial Ownership of Securities,” “Securities Authorized for Issuance under Equity Compensation Plans” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 26, 2014, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will appear under the captions “Election of Directors (Proposal Number 1)” “Corporate Governance, Transactions with Related Parties” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 26, 2014, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services
The information required under this item will appear under the captions “Independent Accountant Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 26, 2014, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 26, 2014

Total of Accounts receivable and other sales allowances	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 29, 2012	$4,596,855	$(115,776)	$(887,500)	$3,593,579
Year ended January 27, 2013	$3,593,579	$1,323,491	$—	$4,917,070
Year ended January 26, 2014	$4,917,070	$(567,394)	$(525,000)	$3,824,676

(a)(3)
Exhibits. These exhibits are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.		Description	Location

3.1		Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2		Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.1	*	The Company’s Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.2	*	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.3	*	Form of Long Term Stock Incentive Plan Award Agreement for Options Awarded to Non-Employee Directors on December 5, 2002	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.4	*	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006

10.5	*	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.6	*	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.7	*	Form of Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.8	*	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.9	*	Adoption Agreement adopting The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan) as amended and restated effective January 1, 2005	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.10	*	Amended and Restated Plan Document for The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan), effective January 1, 2005	Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.11		Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.12		Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010

10.13	*	Semtech Corporation Bonus Plan, amended and restated effective January 29, 2007 (also known as the “Executive Bonus Plan”)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.14	*	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.15	*	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.16	*	Memo to Emeka Chukwu dated, April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.17	*	Form of Long-Term Stock Incentive Plan Option Award Certificate	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.18	*	Form of Long-Term Stock Incentive Plan Restricted Stock Award Certificate	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.19	*	Form of Long-Term Stock Incentive Plan Performance Unit Award Certificate	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.20	*	Form of Long-Term Stock Incentive Plan Option Award Certificate (Non-Employee Directors)	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.21	*	Form of Long-Term Stock Incentive Plan Non-Employee Director Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2007

10.22	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.23		Semtech Corporation Executive Stock Ownership Guidelines	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.24		Semtech Corporation Director Stock Ownership Guidelines	Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 1, 2008

10.25	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.26	*	Restricted Stock Unit Award Agreement Cycleo Acquisition	Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2012

10.27		Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.28		Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.29	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.30	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.31	*	Semtech Corporation Chief Executive Officer Bonus Plan, as amended on February 28, 2012	Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2012.

10.32	*	Semtech Corporation 2007 SMI Assumed Plan	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.33	*	Semtech Corporation 2000 SMI Assumed Plan	Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.34	*	Semtech Corporation 2009 Long-Term Equity Inducement Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2009

10.35	*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Performance-Based Vesting)	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.36	*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Time-Based Vesting)	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.37	*	Restricted Stock Award Agreement dated March 29, 2010 with respect to time-based restricted stock award to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2011

10.40	*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.41	*	Amended and Restated Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.42	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan for non-Swiss employees	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.43	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan for Swiss employees	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.44	*	Semtech Nonqualified Executive Compensation Plan Adoption Agreement and Plan Document, as amended and restated effective October 12, 2007	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011

10.46		Severance and Release Agreement, effective as of September 20, 2012, between Semtech Corporation and David Schie	Exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2012

10.47		Policy Regarding Director Compensation	Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2012

10.48	*	Semtech Corporation Chief Executive Officer Bonus Plan, effective January 28, 2013	Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2013

10.49
Credit Agreement dated May 2, 2013 entered into among Semtech Corporation, the subsidiary guarantors referred to therein, the lenders referred to therein and HSBC Bank USA, Nation Association, as administrative agent.
Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2013

10.50
Security Agreement dated May 2, 2013 entered into by Semtech Corporation and the subsidiary guarantors referred to therein, in favor of HSBC Bank USA National Association solely in its capacity as administrative agent under that certain Credit Agreement between the parties of the same date.
Exhibit 10.2 to our Current Report on Form 8-K filed on May 3, 2013

10.51	*	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013

10.52	*	Severance and Release Agreement effective as of January 7, 2014, between Semtech Corporation and Sameer Vuyyuru	Exhibit 10.1 to the Company's Current Report on Form 8-K file January 10, 2014

10.53		Semtech Corporation Chief Executive Officer Bonus Plan, effective January 27, 2014	Filed herewith

10.54		CEO Performance Restricted Stock Unit Award Certificate dated February 26, 2014	Exhibit 10.1 to the Company's Current Report on Form 8-K file February 28, 2014

10.55		Letter Agreement, dated as of February 27, 2014, by and between the Company and Mohan Maheswaran	Exhibit 10.2 to the Company's Current Report on Form 8-K file February 28, 2014

14		Semtech Corporation Code of Conduct	Exhibit 14.1 to the Company’s Current Report on Form 8-K filed June 25, 2010

21.1		Subsidiaries of the Company	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

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

Semtech Corporation

Date: March 27, 2014	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2014	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: March 27, 2014	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 27, 2014	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 27, 2014	/s/ Glen M. Antle
Glen M. Antle
Director

Date: March 27, 2014	/s/ W. Dean Baker
W. Dean Baker
Director

Date: March 27, 2014	/s/ James P. Burra
James P. Burra
Director

Date: March 27, 2014	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 27, 2014	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 27, 2014	/s/ John L. Piotrowski
John L. Piotrowski
Director

Date: March 27, 2014	/s/ Carmelo J. Santoro
Carmelo J. Santoro
Director

Date: March 27, 2014	/s/ Sylvia Summers
Sylvia Summers
Director