Form 10-Q
period 2014-04-27
SEMTECH CORP
filed 2014-06-06
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at May 30, 2014: 67,278,932

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED April 27, 2014

Unless the context otherwise requires, the use of the terms “Semtech,” “the Company,” “we,” “us” and “our” in this quarterly Report on Form 10-Q refers to Semtech Corporation and its consolidated subsidiaries.

Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “estimate,” “should,” “will,” “designed to,” “projections,” or “business outlook,” or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the continuation and/or pace of key trends considered to be main contributors to the Company's growth, such as demand for increased network bandwidth, demand for increasing energy efficiency in the Company's products or end use applications of the products, and demand for increasing miniaturization of electronic components; shifts in demand among target customers, and other comparable changes or protracted weakness in projected or anticipated end-user markets; competitive changes in the marketplace, including, but not limited to the pace of growth or adoption rates of applicable products or technologies; shifts in focus among target customers, and other comparable changes in projected or anticipated end-user markets; adequate supply of components and materials from our suppliers, and of our products from our third-party manufacturers, to include disruptions due to natural causes or disasters, or related extraordinary weather events; the Company's ability to forecast and achieve anticipated revenues and earnings estimates in light of periodic economic uncertainty, to include impacts arising from European and global economic dynamics; the Company's ability to manage expenses to achieve anticipated amounts; and the amount and timing of expenditures for capital equipment deemed necessary or advisable by the Company. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014, in other filings with the Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.

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

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	April 27, 2014	April 28, 2013
Net sales	$132,859	$162,407
Cost of sales	54,775	65,120
Gross profit	78,084	97,287
Operating costs and expenses:
Selling, general and administrative	31,696	34,794
Product development and engineering	27,813	34,559
Intangible amortization and impairments	6,425	7,856
Restructuring charge	1,001	—
Total operating costs and expenses	66,935	77,209
Operating income	11,149	20,078
Interest and amortization of debt discount and expense	(1,387)	(4,060)
Non-operating expense, net	(278)	(807)
Income before taxes	9,484	15,211
Provision for taxes	1,617	434
Net income	$7,867	$14,777
Earnings per share:
Basic	$0.12	$0.22
Diluted	$0.12	$0.22
Weighted average number of shares used in computing earnings per share:
Basic	67,300	66,956
Diluted	67,970	68,579
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	April 27, 2014	April 28, 2013
Net income	$7,867	$14,777
Other comprehensive loss, before tax:
Available for sales investments:
Change in unrealized holding income (loss) on available-for-sale investments	1	(1)
Interest rate hedge:
Change in unrealized loss on interest rate cap	(110)	(232)
Reclassification to Net income	33	—
Other comprehensive loss, before tax	(76)	(233)
Benefit for taxes related to items of other comprehensive loss	28	85
Other comprehensive loss, net of tax	(48)	(148)
Total comprehensive income, net of tax	$7,819	$14,629
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	April 27, 2014	January 26, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$241,154	$243,194
Accounts receivable, less allowances of $3,956 at April 27, 2014 and $3,825 at January 26, 2014	61,722	66,333
Inventories	55,296	60,267
Deferred tax assets	2,956	2,946
Prepaid taxes	2,529	4,993
Other current assets	16,484	15,863
Total current assets	380,141	393,596
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $127,066 at April 27, 2014 and $112,610 at January 26, 2014	111,221	110,121
Long-term investments	3,176	3,674
Deferred tax assets	365	348
Goodwill	276,898	276,898
Other intangible assets, net	134,205	140,944
Other assets	29,250	23,359
TOTAL ASSETS	$935,256	$948,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,716	$40,016
Accrued liabilities	33,636	44,148
Deferred revenue	5,694	7,267
Current portion - long-term debt	18,534	18,529
Deferred tax liabilities	930	930
Total current liabilities	97,510	110,890
Non-current liabilities:
Deferred tax liabilities	3,626	3,626
Long term debt, less current portion	268,658	273,293
Other long-term liabilities	26,952	25,288
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 67,225,178 outstanding on April 27, 2014 and 78,136,144 issued and 67,283,221 outstanding on January 26, 2014	785	785
Treasury stock, at cost, 10,910,966 shares as of April 27, 2014 and 10,852,923 shares as of January 26, 2014	(205,524)	(201,152)
Additional paid-in capital	361,341	362,121
Retained earnings	381,703	373,836
Accumulated other comprehensive income	205	253
Total stockholders’ equity	538,510	535,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$935,256	$948,940
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 27, 2014	April 28, 2013
Cash flows from operating activities:
Net income	$7,867	$14,777
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	12,004	13,346
Effect of acquisition fair value adjustments	—	2,476
Accretion of deferred financing costs and debt discount	250	760
Deferred income taxes	1	98
Stock-based compensation	6,847	8,626
Loss (gain) on disposition of property, plant and equipment	2	(1)
Changes in assets and liabilities:
Accounts receivable, net	4,611	(11,054)
Inventories	4,962	(4,016)
Prepaid expenses and other assets	(1,235)	(1,184)
Accounts payable	(1,352)	2,308
Accrued liabilities	(10,557)	(11,287)
Deferred revenue	(1,573)	1,251
Income taxes payable and prepaid taxes	154	(1,342)
Other liabilities	788	2,392
Net cash provided by operating activities	22,769	17,150
Cash flows from investing activities:
Purchases of available-for-sale investments	—	(1,050)
Proceeds from sales and maturities of available-for-sale investments	500	7,998
Proceeds from sales of property, plant and equipment	—	8
Purchase of property, plant and equipment	(6,379)	(10,750)
Purchase of intangible assets	—	(2,847)
Purchase of cost method investment	(3,043)	—
Net cash used in investing activities	(8,922)	(6,641)
Cash flows from financing activities:
Payment for employee stock-based compensation payroll taxes	(2,985)	(4,619)
Proceeds from exercises of stock options	1,785	6,971
Repurchase of outstanding common stock	(10,000)	—
Payment of long term debt	(4,687)	(5,625)
Net cash used in financing activities	(15,887)	(3,273)
Net (decrease) increase in cash and cash equivalents	(2,040)	7,236
Cash and cash equivalents at beginning of period	243,194	223,192
Cash and cash equivalents at end of period	$241,154	$230,428
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation

Semtech Corporation (together with its consolidated subsidiaries, the “Company” or “Semtech”) is a global supplier of high performance analog and mixed-signal semiconductor products. The end-customers for the Company’s products are primarily original equipment manufacturers (“OEMs”) that produce and sell electronics.

The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the enterprise computing, communications, high-end consumer and industrial end-markets.

Enterprise Computing: datacenters, passive optical networks, storage networks, optical receiver and transceiver, desktops, notebooks, servers, graphic boards, monitors, printers and other computer peripherals.

Communications: base stations, backplane, optical networks, carrier networks, switches and routers, servers, cable modems, signal conditioners, wireless local area network (“LAN”) and other communication infrastructure equipment.

High-End Consumer: Smartphones and other handheld products, set-top boxes, digital televisions, tablets, wearable devices, digital video recorders and other consumer equipment.

Industrial: broadcast studio equipment, automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The first quarter of fiscal years 2015 and 2014 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited consolidated condensed financial statements of Semtech have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, and the Company believes that the included disclosures are adequate to make the information presented not misleading.
These interim unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 26, 2014. The results reported in these interim unaudited consolidated condensed financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.

Segment Information
The Company operates and accounts for its results in one reportable segment. The Company identified three operating segments which aggregate into one reportable segment. The Company designs, develops, manufactures and markets high-performance analog and mixed signal integrated circuits. The Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker (“CODM”) as defined by guidance regarding segment disclosures. The Company has evaluated its operating segments, subsequent to its recent reorganization (discussed in Note 8), and concluded that it continues to operate and account for its results in one reportable segment.
Use of Estimates
The preparation of financial statements in conformity with accounting principles GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2: Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
(in thousands, except per share amounts)	April 27, 2014	April 28, 2013
Net income	$7,867	$14,777

Weighted average common shares outstanding - basic	67,300	66,956
Dilutive effect of employee equity incentive plans	670	1,623
Weighted average common shares outstanding - diluted	67,970	68,579

Basic earnings per common share	$0.12	$0.22
Diluted earnings per common share	$0.12	$0.22

Anti-dilutive shares not included in the above calculations	1,662	318
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.
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
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in the first quarter of fiscal year 2015 or fiscal year 2014.

Note 4: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table shows total pre-tax, stock-based compensation expense included in the unaudited consolidated condensed statements of income for the three months ended April 27, 2014 and April 28, 2013.

	Three Months Ended
(in thousands)	April 27, 2014	April 28, 2013
Cost of sales	$363	$328
Selling, general and administrative	4,065	4,882
Product development and engineering	2,419	3,416
Stock-based compensation, pre-tax	$6,847	$8,626
Net change in stock-based compensation capitalized into inventory	$(9)	$77
Share-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock-based compensation. As of April 27, 2014, the Company has granted stock options, restricted stock and restricted stock units under the plans and has also issued some stock-based compensation outside of the plans, including stock options, restricted stock and restricted stock units issued as inducements to join the Company.
Grant Date Fair Values and Underlying Assumptions; Contractual Terms
The Company uses the Black-Scholes pricing model to value stock options. The estimated fair value of restricted stock units, whose vesting is not linked to a market condition, is calculated based on the market price of the Company’s common stock on the date of grant. For restricted stock units that vest according to a market condition, the Company uses a Monte Carlo simulation model to value the award.
Some of the restricted stock units awarded in the first quarter of fiscal year 2015 and prior years are classified as liabilities rather than equity. For awards classified as equity, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s or director’s requisite service period. For awards classified as liabilities, stock-based compensation cost is measured at fair value at the end of each reporting date until the date of settlement, and is recognized as an expense over the employee’s or director’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in the three months ended April 27, 2014 and April 28, 2013:

Three Months Ended
	April 27, 2014	April 28, 2013
Expected lives, in years	3.0 - 4.4	4.2 - 4.7
Estimated volatility	33% - 34%	34% - 35%
Dividend yield	—	—
Risk-free interest rate	1.26% - 1.31%	0.65% - 0.69%
Weighted average fair value on grant date	$7.22	$9.04

Stock Option Awards. The Company has historically granted stock options to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years).

A summary of the activity for stock option awards during the first three months of fiscal year 2015 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (in years)
Balance at January 26, 2014	1,935	$21.33	$7,722	$4,354	1,275
Options granted	201	24.74
Options exercised	(103)	17.31	768
Options cancelled/forfeited	(26)	26.61
Balance at April 27, 2014	2,007	$21.81	$8,266	$4,971	1,322
Exercisable at April 27, 2014	1,322	$18.86	$8,094			2.3
Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. There is no outstanding and unvested restricted stock as of April 27, 2014.
Performance Units.
The Company grants performance-based vesting restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined cumulative three-year performance of the Company’s revenue and operating income measured against internal goals. The performance award which is granted in any fiscal year will be tied to the Company’s performance of that fiscal year and the succeeding two fiscal years.  The performance award recipients must be employed for the entire three-year period, which is the requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 522,532 shares and an additional 522,532 shares would be settled in cash. The Company would have a liability accrued in the consolidated condensed balance sheets equal to the value of 522,532 shares on the settlement date, which would be settled in cash. Only cash performance unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At April 27, 2014, the performance metrics associated with the outstanding awards issued in fiscal years 2015, 2014 and 2013 are expected to be met at a level which would result in a grant at 100%, 87%, and 0% of target, respectively.
The following table summarizes the activity for performance units for the first three months of fiscal year 2015:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per unit amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per unit)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 26, 2014	376	192	184	$1,305	$28.50	$3,893	1.3
Performance units granted	256	128	128		24.74
Performance units vested	(93)	(52)	(41)		23.36
Performance units cancelled/forfeited	(17)	(9)	(8)		25.51
Change in liability				(560)
Balance at April 27, 2014	522	259	263	$745	$27.57	$8,706	2.1

The liability associated with performance units has been reduced by $0.6 million in the first three months of fiscal year 2015 due to vesting in the first quarter of fiscal year 2014, forfeitures, re-measurement adjustments and change in the expected performance results.

Market Performance Units. On February 26, 2014, the Company granted its CEO restricted stock units with a market performance condition. The award is eligible to vest during the period commencing February 26, 2014 and ending February 26, 2019 (the “Performance Period”) as follows: 30% of the restricted stock units covered by the award will vest if, during any consecutive 120 calendar day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $35.00 (“Tranche 1”) and the award will vest in full if, during any consecutive 120 calendar day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $40.00 (“Tranche 2”). The award will also vest if a majority change in control of the Company occurs during the Performance Period and, in connection with such event, the Company’s stockholders become entitled to receive per-share consideration having a value equal to or greater than $40.00.
The following tables summarize the assumptions used in the Monte Carlo simulation model to determine the fair value of restricted stock units granted in the three months ended April 27, 2014 for both Tranche 1 and Tranche 2. The Company did not grant any restricted stock units that vest according to a market performance condition in the three months ended April 28, 2013.
Tranche 1:

Three Months Ended
April 27, 2014
Expected lives, in years	1.6
Estimated volatility	34%
Dividend yield	—
Risk-free interest rate	1.50%
Fair value on grant date	$17.26
Tranche 2:

Three Months Ended
April 27, 2014
Expected lives, in years	2.1
Estimated volatility	34%
Dividend yield	—
Risk-free interest rate	1.50%
Fair value on grant date	$14.88
The following table summarizes the activity for market performance units for the first three months of fiscal year 2015:

		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per unit amounts)	Total Units	Fair Value (per unit)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 26, 2014	—	$—	$—	0.0
Market performance units granted	220	15.59
Market performance units vested	—	—
Market performance units cancelled/forfeited	—	—
Balance at April 27, 2014	220	$15.59	$3,074	1.7

Restricted Stock Units, Employees. The Company issues restricted stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years).

The following table summarizes the restricted stock unit award activity for the first three months of fiscal year 2015:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 26, 2014	2,195	$27.18		$49,563	2.5
Restricted stock units granted	256	24.74
Restricted stock units vested	(253)	27.25	$6,444
Restricted stock units forfeited	(125)	26.21
Balance at April 27, 2014	2,073	$26.93		$48,052	2.5

(1)	Reflects the value of Semtech stock on the date that the restricted stock unit vested.
Restricted Stock Units, Non-Employee Directors. The Company grants restricted stock unit awards to non-employee directors. These restricted stock units are accounted for as liabilities and accrued in the consolidated condensed balance sheets because they are cash settled. These awards are vested after 1 year of service. However, because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the activity for stock unit awards for the first three months of fiscal year 2015:

(in thousands, except for per unit amounts)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 26, 2014	18	$3,981	$35.17	$177	0.4
Restricted stock units granted	—		—
Restricted stock units vested	—		—
Restricted stock units forfeited	—		—
Change in liability		285
Balance at April 27, 2014	18	$4,266	$35.17	$77	0.2
As of April 27, 2014, the total number of vested but unsettled restricted stock units for non-employee directors is 161,182 units which are included in the recorded liability.

Note 5: Investments
Investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and United States (“U.S.”) government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, and bank time deposits with original maturity dates in excess of three months. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have original maturities in excess of twelve months. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Non-operating expense, net” on the unaudited consolidated condensed statements of income.
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
As of April 27, 2014, all of the Company’s long-term investments mature on various dates through fiscal year 2016.
The following table summarizes the Company’s available for sale investments:

	April 27, 2014			January 26, 2014
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Agency securities	$3,176	$3,174	$2	$3,674	$3,673	$1
Total investments	$3,176	$3,174	$2	$3,674	$3,673	$1
Agency securities are specific securities that are issued by U.S. government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s available for sale investments:

	April 27, 2014		January 26, 2014
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$—	$—	$—	$—
After 1 year through 5 years	3,176	3,174	3,674	3,673
Total investments	$3,176	$3,174	$3,674	$3,673
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available for sale investments and are included in “Accumulated other comprehensive income” on the consolidated condensed balance sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Three Months Ended
(in thousands)	April 27, 2014	April 28, 2013
Unrealized gain (loss), net of tax	$1	$(1)
Increase to deferred tax liability	1	—
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three Months Ended
(in thousands)	April 27, 2014	April 28, 2013
Interest income	$8	$100

The Company has investments in two privately held companies. The Company accounts for these equity investments under the cost method of accounting since it does not have the ability to exercise significant influence over the investees. These equity investment interests are included in “Other assets” on the consolidated balance sheet as of April 27, 2014.

(in thousands)	Equity Investment
Balance as of January 26, 2014	$5,000
Additions	3,043
Balance as of April 27, 2014	$8,043

Note 6: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of April 27, 2014				Fair Value as of January 26, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Agency securities	$3,176	$—	$3,176	$—	$3,674	$—	$3,674	$—
Total available-for-sale securities	3,176	—	3,176	—	3,674	—	3,674	—
Interest rate cap	206	—	206	—	316	—	316	—
Total financial assets	$3,382	$—	$3,382	$—	$3,990	$—	$3,990	$—
Available for sale securities included in Level 2 are valued utilizing inputs obtained from an independent service (the “Service”), which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service gathers observable inputs for all of our fixed income securities from a variety of industry data providers, for example, large custodial institutions and other third-party sources. Once the observable inputs are gathered by the Service, all data points are considered and an average price is determined. The Service’s providers utilize a variety of inputs to determine their quoted prices. The Company reviews and evaluates the values provided by the Service and agrees with the valuation methods and assumptions used in determining the fair value of investments. The Company believes this method provides a reasonable estimate for fair value.
The fair value of the interest rate cap at April 27, 2014 is estimated as described in Note 10 and is included in “Other assets” on the consolidated condensed balance sheets.
Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s consolidated condensed balance sheets as follows:

	Fair Value as of April 27, 2014				Fair Value as of January 26, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term investments	$3,176	$—	$3,176	$—	$3,674	$—	$3,674	$—
Other assets	206	—	206	—	316	—	316	—
Total financial assets	$3,382	$—	$3,382	$—	$3,990	$—	$3,990	$—
During the three months ended April 27, 2014, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of April 27, 2014 and January 26, 2014, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
Instruments Not Recorded at Fair Value on a Recurring Basis
Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include cash and cash equivalents, receivables, net, certain other assets, accounts payable and accrued expenses, accrued personnel costs, and other current liabilities.

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined herein) is $109.6 million and $114.3 million and Revolving Commitments (as defined herein) is $177.6 million and $177.5 million at April 27, 2014 and January 26, 2014, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity security to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its cost method investment during the first three months of fiscal year 2015.
Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	April 27, 2014	January 26, 2014
Raw materials	$2,746	$1,971
Work in progress	35,704	45,508
Finished goods	16,846	12,788
Inventories	$55,296	$60,267

During the first quarter of fiscal year 2015 and fourth quarter of fiscal year 2014, the Company reduced the cost basis of inventories by $1.1 million and $15.0 million, respectively, as a result of its strategic decision made in the fourth quarter of fiscal year 2014 to reduce investments in the long-haul optical market.

Note 8: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill were as follows:

(in thousands)	Signal Integrity	Signal, Integrity and Timing	Wireless and Sensing	Wireless, Sensing and Timing	Total
Balance as of January 26, 2014	$—	$261,891	$15,007	$—	$276,898
Transfers	261,891	(261,891)	(15,007)	15,007	—
Balance as of April 27, 2014	$261,891	$—	$—	$15,007	$276,898

On January 27, 2014, the Timing product line was integrated with the Wireless and Sensing reporting unit to form the Wireless, Sensing and Timing reporting unit. Simultaneously, the Signal, Integrity and Timing reporting unit was reorganized into the Signal Integrity reporting unit. No portion of the goodwill associated with the previous Signal, Integrity and Timing reporting unit, which originated with the March 2012 acquisition of Gennum Corporation, was allocated to the Timing product line as it was never integrated into the Signal, Integrity and Timing reporting unit. In reaching this conclusion, the Company considered the events leading up to the multiple reorganizations and the short time span between the December 2013 and January 27, 2014 reorganizations.
Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.
Goodwill is allocated to two reporting units (Signal Integrity and Wireless, Sensing and Timing). The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company will consider before reaching its conclusion about whether to perform the first step of the goodwill impairment test.
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
The fair value of goodwill is tested for impairment on a non-recurring basis in the accompanying unaudited consolidated condensed financial statements using Level 3 inputs. The Company concluded that there were no indicators of impairment as of April 27, 2014.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		April 27, 2014			January 26, 2014
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$146,925	$(40,587)	$106,338	$146,925	$(35,357)	$111,568
Customer relationships	7-10 years	28,630	(8,542)	20,088	28,630	(7,505)	21,125
Technology licenses (1)	5-10 years	3,842	(674)	3,168	3,842	(367)	3,475
Other intangibles assets	1-5 years	6,600	(5,989)	611	6,600	(5,824)	776
Total finite-lived intangible assets		$185,997	$(55,792)	$130,205	$185,997	$(49,053)	$136,944

(1)
Technology licenses relate to licensing agreements entered into by the Company that are used in research and development activities and have alternative future uses. Amortization expense related to technology licenses is reported as “Product development and engineering” in the unaudited consolidated condensed statements of income.

The Company's finite-lived intangible assets resulting from purchases, additions from acquisitions, and transfers from In-process Research and Development (“IPR&D”) was $186.0 million as of April 27, 2014 and January 26, 2014.
For the three months ended April 27, 2014 and April 28, 2013, amortization expense related to acquired finite-lived intangible assets was $6.4 million and $7.9 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as “Intangible amortization and impairments” in the unaudited consolidated condensed statements of income.
The estimated annual amount of future amortization expense for all finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer Relationships	Technology Licenses	Other Intangibles	Total
Remainder of fiscal year 2015	$15,689	$3,112	$919	$468	$20,188
Fiscal year 2016	20,919	4,149	1,226	143	26,437
Fiscal year 2017	20,919	4,149	1,023	—	26,091
Fiscal year 2018	20,919	4,130	—	—	25,049
Fiscal year 2019	17,507	4,000	—	—	21,507
Thereafter	10,385	548	—	—	10,933
Total expected amortization expense	$106,338	$20,088	$3,168	$611	$130,205

The Company’s indefinite-lived intangible assets from additions to IPR&D, acquisitions, impairments, and transfers to core technologies was $4.0 million as of April 27, 2014 and January 26, 2014.
The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate.
The fair value of indefinite-lived intangible assets is tested for impairment on a non-recurring basis in the accompanying unaudited consolidated condensed financial statements using Level 3 inputs. The Company concluded that there were no indicators of impairment as of April 27, 2014.

Note 9: Credit Facilities
On March 20, 2012, the Semtech Corporation entered into a credit agreement with certain lenders (the “Prior Lenders”) and Jefferies Finance LLC, as administrative and collateral agent (the “Prior Credit Agreement”). Pursuant to the Prior Credit Agreement, the Prior Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $350.0 million (the “Prior Credit Facilities”), consisting of term A loans in an aggregate principal amount of $100.0 million (the “Term A Loans”) and term B loans in an aggregate principal amount of $250.0 million (the “Term B Loans”). The initial carrying amounts totaled $99.5 million (net of original issue discount of $0.5 million) for the Term A Loans and $247.5 million (net of original issue discount of $2.5 million) for the Term B Loans.
On May 2, 2013 (the “Closing Date”), the Semtech Corporation, with each of its domestic subsidiaries as guarantors (the “Guarantors”), entered into a new Credit Agreement (the “New Credit Agreement”) with the lenders referred to therein (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. In accordance with the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “New Facilities”), consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving line of credit commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). The Revolving Commitments can be used as follows: up to $40.0 million for letters of credit, up to $25.0 million for swing line loans (as defined below), and up to $40.0 million for revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Swing line loans are Base Rate (as defined below) loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of April 27, 2014, there were no amounts outstanding under the letters of credit, swing line loans, and Alternative Currencies.
At the Closing Date, $326.6 million of borrowings were outstanding under the New Facilities consisting of $149.3 million of Term Loans and $177.3 million of Revolving Commitments, net of $1.4 million of debt discounts resulting from amounts paid to the Lenders. As a result of debt refinancing and changes in some of the Lenders, $0.8 million of debt discounts were expensed in the second quarter of fiscal year 2014 and $0.6 million was capitalized as of May 2, 2013 and is being amortized using the effective interest method over the five year terms of the New Credit Agreement. The expense is included in “Interest and amortization of debt discount and expense” in the unaudited consolidated condensed statements of income. The proceeds from the New Credit Facilities were used to repay in full the outstanding obligations of $327.5 million under the Prior Credit Facilities, which was terminated. The portion of the transaction associated with Prior Lenders was accounted for as a debt modification.
Deferred financing costs incurred in the second quarter of fiscal year 2014, in connection with the New Facilities, were approximately $2.2 million, of which $1.0 million was expensed, inclusive of certain legal costs directly related to the refinancing. Of this amount $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the New Facilities. The expense is included in “Interest and amortization of debt discount and expense” in the unaudited consolidated condensed statements of income for the three months ended April 27, 2014.
As a result of the debt refinancing, the Company recorded a $7.1 million loss on debt modification of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities in the fiscal year ended January 26, 2014. The remaining $1.7 million of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities is being amortized over the five year terms of the New Facilities. The expense is included in “Interest and amortization of debt discount and expense” in the unaudited consolidated condensed statements of income for the three months ended April 27, 2014.
The New Credit Agreement provides that, subject to certain conditions, Semtech Corporation may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or increases to the Revolving Commitments in an aggregate principal amount not to exceed $100.0 million, the proceeds of which may be used for working capital and general corporate purposes; however the Lenders are not required to provide such increase upon our request.
Interest on loans made under the New Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate (as published by The Wall Street Journal), (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Alternative Currencies, other than Canadian Dollars, accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by Administrative Agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a Base Rate loan and swing line loan and quarterly for a Euro dollar rate loan. Interest is payable on the revolving line of credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional Term Loans, respectively. As of April 27, 2014, the interest rates payable on both the Term Loans and the Revolving Commitments was 1.90%.
Quarterly principal payments for Term Loans are due beginning on the last day of the Company’s fiscal quarter-end months, beginning on October 27, 2013 and ending on April 30, 2018. The principal payments related to the Term Loans are due as follows: $14.1 million remaining in fiscal year 2015; $18.8 million in fiscal year 2016; $18.8 million in fiscal year 2017; $24.4 million in fiscal year 2018. The final remaining principal payment is due on the maturity date of May 1, 2018.
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $178.0 million at April 27, 2014 and is due on or before May 1, 2018. The Company may, upon notice to the administrative agent, at any time or from time to time voluntarily prepay the Term Loans or Revolving Commitments in whole or in part without premium or penalty. On June 3, 2013, the Company made an early prepayment of $26.0 million against the Term Loans.
All obligations of Semtech under the New Facilities are unconditionally guaranteed by each of the Guarantors and are secured by a first priority security interest in substantially all of the assets of Semtech and the Guarantors, subject to certain customary exceptions.
Semtech Corporation and the Guarantors are subject to customary covenants under the New Facilities, including the maintenance of a minimum interest ratio of 3.50:1.00 as of April 27, 2014 and a maximum total consolidated leverage ratio of 3.00:1.00 as of April 27, 2014. The Company was in compliance with such financial covenants as of April 27, 2014.

The New Facilities also contain customary provisions pertaining to events of default. If any event of default occurs, the principal, interest, and any other monetary obligations on all the then outstanding amounts can become due and payable immediately.

Note 10: Interest Rate Derivative Agreement
In June 2012, in connection with the Prior Credit Agreement, the Company entered into an interest rate cap agreement (“Cap Agreement”) with a $175.0 million notional amount and an upfront payment of $1.1 million. The Cap Agreement matures on February 22, 2016 and caps interest rates on one-month LIBOR at 1.00%.
The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million (see Note 9), permits the Company to elect LIBOR or Base Rate loans. Since the Company intends to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company. No ineffectiveness was recorded during the three months ended April 27, 2014.
The Cap Agreement is recorded at estimated fair value at the end of each reporting period. The fair value of the Cap Agreement at April 27, 2014 was determined using level 2 inputs, including observable market-based inputs such as interest rate curves and implied volatilities for similar instruments with similar contractual terms.
The Company has determined that the Cap Agreement is highly effective in offsetting future variable interest payments associated with the hedged portion of the Company’s New Credit Agreement. Gains or losses associated with the value of the Cap Agreement are initially reported in other comprehensive income or loss and amortized as an increase to interest expense through the maturity of the Cap Agreement. The amount of unrealized losses on the Cap Agreement recorded in other comprehensive loss at April 27, 2014 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $324,000.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

(in thousands)	April 27, 2014
Balance as of January 26, 2014	14,414
Reductions for settlements with tax authorities	(3,275)
Balance as of April 27, 2014	11,139
In the first quarter of fiscal year 2015, the Company released $3.3 million of previously recorded reserves for uncertain tax positions related to its 2009 tax year as a result of a settlement with the Internal Revenue Service. The release of these reserves did not impact to the Company’s effective tax rate during the first quarter of fiscal year 2015 because the release of the reserves resulted in a deferred tax asset and a corresponding increase in the Company’s valuation allowance.
Included in the balance of unrecognized tax benefits at April 27, 2014 and January 26, 2014, is $9.1 million and $12.3 million of net tax benefit (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate. The liability for uncertain tax positions is reflected on the consolidated condensed balance sheets as follows:

(in thousands)	April 27, 2014	January 26, 2014
Deferred tax assets - non-current	$8,822	$12,095
Other long-term liabilities	252	252
Total accrued taxes	$9,074	$12,347

The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the unaudited consolidated condensed statements of income. The Company had approximately $293,000 of net interest and penalties accrued at April 27, 2014 and January 26, 2014.
Tax years prior to 2010 (the Company’s fiscal year 2011) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal year 2011 and fiscal year 2013. The Company is also currently under audit by the Canadian Revenue Agency for fiscal years 2010, 2011 and the year ended March 19, 2012. For state returns, the Company is generally not subject to income tax examinations for years prior to 2008 (the Company’s fiscal year 2009). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2013. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

Note 12: Commitments and Contingencies
From time to time in the ordinary course of its business, the Company is involved in various claims, litigation, and other legal actions that are normal to the nature of its business, including with respect to IP, contract, product liability, employment, and environmental matters.
In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.
Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on the Company’s earnings in any given reporting period. However, in the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial statements, as a whole. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.
Environmental Matters
In 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company joined with other potentially responsible parties and entered into a Consent Order with the State that required the group to perform a soils investigation at the site and submit a remediation plan. The State has approved the remediation plan, which addressed the group’s obligations under the Consent Order. Although the Consent Order does not require the group to remediate the site and the State has indicated it intends to look to other parties for remediation, the State has not yet issued “no further action” letters to the group members and has not been able to obtain reimbursement from the former site owner. To date, the Company’s share of the group’s expenses has not been material and has been expensed as incurred.
The Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately forty years. The Company vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Groundwater monitoring results to date over a number of years suggest that a measurable amount of groundwater contaminants of concern are believed to come from, or be contributed by, in full or in material part, adjacent facilities, never owned or occupied by the Company, and/or to come from environmental clean up operations separately conducted in the adjacent facilities. Responsibility for soil contamination remains under investigation. The location of key soil contamination (and some related site groundwater impact associated with the soil contamination) is concentrated in and found to emanate from an area of an underground storage tank that the Company believes to have been installed and primarily used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no claims pending with respect to environmental matters at the Newbury Park site. The applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. In October 2013, an order was issued including a scope of proposed additional site work, monitoring, and proposed remediation activities. The Company has filed an appeal of the October 2013 order seeking reconsideration of the removal of two other potentially responsible parties, and seeking clarification of certain other factual findings by the regulatory agency. Other parties have filed their own responses to the October 2013 order. The parties are expected to work cooperatively in responding to and determining the appropriate scope and extent of additional site investigative and categorization work, as well as in relation to any ultimate proposed clean up and abatement work. The Company has retained the services of an environmental firm which has engaged with the regulatory agency and has begun activities to comply with the order.

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the Company’s preliminary assessment following a November 2012 draft cleanup and abatement order, which has been reviewed under the October 2013 order pending the current appeal by the Company and other impacted parties, the Company has determined a likely range of probable loss between $2.5 million and $5.7 million. Given the yet unresolved status of the clean up and abatement order and uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company recorded the minimum amount of $2.5 million in the third quarter of fiscal year 2013, and such reserve remains on the Company’s books under “Other long-term liabilities” on the unaudited consolidated condensed balance sheets. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
Earnout Liability
Additionally, pursuant to the earn-out arrangement with Cycleo stockholders, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo over a period of 4 years beginning on April 30, 2012. For certain of the Cycleo stockholders, payment of the earn-out liability is contingent upon employment at the end of the 4-year period and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment was included in the purchase price allocation at March 7, 2012. The Company has recorded a cumulative liability of $1.0 million and $0.9 million as of April 27, 2014 and January 26, 2014, respectively.

Note 13: Geographic Information and Concentration of Risk
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
Net sales activity by geographic region is as follows:

	Three Months Ended
	April 27, 2014	April 28, 2013
Asia-Pacific	74%	73%
North America	14%	16%
Europe	12%	11%
	100%	100%
The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales:

	Three Months Ended
(percentage of total sales)	April 27, 2014	April 28, 2013
China (including Hong Kong)	34%	34%
United States	13%	15%
South Korea	11%	13%
Japan	10%	10%

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	April 27, 2014	April 28, 2013
Domestic	$(5,137)	$(6,414)
Foreign	14,621	21,625
Total	$9,484	$15,211
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
Each of the following significant customers accounted for at least 10% of net sales for at least one of the periods indicated:

	Three Months Ended
(percentage of net sales)	April 27, 2014	April 28, 2013
Samsung Electronics (and affiliates)	14%	14%
Huawei Technologies (and affiliates)	4%	10%
The following table shows the list of customers that have an outstanding receivable balance that represents at least 10% of total net receivables for at least one of the periods indicated:

	Balance as of
(percentage of net accounts receivable)	April 27, 2014	January 26, 2014
Samsung Electronics (and affiliates)	16%	13%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For the first quarter of fiscal years 2015 and 2014, respectively, approximately 54% and 40% of the Company's silicon in terms of cost of wafers was supplied by a third-party foundry in China, and this percentage could be higher in future periods.
In the first quarter of fiscal year 2015, authorized distributors accounted for approximately 53% of the Company's net sales compared to 43% in the fourth quarter of fiscal year 2014. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the first quarter of fiscal year 2015, the Company's two largest distributors were based in Asia.

Note 14: Stock Repurchase Program
The Company maintains an active stock repurchasing program which was approved by the Company's Board of Directors (the “Program”). The Program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company's common stock from time to time through negotiated or open market transactions, and in August 2013 the Company announced an additional $50.0 million expansion of the Program, for a total authorized Program of $100.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. As of April 27, 2014, the Company had repurchased $47.5 million shares of common stock under the Program.
In addition to repurchase activity under the 2011 Program, the Company typically withholds shares from vested restricted stock to pay employee payroll and income tax withholding liabilities.

In the first three months of fiscal year 2015, we repurchased 384,884 shares for $10.0 million. There were no shares repurchased in the first three months of fiscal year 2014.
The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 15: Restructuring

In the fourth quarter of fiscal year 2014, the Company made a strategic decision to reduce its investment in the long-haul optical market, realign its product groupings and align spending to current demand levels. As a result of these actions, the Company recorded restructuring charges of $1.0 million and $3.1 million in the three month periods ended April 27, 2014 and January 26, 2014, respectively. The following Restructuring related liabilities are included in “Accrued liabilities” on the consolidated condensed balance sheet as of April 27, 2014:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 26, 2014	1,387	1,245	2,632
Charges	378	623	1,001
Cash payments	(1,568)	(1,235)	(2,803)
Balance at April 27, 2014	$197	$633	$830

Restructuring charges are presented in “Restructuring charge” in the unaudited consolidated condensed statements of income. The Company does not expect to incur additional costs related to this restructuring event.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated condensed financial statements and the notes to the unaudited consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).
Overview
We design, develop, manufacture and market high-performance analog and mixed signal semiconductor products. We operate and account for results in one reportable segment.

Our product lines include:
Protection, Power and High-Reliability Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors (“TVS”). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge or secondary lightning surge energy, can permanently damage sensitive complementary metal-oxide-semiconductor integrated circuits (“ICs”). Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD TVs, set-top boxes, tablet computers, notebooks, base stations, routers, and industrial instruments.
Our Power products control, alter, regulate and condition the power within electronic systems. The highest volume product types within the power management product line are switching voltage regulators, combination switching and linear regulators, smart regulators and charge pumps. Our power management products feature highly integrated functionality for the telecom industry and low-power, small form factor and high-efficiency products for mobile phones, notebook computers, computer peripherals and other portable devices. The primary application for these products is power regulation for computer, communications, high-end consumer and industrial systems.
Our high-reliability discrete semiconductor products comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products are typically used to convert alternating currents into direct currents and to protect circuits against very high voltage spikes or high current surges. Our high-reliability products can be found in a broad range of applications including industrial, military, medical, automotive, aerospace and defense systems, including satellite communications.
Signal Integrity Products. We design, develop and market a portfolio of optical communications, broadcast video, surveillance video, active cable transceiver and backplane products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of ICs for optical transceivers, backplane applications and high-speed interfaces ranges from 100Mbps to 100Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and SONET. Our broadcast video products offer advanced solutions for next generation video formats, ever increasing data rates and evolving I/O and distance requirements. Our security and surveillance products for high-definition closed circuit television (“HDcctv”) enable upgrade of analog closed circuit television installations to full digital HD, leveraging the installed base of COAX cabling, and our fully integrated transmit and receive products enable the highest performance, longest reach HDcctv standards-compliant designs.
We also sell proprietary advanced wired communication, ultra-high speed Serializer/Deserializer (“SerDes”) products for long-haul optical transport communication. These ICs perform transmission functions used in high-speed networks at 40Gbps and 100Gbps. We have ceased development of new products for this market, but we continue to service our existing customer base and we will continue to leverage the underlying IPR&D on other products.
Wireless Sensing and Timing Products. We design, develop and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and networking applications, and specialized sensing products used in industrial and consumer applications. Our wireless products feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments, making them particularly suitable for Machine to Machine (M2M) and Internet of Things (IoT) applications. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Specifically, the proximity sensing capability of our devices enable advanced user interface solutions for mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets. The timing and synchronous products used in packet based communication networks provide leading edge timing solutions where IEEE1588 packet synchronization is used. We have also introduced several complementary, high-performance phase-lock-loop solutions that can be used either in conjunction with our synch products or in a number of other applications where high-speed, high-performance, timing solutions are required.

Our sales by product line are as follows:

	Three Months Ended
(in thousands)	April 27, 2014	April 28, 2013
Protection, Power Management and High-Reliability	$62,117	$72,678
Signal Integrity	52,394	72,797
Wireless, Sensing and Timing	18,348	16,932
Total	$132,859	$162,407
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the first quarter of fiscal years 2015 and 2014 represented 47% and 46% of net sales, respectively. Sales made directly to customers during the first quarter of fiscal years 2015 and 2014 were 47% and 61% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Germany, Poland, United Kingdom and Israel. For the first quarter of fiscal year 2015, approximately 54% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the first quarter of fiscal year 2015 constituted approximately 87% of our net sales. Approximately 86% of foreign sales during the first quarter of fiscal year 2015 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
We use several metrics as indicators of future potential growth. The indicators that we believe best correlate to potential future revenue growth are design wins and new product releases. There are many factors that may cause a design win or new product release not to result in revenue, including a customer decision not to go to system production, a change in a customer’s perspective regarding a product’s value or a customer’s product failing in the end-market. As a result, although a design win or new product introduction is an important step towards generating future revenue, it does not inevitably result in us being awarded business or receiving a purchase commitment.
Restructuring
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

Upon completing the reassessment of our strategic options in January 2014, we decided to reduce the level of investments that we are making in the long-haul optical market. This reduction in investment is expected to significantly impact our ability to generate future revenue from the long-haul optical market. This anticipated reduction in potential future revenue resulted in us recording significant impairments of goodwill and other intangibles in the fourth quarter of fiscal year 2014. Additionally, certain long-lived assets were determined to be impaired. As a result of our communications to our customers regarding our operational changes, we expect our customers to take action to transition away from some of our current platforms, including certain products in the 40Gbps and 100Gbps SerDes class which resulted in us reducing the cost basis of inventories in the fourth quarter of fiscal year 2014. Additionally, we incurred $1.0 million and $3.1 million of restructuring costs in the first quarter of fiscal year 2015 and the fourth quarter of fiscal year 2014, respectively, to terminate certain contract commitments and to provide for certain severance benefits to employees who were terminated as a result of these investment reductions. We completed the restructuring activities in the first quarter of fiscal year 2015.

We do not expect any significant changes to our liquidity as a result of our restructuring activities as most of the charges associated with these actions do not require settlement in cash.

As a result of these restructuring actions, we have realized significant operating cost savings. For fiscal year 2015, we expect an annual reduction in compensation costs of approximately $10.0 million, development costs of approximately $10.0 million and depreciation and amortization costs of approximately $5.2 million. These savings are expected to be offset by an anticipated $80.0 to $90.0 million reduction in revenues from long-haul optical products which are included in our Signal Integrity Products group.
Critical Accounting Policies and Estimates
In addition to the discussion below, you should refer to the disclosures regarding our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2014.
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
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs which is expected to approximate actual costs at the date of sale. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2014 or the first three months of fiscal year 2015.
The following table summarizes the deferred net revenue balance:

(in thousands)	April 27, 2014	January 26, 2014
Deferred revenue	$5,835	$7,179
Deferred cost of revenue	1,343	1,698
Deferred revenue, net	4,492	5,481
Deferred product design and engineering recoveries	1,202	1,786
Total deferred revenue	$5,694	$7,267
Gross Profit
Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead. We determine the cost of inventory by the first-in, first-out method.
Operating Costs
Our operating costs and expenses generally consist of selling, general and administrative, product development and engineering costs, costs associated with acquisitions, restructuring charges, and other operating related charges.

Results of Operations
The following table sets forth, for the periods indicated, our statements of income data expressed as a percentage of revenues.

	Three Months Ended
	April 27, 2014	April 28, 2013
Net sales	100.0%	100.0%
Cost of sales	41.2%	40.1%
Gross profit	58.8%	59.9%
Operating costs and expenses:
Selling, general and administrative	23.9%	21.4%
Product development and engineering	20.9%	21.3%
Intangible amortization and impairments	4.8%	4.8%
Restructuring charge	0.8%	—%
Total operating costs and expenses	50.4%	47.5%
Operating income	8.4%	12.4%
Interest and amortization of debt discount and expense	(1.0)%	(2.5)%
Non-operating expense, net	(0.2)%	(0.5)%
Income before taxes	7.1%	9.4%
Provision for taxes	1.2%	0.3%
Net income	5.9%	9.1%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	April 27, 2014	April 28, 2013
Domestic	$(5,137)	$(6,414)
Foreign	14,621	21,625
Total	$9,484	$15,211

Domestic loss from continuing operations includes amortization of acquired intangible assets and higher levels of stock-based compensation compared to foreign operations.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers.  This update will be effective for us beginning in the first quarter of fiscal year 2017 with early adoption not permitted.  We will begin to assess the impact of the adoption of this update on our consolidated financial statements beginning in the second quarter of fiscal year 2015.

Comparison of the Three Months Ended April 27, 2014 and April 28, 2013
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks, except for one 14-week quarter in 53-week years. The first quarter of fiscal years 2015 and 2014 each consisted of 13 weeks.
Concurrent with the realignment of our business into three product groups, we reclassified a limited number of products to better reflect the served end-markets. All periods presented in the following summary of sales by major end-market reflect our current classification methodology:

	Three Months Ended
(in thousands, except percentages)	April 27, 2014		April 28, 2013
High-end Consumer (1)	$42,068	32%	$51,423	31%
Industrial and Other	33,018	25%	40,094	25%
Communications	32,608	24%	50,171	31%
Enterprise Computing	25,165	19%	20,719	13%
Total	$132,859	100%	$162,407	100%

(1)
Approximately $14.9 million and $14.5 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first quarter of fiscal years 2015 and 2014, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the first quarter of fiscal year 2015 were $132.9 million, a decrease of 18% compared to $162.4 million for the first quarter of fiscal year 2014.
Lower revenue in the first quarter of fiscal year 2015 is due to the decline in revenue from the long-haul optical market, part of our Signal Integrity product line, as a result of lower customer capital spending as well as pricing pressures. We recognized $8.3 million in revenue for the long-haul optical market in the first quarter of fiscal year 2015 compared to $28.7 million in the same quarter of fiscal year 2014.

We expect revenue to increase between 4% and 10% in the second quarter of fiscal year 2015, as compared to the first quarter of fiscal year 2015.  Revenue for our Protection, Power and High-Reliability Products is expected to benefit from particular strength from the high-end consumer, industrial and communications markets. Revenue for our Signal Integrity Products should continue to benefit from the current wireless infrastructure build-outs in China. Revenue for our Wireless, Sensing and Timing Products is expected to be up as we see growth across the high-end consumer, communications and industrial end-markets.

Gross Profit
During the first quarter of fiscal year 2015, gross profit decreased to $78.1 million from $97.3 million in the first quarter of fiscal year 2014. Gross profit margins decreased to 58.8% in the first quarter of fiscal year 2015 from 59.9% in the first quarter of fiscal year 2014. The decline of gross profit in the first quarter of fiscal year 2015 was driven by significantly lower revenue. In the first quarter of fiscal year 2015, we incurred $1.1 million of charges related to our decision to reduce investments in the long-haul optical market.
In the second quarter of fiscal year 2015, we expect gross profit margin to be higher as compared to the first quarter of fiscal year 2015 due to a more favorable product mix, higher manufacturing volumes and non-reoccurrence of charges associated with our decision to reduce investments in the long-haul optical market .

Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	April 27, 2014		April 28, 2013
Selling, general and administrative	$31,696	47%	$34,794	45%	(9)%
Product development and engineering	27,813	42%	34,559	45%	(20)%
Intangible amortization and impairments	6,425	10%	7,856	10%	(18)%
Restructuring charge	1,001	1%	—	—%	—%
Total operating costs and expenses	$66,935	100%	$77,209	100%	(13)%

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $3.1 million in the first quarter of fiscal year 2015 compared to the same quarter of fiscal year 2014. The decrease was primarily attributable to lower equity compensation and, as a result of lower expected achievement of performance objectives, lower supplemental compensation.
We expect SG&A costs to be flat in the second quarter of fiscal year 2015 as compared to the first quarter of fiscal year 2015.

Product Development and Engineering Expenses
Product development and engineering expenses decreased by $6.7 million in the first quarter of fiscal year 2015 compared to the same quarter of fiscal year 2014 as a result of our lower levels of investment in the long-haul optical market.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization and Impairments
Intangible amortization and impairments was $6.4 million and $7.9 million in the first quarter of fiscal years 2015 and 2014, respectively. The $1.5 million decrease is primarily the result of the $29.9 million of impairments that were recorded in the fourth quarter of fiscal year 2014 in connection with our restructuring actions in January 2014 discussed above. Intangible amortization is expected to be flat in the second quarter of fiscal year 2015 as compared to the first quarter of fiscal year 2015.
Restructuring
We incurred $1.0 million for restructuring charges in the first quarter of fiscal year 2015 for employee severance and lease termination costs related to our decision in January 2014 to reduce our investment in the long haul optical market, realign product groupings, and align spending with anticipated demand levels.
Interest and Amortization of Debt Discount and Expense
Interest and amortization of debt discount and expense was $1.4 million and $4.1 million in the first quarter of fiscal year 2015 and 2014, respectively. The $2.7 million decrease was due to lower levels of outstanding debt under our credit facilities and more favorable interest rate terms resulting from the debt refinancing that occurred in the second quarter of fiscal year 2014.
Interest and amortization of debt discount and expense is expected to be approximately $1.6 million for the second quarter of fiscal year 2015.
Non-operating Expense, Net
Non-operating expense, net includes interest income from our investments and the impact of foreign exchange activity related to cash holding in local currencies.
Income Taxes
In the first quarter of fiscal year 2015, we recorded an income tax provision of $1.6 million compared to a $0.4 million income tax provision in the first quarter of fiscal year 2014. The effective tax rates for the first quarter of fiscal years 2015 and 2014 were 17.0% and 2.9%, respectively. The effective tax rate in the first quarter of 2015 is higher than the effective tax rate in the first quarter of 2014 due the fact that we no longer benefit US based losses in our effective tax rate.

Our effective tax rate in the first quarter of fiscal year 2015 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S. We receive an income tax benefit from tax differentials due to our presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than U.S. federal tax rates. We are currently not aware of any uncertainties or trends relating to foreign tax differential that could significantly impact our income taxes in future periods.
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
As of April 27, 2014, our total stockholders’ equity was $538.5 million. At that date we also had approximately $241.2 million in cash and temporary investments, $3.2 million in long-term investments, and $287.2 million of borrowings, net of debt discount.
Our primary sources and uses of cash for the corresponding periods are presented below:

	Three Months Ended
(in millions)	April 27, 2014	April 28, 2013
Sources of Cash
Operating activities	$22.8	$17.1
Proceeds from exercise of stock options	1.8	7.0
Proceeds from sale of investments	0.5	8.0
	$25.1	$32.1
Uses of Cash
Capital expenditures, net of sale proceeds	$(6.4)	$(10.8)
Acquisitions, net of cash acquired	(3.0)	—
Payment for employee stock-based compensation payroll taxes	(3.0)	(4.6)
Purchases of investments	—	(1.1)
Payment of long-term debt	(4.7)	(5.6)
Repurchase of common stock	(10.0)	—
Purchase of intangible assets	—	(2.8)
	$(27.1)	$(24.9)
Effect of exchange rate increase on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	$(2.0)	$7.2
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of April 27, 2014, our foreign subsidiaries held approximately $189.7 million of cash and cash equivalents compared to $219.3 million at January 26, 2014. Of the $189.7 million held by our foreign subsidiaries, approximately $137.9 million could be returned to the U.S. tax free to settle an intercompany loan. An additional $10.5 million of earnings previously taxed in the U.S. could be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. The year over year increase in cash, cash equivalents, and short-term investments was attributable to the cash from operations generated by our international operations including a full year of Gennum Corporation's (“Gennum”) operations.

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
Operating cash flow for the first three months of fiscal year 2015 was impacted by several significant non-cash transaction related items including $12.0 million of depreciation, amortization, and impairment expense, $6.8 million of stock-based compensation expense, and $0.3 million of accretion of capitalized finance costs.
Investing Activities
Cash used for investing activities is primarily attributable to capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.

Capital expenditures were $6.4 million for the first three months of fiscal year 2015 compared to $10.8 million for the first three months of fiscal year 2014. Current capital expenditures relate primarily to maintaining and selectively expanding our test capacity, supporting engineering and manufacturing functions, and developing our new Enterprise Resource Planning software platform.
Financing Activities
Cash used by financing activities is primarily attributable to cash payment for long-term debt and repurchase of outstanding common stock.
We incurred debt of $347.0 million (net of original issue discount of $3.0 million) in term loans (the “Prior Credit Agreement”) in fiscal year 2013 to complete the Gennum acquisition. In accordance with the term loans, we also entered into an interest rate cap agreement (“Cap Agreement”) protecting at least 50% of the variable interest rate exposure on the term loans and made an upfront payment of $1.1 million in June 2012.
On May 2, 2013, we entered into a new credit agreement with certain lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the “New Credit Agreement”), which replaced the Prior Credit Agreement. In accordance with this New Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million. We incurred loan fees of $2.2 million during the second quarter of fiscal year 2014, of which $1.0 million was expensed, and $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the agreement. Payments of long-term debt in fiscal years 2014 and 2013 were $368.5 million and $16.9 million, respectively. Payments made in fiscal year 2014 include a payoff of the Prior Credit Agreement and a $26.0 million prepayment on the New Credit Agreement.
We currently have in effect a stock repurchase program (the “Program”). This Program represents one of our principal efforts to return value to our stockholders. In the first three months of fiscal year 2015, we repurchased 384,884 shares under this Program for $10.0 million. There were no shares repurchased in the first three months of fiscal year 2014.
In the first three months of fiscal year 2015, proceeds received from the exercise of stock options was $1.8 million compared to $7.0 million in the first three months of fiscal year 2014.
We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control. We believe that such proceeds will remain an important secondary source of cash after cash flow from operating activities.

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
Contractual Obligations
There were no material changes in our contractual obligations during the first three months of fiscal year 2015 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014 filed with the SEC on March 27, 2014.
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
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for fiscal year 2014 that ended on January 26, 2014 filed with the SEC on March 27, 2014. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
On June 18, 2012, we entered into the Cap Agreement to fulfill the requirements of our Prior Credit Agreement. The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million (see Note 9 to our unaudited consolidated condensed financial statements), permits the Company to elect LIBOR or Base Rate loans. Since we intend to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company.
We do not engage in the trading of derivative financial instruments in the normal course of business. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.0 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would decrease the fair value of our new variable-rate debt by approximately $2.9 million.

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
Changes in Internal Controls
During the fiscal quarter ended April 27, 2014, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 12 to the unaudited consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors
You should carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014 filed with the SEC on March 27, 2014. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014 filed with the SEC on March 27, 2014. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for a discussion of certain factors that may affect our future performance.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the first quarter of fiscal year 2015.

Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2015.

Fiscal Month/Year	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2014 (01/27/14-02/23/14)	—	$—	—	$62.5	million
March 2014 (02/24/14-03/23/14)	332,374	25.95	332,374	53.9	million
April 2014 (03/24/14-04/27/14)	52,510	26.19	52,510	$52.5	million
Total activity	384,884	$25.98	384,884

(1)
The Company maintains an active stock repurchasing program which was approved by the Company's Board of Directors (the “Program”). The Program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company's common stock from time to time through negotiated or open market transactions, and in August 2013 the Company announced an additional $50.0 million expansion of the Program, for a total authorized Program of $100.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. As of April 27, 2014, the Company had repurchased $47.5 million shares of common stock under the Program.

(2)
The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock. See Note 14 to our unaudited consolidated condensed financial statements.

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

SEMTECH CORPORATION
Registrant

Date: June 6, 2014	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: June 6, 2014	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer