Form 10-Q
period 2014-07-27
SEMTECH CORP
filed 2014-09-05
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at August 29, 2014: 67,356,515

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED July 27, 2014

Unless the context otherwise requires, the use of the terms “Semtech,” “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refers to Semtech Corporation and its consolidated subsidiaries.

Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “estimate,” “should,” “will,” “designed to,” “projections,” or “business outlook,” or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the continuation and/or pace of key trends considered to be main contributors to the Company's growth, such as demand for increased network bandwidth, demand for increasing energy efficiency in the Company's products or end-use applications of the products, and demand for increasing miniaturization of electronic components; shifts in demand among target customers, and other comparable changes or protracted weakness in projected or anticipated end-user markets; competitive changes in the marketplace, including, but not limited to the pace of growth or adoption rates of applicable products or technologies; shifts in focus among target customers, and other comparable changes in projected or anticipated end-user markets; adequate supply of components and materials from our suppliers, and of our products from our third-party manufacturers, to include disruptions due to natural causes or disasters, weather, or other extraordinary events; the Company's ability to forecast and achieve anticipated revenues and earnings estimates in light of periodic economic uncertainty, to include impacts arising from European and global economic dynamics; the Company's ability to manage expenses to achieve anticipated financial targets; and the amount and timing of expenditures for capital equipment deemed necessary or advisable by the Company. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014, in other filings with the Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.

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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Net sales	$145,742	$165,010	$278,601	$327,417
Cost of sales	57,521	64,302	112,296	129,422
Gross profit	88,221	100,708	166,305	197,995
Operating costs and expenses:
Selling, general and administrative	31,547	33,315	63,243	68,109
Product development and engineering	28,173	33,125	55,986	67,684
Intangible amortization	6,444	7,211	12,869	15,067
Intangible asset impairments	—	2,600	—	2,600
Restructuring charge	—	—	1,001	—
Total operating costs and expenses	66,164	76,251	133,099	153,460
Operating income	22,057	24,457	33,206	44,535
Interest expense, net	(1,588)	(10,584)	(2,975)	(14,644)
Non-operating expense, net	(345)	(198)	(623)	(1,005)
Income before taxes	20,124	13,675	29,608	28,886
Provision (benefit) for taxes	2,226	(5,437)	3,843	(5,003)
Net income	$17,898	$19,112	$25,765	$33,889
Earnings per share:
Basic	$0.27	$0.28	$0.38	$0.50
Diluted	$0.26	$0.28	$0.38	$0.49
Weighted average number of shares used in computing earnings per share:
Basic	67,208	67,614	67,254	67,285
Diluted	67,850	69,090	67,888	68,812
See accompanying notes. The accompanying notes are an integral part of these financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Net income	$17,898	$19,112	$25,765	$33,889
Other comprehensive (loss) income, before tax:
Available-for-sale investments:
Change in unrealized holding loss on available-for-sale investments	(2)	(7)	(1)	(8)
Interest rate hedge:
Change in unrealized (loss) income on interest rate cap	(51)	288	(161)	47
Reclassification to interest expense	47	10	80	19
Other comprehensive (loss) income, before tax	(6)	291	(82)	58
(Provision) benefit for taxes related to items of other comprehensive (loss) income	(16)	(106)	12	(21)
Other comprehensive (loss) income, net of tax	(22)	185	(70)	37
Total comprehensive income, net of tax	$17,876	$19,297	$25,695	$33,926
See accompanying notes. The accompanying notes are an integral part of these financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 27, 2014	January 26, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$238,667	$243,194
Accounts receivable, less allowances of $4,754 at July 27, 2014 and $3,825 at January 26, 2014	68,468	66,333
Inventories	54,479	60,267
Deferred tax assets	2,998	2,946
Prepaid taxes	2,387	4,993
Other current assets	20,824	15,863
Total current assets	387,823	393,596
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $130,690 at July 27, 2014 and $112,610 at January 26, 2014	111,576	110,121
Long-term investments	550	3,674
Deferred tax assets	84	348
Goodwill	276,898	276,898
Other intangible assets, net	128,301	140,944
Other assets	29,124	23,359
TOTAL ASSETS	$934,356	$948,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,819	$40,016
Accrued liabilities	40,519	44,148
Deferred revenue	6,427	7,267
Current portion - long-term debt	18,539	18,529
Deferred tax liabilities	927	930
Total current liabilities	104,231	110,890
Non-current liabilities:
Deferred tax liabilities	6,802	3,626
Long term debt, less current portion	239,022	273,293
Other long-term liabilities	27,881	25,288
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 67,139,327 outstanding on July 27, 2014 and 78,136,144 issued and 67,283,221 outstanding on January 26, 2014	785	785
Treasury stock, at cost, 10,996,817 shares as of July 27, 2014 and 10,852,923 shares as of January 26, 2014	(210,521)	(201,152)
Additional paid-in capital	366,372	362,121
Retained earnings	399,601	373,836
Accumulated other comprehensive income	183	253
Total stockholders’ equity	556,420	535,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$934,356	$948,940
See accompanying notes. The accompanying notes are an integral part of these financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 27, 2014	July 28, 2013
Cash flows from operating activities:
Net income	$25,765	$33,889
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	24,030	28,937
Effect of acquisition fair value adjustments	—	2,529
Accretion of deferred financing costs and debt discount	511	1,010
Write off deferred financing costs & debt discount	—	8,773
Deferred income taxes	3,143	(6,529)
Stock-based compensation	13,121	14,782
Gain on disposition of property, plant and equipment	(14)	(27)
Changes in assets and liabilities:
Accounts receivable, net	(2,135)	(11,435)
Inventories	5,816	(5,659)
Prepaid expenses and other assets	(4,247)	46
Accounts payable	(2,544)	(2,479)
Accrued liabilities	(1,681)	(10,140)
Deferred revenue	(840)	1,532
Income taxes payable and prepaid taxes	(1,839)	(1,389)
Other liabilities	2,051	4,605
Net cash provided by operating activities	61,137	58,445
Cash flows from investing activities:
Purchases of available-for-sale investments	—	(1,050)
Proceeds from sales and maturities of available-for-sale investments	3,124	8,998
Proceeds from sales of property, plant and equipment	71	57
Purchase of property, plant and equipment	(12,662)	(23,565)
Purchase of intangible assets	(1,000)	(2,583)
Purchase of cost method investment	(3,264)	—
Net cash used in investing activities	(13,731)	(18,143)
Cash flows from financing activities:
Proceeds of debt issue, net of discount	—	326,448
Deferred financing cost	—	(2,085)
Payment for employee stock-based compensation payroll taxes	(3,533)	(5,148)
Proceeds from exercises of stock options	5,975	13,476
Repurchase of outstanding common stock	(20,000)	—
Payment of long term debt	(34,375)	(359,125)
Net cash used in financing activities	(51,933)	(26,434)
Net (decrease) increase in cash and cash equivalents	(4,527)	13,868
Cash and cash equivalents at beginning of period	243,194	223,192
Cash and cash equivalents at end of period	$238,667	$237,060
See accompanying notes. The accompanying notes are an integral part of these financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation

Nature of Business

Semtech is a global supplier of high performance analog and mixed-signal semiconductor products. The end-customers for the Company’s products are primarily original equipment manufacturers (“OEMs”) that produce and sell electronics.

The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the enterprise computing, communications, high-end consumer and industrial end-markets. The Company’s classification of sales by end-market requires significant judgment by management, since many of its products are used across multiple platforms and support multiple end-markets.

Enterprise Computing: datacenters, passive optical networks, storage networks, optical receiver and transceiver, servers, desktops, notebooks, servers, graphic boards, monitors, printers and other computer peripherals.

Communications: base stations, backplane, optical networks, carrier networks, switches and routers, cable modems, signal conditioners, wireless local area network (“LAN”) and other communication infrastructure equipment.

High-End Consumer: smart phones and other handheld products, set-top boxes, digital televisions, tablets, wearable devices, digital video recorders and other consumer equipment.

Industrial: broadcast studio equipment, automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The second quarter of fiscal years 2015 and 2014 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim condensed consolidated financial statements of Semtech have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Semtech for the interim periods presented. All significant intercompany balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, and the Company believes that the included disclosures are adequate to make the information presented not misleading. The Company evaluated all subsequent events through the date these condensed consolidated financial statements were issued.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 26, 2014. The results reported in these interim condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.

Segment Information
In the second quarter of fiscal year 2015, the Company completed the reassessment of its operations in light of its recent restructuring efforts (discussed in Note 16). Based on this reassessment, the Company has identified four operating segments in total. Three of the operating segments aggregate into one reportable segment. The remaining operating segment could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. The Company’s Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker (“CODM”) as defined by the segment disclosure guidance (see Note 14 for further discussion) and now receives discrete financial information pertaining to the Systems Innovation group. As a result, beginning with the second quarter of fiscal 2015, the financial activity associated with the Systems Innovation group will be reported separately from the Company's reportable segment. This separate reporting is included in the "All others" category. The historical activity of the reportable segment has been recast for consistent presentation for the three and six months periods ended July 27, 2014 and July 28, 2013.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full- or modified-retrospective basis for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. Early adoption is not permitted. The Company is currently assessing the basis of adoption and evaluating the impact of the adoption of the update on its consolidated financial statements.
Note 2: Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Net income	$17,898	$19,112	$25,765	$33,889

Weighted average common shares outstanding - basic	67,208	67,614	67,254	67,285
Dilutive effect of options and restricted stock units	642	1,476	634	1,527
Weighted average common shares outstanding - diluted	67,850	69,090	67,888	68,812

Basic earnings per common share	$0.27	$0.28	$0.38	$0.50
Diluted earnings per common share	$0.26	$0.28	$0.38	$0.49

Anti-dilutive shares not included in the above calculations	1,463	352	1,427	392
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
The Company includes revenue related to granted technology licenses in “Net sales” within the condensed consolidated statements of income. Historically, revenue from these arrangements has not been significant though it is part of the Company’s recurring ordinary business.
The Company defers revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, the Company has concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. The Company estimates the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using standard costs which is expected to approximate actual costs at the date of sale. The estimated deferred gross margins on these sales, where there are no outstanding receivables, are included in “Deferred revenue” within the condensed consolidated balance sheets.
The Company records a provision for estimated sales returns and rebates in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns, rebates and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in the second quarter of fiscal year 2015 or fiscal year 2014.

Note 4: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax, stock-based compensation expense included in the unaudited condensed consolidated statements of income captions for the three and six months ended July 27, 2014 and July 28, 2013.

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Cost of sales	$355	$405	$718	$733
Selling, general and administrative	3,448	3,548	7,513	8,430
Product development and engineering	2,472	2,203	4,891	5,619
Stock-based compensation, pre-tax	$6,274	$6,156	$13,121	$14,782
Net change in stock-based compensation capitalized into inventory	$37	$8	$28	$85
Share-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock-based compensation. As of July 27, 2014, the Company has granted stock options, restricted stock and restricted stock units under the plans and has also issued some stock-based compensation outside of the plans, including stock options, restricted stock and restricted stock units issued as inducements to join the Company.
Grant Date Fair Values and Underlying Assumptions; Contractual Terms
The Company uses the Black-Scholes pricing model to value stock options. The estimated fair value of restricted stock units, for which vesting is not linked to a market condition, is calculated based on the market price of the Company’s common stock on the date of grant. For restricted stock units that vest according to a market condition, the Company uses a Monte Carlo simulation model to value the award.
Some of the restricted stock units granted in the first six months of fiscal year 2015 and prior years are classified as liabilities rather than equity. For grants classified as equity, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the grantee’s requisite service period. For grants classified as liabilities, stock-based compensation cost is measured at fair value at the end of each reporting date until the date of settlement, and is recognized as an expense over the grantee’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in the three and six months ended July 27, 2014 and July 28, 2013:

	Three Months Ended		Six Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Expected lives, in years	4.3 - 4.4	4.7	3.0 - 4.4	4.2 - 4.7
Estimated volatility	33%	33%	33% - 34%	33% - 35%
Dividend yield	—	—	—	—
Risk-free interest rate	1.30% - 1.43%	1.30%	1.26% - 1.43%	0.65% - 1.30%
Weighted average fair value on grant date	$7.43	$10.59	$7.26	$9.33

Stock Option Awards. The Company has historically granted stock options to both employees and non-employee directors. The fair value of these grants was measured on the grant date and is being recognized as an expense over the requisite vesting period (typically 3-4 years).
The following table summarizes the activity for stock options for the six months ended July 27, 2014:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (in years)
Balance at January 26, 2014	1,935	$21.33	$7,722	$4,354	1,275
Options granted	261	24.92
Options exercised	(353)	16.94	3,102
Options cancelled/forfeited	(31)	26.71
Balance at July 27, 2014	1,812	22.61	4,425	$4,846	1,112
Exercisable at July 27, 2014	1,112	$19.58	$4,383			2.4
Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. There is no outstanding and unvested restricted stock as of July 27, 2014.
Performance-based Restricted Stock Units. The Company grants performance-based restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined cumulative three-year performance of the Company’s revenue and operating income measured against internal goals. The performance-based unit which is granted in any fiscal year will be tied to the Company’s performance of that fiscal year and the succeeding two fiscal years.  The performance-based unit award recipient must be employed for the entire three-year period, which is the requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 522,532 shares and an additional 522,532 shares would be settled in cash. The Company would have a liability accrued under “Other liabilities” within the condensed consolidated balance sheets equal to the value of 522,532 shares on the settlement date, which would be settled in cash. Only cash performance-based unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At July 27, 2014, the performance metrics associated with the outstanding awards issued in fiscal years 2015, 2014 and 2013 are expected to be met at a level which would result in a grant at 100%, 87%, and 0% of target, respectively.
The following table summarizes the activity for performance-based restricted stock units for the first six months ended July 27, 2014:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per unit amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per unit)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 26, 2014	376	192	184	$1,305	$28.50	$3,893	1.3
Performance-based units granted	256	128	128		24.74
Performance-based units vested	(93)	(52)	(41)		23.36
Performance-based units cancelled/forfeited	(17)	(9)	(8)		25.51
Change in liability				(318)
Balance at July 27, 2014	522	259	263	$987	$27.57	$7,577	1.9

The liability associated with performance-based restricted stock units, which is recorded in “Other liabilities” within the condensed consolidated balance sheets, has been reduced by $0.3 million in the first six months of fiscal year 2015 due to vesting in the first quarter of fiscal year 2014, forfeitures, re-measurement adjustments and change in the expected performance results.

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
The following tables summarize the assumptions used in the Monte Carlo simulation model to determine the fair value of restricted stock units granted in the first quarter of fiscal year 2015 for both Tranche 1 and Tranche 2. The Company did not grant any restricted stock units that vest according to a market performance conditions in the second quarter of fiscal year 2015. The Company did not grant any restricted stock units that vest according to a market performance condition in the three and six months ended July 28, 2013.
Tranche 1:

Six Months Ended
July 27, 2014
Expected lives, in years	1.6
Estimated volatility	34%
Dividend yield	—
Risk-free interest rate	1.50%
Fair value on grant date	$17.26
Tranche 2:

Six Months Ended
July 27, 2014
Expected lives, in years	2.1
Estimated volatility	34%
Dividend yield	—
Risk-free interest rate	1.50%
Fair value on grant date	$14.88
The following table summarizes the activity for market performance units for the six months ended July 27, 2014:

		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per unit amounts)	Total Units	Fair Value (per unit)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 26, 2014	—	$—	$—	0.0
Market performance units granted	220	15.59
Market performance units vested	—	—
Market performance units cancelled/forfeited	—	—
Balance at July 27, 2014	220	$15.59	$2,664	1.5

Restricted Stock Units, Employees. The Company grants restricted stock units to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 4 years).

The following table summarizes the employees’ restricted stock unit activity for the six months ended July 27, 2014:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 26, 2014	2,195	$27.18		$49,563	2.5
Restricted stock units granted	333	24.18
Restricted stock units vested	(319)	27.37	$7,905
Restricted stock units forfeited	(142)	26.65
Balance at July 27, 2014	2,067	$26.71		$44,313	2.3

(1)	Reflects the value of Semtech stock on the date that the restricted stock unit vested.
Restricted Stock Units, Non-Employee Directors. The Company grants restricted stock units to non-employee directors. These restricted stock units are accounted for as liabilities and accrued under “Other liabilities” in the condensed consolidated balance sheets because they are cash settled. These awards are vested after 1 year of service. However, because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement.
The following table summarizes the non-employee directors’ activity for stock units for the six months ended July 27, 2014:

(in thousands, except for per unit amounts)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 26, 2014	18	$3,981	$35.17	$177	0.4
Restricted stock units granted	24		26.59
Restricted stock units vested	(18)		35.17
Restricted stock units forfeited	—		—
Change in liability		(39)
Balance at July 27, 2014	24	$3,942	$26.59	$478	0.9
As of July 27, 2014, the total number of vested but unsettled restricted stock units for non-employee directors is 179,092 units. The liability associated with these awards as of July 27, 2014 and January 26, 2014, respectively, is included in “Other liabilities” within the condensed consolidated balance sheets.

Note 5: Investments
Investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and United States (“U.S.”) government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, and bank time deposits with original maturity dates in excess of three months. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have original maturities in excess of twelve months. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Non-operating expense, net” within the condensed consolidated statements of income.
The Company classifies its investments as “available-for-sale” because it may sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risks. The Company’s investments are managed by a limited number of outside professional managers that operate within investment guidelines set by the Company. These guidelines include specified permissible investments, minimum credit quality ratings and maximum average duration restrictions and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.
As of July 27, 2014, all of the Company’s long-term investments mature on various dates through fiscal year 2016.
The following table summarizes the Company’s available-for-sale investments:

	July 27, 2014			January 26, 2014
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Agency securities	$550	$550	$—	$3,674	$3,673	$1
Total investments	$550	$550	$—	$3,674	$3,673	$1
Agency securities are specific securities that are issued by U.S. government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s available-for-sale investments:

	July 27, 2014		January 26, 2014
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$—	$—	$—	$—
After 1 year through 5 years	550	550	3,674	3,673
Total investments	$550	$550	$3,674	$3,673
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale investments and are included in “Accumulated other comprehensive income” within the condensed consolidated balance sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Unrealized loss, net of tax	$(1)	$(4)	$—	$(5)
Increase to deferred tax liability	(1)	(3)	—	(3)
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Interest income	$12	$91	$20	$191

The Company has investments in two privately held companies. The Company accounts for these equity investments under the cost method of accounting since it does not have the ability to exercise significant influence over the investees. These equity investment interests are included in “Other assets” within the condensed consolidated balance sheet as of July 27, 2014.

(in thousands)	Equity Investment
Balance at January 26, 2014	$5,000
Additions	3,264
Balance at July 27, 2014	$8,264

Note 6: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of July 27, 2014				Fair Value as of January 26, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Agency securities	$550	$—	$550	$—	$3,674	$—	$3,674	$—
Total available-for-sale securities	550	—	550	—	3,674	—	3,674	—
Interest rate cap	155	—	155	—	316	—	316	—
Total financial assets	$705	$—	$705	$—	$3,990	$—	$3,990	$—
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
The fair value of the interest rate cap at July 27, 2014 is estimated as described in Note 10 and is included in “Other assets” within the condensed consolidated balance sheets.
Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheets as follows:

	Fair Value as of July 27, 2014				Fair Value as of January 26, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term investments	$550	$—	$550	$—	$3,674	$—	$3,674	$—
Other assets	155	—	155	—	316	—	316	—
Total financial assets	$705	$—	$705	$—	$3,990	$—	$3,990	$—
During the six months ended July 27, 2014, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of July 27, 2014 and January 26, 2014, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
Instruments Not Recorded at Fair Value on a Recurring Basis
Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include cash and cash equivalents, receivables, net, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities.

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined herein) is $105.0 million and $114.3 million and Revolving Commitments (as defined herein) is $152.6 million and $177.5 million at July 27, 2014 and January 26, 2014, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its cost method investments during the first six months of fiscal year 2015.
Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	July 27, 2014	January 26, 2014
Raw materials	$1,769	$1,971
Work in progress	37,256	45,508
Finished goods	15,454	12,788
Inventories	$54,479	$60,267

During the first six months of fiscal year 2015 and in the fourth quarter of fiscal year 2014, the Company reduced the cost basis of inventories by $1.1 million and $15.0 million, respectively, as a result of its strategic decision made in the fourth quarter of fiscal year 2014 to reduce investments in the long-haul optical market.

Note 8: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill were as follows:

(in thousands)	Signal Integrity	Signal, Integrity and Timing	Wireless and Sensing	Wireless, Sensing and Timing	Total
Balance as of January 26, 2014	$—	$261,891	$15,007	$—	$276,898
Transfers	261,891	(261,891)	(15,007)	15,007	—
Balance at July 27, 2014	$261,891	$—	$—	$15,007	$276,898

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
Goodwill is allocated to two reporting units (Signal Integrity and Wireless, Sensing and Timing). These reporting units also represent the related operating segment since segment management who report to the CODM regularly review operating results and make resource allocation decisions at this level. The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company will consider before reaching its conclusion about whether to perform the first step of the goodwill impairment test. No Goodwill is allocated to the newly identified Systems Innovation Group operating segment (see Note 14).
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
Goodwill is measured at fair value on a non-recurring basis. That is, goodwill is not measured at fair value on an ongoing basis, but is subject to fair value adjustments using Level 3 inputs in certain circumstances (e.g. when there is evidence of impairment). At July 27, 2014, the Company concluded that there were no indicators of such impairment.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		July 27, 2014			January 26, 2014
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$146,925	$(45,817)	$101,108	$146,925	$(35,357)	$111,568
Customer relationships	7-10 years	28,630	(9,579)	19,051	28,630	(7,505)	21,125
Technology licenses (1)	5-10 years	4,842	(1,103)	3,739	3,842	(367)	3,475
Other intangibles assets	1-5 years	6,600	(6,197)	403	6,600	(5,824)	776
Total finite-lived intangible assets		$186,997	$(62,696)	$124,301	$185,997	$(49,053)	$136,944

(1)
Technology licenses relate to in-license agreements for intellectual property that is used by the Company in research and development activities and also has alternative future uses. Amortization expense related to technology licenses is reported as “Product development and engineering” in the condensed consolidated statements of income.

The Company’s finite-lived intangible assets resulting from purchases, additions from acquisitions, and transfers from In-process Research and Development (“IPR&D”) was $187.0 million and $186.0 million as of July 27, 2014 and January 26, 2014, respectively.
For the three months ended July 27, 2014 and July 28, 2013, amortization expense related to acquired finite-lived intangible assets was $6.4 million and $7.2 million, respectively. For the six months ended July 27, 2014 and July 28, 2013, amortization expense related to finite-lived intangible assets was $12.9 million and $15.1 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as “Intangible amortization and impairments” in the condensed consolidated statements of income.
The estimated annual amount of future amortization expense for all finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer Relationships	Technology Licenses	Other Intangibles	Total
Remaining six months of fiscal year 2015	$10,459	$2,075	$898	$310	$13,742
Fiscal year 2016	20,919	4,149	1,798	93	26,959
Fiscal year 2017	20,919	4,149	1,043	—	26,111
Fiscal year 2018	20,919	4,130	—	—	25,049
Fiscal year 2019	17,507	4,000	—	—	21,507
Thereafter	10,385	548	—	—	10,933
Total expected amortization expense	$101,108	$19,051	$3,739	$403	$124,301

At July 27, 2014 and January 26, 2014, the Company had a total of $4.0 million of indefinite-lived intangible assets consisting of IPR&D from previous acquisitions for which development is continuing.
The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate.
Indefinite-lived intangible assets are measured at fair value on a non-recurring basis using Level 3 inputs in certain circumstances (e.g. when there is evidence of impairment). At July 27, 2014 the Company concluded that there were no indicators of impairment. During the three month period ending July 28, 2013, the Company made the strategic decision to discontinue development of microwave products which resulted in the Company recording a $2.6 million impairment to IPR&D from the acquisition of Sierra Monolithics, Inc.

Note 9: Credit Facilities
On March 20, 2012, Semtech Corporation entered into a credit agreement with certain lenders (the “Prior Lenders”) and Jefferies Finance LLC, as administrative and collateral agent (the “Prior Credit Agreement”). Pursuant to the Prior Credit Agreement, the Prior Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $350.0 million (the “Prior Credit Facilities”), consisting of term A loans in an aggregate principal amount of $100.0 million (the “Term A Loans”) and term B loans in an aggregate principal amount of $250.0 million (the “Term B Loans”). The initial carrying amounts totaled $99.5 million (net of original issue discount of $0.5 million) for the Term A Loans and $247.5 million (net of original issue discount of $2.5 million) for the Term B Loans.
On May 2, 2013 (the “Closing Date”), Semtech Corporation, with each of its domestic subsidiaries as guarantors (the “Guarantors”), entered into a new Credit Agreement (the “New Credit Agreement”) with the lenders referred to therein (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. In accordance with the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “New Facilities”) for a five year term, consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving line of credit commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). The Revolving Commitments can be used as follows: up to $40.0 million for letters of credit, up to $25.0 million for swing line loans (as defined below), and up to $40.0 million for revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Swing line loans are Base Rate (as defined below) loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of July 27, 2014, there were no amounts outstanding under the letters of credit, swing line loans, and Alternative Currencies.
At the Closing Date, $326.6 million of borrowings were outstanding under the New Facilities consisting of $149.3 million of Term Loans and $177.3 million of Revolving Commitments, net of $1.4 million of debt discounts resulting from amounts paid to the Lenders. As a result of debt refinancing and changes in some of the Lenders, $0.8 million of debt discounts were expensed in the second quarter of fiscal year 2014 and $0.6 million was capitalized as of May 2, 2013 and is being amortized using the effective interest method over the five year term of the New Credit Agreement. The expense is included in “Interest expense, net” in the condensed consolidated statements of income. The proceeds from the New Credit Facilities were used to repay in full the outstanding obligations of $327.5 million under the Prior Credit Facilities, which was terminated. The portion of the transaction associated with Prior Lenders was accounted for as a debt modification.
Deferred financing costs incurred in the second quarter of fiscal year 2014, in connection with the New Facilities, were approximately $2.2 million, of which $1.0 million was expensed, inclusive of certain legal costs directly related to the refinancing. Of this amount $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the New Facilities. The expense is included in “Interest expense, net” in the condensed consolidated statements of income for the six months ended July 27, 2014.
As a result of the debt refinancing, the Company recorded a $7.1 million loss on debt modification of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities in the fiscal year ended January 26, 2014. The remaining $1.7 million of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities is being amortized over the five year terms of the New Facilities. The expense is included in “Interest expense, net” within the condensed consolidated statements of income for the six months ended July 27, 2014.
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
Interest on loans made under the New Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) London Interbank Offered Rate (“LIBOR”) (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate (as published by The Wall Street Journal), (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Alternative Currencies, other than Canadian Dollars, accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by the administrative agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a Base Rate loan and swing line loan and quarterly for a Euro dollar rate loan. Interest is payable on the revolving line of credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional Term Loans, respectively. As of July 27, 2014, the interest rates payable on both the Term Loans and the Revolving Commitments was 1.90%.
As of July 27, 2014, there was $105.3 million outstanding under the Term Loans. Under the terms of the New Credit Agreement, the Company is required to make $4.7 million in quarterly principal payment on the Term Loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payment will increase to $7.5 million. Quarterly principal payments for Term Loans are due beginning on the last day of the Company’s fiscal quarter-end months, beginning on October 27, 2013 and ending on April 30, 2018. The principal payments related to the Term Loans are due as follows: $9.4 million remaining in fiscal year 2015; $18.8 million in fiscal year 2016; $18.8 million in fiscal year 2017; $24.4 million in fiscal year 2018. The final remaining principal payment is due on the maturity date of May 1, 2018.
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $153.0 million at July 27, 2014 and is due on or before May 1, 2018. The Company may, upon notice to the administrative agent, at any time or from time to time voluntarily prepay the Term Loans or Revolving Commitments in whole or in part without premium or penalty. On June 3, 2013, the Company made an early prepayment of $26.0 million against the Term Loans. On July 14, 2014, the Company made a voluntary payment of $25.0 million against the Revolving Commitments.
All obligations of Semtech Corporation under the New Facilities are unconditionally guaranteed by each of the Guarantors and are secured by a first priority security interest in substantially all of the assets of Semtech and the Guarantors, subject to certain customary exceptions.
Semtech Corporation and the Guarantors are subject to customary covenants under the New Facilities, including the maintenance of a minimum interest ratio of 3.50:1.00 as of July 27, 2014 and a maximum total consolidated leverage ratio of 3.00:1.00 as of July 27, 2014. Semtech Corporation was in compliance with such financial covenants as of July 27, 2014.
The New Facilities also contain customary provisions pertaining to events of default. If any event of default occurs, the principal, interest, and any other monetary obligations on all the then outstanding amounts can become due and payable immediately.

Note 10: Interest Rate Derivative Agreement
In June 2012, in connection with the Prior Credit Agreement (see Note 9), the Company entered into an interest rate cap agreement (“Cap Agreement”) with a $175.0 million notional amount and an upfront payment of $1.1 million. The Cap Agreement matures on February 22, 2016 and caps interest rates on one-month LIBOR at 1.00%.
The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million (see Note 9), permits the Company to elect LIBOR or Base Rate loans. Since the Company intends to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company. No ineffectiveness was recorded during the six months ended July 27, 2014.
The Cap Agreement is recorded at estimated fair value at the end of each reporting period. The fair value of the Cap Agreement at July 27, 2014 was determined using Level 2 inputs, including observable market-based inputs such as interest rate curves and implied volatilities for similar instruments with similar contractual terms.
The Company has determined that the Cap Agreement is highly effective in offsetting future variable interest payments associated with the hedged portion of the Company’s New Credit Agreement. Gains or losses associated with the value of the Cap Agreement are initially reported in other comprehensive income or loss and amortized as an increase to interest expense through the maturity of the Cap Agreement. The amount of unrealized losses on the Cap Agreement recorded in “Accumulated other comprehensive income” at July 27, 2014 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $0.4 million.

Note 11: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 35% due primarily to regional mix of income and certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

(in thousands)	July 27, 2014
Balance as of January 26, 2014	14,414
Reductions for settlements with tax authorities	(4,513)
Balance as of July 27, 2014	9,901
The gross unrecognized tax benefit (before federal impact of state items) was $9.9 million and $14.4 million at July 27, 2014 and January 26, 2014, respectively. Included in the balance of unrecognized tax benefits at July 27, 2014 and January 26, 2014, is $7.8 million and $12.3 million of net tax benefit (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate, subject to the valuation allowance.
The liability for UTP is reflected within the consolidated balance sheets as follows:

(in thousands)	July 27, 2014	January 26, 2014
Deferred tax assets - non-current	$7,582	$12,095
Other long-term liabilities	252	252
Total accrued taxes	$7,834	$12,347
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of income. The Company had approximately $293,000 of net interest and penalties accrued at July 27, 2014 and January 26, 2014.
Tax years prior to 2010 (the Company’s fiscal year 2011) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal years 2011, 2012 and 2013. The Company is also currently under audit by the Canadian Revenue Agency for fiscal years 2010, 2011 and the short-year ended March 19, 2012. For state returns, the Company is generally not subject to income tax examinations for years prior to 2008 (the Company’s fiscal year 2009). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2013. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

Note 12: Commitments and Contingencies
From time to time in the ordinary course of its business, the Company is involved in various claims, litigation, and other legal actions that are normal to the nature of its business, including with respect to Intellectual Property (“IP”), contract, product liability, employment, and environmental matters.
In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. The Company also discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.
Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on the Company’s earnings in any given reporting period. However, in the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial statements, as a whole. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.
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
The Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately forty years. The Company vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Responsibility for soil contamination remains under investigation. The location of key soil contamination (and some related site groundwater impact associated with the soil contamination) is concentrated in and found to emanate from an area of an underground storage tank that the Company believes to have been installed and primarily used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no claims pending with respect to environmental matters at the Newbury Park site. The Los Angeles Regional Water Quality Control Board having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. In October 2013, an order was issued including a scope of proposed additional site work, monitoring, and proposed remediation activities. The Company has filed an appeal of the October 2013 order seeking reconsideration of the removal of two other potentially responsible parties, and seeking clarification of certain other factual findings by the regulatory agency. Other parties have filed their own responses to the October 2013 order. The parties are expected to work cooperatively in responding to and determining the appropriate scope and extent of additional site investigative and categorization work, as well as in relation to any ultimate proposed clean up and abatement work. The Company has retained the services of an environmental firm which has engaged with the regulatory agency and has begun activities to comply with the order.
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the Company’s preliminary assessment following a November 2012 draft cleanup and abatement order, which has been reviewed under the October 2013 order pending the current appeal by the Company and other impacted parties, the Company has determined a likely range of probable loss between $2.5 million and $5.7 million. Given the yet unresolved status of the clean up and abatement order and uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company recorded the minimum amount of $2.5 million in the third quarter of fiscal year 2013, and such reserve remains on the Company’s books under “Other long-term liabilities” on the condensed consolidated balance sheets. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
Earnout Liability
Pursuant to the earn-out arrangement with stockholders of Cycleo SAS (“Cycleo”), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo over a period of four years beginning on April 30, 2012. For certain of the Cycleo stockholders, payment of the earn-out liability is contingent upon employment at the end of the four-year period and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment was included in the purchase price allocation at March 7, 2012. The Company has recorded a cumulative liability of $0.9 million and $0.9 million as of July 27, 2014 and January 26, 2014, respectively.

Note 13: Concentration of Risk
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
The following significant customer accounted for at least 10% of net sales in all but one of the periods indicated:

	Three Months Ended		Six Months Ended
(percentage of net sales)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Samsung Electronics (and affiliates)	9%	11%	11%	13%
The following table shows the customer that has an outstanding receivable balance that represents at least 10% of total net receivables for the periods indicated:

	Balance as of
(percentage of net accounts receivable)	July 27, 2014	January 26, 2014
Samsung Electronics (and affiliates)	10%	13%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For the second quarter of fiscal years 2015 and 2014, respectively, approximately 43% and 35% of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and this percentage could be higher in future periods.
In the second quarter of fiscal year 2015, authorized distributors accounted for approximately 60% of the Company’s net sales compared to 44% in the second quarter of fiscal year 2014. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the second quarter of fiscal year 2015, the Company’s two largest distributors were based in Asia.

Note 14: Segment information
Segment Information
In the second quarter of fiscal year 2015, the Company completed the reassessment of its operations in light of its restructuring efforts (discussed in Note 16). Based on this reassessment, the Company identified four operating segments. The Company’s CEO continues to function as the CODM. The Company’s CODM makes operating decisions and assesses performance based on these operating segments. Three of the operating segments: Protection, Power and High Reliability Products; Signal Integrity Products; and Wireless, Sensing and Timing Products, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the “Semiconductor Products Group”. The Company concluded that the remaining operating segment, the Systems Innovation Group, could not be aggregated with the other operating segments and did not meet the thresholds for a separate reportable segment as defined by the guidance regarding segment disclosure. Therefore the Company has classified it as “All others” in the tables below. Historically, the Company has shown “All others” as part of the Company’s one reportable segment for the three and six month periods ended July 28, 2013. The reportable segment has been reclassified for comparison purposes for the three and six month periods ended July 28, 2013. The Company’s assets are commingled among the various reporting units and the CODM does not use that information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment below.

Net sales by segment are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Semiconductor Products Group	$145,451	$158,149	$277,195	$316,708
All others	291	6,861	1,406	10,709
Total	$145,742	$165,010	$278,601	$327,417
Income (loss) by segment and reconciliation to consolidated operating income:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Semiconductor Products Group	$36,517	$39,137	$66,478	$81,160
All others	(1,345)	2,131	(4,049)	346
Operating Income by segment	35,172	41,268	62,429	81,506
Items to reconcile segment operating income (loss) to consolidated income before taxes
Intangible amortization and impairments	6,444	9,811	12,869	17,667
Stock-based compensation expense	6,274	6,156	13,121	14,782
Inventory write-down	—	—	1,052	—
Restructuring charges	—	—	1,001	—
Other non-segment related expenses	58	506	502	1,437
Amortization of fair value adjustments related to acquired PP&E	339	338	678	3,085
Interest expense, net	1,588	10,584	2,975	14,644
Non-operating expense, net	345	198	623	1,005
Income before taxes	$20,124	$13,675	$29,608	$28,886

Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended		Six Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Asia-Pacific	77%	72%	76%	73%
North America	13%	17%	13%	16%
Europe	10%	11%	11%	11%
	100%	100%	100%	100%
The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for one or more of the periods presented:

	Three Months Ended		Six Months Ended
(percentage of total sales)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
China (including Hong Kong)	36%	32%	35%	33%
United States	12%	15%	13%	15%
Japan	12%	13%	11%	12%
South Korea	8%	11%	10%	11%

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Domestic	$(6,002)	$(11,831)	$(11,139)	$(18,245)
Foreign	26,126	25,506	40,747	47,131
Total	$20,124	$13,675	$29,608	$28,886

Note 15: Stock Repurchase Program
The Company maintains an active stock repurchase program which was approved by the Company’s Board of Directors (the “Program”). The Program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock from time to time through negotiated or open market transactions, and in August 2013 the Company announced an additional $50.0 million expansion of the Program, for a total authorized Program of $100.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. As of July 27, 2014, the Company had repurchased $57.5 million shares of common stock under the Program.

In the first six months of fiscal year 2015, we repurchased 761,294 shares for $20.0 million. There were no shares repurchased in the first six months of fiscal year 2014.
The Company currently intends to hold the repurchased shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and vested restricted stock units.

Note 16: Restructuring

In the fourth quarter of fiscal year 2014, the Company made a strategic decision to reduce its investment in the long-haul optical market, realign its product groupings and align spending to current demand levels. As a result of these actions, the Company recorded restructuring charges of $1.0 million in the first quarter of fiscal year 2015. The Company recorded no restructuring charges in the second quarter of fiscal year 2015. Restructuring related liabilities are included in “Accrued liabilities” within the condensed consolidated balance sheet as of July 27, 2014.

The following table summarizes the restructuring activity for the six months ended July 27, 2014:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 26, 2014	1,387	1,245	2,632
Charges	378	623	1,001
Cash payments	(1,702)	(1,586)	(3,288)
Reclassifications	—	(115)	(115)
Balance at July 27, 2014	$63	$167	$230

Restructuring charges are presented in “Restructuring charge” within the condensed consolidated statements of income. The Company does not expect to incur additional costs related to this restructuring event.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the accompanying s included in Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”).
Overview
Semtech Corporation (together with its consolidated subsidiaries, "Semtech", the "Company", "we", "our", or "us") designs, develops, manufactures and markets high-performance analog and mixed signal semiconductor products. We operate and account for results in one reportable segment. In the second quarter of fiscal year 2015, the Company reassessed its operations in light of its recent restructuring efforts undertaken in the fourth quarter of fiscal year 2014 and first quarter of fiscal year 2015. Based on this reassessment, the Company has identified a total of four operating segments. Three of the operating segments aggregate into one reportable segment. The remaining operating segment could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. Therefore, the Company operates and accounts for its results in one reportable segment and one non-reportable segment. See Note 14 to our condensed consolidated financial statements.

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
Our Power products control, alter, regulate and condition the power within electronic systems. The highest volume product types within the power management product line are switching voltage regulators, combination switching and linear regulators, smart regulators and charge pumps. Our power products feature highly integrated functionality for the telecom industry and low-power, small form factor and high-efficiency products for mobile phones, notebook computers, computer peripherals and other portable devices. The primary application for these products is power regulation for computer, communications, high-end consumer and industrial systems.
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
We also sell proprietary advanced wired communication, ultra-high speed Serializer/Deserializer (“SerDes”) products for long-haul optical transport communication. These ICs perform transmission functions used in high-speed networks at 40Gbps and 100Gbps. We have ceased development of new products for this market due to our strategic decision to reduce investment in the long-haul optical market in the fourth quarter of fiscal 2014, but we continue to service our existing customer base and we will continue to leverage the underlying in-process Research and Development ("IPR&D") on other products.
Wireless, Sensing and Timing Products. We design, develop and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and networking applications, and specialized sensing products used in industrial and consumer applications. Our wireless products feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments, making them particularly suitable for Machine to Machine and Internet of Things applications. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Specifically, the proximity sensing capability of our devices enable advanced user interface solutions for mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets. The timing and synchronous products used in packet based communication networks provide leading edge timing solutions where IEEE1588 packet synchronization is used.
Systems Innovation Group. Our systems Innovation Group combines the analog/mixed signal design competencies from our previous Sierra Monolithics and Gennum acquisitions and is chartered with developing innovative analog/mixed signal IP for emerging systems. These IP cores are targeted at the Datacenter, Cloud Computing and Storage Networking markets and complement our rapidly growing library of analog/mixed signal IP Cores that have been developed over several years by our Snowbush IP team based in Canada. We also have developed advanced products in Data Converter IP at the latest, cutting edge CMOS process nodes that are targeted at high performance radar and digital microwave systems. We believe this IP will contribute a critical part of the future IP and product roadmap for the Company.
Our sales by product line are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Protection, Power Management and High-Reliability	$65,426	$67,574	$127,543	$140,252
Signal Integrity	60,232	73,388	111,511	142,337
Wireless, Sensing and Timing	19,793	17,187	38,141	34,119
Systems Innovation	291	6,861	$1,406	$10,709
Total	$145,742	$165,010	$278,601	$327,417
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the second quarters of fiscal years 2015 and 2014 represented 42% and 45% of net sales, respectively. Sales made directly to customers during the second quarters of fiscal years 2015 and 2014 were 40% and 56% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Germany, Poland, United Kingdom and Israel. For the second quarters of fiscal years 2015 and 2014, approximately 43% and 35% of our silicon, in terms of cost of wafers purchased, was manufactured in China, respectively. Foreign sales during the second quarter of fiscal years 2015 and 2014 constituted approximately 88% and 85% of our net sales, respectively. Approximately 88% and 84% of of foreign sales during the second quarters of fiscal year 2015 and 2014 were to customers located in the Asia-Pacific region, respectively. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
Historically, our results have reflected some seasonality, with demand levels generally lower in the computer and high-end consumer product lines during the first and fourth quarters of our fiscal year in comparison to the second and third quarters.
Restructuring
In December 2013, after filing our Quarterly Report on Form 10-Q for the period ended October 27, 2013, we became aware of changes tied to the decision of a customer, disclosed in our filings as a key customer, to transition from our standard product to their internal application specific integrated circuit (“ASIC”) solution. This decision by our key customer to utilize an internal ASIC solution was accelerated by continued delays in the release of capital investment tenders, primarily within China, which also provided other potential customers of ours with additional time to develop their internal solutions. While some of these potential customers had indicated an interest in transitioning to an internal ASIC solution, it was our key customer’s decision to do so that prompted our strategic reassessment and resulting restructuring.

Upon completing the reassessment of our strategic options in January 2014, we decided to reduce the level of investments that we are making in the long-haul optical market. This reduction in investment is expected to significantly impact our ability to generate future revenue from the long-haul optical market. This anticipated reduction in potential future revenue resulted in us recording significant impairments of goodwill and other intangibles in the fourth quarter of fiscal year 2014. Additionally, certain long-lived assets were determined to be impaired. As a result of our communications to our customers regarding our operational changes, customers have started to transition away from some of our current platforms, including certain products in the 40Gbps and 100Gbps SerDes class which resulted in us reducing the cost basis of inventories in the fourth quarter of fiscal year 2014. Additionally, we incurred $1.0 million and $3.1 million of restructuring costs in the first quarter of fiscal year 2015 and the fourth quarter of fiscal year 2014, respectively, to terminate certain contract commitments and to provide for certain severance benefits to employees who were terminated as a result of these investment reductions. We completed the restructuring activities in the first quarter of fiscal year 2015.

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
Fiscal Periods
We report results on the basis of 52 or 53 week annual periods and end our fiscal year on the last Sunday in January. The interim periods generally end on the last Sunday of April, July and October. All interim periods consist of 13 weeks, with the exception of one 14-week interim period in 53-week fiscal years. The three and six month periods presented in this discussion for fiscal years 2015 and 2014 consisted of 13 and 26 weeks, respectively.
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
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs which is expected to approximate actual costs at the date of sale. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded within the condensed consolidated balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2014 or the first six months of fiscal year 2015.

The following table summarizes the deferred revenue balance:

(in thousands)	July 27, 2014	January 26, 2014
Deferred revenue	$6,499	$7,179
Deferred cost of revenue	1,507	1,698
Deferred revenue, net	4,992	5,481
Deferred product design and engineering recoveries	1,434	1,786
Total deferred revenue	$6,427	$7,267
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
Results of Operations
The following table sets forth, for the periods indicated, our condensed consolidated statements of income expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.5%	39.0%	40.3%	39.5%
Gross profit	60.5%	61.0%	59.7%	60.5%
Operating costs and expenses:
Selling, general and administrative	21.6%	20.2%	22.7%	20.8%
Product development and engineering	19.3%	20.1%	20.1%	20.7%
Intangible amortization	4.4%	4.4%	4.6%	4.6%
Intangible asset impairments	—%	1.6%	—%	0.8%
Restructuring charge	—%	—%	0.4%	—%
Total operating costs and expenses	45.4%	46.3%	47.8%	46.9%
Operating income	15.1%	14.7%	11.9%	13.6%
Interest expense, net	(1.1)%	(6.4)%	(1.1)%	(4.5)%
Non-operating expense, net	(0.2)%	(0.1)%	(0.2)%	(0.3)%
Income before taxes	13.8%	8.2%	10.6%	8.8%
Provision (benefit) for taxes	1.5%	(3.3)%	1.4%	(1.5)%
Net income	12.3%	11.5%	9.2%	10.4%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Domestic	$(6,002)	$(11,831)	$(11,139)	$(18,245)
Foreign	26,126	25,506	40,747	47,131
Total	$20,124	$13,675	$29,608	$28,886

Domestic loss from continuing operations includes amortization of acquired intangible assets and higher levels of stock-based compensation compared to foreign operations.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers.  Public entities are required to apply the amendments on either a full- or modified retrospective basis for annual periods beginning after December 15, 2016 and for interim periods within those periods. This update will be effective for us beginning in the first quarter of fiscal year 2018. Early adoption is not permitted.  We are currently assessing the basis of adoption and evaluating the impact of the adoption of this update on our consolidated financial statements.

Comparison of the Three Months Ended July 27, 2014 and July 28, 2013
Concurrent with the realignment of our business into four operating segments, we reclassified a limited number of products to better reflect the served end-markets. All periods presented in the following summary of sales by major end-market reflect our current classification methodology:

	Three Months Ended
(in thousands, except percentages)	July 27, 2014		July 28, 2013
High-End Consumer (1)	$42,647	29%	$45,106	27%
Industrial and Other	35,775	25%	41,111	25%
Communications	35,216	24%	52,449	32%
Enterprise Computing	32,104	22%	26,344	16%
Total	$145,742	100%	$165,010	100%

(1)
Approximately $9.6 million and $10.6 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the second quarter of fiscal years 2015 and 2014, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the second quarter of fiscal year 2015 were $145.7 million, a decrease of 12% compared to $165.0 million for the second quarter of fiscal year 2014.
Lower revenue in the second quarter of fiscal year 2015 is due primarily to the decline in revenue from the long-haul optical market, part of our Signal Integrity product line and our communications end-market, as a result of customer actions to transition away from some of our 40Gbps and 100Gbps SerDes class products. We recognized $5.8 million in revenue for the long-haul optical market in the second quarter of fiscal year 2015 compared to $28.6 million in the second quarter of fiscal year 2014. This decline was partially offset by strength in our Wireless, Sensing and Timing product group which benefited from a one-time sale of prototype volumes of our 3D Touch Sensing platform. Communications declined $17.2 million primarily due to the precipitous decline in 40Gbps and 100Gbps SerDes revenue from our SIP product group.  Enterprise computing increased $5.8 million due to higher demand for our Datacenter, PON and SAN products from our SIP product group.

We expect revenue to increase by approximately 1% in the third quarter of fiscal year 2015, compared to the second quarter of fiscal year 2015.  Revenue for our Protection, Power and High-Reliability products is expected to benefit from strength from the handheld segment (part of the high-end consumer end-market). Revenue for our Signal Integrity products is expected to decline while revenue for our Wireless, Sensing and Timing products is expected to be flat in comparison to the second quarter of fiscal year 2015.

Gross Profit
In the second quarter of fiscal year 2015, gross profit decreased to $88.2 million from $100.7 million in the second quarter of fiscal year 2014. Gross profit margins decreased to 60.5% in the second quarter of fiscal year 2015 from 61.0% in the second quarter of fiscal year 2014. The decline of gross profit in the second quarter of fiscal year 2015 was driven by the significantly lower revenue described above.
In the third quarter of fiscal year 2015, we expect our gross profit margin to be relatively flat in comparison to the second quarter of fiscal year 2015 as the unfavorable impact of a higher mix of Protection, Power and High-Reliability products is offset by higher manufacturing volumes.

Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	July 27, 2014		July 28, 2013
Selling, general and administrative	$31,547	47%	$33,315	45%	(5)%
Product development and engineering	28,173	43%	33,125	43%	(15)%
Intangible amortization	6,444	10%	7,211	9%	(11)%
Intangible asset impairments	—	—%	2,600	3%	(100)%
Restructuring charge	—	—%	—	—%	—%
Total operating costs and expenses	$66,164	100%	$76,251	100%	(13)%

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $1.8 million in the second quarter of fiscal year 2015 compared to the same quarter of fiscal year 2014. This was primarily due to lower salaries and commission expense directly related to lower revenues as well as restrictions placed on discretionary spending.
We expect SG&A costs to increase by approximately 1% in the third quarter of fiscal year 2015, compared to the second quarter of fiscal year 2015, as a result of higher stock-based compensation.

Product Development and Engineering Expenses
Product development and engineering expenses decreased by $5.0 million in the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014 as a result of our lower levels of investment in the long-haul optical market associated with our decision to reduce our focus in this market in connection with the previously disclosed fourth quarter 2014 restructuring activities.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
We expect product development and engineering expenses to increase by approximately 3% in the third quarter of fiscal year 2015, as compared to the second quarter of fiscal year 2015, as a result of higher new product development expense partially offset by lower compensation expense.
Intangible Amortization and Impairments
Intangible amortization was $6.4 million and $7.2 million in the second quarter of fiscal years 2015 and 2014, respectively. The 10.6% decrease is primarily the result of the $29.9 million impairment of intangible assets that was recorded in the fourth quarter of fiscal year 2014 in connection with our restructuring actions discussed above, which reduced the ongoing rate of amortization experienced subsequent to the restructuring. Intangible amortization is expected to be flat in the third quarter of fiscal year 2015 as compared to the second quarter of fiscal year 2015.
Intangible asset impairments were $2.6 million in the second quarter of fiscal years 2014. There were no impairments of intangible assets in the second quarter of fiscal years 2015. The $2.6 million impairment was as a result of our strategic decision to discontinue development of microwave products in the second quarter of fiscal year 2014.
Restructuring
We incurred no restructuring charges in the second quarter of fiscal year 2015 or the second quarter of fiscal year 2014.
Interest Expense, Net
Interest and amortization of debt discount and expense was $1.6 million and $10.6 million in the second quarter of fiscal year 2015 and 2014, respectively. The $9.0 million decrease is primarily related to the $7.1 million charge that was recorded in the second quarter of fiscal year 2014 for unamortized deferred financing costs and original issue discount related to the debt modification in connection with the refinancing of our senior secured first lien credit facilities. The remainder of the decrease was due to lower levels of outstanding debt under our credit facilities and more favorable interest rates resulting from the debt refinancing that occurred in the second quarter of fiscal year 2014.
Interest and amortization of debt discount and expense is expected to be approximately $1.5 million for the third quarter of fiscal year 2015.

Non-operating Expense, Net
Non-operating expense, net includes interest income from our investments and the impact of foreign exchange activity related to cash holding in local currencies.
Income Taxes
In the second quarter of fiscal year 2015, we recorded an income tax provision of $2.2 million compared to a $5.4 million income tax benefit in the second quarter of fiscal year 2014. The effective tax rates for the second quarter of fiscal years 2015 and 2014 were a provision of 11.1% and a benefit of 39.8%, respectively. In the fourth quarter of fiscal year 2014, we concluded that as a result of having a three year cumulative loss in the U.S. and Canada, we could no longer support the more likely than not standard for realizing our deferred tax assets in these jurisdictions. Accordingly, in the fourth quarter of fiscal year 2014, we recorded a full valuation allowance on our deferred tax assets in the U.S. and Canada. The effective tax rate in the second quarter of 2015 is higher than the effective tax rate in the second quarter of 2014, due to the fact that we no longer benefit from U.S.-based losses in our effective tax rate.
Our effective tax rate in the second quarter of fiscal year 2015 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are indefinitely reinvested outside of the U.S. We receive an income tax benefit from tax differentials due to our presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than U.S. federal tax rates. We are currently not aware of any uncertainties or trends relating to foreign tax differentials that could significantly impact our income taxes in future periods.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Comparison of the Six Months Ended July 27, 2014 and July 28, 2013
Concurrent with the realignment of our business into four operating segments, we reclassified a limited number of products to better reflect the served end-markets. All periods presented in the following summary of sales by major end-market reflect our current classification methodology:

	Six Months Ended
(in thousands, except percentages)	July 27, 2014		July 28, 2013
High-end Consumer (1)	$84,782	30%	$97,775	30%
Industrial and Other	68,946	25%	80,982	25%
Communications	67,781	24%	101,845	31%
Enterprise Computing	57,092	21%	46,815	14%
Total	$278,601	100%	$327,417	100%

(1)
Approximately $24.5 million and $25.2 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first six months of fiscal years 2015 and 2014, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the first six months of fiscal year 2015 were $278.6 million, a decrease of 14.9% compared to $327.4 million for the first six months of fiscal year 2014.
Lower revenue in the first six months of fiscal year 2015 is due to the decline in revenue from the long-haul optical market, part of our Signal Integrity product line and our communications end-market, as a result of customer actions to transition away from some of our 40Gbps and 100Gbps SerDes class products. We recognized $14.2 million in revenue for the long-haul optical market in the first six months of fiscal year 2015 compared to $57.3 million in the first six months of fiscal year 2014. Communications declined $34.1 million primarily due to the precipitous decline in 40Gbps and 100Gbps SerDes revenue from our SIP product group.  Enterprise computing increased $10.3 million due to higher demand for our Datacenter, PON and SAN products from our SIP product group.

Gross Profit
In the first six months of fiscal year 2015, gross profit decreased to $166.3 million from $198.0 million in the first six months of fiscal year 2014. Gross profit margins decreased to 59.7% in the first six months of fiscal year 2015 from 60.5% in the first six months of fiscal year 2014. The decline of gross profit in the first six months of fiscal year 2015 was driven by significantly lower revenue. In addition, during the first six months of fiscal year 2015, we incurred $1.1 million of charges related to our decision to reduce investments in the long-haul optical market.

Operating Costs and Expenses

	Six Months Ended				Change
(in thousands, except percentages)	July 27, 2014		July 28, 2013
Selling, general and administrative	$63,243	47%	$68,109	44%	(7)%
Product development and engineering	55,986	42%	67,684	44%	(17)%
Intangible amortization	12,869	10%	15,067	10%	(15)%
Intangible asset impairments	—	—%	2,600	2%	(100.0)%
Restructuring charge	1,001	1%	—	—%	100%
Total operating costs and expenses	$133,099	100%	$153,460	100%	(13)%

Selling, General and Administrative Expenses
SG&A expenses decreased by $4.9 million in the first six months of fiscal year 2015 compared to the first six months of fiscal year 2014. This was primarily due to lower salaries and commission expense directly related to lower revenues as well as restrictions placed on discretionary spending.

Product Development and Engineering Expenses
Product development and engineering expenses decreased by $11.7 million in the first six months of fiscal year 2015 compared to the first six months of fiscal year 2014 as a result of significantly lower levels of investment in the long-haul optical market.
Intangible Amortization and Impairments
Intangible amortization was $12.9 million and $15.1 million in the first six months of fiscal years 2015 and 2014, respectively. The $2.2 million decrease is primarily the result of the $29.9 million impairment of intangible assets that was recorded in the fourth quarter of fiscal year 2014 in connection with our restructuring actions discussed above.
Intangible asset impairments were $2.6 million in the first six months of fiscal year 2014. There were no impairments of intangible assets in the first six months of fiscal year 2015. The $2.6 million impairment was as a result of our strategic decision to discontinue development of microwave products in the second quarter of fiscal year 2014.
Restructuring
We incurred $1.0 million for restructuring charges in the first six months of fiscal year 2015 for employee severance and lease termination costs related to our decision in January 2014 to reduce our investment in the long haul optical market, realign product groupings, and align spending with anticipated demand levels.
Interest Expense, Net
Interest and amortization of debt discount and expense was $3.0 million and $14.6 million in the first six months of fiscal year 2015 and 2014, respectively. The $11.7 million decrease is primarily related to the $7.1 million charge that was recorded in the second quarter of fiscal year 2014 for unamortized deferred financing costs and original issue discount related to the debt modification in connection with the refinancing of our senior secured first lien credit facilities (see Note 9 to our unaudited condensed consolidated financial statements). The remainder of the decrease was due to lower levels of outstanding debt under our credit facilities and more favorable interest rates resulting from the debt refinancing that occurred in the second quarter of fiscal year 2014.
Non-operating Expense, Net
Non-operating expense, net includes interest income from our investments and the impact of foreign exchange activity related to cash holding in local currencies.
Income Taxes
In the first six months of fiscal year 2015, we recorded an income tax provision of $3.8 million compared to an income tax benefit of $5.0 million in the first six months of fiscal year 2014. The effective tax rates for the first six months of fiscal years 2015 and 2014 were a provision of 13.0% and a benefit of 17.3%, respectively. In the fourth quarter of fiscal year 2014, we concluded that as a result of having a three year cumulative loss in the U.S. and Canada, we could no longer support the more likely than not standard for realizing our deferred tax assets in these jurisdictions. Accordingly, in the fourth quarter of fiscal year 2014 , we recorded a full valuation allowance on our deferred tax assets in the U.S. and Canada. The effective tax rate in the first six months of 2015 is higher than the effective tax rate in the first six months of 2014 due to the fact that we no longer benefit from U.S.-based losses in our effective tax rate.
Liquidity and Capital Resources
Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet our liquidity and capital requirements for the next 12 months, including funds needed for working capital.
As of July 27, 2014, our total stockholders’ equity was $556.4 million. At that date we also had approximately $238.7 million in cash and temporary investments, $0.6 million in long-term investments, and $257.6 million of borrowings, net of debt discount.
Our primary sources and uses of cash for the corresponding periods are presented below:

	Six Months Ended
(in millions)	July 27, 2014	July 28, 2013
Sources of Cash
Operating activities	$61.1	$58.5
Proceeds from exercise of stock options	6.0	13.5
Proceeds from sale of investments	3.1	9.0
Issuance of debt, net of discount and debt issuance cost	—	324.4
	$70.2	$405.4
Uses of Cash
Capital expenditures on property, plant and equipment, net of sale proceeds	$(12.6)	$(23.6)
Purchases of cost method investments	(3.3)	—
Payment for employee stock-based compensation payroll taxes	(3.5)	(5.1)
Purchases of investments	—	(1.1)
Payment of long-term debt	(34.4)	(359.1)
Repurchase of common stock	(20.0)	—
Purchase of intangible assets	(1.0)	(2.6)
	$(74.8)	$(391.5)
Effect of exchange rate increase on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	$(4.6)	$13.9
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of July 27, 2014, our foreign subsidiaries held approximately $119.8 million of cash and cash equivalents compared to $219 million at January 26, 2014. The significant decline in cash held by our foreign subsidiaries is attributable to the partial settlement of an intercompany note with the domestic parent company which resulted in $100.0 million being transferred to Semtech Corporation. Of the $119.8 million held by our foreign subsidiaries, we believe approximately $38.1 million could be returned to the U.S. tax free to settle an intercompany loan. An additional $17.3 million of earnings previously taxed in the U.S. could be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. As of July 27, 2014, our foreign subsidiaries had $505.7 million of unremitted earnings for which no Federal or State taxes have been provided. We currently do not need these earnings for investment in our domestic operations, thus our assertion regarding the permanent investment of these earnings.
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
Operating cash flow for the first six months of fiscal year 2015 was impacted by several significant non-cash transaction related items including $24.0 million of depreciation, amortization, and impairment expense and $13.1 million of stock-based compensation expense.
Investing Activities
Cash used for investing activities is primarily attributable to capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.
Capital expenditures were $12.7 million for the first six months of fiscal year 2015 compared to $23.6 million for the first six months of fiscal year 2014. The decrease was due to significant purchases of equipment to expand our test capacity, support engineering and manufacturing functions and investments in our new Enterprise Resource Planning software during the first six months of fiscal year 2014. Current capital expenditures reflect a moderation in the investments in test and manufacturing equipment along with continued development of our Enterprise Resource Planning software platform.
Financing Activities
Cash used by financing activities is primarily attributable to principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
We incurred debt of $347.0 million (net of original issue discount of $3.0 million) in term loans (the “Prior Credit Agreement”) in fiscal year 2013 to complete the acquisition of Gennum Corporation. In accordance with the term loans, we also entered into an interest rate cap agreement (“Cap Agreement”) protecting at least 50% of the variable interest rate exposure on the term loans and made an upfront payment of $1.1 million in June 2012.
On May 2, 2013, we entered into a new credit agreement with certain lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the “New Credit Agreement”), which replaced the Prior Credit Agreement. In accordance with this New Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million. We incurred loan fees of $2.2 million during the second quarter of fiscal year 2014, of which $1.0 million was expensed, and $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the agreement. Payments of long-term debt in the first six months of fiscal year 2015 include $9.4 million of scheduled principal payments and $25.0 million of voluntary principal payments. Under the terms of the New Credit Agreement, we are required to make $4.7 million in quarterly principal payments on the term loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payment will increase to $7.5 million. As of July 27, 2014, we have $105.3 million outstanding under our term loans and $153.0 million outstanding under the revolving commitments.
We currently have in effect a stock repurchase program (the “Program”). This Program represents one of our principal efforts to return value to our stockholders. In the first six months of fiscal year 2015, we repurchased 761,294 shares under this Program for $20.0 million. There were no shares repurchased in the first six months of fiscal year 2014.
In the first six months of fiscal year 2015, we received $6.0 million in proceeds from the exercise of stock options compared to $13.5 million in the first six months of fiscal year 2014.
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
Contractual Obligations
There were no material changes in our contractual obligations during the first six months of fiscal year 2015 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014 filed with the SEC on March 27, 2014.
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
We make available free of charge, either by direct access on our website or by a link to the SEC website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

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
On June 18, 2012, we entered into the Cap Agreement to fulfill the requirements of our Prior Credit Agreement. The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million, permits the Company to elect London Interbank Offered Rates ("LIBOR") or Base Rate loans (as defined in Note 9 to our condensed consolidated financial statements). Since we intend to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company.
We do not engage in the trading of derivative financial instruments in the normal course of business. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $0.9 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would decrease the fair value of our new variable-rate debt by approximately $2.6 million.

ITEM 4.	Controls and Procedures
Disclosure Controls
The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
During the fiscal quarter ended July 27, 2014, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 12 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the second quarter of fiscal year 2015.

Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the second quarter of fiscal year 2015.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2014 (04/28/14-05/25/14)	—	$—	—	$52.5	million
June 2014 (05/26/14-06/22/14)	376,410	26.57	376,410	42.5	million
July 2014 (06/23/14-07/27/14)	—	—	—	$42.5	million
Total activity	376,410	$25.98	376,410

(1)
The Company maintains an active stock repurchase program which was approved by the Company's Board of Directors. The Program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company's common stock from time to time through negotiated or open market transactions, and in August 2013 the Company announced an additional $50.0 million expansion of the Program, for a total authorized Program of $100.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. As of July 27, 2014, the Company had repurchased $57.5 million shares of common stock under the Program.

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

SEMTECH CORPORATION
Registrant

Date: September 5, 2014	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: September 5, 2014	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer