Form 10-Q
period 2014-10-26
SEMTECH CORP
filed 2014-12-05
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 26, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at November 28, 2014: 66,752,087

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED October 26, 2014

Unless the context otherwise requires, the use of the terms “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refers to Semtech Corporation and its consolidated subsidiaries.

Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “estimate,” “should,” “will,” “designed to,” “projections,” or “business outlook,” or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the continuation and/or pace of key trends considered to be main contributors to the Company’s growth, such as demand for increased network bandwidth, demand for increasing energy efficiency in the Company’s products or end-use applications of the products, and demand for increasing miniaturization of electronic components; shifts in demand among target customers, and other comparable changes or protracted weakness in projected or anticipated end-user markets; competitive changes in the marketplace, including, but not limited to the pace of growth or adoption rates of applicable products or technologies; shifts in focus among target customers, and other comparable changes in projected or anticipated end-user markets; adequate supply of components and materials from our suppliers, and of our products from our third-party manufacturers, to include disruptions due to natural causes or disasters, weather, or other extraordinary events; the Company’s ability to forecast and achieve anticipated revenues and earnings estimates in light of periodic economic uncertainty, to include impacts arising from European and global economic dynamics; the Company’s ability to manage expenses to achieve anticipated financial targets; and the amount and timing of expenditures for capital equipment deemed necessary or advisable by the Company. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014, in other filings with the Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.

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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Net sales	$148,890	$141,026	$427,491	$468,443
Cost of sales	59,564	57,615	171,860	187,037
Gross profit	89,326	83,411	255,631	281,406
Operating costs and expenses:
Selling, general and administrative	31,692	30,849	94,935	98,958
Product development and engineering	28,401	31,948	84,387	99,632
Intangible amortization	6,423	7,349	19,292	22,416
Intangible asset impairments	—	—	—	2,600
Restructuring charge	—	—	1,001	—
Total operating costs and expenses	66,516	70,146	199,615	223,606
Operating income	22,810	13,265	56,016	57,800
Interest expense, net	(1,462)	(1,818)	(4,437)	(16,462)
Non-operating income (expense), net	216	(259)	(407)	(1,264)
Income before taxes	21,564	11,188	51,172	40,074
Provision (benefit) for taxes	3,941	(1,265)	7,784	(6,268)
Net income	$17,623	$12,453	$43,388	$46,342
Earnings per share:
Basic	$0.26	$0.18	$0.65	$0.69
Diluted	$0.26	$0.18	$0.64	$0.67
Weighted average number of shares used in computing earnings per share:
Basic	67,162	67,792	67,223	67,454
Diluted	67,654	68,871	67,791	68,819
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Net income	$17,623	$12,453	$43,388	$46,342
Other comprehensive loss, before tax:
Available-for-sale investments:
Change in unrealized holding income (loss) on available-for-sale investments	—	3	(1)	(5)
Interest rate hedge:
Change in unrealized loss on interest rate cap	(90)	(255)	(251)	(208)
Reclassification to interest expense	71	27	151	46
Other comprehensive loss, before tax	(19)	(225)	(101)	(167)
(Provision) benefit for taxes related to items of other comprehensive (loss) income	(26)	82	(14)	61
Other comprehensive loss, net of tax	(45)	(143)	(115)	(106)
Total comprehensive income	$17,578	$12,310	$43,273	$46,236
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 26, 2014	January 26, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$232,486	$243,194
Accounts receivable, less allowances of $4,016 at October, 26 2014 and $3,825 at January 26, 2014	78,323	66,333
Inventories	60,459	60,267
Deferred tax assets	2,989	2,946
Prepaid taxes	2,900	4,993
Other current assets	17,428	15,863
Total current assets	394,585	393,596
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of 136,014 at October 26, 2014 and $112,610 at January 26, 2014	119,498	110,121
Long-term investments	550	3,674
Deferred tax assets	89	348
Goodwill	276,898	276,898
Other intangible assets, net	121,418	140,944
Other assets	28,819	23,359
TOTAL ASSETS	$941,857	$948,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,856	$40,016
Accrued liabilities	43,302	44,148
Deferred revenue	7,859	7,267
Current portion - long-term debt	18,544	18,529
Deferred tax liabilities	925	930
Total current liabilities	110,486	110,890
Non-current liabilities:
Deferred tax liabilities	9,949	3,626
Long term debt, less current portion	234,384	273,293
Other long-term liabilities	27,542	25,288
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 66,690,299 outstanding on October 26, 2014 and 78,136,144 issued and 67,283,221 outstanding on January 26, 2014	785	785
Treasury stock, at cost, 11,445,845 shares as of October 26, 2014 and 10,852,923 shares as of January 26, 2014	(225,081)	(201,152)
Additional paid-in capital	366,430	362,121
Retained earnings	417,224	373,836
Accumulated other comprehensive income	138	253
Total stockholders’ equity	559,496	535,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$941,857	$948,940
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 26, 2014	October 27, 2013
Cash flows from operating activities:
Net income	$43,388	$46,342
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	36,247	42,386
Effect of acquisition fair value adjustments	—	2,529
Accretion of deferred financing costs and debt discount	789	1,255
Write off deferred financing costs & debt discount	—	7,093
Deferred income taxes	6,519	(7,814)
Stock-based compensation	21,056	21,610
Gain on disposition of property, plant and equipment	—	(28)
Changes in assets and liabilities:
Accounts receivable, net	(11,990)	(4,986)
Inventories	(44)	294
Prepaid expenses and other assets	(1,804)	(3,008)
Accounts payable	(94)	(12,513)
Accrued liabilities	697	(12,707)
Deferred revenue	592	3,674
Income taxes payable and prepaid taxes	(2,095)	(2,638)
Other liabilities	1,268	5,895
Net cash provided by operating activities	94,529	87,384
Cash flows from investing activities:
Purchases of available-for-sale investments	—	(1,050)
Proceeds from sales and maturities of available-for-sale investments	3,124	9,499
Proceeds from sales of property, plant and equipment	71	57
Purchase of property, plant and equipment	(25,459)	(30,750)
Purchase of intangible assets	(1,000)	(2,583)
Purchase of cost method investment	(3,648)	—
Net cash used in investing activities	(26,912)	(24,827)
Cash flows from financing activities:
Proceeds of debt issue, net of discount	—	327,344
Deferred financing cost	—	(2,980)
Payment for employee stock-based compensation payroll taxes	(6,309)	(8,657)
Proceeds from exercises of stock options	7,952	14,750
Repurchase of outstanding common stock	(40,906)	(15,000)
Payment of long term debt	(39,062)	(363,813)
Net cash used in financing activities	(78,325)	(48,356)
Net (decrease) increase in cash and cash equivalents	(10,708)	14,201
Cash and cash equivalents at beginning of period	243,194	223,192
Cash and cash equivalents at end of period	$232,486	$237,393
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation

Nature of Business

The Company is a global supplier of high performance analog and mixed-signal semiconductor products. The end-customers for the Company’s products are primarily original equipment manufacturers (“OEMs”) that produce and sell electronics.

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

Enterprise Computing: datacenters, passive optical networks, storage networks, optical receivers and transceivers, servers, desktops, notebooks, graphic boards, monitors, printers and other computer peripherals.

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

Industrial: broadcast studio equipment, automated meter reading, military and aerospace, medical, security systems, automotive, industrial and home automation, machine to machine (“M2M”) connectivity, video security and surveillance and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The third quarter of fiscal years 2015 and 2014 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All significant intercompany balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, and the Company believes that the included disclosures are adequate to make the information presented not misleading. The Company evaluated all subsequent events through the date these interim condensed consolidated financial statements were issued.
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

Segment Information
In the second quarter of fiscal year 2015, the Company completed the reassessment of its operations in light of its recent restructuring efforts (discussed in Note 16). Based on this reassessment, the Company has identified four operating segments in total. Three of the operating segments aggregate into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as “All others”), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. The Company’s Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker (“CODM”) as defined by the segment disclosure guidance (see Note 14 for further discussion) and now receives discrete financial information pertaining to the Systems Innovation Group. As a result, beginning with the second quarter of fiscal 2015, the financial activity associated with the Systems Innovation Group is being reported separately from the Company’s reportable segment. This separate reporting is included in the “All others” category. Historically, the Company has shown “All others” as part of the Company’s one reportable segment for the three and nine month periods ended October 27, 2013. The historical activity of the reportable segment has been recast for consistent presentation for the three and nine months periods ended October 26, 2014 and October 27, 2013.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full- or modified-retrospective basis for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. This update will be effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is not permitted. The Company is currently assessing the basis of adoption and evaluating the impact of the adoption of the update on its consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU 2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The accounting update is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company does not believe that the adoption of this update will have a material impact on its consolidated financial statements.

Note 2: Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Net income	$17,623	$12,453	$43,388	$46,342

Weighted average common shares outstanding - basic	67,162	67,792	67,223	67,454
Dilutive effect of options and restricted stock units	492	1,079	568	1,365
Weighted average common shares outstanding - diluted	67,654	68,871	67,791	68,819

Basic earnings per common share	$0.26	$0.18	$0.65	$0.69
Diluted earnings per common share	$0.26	$0.18	$0.64	$0.67

Anti-dilutive shares not included in the above calculations	1,951	598	1,710	456
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
The Company defers revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, the Company has concluded that sales to customers under these arrangements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. The Company estimates the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using standard costs which is expected to approximate actual costs at the date of sale. The estimated deferred gross margins on these sales, where there are no outstanding receivables, are included in “Deferred revenue” within the condensed consolidated balance sheets.
The Company records a provision for estimated sales returns and rebates in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns, rebates and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. The Company reviews material subject to return for impairment for purposes of computing deferred cost of sales. There were no significant impairments of deferred cost of sales in the third quarter of fiscal year 2015 or fiscal year 2014.

Note 4: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax, stock-based compensation expense included in the unaudited condensed consolidated statements of income captions for the three and nine months ended October 26, 2014 and October 27, 2013, respectively.

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Cost of sales	$391	$413	$1,109	$1,146
Selling, general and administrative	4,620	3,449	12,132	11,879
Product development and engineering	2,924	2,967	7,815	8,585
Stock-based compensation, pre-tax	$7,935	$6,829	$21,056	$21,610
Net change in stock-based compensation capitalized into inventory	$121	$96	$148	$181
Stock-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock-based compensation. As of October 26, 2014, the Company has granted stock options, restricted stock and restricted stock units under the plans and has also issued some stock-based compensation outside of the plans, including stock options, restricted stock and restricted stock units issued as inducements to join the Company.
Grant Date Fair Values and Underlying Assumptions: Contractual Terms
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
Some of the restricted stock units granted in the first nine months of fiscal year 2015 and prior years are classified as liabilities rather than equity. For grants classified as equity, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the grantee’s requisite service period. For grants classified as liabilities, stock-based compensation cost is measured at fair value at the end of each reporting period until the date of settlement, and is recognized as an expense over the grantee’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in the three and nine months ended October 26, 2014 and October 27, 2013, respectively:

	Three Months Ended		Nine Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Expected lives, in years	4.3	4.1	3.0 - 4.4	4.1 - 4.7
Estimated volatility	33%	33%	33% - 34%	33% - 35%
Dividend yield	—	—	—	—
Risk-free interest rate	1.3%	1.1%	0.74% - 1.43%	0.65% - 1.3%
Weighted average fair value on grant date	$6.72	$8.15	$7.09	$9.05

Stock Option Awards. The Company has historically granted stock options to both employees and non-employee directors. The fair value of these grants was measured on the grant date and is being recognized as an expense over the requisite vesting period (typically 3-4 years).
The following table summarizes the activity for stock options for the nine months ended October 26, 2014:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (in years)
Balance at January 26, 2014	1,935	$21.33	$7,722	$4,354	1,275
Options granted	381	24.49
Options exercised	(484)	$16.42	$4,599
Options cancelled/forfeited	(41)	26.60
Balance at October 26, 2014	1,791	23.21	4,952	$4,968	1,005
Exercisable at October 26, 2014	1,005	$20.30	$4,872			2.4
Performance-based Restricted Stock Units. The Company grants performance-based restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined cumulative three-year performance of the Company’s revenue and operating income measured against internal goals. The performance-based restricted stock unit which is granted in any fiscal year will be tied to the Company’s performance of that fiscal year and the succeeding two fiscal years.  The performance-based restricted stock unit award recipient must be employed for the entire three-year period, which is the requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 522,532 shares and an additional 522,532 shares would be settled in cash. The Company would have a liability accrued under “Other liabilities” within the condensed consolidated balance sheet equal to the value of 522,532 shares on the settlement date, which would be settled in cash. Only cash performance-based restricted stock unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At October 26, 2014, the performance metrics associated with the outstanding awards issued in fiscal years 2015, 2014 and 2013 are expected to be met at a level which would result in a grant at 100%, 75%, and 0% of target, respectively.
The following table summarizes the activity for performance-based restricted stock units for the nine months ended October 26, 2014:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Weighted Average Period Over Which Expected
(in thousands, except for per unit amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per unit)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 26, 2014	376	192	184	$1,305	$28.50	$3,893	1.3
Performance-based units granted	256	128	128		24.74
Performance-based units vested	(93)	(52)	(41)		23.36
Performance-based units cancelled/forfeited	(17)	(9)	(8)		25.51
Change in liability				16
Balance at October 26, 2014	522	259	263	$1,321	$27.57	$6,850	1.6

Changes in the liability associated with performance-based restricted stock units, which is recorded in “Other long-term liabilities” within the condensed consolidated balance sheets, is due to changes in proportionate vesting and estimated forfeitures, re-measurement adjustments related to changes in market value and changes in the expected performance results.

Market Performance Restricted Stock Units. On February 26, 2014, the Company granted its CEO restricted stock units with a market performance condition. The award is eligible to vest during the period commencing February 26, 2014 and ending February 26, 2019 (the “Performance Period”) as follows: 30% of the restricted stock units covered by the award will vest if, during any consecutive 120 calendar day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $35.00 (“Tranche 1”) and the award will vest in full if, during any consecutive 120 calendar day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $40.00 (“Tranche 2”). The award will also vest if a majority change in control of the Company occurs during the Performance Period and, in connection with such event, the Company’s stockholders become entitled to receive per-share consideration having a value equal to or greater than $40.00.
The following tables summarize the assumptions used in the Monte Carlo simulation model to determine the fair value of restricted stock units granted in the first nine months of fiscal year 2015 for both Tranche 1 and Tranche 2. The Company did not grant any restricted stock units that vest according to a market performance condition in the third quarter of fiscal year 2015. The Company did not grant any restricted stock units that vest according to a market performance condition in the three and nine months ended October 27, 2013.
Tranche 1:

Nine Months Ended
October 26, 2014
Expected lives, in years	1.6
Estimated volatility	34%
Dividend yield	—
Risk-free interest rate	1.50%
Fair value on grant date	$17.26
Tranche 2:

Nine Months Ended
October 26, 2014
Expected lives, in years	2.1
Estimated volatility	34%
Dividend yield	—
Risk-free interest rate	1.50%
Fair value on grant date	$14.88
The following table summarizes the activity for market performance restricted stock units for the nine months ended October 26, 2014:

		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per unit amounts)	Total Units	Fair Value (per unit)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 26, 2014	—	$—	$—	0.0
Market performance units granted	220	15.59
Market performance units vested	—	—
Market performance units cancelled/forfeited	—	—
Balance at October 26, 2014	220	$15.59	$2,204	1.2

Restricted Stock Units, Employees. The Company grants restricted stock units to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 4 years).

The following table summarizes the employees’ restricted stock unit activity for the nine months ended October 26, 2014:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 26, 2014	2,195	$27.18		$49,563	2.5
Restricted stock units granted	878	23.80
Restricted stock units vested	(665)	25.27	$16,020
Restricted stock units forfeited	(196)	26.51
Balance at October 26, 2014	2,212	$26.47		$49,891	2.6

(1)	Reflects the value of Semtech Corporation stock on the date that the restricted stock unit vested.
Restricted Stock Units, Non-Employee Directors. The Company grants restricted stock units to non-employee directors. These restricted stock units are accounted for as liabilities because they are cash settled. These awards are vested after 1 year of service. However, because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement.
The following table summarizes the non-employee directors’ activity for restricted stock units for the nine months ended October 26, 2014:

(in thousands, except for per unit amounts)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 26, 2014	18	$3,981	$35.17	$177	0.4
Restricted stock units granted	24		26.59
Restricted stock units vested	(18)		35.17
Restricted stock units forfeited	—		—
Change in liability		480
Balance at October 26, 2014	24	$4,461	$26.59	$383	0.7
As of October 26, 2014, the total number of vested but unsettled restricted stock units for non-employee directors is 179,092 units. As of October 26, 2014, $0.7 million of the liability associated with these awards is included in “Accrued liabilities” within the condensed consolidated balance sheet, with the balance of the liability included in “Other long-term liabilities” within the condensed consolidated balance sheet. As of January 26, 2014, the liability associated with these awards was included in “Other long-term liabilities” within the condensed consolidated balance sheet.

Note 5: Investments
Investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and United States (“U.S.”) government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, with original maturity dates in excess of three months. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have original maturities in excess of twelve months. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Non-operating income (expense), net” within the condensed consolidated statements of income.
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
As of October 26, 2014, all of the Company’s long-term investments mature on various dates through fiscal year 2016.
The following table summarizes the Company’s available-for-sale investments:

	October 26, 2014			January 26, 2014
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Agency securities	$550	$550	$—	$3,674	$3,673	$1
Total investments	$550	$550	$—	$3,674	$3,673	$1
Agency securities are specific securities that are issued by U.S. government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s available-for-sale investments:

	October 26, 2014		January 26, 2014
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$—	$—	$—	$—
After 1 year through 5 years	550	550	3,674	3,673
Total investments	$550	$550	$3,674	$3,673
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale investments and are included in “Accumulated other comprehensive income” within the condensed consolidated balance sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Unrealized gain (loss), net of tax	$—	$2	$—	$(4)
Increase (decrease) to deferred tax liability	—	1	—	(1)
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Interest income	$13	$81	$33	$272

The Company has investments in two privately held companies. The Company accounts for these equity investments under the cost method of accounting since it does not have the ability to exercise significant influence over the investees. These equity investment interests are included in “Other assets” within the condensed consolidated balance sheets as of October 26, 2014 and January 26, 2014, respectively.

(in thousands)	Equity Investment
Balance at January 26, 2014	$5,000
Additions	3,648
Balance at October 26, 2014	$8,648

Note 6: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of October 26, 2014				Fair Value as of January 26, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Agency securities	$550	$—	$550	$—	$3,674	$—	$3,674	$—
Total available-for-sale securities	550	—	550	—	3,674	—	3,674	—
Interest rate cap	65	—	65	—	316	—	316	—
Total financial assets	$615	$—	$615	$—	$3,990	$—	$3,990	$—
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
The fair value of the interest rate cap at October 26, 2014 is estimated as described in Note 10 and is included in “Other assets” within the condensed consolidated balance sheets.
Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheets as follows:

	Fair Value as of October 26, 2014				Fair Value as of January 26, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Long-term investments	$550	$—	$550	$—	$3,674	$—	$3,674	$—
Other assets	65	—	65	—	316	—	316	—
Total financial assets	$615	$—	$615	$—	$3,990	$—	$3,990	$—
During the nine months ended October 26, 2014, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of October 26, 2014 and January 26, 2014, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 9) is $100.6 million and $114.3 million and Revolving Commitments (as defined in Note 9) is $153.0 million and $177.5 million at October 26, 2014 and January 26, 2014, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its cost method investments during the first nine months of fiscal year 2015.
Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	October 26, 2014	January 26, 2014
Raw materials	$1,438	$1,971
Work in progress	40,304	45,508
Finished goods	18,717	12,788
Inventories	$60,459	$60,267

During the first nine months of fiscal year 2015 and in the fourth quarter of fiscal year 2014, the Company reduced the cost basis of inventories by $1.1 million and $15.0 million, respectively, as a result of its strategic decision made in the fourth quarter of fiscal year 2014 to reduce investments in the long-haul optical market.
Note 8: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill were as follows:

(in thousands)	Signal Integrity	Signal, Integrity and Timing	Wireless and Sensing	Wireless, Sensing and Timing	Total
Balance as of January 26, 2014	$—	$261,891	$15,007	$—	$276,898
Transfers	261,891	(261,891)	(15,007)	15,007	—
Balance at October 26, 2014	$261,891	$—	$—	$15,007	$276,898

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

Goodwill is allocated to two reporting units (Signal Integrity and Wireless, Sensing and Timing). These reporting units also represent the related operating segments (see Note 14) since segment management who report to the CODM regularly review operating results and make resource allocation decisions at this level. The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company will consider before reaching its conclusion about whether to perform the first step of the goodwill impairment test. No goodwill is allocated to the newly identified Systems Innovation Group operating segment (see Note 14).
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
Goodwill is measured at fair value on a non-recurring basis. That is, goodwill is not measured at fair value on an ongoing basis, but is subject to fair value adjustments using Level 3 inputs in certain circumstances (e.g., when there is evidence of impairment). At October 26, 2014, the Company concluded that there were no indicators of such impairment.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		October 26, 2014			January 26, 2014
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$146,925	$(51,045)	$95,880	$146,925	$(35,357)	$111,568
Customer relationships	7-10 years	28,630	(10,616)	18,014	28,630	(7,505)	21,125
Technology licenses (1)	5-10 years	4,842	(1,563)	3,279	3,842	(367)	3,475
Other intangibles assets	1-5 years	6,600	(6,355)	245	6,600	(5,824)	776
Total finite-lived intangible assets		$186,997	$(69,579)	$117,418	$185,997	$(49,053)	$136,944

(1)
Technology licenses relate to end-license agreements for intellectual property that is used by the Company in research and development activities and also has alternative future uses. Amortization expense related to technology licenses is reported as “Product development and engineering” in the condensed consolidated statements of income.

For the three months ended October 26, 2014 and October 27, 2013, amortization expense related to acquired finite-lived intangible assets was $6.4 million and $7.3 million, respectively. For the nine months ended October 26, 2014 and October 27, 2013, amortization expense related to finite-lived intangible assets was $19.3 million and $22.4 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as “Intangible amortization and impairments” in the condensed consolidated statements of income.
The estimated annual amount of future amortization expense for all finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer Relationships	Technology Licenses	Other Intangibles	Total
Remaining three months of fiscal year 2015	$5,231	$1,038	$455	$157	$6,881
Fiscal year 2016	20,919	4,149	1,798	88	26,954
Fiscal year 2017	20,919	4,149	1,026	—	26,094
Fiscal year 2018	20,919	4,130	—	—	25,049
Fiscal year 2019	17,507	4,000	—	—	21,507
Thereafter	10,385	548	—	—	10,933
Total expected amortization expense	$95,880	$18,014	$3,279	$245	$117,418

At October 26, 2014 and January 26, 2014, the Company had a total of $4.0 million of indefinite-lived intangible assets consisting of in-process Research and Development (“IPR&D”) from previous acquisitions for which development is continuing.
The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate.
Indefinite-lived intangible assets are measured at fair value on a non-recurring basis using Level 3 inputs in certain circumstances (e.g. when there is evidence of impairment). At October 26, 2014 the Company concluded that there were no indicators of impairment. During the nine month period ending October 27, 2013, the Company made the strategic decision to discontinue development of microwave products which resulted in the Company recording a $2.6 million impairment to IPR&D from the acquisition of Sierra Monolithics, Inc.
Note 9: Credit Facilities
On March 20, 2012, Semtech Corporation (“Semtech”) entered into a credit agreement with certain lenders (the “Prior Lenders”) and Jefferies Finance LLC, as administrative and collateral agent (the “Prior Credit Agreement”). Pursuant to the Prior Credit Agreement, the Prior Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $350.0 million (the “Prior Credit Facilities”), consisting of term A loans in an aggregate principal amount of $100.0 million (the “Term A Loans”) and term B loans in an aggregate principal amount of $250.0 million (the “Term B Loans”). The initial carrying amounts totaled $99.5 million (net of original issue discount of $0.5 million) for the Term A Loans and $247.5 million (net of original issue discount of $2.5 million) for the Term B Loans.
On May 2, 2013 (the “Closing Date”), Semtech, with each of its domestic subsidiaries as guarantors (the “Guarantors”), entered into a new Credit Agreement (the “New Credit Agreement”) with the lenders referred to therein (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. In accordance with the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “New Facilities”) for a five year term, consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving line of credit commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). The Revolving Commitments can be used as follows: up to $40.0 million for letters of credit, up to $25.0 million for swing line loans (as defined below), and up to $40.0 million for revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Swing line loans are Base Rate (as defined below) loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of October 26, 2014, there were no amounts outstanding under the letters of credit, swing line loans, and Alternative Currencies.
At the Closing Date, $326.6 million of borrowings were outstanding under the New Facilities consisting of $149.3 million of Term Loans and $177.3 million of Revolving Commitments, net of $1.4 million of debt discounts resulting from amounts paid to the Lenders. As a result of debt refinancing and changes in some of the Lenders, $0.8 million of debt discounts were expensed in the second quarter of fiscal year 2014 and $0.6 million was capitalized as of May 2, 2013 and is being amortized using the effective interest method over the five year term of the New Credit Agreement. The expense is included in “Interest expense, net” in the condensed consolidated statements of income. The proceeds from the New Facilities were used to repay in full the outstanding obligations of $327.5 million under the Prior Credit Facilities, which were terminated. The portion of the transaction associated with Prior Lenders was accounted for as a debt modification.
Deferred financing costs incurred in the second quarter of fiscal year 2014, in connection with the New Facilities, were approximately $2.2 million, of which $1.0 million was expensed, inclusive of certain legal costs directly related to the refinancing. Of this amount $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the New Facilities. The expense is included in “Interest expense, net” in the condensed consolidated statements of income for the nine months ended October 26, 2014.
As a result of the debt refinancing, the Company recorded a $7.1 million loss on debt modification of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities in the fiscal year ended January 26, 2014. The remaining $1.7 million of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities is being amortized over the five year terms of the New Facilities. The expense is included in “Interest expense, net” within the condensed consolidated statements of income for the nine months ended October 26, 2014.
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

Interest on loans made under the New Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) London Interbank Offered Rate (“LIBOR”) (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate (as published by The Wall Street Journal), (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Alternative Currencies, other than Canadian Dollars, accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by the administrative agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a Base Rate loan and swing line loan and quarterly for a Euro dollar rate loan. Interest is payable on the revolving line of credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional Term Loans, respectively. As of October 26, 2014, the interest rates payable on both the Term Loans and the Revolving Commitments was 1.90%.
As of October 26, 2014, there was $100.6 million outstanding under the Term Loans. Under the terms of the New Credit Agreement, the Company is required to make $4.7 million in quarterly principal payments on the Term Loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payments will increase to $7.5 million. Quarterly principal payments for Term Loans are due beginning on the last day of the Company’s fiscal quarter-end, beginning on October 27, 2013 and ending on April 30, 2018. The principal payments related to the Term Loans are due as follows: $4.7 million remaining in fiscal year 2015; $18.8 million in fiscal year 2016; $18.8 million in fiscal year 2017; $24.4 million in fiscal year 2018. The final remaining principal payment is due on the maturity date of May 1, 2018.
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $153.0 million at October 26, 2014 and is due on or before May 1, 2018. The Company may, upon notice to the administrative agent, at any time or from time to time voluntarily prepay the Term Loans or Revolving Commitments in whole or in part without premium or penalty. On June 3, 2013, the Company made an early prepayment of $26.0 million against the Term Loans. On July 14, 2014, the Company made a voluntary payment of $25.0 million against the Revolving Commitments.
All obligations of Semtech under the New Facilities are unconditionally guaranteed by each of the Guarantors and are secured by a first priority security interest in substantially all of the assets of Semtech and the Guarantors, subject to certain customary exceptions.
Semtech and the Guarantors are subject to customary covenants under the New Facilities, including the maintenance of a minimum interest ratio of 3.50:1.00 as of October 26, 2014 and a maximum total consolidated leverage ratio of 3.00:1.00 as of October 26, 2014. Semtech was in compliance with such financial covenants as of October 26, 2014.
The New Facilities also contain customary provisions pertaining to events of default. If any event of default occurs, the principal, interest, and any other monetary obligations on all the then outstanding amounts can become due and payable immediately.
Note 10: Interest Rate Derivative Agreement
In June 2012, in connection with the Prior Credit Agreement (see Note 9), Semtech entered into an interest rate cap agreement (“Cap Agreement”) with a $175.0 million notional amount and an upfront payment of $1.1 million. The Cap Agreement matures on February 22, 2016 and caps interest rates on one-month LIBOR at 1.00%.
The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million (see Note 9), permits Semtech to elect LIBOR or Base Rate loans. Since Semtech intends to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company. No ineffectiveness was recorded during the nine months ended October 26, 2014.

The Cap Agreement is recorded at estimated fair value at the end of each reporting period. The fair value of the Cap Agreement at October 26, 2014 was determined using Level 2 inputs, including observable market-based inputs such as interest rate curves and implied volatilities for similar instruments with similar contractual terms.
The Company has determined that the Cap Agreement is highly effective in offsetting future variable interest payments associated with the hedged portion of the Company’s New Credit Agreement. Gains or losses associated with the value of the Cap Agreement are initially reported in other comprehensive income or loss and amortized as an increase to interest expense through the maturity of the Cap Agreement. The amount of unrealized losses on the Cap Agreement recorded in “Accumulated other comprehensive income” at October 26, 2014 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $0.6 million.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

(in thousands)
Balance as of January 26, 2014	14,414
Reductions for settlements with tax authorities	(4,513)
Balance as of October 26, 2014	9,901
The gross unrecognized tax benefit (before federal impact of state items) was $9.9 million and $14.4 million at October 26, 2014 and January 26, 2014, respectively. Included in the balance of unrecognized tax benefits at October 26, 2014 and January 26, 2014, is $7.8 million and $12.3 million of net tax benefit (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate, subject to the valuation allowance.
The liability for UTP is reflected within the consolidated balance sheets as follows:

(in thousands)	October 26, 2014	January 26, 2014
Deferred tax assets - non-current	$7,582	$12,095
Other long-term liabilities	252	252
Total accrued taxes	$7,834	$12,347
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. The Company had approximately $293,000 of net interest and penalties accrued at October 26, 2014 and January 26, 2014.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the Company’s preliminary assessment following a November 2012 draft cleanup and abatement order, which has been reviewed under the October 2013 order pending the current appeal by the Company and other impacted parties, the Company has determined, with the assistance of an outside environmental consulting firm, that as of October 26, 2014, there is a likely range of probable loss between $2.7 million and $5.7 million. Given the yet unresolved status of the clean up and abatement order and uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company recorded the minimum amount of $2.5 million in the third quarter of fiscal year 2013. In the third quarter of fiscal 2015, the company revised the lower range of the estimate to $2.7 million. Accordingly the Company recognized $0.2 million in additional expense in the three and nine months ended October 26, 2014. This liability is reported as “Other long-term liabilities” in the condensed consolidated balance sheets. These estimates could continue to change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
Commercial Disputes
On November 13, 2014, Intrigo Systems, Inc. (“Intrigo”) filed a complaint in the Superior Court of the State of California, Alameda County, against Semtech seeking in excess of $2.7 million in monetary damages and an unspecified amount of punitive damages related to the termination of its consulting services agreement by Semtech with regard to the Company’s implementation of a new ERP software platform. Although the Company has not yet responded to the complaint, the Company intends to vigorously defend the lawsuit, based upon Intrigo’s failure to perform and numerous affirmative defenses. The Company also intends to bring affirmative counterclaims, including claims for fraud, against Intrigo for Intrigo’s misrepresentations and failure to perform under the services agreement. The Company does not believe that the outcome of this case will have a material impact on its consolidated financial statements.
Indemnification
The Company has entered into agreements with its current and former executives and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws contain comparable indemnification obligations with respect to the Company’s current directors and employees.
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
Earn-out Liability
Pursuant to the earn-out arrangement with stockholders of Cycleo SAS (“Cycleo”), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo over a period of four years beginning on April 30, 2012. For certain of the Cycleo stockholders, payment of the earn-out liability is contingent upon employment at the end of the four-year period and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment was included in the purchase price allocation at March 7, 2012. The Company had no liability recorded as of October 26, 2014 and a cumulative liability of $0.9 million as of January 26, 2014.

Note 13: Concentration of Risk
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Samsung Electronics (and affiliates)	10%	12%	11%	12%
Huawei Technologies	4%	10%	4%	10%
The following table shows the customer that has an outstanding receivable balance that represents at least 10% of total net receivables for the periods indicated:

	Balance as of
(percentage of net accounts receivable)	October 26, 2014	January 26, 2014
Samsung Electronics (and affiliates)	10%	13%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For the third quarter of fiscal years 2015 and 2014, approximately 41% and 34% , respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods.
In the third quarter of fiscal year 2015, authorized distributors accounted for approximately 54% of the Company’s net sales compared to approximately 42% in the third quarter of fiscal year 2014. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the third quarter of fiscal year 2015, the Company’s two largest distributors were based in Asia.

Note 14: Segment information
Segment Information
In the second quarter of fiscal year 2015, the Company completed the reassessment of its operations in light of its restructuring efforts (discussed in Note 16). Based on this reassessment, the Company identified four operating segments. The Company’s CEO continues to function as the CODM. The Company’s CODM makes operating decisions and assesses performance based on these operating segments. Three of the operating segments: Protection, Power and High Reliability Products; Signal Integrity Products; and Wireless, Sensing and Timing Products, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the “Semiconductor Products Group”. The Company concluded that the remaining operating segment, the Systems Innovation Group, could not be aggregated with the other operating segments and did not meet the thresholds for a separate reportable segment as defined by the guidance regarding segment disclosure. Therefore the Company has classified it as “All others” in the tables below. Historically, the Company has shown “All others” as part of the Company’s one reportable segment for the three and nine month periods ended October 27, 2013. The reportable segment has been reclassified for comparison purposes for the three and nine month periods ended October 27, 2013. The Company’s assets are commingled among the various reporting units and the CODM does not use that information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment below.

Net sales by segment are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Semiconductor Products Group	$148,435	$137,389	$425,630	$454,097
All others	455	3,637	1,861	14,346
Total	$148,890	$141,026	$427,491	$468,443
Income by segment and reconciliation to consolidated operating income:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Semiconductor Products Group	$39,905	$29,272	$106,383	$110,431
All others	(3,185)	(885)	(7,234)	(539)
Operating Income by segment	36,720	28,387	99,149	109,892
Items to reconcile segment operating income to consolidated income before taxes
Intangible amortization and impairments	6,423	7,349	19,292	25,016
Stock-based compensation expense	7,935	6,829	21,056	21,610
Inventory write-down	—	—	1,052	—
Restructuring charges	—	—	1,001	—
Other non-segment related expenses	(762)	606	(261)	2,042
Amortization of fair value adjustments related to acquired PP&E	314	338	993	3,424
Interest expense, net	1,462	1,818	4,437	16,462
Non-operating (income) expense, net	(216)	259	407	1,264
Income before taxes	$21,564	$11,188	$51,172	$40,074
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Asia-Pacific	72%	71%	74%	73%
North America	18%	16%	15%	16%
Europe	10%	13%	11%	11%
	100%	100%	100%	100%

The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for one or more of the periods presented:

	Three Months Ended		Nine Months Ended
(percentage of total sales)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
China (including Hong Kong)	41%	36%	37%	34%
United States	10%	17%	12%	16%
Japan	10%	10%	11%	11%
South Korea	9%	10%	9%	11%

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Domestic	$(2,858)	$(3,746)	$(13,997)	$(21,991)
Foreign	24,422	14,934	65,169	62,065
Total	$21,564	$11,188	$51,172	$40,074

Note 15: Stock Repurchase Program
The Company maintains an active stock repurchase program which was approved by Semtech's Board of Directors (the “Program”). The Program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock from time to time through negotiated or open market transactions. In August 2013 the Company announced an additional $50.0 million expansion of the Program, for a total authorized Program of $100.0 million. In November 2014, the Company announced that the Board of Directors authorized an additional $28.4 million of repurchases under the Program, which together with the $21.6 million remaining under the Program, brought the total current authorization to $50.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. As of October 26, 2014, the Company had repurchased an aggregate $78.4 million in shares of common stock under the Program.

In the first nine months of fiscal year 2015, the Company repurchased 1,578,869 shares for $40.9 million. In the first nine months of fiscal 2014, the Company repurchased 484,698 for $15.0 million.
The Company currently intends to hold the repurchased shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and vested restricted stock units.

Note 16: Restructuring

In the fourth quarter of fiscal year 2014, the Company made a strategic decision to reduce its investment in the long-haul optical market, realign its product groupings and align spending to current demand levels. As a result of these actions, the Company recorded restructuring charges of $1.0 million in the nine months of fiscal year 2015. The Company recorded no restructuring charges in the third quarter of fiscal year 2015. Restructuring related liabilities are included in “Accrued liabilities” within the condensed consolidated balance sheets as of October 26, 2014 and January 26, 2014, respectively.

The following table summarizes the restructuring activity for the nine months ended October 26, 2014:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 26, 2014	1,387	1,245	2,632
Charges	378	623	1,001
Cash payments	(1,719)	(1,686)	(3,405)
Reclassifications	—	(115)	(115)
Balance at October 26, 2014	$46	$67	$113

Restructuring charges are presented in “Restructuring charge” within the condensed consolidated statements of income. The Company does not expect to incur additional costs related to this restructuring event.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”).
Overview
Semtech Corporation (together with its consolidated subsidiaries, the “Company”, “we”, “our”, or “us”) designs, develops, manufactures and markets high-performance analog and mixed signal semiconductor products. We operate and account for results in one reportable segment. In the second quarter of fiscal year 2015, the Company reassessed its operations in light of its recent restructuring efforts undertaken in the fourth quarter of fiscal year 2014 and first quarter of fiscal year 2015. Based on this reassessment, the Company has identified a total of four operating segments. Three of the operating segments aggregate into one reportable segment. The remaining operating segment could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. Therefore, the Company operates and accounts for its results in one reportable segment and one non-reportable segment. See Note 14 to our unaudited condensed consolidated financial statements.

Our product lines include:
Protection, Power and High-Reliability Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors (“TVS”). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge or secondary lightning surge energy, can permanently damage sensitive complementary metal-oxide-semiconductor (“CMOS”) integrated circuits (“ICs”). Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD TVs, set-top boxes, tablets, computers, notebooks, base stations, routers, automobile, and industrial instruments.
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
We also sell proprietary advanced wired communication, ultra-high speed Serializer/Deserializer (“SerDes”) products for long-haul optical transport communication. These ICs perform transmission functions used in high-speed networks at 40Gbps and 100Gbps. We have ceased development of new products for this market due to our strategic decision to reduce investment in the long-haul optical market in the fourth quarter of fiscal 2014, but we continue to service our existing customer base and we will continue to leverage the underlying in-process Research and Development (“IPR&D”) on other products.
Wireless, Sensing and Timing Products. We design, develop and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and networking applications, and specialized sensing products used in industrial and consumer applications. Our wireless products feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments, making them particularly suitable for machine to machine (“M2M”) and Internet of Things (“IoT”) applications. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Specifically, the proximity sensing capability of our devices enable advanced user interface solutions for mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets. The timing and synchronous products used in packet based communication networks provide leading edge timing solutions where IEEE1588 packet synchronization is used.
Systems Innovation Group. Our Systems Innovation Group combines the analog/mixed signal design competencies from our previous Sierra Monolithics, Inc. and Gennum Corporation acquisitions and is chartered with developing innovative analog/mixed signal IP for emerging systems. These IP cores are targeted at the Datacenter, Cloud Computing and Storage Networking markets and complement our rapidly growing library of analog/mixed signal IP Cores that have been developed over several years by our Snowbush IP team based in Canada. We also have developed advanced products in Data Converter IP at the latest, cutting edge CMOS process nodes that are targeted at high performance radar and digital microwave systems. We believe this IP will contribute a critical part of the future IP and product roadmap for the Company.
Our sales by product line are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Protection, Power Management and High-Reliability	$69,407	$60,716	$196,949	$200,968
Signal Integrity	56,345	60,911	167,856	203,248
Wireless, Sensing and Timing	22,683	15,762	60,825	49,881
Systems Innovation	455	3,637	1,861	$14,346
Total	$148,890	$141,026	$427,491	$468,443
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the third quarters of fiscal years 2015 and 2014 represented 47% and 49% of net sales, respectively. Sales made directly to customers during the third quarters of fiscal years 2015 and 2014 were 46% and 58% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Germany, Poland, United Kingdom and Israel. For the third quarter of fiscal years 2015 and 2014, approximately 41% and 34%, respectively, of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the third quarter of fiscal years 2015 and 2014 constituted approximately 90% and 83%, respectively, of our net sales. Approximately 81% and 86% of foreign sales during the third quarters of fiscal years 2015 and 2014, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
Upon completing the reassessment of our strategic options in January 2014, we decided to reduce the level of investments that we are making in the long-haul optical market. This reduction in investment is expected to significantly impact our ability to generate future revenue from the long-haul optical market. This anticipated reduction in potential future revenue resulted in us recording significant impairments of goodwill and other intangibles as well as certain long-lived assets in the fourth quarter of fiscal year 2014. Additionally, we incurred $1.0 million and $3.1 million of restructuring costs in the first quarter of fiscal year 2015 and the fourth quarter of fiscal year 2014, respectively, to terminate certain contract commitments and to provide for certain severance benefits to employees who were terminated as a result of these investment reductions. We completed the restructuring activities in the first quarter of fiscal year 2015.
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
Fiscal Periods
We report results on the basis of 52 or 53 week annual periods and end our fiscal year on the last Sunday in January. The interim periods generally end on the last Sunday of April, July and October. All interim periods consist of 13 weeks, with the exception of one 14-week interim period in 53-week fiscal years. The three and nine month periods presented in this discussion for fiscal years 2015 and 2014 consisted of 13 and 39 weeks, respectively.
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
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these arrangements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs which is expected to approximate actual costs at the date of sale. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded within the condensed consolidated balance sheets under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2014 or the first nine months of fiscal year 2015.

The following table summarizes the deferred revenue balance:

(in thousands)	October 26, 2014	January 26, 2014
Deferred revenue	$7,680	$7,179
Deferred cost of revenue	1,810	1,698
Deferred revenue, net	5,870	5,481
Deferred product design and engineering recoveries	1,989	1,786
Total deferred revenue	$7,859	$7,267
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
Results of Operations
The following table sets forth, for the periods indicated, our condensed consolidated statements of income expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.0%	40.9%	40.2%	39.9%
Gross profit	60.0%	59.1%	59.8%	60.1%
Operating costs and expenses:
Selling, general and administrative	21.3%	21.9%	22.2%	21.1%
Product development and engineering	19.1%	22.7%	19.7%	21.3%
Intangible amortization	4.3%	5.2%	4.5%	4.8%
Intangible asset impairments	—%	—%	—%	0.6%
Restructuring charge	—%	—%	0.2%	—%
Total operating costs and expenses	44.7%	49.7%	46.7%	47.7%
Operating income	15.3%	9.4%	13.1%	12.3%
Interest expense, net	(1.0)%	(1.3)%	(1.0)%	(3.5)%
Non-operating income (expense), net	0.1%	(0.2)%	(0.1)%	(0.3)%
Income before taxes	14.5%	7.9%	12.0%	8.6%
Provision (benefit) for taxes	2.6%	(0.9)%	1.8%	(1.3)%
Net income	11.8%	8.8%	10.1%	9.9%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Domestic	$(2,858)	$(3,746)	$(13,997)	$(21,991)
Foreign	24,422	14,934	65,169	62,065
Total	$21,564	$11,188	$51,172	$40,074

Domestic loss from continuing operations includes amortization of acquired intangible assets and higher levels of stock-based compensation compared to foreign operations.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU“) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers.  Public entities are required to apply the amendments on either a full- or modified retrospective basis for annual periods beginning after December 15, 2016 and for interim periods within those periods. This update will be effective for us beginning in the first quarter of fiscal year 2018. Early adoption is not permitted.  We are currently assessing the basis of adoption and evaluating the impact of the adoption of this update on our consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU 2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The accounting update is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not believe that the adoption of this update will have a material impact on our consolidated financial statements.

Comparison of the Three Months Ended October 26, 2014 and October 27, 2013
Concurrent with the realignment of our business into four operating segments, we reclassified a limited number of products to better reflect the served end-markets. All periods presented in the following summary of sales by major end-market reflect our current classification methodology:

	Three Months Ended
(in thousands, except percentages)	October 26, 2014		October 27, 2013
High-End Consumer (1)	$51,309	35%	$38,560	28%
Industrial and Other	38,797	26%	34,238	24%
Communications	28,815	19%	39,925	28%
Enterprise Computing	29,969	20%	28,303	20%
Total	$148,890	100%	$141,026	100%

(1)
Approximately $12.2 million and $10.3 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the third quarter of fiscal years 2015 and 2014, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the third quarter of fiscal year 2015 were $148.9 million, an increase of 6% compared to $141.0 million for the third quarter of fiscal year 2014.
In the third quarter of fiscal year 2015, the Protection, Power and High-Reliability Product Group enjoyed broad strength across the high-end consumer end market and continued demand from the industrial end market which was partially offset by weaker results from the computing and communications end markets. In the fourth quarter of fiscal year 2015, we expect net sales for this group to decline significantly compared to the third quarter of fiscal 2015, as a result of softer demand from our Korean smartphone customers as they are expected to reduce their end of year inventories below average seasonal amounts.
Net sales in the third quarter of fiscal year 2015 for the Signal Integrity Product Group were down 7% compared to the third quarter of fiscal year 2014 as a result of a $19.6 million reduction in demand for 40Gbps and 100Gbps SerDes products following customer transitions from these products as we reduced our investment in the long-haul optical market, that was partially offset by robust growth in demand for our other communications products. In the fourth quarter of fiscal year 2015, we expect net sales for this group to decline compared to the third quarter of fiscal year 2015 as a result of lower sales into the base-station market primarily within China.
Growth within the Wireless, Sensing and Timing Product Group in the third quarter of fiscal year 2015, in comparison to the third quarter of fiscal year 2014, was driven by strength in the high-end consumer and industrial end markets. The strength within the high-end consumer end market reflects the benefit of a one-time $4.1 million sale to our lead 3D Touch Sensing customer. In the fourth quarter of fiscal year 2015, we expect net sales for this group to decline as a result of lower sales of our 3D Touch Sensing products.

Gross Profit
In the third quarter of fiscal year 2015, gross profit increased to $89.3 million from $83.4 million in the third quarter of fiscal year 2014 on higher sales. Gross profit margins increased to 60.0% in the third quarter of fiscal year 2015 from 59.1% in the third quarter of fiscal year 2014 driven by a more favorable mix of product sales.
In the fourth quarter of fiscal year 2015, we expect our gross profit margin to be relatively flat in comparison to the third quarter of fiscal year 2015 as the benefit of the non-recurrence of the unfavorable gross margin impact from the 3D Touch Sensing customer termination is expected to be offset by a lower mix of higher margin revenue from our Signal Integrity products.

Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	October 26, 2014		October 27, 2013
Selling, general and administrative	$31,692	47%	$30,849	44%	3%
Product development and engineering	28,401	43%	31,948	46%	(11)%
Intangible amortization	6,423	10%	7,349	10%	(13)%
Total operating costs and expenses	$66,516	100%	$70,146	100%	(5)%

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $0.8 million in the third quarter of fiscal year 2015 compared to the same quarter of fiscal year 2014. This was primarily due to higher salary and commission expense related to higher revenues, partially offset by lower reserves for bad debt.
We expect SG&A costs to decrease by approximately 3.8% in the fourth quarter of fiscal year 2015, compared to the third quarter of fiscal year 2015, as a result of lower compensation costs associated with our holiday shutdown and lower supplemental compensation resulting from lower levels of projected revenue.

Product Development and Engineering Expenses
Product development and engineering expenses decreased by $3.5 million in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014 as a result of our lower levels of investment in the long-haul optical market associated with our decision to reduce our focus in this market in connection with the previously disclosed fourth quarter 2014 restructuring activities.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
We expect product development and engineering expenses to decrease by approximately 1% in the fourth quarter of fiscal year 2015, as compared to the third quarter of fiscal year 2015, as a result of lower compensation costs associated with our holiday shutdown.

Intangible Amortization and Impairments
Intangible amortization was $6.4 million and $7.3 million in the third quarter of fiscal years 2015 and 2014, respectively. The 12.6% decrease is primarily the result of the $29.9 million impairment of intangible assets that was recorded in the fourth quarter of fiscal year 2014 in connection with our restructuring actions discussed above, which reduced the ongoing rate of amortization experienced subsequent to the restructuring. Intangible amortization is expected to be flat in the fourth quarter of fiscal year 2015 as compared to the third quarter of fiscal year 2015.
There were no impairments of intangible assets in the third quarter of fiscal years 2015 and 2014.
Interest Expense, Net
Interest and amortization of debt discount and expense was $1.5 million and $1.8 million in the third quarter of fiscal year 2015 and 2014, respectively. The $0.4 million decrease is primarily related to lower levels of outstanding debt under our credit facilities.
Interest and amortization of debt discount and expense is expected to be approximately $1.5 million in the fourth quarter of fiscal year 2015.
Non-operating Income (Expense), Net
Non-operating income (expense), net includes interest income from our investments and the impact of foreign exchange activity related to cash balances and liabilities held in local currencies.

Income Taxes
In the third quarter of fiscal year 2015, we recorded an income tax provision of $3.9 million compared to a $1.3 million income tax benefit in the third quarter of fiscal year 2014. The effective tax rates for the third quarter of fiscal years 2015 and 2014 were a provision of 18.3% and a benefit of 11.3%, respectively. In the fourth quarter of fiscal year 2014, we concluded that as a result of having a three year cumulative loss in the United States (“U.S.”) and Canada, we could no longer support the more likely than not standard for realizing our deferred tax assets in these jurisdictions. Accordingly, in the fourth quarter of fiscal year 2014, we recorded a full valuation allowance on our deferred tax assets in the U.S. and Canada. The effective tax rate in the third quarter of 2015 is higher than the effective tax rate in the third quarter of 2014, due to the fact that we no longer benefit from U.S.-based losses in our effective tax rate.
Our effective tax rate in the third quarter of fiscal year 2015 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are indefinitely reinvested outside of the U.S. We receive an income tax benefit from tax differentials due to our presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than U.S. federal tax rates. We are currently not aware of any uncertainties or trends relating to foreign tax differentials that could significantly impact our income taxes in future periods.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Comparison of the Nine Months Ended October 26, 2014 and October 27, 2013
Concurrent with the realignment of our business into four operating segments, we reclassified a limited number of products to better reflect the served end-markets. All periods presented in the following summary of sales by major end-market reflect our current classification methodology:

	Nine Months Ended
(in thousands, except percentages)	October 26, 2014		October 27, 2013
High-end Consumer (1)	$136,091	32%	$134,713	29%
Industrial and Other	107,743	25%	115,709	25%
Communications	96,595	23%	132,506	28%
Enterprise Computing	87,062	21%	85,515	18%
Total	$427,491	100%	$468,443	100%

(1)
Approximately $36.7 million and $35.5 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first nine months of fiscal years 2015 and 2014, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the first nine months of fiscal year 2015 were $427.5 million, a decrease of 8.7% compared to $468.4 million for the first nine months of fiscal year 2014.
Lower revenue in the first nine months of fiscal year 2015 as compared to the first nine months of fiscal 2014 resulted from a significant decline in revenue from the long-haul optical market as customers continued to transition away from some of our 40Gbps and 100Gbps SerDes class products. Specifically we recognized $19.1 million in revenue for the long-haul optical market in the first nine months of fiscal year 2015 compared to $81.9 million in the first nine months of fiscal year 2014. The decline in net sales attributable to the communications end-market is composed of the precipitous decline in 40Gbps and 100Gbps SerDes revenue which was partially offset by a significant increase in demand from the base station market, primarily in China.  Net sales for the enterprise computing end-market increased $1.5 million due to higher demand for our Signal Integrity products into datacenter and passive networking applications.

Gross Profit
In the first nine months of fiscal year 2015, gross profit decreased to $255.6 million from $281.4 million in the first nine months of fiscal year 2014 as a result of significantly lower revenue. Gross profit margins decreased to 59.8% in the first nine months of fiscal year 2015, compared to 60.1% in the first nine months of fiscal year 2014, reflecting the impact of a $1.1 million charge related to our decision to reduce investments in the long-haul optical market.

Operating Costs and Expenses

	Nine Months Ended				Change
(in thousands, except percentages)	October 26, 2014		October 27, 2013
Selling, general and administrative	$94,935	47%	$98,958	44%	(4)%
Product development and engineering	84,387	42%	99,632	45%	(15)%
Intangible amortization	19,292	10%	22,416	10%	(14)%
Intangible asset impairments	—	—%	2,600	1%	(100.0)%
Restructuring charge	1,001	1%	—	—%	100%
Total operating costs and expenses	$199,615	100%	$223,606	100%	(11)%

Selling, General and Administrative Expenses
SG&A expenses decreased by $4.0 million in the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014. This was primarily due to lower salaries and commission expense directly related to lower revenues as well as lower compensation expense associated with the earn-out arrangement with current employees that were formerly shareholders of Cycleo SAS.

Product Development and Engineering Expenses
Product development and engineering expenses decreased by $15.2 million in the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014 as a result of significantly lower levels of investment in the long-haul optical market.
Intangible Amortization and Impairments
Intangible amortization was $19.3 million and $22.4 million in the first nine months of fiscal years 2015 and 2014, respectively. The $3.1 million decrease is primarily the result of the $29.9 million impairment of intangible assets that was recorded in the fourth quarter of fiscal year 2014 in connection with our restructuring actions discussed above.
Intangible asset impairments were $2.6 million in the first nine months of fiscal year 2014. There were no impairments of intangible assets in the first nine months of fiscal year 2015. The $2.6 million impairment resulted from our strategic decision to discontinue development of microwave products in the second quarter of fiscal year 2014.
Restructuring
We incurred $1.0 million for restructuring charges in the first nine months of fiscal year 2015 for employee severance and lease termination costs related to our decision in January 2014 to reduce our investment in the long haul optical market, realign product groupings, and align spending with anticipated demand levels.
Interest Expense, Net
Interest and amortization of debt discount and expense was $4.4 million and $16.5 million in the first nine months of fiscal year 2015 and 2014, respectively. The $12.0 million decrease is primarily related to the $7.1 million charge that was recorded in the second quarter of fiscal year 2014 for unamortized deferred financing costs and original issue discount related to the debt modification in connection with the refinancing of our senior secured first lien credit facilities (see Note 9 to our unaudited condensed consolidated financial statements). The remainder of the decrease was due to lower levels of outstanding debt under our credit facilities and more favorable interest rates resulting from the debt refinancing that occurred in the second quarter of fiscal year 2014.
Non-operating Income (Expense), Net
Non-operating Income (expense), net includes interest income from our investments and the impact of foreign exchange activity related to cash balances and liabilities held in local currencies.
Income Taxes
In the first nine months of fiscal year 2015, we recorded an income tax provision of $7.8 million compared to an income tax benefit of 6.3 million in the first nine months of fiscal year 2014. The effective tax rates for the first nine months of fiscal years 2015 and 2014 were a provision of 15.2% and a benefit of 15.6%, respectively. In the fourth quarter of fiscal year 2014, we concluded that as a result of having a three year cumulative loss in the U.S. and Canada, we could no longer support the more likely than not standard for realizing our deferred tax assets in these jurisdictions. Accordingly, in the fourth quarter of fiscal year 2014, we recorded a full valuation allowance on our deferred tax assets in the U.S. and Canada. The effective tax rate in the first nine months of 2015 is higher than the effective tax rate in the first nine months of 2014 due to the fact that we no longer benefit from U.S. based losses in our effective tax rate.
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
As of October 26, 2014, our total stockholders’ equity was $559.5 million. At that date we also had approximately $232.5 million in cash and temporary investments, $0.6 million in long-term investments, and $252.9 million of borrowings, net of debt discount.
Our primary sources and uses of cash for the corresponding periods are presented below:

	Nine Months Ended
(in millions)	October 26, 2014	October 27, 2013
Sources of Cash
Operating activities	$94.5	$87.4
Proceeds from exercise of stock options	8.0	14.8
Proceeds from sale of investments	3.1	9.5
Issuance of debt, net of discount and debt issuance cost	—	324.4
	$105.6	$436.1
Uses of Cash
Capital expenditures on property, plant and equipment, net of sale proceeds	(25.4)	(30.7)
Purchases of cost method investments	(3.6)	—
Payment for employee stock-based compensation payroll taxes	(6.3)	(8.7)
Purchases of investments	—	(1.1)
Payment of long-term debt	(39.1)	(363.8)
Repurchase of common stock	(40.9)	(15.0)
Purchase of intangible assets	(1.0)	(2.6)
	$(116.3)	$(421.9)
Effect of exchange rate increase on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	$(10.7)	$14.2
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 26, 2014, our foreign subsidiaries held approximately $135.0 million of cash and cash equivalents compared to $219.3 million at January 26, 2014. The significant decline in cash held by our foreign subsidiaries is attributable to the partial settlement of an intercompany note with the domestic parent company which resulted in $100.0 million being transferred to Semtech Corporation (“Semtech”). Of the $135.0 million held by our foreign subsidiaries, we believe approximately $38.1 million could be returned to the U.S. tax free to settle an intercompany loan. An additional $17.4 million of earnings previously taxed in the U.S. could be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. As of October 26, 2014, our foreign subsidiaries had $455.6 million of unremitted earnings for which no Federal or state taxes have been provided. We currently do not need these earnings for investment in our domestic operations, thus our assertion regarding the permanent investment of these earnings.
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
Operating cash flow for the first nine months of fiscal year 2015 was impacted by several significant non-cash transaction related items including $36.2 million of depreciation, amortization, and impairment expense and $21.1 million of stock-based compensation expense.
Investing Activities
Cash used for investing activities is primarily attributable to capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.
Capital expenditures were $25.5 million for the first nine months of fiscal year 2015 compared to $30.8 million for the first nine months of fiscal year 2014. The decrease was due to significant purchases of equipment to expand our test capacity, support engineering and manufacturing functions and investments in our new Enterprise Resource Planning (“ERP”) software during the first nine months of fiscal year 2014. Current capital expenditures reflect a moderation in the investments in test and manufacturing equipment along with continued development of our ERP software platform.
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
On May 2, 2013, we entered into a new credit agreement with certain lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the “New Credit Agreement”), which replaced the Prior Credit Agreement. In accordance with this New Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million. We incurred loan fees of $2.2 million during the second quarter of fiscal year 2014, of which $1.0 million was expensed, and $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the agreement. Payments of long-term debt in the first nine months of fiscal year 2015 include $14.1 million of scheduled principal payments and $25.0 million of voluntary principal payments. Under the terms of the New Credit Agreement, we are required to make $4.7 million in quarterly principal payments on the term loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payment will increase to $7.5 million. As of October 26, 2014, we have $100.6 million outstanding under our term loans and $153.0 million outstanding under the revolving commitments.
We currently have in effect a stock repurchase program (the “Program”). This Program represents one of our principal efforts to return value to our stockholders. In the first nine months of fiscal years 2015 and 2014, we repurchased 1,578,869 shares and 484,698 shares under this Program for $40.9 million and 15.0 million, respectively.
In the first nine months of fiscal year 2015, we received $8.0 million in proceeds from the exercise of stock options compared to $14.8 million in the first nine months of fiscal year 2014.
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
Contractual Obligations
There were no material changes in our contractual obligations during the first nine months of fiscal year 2015 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014 filed with the SEC on March 27, 2014.
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
We make available free of charge, either by direct access on our website or by a link to the SEC website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

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
On June 18, 2012, we entered into the Cap Agreement to fulfill the requirements of our Prior Credit Agreement. The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million, permits the Company to elect London Interbank Offered Rates (“LIBOR”) or Base Rate loans (as defined in Note 9 to our unaudited condensed consolidated financial statements). Since we intend to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company.
We do not engage in the trading of derivative financial instruments in the normal course of business. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $0.6 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would decrease the fair value of our new variable-rate debt by approximately $2.5 million.

ITEM 4.	Controls and Procedures
Disclosure Controls
The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
During the fiscal quarter ended October 26, 2014, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors
You should carefully consider and evaluate all of the information in this Quarterly Report on Form 10Q and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014 filed with the SEC on March 27, 2014. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 26, 2014 filed with the SEC on March 27, 2014, with the exception of modifications to the risk factor related to the planned implementation of our new ERP software platform under “Risks Relating to our Business Strategies, Personnel and Other Operations”. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for a discussion of certain factors that may affect our future performance.
Risks Relating to our Business Strategies, Personnel and Other Operations
Our decision to implement a new Enterprise Resource Planning (“ERP”) software platform has been subject to delay, could be subject to further delays, may cost more than expected and could interrupt operations during and following the implementation.
We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business. In order to continue to support our growth, we are currently making significant technological upgrades by implementing SAP’s ERP software and making related enhancements to our integrated financial and supply chain management systems. ERP implementations are complex, time-consuming and expensive projects that involve substantial investments over a multi-year time-frame and often result in a diversion of resources from other operations.
Our new ERP software platform has involved, and will continue to involve, substantial expenditures on system hardware and software, as well as design, development and implementation activities. Our cost estimates related to our new ERP system are based on assumptions which are subject to wide variability, require a great deal of judgment and are inherently uncertain. We have encountered, and we may continue to encounter, the need for changes in design or revisions of the project calendar and budget, including incurring expenses at an earlier or later time than currently anticipated.
Operational disruptions during the course of the ERP implementation or delays in implementation could materially impact our operations. For example, our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired while we are making these enhancements, as well as after we complete the implementation. We have already experienced delays in the implementation of the ERP software platform and there is no guarantee that other delays will not take place. To the extent that the ERP system implementation cannot be completed in a timely and cost efficient manner, or there are significant problems with the transition to the new ERP system, our business, results of operations and financial results could be adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the third quarter of fiscal year 2015.

Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the third quarter of fiscal year 2015.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2014 (07/28/14-08/24/14)	—	$—	—	$42.5	million
September 2014 (08/25/14-09/21/14)	251,712	26.47	251,712	35.8	million
October 2014 (09/22/14-10/26/14)	565,863	25.17	565,863	$21.6	million
Total activity	817,575	$25.57	817,575

(1)
The Company maintains an active stock repurchase program which was approved by Semtech’s Board of Directors. The Program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock from time to time through negotiated or open market transactions. In August 2013 the Company announced an additional $50.0 million expansion of the Program, for a total authorized Program of $100.0 million. In November of 2014 the Company announced that the Board of Directors authorized an additional $28.4 million of repurchases under the Program, which together with the $21.6 million remaining under the Program, brought the total current authorization to $50.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. As of October 26, 2014, the Company had repurchased an aggregate $78.4 million shares of common stock under the Program.

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

SEMTECH CORPORATION
Registrant

Date: December 5, 2014	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: December 5, 2014	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer