Form 10-K
period 2015-01-25
SEMTECH CORP
filed 2015-03-30
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 25, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $21.80 on the NASDAQ Global Select Market) as of July 27, 2014 was approximately $1.3 billion. Stock held by directors, officers and shareholders owning 10% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of Common Stock, $0.01 par value per share, outstanding at March 20, 2015: 67,818,913
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in Part III, Item numbers 11, 12, 13 and 14 and portions of Item 10 of this report to: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 18, 2015, to be filed no later than 120 days after the end of the registrant’s fiscal year ended January 25, 2015.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 25, 2015

Unless the context otherwise requires, the use of the terms “Semtech,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refers to Semtech Corporation and, as applicable, its consolidated subsidiaries.

Special Note Regarding Forward-Looking and Cautionary Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “estimate,” “should,” “will,” “designed to,” “projections,” or “business outlook,” or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the Company’s ability to remediate the material weakness in its internal controls over financial reporting, fluctuation in the Company's future results; downturns in the business cycle; reduced demand for the Company's products due to the global economic conditions; business interruptions; the Company's reliance on a limited number of suppliers and subcontractors for component and materials; potentially insufficient liability insurance if the Company's products are found to be defective; the Company maybe unsuccessful in developing and selling new products; the Company's products failing to meet industry standards; the Company's inability to protect intellectual property rights; the Company suffering losses if its products infringe the intellectual property rights of others; the Company's need to commit resources to product production prior to receipt of purchase commitments; increased business risk from foreign customers; the Company's foreign currency exposures; potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries; export restrictions and laws affecting the Company's trade and investments; competition against larger, more established entities; the loss of any one of the Company's significant customers; volatility of customer demand; termination of a contract by a distributor; government regulations and other standards that impose operational and reporting requirements; the Company's failure to comply with applicable environmental regulations; compliance with conflict minerals regulations; changes in tax laws and review by taxing authorities; taxation of the Company in other jurisdictions; the Company's failure to maintain effective internal control over financial reporting and disclosure controls and procedures; potential government investigations and inquiries; loss of the Company's key personnel; risks associated with companies the Company has acquired in the past and may acquire in the future and the Company's ability to successfully integrate acquired businesses and benefit from expected synergies; the Company's ability to generate cash to service its debt obligations; restrictive covenants in the Company's credit agreement which may restrict its ability to pursue its business strategies; the Company's reliance on certain critical information systems for the operation of its business; costs associated with the Company's indemnification of certain customers, distributors and other parties; the Company's share price could be subject to extreme price fluctuations; the Company's ability to realize expected benefits of the implementation of a new enterprise resource planning ("ERP") system; and disruption of the Company's operations caused by the adjustment to the new ERP system and the transition from the Company's legacy systems and databases. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Annual Report on Form 10-K, including, without limitation, information under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.

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
High-End Consumer: handheld products, smartphones, set-top boxes, digital televisions, tablets, digital video recorders and other consumer equipment.
Industrial: video broadcast studio equipment, automated meter reading, Internet of Things ("IoT"), smart grid, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Our end-customers are primarily original equipment manufacturers and their suppliers, including Cisco Systems, Inc., Huawei Technologies Co., Ltd., LG Electronics, Sharp Corporation, Nokia Solutions and Networks, Itron, Inc., Apple, Inc., Phonak International, Samsung Electronics Co. Ltd., Google Inc., Amazon.com Inc., and ZTE Corporation.
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

Leverage our rare analog/mixed signal design expertise
We have developed a strategy to invest heavily in human resources needed to define, design and market high-performance analog and mixed signal platform products. We have built a team of experienced engineers who combine industry expertise with advanced semiconductor design expertise to meet customer requirements and enable our customers to get their products to market rapidly. We intend to leverage this strategy to achieve new levels of integration, power reduction and performance, enabling our customers to achieve differentiation in their end systems.
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
Focus on fast-growing market segments and regions
We have chosen to target the analog/mixed signal sub-segments of some of the fastest growing end-markets. We participate in these markets by focusing on specific product areas within the analog and mixed-signal market, including products for handheld equipment, mobile equipment, enterprise computing equipment, high-end consumer equipment, communications infrastructure and certain broad-based industrial markets. All of these markets are characterized by their need for leading-edge, high-performance analog and mixed-signal semiconductor technologies.
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
Our products address these market trends by providing solutions that are ultra-low power thus extending battery life, small form factor enabling smaller more mobile devices, highly integrated enabling more functionality within devices and high performance enabling product differentiation within our customer base. Additionally, as communications functions are increasingly integrated into a range of systems and devices, these products require analog sensing, processing and control capabilities, which increases the number and size of our end-markets.
We believe that certain emerging geographies, such as China and South America, represent opportunities for added sales and end-customer diversity. Accordingly, we have bolstered our efforts in these regions to enhance our ability to expand our customer base.
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
Products and Technology
We design, develop, manufacture and market high-performance analog and mixed-signal semiconductor products. We operate and account for results in one reportable segment through four product lines: Protection, Power and High-Reliability, Signal Integrity, Wireless, Sensing and Timing; and Systems Innovation.
On January 13, 2015, we completed the acquisition of certain assets of EnVerv, Inc. (“EnVerv”), a privately held company developing innovative products in the Smart Grid and Power Line Communication (“PLC”) market place. This transaction, which was accounted for using the acquisition method of accounting, complements our business in the Metering and Machine to Machine (“M2M”) markets. It is expected that the EnVerv PLC platform combined with our LoRa Wireless Platform will create a highly differentiated and compelling offering to the energy management, smart grid, IoT and residential gateway markets.
On March 20, 2012, we acquired, through our wholly-owned subsidiary Semtech Canada Inc., all outstanding equity interests of Gennum Corporation (“Gennum”) (TSX: GND), a leading supplier of high speed analog and mixed-signal semiconductors for the optical communications and video broadcast markets.
Our primary reasons for the acquisition were to broaden our existing portfolio of high performance analog/mixed signal platforms and to acquire a portfolio of high-speed data communications and video platforms to create one of the industry’s most complete and robust high-speed analog and mixed signal portfolios. In addition, Gennum’s strong position in the emerging high-definition (“HD”) video surveillance market further diversifies our portfolio of high-performance analog semiconductors and provides cross-selling potential with the combined customer base.
On March 7, 2012, we completed the acquisition of Cycleo SAS (“Cycleo”), a privately held company based in France that develops intellectual property (“IP”) for wireless long-range semiconductor products used in smart metering and other industrial and consumer markets. This transaction, which was accounted for using the acquisition method of accounting, complements our current wireless offerings and brings customers a set of high-end, digitally enhanced wireless solutions.
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
Our Power products control, alter, regulate and condition the power within electronic systems. The highest volume product types within the power product line are switching voltage regulators, combination switching and linear regulators, smart regulators and charge pumps. Our Power products feature highly integrated functionality for the telecom industrial and computing markets and low-power, small form factor and high-efficiency products for mobile phones, notebook computers, computer peripherals and other consumer devices. The primary application for these products is power regulation for computer, communications, high-end consumer and industrial systems.
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
Signal Integrity Products. In December 2013 we combined our previous Advanced Communications and Gennum Product groups to create the Signal Integrity and Timing Product Group. In our fiscal second quarter of 2015, we moved the Timing group to the Wireless and Sensing Product Group and subsequently renamed this the Signal Integrity Products Group. We design, develop and market a portfolio of optical communications, broadcast video, surveillance video, active cable transceiver and backplane products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of ICs for optical transceivers, backplane applications and high-speed interfaces ranges from 100Mbps to 100Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and SONET. Our broadcast video products offer advanced solutions for next generation video formats, ever increasing data rates and evolving I/O and distance requirements. Our security and surveillance products for high-definition closed circuit television (“HDcctv”) enable upgrade of analog closed circuit television installations to full digital HD, leveraging the installed base of COAX cabling, and our fully integrated transmit and receive products enable the highest performance, longest reach HDcctv standards-compliant designs.
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
Wireless, Sensing and Timing Products. We design, develop and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and networking applications, and specialized sensing products used in industrial and consumer applications. Our wireless products feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments, making them particularly suitable for machine to machine (“M2M”) and IoT applications. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Specifically, the proximity sensing capability of our devices enable advanced user interface solutions for mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets. The timing and synchronous products used in packet based communication networks provide leading edge timing solutions where IEEE1588 packet synchronization is used.
Systems Innovation Group. Our Systems Innovation Group combines the analog/mixed signal design competencies from our previous Sierra Monolithics, Inc. and Gennum Corporation acquisitions and is chartered with developing innovative analog/mixed signal IP for emerging systems. These IP cores are targeted at the datacenter, cloud computing and storage networking markets and complement our rapidly growing library of analog/mixed signal IP Cores that have been developed over several years by our Snowbush IP team based in Canada. We also have developed advanced products in Data Converter IP at the latest, cutting edge CMOS process nodes that are targeted at high performance communications systems. We believe this IP will contribute a critical part of the future IP and product roadmap for the Company.
Our sales by product line are as follows:

	Fiscal Years
(in thousands)	2015	2014	2013
Protection, Power and High-Reliability	255,743	256,808	265,293
Signal Integrity	219,024	254,589	228,882
Wireless, Sensing and Timing	80,632	65,947	65,598
Systems Innovation	2,486	17,633	19,054
Total	$557,885	$594,977	$578,827

Semtech End-Markets
Our products are sold to customers in the enterprise computing, communications, high-end consumer, and industrial end-markets. Our estimate of sales by major end-markets is detailed below:

	Fiscal Years
(percentage of net sales)	2015	2014	2013
High-End Consumer	31%	29%	28%
Communications	22%	30%	32%
Industrial and Other	26%	25%	28%
Enterprise Computing	21%	16%	12%
Total	100%	100%	100%
We believe that our diversity in end-markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end-market and product applications:

Typical End-Product Applications
Product Groups	Enterprise Computing	Communications	High-End Consumer	Industrial / Other
Protection, Power and High-Reliability	Servers, workstations, desktop PC/ notebooks, Ultrabooks, add-on cards, , printers, copiers	3G/4G Base stations, 10/100/1000 Gb/s Routers/Switches Network cards, routers and hubs, telecom network boards	Smartphones, tablets, wearables cameras, TVs, set top boxes	Measurement & instrumentation devices, automobile, power supplies, industrial systems, military, aerospace, medical, automotive display

Signal Integrity
Optical Transceiver Module IC’s supporting 100Mb/s to 100Gb/s for Ethernet, Fiberchannel and CPRI protocols in Datacenter and Fiber to the Home applications,
 Backplane CDR’s and signal conditioners for use in Datacenter, storage and cloud computing networks
		Optical Transceiver Module IC's for wireless basestations Optical Transceiver Module IC’s supporting 100Mb/s to 100Gb/s for Telecom applications	Signal Conditioners for Thunderbolt Cables	Serial Digital Interconnect interface IC’s for Broadcast Video and HD Surveillance

Wireless, Sensing and Timing			Smartphones, media players, tablets, digital/still video cameras	Automated meter readers, industrial automation, IoT, keyless entry hearing aids

Systems Innovation	High Speed Connectivity and Interfaces, Datacenters	10G to 100G metro and short-reach systems

Seasonality
Historically, our results have reflected some seasonality, with demand levels generally being slightly lower in the enterprise computing and high-end consumer products end-markets during the first and fourth quarters of our fiscal year in comparison to the second and third quarters.
Intellectual Capital and Product Development
The development of intellectual property (“IP”) and the resulting proprietary products is a critical success factor for us. Recruiting and retaining key technical talent is the foundation for designing, developing and selling this IP, in the form of new proprietary products, in the global marketplace. Our ability to recruit and retain our engineering talent is one of the keys to maintaining our competitive advantage. Historically, we have been successful in retaining our key engineering staff and recruiting new talent. One of our strategies to recruit this talent is the establishment of multiple design center locations. As a result, we have design centers throughout the world.
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
In fiscal year 2015, we incurred $119.4 million of product development and engineering expense. This represents 21% of net sales. These expenses included $6.6 million of impairment charges relating to our strategic decision to reduce our investment in the defense and microwave communications markets and our continued reductions in the long-haul optical market. Product development and engineering costs were $137.4 million or 23% of net sales and $120.0 million or 21% of net sales in fiscal years 2014 and 2013, respectively. The expenses in fiscal year 2014 included $7.7 million of impairment charges relating to our decision to reduce investments in the optical long-haul market.

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
Sales and Marketing
Sales made directly to customers during fiscal years 2015, 2014 and 2013, were approximately 44%, 57% and 61%, of net sales, respectively. The remaining 56%, 43% and 39% of net sales were made through independent distributors. The decline in direct sales in the past three years is related to lower sales of our 40 Gbps and 100 Gbps long-haul transport products which were predominantly sold directly to our end-customers. We have direct sales personnel located throughout the United States, Europe and Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.
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
Customers, Sales Data and Backlog
As a result of the breadth of our products and markets, we have a broad and balanced range of customers.
Representative Customers by End-Markets:

Enterprise Computing	Communications	High-End Consumer	Industrial
Hewlett-Packard	Cisco Systems, Inc.	LG Electronics Inc.	Sharp Corporation
Sumitomo Electric	Huawei Technologies Co., Ltd.	Sharp Corporation	Honeywell Inc.
Oclaro, Inc.	Nokia Solutions and Networks	Quanta Computer	Panasonic Corp
Samsung Electronics Co., Ltd.	Ericsson	Apple, Inc.	Itron, Inc.
LuxNet	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.	Sony Corp
Apple, Inc.	ZTE Corporation	Sumitomo Electric	Phonak International
Google Inc.			Raytheon Company
Amazon.com Inc.			Rockwell Automation

Our customers include major original equipment manufacturers (“OEMs”) and their subcontractors in the enterprise computing, communications, high-end consumer and industrial end-markets. Our products are typically purchased by these customers for our performance, price, or technical support, as compared to our competitors.
During fiscal years 2015, 2014 and 2013, U.S. sales contributed 12%, 16% and 17%, respectively to our net sales. Foreign sales constituted 88%, 84% and 83% of our net sales during fiscal years 2015, 2014 and 2013, respectively. A majority of foreign sales were to customers located in the Asia-Pacific region, with sales to customers located in Taiwan, South Korea, Japan, and China (including Hong Kong) comprising 8%, 9%, 11%, and 38% of our net sales, respectively, in fiscal year 2015. No other foreign country comprised more than 5% of net sales in fiscal year 2015. See Note 16 to our consolidated financial statements included in Item 8 of this report for additional financial information by geographic region.
A summary of net sales by region follows.
Sales by Region

	Fiscal Years
(in thousands, except percentages)	2015		2014		2013
Asia-Pacific	$412,514	74%	$432,097	73%	$405,179	70%
North America	85,139	15%	94,574	16%	98,401	17%
Europe	60,232	11%	68,306	11%	75,247	13%
Total Net Sales	$557,885	100%	$594,977	100%	$578,827	100%
The following table sets forth the concentration of net sales and accounts receivable among the customers that accounted for more than 10% of our net sales or accounts receivable at the end of fiscal years 2015, 2014 and 2013:
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2015	2014	2013
Samsung Electronics (and affiliates)	11%	12%	12%
Huawei Technologies (and affiliates)	5%	9%	10%
Concentration of Accounts Receivable - Significant Customers

	Fiscal Years
(percentage of net accounts receivable as of fiscal year end)	2015	2014
Samsung Electronics (and affiliates)	12%	13%
For fiscal year 2015, end-market concentration for our significant customers was as follows:

(percentage of net sales)	Samsung Electronics (and affiliates)
High-End Consumer (1)	10%
Communications	1%
Enterprise Computing	—%
Industrial and Other	—%
Total	11%

(1)	For Samsung Electronics Co., Ltd., approximately 88% of the sales into the High-end Consumer end-market relate to products focused on the handheld market, which includes cell phones.
Our backlog of orders as of the end of fiscal years 2015, 2014 and 2013 was approximately $72.7 million, $84.4 million and $113.8 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next

45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.
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
We perform a limited amount of internal probe and final test activities at our facilities in Camarillo, Irvine, Redondo Beach and San Diego in California; Neuchatel in Switzerland; and Reynosa in Mexico. These activities accommodate situations in which tight coupling with product design is desirable or where there are unique requirements. Our packaged discrete rectifier products are packaged and tested in-house in Reynosa, Mexico. Almost all of our other products are packaged and tested by outside subcontractors.
In keeping with our mostly “fabless” business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2015, the Reynosa facility provided almost all of the silicon for our packaged discrete rectifier products, which were approximately 3% of our end product sales. The remaining 97% of our end products were supported with finished silicon wafers purchased from outside wafer foundries in China, Taiwan, Germany, and Israel. We anticipate that more than 90% of all silicon wafers we require will come from outside foundries in fiscal year 2016.
Despite our use of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our outside foundries on the improvement and development of process capabilities. In fiscal year 2015, we purchased the vast majority of our wafers from approximately six different third-party wafer foundries and used various manufacturing processes, including Bipolar, CMOS, RF-CMOS and Silicon Germanium ("SiGe") BI-CMOS processes.
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
Our largest wafer source is a foundry in China. In fiscal year 2015, this Chinese foundry provided 37% of our total silicon requirements in terms of cost of wafers purchased. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. While the provision of these assets to the wafer foundry may be factored into certain pricing arrangements with the foundry, the impact of any pricing adjustments is insignificant and does not impact our margin trends.
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
Competition
The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit and retain key engineering talent, our ability to execute on new product developments and our ability to persuade customers to design these new products into their applications.
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
We are in direct and active competition, with respect to one or more of our product lines, with numerous manufacturers of varying size, technical capability and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger than we are. The number of competitors has grown due to expansion of the market segments in which we participate. Additionally, there has been a trend toward consolidation in our industry as companies attempt to strengthen or hold their market positions in an evolving industry. Such consolidations may make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality.
We consider our primary competitors with respect to our Protection Products to include STMicroelectronics, NXP Semiconductors N.V., ON Semiconductor Corporation and Infineon Technologies AG. Our primary competitors with respect to our Signal Integrity Products are Texas Instruments Incorporated, Maxim Integrated Products, Inc., M/A-COM Technology Solutions Holdings, Inc., Inphi Corporation, Broadcom Corporation, Applied Micro Circuits Corporation and our customers' own internal solutions. With respect to our Power and High Reliability products, we consider our primary competitors to include Texas Instruments Incorporated, Linear Technology Corporation, Maxim Integrated Products Inc., Microsemi Corporation and Monolithic Power Systems. Our primary competitors with respect to our Wireless, Sensing and Timing products include Silicon Laboratories, Texas Instruments Incorporated, Atmel Corporation, Analog Devices Inc. and Cypress Semiconductor Corp.
Intellectual Property and Licenses
We have been granted 141 U.S. patents and 54 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2016 to 2033. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. We have no revenue from patents that expire in calendar year 2015 and no significant revenue associated with patents that expire in 2016 or 2017.
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
Employees
As of January 25, 2015, we had 1,456 full-time employees. There were 580 employees in research and development, 246 in sales, marketing and field services, and 201 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions.
We have not had a work stoppage in the last decade and the only unionized employees are approximately 230 Mexican nationals who work at our manufacturing facility in Reynosa, Mexico. Our employee relations during the last fiscal year have been, and remain, satisfactory.
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

Our sales that serve the military and aerospace markets primarily consist of our Microwave and High-Reliability products that have been qualified to be sold in these markets by the U.S. Department of Defense (“DOD”). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in the Protection, Power and High Reliability and Systems Innovation product lines. In fiscal year 2015, our sales that serve military and aerospace markets made up 3% of net sales. The U.S. State Department has determined that a small number of special assemblies from the Protection, Power and High Reliability and Systems Innovation product lines are subject to the International Traffic in Arms Regulations (“ITAR”). We have a Technical Assistance Agreement in place that permits us to assemble certain of these products in Mexico. Other products subject to ITAR regulations are manufactured in our Redondo Beach, CA facilities. International shipments of these products require a State Department license.
Our facilities throughout the world are subject to various environmental laws and regulations and we believe our operations are in substantial compliance with those laws and regulations. We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites we have used. During fiscal years 2015 and 2014, the expense incurred with respect to these cleanup matters was not material. In fiscal year 2013, we recorded a $2.5 million environmental reserve associated with the November 2012 draft clean up and abatement order discussed below. In the third quarter of fiscal 2015, we revised the estimate to $2.7 million. New laws or regulations or changes to existing laws or regulations could subject our ongoing operations to different or additional environmental standards that could increase our cost of compliance in the future. In addition, our cost of doing business could increase if our suppliers increase prices to recoup the cost of their compliance with environmental laws or regulations. See Note 15 to our consolidated financial statements included in Item 8 of this report.
We have used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at our former facility in Newbury Park, California that was leased for approximately forty years. We vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Groundwater monitoring results to date over a number of years suggest that a measurable amount of groundwater contaminants of concern are believed to come from, or be contributed by, in full or in material part, adjacent facilities and/or to come from environmental cleanup operations separately conducted on the adjacent facilities, never owned or occupied by us. Responsibility for soil contamination remains under investigation. The location of key soil contamination (and some related site groundwater impact associated with the soil contamination) is concentrated in and found to emanate from an area of an underground storage tank that we believe to have been installed and primarily used in the early 1960s by a former tenant at the site who preceded our tenancy. The applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering us and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to us and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. In November 2012, the regulatory agency listed two more potentially responsible parties to the matter, based on historical evidence of past occupancy or operations at the site dating to the 1960s. In addition, the regulatory agency’s November 2012 action included a draft cleanup and abatement order to all the parties. Responses to the draft orders were submitted in a timely manner by all the parties in January 2013. In October 2013, the regulatory agency issued a final cleanup and abatement order. The October 2013 order removed the two additional potentially responsible parties from further participation or liability under the order. The October 2013 order was consistent and duplicative of the November 2012 draft order in all other material respects, including the scope of proposed additional site work, monitoring, and proposed remediation activities. We have filed an appeal of the October 2013 order seeking reconsideration of the removal of the two other potentially responsible parties, and seeking clarification of certain other factual findings by the regulatory agency. Other parties have filed their own responses to the October 2013 order. Further action and response from the regulatory agency is pending. The parties are expected to work cooperatively in responding to and determining the appropriate scope and extent of additional site investigative and categorization work, as well as in relation to any ultimate cleanup and abatement work.
We have accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on our preliminary assessment following a November 2012 draft cleanup and abatement order, which has been reviewed under the October 2013 order pending the current appeal by us and other impacted parties, we have determined, with the assistance of an outside environmental consulting firm, that as of October 26, 2014, there is a likely range of probable loss between $2.7 million and $5.7 million. Given the yet unresolved status of the cleanup and abatement order and uncertainties associated with environmental assessment and the remediation activities, we are unable to determine a best estimate within the range of loss. Therefore, we recorded, in total, the minimum amount of $2.7 million. This liability is reported as “Other long-term liabilities” in the condensed consolidated balance sheets. These estimates could continue to change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
As discussed earlier in “Special Note Regarding Forward-Looking and Cautionary Statements,” this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of such risks and uncertainties and certain factors including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K, including, without limitation, information under the section “Management's Discussion and Analysis of Financial Condition and Results of Operations” and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the SEC, and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statements that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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
Uncertainty about global economic conditions, including in Europe and Asia, can pose a risk to the overall economy by causing fluctuations to and reductions in consumer and commercial spending. Demand for our products could be different from our expectations due to many factors including changes in business and economic conditions, conditions in the credit market that affect consumer confidence, customer acceptance of our products, changes in customer order patterns, including order cancellations, and changes in the level of inventory held by vendors.
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

Terrorist attacks, wars and other acts of violence, or any other national or international crisis, calamity or emergency, may result in interruption to the business activities of many entities, business losses and overall disruption of the economy at many levels. These events may directly impact our physical facilities or those of our customers and suppliers. Additionally, these events or armed conflicts may cause some of our customers or potential customers to reduce the level of expenditures on their services and products that ultimately may reduce our revenue. The consequences of these reductions are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. For example, as a result of these events, insurance premiums for businesses may increase and the scope of coverage may be decreased. Consequently, we may not be able to obtain adequate insurance coverage for our business and properties. To the extent that these disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market our services and products, our business and results of operations could be harmed.

We operate a manufacturing facility in Reynosa, Mexico. Historically, certain regions in Mexico have experienced high levels of violence. Any significant disruption of our operations at this facility could materially affect our ability to generate revenues for certain products within our High-Reliability product line. Some of the products that we produce at this facility require certification by the Defense Contract Audit Agency (“DCAA”). Failure to secure or maintain the required certification, either directly through the DCAA or through a qualifying third party would materially affect our authorization to manufacture applicable products at this facility, and our revenue for certain products within our Power and High-Reliability product line could materially decline. An audit was performed in May 2012 by the Defense Logistics Agency (DLA) Land and Maritime office, which is the DOD agency having oversight responsibility for applicable products manufactured in this facility. We received a letter of certification allowing us to continue producing High-Reliability products in 2013. The applicable certification will maintain our listing on the DOD Qualified Parts List (QPL) as a MIL-PRF-19500 Semiconductor Manufacturer of JAN, JANTX, JANTXV and JANS quality level components. The DLA has indicated, barring any unforeseen circumstances, that our next surveillance audit may occur in early 2015.
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
Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. For fiscal year 2015, approximately 37% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For both fiscal years 2014 and 2013, approximately 38% of our silicon in terms of cost of wafers was supplied by this third-party foundry in China. While our utilization of multiple outside foundries does create some redundancy of fabrication processes, any interruption of supply by one or more of these foundries could materially impact us. We maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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
The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of technology, product and process design and development;

•	timely and efficient implementation of manufacturing, assembly, and test processes;

•	the ability to secure and effectively utilize fabrication capacity in different geometries;

•	product performance;

•	product quality and reliability; and

•	effective marketing, sales and service.

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
Sales to foreign customers accounted for approximately 88% of net sales in the fiscal year ended January 25, 2015. Sales to our customers located in China (including Hong Kong) and South Korea constituted 38% and 9%, respectively, of net sales for fiscal year 2015. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.
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
Although the value of the U.S. dollar has strengthened recently, if the value of the U.S. dollar weakens relative to these specific currencies, as it has done in recent years, the cost of doing business in terms of U.S. dollars rises. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances, could harm our business.
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
As of January 25, 2015, our foreign subsidiaries held approximately $149.9 million of cash, cash equivalents, and short-term investments and $499.3 million of unremitted earnings for which no Federal or State taxes have been provided. If we needed these funds for investment in our domestic operations, any repatriation, such as that which occurred in fiscal year 2010 to partially fund the acquisition of Sierra Monolithics, Inc. ("SMI"), could result in increased tax liabilities.
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
The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. We consider our primary competitors with respect to our Protection Products to include STMicroelectronics, NXP Semiconductors N.V., ON Semiconductor Corporation and Infineon Technologies AG. Our primary competitors with respect to our Signal Integrity and Timing products are Texas Instruments Incorporated, Maxim Integrated Products, Inc., M/A-COM Technology Solutions Holdings, Inc., Inphi Corporation, Broadcom Corporation, Applied Micro

Circuits Corporation, ClariPhy Communications, Inc. and our customers' own internal solutions. With respect to our Power and High Reliability products, we consider our primary competitors to include Texas Instruments, Linear Technology Corporation, Maxim Integrated Products Inc., Microsemi Corporation and Monolithic Power Systems. Our primary competitors with respect to our Wireless, Sensing and Timing products include Silicon Laboratories, Texas Instruments Incorporated, Atmel Corporation, Analog Devices Inc. and Cypress Semiconductor Corp.
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

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward industry consolidation in our industry as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. Such consolidations or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling bundled products as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers' perceptions of the viability of smaller and even medium-sized semiconductor companies such as ourselves and, consequently, customers' willingness to purchase from us. We believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end-customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
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
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2015	2014	2013
Samsung Electronics Co., Ltd.(and affiliates)	11%	12%	12%
Huawei Technologies Co., Ltd (and affiliates)	5%	9%	10%
Concentration of Accounts Receivable - Significant Customers

	Fiscal Years
(percentage of net accounts receivable as of fiscal year end)	2015	2014
Samsung Electronics Co., Ltd.(and affiliates)	12%	13%

In addition to those customers representing greater than 10% of net sales or accounts receivable listed above, we had several end-customers in fiscal year 2015 that, on an annual basis, accounted for more than 2% of net sales, but less than 10% of net sales.
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
In fiscal year 2015, authorized distributors accounted for approximately 56% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2015, our two largest distributors were based in Asia.
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
The SEC and NASDAQ Stock Market ("NASDAQ") have revised, and continue to revise, their regulations and listing standards. These developments have increased, and may continue to increase, our legal compliance and financial reporting costs. These developments also may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This, in turn, could make it more difficult for us to attract and retain qualified members of our Board of Directors, or qualified executive officers.

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
We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at, under or emanating from our facilities or other environmental or natural resource damage. We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites we have used. For example, during our fiscal year 2013 and 2015, we recorded a total of $2.7 million for an environmental reserve associated with a cleanup and abatement order from a regulatory authority at our former facility in Newbury Park, California for groundwater contamination.
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
"Conflict minerals” regulations may cause us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These metals are commonly used in electronic components and devices, including our products. These regulations will require companies to investigate and disclose whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries; the first such report was due on June 2, 2014. The implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. In addition, we could incur additional costs to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stockholders if we are unable to sufficiently verify the origins for all metals used in our products. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. Our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. To the extent that proposed conflict minerals legislation is adopted by the European Commission, these risks could increase.
We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.
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
We are subject to review by taxing authorities, including the Internal Revenue Service.
We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service ("IRS"). Tax years prior to 2012 (fiscal year 2013) are generally not subject to examination by the IRS except for items with tax attributes that could impact open tax years. Changes to our tax filings could materially impact our tax liabilities and effective tax rate.
We may be subject to taxation and review of our compliance with value-added and other sales-type tax regulations in other jurisdictions which could negatively affect our operations.
As a global organization, we may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. If certain of our non-U.S. activities were treated as carrying on business as a permanent establishment and therefore, subject to income tax in such jurisdiction, our results of operations could be materially adversely affected.
We are required to comply with rules regarding value-added taxes and other sales-type taxes in various jurisdictions. If these taxes are not properly collected and paid, our results of operations could be materially adversely affected.
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
This Annual Report includes our independent registered public accounting firm’s audit report on internal control over financial reporting. We received an adverse opinion on our internal control over financial reporting from such accounting firm for the fiscal year ended January 25, 2015 as a result of the material weakness identified in Item 9A. The Company is determining the steps necessary to remediate the material weakness identified. However, we cannot assure you that any remediation plan can resolve the material weakness identified in our internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.
If we do not fully remediate the material weakness identified by management or fail to maintain the adequacy of our internal controls in the future, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, any failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

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
If such government investigations or inquiries result in a restatement of our financial statements, this could delay the filing of our subsequent SEC reports which, in turn, might result in the delisting of our common stock from NASDAQ for failure to meet continued listing requirements.
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

We have expanded our operations through strategic acquisitions, such as the acquisition of Sierra Monolithics Inc. (“SMI”) in December 2009, Gennum Corporation in March 2012, EnVerv in January 2015, and Triune Systems LLC in March 2015, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions have used and could use in the future a significant portion of our available liquid assets or we could incur debt or issue equity securities to fund acquisitions. Issuance of equity securities could be dilutive to existing shareholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse. We cannot provide any assurance that any acquisition will have a positive impact on our future performance.
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

We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the United States to determine whether they are impaired. In fiscal year 2014, in connection with the restructuring related to the combination of our former Advanced Communications Product group, we recorded charges of approximately $150.0 million for the impairment of goodwill and certain intangible assets. Additionally, in fiscal 2015, in connection with our strategic decision to reduce our investment in the defense and microwave communications infrastructure markets and to further reduce investment in the long-haul optical market we recorded additional charges of approximately $14.8 million for impairment of intangible assets. Future restructuring or appraisal of our business impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and results of operations.
Our ability to generate the significant amount of cash needed to service our debt obligations or to obtain additional financing depends on many factors beyond our control.
We completed the acquisition of Gennum on March 20, 2012 and entered into senior secured first lien credit facilities in an aggregate principal amount of $350 million. On May 2, 2013, the initial credit facility was replaced with a new credit facility in an aggregate amount of $400 million as described further under “Note 10: Credit Facilities” of Item 8 of this Form 10-K. Prior to the completion of the acquisition of Gennum, we did not have any material outstanding indebtedness. As a result of the incurrence of such debt, we expect our consolidated interest expense will increase. Our ability to make payments on amounts borrowed under our credit facilities, and to fund our operations, will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control.

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
We rely on certain critical information systems for the operation of our business and a disruption in our information systems, including those related to cybersecurity, could adversely affect our business operations.
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers or third parties. These information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks; however, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business. Additionally, any compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, including potential theft of our intellectual property or trade secrets (including our proprietary technology) or the unauthorized release of customer, supplier or employee data and result in a violation of privacy or other laws, thus exposing us to litigation or damage to our reputation. To the extent that our business is interrupted or data or proprietary technology is lost, destroyed or inappropriately used or disclosed, such disruption could adversely affect our competitive position, relationship with customers, suppliers or employees or our business, financial condition and results of operations. In addition, we may be required to incur significant costs to protect against or repair the damage caused by these disruptions or security breaches in the future.
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
Historically, the market for the stock of technology companies has been volatile, and the market price of our common stock has been and may continue to be subject to significant fluctuations. Fluctuations could be in response to items such as operating results, announcements of technological innovations, or market conditions for technology stocks in general. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the price of our common stock.
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

We could experience interruption in our operational transactions and additional expense following the implementation of a new Enterprise Resource Planning (“ERP”) software platform.

We recently implemented SAP’s ERP software in January 2015 and made related enhancements to our integrated financial and supply chain management systems.
Our new ERP software platform has involved, and will continue to involve, substantial expenditures on system hardware and software, as well as design, development and implementation activities. Our cost estimates related to our new ERP system are based on assumptions which are subject to wide variability, require a great deal of judgment and are inherently uncertain.
Operational disruptions during the course of using the new ERP system could materially impact our operations. For example, our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired as we become familiar with the ERP system following the implementation. To the extent that there are significant problems with the transition to the new ERP system, our business, results of operations and financial results could be adversely affected.

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
We own a 30,000 square foot building in Reynosa, Mexico that supports some of the assembly and production needs of the Power and High-Reliability product line.
We lease an approximately 13,800 square foot building in San Diego, California that houses design, test and administrative functions and serves as a development center for our Wireless, Sensing and Timing product line. The lease on this facility ran through September 2014. We extended the lease for an additional five years.
Our Redondo Beach, California facilities consist of approximately 26,300 total square feet of leased space which house general offices for business functions relating to certain products of our Signal Integrity and Timing product line. The leases on these facilities expire at various times in 2015. A portion of the facilities are occupied under a month to month tenancy. We also lease approximately 20,100 square feet in Irvine, California which facility houses design, test and administrative functions for our former Advanced Communications product line. Effective December 31, 2014, we terminated the lease for the second floor space at the Irvine facility. The Irvine lease for the first floor facilities will expire in September 2020.

We lease a facility in Rapperswil, Switzerland which serves as corporate headquarters for our Semtech International AG subsidiary and houses finance, administrative, legal, and other general functions. The lease on this facility runs through January 2017. In addition, we lease office and warehouse space in Neuchatel, Switzerland, the headquarters for our Wireless, Sensing and Timing product line. The lease on this facility expires in March 2016.
We also lease space to house certain of our other administrative, design, sales and marketing, and operations domestically, in San Jose, California; Morrisville (Raleigh), North Carolina; Buckingham Township (Philadelphia), Pennsylvania; and internationally, in Canada; China; Finland; France; Germany; India; Japan; Lithuania; Mexico; South Korea; Sweden; the Philippines; Taiwan; and the United Kingdom.
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
Market Information
During fiscal years 2015 and 2014, our common stock traded on the NASDAQ Global Select Market under the symbol “SMTC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the NASDAQ market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ended January 25, 2015:
First Quarter	$27.34	$21.38
Second Quarter	$28.10	$21.66
Third Quarter	$28.25	$21.84
Fourth Quarter	$28.49	$22.84

Fiscal year ended January 26, 2014:
First Quarter	$35.50	$29.49
Second Quarter	$37.45	$30.90
Third Quarter	$32.35	$27.78
Fourth Quarter	$32.72	$22.57
On March 20, 2015, the reported last sale price of our common stock on the NASDAQ Global Select Market was $28.47 per share.
Holders
As of March 20, 2015, we had 245 holders of record of our common stock.
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
Purchases of Equity

The Company maintains an active stock repurchasing program which was approved by the Company's Board of Directors in March 2008 (the “2008 program”). The 2008 program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company's common stock from time to time through negotiated or open market transactions (the “2011 Program”). On August 21, 2013, the Company announced an additional $50.0 million expansion of the 2011 Program, for a total authorized 2011 Program of $100.0 million. In November 2014, the Company announced that the Board of Directors had authorized an additional $28.4 million of repurchases under the 2011 Program, which together with the $21.6 million then remaining under the program, brought the total authorization to $50.0 million, such authorization being subject to certain limitation, guidelines and conditions as directed by the Board of Directors.
As of January 25, 2015, the Company had repurchased $78.4 million of common stock under this program. The Company did not repurchase shares of its common stock during the fourth quarter of fiscal 2015.
Information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2014 follows:
Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
November 2014 (10/27/14-11/23/14)	—	$—	—	$50.0	million
December 2014 (11/24/14-12/21/14)	—	$—	—	50.0	million
January 2015 (12/22/14-1/25/15)	—	$—	—	$50.0	million
Total activity in the fourth quarter	—	$—	—

(1)
The table does not include shares surrendered to us in connection with the cashless exercise of stock options by employees and directors or shares surrendered to us to cover tax liabilities upon vesting of restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans
See the information set forth in Part III, Item 12 of this Form 10-K.
Sales of Unregistered Securities
We did not make any unregistered sales of equity securities during fiscal year 2015.
Performance Graph
This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2010 in (i) the Company’s common stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2010	2011	2012	2013	2014	2015
Semtech	$100	$145	$193	$199	$155	$181
NASDAQ Composite	$100	$125	$131	$147	$192	$222
PHLX SEMICONDUCTOR SECTOR	$100	$139	$131	$131	$167	$215
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
The consolidated statements of operations data set forth below for fiscal years 2015, 2014 and 2013 and the consolidated balance sheet data as of the end of fiscal years 2015 and 2014 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this report. The consolidated statements of operations data for fiscal years 2012 and 2011 and the consolidated balance sheet data as of the end of fiscal years 2013, 2012 and 2011 are derived from the audited financial statements previously filed with the SEC on Form 10-K.
This information should be read in conjunction with Management’s Discussion and Analysis contained in Item 7 of this report, the audited financial statements and accompanying notes included in Item 8 of this report, and the corresponding items included in our Form 10-K for fiscal years 2014, 2013 and 2012.

All fiscal years presented consisted of fifty-two weeks. Our past results are not necessarily indicative of our future performance.
Income Statement Data

	Fiscal Year Ended
(in thousands, except per share amounts)	January 25, 2015	January 26, 2014	January 27, 2013	January 29, 2012	January 30, 2011
Net sales	$557,885	$594,977	$578,827	$480,601	$454,502
Cost of sales	229,093	244,719	264,215	194,956	186,196
Cost of sales - lower of cost or market write down	—	15,047	—	—	—
Gross profit	328,792	335,211	314,612	285,645	268,306
Operating costs and expenses:
Selling, general and administrative	128,525	125,379	149,070	100,629	110,404
Product development and engineering	119,371	137,437	120,009	80,577	69,624
Intangible amortization	25,718	29,002	29,244	8,383	9,520
Intangible asset impairments	11,636	32,538	700	2,470	—
Goodwill impairment	—	116,686	—	—	—
Restructuring	1,285	3,086	—	—	—
Total operating costs and expenses	286,535	444,128	299,023	192,059	189,548
Operating (loss) income	42,257	(108,917)	15,589	93,586	78,758
Interest expense	(5,927)	(18,174)	(14,363)	—	—
Interest income and other (expense) income, net	165	(1,390)	(977)	593	574
(Loss) income before taxes	36,495	(128,481)	249	94,179	79,332
Provision (benefit) for taxes	8,548	35,985	(41,690)	5,092	6,760
Net (loss) income	$27,947	$(164,466)	$41,939	$89,087	$72,572
Earnings per share:
Basic	$0.42	$(2.44)	$0.64	$1.37	$1.16
Diluted	$0.41	$(2.44)	$0.62	$1.32	$1.12
Weighted average number of shares used in computing earnings per share:
Basic	67,108	67,471	65,809	65,099	62,339
Diluted	67,685	67,471	67,472	67,350	64,523
Anti-dilutive shares not included in the EPS calculations	1,714	1,245	783	625	1,700

Balance Sheet Data

(in thousands)	January 25, 2015	January 26, 2014	January 27, 2013 (1)	January 29, 2012	January 30, 2011
Cash, cash equivalents and investments	$230,328	$246,868	$236,072	$327,665	$258,342
Working capital	288,647	282,706	248,311	360,330	259,873
Total assets	929,431	948,940	1,171,013	726,321	659,943
Long term debt, less current	234,746	273,293	282,286	—	—
Other long-term liabilities	270,032	302,207	318,505	29,151	37,503
Total stockholders’ equity	551,358	535,843	694,826	630,188	528,615

(1)
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

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “estimate,” “should,” “will,” “designed to,” “projections,” or “business outlook,” or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: fluctuation in the Company's future results; downturns in the business cycle; reduced demand for the Company's products due to the global economic conditions; business interruptions; the Company's reliance on a limited number of suppliers and subcontractors for component and materials; potentially insufficient liability insurance if the Company's products are found to be defective; the Company maybe unsuccessful in developing and selling new products; the Company's products failing to meet industry standards; the Company's inability to protect intellectual property rights; the Company suffering losses if its products infringe the intellectual property rights of others; the Company's need to commit resources to product production prior to receipt of purchase commitments; increased business risk from foreign customers; the Company's foreign currency exposures; potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries; export restrictions and laws affecting the Company's trade and investments; competition against larger, more established entities; the loss of any one of the Company's significant customers; volatility of customer demand; termination of a contract by a distributor; government regulations and other standards that impose operational and reporting requirements; the Company's failure to comply with applicable environmental regulations; compliance with conflict minerals regulations; changes in tax laws and review by taxing authorities; taxation of the Company in other jurisdictions; the Company's failure to maintain effective internal control over financial reporting and disclosure controls and procedures; potential government investigations and inquiries; loss of the Company's key personnel; risks associated with companies the Company has acquired in the past and may acquire in the future and the Company's ability to successfully integrate acquired businesses and benefit from expected synergies; the Company's ability to generate cash to service its debt obligations; restrictive covenants in the Company's credit agreement which may restrict its ability to pursue its business strategies; the Company's reliance on certain critical information systems for the operation of its business; costs associated with the Company's indemnification of certain customers, distributors and other parties; the Company's share price could be subject to extreme price fluctuations; the Company's ability to realize expected benefits of the implementation of a new enterprise resource planning ("ERP") system; and disruption of the Company's operations caused by the adjustment to the new ERP system and the transition from the Company's legacy systems and databases. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Annual Report on Form 10-K, including, without limitation, information under the section “Risk Factors” and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the SEC, and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.

Overview
We are a leading supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally into applications within the high-end consumer, industrial, enterprise computing and communications end-markets. The high-end consumer end-market includes handheld devices, smartphones, tablets, set-top boxes, digital televisions, digital video recorders, thunderbolt cables and other consumer equipment. Applications for the industrial market include video broadcast studio equipment, automated meter reading, smart grid, wireless charging, military and aerospace, medical, security systems, automotive, Internet of Things ("IoT"), industrial and home automation, video security and surveillance and other industrial equipment. Enterprise computing end-markets include desktops, notebooks, servers, graphic boards, printers, datacenter related equipment, storage networks and computer peripherals. Communications end-market applications include base stations, optical networks, carrier networks, switches and routers, cable modems, signal conditioners, wireless LAN, and other communication infrastructure equipment.
Our end-customers are primarily original equipment manufacturers and their suppliers, including Cisco Systems, Inc., Huawei Technologies Co., Ltd., LG Electronics, Sharp Corporation, Nokia Solutions and Networks, Itron, Apple, Inc., Phonak International, Samsung Electronics Co. Ltd., Google Inc., Amazon.com Inc., and ZTE Corporation.
On March 4, 2015, we completed the acquisition of Triune Systems, LLC., a privately-held supplier of wireless charging and power management platforms targeted at high and low power, high efficiency applications. Under the terms of the purchase agreement, we acquired all of the outstanding equity interests of Triune Systems for an aggregate purchase price of $45.0 million consisting of $35.0 million cash paid at closing, with an additional cash consideration of $10.0 million to be paid in six months and additional contingent consideration subject to achieving certain future financial goals. In conjunction with the transaction, we expect to fund the aggregate purchase price using our revolving line of credit.
On January 13, 2015, we completed the acquisition of select assets of EnVerv, a privately-held supplier of power line communications ("PLC") and Smart Grid solutions targeted at advanced metering infrastructure, home energy management systems and IoT applications. We paid $4.9 million in cash at closing. Total acquisition consideration will be allocated to the acquired tangible and intangible assets and assumed liabilities of EnVerv based on their respective estimated fair values as of the acquisition date. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed will be allocated to goodwill. As of January 25, 2015, based on our preliminary estimates, $1.4 million of the total acquisition consideration has been allocated to core technologies and the remaining $3.4 million has been allocated to goodwill. We expect that all such goodwill will be deductible for tax purposes. We expect to complete the purchase price allocation for our acquisition of EnVerv in the second quarter of fiscal year 2016.
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
On March 7, 2012, we completed the acquisition of Cycleo SAS (“Cycleo”), a privately held company based in France that develops IP for wireless long-range semiconductor products used in smart metering and other industrial and consumer markets. This transaction, which was accounted for using the acquisition method of accounting, complements our current wireless offerings and will bring customers a set of high-end, digitally enhanced wireless solutions. Under the terms of the agreement, we paid the stockholders of Cycleo $5.0 million in cash at closing, with an additional contingent consideration of up to $16.0 million subject to achieving certain future financial goals. The audited consolidated financial statements for the fiscal years 2015 and 2014 include the results of operations of Gennum and Cycleo commencing as of the acquisition dates.
We operate and account for results in one reportable segment. In the second quarter of fiscal year 2015, we completed the reassessment of our operations in light of our restructuring efforts. See Note 19 to our audited consolidated financial statements included in Item 8 of this report. Based on this reassessment, we have identified a total of four operating segments. Three of these operating segments aggregate into one reportable segment; the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as "All other"), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. The three operating segments aggregated into our one reportable segment all exhibit similar economic characteristics and we manage that business to a targeted gross margin range which all of the aggregated product lines are expected to meet. The historical activity of the reportable segment has been recast for consistent presentation for fiscal years 2014 and 2013.
During fiscal years 2015, 2014 and 2013 the gross margin of our Protection, Power and High-Reliability group performed slightly below our targeted range as their business was negatively impacted by lower sales volumes and an unfavorable product mix. The lower sales volumes are the result of the group’s strategic transition away from certain markets (i.e., the personal computer market) that are characterized by non-differentiated offerings in sectors that are highly competitive. Specifically, this group is transitioning its product offerings to better support its current target markets, which include high-end consumer and medical, space, industrial and automotive applications that have historically enjoyed higher gross margins. We are starting to see traction in this endeavor as supported by the pace of new product introductions and customer design win communications. As a result of the lower volumes currently being experienced by this group, their gross margin has been impacted more than our other product groups by lower overhead absorption and fixed costs. In order to support existing customers while developing new cost-efficient products that can be sold at competitive prices, the Protection, Power and High-Reliability group has sold certain products at lower margins.
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in fiscal year 2015 represented 48% of net sales. Sales made directly to customers during fiscal year 2015 were 44% of net sales. The remaining 56% of net sales were made through independent distributors.
Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. For the fiscal year ended January 25, 2015, approximately 39% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2015 constituted approximately 88% of our net sales. Approximately 84% of foreign sales in fiscal year 2015 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe and Canada.
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

Restructuring - fiscal 2015
In December 2014, we made a strategic decision to reduce our investment in the defense and microwave communications markets and to make additional reductions in our investments in the long-haul optical market. As a result of these actions, we recorded restructuring charges and impairments of certain intangible assets. Additionally, certain long-lived assets were determined to be impaired. The financial impact of these actions for the twelve month period ending January 25, 2015, is presented below:

Restructuring charges
(in thousands)
Employee terminations and related costs	$662
Contract termination costs	623
Total restructuring costs	$1,285

Impairment of finite-lived intangibles
(in thousands)	Finite-lived intangible assets
Intangible asset impairments	$11,636

Other charges
(in thousands)	Cost of sales	Selling general and administrative	Product development and engineering	Total
Long-lived asset impairments	2,810	6	6,630	9,446
Contract commitments	2,983			2,983
	5,793	6	6,630	12,429

We do not expect any significant changes to our liquidity as a result of our restructuring activities as most of the charges associated with these actions do not require settlement in cash.
As a result of these restructuring actions we expect to realize operating cost savings beginning in the first quarter of fiscal year 2016 of approximately $1.6 million per quarter.

Restructuring - fiscal 2014
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

Results of Operations
Fiscal Year 2015 Compared With Fiscal Year 2014
Presented below is our estimate of the end-market classification of net sales.

	Fiscal Years
(in thousands, except percentages)	2015		2014		Change
High-End Consumer (1)	$173,799	31%	$171,640	29%	1%
Communications	120,864	22%	180,568	30%	(33)%
Industrial and Other	147,410	26%	148,748	25%	(1)%
Enterprise Computing	115,812	21%	94,021	16%	23%
Total	$557,885	100%	$594,977	100%	(6)%

(1)
Approximately $46.7 million and $43.8 million of our total sales to Samsung Electronics (and Affiliates), one of our significant customers, in fiscal year 2015 and 2014, respectively, were for products that target the handheld market (which includes mobile phones). These revenues are included in the high-end consumer end-market category.

Net Sales. Net sales for fiscal year 2015 were $557.9 million, a decrease of 6% compared to $595.0 million for fiscal year 2014. Fiscal year 2015 revenues within the Enterprise Computing end-market benefited from particular strength from our optical products which are well positioned for the current cycle of datacenter upgrades. This strength was more than offset by the substantial decline in the Communications market driven by the anticipated weakness in 40Gbps and 100Gbps SerDes devices going into the long-haul optical market as our customers transitioned away from our solutions. Revenue from the licensing of intellectual property was $0.4 million and $2.5 million in fiscal years 2015 and 2014, respectively.

The decline in Communications end-market activity discussed above is expected to continue through fiscal year 2016 and be offset by the continued demand for datacenter upgrades, and the build-out of metro communications infrastructure, including wireless base stations (specifically in China) and IoT applications.
Gross Profit. Gross profit was $328.8 million and $335.2 million in fiscal years 2015 and 2014, respectively. Our gross margin was 58.9% for fiscal year 2015, up from 56.3% in fiscal year 2014. In both fiscal years 2015 and 2014, we incurred significant charges related to our strategic decision to reduce our investments in the long-haul optical and defense and microwave communications markets. Specifically, the fiscal year 2014 gross margin was impacted by a $15.0 million charge related to lower of cost or market write-down of inventory and $6.1 million of charges related to asset impairments and settlement of contract commitments. The fiscal year 2015 gross margin was impacted by $2.8 million of asset impairment charges and $3.0 million of charges related to settlement of contract commitments. Excluding the charges related to these business alignment decisions, our gross margin profile for fiscal year 2015 and 2014 were similar. We expect overall gross margins to strengthen to approximately 59.4% in the first quarter of fiscal year 2016 as a result of lower levels of impairment charges.
Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2015		2014
	Cost/Exp.	% net sales	Cost/Exp.	% net sales	Change
Selling, general and administrative	$128,525	23%	$125,379	21%	3%
Product development and engineering	119,371	21%	137,437	23%	(13)%
Intangible amortization	25,718	5%	29,002	5%	(11)%
Intangible asset impairments	11,636	2%	32,538	5%	(64)%
Goodwill impairment	—	—%	116,686	20%	(100)%
Restructuring	1,285	—%	3,086	1%	(58)%
Total operating costs and expenses	$286,535	51%	$444,128	75%	(35)%
Selling, General & Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for fiscal year 2015 increased by $3.1 million or 3% as a result of higher stock-based compensation expense partially offset by lower levels of variable compensation tied to lower sales.

SG&A stock-based compensation expense was $17.4 million and $12.1 million in fiscal years 2015 and 2014, respectively. The year over year increase in equity compensation was principally driven by the impact of a higher stock price on awards that are classified as liability awards and must be marked to market at the end of each financial period.
Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2015 and 2014 were $119.4 million and $137.4 million, respectively or a decrease of 13%. The decrease was primarily a result of significantly lower levels of investment in the long-haul optical market and an $11.7 million increase in recoveries from third parties for non-recurring engineering services.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from third parties for non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization and Impairments

Intangible amortization was $25.7 million and $29.0 million in fiscal years 2015 and 2014, respectively. The decrease in amortization expense in fiscal year 2015 reflects the impact of impairment charges recorded in fiscal 2014.
Intangible asset impairments were $11.6 million and $32.5 million in fiscal years 2015 and 2014, respectively.
Goodwill Impairment
As a result of the actions taken to reduce our investments in the long-haul optical market, the Company recorded an impairment charge of $116.7 million in the fourth quarter of fiscal year 2014 to write-off the value of all goodwill associated with our former Advanced Communications group.
Restructuring
We incurred $1.3 million and $3.1 million for restructuring charges in fiscal years 2015 and 2014, respectively, for severance and contract cancellation liabilities related to our decision to reduce our investments in the defense and microwave communications and long-haul optical markets, realign product groupings, and align spending with anticipated demand levels.
Interest Expense. Interest expense was $5.9 million and $18.2 million for fiscal year 2015 and 2014, respectively. The decrease was primarily due to a $7.1 million write-off of unamortized original issue discount and debt issuance cost associated with the debt modification in the second quarter of fiscal year 2014 and lower interest rates associated with the new credit facilities.
Interest Income and Other Expense, Net. Interest income and other expense, net was income of $0.2 million in fiscal year 2015 compared to expense of $1.4 million in fiscal year 2014. The net decrease in fiscal year 2015 was primarily related to the impact of favorable movements in foreign exchange rates.
Provision for Taxes. The provision for income taxes was $8.5 million for fiscal year 2015 compared to $36.0 million for fiscal year 2014. The effective tax rates for fiscal years 2015 and 2014 were a tax provision of 23.4% and 28.0%, respectively. The effective tax rates for fiscal years 2015 and 2014 reflect the adverse impact of $14.3 million and $52.9 million respectively, related to a valuation reserve against our deferred tax assets.
Our effective tax rate in fiscal year 2015 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S. taxes are provided, because such earnings are indefinitely reinvested outside of the U.S.
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the assets and liabilities.
As of January 25, 2015, we have a valuation allowance against our U.S. and Canadian deferred tax assets of approximately $75.5 million. We are required to assess whether a valuation allowance should be recorded against our deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are; (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period, to determine if a valuation allowance was required. A significant negative factor in our assessment was the Company’s three-year cumulative loss history in the U.S. and Canada as of January 25, 2015.
After a review of the four sources of taxable income described above and in view of our three-year cumulative loss, we were not able to conclude that it is more likely than not that our U.S. and Canadian DTAs will be realized. As a result, we recorded an additional valuation allowance on our DTAs, with a corresponding charge to our income tax provision, of approximately $14.3 million as of January 25, 2015.
As we enter fiscal year 2016, we expect our tax rate to face upward pressure as a result of a less favorable mix of foreign and domestic income and our expected inability to benefit deferred tax assets as a result of our recent history of tax losses in the United States.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Fiscal Year 2014 Compared With Fiscal Year 2013
Presented below is our estimate of net sales by end-market.

	Fiscal Years
(in thousands, except percentages)	2014		2013		Change
Communications	$180,568	30%	$187,936	32%	(4)%
High-End Consumer	171,640	29%	162,858	28%	5%
Industrial and Other	148,748	25%	156,563	28%	(5)%
Enterprise Computing	94,021	16%	71,469	12%	32%
Total	$594,977	100%	$578,826	100%	3%

Net Sales. Net sales for fiscal year 2014 were $595.0 million, an increase of 3% from $578.8 million for fiscal year 2013. Fiscal year 2014 revenues within the Enterprise Computing end-market benefited from a full year of Gennum revenue, with particular strength from optical communications which was well positioned for the upgrading of datacenters. Strength from these areas was offset by a slight decline in the Communications market with particular weakness in 40Gbps and 100Gbps SerDes devices offset by growth in demand from the wireless base station market. The weakness in the Communications market was the result of continued delays in the release of capital investment tenders, primarily in China, and pricing pressure in this space as current suppliers to this market compete for the existing business. Higher revenue in the Industrial end-market was attributed to higher sales of video broadcast products. Revenue from the licensing of intellectual property was $2.5 million and $8.6 million in fiscal years 2014 and 2013, respectively. Licensing revenue in fiscal year 2013 benefited from a single licensing arrangement that resulted in the recognition of $7.5 million of revenue.
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
*     Percentage is not applicable
Selling, General & Administrative Expenses
SG&A expenses for fiscal year 2014 decreased by $23.7 million or 16% as a result of lower expenses related to our acquisition of Gennum and Cycleo and by lower equity compensation expense. In fiscal year 2013, we incurred transaction and integration expenses related to the Gennum and Cycleo acquisitions of $24.8 million, including severance costs of $13.4 million. Fiscal year 2013 also included approximately $2.5 million of environmental reserves and $1.5 million of legal contingencies associated with a contract dispute.
SG&A stock-based compensation expense was $12.1 million and $15.0 million in fiscal years 2014 and 2013, respectively. The year over year decrease in equity compensation was principally driven by the impact of lower stock price on awards that are classified as liability awards and must be marked to market at the end of each financial period and lower anticipated vesting for awards that have performance vesting conditions.
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
Intangible Amortization and Impairments
Intangible amortization was $29.0 million and 29.2 million in fiscal years 2014 and 2013, respectively. Intangible asset impairments was $32.5 million and $0.7 million in fiscal years 2014 and 2013 respectively. The increase in intangible asset impairments reflects the impact of $32.5 million of intangible impairment charges primarily related to our decision in the fourth quarter of fiscal year 2014 to reduce the level of investment in the long-haul optical market.
Goodwill Impairment
As a result of the actions taken to reduce our investments in the long-haul optical market, we recorded an impairment charge of $116.7 million in the fourth quarter of fiscal year 2014 to write-off the value of all goodwill associated with our former Advanced Communications group.
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
Interest Income and Other Expense, Net. Interest income and other expense, net was expense of $1.4 million in fiscal year 2014 compared to expense of $1.0 million in fiscal year 2014. The net increase in fiscal year 2014, was due to higher levels of other interest expense and volatility of foreign exchange related to cash denominated in foreign currencies.
Provision for Taxes. The provision for income taxes was $36.0 million for fiscal year 2014 compared to a benefit of $41.7 million for fiscal year 2014. The effective tax rate for fiscal year 2014 and 2013 was a tax provision of 28.0% and a tax benefit of 16,470.4%, respectively. The effective tax rate for fiscal year 2014 reflects the impact of a valuation reserve against our deferred tax assets of $52.9 million. The effective tax rate for fiscal year 2013 reflects the impact of a one-time $23.4 million benefit related to our change in assertion to permanently reinvest $70.0 million of foreign subsidiary earnings.
During fiscal year 2014 we recognized a one-time tax benefit of $2.7 million related to the revaluation of our net Swiss deferred tax liabilities. The revaluation of these liabilities was required to reflect the impact of a new Swiss tax ruling, which was formally approved by Swiss tax authorities during the third quarter of fiscal year 2014
Our effective tax rate in fiscal year 2014 differs from the statutory federal income tax rate of 35% due primarily to the non-deductibility of goodwill impairment charges, a valuation reserve against our deferred tax assets, certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S. and a change in the tax rates in Switzerland due to a new Swiss tax ruling. We receive an income tax benefit from tax differentials due to our presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than U.S. federal tax rates. We are currently not aware of any uncertainties or trends relating to foreign tax differential or the new Swiss tax ruling that could significantly impact our income taxes in future periods.
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities.
As of January 26, 2014, we have a valuation allowance against our U.S. and Canadian deferred tax assets of approximately $61.3 million. We are required to assess whether a valuation allowance should be recorded against our deferred tax assets

(“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period, to determine if a valuation allowance was required. A significant negative factor in our assessment was the Company’s three-year cumulative loss history in the U.S. and Canada as of January 26, 2014.
After a review of the four sources of taxable income described above and in view of our three-year cumulative loss, we were not able to conclude that it is more likely than not that our U.S. and Canadian DTAs will be realized. As a result, we recorded an additional valuation allowance on our DTAs, with a corresponding charge to our income tax provision, of approximately $52.9 million as of January 26, 2014.
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

As of January 25, 2015, our total shareholders’ equity was $551.4 million. At that date we also had approximately $230.3 million in cash and cash equivalents and $253.3 million of borrowings, net of debt discount.
Our primary sources and uses of cash during the comparative fiscal years are presented below:

	Fiscal Year Ended
(in millions)	January 25, 2015	January 26, 2014	January 27, 2013
Sources of Cash
Operating activities	$106.2	$118.0	$102.0
Proceeds from exercise of stock options including tax benefits	8.9	20.6	19.8
Proceeds from sale of investments	3.7	10.2	112.5
Issuance of debt, net of discount and debt issuance cost	5.0	324.4	338.0
	$123.7	$473.2	$572.2
Uses of Cash
Capital expenditures on property, plant and equipment, net of sale proceeds	$(31.7)	$(37.1)	$(23.3)
Payment for employee stock-based compensation payroll taxes	(7.2)	(10.5)	(6.9)
Acquisitions, net of cash acquired	(4.9)	—	(491.7)
Purchase of cost method investments	(7.1)	(2.5)	(2.5)
Purchases of investments	—	(1.1)	(24.7)
Purchase of intangible assets	(1.1)	(3.5)	(1.3)
Payment of long-term debt	(43.7)	(368.5)	(16.9)
Payment for interest rate cap	—	—	(1.1)
Repurchase of common stock	(40.9)	(30.0)	(7.8)
	$(136.6)	$(453.2)	$(576.1)
Effect of exchange rate increase on cash and cash equivalents	$—	$—	$0.1
Net (decrease) increase in cash and cash equivalents	$(12.9)	$20.0	$(3.8)
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 25, 2015, our foreign subsidiaries held approximately $149.9 million of cash, cash equivalents, and short-term investments compared to $219.3 million at January 26, 2014. Of the $149.9 million held by our foreign subsidiaries, approximately $38.1 million could be returned to the U.S. tax free to settle an intercompany loan. An additional $16.4 million of earnings previously taxed in the U.S. could be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S.
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
Operating cash flows for fiscal year 2015 and 2014 were impacted by several significant non-cash transaction related items including, for fiscal 2015, depreciation, amortization and impairment expenses of $69.3 million and stock-based compensation expense of $29.6 million. The significant non-cash transactions for fiscal 2014 included, a goodwill impairment charge of $116.7 million, the write-off of $7.1 million of unamortized deferred financing costs and original issue discount associated with a debt modification, depreciation, amortization, and impairment expense of $94.1 million, the lower of cost or market write down of inventory of $15.0 million and stock-based compensation expense of $24.6 million.
Investing Activities
Cash used for investing activities is primarily attributable to capital expenditures, purchases of investments, offset by proceeds from the sales/maturities of investments. Our marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of A/A2 or equivalent.
Capital expenditures were $31.8 million for fiscal year 2015 compared to $37.2 million for fiscal year 2014. The decrease in capital expenditures was due primarily to lower manufacturing and other general support spending offset slightly by higher engineering spending. Over the next year, we expect our capital spending to be approximately 5% of revenue.
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
On May 2, 2013, we entered into a new credit agreement with certain lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer, which replaced the Prior Credit Agreement. In accordance with this agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in aggregate principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million (the “New Credit Agreement”). We incurred loan fees of $2.2 million during the second quarter of fiscal year 2014, of which $1.0 million was expensed, and $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the agreement. Payments of long term debt in fiscal years 2015 and 2014 were $43.7 million and $368.5 million, respectively. Payments made in fiscal year 2014 included a payoff of the Prior Credit Agreement and a $26.0 million prepayment on the New Credit Agreements.
Our stock repurchase program represents one of our principal efforts to return value to our shareholders. In fiscal year 2015 and fiscal year 2014, we repurchased 1.6 million shares for $40.9 million and 1.0 million shares for $30.0 million, respectively. All stock repurchasing activity has been conducted under authorization from the Board of Directors. The original authorization was approved by the Board of Directors in November 2011, under which the Company was authorized to repurchase up to $50.0 million of shares of our common stock from time to time through negotiated or open market transactions. In August 2013, we announced an additional $50.0 million expansion of the program, for a total authorized program of $100.0 million. In November of 2014, we announced that the Board of Directors authorized an additional $28.4 million of repurchases under the program, which together with the $21.6 million remaining under the program, brought the total authorization to $50.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. As of January 25, 2015, we had repurchased $78.4 million of common stock under this program.
We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control. We believe that such proceeds will remain an important secondary source of cash after cash flow from operating activities. Cash proceeds from the exercise of stock options were $8.9 million and $16.4 million in fiscal years 2015 and 2014, respectively.
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
Noted below under “Contractual Obligations” are various commitments we have associated with our business, such as lease commitments and open purchase obligations, which are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 25, 2015.
Contractual Obligations
Presented below is a summary of our contractual obligations as of January 25, 2015.

(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$18,750	$43,125	$192,000	$—	$253,875
Operating leases	6,812	9,258	6,032	5,614	27,716
Open capital purchase commitments	4,044	—	—	—	4,044
Other open purchase commitments	28,064	3,446	—	—	31,510
Other vendor commitments	1,000	—	—	—	1,000
Deferred compensation	527	873	1,141	17,227	19,768
Cycleo-deferred compensation	—	1,759	—	—	1,759
Stock-based compensation	718	6,387	—	—	7,105
Total contractual cash obligations	$59,915	$64,848	$199,173	$22,841	$346,777
Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 25, 2015, as we have not yet received the related goods or taken title to the property. In addition, under the terms of the Series A-1 Convertible Preferred Stock Purchase Agreements (the "Agreement") with Senet Inc. ("Senet"), we have committed to purchase an additional $1.4 million shares of Senet convertible preferred stock based on the completion of certain milestones by EnterTrac in fiscal year 2016.
We maintain a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $19.8 million and $17.0 million as of January 25, 2015 and January 26, 2014, respectively, and is included in accrued liabilities and other long-term liabilities on the balance sheet and in the table above. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
We have purchased whole life insurance on the lives of some of our current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the costs of our deferred compensation plan. The cash surrender value of our Company-owned life insurance was $18.5 million and $14.4 million as of January 25, 2015 and January 26, 2014, respectively.

During fiscal year 2015, we recorded a $0.8 million increase to the Cycleo earn-out liability as a result of the amendment to the Earn-out arrangement with the former Cycleo stockholders ("Earn-out Benficiaries"). See Note 15 to our audited consolidated financial statements included in Item 8 of this report.
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
Revenue and Cost of Sales
We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Product design and engineering recoveries are recognized during the period in which services are performed and are recorded as an offset to the related expenses. We include revenue related to granted technology licenses as part of “Net sales.” Historically, revenue from these arrangements has not been significant though it is part of our recurring ordinary business.
We record a provision for estimated sales returns in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2015 or fiscal year 2014.
The following table summarizes the deferred net revenue balance:

(in thousands)	January 25, 2015	January 26, 2014
Deferred revenues	$6,237	$7,179
Deferred cost of revenues	(1,562)	(1,698)
Deferred revenue, net	7,799	8,877
Deferred product design and engineering recoveries	1,173	1,786
Total deferred revenue	$8,972	$10,663
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
Stock-Based Compensation
We measure compensation cost for all share-based payments (including stock options) at fair value using valuation models, which considers, among other things, estimates and assumptions on the rate of forfeiture, expected life of options and stock price volatility and market value of our common stock. Additionally, for awards with a performance condition, we use financial forecasts that use assumptions that are consistent with those used for other valuation exercises, including goodwill valuation and asset impairment assessments. If any of the assumptions used in the valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period and actual results may differ from estimates.
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
As of November 30, 2014, our reporting units with assigned goodwill were as follows:

(in thousands)	Balance as of November 30, 2014
Signal Integrity Products Group	$261,891
Wireless, Sensing and Timing Products Group	15,007
Total	$276,898
Other Intangibles and Long-lived Assets
We review indefinite-lived intangible assets for impairment as of November 30, the date of our annual goodwill impairment review or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.
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
Impairment Evaluation - Goodwill, Other Intangibles and Long-Lived Assets
Goodwill
In the fourth quarter of fiscal year 2015, we completed our quantitative assessment of any potential goodwill impairment and concluded that there were no indications of impairment as of January 25, 2015.
In the fourth quarter of fiscal year 2014, our quantitative assessment of potential goodwill impairment concluded that the fair value of the Gennum Products group exceeded its carrying value by 25% and the fair value of the Wireless and Sensing Products group exceeded its carrying value by over 300%. The fair value of the former Advanced Communications Product group was determined to be lower than its carrying value, which failed Step 1. We performed Step 2 of the impairment test to measure the amount of impairment. The calculated loss was allocated pro-rata to the long-lived depreciable or amortizable assets of the asset group, based on the relative carrying amounts of those assets. Based on a comparison of the adjusted carrying value of the long-lived assets and the fair value of the reporting unit, the goodwill associated with the former

Advanced Communication Product group was determined to be fully impaired.
Before determining the extent to which goodwill was impaired, we evaluated whether impaired assets existed within the former Advanced Communications reporting unit. Accordingly, we assessed whether current assets, such as inventories, were impaired and then whether long-lived assets, including property, equipment and intangible assets, were impaired. To perform this test, we determined that the long-lived asset group is the former Advanced Communications reporting unit, which provides the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Since the asset group is at the reporting unit level, goodwill (before considering the effects of possible impairment) is included in the recoverability test. For purposes of testing recoverability for an asset group, we identified core technology as the primary asset within the long-lived asset group and used its remaining useful life of five years over which we estimated undiscounted future cash flows. The result of the recoverability test indicated that undiscounted cash flows were less than the carrying value of the asset group, which required us to determine the fair value of the asset group. We considered the principles behind the highest and best use of the asset group and determined that a market participant would determine the fair value of the individual long-lived assets in the asset group in combination with the other assets and liabilities within the asset group. The asset group’s fair value was determined using an income approach, which serves as the basis for recognizing and measuring the impairment loss. To allocate the impairment loss, we also considered the individual long-lived assets fair values in order to ensure the carrying values of these assets were not reduced below fair values.
Intangible Long-Lived Assets
In the fourth quarter of fiscal year 2015 and 2014, we assessed our long-lived assets for any impairment and concluded that there were indicators of impairment as of January 25, 2015 and January 26, 2014, respectively. The resulting impairment charges are discussed below.
Using the cost approach, we determined fair values of individual tangible long-lived assets based upon the cost to reproduce the long-lived asset taking into account the age, condition, inflation using the U.S. Bureau of Labor Statistics and Marshall Valuation Services, and cost to ready the long-lived asset for its intended use. Additionally, we considered the potential existence of functional and economic obsolescence and quantified these elements in our cost approach as appropriate. Based on our analysis, we recognized and allocated to long-lived assets an impairment loss of $9.4 and $9.1 million for fiscal years 2015 and 2014, respectively, which reduced the cost basis in the corresponding assets. Also, we reassessed the estimated remaining useful lives of these assets and adjusted accordingly our estimates of future depreciation expense.
For intangible long-lived assets, which consist of core technology and customer relationships, we used the multi-period excess earnings method, an income approach, or the replacement cost method (a cost approach), to determine fair value. The multi-period excess earnings method, a form of the income approach, estimates the value of the asset based on the present value of the after-tax cash flows attributable to the intangible asset, which includes our estimates of forecasted revenue, operating margins, taxes and discount rate. The replacement cost method incorporates a market participant’s assumption that an in-use premise is the highest and best use of customer relationships and core technology. We estimated the cost we would incur to rebuild or re-establish the intangible asset and the associated effort required to develop it. Based on our analysis, we recognized an impairment loss of $11.6 million and $32.5 million for the fiscal years ended January 25, 2015 and January 26, 2014, respectively, which reduced the cost basis in the corresponding intangible assets. Also, we reassessed the estimated remaining useful lives of these finite-lived intangible assets and adjusted accordingly our estimates of future amortization expense.
Based on a comparison of the fair value of long-lived assets to the carrying amount, we recoded impairment charges of $21.0 million and $39.0 million for fiscal years 2015 and 2014, respectively, which consisted of the following:
For fiscal 2015:
•Core technology - $11.6 million

•	Property, plant and equipment (including licensed intangibles) - $9.4 million
For fiscal 2014:

•	Core technology intangibles - $23.8 million

•	Customer relationships - $6.1 million

•	Property, plant and equipment (including licensed intangibles) - $9.1 million
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
Market Conditions
Current global economic conditions, including in Europe and Asia, pose a risk to the overall economy as consumers and businesses may defer purchases in response to the uncertainty around tighter credit and negative financial news. These conditions have historically resulted in periods where demand for our products is reduced.
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
All of our foreign sales, which amounted to $492.3 million in fiscal year 2015, are denominated in United States dollars. Currency exchange rate fluctuations in foreign countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.
For fiscal year 2015, we spent approximately $51.1 million in Canadian dollars, $20.0 million in British Pound Sterling, $17.6 million in Swiss Francs, $6.9 million in Euros, $5.6 million in Chinese Yuan, and $9.9 million in Mexican Pesos for operating expenses.
In general, we purchase foreign currencies on a spot basis as needed to fund local operations. As of January 25, 2015, we held cash funds of $3.2 million denominated in Canadian dollars, $1.8 million denominated in British Pound Sterling, $6.6 million denominated in Swiss Francs, and $4.8 million denominated in Euros. We did not hold a significant amount of other foreign currencies. If rates of these foreign currencies were to strengthen or weaken relative to the U.S. dollar, we would realize gains or losses in converting these funds back into U.S. dollars.

Interest Rate and Market Risk
On June 18, 2012, we entered into an interest rate cap agreement (the "Cap Agreement") to fulfill the requirements of our Prior Credit Agreement. The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million, permits the Company to elect LIBOR or Base Rate loans. See Note 10 to our audited consolidated financial statements included in Item 8 of this report. Since the Company intends to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company.
We do not engage in the trading of derivative financial instruments in the normal course of business. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.0 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would decrease the fair value of our new variable-rate debt by approximately $2.53 million.
Interest rates affect our return on excess cash and investments. As of January 25, 2015, we had $230.3 million of cash and cash equivalents and no temporary or long-term investments. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of less than $0.1 million in fiscal year 2015. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Semtech Corporation
We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries as of January 25, 2015 and January 26, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 25, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation and subsidiaries at January 25, 2015 and January 26, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 25, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Semtech Corporation and subsidiaries’ internal control over financial reporting as of January 25, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 30, 2015

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share)

	Fiscal Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Net sales	$557,885	$594,977	$578,827
Cost of sales	229,093	244,719	264,215
Cost of sales - lower of cost or market write-down	—	15,047	—
Gross profit	328,792	335,211	314,612
Operating costs and expenses:
Selling, general and administrative	128,525	125,379	149,070
Product development and engineering	119,371	137,437	120,009
Intangible amortization	25,718	29,002	29,244
Intangible asset impairments	11,636	32,538	700
Goodwill impairment	—	116,686	—
Restructuring	1,285	3,086	—
Total operating costs and expenses	286,535	444,128	299,023
Operating income (loss)	42,257	(108,917)	15,589
Interest expense	(5,927)	(18,174)	(14,363)
Interest income and other (expense) income, net	165	(1,390)	(977)
Income (loss) before taxes	36,495	(128,481)	249
Provision (benefit) for taxes	8,548	35,985	(41,690)
Net income (loss)	$27,947	$(164,466)	$41,939
Earnings per share:
Basic	$0.42	$(2.44)	$0.64
Diluted	$0.41	$(2.44)	$0.62
Weighted average number of shares used in computing earnings per share:
Basic	67,108	67,471	65,809
Diluted	67,685	67,471	67,472
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Net income (loss)	$27,947	$(164,466)	$41,939
Other comprehensive loss, before tax:
Change in net unrealized holding loss on available-for-sale investments	(1)	(7)	(42)
Change in unrealized loss on interest rate cap	(284)	(228)	(556)
Less: Reclassification adjustments of losses on interest rate cap included in interest expense	242	78	—
Change in cumulative translation adjustment	—	—	203
Total other comprehensive loss, before tax	(43)	(157)	(395)
(Provision) Benefit for taxes related to items of other comprehensive loss	(47)	57	213
Total other comprehensive loss, net of tax	(90)	(100)	(182)
Comprehensive income (loss)	$27,857	$(164,566)	$41,757
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 25, 2015 AND JANUARY 26, 2014
(in thousands, except share data)

	January 25, 2015	January 26, 2014
Assets
Current assets:
Cash and cash equivalents	$230,328	$243,194
Accounts receivable, less allowances of $3,523 at January 25, 2015 and $3,825 at January 26, 2014	69,301	66,333
Inventories	73,668	60,267
Deferred tax assets	2,478	2,946
Prepaid taxes	1,544	4,993
Other current assets	19,369	15,863
Total current assets	396,688	393,596
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $120,588 at January 25, 2015 and $112,610 at January 26, 2014	115,471	110,121
Long-term investments	—	3,674
Deferred tax assets	106	348
Goodwill	280,319	276,898
Other intangible assets, net	101,600	140,944
Other assets	35,247	23,359
TOTAL ASSETS	$929,431	$948,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,448	$40,016
Accrued liabilities	49,754	44,148
Deferred revenue	5,848	7,267
Current portion - long term debt	18,547	18,529
Deferred tax liabilities	1,444	930
Total current liabilities	108,041	110,890
Non-current liabilities:
Deferred tax liabilities	2,477	3,626
Long term debt, less current portion	234,746	273,293
Other long-term liabilities	32,809	25,288
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 66,812,919 outstanding on January 25, 2015 and 78,136,144 issued and 67,283,221 outstanding on January 26, 2014	785	785
Treasury stock, at cost, 11,323,225 shares as of January 25, 2015 and 10,825,923 shares as of January 26, 2014	(222,969)	(201,152)
Additional paid-in capital	371,596	362,121
Retained earnings	401,783	373,836
Accumulated other comprehensive income	163	253
Total stockholders’ equity	551,358	535,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$929,431	$948,940
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock					Accumulated Other
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 29, 2012	64,964,780	$785	$358,327	$496,363	$(225,822)	$535	$630,188
Net income	—	—	—	41,939	—	—	41,939
Other comprehensive loss	—	—	—	—	—	(182)	(182)
Stock-based compensation	—	—	21,382	—	—	—	21,382
Repurchase of outstanding common stock	(273,139)	—	—	—	(7,769)	—	(7,769)
Treasury stock reissued	1,915,706	—	(20,184)	—	32,987	—	12,803
Tax shortfall from stock based compensation	—	—	(3,535)	—	—	—	(3,535)
Balance at January 27, 2013	66,607,347	$785	$355,990	$538,302	$(200,604)	$353	$694,826
Net loss	—	—	—	(164,466)	—	—	(164,466)
Other comprehensive loss	—	—	—	—	—	(100)	(100)
Stock-based compensation	—	—	24,991	—	—	—	24,991
Repurchase of outstanding common stock	(1,034,491)	—	—	—	(30,000)	—	(30,000)
Treasury stock reissued	1,710,365	—	(23,576)	—	29,452	—	5,876
Excess tax benefits from stock based compensation	—	—	4,716	—	—	—	4,716
Balance at January 26, 2014	67,283,221	$785	$362,121	$373,836	$(201,152)	$253	$535,843
Net income	—	—	—	27,947	—	—	27,947
Other comprehensive loss	—	—	—	—	—	(90)	(90)
Stock-based compensation	—	—	26,856	—	—	—	26,856
Repurchase of outstanding common stock	(1,578,869)	—	—	—	(40,906)	—	(40,906)
Treasury stock reissued	1,108,567	—	(17,381)	—	19,089	—	1,708
Balance at January 25, 2015	66,812,919	$785	$371,596	$401,783	$(222,969)	$163	$551,358
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Cash flows from operating activities:
Net income (loss)	$27,947	$(164,466)	$41,939
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	69,303	94,073	49,192
Impairment - goodwill	—	116,686	—
Effect of acquisition fair value adjustments	(929)	2,529	37,693
Accretion of deferred financing costs and debt discount	1,083	1,509	2,545
Write-off of deferred financing costs and debt discount	—	7,093	—
Deferred income taxes	27	29,987	(47,623)
Stock-based compensation	29,629	24,589	24,528
Excess tax benefits on stock based compensation	(13)	(4,220)	—
Loss (gain) on disposition of property, plant and equipment	74	(28)	85
Changes in assets and liabilities:
Accounts receivable, net	(2,968)	2,827	(5,002)
Inventories	(13,290)	12,238	(4,251)
Prepaid expenses and other assets	(5,902)	623	5,971
Accounts payable	(9,077)	(11,294)	4,453
Accrued liabilities	2,497	(2,739)	(10,410)
Deferred revenue	(1,419)	3,401	(1,112)
Income taxes payable and prepaid taxes	2,477	1,825	(1,120)
Other liabilities	6,721	3,348	5,080
Net cash provided by operating activities	106,160	117,981	101,968
Cash flows from investing activities:
Purchases of available-for-sale investments	—	(1,050)	(24,744)
Proceeds from sales and maturities of available-for-sale investments	3,674	10,249	112,466
Proceeds from sales of property, plant and equipment	89	57	—
Purchase of property, plant and equipment	(31,755)	(37,161)	(23,266)
Purchase of intangible assets	(1,100)	(3,533)	(1,251)
Purchase of cost method investment	(7,148)	(2,500)	(2,500)
Acquisitions, net of cash acquired	(4,852)	—	(491,717)
Net cash used in investing activities	(41,092)	(33,938)	(431,012)
Cash flows from financing activities:
Proceeds from debt issuance, net of discount	5,000	327,344	347,000
Deferred financing cost	—	(2,980)	(8,962)
Payment for interest rate cap	—	—	(1,100)
Excess tax benefits on stock based compensation	13	4,220	—
Payments for employee stock-based compensation payroll taxes	(7,172)	(10,522)	(6,894)
Proceeds from exercises of stock options	8,880	16,398	19,749
Repurchase of outstanding common stock	(40,906)	(30,000)	(7,769)
Payment of long term debt	(43,749)	(368,501)	(16,875)
Net cash (used in) provided by financing activities	(77,934)	(64,041)	325,149
Effect of exchange rate increase on cash and cash equivalents	—	—	65
Net (decrease) increase in cash and cash equivalents	(12,866)	20,002	(3,830)
Cash and cash equivalents at beginning of period	243,194	223,192	227,022
Cash and cash equivalents at end of period	$230,328	$243,194	$223,192
Supplemental disclosure of cash flow information
Income taxes paid	$4,399	$7,227	$5,029
Interest paid	$5,441	$8,727	$10,556
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
High-End Consumer: handheld products, smartphones, set-top boxes, digital televisions, tablets, digital video recorders and other consumer equipment.
Industrial: video broadcast studio equipment, automated meter reading, Internet of Things ("IoT"), smart grid, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The fiscal years ended January 25, 2015, January 26, 2014 and January 27, 2013 each consisted of 52 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Semtech Corporation and its wholly-owned subsidiaries. All inter-company transactions and accounts have been eliminated.
In March 2012, the Company completed the acquisitions of Gennum Corporation (“Gennum”) and Cycleo SAS (“Cycleo”). The consolidated financial statements include the results of operations of Gennum and Cycleo commencing as of the acquisition dates. In January 2015, the Company completed the acquisition of EnVerv, Inc. (“EnVerv”). The consolidated financial statements include the results of operations of EnVerv commencing as of the acquisition date.
Segment Information
The Company's Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker (“CODM”) as defined by guidance regarding segment disclosures (see Note 17 for further discussion). In fiscal year 2015, the Company completed the reassessment of its operations in light of its restructuring efforts (see Note 19 for further discussion) and recent strategic business decisions. Based on this reassessment, the Company has identified four operating segments in total. Three of the four operating segments aggregate into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as “All others”), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. As a result, the financial activity associated with the Systems Innovation Group is reported separately from the Company's Semiconductor Products Group. This separate reporting is included in the “All others” category. Prior to fiscal year 2015, the Company included “All others” as part of the Company’s one reportable segment. The historical activity of the reportable segment and “All others” has been recast for consistent presentation for all periods presented.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassification
Certain prior period footnote amounts have been re-cast to reflect the effect of the changes to the Company's identified operating segments. See Note 17.
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
Business Combinations
The Company accounts for business combinations at fair value. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed. All changes that do not qualify as measurement period adjustments are included in current period earnings. Significant judgment is required to determine the estimated fair value for assets and liabilities acquired and to assign their respective useful lives. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including available historical information and valuations that utilize customary valuation procedures and techniques.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less depreciation and impairments. The Company’s cost basis includes certain assets acquired in business combinations that were recorded at fair value as of the date of acquisition. Depreciation is computed over the estimated useful lives of the related asset type or term of the operating lease using the straight-line method for financial statement purposes. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. Also, the Company reassesses the estimated remaining useful lives of any impaired assets and adjusts accordingly estimates of future depreciation expense related to these assets.
The estimated service lives for property and equipment is as follows:

Estimated
Useful Lives
Buildings and leasehold improvements	7 to 39 years
Enterprise resource planning systems	13 years
Machinery and equipment	5 to 8 years
Transportation vehicles	5 years
Furniture and fixtures	7 years
Computers and computer software	3 years
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
The Company reviews indefinite-lived intangible assets for impairment on an annual basis in conjunction with goodwill or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. Also, the Company reassesses the estimated remaining useful lives of any impaired assets and adjusts accordingly estimates of future amortization expense related to these assets.
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

Cost Method Investments
The Company reviews its cost method investments on a regular basis to evaluate whether or not any investment has experienced an other-than-temporary decline in fair value.  The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these investments, the Company writes down the impaired investment to fair value.  Any impairment to these investments would be recorded as a non-operating expense in our Consolidated Statements of Operations.
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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The upfront payment the Company paid for the interest rate cap agreement will be amortized out of accumulated other comprehensive income and recorded as interest expense according to the amortization schedule created at inception of the hedging relationship. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company records derivative instruments in the statements of cash flows to operating, investing, or financing activities consistent with the cash flows of the hedged item.
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
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in fiscal years 2015, 2014 or 2013.

The following table summarizes the deferred revenue balance:

(in thousands)	January 25, 2015	January 26, 2014
Deferred revenues	$6,237	$7,179
Deferred cost of revenues	(1,562)	(1,698)
Deferred revenue, net	4,675	5,481
Deferred product design and engineering recoveries	1,173	1,786
Total deferred revenue	$5,848	$7,267
Cost of Sales
Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $52,000, $118,000 and $119,000 for fiscal years 2015, 2014 and 2013, respectively.
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
The Company received approximately $29.3 million, $17.6 million and $12.5 million in fiscal years 2015, 2014 and 2013, respectively for nonrecurring engineering services.
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
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Available for Sale Investments	Interest Rate Hedge	Cumulative Translation Adjustments	Total
Balance at January 29, 2012	37	—	498	535
Other comprehensive income (loss) before reclassifications, net of tax	(31)	(353)	203	(181)
Amounts reclassified, net of tax	(1)	—	—	(1)
Net current period other comprehensive income (loss)	(32)	(353)	203	(182)
Balance at January 27, 2013	5	(353)	701	353
Other comprehensive income (loss) before reclassifications, net of tax	(5)	(145)	—	(150)
Amounts reclassified, net of tax	—	50	—	50
Net current period other comprehensive loss	(5)	(95)	—	(100)
Balance at January 27, 2013	—	(448)	701	253
Other comprehensive income (loss) before reclassifications, net of tax	—	(243)	—	(243)
Amounts reclassified, net of tax	—	153	—	153
Net current period other comprehensive loss	—	(90)	—	(90)
Balance at January 25, 2015	—	(538)	701	163
Stock-Based Compensation
The Company has various equity award plans (“Plans”) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 25, 2015, the Company has granted stock option awards (“Options”) and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of any plan, including options and restricted stock issued as inducements to join the Company.
Earnings (Loss) per Share
The computation of basic and diluted earnings per common share was as follows:

	Fiscal Year Ended
(in thousands, except per share amounts)	January 25, 2015	January 26, 2014	January 27, 2013
Net income (loss)	$27,947	$(164,466)	$41,939

Weighted average common shares outstanding - basic	67,108	67,471	65,809
Dilutive effect of employee equity incentive plans	577	0	1,663
Weighted average common shares outstanding - diluted	67,685	67,471	67,472
Basic earnings (loss) per common share	$0.42	$(2.44)	$0.64
Diluted earnings (loss) per common share	$0.41	$(2.44)	$0.62
Anti-dilutive shares not included in the above calculations	1,714	1,245	783

Basic earnings (loss) per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.
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
The Company also records contingent earn-out liabilities which represent the Company’s requirement to make additional payments related to acquisitions based on certain performance targets achieved during the earn-out periods. For such earn-outs that do not relate to employee services, the Company estimates the fair value based on probability assessments of achieving the specified performance targets.
Subsequent Events
The Company evaluates all events through the issuance date of the consolidated financial statements to determine whether any subsequent events have occurred that require recognition or disclosure.
Note 3: Acquisitions
EnVerv, Inc. (“EnVerv”)
On January 13, 2015, the Company completed the acquisition of select assets of EnVerv, a privately-held supplier of power line communications (“PLC”) and Smart Grid solutions targeted at advanced metering infrastructure, home energy management systems and Internet of Things applications. Semtech paid $4.9 million in cash at closing.
Total acquisition consideration will be allocated to the acquired tangible and intangible assets and assumed liabilities of EnVerv based on their respective estimated fair values as of the acquisition date. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed will be allocated to goodwill. The Company is currently in the process of evaluating the fair values of the acquired intangible assets and goodwill assumed in the business combination. As of January 25, 2015, based on the Company’s preliminary estimates, $1.4 million of the total acquisition consideration has been allocated to core technologies and the remaining $3.4 million has been allocated to goodwill. The Company expects that all such goodwill will be deductible for tax purposes.

The purchase price allocation for the EnVerv acquisition is preliminary and will be finalized upon collection of information regarding the fair values of assets and liabilities acquired. The primary areas of the preliminary purchase price allocation that are not yet finalized include fair values of certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes, residual goodwill, the allocation of goodwill to reporting units, and its impact on segment reporting.The Company expects to complete the purchase price allocation for its acquisition of EnVerv in the second quarter of fiscal year 2016.
Net revenues and earnings attributable to EnVerv since the acquisition date were not material. Pro forma results of operations have not been presented as EnVerv’s annual operating results are not material to the Company’s consolidated financial statements.
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
For fiscal year 2013 the Company recognized the following net revenue and corresponding net income (loss) attributable to Gennum:

Fiscal Year Ended
(in thousands)	January 27, 2013
Net revenue - Gennum	$129,558
Net loss - Gennum	$(36,546)
Pro Forma Financial Information
The results of operations of Gennum have been included in the Company’s consolidated statements of operations since the acquisition date of March 20, 2012. The following table reflects the unaudited consolidated pro forma information as if the acquisition had taken place at the beginning of each period presented, after giving effect to certain adjustments including the following for fiscal years 2013:

•	decrease in cost of goods sold associated with the fair value adjustment related to acquired inventory of $39.4 million for fiscal year 2013;

•	increase in operating expense as a result of the settlement of two pre-acquisition contingencies related to legal matters of $4.2 million for fiscal year 2013;

•	decrease in amortization expense as a result of acquired intangible assets of $1.6 million for fiscal year 2013;

•	decrease in benefit for taxes of $23.4 million associated with the releasing of prior accrued taxes on foreign earnings for fiscal year 2013;

•	increase in interest expense of $1.7 million associated with the $350.0 million term loans entered into to finance the acquisition for fiscal year 2013; and

•	the related tax effects.
Unaudited Consolidated Pro forma Information:

Fiscal Year Ended
January 27, 2013
(in thousands)	(unaudited)
Revenue	$603,067
Net income	$56,980
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

Additionally, pursuant to the terms of the amended earn-out arrangement (“Amended Earn-out”) with the former Cycleo stockholders (“Earn-out Beneficiaries”), the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo over a defined period (“Defined Earn-out Period”). In the fourth quarter of fiscal year 2015, the Company and the Earn-Out Beneficiaries agreed to amend the term of the Defined Earn-out Period. Under the original definition, the Defined Earn-out Period covered the period April 30, 2012 to May 1, 2016. Under the amended definition the Defined Earn-Out period covers the period April 27, 2015 to April 26, 2020.
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
The Company classifies its investments as available-for-sale because it may sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risks. The Company’s investments are managed by a limited number of outside professional managers that operate within investment guidelines set by the Company. These guidelines include specified permissible investments, minimum credit quality ratings and maximum average duration restrictions and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.
As of January 25, 2015, all of the Company’s long-term investments had been liquidated.
The following table summarizes the Company’s available-for-sale investments:

	January 25, 2015			January 26, 2014
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Agency securities	$23,271	$23,271	$—	$18,258	$18,257	$1
Bank time deposits	—	—	—	—	—	—
Total investments	$23,271	$23,271	$—	$18,258	$18,257	$1
Agency securities are specific securities that are issued by United States government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or other federal banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s available-for-sale investments:

	January 25, 2015		January 26, 2014
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$23,271	$23,271	$14,584	$14,584
After 1 year through 5 years	—	—	3,674	3,673
Total investments	$23,271	$23,271	$18,258	$18,257
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale investments and are included in “Accumulated other comprehensive income” on the consolidated balance sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Fiscal Year Ended
(in thousands)	January 25, 2015	January 26, 2014	January 27, 2013
Unrealized loss, net of tax	$—	$(5)	$(32)
Decrease to deferred tax liability	$—	$(2)	$(10)
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Fiscal Year Ended
(in thousands)	January 25, 2015	January 26, 2014	January 27, 2013
Interest income	$43	$342	$404

During fiscal years 2015 and 2014, the Company made investments in privately traded companies for cash consideration of $7.1 million and $2.5 million, respectively. The Company’s total equity investments in privately traded companies as of January 25, 2015 and January 26, 2014 were $12.1 million and $5.0 million, respectively. The Company accounts for its equity investment under the cost method of accounting since it does not have the ability to exercise significant influence over the investees. The equity investments are included in “Other assets” on the consolidated balance sheet as of January 25, 2015 and January 26, 2014, respectively.
Note 5: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of January 25, 2015				Fair Value as of January 26, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Agency securities	$23,271	$23,271	$—	$—	$17,258	$13,584	$3,674	$—
Bank time deposits	—	—	—	—	—	—	—	—
Total available-for-sale securities	23,271	23,271	—	$—	17,258	13,584	3,674	$—
Interest rate cap	33	—	33	—	316	—	316	—
Total financial assets	$23,304	$23,271	$33	$—	$17,574	$13,584	$3,990	$—
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
The fair value of the interest rate cap at January 25, 2015 is estimated as described in Note 11 and is included in “Other assets” on the consolidated balance sheet.
Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as follows:

	Fair Value as of January 25, 2015				Fair Value as of January 26, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	23,271	23,271	—	—	13,584	13,584	—	—
Long-term investments	—	—	—	—	3,674	—	3,674	—
Other assets	33	—	33	—	316	—	316	—
Total financial assets	$23,304	$23,271	$33	$—	$17,574	$13,584	$3,990	$—

During fiscal years 2015 and 2014, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of January 25, 2015 and January 26, 2014, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined herein) is $95.9 million and Revolving Commitments (as defined herein) is $158.0 million at January 25, 2015 both of which are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its cost method investment during fiscal year 2015.
Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	January 25, 2015	January 26, 2014
Raw materials	$1,624	$1,971
Work in progress	36,759	45,508
Finished goods	35,285	12,788
Inventories	$73,668	$60,267

During the fourth quarter of fiscal year 2014, the Company reduced the cost basis of inventories by $15.0 million as a result of its strategic decision to reduce investments in the optical long-haul market which is included in “Cost of sales - lower of cost or market write down” in the consolidated statements of operations.

Note 7: Property, Plant and Equipment
The following is a summary of property and equipment, at cost less accumulated depreciation:

(in thousands)	January 25, 2015	January 26, 2014
Property	$9,022	$9,022
Buildings	18,657	18,633
Leasehold improvements	10,429	10,109
Machinery and equipment	135,956	132,549
Enterprise resource planning systems	26,890	—
Furniture and office equipment	33,780	34,263
Construction in progress	1,325	18,155
Property, plant and equipment, gross	236,059	222,731
Less accumulated depreciation and amortization	(120,588)	(112,610)
Property, plant and equipment, net	$115,471	$110,121

As of January 25, 2015, construction in progress consists primarily of machinery and equipment. As of January 26, 2014 construction in progress consists primarily of capitalized internal use software costs.

During the fiscal year ended January 25, 2015, the Company recorded impairment charges against certain property, plant and equipment assets as a result of its strategic decision to reduce its investment in the defense and microwave communications infrastructure market and further reduction of its investment in the optical long-haul markets. These impairment charges relate primarily to limited sales volumes through the remaining life of the assets. In determining the amount of impairment, the Company used a sales comparison method and cost approach to estimate the fair value of property, plant and equipment, and an income approach to estimate the fair value of intangible assets. The Company concluded that the Systems Innovation reporting unit is also the asset group for impairment testing purposes. The impaired assets are currently being used by the Company. The categorization and classification of these charges are summarized below:

(in thousands)	Machinery and equipment	Furniture and office equipment	Leasehold improvements	Total
Cost of sales	$2,799	$10	$1	$2,810
Product development and engineering	3,477	33	—	3,510
Selling, general and administrative expenses	5	—	1	6
Total impairment charge	$6,281	$43	$2	$6,326

During the fiscal year ended January 26, 2014, the Company recorded impairment charges against certain property, plant and equipment assets as a result of its strategic decision to reduce its investment in the optical long-haul market. These impairment charges relate primarily to excess manufacturing capacity. In determining the amount of impairment, the Company used a cost approach to estimate the fair value of test equipment, computer software, leasehold improvements and furniture and fixtures. The sales comparison approach was used to value computer hardware. The Company concluded that the former Advanced Communication reporting unit, which subsequently became part of the Signal Integrity and Timing product group (the Signal Integrity product group since the first quarter of fiscal 2015), is also the asset group for impairment testing purposes. See Note 19. The impaired assets are currently being used by the Company. The categorization and classification of these charges are summarized below:

(in thousands)	Machinery and equipment	Furniture and office equipment	Leasehold improvements	Total
Cost of sales	$4,019	$5	$317	$4,341
Product development and engineering	2,173	12	2	2,187
Selling, general and administrative expenses	23	69	222	314
Total impairment charge	$6,215	$86	$541	$6,842

The net book value of equipment and machinery that are consigned to a foundry in China is $7.6 million and $8.1 million as of January 25, 2015 and January 26, 2014, respectively.
Depreciation expense was $21.1 million, $21.8 million, and $17.9 million in fiscal years 2015, 2014, and 2013, respectively.

Note 8: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Gennum (1)	Advanced Communications (1)	Wireless, Sensing & Timing	Total
Balance as of January 27, 2013	$—	$261,891	$116,686	$15,007	$393,584
Impairments	—	—	(116,686)	—	(116,686)
Transfers	261,891	(261,891)	—	—	—
Balance as of January 26, 2014	$261,891	$—	$—	$15,007	$276,898
Acquisitions	—	—	—	3,421	3,421
Balance as of January 26, 2015	$261,891	$—	$—	$18,428	$280,319

(1)
In the fourth quarter of fiscal year 2014, the Gennum and former Advanced Communications reporting units were integrated to form the new reporting unit Signal Integrity and Timing, which in the first quarter of fiscal 2015 became the new reporting unit Signal Integrity with Timing becoming a part of Wireless, Sensing and Timing. There were no transfers of goodwill associated with the fiscal 2015 realignment.

Goodwill was tested for impairment at the reporting unit level as of November 30, 2014 and November 30, 2013, the dates of the Company’s annual impairment review for fiscal years 2015 and 2014, respectively. The Company estimated the fair values using an income approach, as well as other generally accepted valuation methodologies. The cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered perpetual earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating appropriate present value techniques. Specifically, the income approach valuations included the following assumptions:

	November 30, 2013	November 30, 2014
Discount rate	11.0% - 14.0%	12.0% - 15.0%
Perpetual growth rate	3.0%	3.0%
Tax rate	13.4% - 18.0%	10.1% - 28.1%
Risk-free rate	3.5%	2.6%
Peer company beta	1.0 - 1.5	1.0 - 1.8

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of January 25, 2015, there were no indications of impairment of the Company's goodwill balances.

In December 2013, goodwill relating to the former Advanced Communications reporting unit was determined to be impaired by $116.7 million, prior to its integration with the Gennum reporting unit into the former Signal Integrity and Timing reporting unit, as a result of a reduction in forecasted revenue resulting from the Company's decision to reduce investments in the optical long-haul market. This impairment is included in the consolidated statements of operations under “Goodwill impairment.” See Note 19.

Purchased Intangibles - The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		January 25, 2015			January 26, 2014
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	6-8 years	$134,155	$(53,286)	$80,869	$146,925	$(35,357)	$111,568
Customer relationships	7-10 years	28,030	(11,480)	16,550	28,630	(7,505)	21,125
Technology licenses (1)	2 years	263	(169)	94	3,842	(367)	3,475
Other intangibles assets	1-5 years	6,600	(6,513)	87	6,600	(5,824)	776
Total finite-lived intangible assets		$169,048	$(71,448)	$97,600	$185,997	$(49,053)	$136,944

(1)
Technology licenses relate to licensing agreements entered into by the Company that are used in research and development activities and have alternative future uses. Amortization expense related to technology licenses is reported as “Product development and engineering” in the consolidated statements of operations.

The Company reviews finite-lived intangible assets for impairment when there are indicators of impairment, by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate. In December 2014, certain intangible assets relating to the Systems Innovation reporting unit were determined to be impaired as a result of the Company's strategic decision to reduce its investment in the defense and microwave communications markets and its additional reductions in the long-haul optical market.

In December 2013, certain intangible assets relating to the former Advanced Communications reporting unit were determined to be impaired prior to its integration with the Gennum reporting unit into the Signal Integrity and Timing reporting unit (the Signal Integrity reporting unit since the first quarter of fiscal 2015), as a result of the reduction in forecasted revenue resulting from the Company’s decision to reduce investments in the optical long-haul market. Impairments for technology licenses are included in “Product development and engineering” on the consolidated statements of operations. The impairment of core technologies and customer relationships is included in “Intangible asset impairments” on the consolidated statements of operations. Impairment charges for these items, which resulted in a new basis for the affected intangible assets, are included in the consolidated statements of operations as follows:

(in thousands)	January 25, 2015	January 26, 2014	January 27, 2013
Product development and engineering	$3,119	$2,354	$—
Intangible asset impairments	11,636	29,938	700
Impairment of finite-lived intangible assets	$14,755	$32,292	$700
The following table sets forth the Company’s additions to finite-lived intangible assets resulting from purchases, additions from acquisitions, and transfers from IPR&D:

(in thousands)	Gross Carrying Amount
Gross carrying value at January 27, 2013	$228,618
Purchased intangible assets	833
Reduction of finite-lived intangible assets	(501)
Transfers from in-process research and development	25,100
Decrease in gross carrying value due to impairment of finite-lived intangible assets	(68,053)
Gross carrying value at January 26, 2014	185,997
Purchased intangible assets	1,100
Acquired intangible assets	1,430
Decrease in gross carrying value due to impairment of finite-lived intangible assets	(19,479)
Gross carrying value at January 25, 2015	$169,048

Amortization expense related to finite-lived intangible assets is reported as “Intangible amortization” in the consolidated statements of operations. The estimated annual amount of future amortization expense for finite-lived intangible assets is expected to be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer relationships	Technology licenses	Other Intangibles	Total
Fiscal year 2016	$18,641	$4,000	$50	$87	$22,778
Fiscal year 2017	18,641	4,000	44	—	22,685
Fiscal year 2018	18,641	4,000	—	—	22,641
Fiscal year 2019	15,229	4,000	—	—	19,229
Fiscal year 2020	7,398	550	—	—	7,948
Thereafter	2,319	—	—	—	2,319
Total expected amortization expense	$80,869	$16,550	$94	$87	$97,600

The following table sets forth the Company’s indefinite-lived intangible assets from additions to IPR&D, acquisitions, impairments, and transfers to core technologies:

(in thousands)	Gross Carrying Amount
Net carrying value at January 27, 2013	$31,700
In-process research and development through acquisitions	—
In-process research and development impairment	(2,600)
Transfers to core technologies	(25,100)
Net carrying value at January 26, 2014	$4,000
In-process research and development through acquisitions	—
In-process research and development impairment	—
Transfers to core technologies	—
Net carrying value at January 25, 2015	$4,000
The Company reviews indefinite-lived intangible assets for impairment as of November 30, each year, by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.
When performing the annual impairment assessment for fiscal year 2015, the fair value of the IPR&D project was determined using an income approach. The valuation measured the returns attributable to the IPR&D project, discounted to present value using a risk-adjusted rate of return, including, as appropriate, any tax benefits derived from amortizing the intangible asset for tax purposes. Significant factors considered in the calculation of the rate of return were the weighted-average cost of capital and return on assets, as well as the risk inherent in the development process, including the likelihood of achieving technology success and market acceptance. The key unobservable inputs utilized in the model include a discount rate of 12.0%, a market participant tax rate of 28.1%, and expected future cash flows based on current product and market data. In addition to its annual review, the Company performs a test of impairment when indicators are present. As of January 25, 2015, there were no indications of impairment in the balance of the IPR&D asset.

When performing the annual impairment assessment for fiscal year 2014, the fair value of the IPR&D projects was determined using an income approach or replacement cost approach as applicable. The replacement cost approach was used for IPR&D projects that were considered long-term core investments and were not anticipated to be profitable for a period of time. IPR&D projects which were valued using an income approach, measured the returns attributable to each specific IPR&D project, discounted to present value using a risk-adjusted rate of return, including as appropriate, any tax benefits derived from amortizing the intangible assets for tax purposes. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risk inherent in the development process, including the likelihood of achieving technology success and market acceptance. For IPR&D projects valued using a replacement cost approach, value was estimated by developing the cost to either replace or reproduce (replicate) the IPR&D to its current state. The key unobservable inputs utilized in the model includes a discount rate of 12.0%, a market participant tax rate of 19.0%, and a probability adjusted level of future cash flows based on current product and market data. In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of January 26, 2014, there were no indications of impairment in the balance of IPR&D assets. In the second quarter of fiscal year 2014, the Company recorded $2.6 million of impairment as a result of its decision to cease development of certain IPR&D associated with the Sierra Monolithics, Inc. (“SMI”) acquisition that was completed in fiscal year 2010. This impairment expenses are included in “Intangible asset impairments” in the consolidated statements of operations.

Note 9: Accrued Liabilities
The following is a summary of accrued liabilities for fiscal years 2015 and 2014:

(in thousands)	January 25, 2015	January 26, 2014
Compensation	$20,642	$17,875
Equity awards accounted for as a liability	718	917
Deferred compensation	527	1,478
Accrued sales and marketing expenses	5,028	2,227
Accrued professional fees	4,019	3,990
Accrued interest expense	93	287
Income taxes payable	6,153	3,675
Accrued taxes	32	49
Accrued restructuring	282	2,632
Other	12,260	11,018
Accrued liabilities	$49,754	$44,148
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
On May 2, 2013 (the “Closing Date”), the Company, with each of its domestic subsidiaries as guarantors (the “Guarantors”), entered into a new credit agreement (the “New Credit Agreement”) with the lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. In accordance with the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “New Facilities”), consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). The Revolving Commitments can be used as follows: up to $40.0 million for letters of credit, up to $25.0 million for swing line loans (as defined below), and up to $40.0 million for revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Swing line loans are base rate loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of January 25, 2015, there were no amounts outstanding under the letters of credit, swing line loans, and Alternative Currencies.
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

Deferred financing costs incurred in the second quarter of fiscal 2014, in connection with the New Facilities, were approximately $2.2 million, of which $1.0 million was expensed, inclusive of certain legal costs directly related to the refinancing. Of this amount $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the New Facilities. The expense is included in “Interest expense” in the consolidated statements of operations.
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
Interest on loans made under the New Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate, (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Alternative Currencies, other than Canadian Dollars, accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by Administrative Agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a base rate loan and swing line loan and quarterly for an Euro dollar rate loan. Interest is payable on the revolving credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional Term Loans, respectively. As of January 25, 2015, the interest rates payable on both the Term Loans and the Revolving Commitments was 1.92%.
Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2016	$18,750
2017	18,750
2018	24,375
2019	34,000
2020	—
Total debt	$95,875
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $158.0 million at January 25, 2015 and is due on or before May 1, 2018. The Company may, upon notice to the administrative agent, at any time or from time to time voluntarily prepay the Term Loans or Revolving Commitments in whole or in part without premium or penalty. In the second quarter of fiscal year 2015, the Company made a voluntary payment of $25.0 million against the Revolving Commitments. In the second quarter of fiscal year 2014, the Company made an early prepayment of $26.0 million against the Term Loans.
All obligations of Semtech under the New Facilities are unconditionally guaranteed by each of the Guarantors and are secured by a first priority security interest in substantially all of the assets of Semtech and the Guarantors, subject to certain customary exceptions.

The Company is subject to customary covenants, including the maintenance of a minimum interest ratio of 3.50:1.00 and a maximum total consolidated leverage ratio of 3.00:1.00. The Company was in compliance with such financial covenants as of January 25, 2015.
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
The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million, permits the Company to elect LIBOR or Base Rate loans. See Note 10. Since the Company intends to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company. No ineffectiveness was recorded during the fiscal year ended January 25, 2015.
The Cap Agreement is recorded at estimated fair value at the end of each reporting period. The fair value of the Cap Agreement at January 25, 2015 was determined using level 2 inputs, including observable market-based inputs such as interest rate curves and implied volatilities for similar instruments with similar contractual terms.
The Company has determined that the Cap Agreement is highly effective in offsetting future variable interest payments associated with the hedged portion of the Company’s New Credit Agreement. Gains or losses associated with the value of the Cap Agreement are initially reported in other comprehensive income or loss and amortized as an increase to interest expense through the maturity of the Cap Agreement. The amount of unrealized losses on the Cap Agreement recorded in other comprehensive loss at January 25, 2015 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $0.7 million.

Note 12: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table shows total stock-based compensation expense included in the consolidated statements of operations for fiscal years 2015, 2014 and 2013:

	Fiscal Year Ended
(in thousands)	January 25, 2015	January 26, 2014	January 27, 2013
Cost of sales	$1,621	$1,664	$1,218
Selling, general and administrative	17,387	12,071	14,965
Product development and engineering	10,621	10,854	8,345
Stock-based compensation, pre-tax	$29,629	$24,589	$24,528
Net change in stock-based compensation capitalized out of (into) inventory	$111	$36	$(33)
The tax benefit realized from option exercise activity for fiscal years 2015, 2014 and 2013 was $0.0 million, $12.8 million and $0.0 million, respectively.
Share-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock compensation. As of January 25, 2015, the Company has granted options and restricted stock under the plans and has also issued some stock-based compensation outside of the plans, including options and restricted stock issued as inducements to join the Company.
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
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of options granted in fiscal years 2015, 2014 and 2013:

Fiscal Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Expected lives, in years	3.0 - 4.4	4.1 - 4.7	4.4 - 4.6
Estimated volatility	33% - 40%	30% - 35%	38% - 41%
Dividend yield	—	—	—
Risk-free interest rate	0.74% - 1.47%	0.65% - 1.6%	0.66% - 0.73%
Weighted average fair value on grant date	$7.18	$8.92	$9.52
The estimated fair value of restricted stock awards was calculated based on the market price of the Company’s common stock on the date of grant. Some of the restricted stock units awarded in fiscal year 2015 and prior years are classified as liabilities rather than equity. For awards classified as liabilities, the value of these awards is re-measured at the end of each quarter.
Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The grant date for these awards is equal to the measurement date. These awards were valued as of the measurement date and are amortized over the requisite vesting period (typically 3-4 years).
A summary of the activity for stock option awards for fiscal years 2015, 2014 and 2013 is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (years)
Balance at January 29, 2012	3,690	$16.94	$44,435	$4,699	2,767
Options granted	258	28.21
Options exercised	(1,254)	15.70	14,508
Options cancelled/forfeited	(115)	25.30
Balance at January 27, 2013	2,579	18.29	29,789	3,817	1,937
Options granted	376	30.62
Options exercised	(970)	16.61	16,052
Options cancelled/forfeited	(50)	26.10
Balance at January 26, 2014	1,935	21.33	7,722	4,354	1,275
Options granted	426	24.87
Options exercised	(554)	16.04	5,446
Options cancelled/forfeited	(44)	26.69
Balance at January 25, 2015	1,763	$23.70	$7,722	$4,688	986
Exercisable at January 26, 2015	986	$21.03	$6,582			2.3
Vested and expected to vest after January 26, 2015	1,670	$23.60	$7,498			3.3

(1)
Represents the difference between the exercise price and the value of the Company’s stock at the time of exercise, for exercised grants. For outstanding awards, represents the difference between the exercise price and the value of the Company’s stock at fiscal year end.

The following table summarizes information about stock options outstanding at January 25, 2015:

(number of shares in thousands)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Contractual Term (years)
Price Range Analysis - Outstanding
$1.15 - $4.53	4	$4.04	2.6
$7.97 - $13.76	24	10.57	1.0
$15.54 - $23.33	697	18.42	1.8
$23.56 - $35.17	1,037	27.63	4.6
Total outstanding	1,762	$23.70	3.5
Price Range Analysis - Exercisable
$1.15 - $4.53	4	$4.04	2.6
$7.97 - $13.76	24	10.57	1.0
$15.54 - $23.33	679	18.31	1.8
$23.56 - $35.17	279	28.80	3.7
Total exercisable	986	$21.03	2.3
The following table summarizes information regarding unvested stock option awards at January 25, 2015:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Expense Period (years)	Total Fair Value
Balance at January 29, 2012	924	$18.47	$6.99	1.8	$6,452
Options granted	258	28.21	9.52		2,457
Options vested	(484)	16.42	6.49		3,144
Options forfeited	(56)	21.69	7.74		432
Balance at January 27, 2013	642	23.66	8.31	1.9	5,333
Options granted	376	30.62	8.92		3,355
Options vested	(310)	21.58	7.77		2,406
Options forfeited	(48)	26.16	8.53		422
Balance at January 26, 2014	660	28.39	8.88	2.3	5,856
Options granted	426	24.87	7.18		3,058
Options vested	(275)	27.03	8.77		2,414
Options forfeited	(35)	26.32	8.02		283
Balance at January 25, 2015	776	$27.09	$8.01	2.4	$6,217
Restricted Stock. The Company has not granted any restricted stock to employees since fiscal year 2009. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as compensation expense over the requisite vesting period (typically 3-4 years).

The following table summarizes the activity for restricted stock awards for fiscal year 2013 (there was no activity in fiscal years 2015 and 2014):

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 29, 2012	32	$14.57		$81	0.1
Restricted stocks granted	—
Restricted stocks vested	(32)	14.57	$902
Restricted stocks cancelled	—
Balance at January 27, 2013	—	$—		$—	0

(1)	Represents the value of Semtech stock on the date that the restricted stock vested.
Performance Units. The Company grants performance-based vesting restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance condition generally relates to the Company’s revenue and operating income measured against internal goals. Under the terms of these awards, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that can be earned in the aggregate is 854,064. In this scenario, the maximum number of shares that could be issued thereunder would be 427,032 and the Company would have a liability accrued in the consolidated balance sheet equal to the value of 427,032 shares on the settlement date, which would be settled in cash. Only cash performance unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At January 25, 2015, 0% of the units from the fiscal year 2013 grant vested and were cancelled in fiscal 2015. At January 25, 2015, the performance metrics associated with the outstanding awards issued in fiscal years 2015 and 2014, are expected to be met at a level which would result in vesting at 95% and 75% of target, respectively.
The following table summarizes the activity for performance units during fiscal years 2015, 2014 and 2013:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per share amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 29, 2012	360	180	180	$6,034	$16.65	$4,829	1.0
Performance units granted	144	77	67		29.30
Performance units vested	(144)	(72)	(72)	(4,172)	11.92
Performance units cancelled/forfeited	(7)	(4)	(3)		29.35
Change in liability				2,560
Balance at January 27, 2013	353	181	172	4,422	23.50	4,754	1.1
Performance units granted	186	93	93		30.82
Performance units vested	(114)	(57)	(57)	—	16.68
Performance units cancelled/forfeited	(49)	(25)	(24)		28.82
Change in liability				(3,117)
Balance at January 26, 2014	376	192	184	1,305	28.50	3,893	1.3
Performance units granted	256	128	128		24.74
Performance units vested	(93)	(52)	(41)	—	23.83
Performance units cancelled/forfeited	(113)	(57)	(56)		28.76
Change in liability				586
Balance at January 25, 2015	426	211	215	$1,891	$27.17	$6,164	1.6
The liability associated with performance units increased by $0.6 million in fiscal year 2015 due to continued employee service partially offset by vesting in the first quarter of fiscal year 2014, forfeitures, re-measurement adjustments and change in the expected performance results.

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

The following tables summarize the assumptions used in the Monte Carlo simulation model to determine the fair value of restricted stock units granted in fiscal year 2015 for both Tranche 1 and Tranche 2.

Tranche 1:

For the fiscal year ended January 25, 2015
Expected life, in years	1.6
Estimated volatility	34%
Dividend yield	—%
Risk-free interest rate	1.5%
Weighted average fair value on grant date	$17.26

Tranche 2:

For the fiscal year ended January 25, 2015
Expected life, in years	2.1
Estimated volatility	34%
Dividend yield	—%
Risk-free interest rate	1.5%
Weighted average fair value on grant date	$14.88

The following table summarizes the activity for the market performance restricted stock units for the fiscal year ended January 25, 2015:

(in thousands, except for per share amounts)	Total Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 26, 2014	—	$—	$—	0.0
Market performance units granted	220	15.59
Market performance units vested	—	—
Market performance units cancelled/forfeited	—	—
Balance at January 25, 2015	220	$15.59	$—	1.2
Stock Units, Employees. The Company issues stock unit awards to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period (typically 4 years).

The following table summarizes the stock unit award activity for fiscal years 2015, 2014 and 2013:

(in thousands, except per share amount)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 29, 2012	1,982	$19.06		$31,472	2.4
Stock units granted	1,517	26.73
Stock units vested	(699)	18.20	$18,438
Stock units forfeited	(242)	23.65
Balance at January 27, 2013	2,558	23.41		49,374	2.5
Stock units granted	891	30.95
Stock units vested	(1,026)	21.34	31,861
Stock units forfeited	(228)	25.81
Balance at January 26, 2014	2,195	27.18		49,563	2.5
Stock units granted	929	23.90
Stock units vested	(752)	25.55	$18,237
Stock units forfeited	(234)	26.29
Balance at January 25, 2015	2,138	$26.43		$44,506	2.4

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.
Stock Units, Non-Employee Directors. The Company grants stock unit awards to non-employee directors. These restricted stock units are accounted for as liabilities and accrued in the consolidated balance sheets because they are cash settled. These awards are vested after 1 year of service. However, because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the activity for stock unit awards for fiscal years 2015, 2014 and 2013:

(in thousands, except per share amount)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 29, 2012	18	$3,873	$27.60	$216	0.4
Stock units granted	20		24.46
Stock units vested	(18)		27.60
Stock units forfeited	—
Change in liability		684
Balance at January 27, 2013	20	4,557	24.46	253	0.4
Stock units granted	18		35.17
Stock units vested	(20)		24.46
Stock units forfeited	—
Change in liability		(576)
Balance at January 26, 2014	18	3,981	35.17	177	0.4
Stock units granted	24		26.59
Stock units vested	(18)		35.17
Stock units forfeited	—
Change in liability		1,233
Balance at January 25, 2015	24	$5,214	$26.59	$275	0.4
As of January 25, 2015, the total number of vested but unsettled stock units for Non-Employee Directors is 179,092 units which are included in the recorded liability.

Modification of Awards
On December 19, 2014, the Company modified the equity awards of certain executive officers by providing for the acceleration of vesting upon termination of their employment in certain circumstances in connection with a change in control of the Company. This modification impacted the stock awards of 12 executive employees and resulted in no incremental compensation cost for the fiscal year ended January 25, 2015.
Note 13: Interest Income and Other (Expense) Income, Net
Interest and other expense, net, consist of the following:

	Fiscal Year Ended
(in thousands)	January 25, 2015	January 26, 2014	January 27, 2013
Interest income	43	342	404
Non-recoverable VAT tax	(323)	(598)	(217)
Foreign currency transaction gain (loss)	702	(648)	(354)
Miscellaneous expense	(257)	(486)	(810)
Interest income and other income (expense), net	$165	$(1,390)	$(977)

Note 14: Income Taxes
The provision (benefit) for taxes consists of the following:

	Fiscal Year Ended
(in thousands)	January 25, 2015	January 26, 2014	January 27, 2013
Current tax provision
Federal	$749	$3,769	$7,100
State	—	554	784
Foreign	7,810	14,962	5,745
Subtotal	8,559	19,285	13,629
Deferred tax provision (benefit)
Federal	508	23,938	(15,812)
State	(100)	(1,293)	(148)
Foreign	(419)	(5,945)	(39,359)
Subtotal	(11)	16,700	(55,319)
Provision (benefit) for taxes	$8,548	$35,985	$(41,690)

The provision (benefit) for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 25, 2015	January 26, 2014	January 27, 2013
Federal income tax at statutory rate	$12,775	$(44,968)	$86
State income taxes, net of federal benefit	(100)	(1,260)	(2,472)
Foreign taxes at rates less than federal rates	(11,960)	(8,378)	(9,655)
Tax credits generated	(5,302)	(5,523)	(5,328)
Changes in valuation allowance	14,284	52,942	2,703
Goodwill impairment	—	40,840	—
Changes in uncertain tax positions	(5,167)	893	132
Deemed dividends	2,513	726	1,101
Equity compensation	2,200	1,173	793
Permanent differences	(93)	2,895	1,571
Sales exclusion - foreign jurisdiction	—	—	(10,689)
Dividend and U.S. tax on foreign earnings	—	—	(23,443)
Revaluation of deferred tax assets and liabilities	(432)	(12)	3,510
Other	(170)	(3,343)	1
Provision (benefit) for taxes	$8,548	$35,985	$(41,690)
The Company receives an income tax benefit from tax rate differentials due to its presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than US federal tax rates. This income tax benefit is reflected in the line item “Foreign taxes at rates less than federal rates.”
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
In prior years, the Company reflected the tax ruling benefit in the reconciliation line item “Sales exclusion - foreign jurisdiction.” As a result of the differences in the computation of how financial activity is excluded from taxation in Switzerland, the Company reflects the benefit from the New Swiss Ruling as “Foreign taxes at rates less than federal rates”.
The Company is currently not aware of any uncertainties or trends relating to the foreign tax rate differential or the New Swiss Ruling that could significantly impact the Company’s income taxes in future periods.
The deferred tax assets and deferred tax liabilities are classified in the consolidated balance sheets as follows:

(in thousands)	January 25, 2015	January 26, 2014
Deferred tax assets
Current	$2,478	$2,946
Non-current	106	348
Subtotal	2,584	3,294
Deferred tax liabilities
Current	(1,444)	(930)
Non-current	(2,477)	(3,626)
Subtotal	(3,921)	(4,556)
Net deferred tax liabilities	$(1,337)	$(1,262)
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

The components of the net deferred income tax assets and liabilities at January 25, 2015 and January 26, 2014 are as follows:

(in thousands)	January 25, 2015	January 26, 2014
Current deferred tax asset:
Deferred revenue	$3,052	$2,773
Inventory reserve	3,156	3,032
Payroll and related accruals	2,306	2,133
Bad debt reserve	927	416
Accrued service fees	608	591
Other deferred assets	1,191	1,562
Valuation allowance	(8,637)	(7,321)
Total current deferred tax asset	2,603	3,186
Non-current deferred tax asset:
Research and development charges	1,323	2,109
Research credit carryforward	40,819	39,350
NOL carryforward	29,144	31,165
Payroll and related accruals	7,148	6,268
Stock-based compensation	6,176	5,732
Other deferred assets	5,054	3,567
Valuation allowance	(66,899)	(53,931)
Total non-current deferred tax asset	22,765	34,260
Current deferred tax liabilities:
Inventory reserve - foreign	(826)	(430)
Bad debt reserve - foreign	(256)	(223)
Other current deferred tax liabilities	(373)	(517)
Total current deferred tax liabilities	(1,455)	(1,170)
Non-current deferred tax liabilities:
Purchase accounting deferred tax liabilities	(20,917)	(32,466)
Depreciation and amortization	(2,956)	(3,695)
Other non-current deferred tax liabilities	(1,377)	(1,377)
Total non-current deferred tax liabilities	(25,250)	(37,538)
Net deferred tax liabilities	$(1,337)	$(1,262)
As of January 25, 2015, the Company had federal and state net operating loss carryforwards of $87.0 million and $96.6 million, respectively, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2034. A portion of these losses were generated by SMI prior to the Company’s purchase of SMI in fiscal year 2010 and therefore are subject to change of control provisions which limit the amount of acquired tax attributes that can be utilized in a given tax year. The Company does not expect these changes in control limitations to significantly impact its ability to utilize these attributes.
Included in the Company’s net operating loss carryforward deferred tax asset is approximately $8.4 million of deferred tax assets attributable to excess equity deductions related to stock awards that are not included on the Company’s consolidated balance sheet. Due to a provision within ASC 740, concerning when tax benefits related to excess stock option deductions can be credited to paid-in capital, the portion of the Company’s deferred tax asset related to such excess tax benefits must be excluded from the deferred tax asset balance, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The credit to paid-in-capital will be recorded when the benefit is reflected in our taxes payable.

As of January 25, 2015, the Company had gross federal and state research credits available of approximately $13.6 million and $13.8 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2021 through 2035. As of January 25, 2015, the Company had federal Alternative Minimum Tax credits available of approximately $1.3 million. The Company also had Canadian research credits available of approximately $32.4 million. These credits will expire between fiscal years 2026 and 2035.
As of January 25, 2015, the Company has a full valuation allowance against its U.S. and Canadian deferred tax assets of approximately $75.5 million. The Company assessed whether a valuation allowance should be recorded against all of its deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. The Company evaluated its DTAs each reporting period, including an assessment of the cumulative income or loss over the most recent three-year period, to determine if a valuation allowance was required. A significant negative factor in the assessment was the Company’s three-year cumulative loss history as of January 25, 2015 and January 26, 2014 in Canada and the U.S.
After a review of the four sources of taxable income described above and in view of its three-year cumulative losses, the Company was not able to conclude that it is more likely than not that its DTAs in Canada and the U.S. at January 25, 2015 and January 26, 2014 will be realized. As a result, the Company recorded a full valuation allowance on its DTAs in Canada and the U.S, with a corresponding charge to the income tax provision, of approximately $14.3 million in fiscal 2015 and $52.9 million in fiscal 2014.
As of January 25, 2015, the Company had approximately $499.3 million of unremitted earnings related to the Company’s wholly owned foreign subsidiaries for which income taxes have not been provided.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 25, 2015	January 26, 2014
Beginning balance	$14,414	$13,144
Additions based on tax positions related to the current year	526	1,484
Reductions for tax positions of prior years, net	(3,982)	(214)
Reductions for settlements with tax authorities, net	(1,070)	—
Ending balance	$9,888	$14,414
Included in the balance of unrecognized tax benefits at January 25, 2015 and January 26, 2014, are $7.8 million and $12.3 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate.
The liability for UTP is reflected on the consolidated balance sheets as follows:

	Fiscal Year Ended
(in thousands)	January 25, 2015	January 26, 2014
Deferred tax assets - non-current	$7,522	$12,095
Accrued liabilities	—	—
Other long-term liabilities	252	252
Total accrued taxes	$7,774	$12,347
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. Since the Company has sufficient net operating losses and R&D credit carryforwards, there would be no cash tax liability, and therefore no additional penalties or interest accrued during fiscal year 2015. The Company had approximately $293,000 of net interest and penalties accrued at January 25, 2015 and January 26, 2014.
Tax years prior to 2012 (the Company’s fiscal year 2013) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal year 2013 and expects to close those audits within the next twelve months. The Company's positions are expected to be sufficient to address matters that may arise under examination. For state returns, the Company is generally not subject to income tax examinations for years prior to 2010 (the Company’s fiscal year 2011). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2013. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.
Tangible Property Regulations
On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require a tax accounting method change to be filed with the IRS, resulting in a cumulative effect adjustment; however, given the Company’s full valuation allowance and loss position in the United States, management does not anticipate the impact of these changes to be material to the Company’s consolidated financial position.
Note 15: Commitments and Contingencies
Leases
The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2024. The aggregate minimum annual lease payments under leases in effect on January 25, 2015 are as follows:
Minimum Annual Lease Payments

(in thousands)
Fiscal Year Ending:
2016	$6,812
2017	4,895
2018	4,363
2019	3,501
2020	2,531
Thereafter	5,614
Total minimum lease commitments	$27,716
Rent expense was $8.8 million, $9.3 million and $7.9 million for fiscal years 2015, 2014 and 2013, respectively. The Company received $142,000, $140,000 and $133,000 of sub-lease income in fiscal years 2015, 2014 and 2013, respectively.
Unconditional Purchase Commitments
The following table shows the Company’s open capital commitments, other open purchase commitments, and other vendor commitments for the purchase of plant, equipment, raw material, supplies and services:

(in thousands)	Less than 1 year	1-3 years	Total
Open capital purchase commitments	$4,044	$—	$4,044
Other open purchase commitments	28,064	3,446	31,510
Other vendor commitments	1,000	—	1,000
Total purchase commitments	$33,108	$3,446	$36,554

In addition, under the terms of the Series A-1 Convertible Preferred Stock Purchase Agreement (the “Agreement”) with Senet Inc. (“Senet”), the Company has committed to purchase an additional $1.4 million of shares of Senet convertible preferred stock based on the completion of certain milestones by Senet in fiscal year 2016.
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
The Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately forty years. The Company vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. Responsibility for soil contamination remains under investigation. The location of key soil contamination (and some related site groundwater impact associated with the soil contamination) is concentrated in and found to emanate from an area of an underground storage tank that the Company believes to have been installed and primarily used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no claims pending with respect to environmental matters at the Newbury Park site. The Los Angeles Regional Water Quality Control Board (“RWQCB”) having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. In October 2013, an order was issued including a scope of proposed additional site work, monitoring, and proposed remediation activities. The Company has filed an appeal of the October 2013 order seeking reconsideration of the removal of two other potentially responsible parties, and seeking clarification of certain other factual findings by the regulatory agency. Other parties have filed their own responses to the October 2013 order. The Company submitted a technical report to the RWQCB and has received confirmation regarding the satisfaction of tasks 1 and 2 of the order. The parties are continuing to work on compliance with the October 2013 order and anticipate working cooperatively on any ultimate proposed clean-up and abatement work. The Company has retained the services of an environmental firm which has engaged with the regulatory agency and has begun activities to comply with the order

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the Company’s preliminary assessment following a November 2012 draft cleanup and abatement order, which has been reviewed under the October 2013 order pending the current appeal by the Company and other impacted parties, the Company has determined a likely range of probable loss between $2.7 million and $5.7 million. Given the yet unresolved status of the clean up and abatement order and uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company recorded the minimum amount of $2.7 million, and such reserve remains under “Other long-term liabilities” on the Company’s consolidated balance sheets. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
Commercial Disputes
In November 2012, the Company terminated the services of Intrigo Systems, Inc. (“Intrigo”) for default under its agreement with the Company for consulting services pertaining to the implementation of an enterprise resource planning (“ERP”) system.  On January 23, 2013, the Company received a letter from Intrigo claiming that the Company breached the agreement and demanding payment of $2.6 million. The Company responded to this letter and denied liability for the claim, based on Intrigo’s failure to perform as required under the agreement. On November 13, 2014, Intrigo filed its complaint (the “Complaint”) against Semtech in Alameda County Superior Court, seeking in excess of $2.7 million in monetary damages and alleging breach of contract, breach of the covenant of good faith and fair dealing, and fraud. On December 18, 2014, the Company answered the Complaint and filed its own cross-complaint (the “Cross-Complaint”) against Intrigo, seeking in excess of $3.7 million in monetary damages and alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, false advertising, money had and received, and unfair competition. The Cross-Complaint also seeks a declaration that the Company’s contractual agreement with Intrigo was terminated and that the Company has no remaining obligations under any contract. Discovery is proceeding. At this time, the Company is unable to express an opinion on the outcome of this case.
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
Retirement Plans
The Company contributed $1.3 million, $1.4 million and $1.2 million, respectively, in fiscal years 2015, 2014 and 2013 to the 401(k) retirement plan maintained for its domestic employees.
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
The Retirement Plan is administered on behalf of a labor union, which is similar to common practices found in the US involving collective bargaining agreements and labor unions. EIN/Pension plan number, Pension protection act zone status, FIP/RP status and Form 5500 are not applicable as the Retirement Plan is a Swiss plan governed by pension laws in Switzerland. The Company contributed $0.9 million, $0.8 million and $0.8 million, respectively, in fiscal years 2015, 2014 and 2013 to the Retirement Plan. At the date the Company’s financial statements were issued, the Retirement Plan’s audited financial statements were not available for the Retirement Plan year ended December 31, 2014.
In addition, the Company also contributed $1.3 million in fiscal years 2015 to a defined contribution plan for its employees in Canada.

Deferred Compensation
The Company maintains a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
The following table shows the compensation expense and forfeitures under this plan for fiscal years 2015, 2014 and 2013:

	Fiscal Year Ended
(in thousands)	January 25, 2015	January 26, 2014	January 27, 2013
Forfeitures	$(112)	$(180)	$—
Compensation expense	2,449	2,644	1,839
Compensation expense, net of forfeitures	$2,337	$2,464	$1,839
The Company’s liability for the deferred compensation plan is presented below:

(in thousands)	January 25, 2015	January 26, 2014
Accrued liabilities	$527	$1,478
Other long-term liabilities	19,241	15,565
Total deferred compensation liabilities under this plan	$19,768	$17,043
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $18.5 million and $14.4 million as of January 25, 2015 and January 26, 2014, respectively, and is included in “Other assets” on the consolidated balance sheet.
Cycleo Earn-out
Pursuant to the terms of the Amended Earn-out with the Earn-out Beneficiaries, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones by Cycleo. For certain of the earn-out beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense and is included in Selling, general and administrative expense. The Amended Earn-out replaced the original. As a result under the amended award, the Company has recorded a liability of $1.7 million as of January 25, 2015, which approximates its fair value.
Indemnification
The Company has entered into agreements with its current executive and some former officers and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws contain comparable indemnification obligations with respect to the Company’s current directors and employees.

Note 16: Concentration of Risk
Significant Customers
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
Each of the following significant customers accounted for at least 10% of net sales for at least one of the periods indicated:

	Fiscal Year Ended
(percentage of net sales)	January 25, 2015	January 26, 2014	January 27, 2013
Samsung Electronics Co., Ltd.(and affiliates)	11%	12%	12%
Huawei Technologies Co., Ltd (and affiliates)	5%	9%	10%
The following table shows the list of customers that have an outstanding receivable balance that represents at least 10% of total net receivables for at least one of the periods indicated:

	Balance as of
(percentage of net accounts receivable)	January 25, 2015	January 26, 2014
Samsung Electronics Co., Ltd.(and affiliates)	12%	13%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For fiscal year 2015, approximately 37% of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China. For both fiscal years 2014 and 2013, approximately 38% of the Company’s silicon in terms of cost of wafers was supplied by this third-party foundry in China.
In fiscal year 2015, authorized distributors accounted for approximately 56% of the Company’s net sales. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For fiscal year 2015, the Company’s two largest distributors were based in Asia.

Note 17: Segment Information
Segment Information
In fiscal year 2015, the Company completed a reassessment of its operations in light of its restructuring efforts (discussed in Note 19) and recent strategic business decisions. Based on this reassessment, the Company identified four operating segments. The Company’s CEO continues to function as the CODM. The Company’s CODM makes operating decisions and assesses performance based on these operating segments. Three of the operating segments: Power and High Reliability Products Group; Protection Products, Signal Integrity Products Group; and Wireless, Sensing and Timing Products Group, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the “Semiconductor Products Group.” The Company concluded that the remaining operating segment, the Systems Innovation Group, could not be aggregated with the other operating segments and did not meet the thresholds for a separate reportable segment as defined by the guidance regarding segment disclosure. Therefore, the Company has classified it as “All others” in the tables below. Historically, the Company was able to include “All others” as part of the Company’s one reportable segment for fiscal years 2014 and 2013. The Company's reportable segment information has been recast for comparison purposes for these prior periods. The Company’s assets are commingled among the various reporting units and the CODM does not use that information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment below.

The table below provides net sales activity by segment:

	Fiscal Year Ended
(in thousands)	January 25, 2015	January 26, 2014	January 27, 2013
Semiconductor Products Group	$555,399	$577,312	$559,729
All others	2,486	17,665	19,098
Total net sales	$557,885	$594,977	$578,827
Income by segment and reconciliation to consolidated income before taxes:

	Fiscal Year Ended
(in thousands)	January 25, 2015	January 26, 2014	January 27, 2013
Semiconductor Products Group operating income	$136,823	$141,569	$133,854
All others operating loss	(10,558)	(2,744)	4,995
Operating Income by segment	126,265	138,825	138,849
Items to reconcile segment operating income to consolidated income (loss) before taxes
Intangible amortization and impairments	31,449	190,529	10,248
Stock-based compensation expense	29,629	24,589	24,528
Write-off of deferred financing costs	—	8,773	—
Inventory write-down	—	2,408	39,406
Restructuring charges	1,285	3,086	—
Other non-segment related expenses	3,310	1,522	29,382
Amortization of fair value adjustments related to acquired PP&E	18,335	16,835	19,696
Interest expense, net	5,927	18,174	14,363
Non-operating (income) expense, net	(165)	1,390	977
Income (loss) before taxes	$36,495	$(128,481)	$249

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis for all periods. In December 2013, the Company announced that it was combining its Gennum and former Advanced Communication product groups. The combined net sales activity for these groups is reflected in the Signal Integrity product group.

	Fiscal Year Ended
(in thousands, except percentages)	January 25, 2015		January 26, 2014		January 27, 2013
Protection, Power and High-Reliability	$255,743	47%	$256,808	43%	$265,293	46%
Signal Integrity	219,024	39%	254,589	43%	228,882	40%
Wireless, Sensing and Timing	80,632	14%	65,947	11%	65,598	11%
Systems Innovation	2,486	—%	17,633	3%	19,054	3%
Total net sales	$557,885	100%	$594,977	100%	$578,827	100%
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed signal devices.
Net sales activity by geographic region is as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 25, 2015		January 26, 2014		January 27, 2013
Asia-Pacific	$412,514	74%	$432,097	73%	$405,179	70%
North America	85,139	15%	94,574	16%	98,401	17%
Europe	60,232	11%	68,306	11%	75,247	13%
Total net sales	$557,885	100%	$594,977	100%	$578,827	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods indicated:

	Fiscal Year Ended
(percentage of total sales)	January 25, 2015	January 26, 2014	January 27, 2013
China (including Hong Kong)	38%	34%	35%
United States	12%	16%	17%
Japan	11%	11%	10%
South Korea	9%	11%	7%
Total net sales	70%	72%	69%

The Company’s regional (loss) income from continuing operations before income taxes is as follows:

	Fiscal Year Ended
(in thousands)	January 25, 2015	January 26, 2014	January 27, 2013
Domestic	$(33,540)	$(158,780)	$(19,867)
Foreign	70,035	30,299	20,116
Total	$36,495	$(128,481)	$249
Domestic (loss) from continuing operations includes impairments in fiscal year 2015 and 2014, amortization of acquired intangible assets, litigation related expenses and higher levels of stock-based compensation compared to foreign operations.

Long-lived Assets
Long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation and classified by location are summarized as follows:

(in thousands)	January 25, 2015	January 26, 2014
United States	$63,449	$55,303
Rest of North America	25,139	28,577
Europe	9,119	14,900
Asia and all others	17,764	11,341
Total	$115,471	$110,121
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
The amount of equipment and machinery consigned to a foundry in China was $7.6 million and $8.1 million as of January 25, 2015 and January 26, 2014, respectively.
Note 18: Reorganization Costs
During fiscal year 2013, reorganization costs mainly represent the severance costs associated with the integration of the acquired Gennum business with the Company’s pre-existing business and the consolidation of certain operations of the combined Company.
The following table summarizes the reorganization charges incurred and liability balance included in “Accrued liabilities” on the consolidated balance sheet as January 27, 2013, January 26, 2014 and January 25, 2015. The reorganization charges below were included in “Selling, general and administrative” on the consolidated statements of operations for the respective periods.

(in thousands)	Severance and related costs
Balance at January 27, 2013	$1,330
Cash payments/other	(849)
Balance at January 26, 2014	481
Cash payments/other	(237)
Balance at January 25, 2015	$244

Note 19: Restructuring
In the fourth quarter of fiscal year 2014, the Company made a strategic decision to reduce its investment in the long haul optical market, realign its product groupings, and align spending to current demand levels. As a result of these actions, the Company incurred restructuring costs, associated with the resulting workforce reductions and contract cancellations which are included in “Restructuring” on the consolidated statement of operations.

Activity under the restructuring plan is summarized in the following table:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 27, 2013	$—	$—	$—
Charges	1,841	1,245	3,086
Cash payments	(454)	—	(454)
Balance at January 26, 2014	1,387	1,245	2,632
Charges	662	623	1,285
Cash payments	(1,767)	(1,753)	(3,520)
Reclassifications	—	(115)	(115)
Balance at January 25, 2015	$282	$—	$282
These restructuring liabilities are presented in “Accrued liabilities” in the consolidated balance sheets. The restructuring actions also resulted in $4.9 million of additional contract commitment cancellation charges. Of this amount $1.7 million is included in “Cost of sales” and $3.2 million is included in “Product development and engineering” on the consolidated statements of operations. In connection with the restructuring activities, $15.0 million of inventory was determined not to be recoverable and was written off as a charge to “Cost of sales - lower of cost or market write-down” in fiscal 2014. Additionally, certain property, plant and equipment, intangible assets and goodwill were determined to be impaired. See Notes 7 and 8. In the first quarter of fiscal year 2015, the Company incurred additional costs to relocate personnel and consolidate operations. The Company completed the restructuring activities in the first quarter of fiscal 2015.
During the fiscal year ended January 25, 2015, the Company implemented a strategic decision to reduce its investment in the defense and microwave communications infrastructure market and to further reduce investment in the optical long-haul market. This decision resulted in the impairment of certain property, plant and equipment and intangible assets. See Notes 7 and 8. As a result of this strategy, the Company also recorded charges associated with contract commitment cancellations totaling $3.0 million that are included in "Cost of sales" on the consolidated statements of operations.
Note 20: Stock Repurchase Program and Shares Withheld from Vested Restricted Shares

The Company maintains an active stock repurchasing program which was approved by the Company’s Board of Directors in March 2008 (the “2008 program”). The 2008 program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock from time to time through negotiated or open market transactions (the “2011 Program”). On August 21, 2013, the Company announced an additional $50.0 million expansion of the 2011 Program, for a total authorized 2011 Program of $100.0 million. In November 2014, the Company announced that the Board of Directors had authorized an additional $28.4 million of repurchases under the 2011 Program, which together with the $21.6 million then remaining under the program, brought the remaining total authorization to $50.0 million, such authorization being subject to certain limitation, guidelines and conditions as directed by the Board of Directors.
The following table summarizes the stock repurchase activities and shares withheld from vested restricted shares during the periods indicated:

	Fiscal Year Ended
	January 25, 2015		January 26, 2014		January 27, 2013
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the 2011 program	1,578,869	$40,906	1,034,491	$30,000	263,443	$7,500
Shares withheld from vested restricted shares	—	—	—	—	9,696	269
Total treasury shares acquired	1,578,869	$40,906	1,034,491	$30,000	273,139	$7,769
The Company currently intends to hold the repurchased and withheld shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.
Note 21: Recent Accounting Pronouncements
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

Note 22: Selected Quarterly Financial Data (Unaudited)
The following tables set forth the Company’s unaudited consolidated statements of operations data for each of the eight quarterly periods ended January 25, 2015, as well as that data expressed as a percentage of the Company’s net sales for the quarters presented. The sum of quarterly per share amounts may differ from year to date amounts due to rounding.
Selected Quarterly Financial Data (Unaudited)

	Fiscal Year 2015				Fiscal Year 2014
	Quarters Ended				Quarters Ended
(in thousands, except per share amounts)	April 27, 2014	July 27, 2014	October 26, 2014	January 25, 2015	April 28, 2013	July 28, 2013	October 27, 2013	January 26, 2014
Net sales	$132,859	$145,742	$148,890	$130,394	$162,407	$165,010	$141,026	$126,534
Gross profit	78,084	88,221	89,326	73,161	97,287	100,708	83,411	53,805
Operating (loss) income	11,149	22,057	22,810	(13,759)	20,078	24,457	13,265	(166,717)
Net income (loss)	$7,867	$17,898	$17,623	$(15,441)	$14,777	$19,112	$12,453	$(210,808)
Earnings (loss) per share:
Basic	$0.12	$0.27	$0.26	$(0.23)	$0.22	$0.28	$0.18	$(3.12)
Diluted	$0.12	$0.26	$0.26	$(0.23)	$0.22	$0.28	$0.18	$(3.12)
Weighted average number of shares used in computing earnings per share:
Basic	67,300	67,208	67,162	66,763	66,956	67,614	67,792	67,523
Diluted	67,970	67,850	67,654	66,763	68,579	69,090	68,871	67,523

Note 23: Subsequent Events
On March 4, 2015, the Company announced that it had completed the acquisition of Triune Systems, LLC. a privately-held supplier of wireless charging and power management platforms targeted at high and low power, high efficiency applications. Under the terms of the purchase agreement, the Company acquired all of the outstanding equity interests of Triune Systems for an aggregate purchase price of $45.0 million consisting of $35.0 million cash paid at closing, with an additional cash consideration of $10.0 million to be paid in six months and additional contingent consideration subject to achieving certain future financial goals. In conjunction with the transaction,the Company expects to fund the aggregate purchase price using its revolving line of credit.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of January 25, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective as of such date as a result of the material weakness that existed in our internal control over financial reporting as described in Report of Management on Internal Control Over Financial Reporting below.
Changes in Internal Controls
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that as of January 25, 2015 the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as a result of the material weakness that existed in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness management identified was that we did not design and maintain effective controls related to evidencing the precision and nature of the review performed to approve the final estimated inventory reserves by a reviewer with the appropriate authority. As a result of insufficient evidence, management was unable to conclude that the review control functioned at a level that would prevent a material misstatement of inventory reserves.
This control deficiency could result in a misstatement to the Company’s consolidated financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of January 25, 2015. Ernst & Young LLP’s attestation report is included below.
Management’s Plan for Remediation
Management is in the process of determining a comprehensive remediation plan to fully address the material weakness. Remediation efforts are expected to include the following:

•
design and implement procedures to evidence our review including specification of the precision of the review, the types of questions that were asked, whether follow-up occurred, the answers received and how judgments applied in establishing the inventory reserves were affected by these attributes; and

•	perform and evidence the enhanced controls quarterly as well as annually.
Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above.
Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those controls determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Semtech Corporation
We have audited Semtech Corporation and subsidiaries’ internal control over financial reporting as of January 25, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Semtech Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s inventory reserves process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semtech Corporation and subsidiaries as of January 25, 2015 and January 26, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 25, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2015 financial statements, and this report does not affect our report dated March 30, 2015, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Semtech Corporation and subsidiaries has not maintained effective internal control over financial reporting as of January 25, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP

Los Angeles, California
March 30, 2015

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer, Chief Financial Officer and Controller. Our Code of Conduct serves as our written code of ethics for those officers, and for persons performing similar functions. Our current Code of Conduct is incorporated in this Annual Report on Form 10-K for fiscal year 2015 as Exhibit 14. The Code of Conduct is also available at the Corporate Governance section of the Investors page on our website at www.semtech.com. Alternatively, you can request a copy of the Code of Conduct free of charge by sending a written request to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our Chief Executive Officer, Chief Financial Officer or Controller, we will within four business days of the event disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.
The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 18, 2015, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.
The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of stockholders, to be held on June 18, 2015, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

Item 11.	Executive Compensation
The information required under this item will appear under the captions “Director Compensation,” “Compensation Discussion and Analysis”, “Executive Compensation” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 18, 2015, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will appear under the captions “Beneficial Ownership of Securities,” “Securities Authorized for Issuance under Equity Compensation Plans” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 18, 2015, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will appear under the captions “Election of Directors (Proposal Number 1)” “Corporate Governance, Transactions with Related Parties” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 18, 2015, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services
The information required under this item will appear under the captions “Independent Accountant Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 18, 2015, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 25, 2015

Total of Accounts receivable and other sales allowances	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 27, 2013	$3,593,579	$1,323,491	$—	$4,917,070
Year ended January 26, 2014	$4,917,070	$(567,394)	$(525,000)	$3,824,676
Year ended January 25, 2015	$3,824,676	$396,151	$(697,679)	$3,523,148

(a)(3)
Exhibits. These exhibits are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.		Description	Location

3.1		Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2		Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.1	*	The Company’s Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.2	*	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.3	*	Form of Long Term Stock Incentive Plan Award Agreement for Options Awarded to Non-Employee Directors on December 5, 2002	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2002

10.4	*	Form of Long-Term Stock Incentive Plan Award Agreement (Non-Employee Directors)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006

10.5	*	Form of Long-Term Stock Incentive Plan Award Agreement (Executive Officers)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.6	*	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Agreement	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 25, 2004

10.7	*	Form of Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.8	*	Form of Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.9	*	Adoption Agreement adopting The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan) as amended and restated effective January 1, 2005	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.10	*	Amended and Restated Plan Document for The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan), effective January 1, 2005	Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.11		Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.12	*	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010

10.13	*	Semtech Corporation Bonus Plan, amended and restated effective January 29, 2007 (also known as the “Executive Bonus Plan”)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.14	*	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.15	*	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.16	*	Memo to Emeka Chukwu dated, April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.17	*	Form of Long-Term Stock Incentive Plan Option Award Certificate	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.18	*	Form of Long-Term Stock Incentive Plan Restricted Stock Award Certificate	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.19	*	Form of Long-Term Stock Incentive Plan Performance Unit Award Certificate	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.20	*	Form of Long-Term Stock Incentive Plan Option Award Certificate (Non-Employee Directors)	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.21	*	Form of Long-Term Stock Incentive Plan Non-Employee Director Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2007

10.22	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.23		Semtech Corporation Executive Stock Ownership Guidelines	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.24		Semtech Corporation Director Stock Ownership Guidelines	Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 1, 2008

10.25	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.26	*	Restricted Stock Unit Award Agreement Cycleo Acquisition	Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2012

10.27	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.28	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.29	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.30	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.31	*	Semtech Corporation Chief Executive Officer Bonus Plan, as amended on February 28, 2012	Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2012.

10.32	*	Semtech Corporation 2007 SMI Assumed Plan	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.33	*	Semtech Corporation 2000 SMI Assumed Plan	Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.34	*	Semtech Corporation 2009 Long-Term Equity Inducement Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2009

10.35	*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Performance-Based Vesting)	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.36	*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Time-Based Vesting)	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.37	*	Restricted Stock Award Agreement dated March 29, 2010 with respect to time-based restricted stock award to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2011

10.40	*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.41	*	Amended and Restated Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.42	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan for non-Swiss employees	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.43	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan for Swiss employees	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2010

10.44	*	Semtech Nonqualified Executive Compensation Plan Adoption Agreement and Plan Document, as amended and restated effective October 12, 2007	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011

10.46	*	Severance and Release Agreement, effective as of September 20, 2012, between Semtech Corporation and David Schie	Exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2012

10.47	*	Policy Regarding Director Compensation	Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2012

10.48	*	Semtech Corporation Chief Executive Officer Bonus Plan, effective January 28, 2013	Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2013

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
Exhibit 10.2 to our Current Report on Form 8-K filed on May 3, 2013

10.51	*	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013

10.52	*	Severance and Release Agreement effective as of January 7, 2014, between Semtech Corporation and Sameer Vuyyuru	Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 10, 2014

10.53		Semtech Corporation Chief Executive Officer Bonus Plan, effective January 27, 2014	Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2014.

10.54		CEO Performance Restricted Stock Unit Award Certificate dated February 26, 2014	Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 28, 2014

10.55		Letter Agreement, dated as of February 27, 2014, by and between the Company and Mohan Maheswaran	Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 28, 2014

10.56	*	Letter Agreement, dated as of December 19, 2014, by and between the Company and Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.57	*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.58	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 22, 2014

14		Semtech Corporation Code of Conduct	Exhibit 14.1 to the Company’s Current Report on Form 8-K filed June 25, 2010

21.1		Subsidiaries of the Company	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

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

Semtech Corporation

Date: March 30, 2015	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2015	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: March 30, 2015	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 30, 2015	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 30, 2015	/s/ Glen M. Antle
Glen M. Antle
Director

Date: March 30, 2015	/s/ W. Dean Baker
W. Dean Baker
Director

Date: March 30, 2015	/s/ James P. Burra
James P. Burra
Director

Date: March 30, 2015	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 30, 2015	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 30, 2015	/s/ John L. Piotrowski
John L. Piotrowski
Director

Date: March 30, 2015	/s/ Carmelo J. Santoro
Carmelo J. Santoro
Director

Date: March 30, 2015	/s/ Sylvia Summers
Sylvia Summers
Director