Form 10-Q
period 2015-04-26
SEMTECH CORP
filed 2015-06-05
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at May 29, 2015: 66,437,135

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 26, 2015

Unless the context otherwise requires, the use of the terms "Semtech," “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refers to Semtech Corporation and its consolidated subsidiaries.

Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “estimate,” “should,” “will,” “designed to,” “projections,” or “business outlook,” or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: fluctuation in the Company's future results; downturns in the business cycle; reduced demand for the Company's products due to the global economic conditions; business interruptions; the Company's reliance on a limited number of suppliers and subcontractors for component and materials; potentially insufficient liability insurance if the Company's products are found to be defective; the Company maybe unsuccessful in developing and selling new products; the Company's products failing to meet industry standards; the Company's inability to protect intellectual property rights; the Company suffering losses if its products infringe the intellectual property rights of others; the Company's need to commit resources to product production prior to receipt of purchase commitments; increased business risk from foreign customers; the Company's foreign currency exposures; potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries; export restrictions and laws affecting the Company's trade and investments; competition against larger, more established entities; the loss of any one of the Company's significant customers; volatility of customer demand; termination of a contract by a distributor; government regulations and other standards that impose operational and reporting requirements; the Company's failure to comply with applicable environmental regulations; compliance with conflict minerals regulations; changes in tax laws and review by taxing authorities; taxation of the Company in other jurisdictions; the Company's failure to maintain effective internal control over financial reporting and disclosure controls and procedures; potential government investigations and inquiries; loss of the Company's key personnel; risks associated with companies the Company has acquired in the past and may acquire in the future and the Company's ability to successfully integrate acquired businesses and benefit from expected synergies; the Company's ability to generate cash to service its debt obligations; restrictive covenants in the Company's credit agreement which may restrict its ability to pursue its business strategies; the Company's reliance on certain critical information systems for the operation of its business; costs associated with the Company's indemnification of certain customers, distributors and other parties; the Company's share price could be subject to extreme price fluctuations; the Company's ability to realize expected benefits of the implementation of a new enterprise resource planning ("ERP") system; and disruption of the Company's operations caused by the adjustment to the new ERP system and the transition from the Company's legacy systems and databases. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015 including, without limitation information under the caption “Risk Factors”, in other filings with the Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.

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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 26, 2015	April 27, 2014
Net sales	$130,088	$132,859
Cost of sales	51,688	54,775
Gross profit	78,400	78,084
Operating costs and expenses:
Selling, general and administrative	37,675	31,696
Product development and engineering	29,678	27,813
Intangible amortization	6,163	6,425
Restructuring charge	—	1,001
Total operating costs and expenses	73,516	66,935
Operating income	4,884	11,149
Interest expense, net	(1,834)	(1,387)
Non-operating expense, net	(493)	(278)
Income before taxes	2,557	9,484
Provision for taxes	2,699	1,617
Net (loss) income	$(142)	$7,867
(Loss) earnings per share:
Basic	$0.00	$0.12
Diluted	$0.00	$0.12
Weighted average number of shares used in computing earnings per share:
Basic	66,713	67,300
Diluted	66,713	67,970
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 26, 2015	April 27, 2014
Net (loss) income	$(142)	$7,867
Other comprehensive loss, before tax:
Available-for-sale investments:
Change in unrealized holding income on available-for-sale investments	—	1
Interest rate hedge:
Change in unrealized loss on interest rate cap	(19)	(110)
Reclassification to interest expense	115	33
Other comprehensive income (loss), before tax	96	(76)
(Provision) benefit for taxes related to items of other comprehensive (loss) income	(42)	28
Other comprehensive income (loss), net of tax	54	(48)
Total comprehensive (loss) income	$(88)	$7,819
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 26, 2015	January 25, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$211,504	$230,328
Accounts receivable, less allowances of $3,857 at April, 26 2015 and $3,523 at January 25, 2015	85,845	69,301
Inventories	75,033	73,668
Deferred tax assets	2,451	2,478
Prepaid taxes	3,406	1,544
Other current assets	20,859	19,369
Total current assets	399,098	396,688
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $125,499 at April 26, 2015 and $120,588 at January 25, 2015	111,575	115,471
Deferred tax assets	74	106
Goodwill	329,703	280,319
Other intangible assets, net	107,355	101,600
Other assets	38,875	35,247
TOTAL ASSETS	$986,680	$929,431
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,282	$32,448
Accrued liabilities	43,724	49,754
Deferred revenue	6,893	5,848
Current portion - long-term debt	18,552	18,547
Other current liabilities	10,000	—
Deferred tax liabilities	1,444	1,444
Total current liabilities	132,895	108,041
Non-current liabilities:
Deferred tax liabilities	2,477	2,477
Long term debt, less current portion	265,106	234,746
Other long-term liabilities	50,501	32,809
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 66,389,228 outstanding on April 26, 2015 and 78,136,144 issued and 66,812,919 outstanding on January 25, 2015	785	785
Treasury stock, at cost, 11,746,916 shares as of April 26, 2015 and 11,323,225 shares as of January 25, 2015	(237,971)	(222,969)
Additional paid-in capital	371,030	371,596
Retained earnings	401,640	401,783
Accumulated other comprehensive income	217	163
Total stockholders’ equity	535,701	551,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$986,680	$929,431
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 26, 2015	April 27, 2014
Cash flows from operating activities:
Net (loss) income	$(142)	$7,867
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	12,040	12,004
Accretion of deferred financing costs and debt discount	313	250
Deferred income taxes	(390)	1
Stock-based compensation	5,946	6,847
Loss on disposition of property, plant and equipment	—	2
Changes in assets and liabilities:
Accounts receivable, net	(16,359)	4,611
Inventories	(873)	4,962
Prepaid expenses and other assets	(4,684)	(1,235)
Accounts payable	21,613	(1,352)
Accrued liabilities	(8,095)	(10,557)
Deferred revenue	1,045	(1,573)
Income taxes payable and prepaid taxes	1,205	154
Other liabilities	3,078	788
Net cash provided by operating activities	14,697	22,769
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale investments	—	500
Purchase of property, plant and equipment	(4,841)	(6,379)
Acquisitions, net of cash acquired	(34,932)	—
Purchases of other investments	(2,230)	(3,043)
Net cash used in investing activities	(42,003)	(8,922)
Cash flows from financing activities:
Borrowings under line of credit	35,000	—
Payment for employee stock-based compensation payroll taxes	(3,602)	(2,985)
Proceeds from exercises of stock options	1,785	1,785
Repurchase of outstanding common stock	(20,014)	(10,000)
Payment of long term debt	(4,687)	(4,687)
Net cash provided by (used in) financing activities	8,482	(15,887)
Net decrease in cash and cash equivalents	(18,824)	(2,040)
Cash and cash equivalents at beginning of period	230,328	243,194
Cash and cash equivalents at end of period	$211,504	$241,154
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
The Company is a global supplier of analog and mixed-signal semiconductor products. The end-customers for the Company’s products are primarily original equipment manufacturers (“OEM’s”) that produce and sell electronics.
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The first quarter of fiscal years 2016 and 2015 each consisted of 13 weeks.
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
In January 2015, the Company completed the acquisition of EnVerv, Inc. (“EnVerv”). In March 2015, the Company completed the acquisition of Triune Systems, L.L.C. ("Triune"). These interim condensed consolidated financial statements include the results of operations of EnVerv and Triune commencing as of their acquisition dates.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 25, 2015. The results reported in these interim condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
Segment Information
In the first quarter of fiscal year 2016, the Company completed a reassessment of its operations in light of its recent strategic business decisions. Based on this reassessment, the Company has identified five operating segments in total. Four of the operating segments aggregate into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as “All others”), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. The Company’s Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker (“CODM”) as defined by the segment disclosure guidance (see Note 15 for further discussion) and now receives discrete financial information pertaining to the Systems Innovation Group. As a result, the financial activity associated with the Systems Innovation Group is being reported separately from the Company’s reportable segment. This separate reporting is included in the “All others” category. The Company reported “All others” as part of the Company’s one reportable segment for the three month period ended April 27, 2014. The historical activity of the reportable segment has been recast for consistent presentation for the three month period ended April 27, 2014.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU 2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The accounting update is effective for annual periods beginning on or after December 15, 2014. Accordingly, the Company has adopted the provisions of this new accounting standard at the beginning of fiscal year 2016, and has assessed the impact on its consolidated financial statements to be immaterial.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full- or modified-retrospective basis for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. This update will be effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is not permitted. The Company is currently assessing the basis of adoption and evaluating the impact of the adoption of the update on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard intends to simplify the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period and early application is permitted. The Company plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2017, and is currently assessing the impact on its consolidated financial statements.

Note 2: Acquisitions

Triune Systems, L.L.C
On March 4, 2015 the Company acquired Triune Systems, L.L.C., a privately-held supplier of wireless charging and power management platforms targeted at, among other things, high and low power, high efficiency applications. Under the terms of the purchase agreement the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million consisting of $35.0 million in cash paid at closing, with an additional cash consideration of $10.0 million to be paid six months after the transaction closing date and additional contingent consideration subject to achieving certain future financial goals (“Triune Earn-out”). Under the terms of the Triune Earn-out, up to $70.0 million of consideration will be paid over three years if certain revenue targets are achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. The fair value of the Triune Earn-out is estimated to be $16.7 million, of which $16.2 million is presented under "Other liabilities" in the condensed consolidated balance sheet as of April 26, 2015. The remaining portion of the Triune Earn-out that is dependent on continued employment is accounted for as compensation expense as the requisite services are provided (see Note 13). During the quarter ended April 26, 2015, the Company borrowed $35.0 million under its revolving line of credit in connection with this acquisition (see Note 10 for discussion regarding Credit Facilities).
The acquisition is accounted for under the acquisition method of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Total acquisition consideration will be allocated to the acquired tangible and intangible assets and assumed liabilities of Triune based on their respective estimated fair values as of the acquisition date. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed will be allocated to goodwill. The goodwill resulted from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio, and opportunities within new markets. The Company is currently in the process of evaluating the fair value of the acquired tangible and intangible assets and goodwill assumed in the business combination. As of April 26, 2015, based on the Company’s preliminary estimates, $10.0 million of the total acquisition consideration has been allocated to core technologies, $2.0 million to customer relationships and $49.4 million to goodwill. The remaining balance was allocated to identifiable tangible assets and assumed liabilities. The Company expects that all such goodwill will be deductible for tax purposes.
The purchase price allocation for the Triune acquisition is preliminary and will be finalized upon collection of information regarding the fair values of assets and liabilities acquired. The primary areas of the preliminary purchase price allocation that are not yet finalized include fair values of certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes, residual goodwill, the allocation of goodwill to reporting units, and its impact on segment reporting. The Company expects to complete the purchase price allocation for its acquisition of Triune in the third quarter of fiscal 2016.
Net revenues and earnings attributable to Triune since the acquisition date were not material. Pro forma results of operations have not been presented as Triune's annual operating results are not material to the Company’s consolidated financial results.
EnVerv, Inc.
On January 13, 2015, the Company paid $4.9 million to acquire select assets from EnVerv, a privately-held supplier of power line communications (“PLC”) and Smart Grid solutions targeted at advanced metering infrastructure, home energy management systems and IoT applications. The Company has concluded that the acquired assets constituted a business and accordingly accounted for this transaction as a business combination.
The purchase price allocation for the EnVerv acquisition was finalized in the first quarter of fiscal year 2016. Total acquisition consideration has been allocated to the acquired tangible and intangible assets and assumed liabilities based on their respective estimated fair values as of the acquisition date. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed has been allocated to goodwill. As of April 26, 2015, $1.4 million of the total acquisition consideration has been allocated to core technologies and the remaining $3.4 million has been allocated to goodwill. The Company expects that all such goodwill will be deductible for tax purposes.
Net revenues and earnings attributable to EnVerv since the acquisition date were not material. Pro forma results of operations have not been presented as EnVerv’s annual operating results are not material to the Company’s consolidated financial statements.

Note 3: (Loss) Earnings per Share
The computation of basic and diluted (loss) earnings per common share is as follows:

	Three Months Ended
(in thousands, except per share amounts)	April 26, 2015	April 27, 2014
Net (loss) income	$(142)	$7,867

Weighted average common shares outstanding - basic	66,713	67,300
Dilutive effect of options and restricted stock units	—	670
Weighted average common shares outstanding - diluted	66,713	67,970

Basic (loss) earnings per common share	$0.00	$0.12
Diluted (loss) earnings per common share	$0.00	$0.12

Anti-dilutive shares not included in the above calculations	2,525	1,662
Basic (loss) earnings per common share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted (loss) earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.
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
The Company includes revenue related to granted technology licenses in “Net sales” within the condensed consolidated statements of operations. Historically, revenue from these arrangements has not been significant though it is part of the Company’s recurring ordinary business.
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
The Company records a provision for estimated sales returns and rebates in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns, rebates and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. The Company reviews material subject to return for impairment for purposes of computing deferred cost of sales. There were no significant impairments of deferred cost of sales in the first quarter of fiscal year 2016 or fiscal year 2015.

Note 5: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax, stock-based compensation expense included in the unaudited condensed consolidated statements of operations captions for the three months ended April 26, 2015 and April 27, 2014, respectively.

	Three Months Ended
(in thousands)	April 26, 2015	April 27, 2014
Cost of sales	$475	$363
Selling, general and administrative	3,214	4,065
Product development and engineering	2,257	2,419
Stock-based compensation	$5,946	$6,847
Net change in stock-based compensation capitalized into inventory	$74	$(9)
Stock-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock-based compensation. As of April 26, 2015, the Company has granted stock options, restricted stock and restricted stock units under the plans and has also issued some stock-based compensation outside of the plans, including stock options, restricted stock and restricted stock units issued as inducements to join the Company.
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
Some of the restricted stock units granted in the first three months of fiscal year 2016 and prior years are classified as liabilities rather than equity. For grants classified as equity, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the grantee’s requisite service period. For grants classified as liabilities, stock-based compensation cost is measured at fair value at the end of each reporting period until the date of settlement, and is recognized as an expense over the grantee’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in the three months ended April 26, 2015 and April 27, 2014, respectively:

	Three Months Ended
	April 26, 2015	April 27, 2014
Expected lives, in years	4.2 - 4.3	3.0 - 4.4
Estimated volatility	29%	33% - 34%
Dividend yield	—	—
Risk-free interest rate	1.24% - 1.27%	1.26% - 1.31%
Weighted average fair value on grant date	$7.38	$7.22

Stock Option Awards. The Company has historically granted stock options to both employees and non-employee directors. The fair value of these grants was measured on the grant date and is being recognized as an expense over the requisite vesting period (typically 3-4 years).
The following table summarizes the activity for stock options for the three months ended April 26, 2015:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (in years)
Balance at January 25, 2015	1,763	$23.70	$7,722	$4,688	986
Options granted	170	28.60
Options exercised	(114)	15.60	1,321
Options cancelled/forfeited	(51)	24.31
Balance at April 26, 2015	1,768	$24.68	$3,024	$4,962	1,032
Exercisable at April 26, 2015	1,032	$22.80	$3,017			2.4
Performance Units. The Company grants performance-based vesting restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined cumulative three-year performance of the Company’s revenue and operating income measured against internal goals. The performance award which is granted in any fiscal year will be tied to the Company’s performance of that fiscal year and the succeeding two fiscal years.  The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 547,032 shares and an additional 547,032 shares would be settled in cash. The Company would have a liability accrued under “Other liabilities” within the condensed consolidated balance sheet equal to the value of 547,032 shares on the settlement date, which would be settled in cash. Only cash performance-based restricted stock unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At April 26, 2015, the performance metrics associated with the outstanding awards issued in fiscal years 2016, 2015 and 2014 are expected to be met at a level which would result in a grant at 100%, 95%, and 75% of target, respectively.
In the first quarter of fiscal year 2016 the Company granted performance-based vesting restricted stock units to select employees as part of the EnVerv transaction. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined revenue target. In addition to the performance vesting condition, these awards have a requisite four year vesting term (which is also the requisite vesting period) whereby 25% will vest, subject to attainment of the performance condition, on each anniversary of the grant date. Under the terms of these awards, assuming the highest performance level of 100% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 54,000. At April 26, 2015, the performance metrics associated with the outstanding awards issued in fiscal year 2016 are expected to be met at a level which would result in a grant at 54,000 shares.

The Performance Units are valued as of the measurement date and expense is recognized on a straight line basis for the awards expected to vest based on the probability of attainment of the performance condition for each separately vesting portion of the award.

The following table summarizes the activity for performance-based restricted stock units for the three months ended April 26, 2015:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amounts)	Total Units	Units	Units	Recorded Liability
Balance at January 25, 2015	426	211	215	$1,891	$27.17	$6,164	1.6
Performance-based units granted	235	145	90		28.60
Performance-based units vested	—	—	—		—
Performance-based units cancelled/forfeited	(61)	(30)	(31)		27.83
Change in liability				(18)
Balance at April 26, 2015	600	326	274	$1,873	$27.67	$10,161	2.0

Changes in the liability associated with performance-based restricted stock units, which is recorded in “Other current liabilities” and “Other long-term liabilities” within the condensed consolidated balance sheets, is due to changes in proportionate vesting and estimated forfeitures, re-measurement adjustments related to changes in market value and changes in the expected performance results.

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
The following tables summarize the assumptions used in the Monte Carlo simulation model to determine the fair value of restricted stock units granted in the first three months of fiscal year 2015 for both Tranche 1 and Tranche 2.
Tranche 1:

Three Months Ended
April 27, 2014
Expected lives, in years	1.6
Estimated volatility	34%
Dividend yield	—
Risk-free interest rate	1.50%
Fair value on grant date	$17.26
Tranche 2:

Three Months Ended
April 27, 2014
Expected lives, in years	2.1
Estimated volatility	34%
Dividend yield	—
Risk-free interest rate	1.50%
Fair value on grant date	$14.88

The following table summarizes the activity for market performance restricted stock units for the three months ended April 26, 2015:

		Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amounts)	Total Units
Balance at January 25, 2015	220	$15.59	$—	1.2
Market performance units granted	—	—
Market performance units vested	—	—
Market performance units cancelled/forfeited	—	—
Balance at April 26, 2015	220	$15.59	$1,286	0.7

Restricted Stock Units, Employees. The Company grants restricted stock units to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 4 years).

The following table summarizes the employees’ restricted stock unit activity for the three months ended April 26, 2015:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2015	2,138	$26.43		$44,506	2.4
Restricted stock units granted	266	28.60
Restricted stock units vested	(275)	27.66	$7,797
Restricted stock units forfeited	(132)	25.98
Balance at April 26, 2015	1,997	$26.58		$43,649	2.4

(1)	Reflects the value of Semtech Corporation stock on the date that the restricted stock unit vested.
Restricted Stock Units, Non-Employee Directors. The Company grants restricted stock units to non-employee directors. These restricted stock units are accounted for as liabilities because they are cash settled. These awards are vested after one year of service. However, because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement.
The following table summarizes the non-employee directors’ activity for restricted stock units for the three months ended April 26, 2015:

(in thousands, except for per unit amounts)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2015	24	$5,214	$26.59	$275	0.4
Restricted stock units granted	—		—
Restricted stock units vested	—		—
Restricted stock units forfeited	—		—
Change in liability		(529)
Balance at April 26, 2015	24	$4,685	$26.59	$101	0.2
As of April 26, 2015, the total number of vested but unsettled restricted stock units for non-employee directors is 202,780 units. As of April 26, 2015, $0.5 million of the liability associated with these awards is included in “Accrued liabilities” within the condensed consolidated balance sheet, with the remainder of the liability included in “Other long-term liabilities” within the condensed consolidated balance sheet.

Note 6: Investments
Investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and United States (“U.S.”) government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, with original maturity dates in excess of three months. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have original maturities in excess of twelve months. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Non-operating expense, net” within the condensed consolidated statements of operations.
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
The following table summarizes the Company’s cash and available-for-sale investments:

	April 26, 2015			January 25, 2015
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Cash equivalents	$23,277	$23,277	$—	$23,271	$23,271	$—
Total investments	$23,277	$23,277	$—	$23,271	$23,271	$—
Agency securities are specific securities that are issued by U.S. government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s cash and available-for-sale investments:

	April 26, 2015		January 25, 2015
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$23,277	$23,277	$23,271	$23,271
After 1 year through 5 years	—	—	—	—
Total investments	$23,277	$23,277	$23,271	$23,271
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale investments and are included in “Accumulated other comprehensive income” within the condensed consolidated balance sheets. The following table summarizes net unrealized gains arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Three Months Ended
(in thousands)	April 26, 2015	April 27, 2014
Unrealized gain, net of tax	$—	$1
Increase to deferred tax liability	—	1
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three Months Ended
(in thousands)	April 26, 2015	April 27, 2014
Interest income	$5	$8

The Company accounts for its equity investments under the cost method of accounting when it does not have the ability to exercise significant influence over the investees. For investments where the Company has the ability to exercise significant influence, it uses the equity method of accounting.

In the first quarter of fiscal year 2016, the Company acquired an equity stake in Idosens S.A.S. ("Idosens") (see Note 18).

Cost Method Investments

(in thousands)	Equity Investment
Balance at January 25, 2015	$12,148
Additions	1,600
Balance at April 26, 2015	$13,748

Equity Method Investments

(in thousands)	Equity Investment
Balance at January 25, 2015	$—
Investment in Idosens	30
Balance at April 26, 2015	$30
Note 7: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of April 26, 2015				Fair Value as of January 25, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents	$23,277	$23,277	$—	$—	$23,271	$23,271	$—	$—
Total available-for-sale securities	23,277	23,277	—	—	23,271	23,271	—	—
Interest rate cap	14	—	14	—	33	—	33	—
Total financial assets	$23,291	$23,277	$14	$—	$23,304	$23,271	$33	$—

Financial liabilities:
Triune Earn-Out	$16,200	$—	$—	$16,200	$—	$—	$—	$—
Total financial liabilities	$16,200	$—	$—	$16,200	$—	$—	$—	$—
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
The fair value of the interest rate cap at April 26, 2015 and January 25, 2015 is estimated as described in Note 11 and is included in “Other assets” within the condensed consolidated balance sheets.
The Triune Earn-out liability is valued utilizing estimates of cumulative revenue and operating income (Level 3 inputs). These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.

Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheets as follows:

	Fair Value as of April 26, 2015				Fair Value as of January 25, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$23,277	$23,277	$—	$—	$23,271	$23,271	$—	$—
Other assets	14	—	14	—	33	—	33	—
Total financial assets	$23,291	$23,277	$14	$—	$23,304	$23,271	$33	$—

Financial liabilities:
Triune Earn-Out	$16,200	$—	$—	$16,200	$—	$—	$—	$—
Total financial liabilities	$16,200	$—	$—	$16,200	$—	$—	$—	$—
During the three months ended April 26, 2015, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of April 26, 2015 and January 25, 2015, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 10) is $91.2 million and $95.9 million and Revolving Commitments (as defined in Note 10) is $193.0 million and $158.0 million at April 26, 2015 and January 25, 2015, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its investments during the first three months of fiscal year 2016.
Note 8: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	April 26, 2015	January 25, 2015
Raw materials	$2,510	$1,624
Work in progress	46,906	36,759
Finished goods	25,617	35,285
Inventories	$75,033	$73,668

Note 9: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill were as follows:

(in thousands)	Signal Integrity	Power and High Reliability	Wireless, Sensing and Timing	Total
Balance as of January 25, 2015	$261,891	$—	$18,428	$280,319
Additions	—	49,384	—	49,384
Balance at April 26, 2015	$261,891	$49,384	$18,428	$329,703

During the first quarter of fiscal year 2016 goodwill associated with the Power and High Reliability product group increased due to the Company's acquisition of Triune (see Note 2).
Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.
Goodwill is allocated to three reporting units (Signal Integrity, Power and High Reliability and Wireless, Sensing and Timing) (see Note 15). The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company will consider before reaching its conclusion about whether to perform the first step of the goodwill impairment test.
Goodwill was tested for impairment as of November 30, 2014, the date of the Company’s annual impairment review, at the reporting unit level for Signal Integrity and Wireless, Sensing and Timing. The Company estimated the fair values using an income approach, as well as other generally accepted valuation methodologies. The cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered perpetual earnings growth rates for publicly traded peer companies.
Goodwill is measured at fair value on a non-recurring basis. That is, goodwill is not measured at fair value on an ongoing basis, but is subject to fair value adjustments using Level 3 inputs in certain circumstances (e.g., when there is evidence of impairment). At April 26, 2015, the Company concluded that there were no indicators of such impairment.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		April 26, 2015			January 25, 2015
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$144,155	$(58,363)	$85,792	$134,155	$(53,286)	$80,869
Customer relationships	7-10 years	30,030	(12,546)	17,484	28,030	(11,480)	16,550
Technology licenses (1)	5-10 years	263	(184)	79	263	(169)	94
Other intangibles assets	1-5 years	6,600	(6,600)	—	6,600	(6,513)	87
Total finite-lived intangible assets		$181,048	$(77,693)	$103,355	$169,048	$(71,448)	$97,600

(1)
Technology licenses relate to end-license agreements for intellectual property that is used by the Company in research and development activities and also has alternative future uses. Amortization expense related to technology licenses is reported as “Product development and engineering” in the condensed consolidated statements of operations.

For the three months ended April 26, 2015 and April 27, 2014, amortization expense related to acquired finite-lived intangible assets was $6.2 million and $6.4 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as “Intangible amortization” in the condensed consolidated statements of operations.

The estimated annual amount of future amortization expense for all finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer Relationships	Technology Licenses	Total
Remaining nine months of fiscal year 2016	$15,481	$3,300	$38	$18,819
Fiscal year 2017	20,641	4,400	41	25,082
Fiscal year 2018	20,641	4,400	—	25,041
Fiscal year 2019	17,230	4,400	—	21,630
Fiscal year 2020	9,398	950	—	10,348
Thereafter	2,401	34	—	2,435
Total expected amortization expense	$85,792	$17,484	$79	$103,355

At April 26, 2015 and January 25, 2015, the Company had a total of $4.0 million of indefinite-lived intangible assets consisting of in-process Research and Development (“IPR&D”) from previous acquisitions for which development is continuing.
The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate.
Indefinite-lived intangible assets are measured at fair value on a non-recurring basis using Level 3 inputs in certain circumstances (e.g. when there is evidence of impairment). At April 26, 2015 the Company concluded that there were no indicators of impairment.
Note 10: Credit Facilities
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
On May 2, 2013 (the “Closing Date”), Semtech, with each of its domestic subsidiaries as guarantors (the “Guarantors”), entered into a new Credit Agreement (the “New Credit Agreement”) with the lenders referred to therein (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. In accordance with the New Credit Agreement, the Lenders provided Semtech with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “New Facilities”) for a five year term, consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving line of credit commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). The Revolving Commitments can be used as follows: up to $40.0 million for letters of credit, up to $25.0 million for swing line loans (as defined below), and up to $40.0 million for revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Swing line loans are Base Rate (as defined below) loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of April 26, 2015, there were no amounts outstanding under the letters of credit, swing line loans, and Alternative Currencies.
At the Closing Date, $326.6 million of borrowings were outstanding under the New Facilities consisting of $149.3 million of Term Loans and $177.3 million of Revolving Commitments, net of $1.4 million of debt discounts resulting from amounts paid to the Lenders. As a result of debt refinancing and changes in some of the Lenders, $0.8 million of debt discounts were expensed in the second quarter of fiscal year 2014 and $0.6 million was capitalized as of May 2, 2013 and is being amortized using the effective interest method over the five year term of the New Credit Agreement. The expense is included in “Interest expense, net” in the condensed consolidated statements of operations. The proceeds from the New Facilities were used to repay in full the outstanding obligations of $327.5 million under the Prior Credit Facilities, which were terminated. The portion of the transaction associated with Prior Lenders was accounted for as a debt modification.
Deferred financing costs incurred in the second quarter of fiscal year 2014, in connection with the New Facilities, were approximately $2.2 million, of which $1.0 million was expensed, inclusive of certain legal costs directly related to the refinancing. Of this amount $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the New Facilities. The expense is included in “Interest expense, net” in the condensed consolidated statements of operations for the three months ended April 26, 2015.
As a result of the debt refinancing, the Company recorded a $7.1 million loss on debt modification of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities in the fiscal year ended January 26, 2014. The remaining $1.7 million of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities is being amortized over the five year terms of the New Facilities. The expense is included in “Interest expense, net” within the condensed consolidated statements of operations for the three months ended April 26, 2015.
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
Interest on loans made under the New Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) London Interbank Offered Rate (“LIBOR”) (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate (as published by The Wall Street Journal), (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Alternative Currencies, other than Canadian Dollars, accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by the administrative agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a Base Rate loan and swing line loan and quarterly for a Euro dollar rate loan. Interest is payable on the revolving line of credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional Term Loans, respectively. As of April 26, 2015, the interest rates payable on both the Term Loans and the Revolving Commitments was 1.93%.
As of April 26, 2015, there was $91.2 million outstanding under the Term Loans. Under the terms of the New Credit Agreement, the Company is required to make $4.7 million in quarterly principal payments on the Term Loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payments will increase to $7.5 million. Quarterly principal payments for Term Loans are due beginning on the last day of the Company’s fiscal quarter-end and will continue through April 30, 2018. The principal payments related to the Term Loans are due as follows: $14.1 million remaining in fiscal year 2016; $18.8 million in fiscal year 2017; $24.4 million in fiscal year 2018. The final remaining principal payment is due on the maturity date of May 1, 2018.
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $193.0 million at April 26, 2015 and is due on or before May 1, 2018. The Company may, upon notice to the administrative agent, at any time or from time to time voluntarily prepay the Term Loans or Revolving Commitments in whole or in part without premium or penalty. On June 3, 2013, the Company made an early prepayment of $26.0 million against the Term Loans. On July 14, 2014, the Company made a voluntary payment of $25.0 million against the Revolving Commitments. On March 4, 2015 the Company borrowed $35.0 million under the Revolving Commitments in connection with the acquisition of Triune (see Note 2).
All obligations of Semtech under the New Facilities are unconditionally guaranteed by each of the Guarantors and are secured by a first priority security interest in substantially all of the assets of Semtech and the Guarantors, subject to certain customary exceptions.
Semtech and the Guarantors are subject to customary covenants under the New Facilities, including the maintenance of a minimum interest ratio of 3.50:1.00 as of April 26, 2015 and a maximum total consolidated leverage ratio of 3.00:1.00 as of April 26, 2015. Semtech was in compliance with such financial covenants as of April 26, 2015.
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
The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million (see Note 10), permits Semtech to elect LIBOR or Base Rate loans. Since Semtech intends to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company. No ineffectiveness was recorded during the three months ended April 26, 2015.
The Cap Agreement is recorded at estimated fair value at the end of each reporting period. The fair value of the Cap Agreement at April 26, 2015 was determined using Level 2 inputs, including observable market-based inputs such as interest rate curves and implied volatilities for similar instruments with similar contractual terms.
The Company has determined that the Cap Agreement is highly effective in offsetting future variable interest payments associated with the hedged portion of the Company’s New Credit Agreement. Gains or losses associated with the value of the Cap Agreement are initially reported in other comprehensive income or loss and amortized as an increase to interest expense through the maturity of the Cap Agreement. The amount of unrealized losses on the Cap Agreement recorded in “Accumulated other comprehensive income” at April 26, 2015 that is expected to be reclassified into interest expense in the next twelve months, if interest rates remain unchanged, is approximately $0.7 million.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows:

(in thousands)
Balance at January 25, 2015	7,774
Additions based on tax positions related to the current year	122
Reductions for tax positions of prior years, net	(253)
Balance as of April 26, 2015	7,643
The gross unrecognized tax benefit (before federal impact of state items) was $9.8 million and $9.9 million at April 26, 2015 and January 25, 2015, respectively. Included in the balance of unrecognized tax benefits at April 26, 2015 and January 25, 2015, is $7.6 million and $7.8 million of net tax benefit (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate, subject to the valuation allowance.
The liability for UTP is reflected within the consolidated balance sheets as follows:

(in thousands)	April 26, 2015	January 25, 2015
Deferred tax assets - non-current	$7,643	$7,522
Other long-term liabilities	—	252
Total accrued taxes	$7,643	$7,774

The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. The Company had approximately $293,000 of net interest and penalties accrued at April 26, 2015 and January 25, 2015.
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
The Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately forty years.  The Company vacated the building in May 2002.  Certain contaminants have been found in the local groundwater and site soils.  The location of key soil contamination (and some related site groundwater impact associated with the soil contamination) is concentrated in and found to emanate from an area of an underground storage tank that the Company believes to have been installed and primarily used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy.  There are no litigation claims pending with respect to environmental matters at the Newbury Park site.
The Los Angeles Regional Water Quality Control Board (“RWQCB”) having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved.  In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring.  In October 2013, an order was issued including a scope of proposed additional site work, monitoring, and proposed remediation activities.  The Company filed appeals of the October 2013 order seeking reconsideration by the RWQCB and review by the State Water Resources Control Board (“SWRCB”) of the removal of two other potentially responsible parties, and seeking clarification of certain other factual findings.  In April 2015, the RWQCB denied the Company’s request to name the two other potentially responsible parties to the order, but did correct certain findings of fact identified by the Company in its petition for reconsideration. The SWRCB has not yet ruled on the Company’s petition for review of the RWQCB’s action as the petition was filed with a request it be held in abeyance.
The Company has been engaged with the regulatory agency, including technical discussion between the Company’s environmental firm and RWQCB staff, and has initiated the technical efforts to comply with the order. The Company submitted technical reports prepared by the environmental firm to the RWQCB and has received confirmation regarding the satisfaction of portions of the order.  The Company also submitted a remedial action plan prepared by the environmental firm outlining the cleanup of soil, groundwater, and soil vapor at the site. The parties are continuing to work toward compliance with the October 2013 order and anticipate working cooperatively on any ultimate proposed cleanup and abatement work.
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated.  Based on the Company’s preliminary assessment following a November 2012 draft cleanup and abatement order, which has been reviewed under the October 2013 order pending the current appeal by the Company and other impacted parties, the Company had determined a likely range of probable loss between $2.7 million and $5.7 million. Based on recent determinations by the RWQCB and refinement of the draft remedial action plan, the Company has determined a likely range of probable loss between $4.8 million and $7.0 million.  Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss.  Therefore, the Company has recorded the minimum amount of $4.8 million, and such reserve remains on the Company’s books under “Other long-term liabilities” on the unaudited consolidated condensed balance sheets.  These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
Earn-out Liability

Pursuant to the terms of the amended earn-out arrangement (“Cycleo Amended Earn-out”) with the former stockholders of Cycleo SAS (“Cycleo Earn-out Beneficiaries”), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period (“Cycleo Defined Earn-out Period”). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Amended Earn-out of $2.7 million and $1.7 million as of April 26, 2015 and January 25, 2015, respectively.
Pursuant to the terms of the Triune Earn-out with the former members of Triune (“Triune Earn-out Beneficiaries”), which the Company acquired on March 4, 2015, the Company potentially may make payments totaling up to approximately $70.0 million based on achievement of certain revenue targets measured at each fiscal year end, starting with fiscal year 2016 and ending in fiscal year 2018. An additional payment of up to $16.0 million may be made based upon a combination of cumulative revenue and operating income targets measured from the acquisition date through the end of the Company’s fiscal year 2018. For certain of the Triune Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Triune Earn-out of $16.2 million, which represents the fair value as of April 26, 2015. This liability relates to the portion of the earn-out that is not dependent on continued employment. The Company will incur an additional $0.5 million of earn-out liability, subject to changes in fair value, through fiscal year 2018 that will be reported as compensation expense as the requisite services are provided.

Note 14: Concentration of Risk
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended
(percentage of net sales)	April 26, 2015	April 27, 2014
Samsung Electronics (and affiliates)	8%	14%
The following table shows the customer that has an outstanding receivable balance that represents at least 10% of total net receivables for the periods indicated:

	Balance as of
(percentage of net accounts receivable)	April 26, 2015	January 25, 2015
Samsung Electronics (and affiliates)	8%	12%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For the first quarter of fiscal years 2016 and 2015, approximately 30% and 54%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods.
In the first quarter of fiscal year 2016, authorized distributors accounted for approximately 57% of the Company’s net sales compared to approximately 53% in the first quarter of fiscal year 2015. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the first quarter of fiscal year 2016, the Company’s two largest distributors were based in Asia.

Note 15: Segment information
Segment Information
See Note 1 regarding recent developments affecting the Company’s operating segments.

The Company has five operating segments in total. The Company’s CEO continues to function as the CODM. The Company’s CODM makes operating decisions and assesses performance based on these operating segments. Four of the operating segments: Protection Products; Power and High Reliability Products; Signal Integrity Products; and Wireless, Sensing and Timing Products, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the “Semiconductor Products Group”. The remaining operating segment, the Systems Innovation Group, cannot be aggregated with the other operating segments and does not meet the thresholds for a separate reportable segment as defined by the guidance regarding segment disclosure. Therefore the Company has classified it as “All others” in the tables below. The Company’s assets are commingled among the various reporting units and the CODM does not use that information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment below.

Net sales by segment are as follows:

	Three Months Ended
(in thousands)	April 26, 2015	April 27, 2014
Semiconductor Products Group	$128,247	$131,743
All others	1,841	1,116
Total	$130,088	$132,859
Income by segment and reconciliation to consolidated operating income:

	Three Months Ended
(in thousands)	April 26, 2015	April 27, 2014
Semiconductor Products Group	$25,327	$29,962
All others	(2,251)	(2,705)
Operating Income by segment	23,076	27,257
Items to reconcile segment operating income to consolidated income before taxes
Intangible amortization and impairments	6,163	6,425
Stock-based compensation expense	5,946	6,847
Inventory write-down	—	1,052
Restructuring charges	—	1,001
Environmental reserve	2,335	—
Other non-segment related expenses	3,200	444
Amortization of fair value adjustments related to acquired PP&E	548	339
Interest expense, net	1,834	1,387
Non-operating (income) expense, net	493	278
Income before taxes	$2,557	$9,484

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis for all periods.

	Three Months Ended
(in thousands, except percentages)	April 26, 2015		April 27, 2014
Signal Integrity	54,309	41%	51,279	39%
Protection	37,127	29%	48,671	36%
Wireless, Sensing and Timing	22,798	18%	18,348	14%
Power and High-Reliability	14,013	11%	13,445	10%
Systems Innovation	1,841	1%	1,116	1%
Total net sales	130,088	100%	132,859	100%
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended
	April 26, 2015	April 27, 2014
Asia-Pacific	74%	74%
North America	17%	14%
Europe	9%	12%
	100%	100%
The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for one or more of the periods presented:

	Three Months Ended
(percentage of total sales)	April 26, 2015	April 27, 2014
China (including Hong Kong)	43%	34%
United States	12%	13%
Japan	8%	10%
South Korea	8%	11%

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	April 26, 2015	April 27, 2014
Domestic	$(13,435)	$(5,137)
Foreign	15,992	14,621
Total	$2,557	$9,484

Note 16: Stock Repurchase Program
The Company maintains an active stock repurchase program which was approved by the Company’s Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock from time to time through negotiated or open market transactions. On August 21, 2013, the Company announced an additional $50.0 million expansion of the stock repurchase program, for a total authorized amount of $100.0 million. In November 2014, the Company announced that the Board of Directors authorized an additional $28.4 million of repurchases under the program, which together with the $21.6 million remaining under the program, brought the total unused or remaining authorization to $50.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. As of April 26, 2015, the Company had repurchased an aggregate $98.4 million in shares of common stock under the Program.
In the first three months of fiscal year 2016, the Company repurchased 734,645 shares for $20.0 million. In the first three months of fiscal 2015, the Company repurchased 384,884 for $10.0 million.
In May 2015, the Company announced that the Board of Directors had authorized an additional $70.0 million of repurchases under the stock repurchase program, which brought the total current remaining authorization to $100.0 million.
The Company currently intends to hold the repurchased shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and vested restricted stock units.
Note 17: Divestiture

In the first quarter of fiscal year 2016, the Company completed its divestiture of its defense and microwave communications infrastructure business to Jariet Technologies, Inc. (“Jariet”) in exchange for an investment interest in that company. For the first quarter of fiscal years 2016 and 2015 the defense and microwave communications infrastructure business accounted for $4.1 million and $1.9 million in net revenue and non-recurring engineering reimbursements, respectively. This business was part of the Sierra Monolithics, Inc. acquisition completed in December 2009.

Under the terms of the transaction, the Company contributed assets, including inventory and equipment with a net book value of $0.6 million in exchange for an equity interest in the form of preferred stock, representing an approximately 21% voting interest in Jariet. Due to the anticipated continuing cash flows from our investment in Jariet, the Company did not account for the divestiture as a discontinued operation. In addition to the contribution of assets, certain contracts have been novated with future performance responsibilities being transferred to Jariet. Additional contracts are in the process of being novated with the intent of transferring performance responsibilities to Jariet.
Note 18: Related Parties

On February 6, 2015, the Company entered into an agreement with the shareholders of Idosens, a start-up wireless device design company, whereby the Company acquired a 45% equity interest in Idosens for cash and issued an interest free loan for $1.2 million and a remaining loan commitment for $1.2 million. The first loan installment of $1.2 million was disbursed upon the formation of Idosens in the first quarter of fiscal year 2016. The second installment will be disbursed upon the completion by Idosens of certain milestones. The loan matures on the tenth anniversary of the date of the first disbursement. Both the initial loan disbursement and equity interest purchased are classified on the balance sheet as “Other assets”. The Company’s maximum exposure to loss is limited to $1.2 million at April 26, 2015.

On April 10, 2015, the Company entered into an agreement whereby it exchanged the microwave and defense communications business comprised of tangible and intangible assets and received in return a 21% equity interest in Jariet, in the form of preferred stock. The fair value of the equity interest of $0.6 million received approximated the carrying value of the asset group, which comprised the business. The Company also licensed certain intellectual property to Jariet in exchange for royalties on future net sales of licensed products by Jariet. Additionally, the Company sold product with a value of approximately $0.4 million to Jariet subsequent to the disposition of the business.

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
Overview
Semtech Corporation (together with its consolidated subsidiaries, the “Company”, “we”, “our”, or “us”) designs, develops, manufactures and markets high-performance analog and mixed signal semiconductor products. We operate and account for results in one reportable segment and one non-reportable segment. See Note 15 to our unaudited condensed consolidated financial statements.

Our product lines include:
Signal Integrity Products. We design, develop and market a portfolio of optical communications, broadcast video, surveillance video, active cable transceiver and backplane products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of integrated circuits (“ICs”) for optical transceivers, backplane applications and high-speed interfaces ranges from 100Mbps to 100Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and SONET. Our broadcast video products offer advanced solutions for next generation video formats, ever increasing data rates and evolving I/O and distance requirements. Our security and surveillance products for high-definition closed circuit television (“HDcctv”) enable upgrade of analog closed circuit television installations to full digital HD, leveraging the installed base of COAX cabling, and our fully integrated transmit and receive products enable the highest performance, longest reach HDcctv standards-compliant designs.
We also sell proprietary advanced wired communication, ultra-high speed Serializer/Deserializer (“SerDes”) products for long-haul optical transport communication. These ICs perform transmission functions used in high-speed networks at 40Gbps and 100Gbps. We have ceased development of new products for this market due to our strategic decision in the fourth quarter of fiscal year 2014 to reduce investment in the long-haul optical market, but we continue to service our existing customer base.
Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors (“TVS”). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge or secondary lightning surge energy, can permanently damage sensitive complementary metal-oxide-semiconductor (“CMOS”) ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD TVs, set-top boxes, tablets, computers, notebooks, base stations, routers, automobile, and industrial instruments.
Wireless, Sensing and Timing Products. We design, develop and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and networking applications, and specialized sensing products used in industrial and consumer applications. Our wireless products feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments, making them particularly suitable for machine to machine (“M2M”) and Internet of Things ("IoT") applications. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Specifically, the proximity sensing capability of our devices enable advanced user interface solutions for mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets. The timing and synchronous products used in packet based communication networks provide leading edge timing solutions where IEEE1588 packet synchronization is used.

Power and High-Reliability Products. We design develop and market power product devices that control, alter, regulate and condition the power within electronic systems. The highest volume product types within the power product line are switching voltage regulators, combination switching and linear regulators, smart regulators, charge pumps and wireless charging. Our Power products feature highly integrated functionality for the telecom, industrial and computing markets and low-power, small form factor and high-efficiency products for mobile phones, notebook computers, computer peripherals and other consumer devices. The primary application for these products is power regulation for enterprise computing, communications, high-end consumer and industrial systems.
Our high-reliability discrete semiconductor products are comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products that are typically used to convert alternating currents into direct currents and to protect circuits against very high voltage spikes or high current surges. Our high-reliability products can be found in a broad range of applications including industrial, military, medical, automotive, aerospace and defense systems, including satellite communications.

Systems Innovation Group. Our Systems Innovation Group combines the analog/mixed signal design competencies from our previous Sierra Monolithics, Inc. and Gennum Corporation acquisitions and is chartered with developing innovative analog/mixed signal intellectual property ("IP") for emerging systems. These IP cores are targeted at the datacenter, cloud computing and storage networking markets and complement our rapidly growing library of analog/mixed signal IP Cores that have been developed over several years by our Snowbush IP team based in Canada. We also have developed advanced products in Data Converter IP at the latest, cutting edge CMOS process nodes that are targeted at high performance communications systems. We believe this IP will contribute a critical part of the future IP and product roadmap for the Company.
Our sales by product line are as follows:

	Three Months Ended
(in thousands)	April 26, 2015	April 27, 2014
Signal Integrity	54,309	51,279
Protection	37,127	48,671
Wireless, Sensing and Timing	22,798	18,348
Power and High-Reliability	14,013	13,445
Systems Innovation	1,841	1,116
Total	$130,088	$132,859
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the first quarters of fiscal years 2016 and 2015 represented 52% and 47% of net sales, respectively. Sales made directly to customers during the first quarters of fiscal years 2016 and 2015 were 43% and 47% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. For the first quarter of fiscal years 2016 and 2015, approximately 30% and 54%, respectively, of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the first quarter of fiscal years 2016 and 2015 constituted approximately 88% and 87%, respectively, of our net sales. Approximately 84% and 86% of foreign sales during the first quarters of fiscal years 2016 and 2015, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
Upon completing the reassessment of our strategic options in January 2014, we decided to reduce the level of investments that we are making in the long-haul optical market. This reduction in investment is expected to significantly impact our ability to generate future revenue from the long-haul optical market. This anticipated reduction in potential future revenue resulted in us recording significant impairments of goodwill and other intangibles. Additionally, certain long-lived assets were determined to be impaired. As a result of our communication to our customers regarding our operational changes, we expect our customers to take action to transition away from some of our current platforms, including certain products in the 40Gbps and 100 Gbps SerDec class which resulted in us reducing the cost basis of inventories in the fourth quarter of fiscal year 2014. Additionally, we incurred significant costs to terminate certain contract commitments and to provide for certain severance benefits to employees who were terminated prior to January 26, 2014. Additionally, we incurred $1.0 million to terminate certain contract commitments and to provide for certain severance benefits to employees who were terminated as a result of these investment reductions. We completed the restructuring activities in the first quarter of fiscal year 2015.
We do not expect any significant changes to our liquidity as a result of our restructuring activities as most of the charges associated with these actions do not require settlement in cash.
Critical Accounting Policies and Estimates
In addition to the discussion below, you should refer to the disclosures regarding our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2015.
Fiscal Periods
We report results on the basis of 52 or 53 week annual periods and end our fiscal year on the last Sunday in January. The interim periods generally end on the last Sunday of April, July and October. All interim periods consist of 13 weeks, with the exception of one 14-week interim period in 53-week fiscal years. The three month periods presented in this discussion for fiscal years 2015 and 2014 consisted of 13 weeks.
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
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these arrangements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs which is expected to approximate actual costs at the date of sale. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded within the condensed consolidated balance sheets under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2015 or the first three months of fiscal year 2016.
The following table summarizes the deferred revenue balance:

(in thousands)	April 26, 2015	January 25, 2015
Deferred revenue	$6,086	$6,237
Deferred cost of revenue	(1,319)	(1,562)
Deferred revenue, net	4,767	4,675
Deferred product design and engineering recoveries	2,126	1,173
Total deferred revenue	$6,893	$5,848
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
Results of Operations
The following table sets forth, for the periods indicated, our condensed consolidated statements of (loss) income expressed as a percentage of revenues.

	Three Months Ended
	April 26, 2015	April 27, 2014
Net sales	100.0%	100.0%
Cost of sales	39.7%	41.2%
Gross profit	60.3%	58.8%
Operating costs and expenses:
Selling, general and administrative	29.0%	23.9%
Product development and engineering	22.8%	20.9%
Intangible amortization	4.7%	4.8%
Restructuring charge	—%	0.8%
Total operating costs and expenses	56.5%	50.4%
Operating income	3.8%	8.4%
Interest expense, net	(1.4)%	(1.0)%
Non-operating expense, net	(0.4)%	(0.2)%
Income before taxes	2.0%	7.1%
Provision for taxes	2.1%	1.2%
Net (loss) income	(0.1)%	5.9%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	April 26, 2015	April 27, 2014
Domestic	$(13,435)	$(5,137)
Foreign	15,992	14,621
Total	$2,557	$9,484

Domestic loss from continuing operations includes amortization of acquired intangible assets and higher levels of stock-based compensation compared to foreign operations.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU“) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU 2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The accounting update is effective for annual periods beginning on or after December 15, 2014. Accordingly, the Company has adopted the provisions of this new accounting standard at the beginning of fiscal year 2016, and has assessed the impact on its consolidated financial statements to be immaterial.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers.  Public entities are required to apply the amendments on either a full- or modified retrospective basis for annual periods beginning after December 15, 2016 and for interim periods within those periods. This update will be effective for us beginning in the first quarter of fiscal year 2018. Early adoption is not permitted.  We are currently assessing the basis of adoption and evaluating the impact of the adoption of this update on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs . This topic converges the guidance within U.S. GAAP and IFRS. The new standard intends to simplify the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period and early application is permitted. We plan to adopt the provisions of this new accounting standard at the beginning of fiscal year 2017. We are currently assessing the impact on our consolidated financial statements.

Comparison of the Three Months Ended April 26, 2015 and April 27, 2014
All periods presented in the following summary of sales by major end-market reflect our current classification methodology:

	Three Months Ended
(in thousands, except percentages)	April 26, 2015		April 27, 2014
High-End Consumer (1)	$35,811	28%	$42,068	33%
Industrial and Other	34,383	26%	33,018	25%
Enterprise Computing	34,043	26%	25,165	19%
Communications	25,851	20%	32,608	24%
Total	$130,088	100%	$132,859	100%

(1)
Approximately $10.1 million and $14.9 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first quarter of fiscal years 2016 and 2015, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the first quarter of fiscal year 2016 were $130.1 million, a decrease of 2% compared to $132.9 million for the first quarter of fiscal year 2015. Strong demand for passive optical networks helped to drive strong growth in the Enterprise Computing end market. This strength was offset by weakness in our protections business as a result of weaker demand from Korea based customers and continuing reductions in demand for 40Gbps and 100Gbps SerDes products.
Based on recent bookings trends and our backlog entering the quarter, we are currently estimating net sales for the second quarter of fiscal year 2016 to be between $120.0 million and $130.0 million.

Gross Profit
In the first quarter of fiscal year 2016, gross profit increased to $78.4 million from $78.1 million in the first quarter of fiscal year 2015. Gross profit margins increased to 60.3% in the first quarter of fiscal year 2016 from 58.8% in the first quarter of fiscal year 2015 mainly due to inventory impairment charges in the first quarter of fiscal year 2015 and a more favorable mix of product sales in the first quarter of fiscal year 2016.
In the second quarter of fiscal year 2016, we expect our gross profit margin to decline in comparison to the first quarter of fiscal year 2016 as a result of lower sales and a less favorable mix of product sales.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	April 26, 2015		4/27/2014
Selling, general and administrative	$37,675	51%	$31,696	47%	19%
Product development and engineering	29,678	41%	27,813	42%	7%
Intangible amortization	6,163	8%	6,425	10%	(4)%
Restructuring charge	—	—%	1,001	1%
Total operating costs and expenses	$73,516	100%	$66,935	100%	10%

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $6.0 million in the first quarter of fiscal year 2016 compared to the same quarter of fiscal year 2015. This was primarily due to higher support costs related to our new enterprise resource planning ("ERP") software, increased environmental remediation costs of $2.3 million and expenses related to our acquisition of Triune Systems, L.L.C. (“Triune”) of approximately $1.0 million. We expect amortization costs associated with our new ERP software to be approximately $0.6 million in subsequent quarters.
Product Development and Engineering Expenses
Product development and engineering expenses increased by $1.9 million in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015 as a result of the timing of certain development costs and our recent acquisitions of EnVerv, Inc. and Triune.

The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $6.2 million and $6.4 million in the first quarter of fiscal years 2016 and 2015, respectively. The 4.1% decrease in amortization expense reflects the impact of impairment charges recorded in fiscal 2015.
Interest Expense, Net
Interest and amortization of debt discount and expense was $1.8 million and $1.4 million in the first quarter of fiscal year 2016 and 2015, respectively. The $0.4 million increase is primarily related to higher levels of outstanding debt under our credit facilities and the impact of higher costs associated with our interest rate hedge.
Non-operating Income (Expense), Net
Non-operating income (expense), net includes interest income from our investments and the impact of foreign exchange activity related to cash balances and liabilities held in local currencies.
Income Taxes
In the first quarter of fiscal year 2016, we recorded an income tax provision of $2.7 million compared to a $1.6 million in the first quarter of fiscal year 2015. The effective tax rates for the first quarter of fiscal years 2016 and 2015 were a provision of 105.6% and 17.0%, respectively. The effective tax rate in the first quarter of 2016 is higher than the effective tax rate in the first quarter of 2015. The tax provision for the first quarter of fiscal year 2016 was impacted by the timing of earnings by region.
Our effective tax rate in the first quarter of fiscal year 2016 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S. We receive an income tax benefit from tax differentials due to our presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than U.S. federal tax rates. We are currently not aware of any uncertainties or trends relating to foreign tax differentials that could significantly impact our income taxes in future periods.
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
As of April 26, 2015, our total stockholders’ equity was $535.7 million. At that date we also had approximately $211.5 million in cash and temporary investments, and $283.7 million of borrowings, net of debt discount.

Our primary sources and uses of cash for the corresponding periods are presented below:

	Three Months Ended
(in millions)	April 26, 2015	April 27, 2014
Sources of Cash
Operating activities	$14.7	$22.8
Proceeds from exercise of stock options	1.8	1.8
Proceeds from sale of investments	—	0.5
Borrowings under line of credit	35.0	—
	$51.5	$25.1
Uses of Cash
Capital expenditures on property, plant and equipment, net of sale proceeds	(4.9)	(6.4)
Purchases of other investments	(2.2)	(3.0)
Payment for employee stock-based compensation payroll taxes	(3.6)	(3.0)
Acquisitions, net of cash acquired	(34.9)	—
Payment of long-term debt	(4.7)	(4.7)
Repurchase of common stock	(20.0)	(10.0)
	$(70.3)	$(27.1)
Effect of exchange rate increase on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(18.8)	$(2.0)
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of April 26, 2015, our foreign subsidiaries held approximately $175.3 million of cash and cash equivalents compared to $149.9 million at January 25, 2015. Of the $175.3 million held by our foreign subsidiaries, we believe approximately $38.6 million could be returned to the U.S. tax free to settle an intercompany loan. An additional $16.3 million of earnings previously taxed in the U.S. could be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. As of April 26, 2015, our foreign subsidiaries had $499.3 million of unremitted earnings for which no Federal or state taxes have been provided. We currently do not need these earnings for investment in our domestic operations, thus our assertion regarding the permanent investment of these earnings.
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
Operating cash flow for the first three months of fiscal year 2016 was impacted by several significant non-cash transaction related items including $12.0 million of depreciation, amortization, impairment expense and $5.9 million of stock-based compensation expense, changes in operating assets and liabilities aggregating to a decrease of $3.1 million as well as our net operating loss for the first quarter of fiscal year 2016.

Investing Activities
Cash used for investing activities is primarily attributable to acquisitions, net of cash received, capital expenditures and purchases of investments.
On March 4, 2015 we acquired Triune, a privately-held supplier of wireless charging and power management platforms targeted at, among other things, high and low power, high efficiency applications. Under the terms of the purchase agreement the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million consisting of $35.0 million in cash paid at closing, with an additional cash consideration of $10.0 million to be paid six months after the transaction closing date and additional contingent consideration subject to achieving certain future financial goals (“Triune Earn-out”). Under the terms of the Triune Earn-out, up to $70.0 million of consideration will be paid over three years if certain revenue targets are achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. The fair value of the Triune Earn-out is estimated to be $16.7 million, of which $16.2 million is presented under "Other liabilities" in the condensed consolidated balance sheet as of April 26, 2015. The remaining portion of the Triune Earn-out that is dependent on continued employment is accounted for as compensation expense as the requisite services are provided. During the quarter ended April 26, 2015, the Company borrowed $35.0 million under its revolving line of credit in connection with this acquisition.
Capital expenditures were $4.8 million for the first three months of fiscal year 2016 compared to $6.4 million for the first three months of fiscal year 2015. The decrease was due to significant purchases of equipment to expand our test capacity, support engineering and manufacturing functions and investments in our new Enterprise Resource Planning (“ERP”) software during the last three months of fiscal year 2015. Current capital expenditures reflect a moderation in the investments in test and manufacturing equipment along with lower capital expenditures related to our ERP software platform, which was implemented at the beginning of fiscal year 2016.
Financing Activities
Cash provided by financing activities is primarily attributable to borrowings under our revolving commitments offset by principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
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
On May 2, 2013, we entered into a new credit agreement with certain lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the “New Credit Agreement”), which replaced the Prior Credit Agreement. In accordance with this New Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million. We incurred loan fees of $2.2 million during the second quarter of fiscal year 2014, of which $1.0 million was expensed, and $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the agreement. Payments of long-term debt in the first nine months of fiscal year 2015 include $14.1 million of scheduled principal payments and $25.0 million of voluntary principal payments. Under the terms of the New Credit Agreement, we are required to make $4.7 million in quarterly principal payments on the term loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payment will increase to $7.5 million. On March 4, 2015 we borrowed $35.0 million under the revolving commitments in connection with our acquisition of Triune Systems. As of April 26, 2015, we have $91.2 million outstanding under our term loans and $193.0 million outstanding under the revolving commitments.
We currently have in effect a stock repurchase program (the “Program”). This Program represents one of our principal efforts to return value to our stockholders. In the first three months of fiscal years 2016 and 2015, we repurchased 734,645 shares and 384,884 shares under this Program for $20.0 million and 10.0 million, respectively.
In the first three months of fiscal year 2016 and 2015, we received $1.8 million in proceeds from the exercise of stock options.
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
Contractual Obligations
We borrowed $35.0 million under our revolving line of credit on March 4, 2015 in connection with our acquisition of Triune. There were no other material changes in our contractual obligations during the first three months of fiscal year 2016 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015 filed with the SEC on March 30, 2015.
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
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for fiscal year 2015 that ended on January 25, 2015 filed with the SEC on March 30, 2015. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
On June 18, 2012, we entered into the Cap Agreement to fulfill the requirements of our Prior Credit Agreement. The purpose of the Cap Agreement is to hedge the Company’s exposure to fluctuations in LIBOR-indexed interest payments. Although the Prior Credit Agreement was terminated on May 2, 2013, the New Credit Agreement, in an aggregate principal amount of $400.0 million, permits the Company to elect London Interbank Offered Rates (“LIBOR”) or Base Rate loans (as defined in Note 10 to our unaudited condensed consolidated financial statements). Since we intend to make interest payments based on one-month LIBOR-indexed rates and will not elect interest rates based on alternative indices during the term of the Cap Agreement, the Cap Agreement was re-designated as a hedge of one month LIBOR-indexed interest payments associated with the New Credit Agreement. The effectiveness of the interest rate cap was assessed and the Cap Agreement continues to be an effective cash flow hedge of interest rate risk for the Company.
We do not engage in the trading of derivative financial instruments in the normal course of business. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $0.3 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would decrease the fair value of our new variable-rate debt by approximately $2.8 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as a result of the material weakness in internal control over financial reporting previously disclosed in our Annual Report on 10-K for the fiscal year ended January 25, 2015 and described below, our disclosure controls and procedures were not effective as of April 26, 2015.
Previously Reported Material Weakness
As reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015, our management concluded that our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of January 25, 2015 because a material weakness existed in our internal control over financial reporting. The material weakness management identified was that we did not design and maintain effective controls related to evidencing the precision and nature of the review performed to approve the final estimated inventory reserves by a reviewer with the appropriate authority. This control deficiency could result in a misstatement to the Company’s consolidated financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.
Management’s Remediation Efforts with Respect to Material Weakness
During the three months ended April 26, 2015, we began taking the following steps to remediate the material weakness described above:

•	providing documentation as to the precision of the scope of review undertaken by the reviewer;

•	identifying reports and analyses provided to and relied upon by management to support management’s conclusions; and

•
documenting the process for establishing the estimated inventory reserves including setting forth the initial questions asked, any subsequent follow-up questions, answers received and any adjustments or changes following such review.

These actions are subject to ongoing review by our senior management, as well as oversight by the Audit Committee of our Board of Directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our current initiatives may not prove successful in remediating this material weakness. Management may have to take further initiatives and determine to enhance other existing controls and/or implement additional controls as the implementation progresses. As it will take time to determine whether the additional controls we are implementing will be sufficient to accomplish their intended purpose; the material weakness may continue for a period of time.
The implementation of our remediation plan was ongoing as of April 26, 2015, and there was insufficient time to demonstrate that our controls were operating effectively as of that date. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests in order to determine whether they are operating effectively. As a result, as of April 26, 2015, management was unable to conclude that the review control functioned at a level that would prevent a material misstatement of inventory reserves.
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
Changes in Internal Controls
The Company has undertaken a multi-year ERP project to transform its technology platforms and enhance its business information and transaction systems. In the first quarter of fiscal year 2016, the Company completed the transition of its financial and accounting systems (including the receivables, payables, treasury, inventory, fixed assets, general ledger and consolidation systems) and its inventory production systems to the ERP platform.
Management is reviewing and evaluating the design of key controls in ERP and the accuracy of the data conversion that took place during the transition. While management expects ERP to strengthen our internal financial controls by automating manual processes and standardizing business processes and reporting across our organization, it has not completed its testing of the operating effectiveness of all key controls in the new system. As such, there is a risk that control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods. For a discussion of risks related to our ERP implementation, see Item 1A - "Risk Factors - Risks Relating to our Business Strategies, Personnel and Other Operations - We could experience interruption in our operational transactions and additional expense following the implementation of a new Enterprise Resource Planning software platform" in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.
Due to the ongoing evaluation of the effectiveness of informational technology general controls related to the new ERP environment, the Company has performed additional procedures during the three months ended April 26, 2015, to reduce the risk of misstatement to the Company’s consolidated financial statements and disclosures. These additional procedures include testing and review of system generated reports over completeness and accuracy, and account balance testing which included confirmations with external parties.
Other than the changes with respect to the ERP project as described above and “- Management’s Remediation Efforts with respect to Material Weakness” above, during the fiscal quarter ended April 26, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 13 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors
You should carefully consider and evaluate all of the information in this Quarterly Report on Form 10Q and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015 filed with the SEC on March 30, 2015. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015 filed with the SEC on March 30, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the first quarter of fiscal year 2016.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2016.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2014 (01/26/15-02/22/15)	—	$—	—	$50.0	million
March 2014 (02/23/15-03/22/15)	326,274	27.69	326,274	41.0	million
April 2014 (03/23/15-04/26/15)	408,371	26.88	408,371	$30.0	million
Total activity	734,645	$27.24	734,645

(1)
The Company maintains an active stock repurchasing program which was approved by the Company’s Board of Directors in March 2008. The program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock from time to time through negotiated or open market transactions. On August 21, 2013, the Company announced an additional $50.0 million expansion of the program, for a total authorized program of $100.0 million. In November 2014, the Company announced that the Board of Directors had authorized an additional $28.4 million of repurchases under the program, which together with the $21.6 million then remaining under the program, brought the remaining total unused authorization to $50.0 million, such authorization being subject to certain limitation, guidelines and conditions as directed by the Board of Directors. As of April 26, 2015, the Company had repurchased an aggregate 98.4 million shares of common stock under the Program. In May 2015, the Company announced that the Board of Directors had authorized an additional $70.0 million of repurchases under the program, which brought the remaining total unused authorization to $100.0 million.

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

SEMTECH CORPORATION
Registrant

Date: June 5, 2015	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: June 5, 2015	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer