Form 10-Q
period 2015-07-26
SEMTECH CORP
filed 2015-09-04
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at August 28, 2015: 65,291,455

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 26, 2015

Unless the context otherwise requires, the use of the terms “Semtech,” “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refers to Semtech Corporation and its consolidated subsidiaries.

Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on the Company’s current expectations, estimates and projections about its operations, industry, financial condition, and expected performance. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as “may,” “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “should,” “will,” “designed to,” “projections,” or “business outlook,” or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected.
Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	variation in market demand for the Company’s products including as a result of downturns in the business cycle and changes in global economic conditions;

•	business interruptions caused by natural disasters, health epidemics, or violence affecting the locations in which the Company, its customers or its suppliers operate;

•	the availability and cost of raw materials, components and equipment;

•	product liability or warranty claims and availability of sufficient liability insurance;

•	the Company‘s ability to timely develop, manufacture, market and provide support for new products that meet industry standards in a dynamic technological environment;

•	the Company’s ability to protect its intellectual property rights and avoid infringement of the intellectual property rights of others;

•	the financial impact of inadequate or excess inventory that results from demand that differs from projections;

•
increased business risk from trade with multiple foreign entities, including compliance with or changes in the complex laws, rules and regulations applicable to international business transactions, social, political and economic instability, increased challenges in collection and management of distributors, representatives and staff, and exposure to foreign currency fluctuations ;

•	potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries;

•	industry consolidation and the Company’s ability to compete against larger, more established entities;

•	volatility of customer demand or the loss of any one of the Company’s significant customers;

•	financial difficulties of our distributors or their termination of our contracts or promotion of competing product lines to the Company’s detriment;

•
the ability of the Company to comply, and the costs associated with complying, with the complex laws, rules and government regulations and standards to which the Company is or may become subject, and any action of an enforcement authority, that restricts our ability to manufacture our products or operate our business, or subjects us to fines, penalties, legal liabilities or reputational harm;

•	changes in the tax rate applicable to the Company as a result of changes in tax laws and the outcome of examinations by global taxing authorities;

•	the Company’s ability to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	the Company’s ability to recruit and retain skilled personnel;

•	the Company’s ability to successfully integrate acquired businesses and benefit from expected synergies;

•	impairments of our non-financial assets;

•	the Company’s ability to generate cash to service its debt obligations;

•	the Company’s ability to pursue business strategies that may be restricted by the terms of the Company’s credit agreement;

•	the possible disruption of the Company’s critical communications and information systems necessary to operate its business;

•	costs associated with indemnification of customers, distributors and other parties;

•	the fluctuation of the Company’s share price;

•
the Company’s ability to realize expected benefits of the implementation of a new enterprise resource planning (“ERP”) system; and disruption of the Company’s operations caused by the adjustment to the new ERP system and the transition from the Company’s legacy systems and databases; and

•	the Company’s ability to achieve the expected reduction in the Company’s operating expenses from its restructuring activities.
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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Net sales	$125,712	$145,742	$255,800	$278,601
Cost of sales	50,136	57,521	101,824	112,296
Gross profit	75,576	88,221	153,976	166,305
Operating costs and expenses:
Selling, general and administrative	34,528	31,547	72,203	63,243
Product development and engineering	28,239	28,173	57,917	55,986
Intangible amortization	6,177	6,444	12,340	12,869
Restructuring charge	3,564	—	3,564	1,001
Total operating costs and expenses	72,508	66,164	146,024	133,099
Operating income	3,068	22,057	7,952	33,206
Interest expense, net	(1,900)	(1,588)	(3,734)	(2,975)
Non-operating expense, net	117	(345)	(376)	(623)
Income before taxes	1,285	20,124	3,842	29,608
Provision for taxes	1,598	2,226	4,297	3,843
Net (loss) income	$(313)	$17,898	$(455)	$25,765
(Loss) earnings per share:
Basic	$0.00	$0.27	$(0.01)	$0.38
Diluted	$0.00	$0.26	$(0.01)	$0.38
Weighted average number of shares used in computing earnings per share:
Basic	65,920	67,208	66,319	67,254
Diluted	65,920	67,850	66,319	67,888
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Net (loss) income	$(313)	$17,898	$(455)	$25,765
Other comprehensive (loss) income, before tax:
Available-for-sale investments:
Change in unrealized holding income on available-for-sale investments	—	(2)	—	(1)
Interest rate hedge:
Change in unrealized loss on interest rate cap	(14)	(51)	(33)	(161)
Reclassification to interest expense	154	47	269	80
Other comprehensive income (loss), before tax	140	(6)	236	(82)
(Provision) benefit for taxes related to items of other comprehensive income	(56)	(16)	(98)	12
Other comprehensive income (loss), net of tax	84	(22)	138	(70)
Total comprehensive (loss) income	$(229)	$17,876	$(317)	$25,695
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 26, 2015	January 25, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$212,602	$230,328
Accounts receivable, less allowances of $4,285 at July, 26 2015 and $3,523 at January 25, 2015	61,509	69,301
Inventories	80,291	73,668
Deferred tax assets	2,486	2,478
Prepaid taxes	2,891	1,544
Other current assets	17,171	19,369
Total current assets	376,950	396,688
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $132,306 at July 26, 2015 and $120,588 at January 25, 2015	109,075	115,471
Deferred tax assets	23	106
Goodwill	329,703	280,319
Other intangible assets, net	101,166	101,600
Other assets	32,988	35,247
TOTAL ASSETS	$949,905	$929,431
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,540	$32,448
Accrued liabilities	41,744	49,754
Deferred revenue	6,890	5,848
Current portion - long-term debt	18,555	18,547
Other current liabilities	10,000	—
Deferred tax liabilities	1,444	1,444
Total current liabilities	125,173	108,041
Non-current liabilities:
Deferred tax liabilities	2,477	2,477
Long term debt, less current portion	260,464	234,746
Other long-term liabilities	51,090	32,809
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,050,133 outstanding on July 26, 2015 and 78,136,144 issued and 66,812,919 outstanding on January 25, 2015	785	785
Treasury stock, at cost, 13,086,011 shares as of July 26, 2015 and 11,323,225 shares as of January 25, 2015	(265,974)	(222,969)
Additional paid-in capital	374,260	371,596
Retained earnings	401,329	401,783
Accumulated other comprehensive income	301	163
Total stockholders’ equity	510,701	551,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$949,905	$929,431
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 26, 2015	July 27, 2014
Cash flows from operating activities:
Net (loss) income	$(455)	$25,765
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	24,020	24,030
Accretion of deferred financing costs and debt discount	660	511
Deferred income taxes	(430)	3,143
Stock-based compensation	8,282	13,121
Earn-out liabilities	568	(46)
Environmental reserve	2,855	—
Loss (gain) on disposition of property, plant and equipment	23	(14)
Changes in assets and liabilities:
Accounts receivable, net	7,977	(2,135)
Inventories	(6,335)	5,816
Prepaid expenses and other assets	988	(4,247)
Accounts payable	15,960	(2,544)
Accrued liabilities	(9,353)	(1,681)
Deferred revenue	1,042	(840)
Income taxes payable and prepaid taxes	1,398	(1,839)
Other liabilities	1,546	2,097
Net cash provided by operating activities	48,746	61,137
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale investments	—	3,124
Proceeds from sales of property, plant and equipment	—	71
Purchase of property, plant and equipment	(8,244)	(12,662)
Purchase of intangible assets	—	(1,000)
Acquisitions, net of cash acquired	(34,932)	—
Purchases of other investments	(3,230)	(3,264)
Proceeds from sale of equity investments	5,261	—
Net cash used in investing activities	(41,145)	(13,731)
Cash flows from financing activities:
Borrowings under line of credit	35,000	—
Payment for employee stock-based compensation payroll taxes	(4,073)	(3,533)
Proceeds from exercises of stock options	2,968	5,975
Repurchase of outstanding common stock	(49,847)	(20,000)
Payment of long term debt	(9,375)	(34,375)
Net cash used in financing activities	(25,327)	(51,933)
Net decrease in cash and cash equivalents	(17,726)	(4,527)
Cash and cash equivalents at beginning of period	230,328	243,194
Cash and cash equivalents at end of period	$212,602	$238,667
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
Industrial: video broadcast equipment, automated meter reading, alternative energy, Internet of Things (“IoT”), smart grid, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The second quarter of fiscal years 2016 and 2015 each consisted of 13 weeks.
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
In January 2015, the Company completed the acquisition of EnVerv, Inc. (“EnVerv”). In March 2015, the Company completed the acquisition of Triune Systems, L.L.C. (“Triune”). These interim condensed consolidated financial statements include the results of operations of EnVerv and Triune commencing as of their acquisition dates.
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
Segment Information
In the first quarter of fiscal year 2016, the Company completed a reassessment of its operations in light of its recent strategic business decisions. Based on this reassessment, the Company has identified five operating segments in total. Four of the operating segments aggregate into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as “All others”), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. The Company’s Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker (“CODM”) as defined by the segment disclosure guidance (see Note 14 for further discussion) and now receives discrete financial information pertaining to the Systems Innovation Group. As a result, the financial activity associated with the Systems Innovation Group is being reported separately from the Company’s reportable segment. This separate reporting is included in the “All others” category. The Company reported “All others” separately from the Company’s Semiconductor Products Group beginning in the three month period ended July 27, 2014. The historical activity of the reportable segment has been recast for consistent presentation for the three and six month periods ended July 27, 2014.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification (“ASC”) Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU 2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The accounting update is effective for annual periods beginning on or after December 15, 2014. Accordingly, the Company has adopted the provisions of this new accounting standard at the beginning of fiscal year 2016, and has assessed the impact on its consolidated financial statements to be immaterial.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full- or modified-retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. This update will be effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is not permitted. The Company is currently assessing the basis of adoption and evaluating the impact of the adoption of the update on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard intends to simplify the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period and early application is permitted. The Company plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2017. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2: Acquisitions
Triune Systems, L.L.C
On March 4, 2015 the Company acquired Triune Systems, L.L.C., a privately-held supplier of isolated switching wireless charging and power management platforms targeted at, among other things, high and low power, high efficiency applications. Under the terms of the purchase agreement the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million consisting of $35.0 million in cash paid at closing, with an additional cash consideration of $10.0 million to be paid six months after the transaction closing date and additional contingent consideration subject to achieving certain future financial goals (“Triune Earn-out”). Under the terms of the Triune Earn-out, up to $70.0 million of consideration will be paid over three years if certain revenue targets are achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. During the six months ended July 26, 2015, the Company borrowed $35.0 million under its revolving line of credit in connection with this acquisition (see Note 10 for discussion regarding Credit Facilities).
The Triune Systems L.L.C. business meets the definition of a business and is accounted for under the acquisition method of accounting in accordance with the FASB’s ASC Topic 805, Business Combinations. Total acquisition consideration will be allocated to the acquired tangible and intangible assets and assumed liabilities of Triune based on their respective estimated fair values as of the acquisition date. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed will be allocated to goodwill. The goodwill resulted from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio, and opportunities within new markets. As of July 26, 2015, $10.0 million of the total acquisition consideration has been allocated to core technologies, $2.0 million to customer relationships and $49.4 million to goodwill. The remaining balance was allocated to identifiable tangible assets and assumed liabilities. The Company expects that all such goodwill will be deductible for tax purposes.
The purchase price allocation for the Triune acquisition was finalized in the second quarter of fiscal year 2016.
Net revenues and earnings attributable to Triune since the acquisition date were not material. Pro forma results of operations have not been presented as Triune’s annual operating results are not material to the Company’s consolidated financial results.
EnVerv, Inc.
On January 13, 2015, the Company paid $4.9 million to acquire select assets from EnVerv, Inc., a privately-held supplier of power line communications (“PLC”) and Smart Grid solutions targeted at advanced metering infrastructure, home energy management systems and IoT applications. The Company has concluded that the acquired assets constituted a business and accordingly accounted for this transaction as a business combination.
The purchase price allocation for the EnVerv acquisition was finalized in the first quarter of fiscal year 2016. Total acquisition consideration has been allocated to the acquired tangible and intangible assets and assumed liabilities based on their respective estimated fair values as of the acquisition date. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed has been allocated to goodwill. As of July 26, 2015, $1.4 million of the total acquisition consideration has been allocated to core technologies and $3.4 million has been allocated to goodwill. The remaining balance has been allocated to acquired tangible assets and assumed liabilities. The Company expects that all such goodwill will be deductible for tax purposes.
Net revenues and earnings attributable to EnVerv since the acquisition date were not material. Pro forma results of operations have not been presented as EnVerv’s annual operating results are not material to the Company’s consolidated financial statements.

Note 3: (Loss) Earnings per Share
The computation of basic and diluted (loss) earnings per common share is as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Net (loss) income	$(313)	$17,898	$(455)	$25,765

Weighted average common shares outstanding - basic	65,920	$67,208	$66,319	$67,254
Dilutive effect of options and restricted stock units	—	642	—	634
Weighted average common shares outstanding - diluted	65,920	$67,850	$66,319	$67,888

Basic (loss) earnings per common share	$0.00	$0.27	$(0.01)	$0.38
Diluted (loss) earnings per common share	$0.00	$0.26	$(0.01)	$0.38

Anti-dilutive shares not included in the above calculations	2,894	1,463	2,418	1,427
Basic (loss) earnings per common share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share incorporate the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock. For periods of operating loss, no common share equivalents are included because their effect would be anti-dilutive.
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
The Company records a provision for estimated sales returns and rebates in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns, rebates and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. The Company reviews material subject to return for impairment for purposes of computing deferred cost of sales. There were no significant impairments of deferred cost of sales in the second quarter or first half of fiscal year 2016 or fiscal year 2015.

Note 5: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax, stock-based compensation expense included in the unaudited condensed consolidated statements of operations captions for the three and six months ended July 26, 2015 and July 27, 2014, respectively.

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Cost of sales	$400	$355	$875	$718
Selling, general and administrative	(141)	3,448	3,073	7,513
Product development and engineering	2,076	2,472	4,333	4,891
Stock-based compensation	$2,335	$6,275	$8,281	$13,122
Net change in stock-based compensation capitalized into inventory	$204	$37	$279	$28
Stock-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock-based compensation. As of July 26, 2015, the Company has granted stock options, restricted stock and restricted stock units under the plans and has also issued some stock-based compensation outside of the plans, including stock options, restricted stock and restricted stock units issued as inducements to join the Company.
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
Some of the restricted stock units granted in the first six months of fiscal year 2016 and prior years are classified as liabilities rather than equity. For grants classified as equity, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the grantee’s requisite service period. For grants classified as liabilities, stock-based compensation cost is measured at fair value at the end of each reporting period until the date of settlement, and is recognized as an expense over the grantee’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in the three and six months ended July 26, 2015 and July 27, 2014, respectively:

	Three Months Ended		Six Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Expected lives, in years	4.2	4.3 - 4.4	4.2 - 4.3	3.0 - 4.4
Estimated volatility	32%	33%	29% - 32%	33% - 34%
Dividend yield	—	—	—	—
Risk-free interest rate	1.3%	1.30% - 1.43%	1.24% - 1.29%	1.26% - 1.43%
Weighted average fair value on grant date	$6.50	$7.43	$7.32	$7.26

Stock Option Awards. The Company has historically granted stock options to both employees and non-employee directors. The fair value of these grants was measured on the grant date and is being recognized as an expense over the requisite vesting period (typically 3-4 years).
The following table summarizes the activity for stock options for the six months ended July 26, 2015:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (in years)
Balance at January 25, 2015	1,763	$23.70	$7,722	$4,688	986
Options granted	184	28.21
Options exercised	(186)	15.96	1,592
Options cancelled/forfeited	(132)	26.18
Balance at July 26, 2015	1,629	$24.89	$552	$4,340	943
Exercisable at July 26, 2015	943	$23.25	$552			2.5
Performance-Based Units. The Company grants performance-based restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined cumulative three-year performance of the Company’s revenue and operating income measured against internal goals. The performance award which is granted in any fiscal year will be tied to the Company’s performance of that fiscal year and the succeeding two fiscal years. The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 547,032 shares and an additional 547,032 shares would be settled in cash. The Company would have a liability accrued under “Other liabilities” within the condensed consolidated balance sheet equal to the value of 547,032 shares on the settlement date, which would be settled in cash. Only cash performance-based restricted stock unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At July 26, 2015, the performance metrics associated with the outstanding awards issued in fiscal years 2016, 2015 and 2014 are expected to be met at a level which would result in a grant at 50%, 65%, and 0% of target, respectively.
In the first quarter of fiscal year 2016 the Company granted performance-based vesting restricted stock units to select employees as part of the EnVerv acquisition. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined revenue target. In addition to the performance vesting condition, these awards have a requisite four year vesting term (which is also the requisite vesting period) whereby 25% will vest, subject to attainment of the performance condition, on each anniversary of the grant date. Under the terms of these awards, assuming the highest performance level of 100% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 45,000. At July 26, 2015, the performance metrics associated with the outstanding awards issued in fiscal year 2016 are expected to be met at a level which would result in a grant at 30,000 shares.
The Performance-based restricted stock units are valued as of the measurement date and expense is recognized on a straight line basis for the awards expected to vest based on the probability of attainment of the performance condition for each separately vesting portion of the award.

The following table summarizes the activity for performance-based restricted stock units for the six months ended July 26, 2015:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amounts)	Total Units	Units	Units	Recorded Liability
Balance at January 25, 2015	426	211	215	$1,891	$27.17	$6,164	1.6
Performance-based units granted	235	145	90		28.60
Performance-based units vested	—	—	—		—
Performance-based units cancelled/forfeited	(70)	(40)	(30)		27.93
Change in liability				(1,317)
Balance at July 26, 2015	591	316	275	$574	$27.65	$4,485	1.7

Changes in the liability associated with performance-based restricted stock units, which is recorded in “Other long-term liabilities” within the condensed consolidated balance sheets, is due to changes in proportionate vesting and estimated forfeitures, re-measurement adjustments related to changes in market value and changes in the expected performance results.

Market Performance Restricted Stock Units. On February 26, 2014, the Company granted its CEO restricted stock units with a market performance condition. The award is eligible to vest during the period commencing February 26, 2014 and ending February 26, 2019 (the “Performance Period”) as follows: 30% of the restricted stock units covered by the award will vest if, during any consecutive 120 calendar day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $35.00 (“Tranche 1”) and the award will vest in full if, during any consecutive 120 calendar day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $40.00 (“Tranche 2”). The award will also vest if a majority change in control of the Company occurs during the Performance Period and, in connection with such event, the Company’s stockholders become entitled to receive per-share consideration having a value equal to or greater than $40.00. The fair value of the awards was determined to be $17.26 and $14.88 for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model.
The following table summarizes the activity for market performance restricted stock units for the six months ended July 26, 2015:

		Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amounts)	Total Units
Balance at January 25, 2015	220	$15.59	$—	1.2
Market performance units granted	—	—
Market performance units vested	—	—
Market performance units cancelled/forfeited	—	—
Balance at July 26, 2015	220	$15.59	$827	0.5

Restricted Stock Units, Employees. The Company grants restricted stock units to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 4 years).

The following table summarizes the employees’ restricted stock unit activity for the six months ended July 26, 2015:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2015	2,138	$26.43		$44,506	2.4
Restricted stock units granted	370	27.10
Restricted stock units vested	(340)	27.78	$9,325
Restricted stock units forfeited	(220)	26.15
Balance at July 26, 2015	1,948	$26.35		$39,039	2.3

(1)	Reflects the value of Semtech Corporation stock on the date that the restricted stock unit vested.
Restricted Stock Units, Cash Settled, Non-Employee Directors. The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. In June 2015, the Company changed its director compensation program so that a portion of the stock units granted under the program would be settled in cash and a portion would be settled in stock. Restricted stock units awarded under the program are scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the annual meeting of shareholders in the year following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be paid when the director who received the award separates from the board of directors. The portion of a restricted stock unit award under the program that is to be settled in stock will, subject to vesting, be paid promptly following vesting. There were no changes to the terms and conditions of the existing awards.
The restricted stock units that are to be settled in cash are accounted for as liabilities because they are cash settled. Because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the non-employee directors’ activity for restricted stock units settled in cash for the six months ended July 26, 2015:

(in thousands, except for per unit amounts)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2015	24	$5,214	$26.59	$275	0.4
Restricted stock units granted	28		19.70
Restricted stock units vested	(24)		26.59
Restricted stock units forfeited	—		—
Change in liability		(1,447)
Balance at July 26, 2015	28	$3,767	$19.70	$472	0.9
As of July 26, 2015, the total number of vested but unsettled restricted stock units for non-employee directors is 175,132 units. As of July 26, 2015, $1.4 million of the liability associated with these awards is included in “Other long-term liabilities” within the condensed consolidated balance sheet.

Restricted Stock Units, Stock Settled, Non-Employee Directors. As a result of the June 2015 changes to the Company’s director compensation program, beginning in July 2015, the Company began granting restricted stock units to non-employee Directors which are expected to be settled with stock at the time of vesting. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically one year).
The following table summarizes the non-employee directors’ activity for restricted stock units settled with stock for the six months ended July 26, 2015:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2015	—	$—		$—	0.0
Restricted stock units granted	24	19.70
Restricted stock units vested	—		—
Restricted stock units forfeited	—
Balance at July 26, 2015	24	$19.70		$444	0.9

(1)	There was no vesting during the reported period. This value would typically represent the value of Semtech Corporation stock on the date that the restricted stock unit vested.
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
The following table summarizes the Company’s cash and available-for-sale investments:

	July 26, 2015			January 25, 2015
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Cash equivalents	$16,859	$16,859	$—	$23,271	$23,271	$—
Total investments	$16,859	$16,859	$—	$23,271	$23,271	$—
Agency securities are specific securities that are issued by U.S. government agencies such as Ginnie Mae, Fannie Mae, Freddie Mac or the Federal Home Loan Banks. Due to the expectation of federal backing, these securities usually hold the highest credit rating possible.
The following table summarizes the maturities of the Company’s cash and available-for-sale investments:

	July 26, 2015		January 25, 2015
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$16,859	$16,859	$23,271	$23,271
After 1 year through 5 years	—	—	—	—
Total investments	$16,859	$16,859	$23,271	$23,271
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale investments and are included in “Accumulated other comprehensive income” within the condensed consolidated balance sheets. The following table summarizes net unrealized gains (losses) arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Unrealized gain (loss), net of tax	$84	$(1)	$138	$—
Increase to deferred tax liability	56	(1)	98	—
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Interest income	$3,447	$12	$8,236	$20

The Company accounts for its equity investments under the cost method of accounting when it does not have the ability to exercise significant influence over the investees. For investments where the Company has the ability to exercise significant influence, it uses the equity method of accounting.
In the first six months of fiscal year 2016, the Company acquired an equity stake in Idosens S.A.S. (“Idosens”).
Cost Method Investments

(in thousands)	Equity Investment
Balance at January 25, 2015	$12,148
Additions	1,600
Disposals	(5,384)
Balance at July 26, 2015	$8,364
Equity Method Investments

(in thousands)	Equity Investment
Balance at January 25, 2015	$—
Investment in Idosens	30
Balance at July 26, 2015	$30

Note 7: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of July 26, 2015				Fair Value as of January 25, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents	$16,859	$16,859	$—	$—	$23,271	$23,271	$—	$—
Total available-for-sale securities	16,859	16,859	—	—	23,271	23,271	—	—
Interest rate cap	—	—	—	—	33	—	33	—
Total financial assets	$16,859	$16,859	$—	$—	$23,304	$23,271	$33	$—

Financial liabilities:
Triune Earn-Out	$16,930	$—	$—	$16,930	$—	$—	$—	$—
Cycleo Earn-Out	1,457	—	—	1,457	1,619	—	—	1,619
Total financial liabilities	$18,387	$—	$—	$18,387	$1,619	$—	$—	$1,619
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
The fair value of the interest rate cap at July 26, 2015 and January 25, 2015 is estimated using Level 2 inputs, including observable market-based inputs such as interest rate curves and implied volatilities for similar instruments with similar contractual terms, and is included in “Other assets” within the condensed consolidated balance sheets.
The Triune Earn-Out liability is valued utilizing estimates of cumulative revenue and operating income (Level 3 inputs). These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Cycleo Earn-Out liability valued utilizing estimates of cumulative revenue (Level 3 inputs). These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheets as follows:

	Fair Value as of July 26, 2015				Fair Value as of January 25, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$16,859	$16,859	$—	$—	$23,271	$23,271	$—	$—
Other assets	—	—	—	—	33	—	33	—
Total financial assets	$16,859	$16,859	$—	$—	$23,304	$23,271	$33	$—

Financial liabilities:
Triune Earn-Out	$16,930	$—	$—	$16,930	$—	$—	$—	$—
Cycleo Earn-Out	1,457	—	—	1,457	1,619	—	—	1,619
Total financial liabilities	$18,387	$—	$—	$18,387	$1,619	$—	$—	$1,619
During the six months ended July 26, 2015, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of July 26, 2015 and January 25, 2015, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 10) is $86.5 million and $95.9 million and Revolving Commitments (as defined in Note 10) is $193.0 million and $158.0 million at July 26, 2015 and January 25, 2015, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its investments during the first six months of fiscal year 2016.
Note 8: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	July 26, 2015	January 25, 2015
Raw materials	$2,689	$1,624
Work in progress	49,625	36,759
Finished goods	27,977	35,285
Inventories	$80,291	$73,668

Note 9: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill were as follows:

(in thousands)	Signal Integrity	Power and High Reliability	Wireless, Sensing and Timing	Total
Balance at January 25, 2015	$261,891	$—	$18,428	$280,319
Additions	—	49,384	—	49,384
Balance at July 26, 2015	$261,891	$49,384	$18,428	$329,703

During the first six months of fiscal year 2016 goodwill associated with the Power and High Reliability product group increased due to the Company’s acquisition of Triune (see Note 2).
Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.
Goodwill is allocated to three reporting units (Signal Integrity, Power and High Reliability and Wireless, Sensing and Timing) (see Note 14). The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company will consider before reaching its conclusion about whether to perform the first step of the goodwill impairment test.
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
Goodwill is measured at fair value on a non-recurring basis. That is, goodwill is not measured at fair value on an ongoing basis, but is subject to fair value adjustments using Level 3 inputs in certain circumstances (e.g., when there is evidence of impairment). At July 26, 2015, the Company concluded that there were no indicators of such impairment.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		July 26, 2015			January 25, 2015
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$144,156	$(63,440)	$80,716	$134,155	$(53,286)	$80,869
Customer relationships	7-10 years	30,030	(13,647)	16,383	28,030	(11,480)	16,550
Technology licenses (1)	5-10 years	263	(196)	67	263	(169)	94
Other intangibles assets	1-5 years	6,600	(6,600)	—	6,600	(6,513)	87
Total finite-lived intangible assets		$181,049	$(83,883)	$97,166	$169,048	$(71,448)	$97,600

(1)
Technology licenses relate to end-license agreements for intellectual property that is used by the Company in research and development activities and also has alternative future uses. Amortization expense related to technology licenses is reported as “Product development and engineering” in the condensed consolidated statements of operations.

For the three months ended July 26, 2015 and July 27, 2014, amortization expense related to acquired finite-lived intangible assets was $6.2 million and $6.4 million, respectively. For the six months ended July 26, 2015 and July 27, 2014, amortization expense related to finite-lived intangible assets was $12.3 million and $12.9 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as “Intangible amortization” in the condensed consolidated statements of operations.

The estimated annual amount of future amortization expense for all finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer Relationships	Technology Licenses	Total
Remaining six months of fiscal year 2016	$10,322	$2,200	$25	$12,547
Fiscal year 2017	20,641	4,400	42	25,083
Fiscal year 2018	20,641	4,400	—	25,041
Fiscal year 2019	17,229	4,400	—	21,629
Fiscal year 2020	9,398	950	—	10,348
Thereafter	2,485	33	—	2,518
Total expected amortization expense	$80,716	$16,383	$67	$97,166

At July 26, 2015 and January 25, 2015, the Company had a total of $4.0 million of indefinite-lived intangible assets consisting of in-process Research and Development (“IPR&D”) from previous acquisitions for which development is continuing.
The Company reviews indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate.
Indefinite-lived intangible assets are measured at fair value on a non-recurring basis using Level 3 inputs in certain circumstances (e.g. when there is evidence of impairment). At July 26, 2015 the Company concluded that there were no indicators of impairment.

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
On May 2, 2013 (the “Closing Date”), Semtech Corporation, with each of its domestic subsidiaries as guarantors (the “Guarantors”), entered into a new Credit Agreement (the “New Credit Agreement”) with the lenders referred to therein (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. In accordance with the New Credit Agreement, the Lenders provided Semtech Corporation with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “New Facilities”) for a five year term, consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving line of credit commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). The Revolving Commitments can be used as follows: up to $40.0 million for letters of credit, up to $25.0 million for swing line loans (as defined below), and up to $40.0 million for revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Swing line loans are Base Rate (as defined below) loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of July 26, 2015, there were no amounts outstanding under the letters of credit, swing line loans, and Alternative Currencies.
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
Deferred financing costs incurred in the second quarter of fiscal year 2014, in connection with the New Facilities, were approximately $2.2 million, of which $1.0 million was expensed, inclusive of certain legal costs directly related to the refinancing. Of this amount $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the New Facilities. The expense is included in “Interest expense, net” in the condensed consolidated statements of operations for the six months ended July 26, 2015.
As a result of the debt refinancing, the Company recorded a $7.1 million loss on debt modification of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities in the fiscal year ended January 26, 2014. The remaining $1.7 million of unamortized deferred financing costs and original issue discount associated with the Prior Credit Facilities is being amortized over the five year terms of the New Facilities. The expense is included in “Interest expense, net” within the condensed consolidated statements of operations for the six months ended July 26, 2015.
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
Interest on loans made under the New Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) London Interbank Offered Rate (“LIBOR”) (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate (as published by The Wall Street Journal), (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Alternative Currencies, other than Canadian Dollars, accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by the administrative agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a Base Rate loan and swing line loan and quarterly for a Euro dollar rate loan. Interest is payable on the revolving line of credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional Term Loans, respectively. As of July 26, 2015, the interest rates payable on both the Term Loans and the Revolving Commitments was 1.93%.
As of July 26, 2015, there was $86.5 million outstanding under the Term Loans. Under the terms of the New Credit Agreement, the Company is required to make $4.7 million in quarterly principal payments on the Term Loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payments will increase to $7.5 million. Quarterly principal payments for Term Loans are due beginning on the last day of the Company’s fiscal quarter-end and will continue through April 30, 2018. The principal payments related to the Term Loans are due as follows: $9.4 million remaining in fiscal year 2016; $18.8 million in fiscal year 2017; $24.4 million in fiscal year 2018. The final remaining principal payment is due on the maturity date of May 1, 2018.
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $193.0 million at July 26, 2015 and is due on or before May 1, 2018. The Company may, upon notice to the administrative agent, at any time or from time to time voluntarily prepay the Term Loans or Revolving Commitments in whole or in part without premium or penalty. On June 3, 2013, the Company made an early prepayment of $26.0 million against the Term Loans. On July 14, 2014, the Company made a voluntary payment of $25.0 million against the Revolving Commitments. On March 4, 2015 the Company borrowed $35.0 million under the Revolving Commitments in connection with the acquisition of Triune (see Note 2).
All obligations of Semtech Corporation under the New Facilities are unconditionally guaranteed by each of the Guarantors and are secured by a first priority security interest in substantially all of the assets of Semtech Corporation and the Guarantors, subject to certain customary exceptions.
Semtech Corporation and the Guarantors are subject to customary covenants under the New Facilities, including the maintenance of a minimum interest ratio of 3.50:1.00 as of July 26, 2015 and a maximum total consolidated leverage ratio of 3.00:1.00 as of July 26, 2015. Semtech Corporation was in compliance with such financial covenants as of July 26, 2015.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows:

(in thousands)
Balance at January 25, 2015	7,774
Additions based on tax positions related to the current year	92
Reductions for tax positions of prior years, net	(252)
Reductions for settlements with tax authorities	(139)
Balance as of July 26, 2015	7,475
The gross unrecognized tax benefit (before federal impact of state items) was $9.6 million and $9.9 million at July 26, 2015 and January 25, 2015, respectively. Included in the balance of unrecognized tax benefits at July 26, 2015 and January 25, 2015, is $7.5 million and $7.8 million of net tax benefit (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate, subject to the valuation allowance.
The liability for UTP is reflected within the consolidated balance sheets as follows:

(in thousands)	July 26, 2015	January 25, 2015
Deferred tax assets - non-current	$7,475	$7,522
Other long-term liabilities	—	252
Total accrued taxes	$7,475	$7,774
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. The Company had approximately $293,000 of net interest and penalties accrued at July 26, 2015 and January 25, 2015.
Tax years prior to 2012 (the Company’s fiscal year 2013) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal year 2013 and expects to close those audits within the next twelve months. The Company’s positions are expected to be sufficient to address matters that may arise under examination. For state returns, the Company is generally not subject to income tax examinations for years prior to 2010 (the Company’s fiscal year 2011). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2013. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated.  Based on the Company’s preliminary assessment following a November 2012 draft cleanup and abatement order, which has been reviewed under the October 2013 order pending the current appeal by the Company and other impacted parties, the Company had determined a likely range of probable loss between $2.7 million and $5.7 million. Based on recent determinations by the RWQCB and refinement of the draft remedial action plan, the Company has determined a likely range of probable loss between $5.3 million and $7.5 million.  Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss.  Therefore, the Company has recorded the minimum amount of $5.3 million, and such reserve remains on the Company’s books under “Other long-term liabilities” on the unaudited consolidated condensed balance sheets.  These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement (“Cycleo Amended Earn-out”) with the former stockholders of Cycleo SAS (“Cycleo Earn-out Beneficiaries”), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period (“Cycleo Defined Earn-out Period”). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Amended Earn-out of $3.9 million and $1.7 million as of July 26, 2015 and January 25, 2015, respectively.
Pursuant to the terms of the Triune Earn-out with the former members of Triune (“Triune Earn-out Beneficiaries”), which the Company acquired on March 4, 2015, the Company potentially may make payments totaling up to approximately $70.0 million based on achievement of certain revenue targets measured at each fiscal year end, starting with fiscal year 2016 and ending in fiscal year 2018. An additional payment of up to $16.0 million may be made based upon a combination of cumulative revenue and operating income targets measured from the acquisition date through the end of the Company’s fiscal year 2018. For certain of the Triune Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Triune Earn-out of $16.9 million, which represents the fair value as of July 26, 2015.

Note 13: Concentration of Risk
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
The following significant customer accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended		Six Months Ended
(percentage of net sales)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Samsung Electronics (and affiliates)	6%	9%	7%	11%
The following table shows the customer that has an outstanding receivable balance that represents at least 10% of total net receivables as of one or more of the dates indicated:

	Balance as of
(percentage of net accounts receivable)	July 26, 2015	January 25, 2015
Samsung Electronics (and affiliates)	7%	12%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For the second quarter of fiscal years 2016 and 2015, respectively, approximately 26% and 43%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods.
In the second quarter of fiscal year 2016, authorized distributors accounted for approximately 61% of the Company’s net sales compared to approximately 60% in the second quarter of fiscal year 2015. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the second quarter of fiscal year 2016, the Company’s two largest distributors were based in Asia.
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

Net sales by segment are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Semiconductor Products Group	$125,648	$145,451	$253,895	$277,195
All others	64	291	1,905	1,406
Total	$125,712	$145,742	$255,800	$278,601
Income by segment and reconciliation to consolidated operating income:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Semiconductor Products Group	$22,709	$36,517	$48,038	$66,478
All others	(2,307)	(1,345)	(4,558)	(4,049)
Operating Income by segment	20,402	35,172	43,480	62,429
Items to reconcile segment operating income to consolidated income before taxes
Intangible amortization and impairments	6,177	6,444	12,340	12,869
Stock-based compensation expense	2,335	6,274	8,281	13,121
Inventory write-down	—	—	—	1,052
Restructuring charges	3,564	—	3,564	1,001
Environmental reserve	520	—	2,855	—
Other non-segment related expenses	4,426	58	7,585	502
Amortization of fair value adjustments related to acquired PP&E	312	339	903	678
Interest expense, net	1,900	1,588	3,734	2,975
Non-operating (income) expense, net	(117)	345	376	623
Income before taxes	$1,285	$20,124	$3,842	$29,608
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis for all periods.

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 26, 2015		July 27, 2014		July 26, 2015		July 27, 2014
Signal Integrity	59,024	47%	60,232	41%	113,333	44%	111,511	40%
Protection	34,986	28%	48,905	33%	72,113	28%	97,577	34%
Wireless, Sensing and Timing	15,533	12%	19,793	14%	38,331	15%	38,141	14%
Power and High-Reliability	16,105	13%	16,521	11%	30,118	12%	29,966	11%
Systems Innovation	64	—%	291	1%	1,905	1%	1,406	1%
Total net sales	125,712	100%	145,742	100%	255,800	100%	278,601	100%

Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended		Six Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Asia-Pacific	73%	77%	73%	76%
North America	16%	13%	17%	13%
Europe	11%	10%	10%	11%
	100%	100%	100%	100%
The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for one or more of the periods presented:

	Three Months Ended		Six Months Ended
(percentage of total sales)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
China (including Hong Kong)	45%	36%	44%	35%
United States	11%	12%	11%	13%
Japan	9%	12%	8%	11%
South Korea	5%	8%	6%	10%

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Domestic	$(3,925)	$(6,002)	$(17,361)	$(11,139)
Foreign	5,210	26,126	21,203	40,747
Total	$1,285	$20,124	$3,842	$29,608

Note 15: Stock Repurchase Program
The Company maintains an active stock repurchase program which was approved by the Company’s Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock from time to time through negotiated or open market transactions. On August 21, 2013, the Company announced an additional $50.0 million expansion of the stock repurchase program, for a total authorized amount of $100.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. In November 2014, the Company announced that the Board of Directors authorized an additional $28.4 million of repurchases under the program, which together with the $21.6 million then remaining under the program, brought the total unused or remaining authorization to $50.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. In May 2015, the Company announced that the Board of Directors had authorized an additional $70.0 million of repurchases under the stock repurchase program, which brought the total remaining authorization to $100.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. As of July 26, 2015, the Company had spent $128.2 million to repurchase shares of common stock under the Program and the current remaining authorization under this stock repurchase program is $70.2 million.
In the first six months of fiscal year 2016, the Company repurchased 2,190,160 shares for $49.8 million. In the first six months of fiscal 2015, the Company repurchased 761,294 for $20.0 million.
The Company currently intends to hold the repurchased shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and vested restricted stock units.

Note 16: Divestiture
In the first quarter of fiscal year 2016, the Company completed its divestiture of its defense and microwave communications infrastructure business to Jariet Technologies, Inc. (“Jariet”) in exchange for an equity interest in that company. For the three months ended July 26, 2015 and July 27, 2014, the defense and microwave communications infrastructure business accounted for $0.2 million and $2.8 million in net revenue and non-recurring engineering reimbursements, respectively. For the six months ended July 26, 2015 and July 27, 2014, the defense and microwave communications infrastructure business accounted for $4.3 million and $4.6 million in net revenue and non-recurring engineering reimbursements, respectively. This business was part of the Sierra Monolithics, Inc. acquisition completed in December 2009.
Under the terms of the transaction, the Company contributed assets, including inventory and equipment with a net book value of $0.6 million in exchange for an equity interest in the form of preferred stock, representing an approximately 21% voting interest in Jariet. Due to the anticipated continuing cash flows from its investment in Jariet, the Company did not account for the divestiture as a discontinued operation. In addition to the contribution of assets, certain contracts have been novated with future performance responsibilities being transferred to Jariet. Additional contracts are in the process of being novated with the intent of transferring performance responsibilities to Jariet.
Note 17: Restructuring
In the second quarter of fiscal year 2016, Semtech Corporation announced a worldwide reduction in force as part of an overall plan to align operating expenses with business conditions and leverage recent infrastructure investments. As a result of the reduction in force, the Company recorded restructuring charges of $3.6 million as of July 26, 2015. Such costs will consist primarily of termination benefits, including severance, which are expected to be settled in cash.
In the fourth quarter of fiscal year 2014, the Company made a strategic decision to reduce its investment in the long-haul optical market, realign its product groupings and align spending to current demand levels. As a result of these actions, the Company recorded restructuring charges of $1.0 million in the first six months of fiscal year 2015.
Restructuring related liabilities are included in “Accrued liabilities” within the condensed consolidated balance sheets as of July 26, 2015 and January 25, 2015, respectively. Restructuring charges are presented in “Restructuring charge” within the condensed consolidated statements of income.
The following table summarizes the restructuring activity for the six months ended July 26, 2015:

(in thousands)	One-time employee termination benefits
Balance at January 25, 2015	282
Charges	3,564
Cash payments	—
Balance at July 26, 2015	$3,846

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the “Special Note Regarding Forward-Looking and Cautionary Statements” in this Quarterly Report.
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
Wireless, Sensing and Timing Products. We design, develop and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications, and specialized sensing products used in industrial and consumer applications. Our wireless products feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments, making them particularly suitable for machine to machine (“M2M”) and Internet of Things (“IoT”) applications. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Specifically, the proximity sensing capability of our devices enable advanced user interface solutions for mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets. The timing and synchronous products used in packet based communication networks provide leading edge timing solutions where IEEE1588 packet synchronization is used.
Power and High-Reliability Products. We design develop and market power product devices that control, alter, regulate and condition the power within electronic systems. The highest volume product types within the power product line are switching voltage regulators, combination switching and linear regulators, smart regulators, charge pumps and wireless charging. Our Power products feature highly integrated functionality for the communications, industrial and computing markets and low-power, small form factor and high-efficiency products for mobile phones, notebook computers, computer peripherals and other consumer devices. The primary application for these products is power regulation for enterprise computing, communications, high-end consumer and industrial systems.
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
Systems Innovation Group. Our Systems Innovation Group combines the analog/mixed signal design competencies from our previous Sierra Monolithics, Inc. and Gennum Corporation acquisitions and is chartered with developing innovative analog/mixed signal intellectual property (“IP”) for emerging systems. These IP cores are targeted at the datacenter, cloud computing and storage networking markets and complement our rapidly growing library of analog/mixed signal IP Cores that have been developed over several years by our Snowbush IP team based in Canada. We also have developed advanced products in Data Converter IP at the latest, cutting edge CMOS process nodes that are targeted at high performance communications systems.
Our net sales by product line are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Signal Integrity	59,024	60,232	113,333	111,511
Protection	34,986	48,905	72,113	97,577
Wireless, Sensing and Timing	15,533	19,793	38,331	38,141
Power and High-Reliability	16,105	16,521	30,118	29,966
Systems Innovation	64	291	1,905	1,406
Total	$125,712	$145,742	$255,800	$278,601
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the second quarters of fiscal years 2016 and 2015 represented 54% and 42% of net sales, respectively. Sales made directly to customers during the second quarters of fiscal years 2016 and 2015 were 39% and 40% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. For the second quarter of fiscal years 2016 and 2015, approximately 26% and 43%, respectively, of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the second quarter of fiscal years 2016 and 2015 constituted approximately 89% and 88%, respectively, of our net sales. Approximately 81% and 88% of foreign sales during the second quarters of fiscal years 2016 and 2015, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
Restructuring
On July 15, 2015, Semtech Corporation (the “Company”) announced a worldwide reduction in force as part of an overall plan to align operating expenses with business conditions and leverage recent infrastructure investments. The reduction in force will affect approximately 8% of the Company’s global workforce and is expected to be substantially completed by the end of the Company’s third quarter of fiscal year 2016. In connection with this plan, the Company recorded total costs of $3.6 million during the second quarter of fiscal year 2016. Such costs consist primarily of termination benefits, which are expected to be settled in cash. The benefits from this plan, after full implementation, are expected to reduce current operating expenses of the Company by approximately $20.0 million on an annualized basis.

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
Fiscal Periods
We report results on the basis of 52 or 53 week annual periods and end our fiscal year on the last Sunday in January. The interim periods generally end on the last Sunday of April, July and October. All interim periods consist of 13 weeks, with the exception of one 14-week interim period in 53-week fiscal years. The second quarter of fiscal years 2016 and 2015 each consisted of 13weeks.
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
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these arrangements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs which is expected to approximate actual costs at the date of sale. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded within the condensed consolidated balance sheets under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2015 or the first six months of fiscal year 2016.
The following table summarizes the deferred revenue balance:

(in thousands)	July 26, 2015	January 25, 2015
Deferred revenue	$4,860	$6,237
Deferred cost of revenue	(998)	(1,562)
Deferred revenue, net	3,862	4,675
Deferred product design and engineering recoveries	3,028	1,173
Total deferred revenue	$6,890	$5,848
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

	Three Months Ended		Six Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.9%	39.5%	39.8%	40.3%
Gross profit	60.1%	60.5%	60.2%	59.7%
Operating costs and expenses:
Selling, general and administrative	27.5%	21.6%	28.2%	22.7%
Product development and engineering	22.5%	19.3%	22.6%	20.1%
Intangible amortization	4.9%	4.4%	4.8%	4.6%
Restructuring charge	2.8%	—%	1.4%	0.4%
Total operating costs and expenses	57.7%	45.4%	57.1%	47.8%
Operating income	2.4%	15.1%	3.1%	11.9%
Interest expense, net	(1.5)%	(1.1)%	(1.5)%	(1.1)%
Non-operating expense, net	0.1%	(0.2)%	(0.1)%	(0.2)%
Income before taxes	1.0%	13.8%	1.5%	10.6%
Provision for taxes	1.3%	1.5%	1.7%	1.4%
Net (loss) income	(0.2)%	12.3%	(0.2)%	9.2%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Domestic	$(3,925)	$(6,002)	$(17,361)	$(11,139)
Foreign	5,210	26,126	21,203	40,747
Total	$1,285	$20,124	$3,842	$29,608

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers.  Public entities are required to apply the amendments on either a full- or modified retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those periods. This update will be effective for us beginning in the first quarter of fiscal year 2018. Early adoption is not permitted.  We are currently assessing the basis of adoption and evaluating the impact of the adoption of this update on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs . This topic converges the guidance within U.S. GAAP and IFRS. The new standard intends to simplify the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period and early application is permitted. We plan to adopt the provisions of this new accounting standard at the beginning of fiscal year 2017. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

Comparison of the Three Months Ended July 26, 2015 and July 27, 2014
All periods presented in the following summary of sales by major end-market reflect our current classification methodology:

	Three Months Ended
(in thousands, except percentages)	July 26, 2015		July 27, 2014
Enterprise Computing	$39,510	31%	$32,104	22%
Industrial and Other	32,638	26%	35,775	31%
High-End Consumer (1)	30,873	25%	42,647	29%
Communications	22,691	18%	35,216	24%
Total	$125,712	100%	$145,742	100%

(1)
Approximately $6.7 million and $9.6 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the second quarter of fiscal years 2016 and 2015, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the second quarter of fiscal year 2016 were $125.7 million, a decrease of 14% compared to $145.7 million for the second quarter of fiscal year 2015. Strong demand for passive optical networks helped to drive strong growth in the Enterprise Computing end market. This strength was offset by weakness in our high-end consumer end-market as a result of weaker demand from Korea based smartphone manufacturers and continuing reductions in demand for 40Gbps and 100Gbps SerDes products.
Based on recent bookings trends and our backlog entering the quarter, we estimate net sales for the third quarter of fiscal year 2016 to be between $110.0 million and $120.0 million.

Gross Profit
In the second quarter of fiscal year 2016, gross profit decreased to $75.6 million from $88.2 million in the second quarter of fiscal year 2015. Gross margins decreased to 60.1% in the second quarter of fiscal year 2016 from 60.5% in the second quarter of fiscal year 2015 mainly due to a slightly less favorable product mix.
In the third quarter of fiscal year 2016, we expect our gross profit margin to decline slightly in comparison to the second quarter of fiscal year 2016 as we reduce inventory levels.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	July 26, 2015		July 27, 2014
Selling, general and administrative	$34,528	48%	$31,547	48%	9%
Product development and engineering	28,239	40%	28,173	43%	—%
Intangible amortization	6,177	9%	6,444	10%	(4)%
Restructuring charge	3,564	5%	—	—%
Total operating costs and expenses	$72,508	100%	$66,164	100%	10%
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $3.0 million in the second quarter of fiscal year 2016 compared to the same quarter of fiscal year 2015. This was primarily due to higher litigation costs, higher costs associated earn-out liabilities, and higher support costs related to our new enterprise resource planning (“ERP”) software, partially offset by lower stock-based compensation expense. We expect amortization costs associated with our new ERP software to be approximately $0.6 million in subsequent quarters. In the third quarter of fiscal year 2016, we expect our SG&A expenses to decline as we benefit from the reduction in force executed during the second quarter of fiscal year 2016.
Product Development and Engineering Expenses
Product development and engineering expenses increased by $0.1 million in the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015 as a result of development costs associated with our recent acquisitions of EnVerve, Inc. (“EnVerv”) and Triune LLC systems, L.L.C. (“Triune”), partially offset by lower overall compensation expense.

The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $6.2 million and $6.4 million in the second quarter of fiscal years 2016 and 2015, respectively. The 4.1% decrease in amortization expense reflects the impact of impairment charges recorded in the fourth quarter of fiscal 2015.
Interest Expense, Net
Interest and amortization of debt discount and expense was $1.9 million and $1.6 million in the second quarter of fiscal year 2016 and 2015, respectively. The $0.3 million increase is primarily related to higher levels of outstanding debt under our credit facilities and the impact of higher costs associated with our interest rate hedge.
Non-operating Income (Expense), Net
Non-operating income (expense), net includes interest income from our investments and the impact of foreign exchange activity related to cash balances and liabilities held in local currencies.
Income Taxes
In the second quarter of fiscal year 2016, we recorded an income tax provision of $1.6 million compared to a $2.2 million in the second quarter of fiscal year 2015. The effective tax rates for the second quarter of fiscal years 2016 and 2015 were a provision of 124.4% and 11.1%, respectively. The effective tax rate in the second quarter of 2016 is higher than the effective tax rate in the second quarter of 2015 as a result of significantly lower pretax income and the timing of regional earnings. We expect our income tax provision to remain volatile in the third quarter of fiscal year 2016.
Our effective tax rate in the second quarter of fiscal year 2016 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S. We receive an income tax benefit from tax differentials due to our presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than U.S. federal tax rates. We are currently not aware of any uncertainties or trends relating to foreign tax differentials that could significantly impact our income taxes in future periods.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Comparison of the Six Months Ended July 26, 2015 and July 27, 2014
All periods presented in the following summary of sales by major end-market reflect our current classification methodology:

	Six Months Ended
(in thousands, except percentages)	July 26, 2015		July 27, 2014
Enterprise Computing	$73,553	29%	$57,092	20%
Industrial and Other	67,021	26%	68,946	25%
High-End Consumer (1)	66,683	26%	84,782	30%
Communications	48,543	19%	67,781	24%
Total	$255,800	100%	$278,601	100%

(1)
Approximately $16.8 million and $24.5 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first six months of fiscal years 2016 and 2015, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the first six months of fiscal year 2016 were $255.8 million, a decrease of 8.2% compared to $278.6 million for the first six months of fiscal year 2015. Strong demand for passive optical networks helped to drive strong growth in the Enterprise Computing end market. This strength was offset by weakness in our high-end consumer end-market as a result of weaker demand from Korea based customers and continuing reductions in demand for 40Gbps and 100Gbps SerDes products.
Gross Profit
In the first six months of fiscal year 2016, gross profit decreased to $154.0 million from $166.3 million in the first six months of fiscal year 2015. Gross margins increased to 60.2% in the first six months of fiscal year 2016 from 59.7% in the first six months of fiscal year 2015 mainly due to lower impairment charges.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	July 26, 2015		July 27, 2014
Selling, general and administrative	72,203	49%	63,243	48%	14%
Product development and engineering	57,917	41%	55,986	42%	3%
Intangible amortization	12,340	8%	12,869	10%	(4)%
Restructuring charge	3,564	2%	1,001	1%	256%
Total operating costs and expenses	$146,024	100%	$133,099	100%	10%

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $9.0 million in the first six months of fiscal year 2016 compared to the first six months of fiscal year 2015. This was primarily due to higher support costs related to our new ERP software, environmental remediation costs of $2.9 million, and acquisition related expenses of approximately $1.0 million, partially offset by $4.8 million of lower stock-based compensation expense. We expect amortization costs associated with our new ERP software to be approximately $0.6 million in subsequent quarters.
Product Development and Engineering Expenses
Product development and engineering expenses increased by $1.9 million in the first six months of fiscal year 2016 compared to the first six months of fiscal year 2015 as a result of the timing of certain development costs and our recent acquisitions of EnVerv and Triune.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.

Intangible Amortization
Intangible amortization was $12.3 million and $12.9 million in the first six months of fiscal years 2016 and 2015, respectively. The 4.1% decrease in amortization expense reflects the impact of impairment charges recorded in the fourth quarter of fiscal 2015.
Interest Expense, Net
Interest and amortization of debt discount and expense was $3.7 million and $3.0 million in the first six months of fiscal year 2016 and 2015, respectively. The $0.8 million increase is primarily related to higher levels of outstanding debt under our credit facilities and the impact of higher costs associated with our interest rate hedge.
Non-operating Income (Expense), Net
Non-operating income (expense), net includes interest income from our investments and the impact of foreign exchange activity related to cash balances and liabilities held in local currencies.
Income Taxes
In the first six months of fiscal year 2016, we recorded an income tax provision of $4.3 million compared to $3.8 million in the first six months of fiscal year 2015. The effective tax rates for the first six months of fiscal years 2016 and 2015 were a provision of 111.8% and 13.0%, respectively. The effective tax rate in the first six months of 2016 is higher than the effective tax rate in the first six months of 2015 due to significantly lower pretax income and the timing of regional earnings during fiscal year 2016.
Our effective tax rate in the first six months of fiscal year 2016 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S. We receive an income tax benefit from tax differentials due to our presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than U.S. federal tax rates. We are currently not aware of any uncertainties or trends relating to foreign tax differentials that could significantly impact our income taxes in future periods.
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
As of July 26, 2015, our total stockholders’ equity was $510.7 million. At that date we also had approximately $212.6 million in cash and temporary investments, and $279.0 million of borrowings, net of debt discount.

Our primary sources and uses of cash for the corresponding periods are presented below:

	Six Months Ended
(in millions)	July 26, 2015	July 27, 2014
Sources of Cash
Operating activities	$48.7	$61.1
Proceeds from exercise of stock options	3.0	6.0
Proceeds from sale of investments	5.3	3.1
Borrowings under line of credit	35.0	—
	$92.0	$70.2
Uses of Cash
Capital expenditures on property, plant and equipment, net of sale proceeds	(8.3)	(12.6)
Purchases of other investments	(3.2)	(3.3)
Payment for employee stock-based compensation payroll taxes	(4.1)	(3.5)
Acquisitions, net of cash acquired	(34.9)	—
Payment of long-term debt	(9.4)	(34.4)
Repurchase of common stock	(49.8)	(20.0)
Purchase of intangible assets	—	(1.0)
	$(109.7)	$(74.8)
Effect of exchange rate increase on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(17.7)	$(4.6)
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of July 26, 2015, our foreign subsidiaries held approximately $154.8 million of cash and cash equivalents compared to $149.9 million at January 25, 2015. Of the $154.8 million held by our foreign subsidiaries, approximately $16.3 million of earnings previously taxed in the U.S. could be repatriated subject only to a 5% withholding tax. We do not assert permanent reinvestment of earnings that were previously taxed in the U.S. As of July 26, 2015, our foreign subsidiaries had $499.3 million of unremitted earnings for which no Federal or state taxes have been provided. We currently do not need these earnings for investment in our domestic operations, thus our assertion regarding the permanent investment of these earnings.
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
Operating cash flow for the first six months of fiscal year 2016 was impacted by several significant non-cash transaction related items including $24.0 million of depreciation, amortization, and impairment expense and $8.3 million of stock-based compensation expense.

Investing Activities
Cash used for investing activities is primarily attributable to acquisitions, net of cash received, capital expenditures and purchases of investments.
On March 4, 2015 we acquired Triune, a privately-held supplier of wireless charging and power management platforms targeted at, among other things, high and low power, high-efficiency applications. Under the terms of the purchase agreement the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million (consisting of $35.0 million in cash paid at closing and $10.0 million in cash to be paid six months after the transaction closing date) and consideration contingent on the achievement of defined future financial goals (“Triune Earn-out”). Under the terms of the Triune Earn-out, up to $70.0 million of consideration will be paid over three years if certain revenue targets are achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. The fair value of the Triune Earn-out is estimated to be $16.9 million. During the six months ended July 26, 2015, the Company borrowed $35.0 million under its revolving line of credit to fund the $35.0 million in cash paid at closing.
Capital expenditures were $8.2 million for the first six months of fiscal year 2016 compared to $12.7 million for the first six months of fiscal year 2015. The decrease was due to significant purchases of equipment to expand our test capacity, support engineering and manufacturing functions and investments in our new ERP software during the first six months of fiscal year 2015. Current capital expenditures reflect a moderation in the investments in test and manufacturing equipment along with lower capital expenditures related to our ERP software platform, which was placed into service at the beginning of fiscal year 2016.
Financing Activities
Cash provided by financing activities is primarily attributable to borrowings under our revolving commitments offset by principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
On May 2, 2013, we entered into a credit agreement with certain lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the “Credit Agreement”). In accordance with this Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million. We incurred loan fees of $2.2 million during the second quarter of fiscal year 2014, of which $1.0 million was expensed, and $1.2 million was capitalized and is being amortized using the effective interest method over the five year term of the agreement. Payments of long-term debt in the first six months of fiscal year 2015 include $9.4 million of scheduled principal payments and $25.0 million of voluntary principal payments. Under the terms of the Credit Agreement, we are required to make $4.7 million in quarterly principal payments on the term loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payment will increase to $7.5 million. On March 4, 2015 we borrowed $35.0 million under the revolving commitments in connection with our acquisition of Triune. As of July 26, 2015, we have $86.5 million outstanding under our term loans and $193.0 million outstanding under the revolving commitments.
Our interest rate under the Credit Agreement can be influenced by our leverage ratio, as defined in our Credit Agreement (“Leverage Ratio”). Our Leverage Ratio is influenced by our consolidated indebtedness and our adjusted earnings before interest, taxes, depreciation and amortization. Historically, our Leverage Ratio under the Credit Agreement has been between 1.50 and 2.25 which resulted in an interest rate margin of 1.75%. Primarily as a result of declining revenue, in the second quarter of fiscal year 2016, our leverage ratio exceeded 2.25 which will result in our margin increasing to 1.875% in the third quarter of fiscal year 2016, resulting in an annual increase in interest expense of $0.3 million. If our Leverage Ratio were to exceed 2.5, our interest rate margin would increase to 2.25%, resulting in an annual increase in interest expense of $1.3 million.
We currently have in effect a stock repurchase program (the “Program”). This Program represents one of our principal efforts to return value to our stockholders. In the first six months of fiscal years 2016 and 2015, we repurchased 2,190,160 shares and 761,294 shares under this Program for $49.8 million and 20.0 million, respectively.
In the first six months of fiscal year 2016, we received $3.0 million in proceeds from the exercise of stock options compared to 6.0 million in the first six months of fiscal year 2015.
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
Contractual Obligations
We borrowed $35.0 million under our revolving line of credit on March 4, 2015 in connection with our acquisition of Triune. There were no other material changes in our contractual obligations during the first six months of fiscal year 2016 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015 filed with the SEC on March 30, 2015.
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
We do not engage in the trading of derivative financial instruments in the normal course of business. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.8 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would not be expected to significantly impact the fair value of our variable-rate debt.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of July 26, 2015.
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
Management’s Remediation Efforts with Respect to Material Weakness
During the six months ended July 26, 2015, we completed the following actions to remediate the material weakness described above:

•	providing documentation as to the precision of the scope of review undertaken by the reviewer;

•	identifying reports and analyses provided to and relied upon by management to support management’s conclusions, and implementing controls over the completeness and accuracy of such reports; and

•
documenting the process for establishing the estimated inventory reserves including setting forth the initial questions asked, any subsequent follow-up questions, answers received and any adjustments or changes following such review.

As a result of the remediation effort, as of July 26, 2015, Management has concluded that the review control functioned at a level that would prevent a material misstatement of inventory reserves.  While we have implemented controls that Management has concluded remediate the material weakness, we will continue to subject these procedures to appropriate tests in order to determine whether they continue to operate effectively and may take further initiatives to enhance other existing controls and/or implement additional controls.  Our remediation has not been subject to audit procedures in accordance with PCAOB standards which will be completed as of January 31, 2016.
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
Management has evaluated and gained reasonable assurance over the accuracy of the data conversion that took place during the transition. Management continues to review and evaluate the design of key controls in ERP. While management expects ERP to strengthen our internal financial controls by automating manual processes and standardizing business processes and reporting across our organization, it has not completed its testing of the operating effectiveness of all key controls in the new system. As such, there is a risk that control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods. For a discussion of risks related to our ERP implementation, see Item 1A - "Risk Factors - Risks Relating to our Business Strategies, Personnel and Other Operations - We could experience interruption in our operational transactions and additional expense following the implementation of a new Enterprise Resource Planning software platform" in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.
Due to the ongoing evaluation of the effectiveness of informational technology general controls related to the new ERP environment, the Company has performed additional procedures during the three months ended July 26, 2015, to reduce the risk of misstatement to the Company’s consolidated financial statements and disclosures. These additional procedures include testing and review of system generated reports over completeness and accuracy, and account balance testing which included confirmations with external parties.
Other than the changes with respect to the ERP project as described above and “Management’s Remediation Efforts with respect to Material Weakness” above, during the fiscal quarter ended July 26, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors
You should carefully consider and evaluate all of the information in this Quarterly Report on Form 10-Q and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015 filed with the SEC on March 30, 2015. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015 filed with the SEC on March 30, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the second quarter of fiscal year 2016.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the second quarter of fiscal year 2016.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2016 (04/27/15-05/24/15)	—	$—	—	$50.0	million
June 2016 (05/25/15-06/21/15)	460,800	21.34	460,800	90.2	million
July 2016 (06/22/15-07/26/15)	994,715	20.11	994,715	$70.2	million
Total activity	1,455,515	$20.50	1,455,515

(1)
The Company maintains an active stock repurchasing program which was approved by the Company’s Board of Directors in March 2008. The program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock from time to time through negotiated or open market transactions. On August 21, 2013, the Company announced an additional $50.0 million expansion of the program, for a total authorized program of $100.0 million. In November 2014, the Company announced that the Board of Directors had authorized an additional $28.4 million of repurchases under the program, which together with the $21.6 million then remaining under the program, brought the remaining total unused authorization to $50.0 million, such authorization being subject to certain limitation, guidelines and conditions as directed by the Board of Directors. In May 2015, the Company announced that the Board of Directors had authorized an additional $70.0 million of repurchases under the program, which brought the remaining total unused authorization to $100.0 million. As of July 26, 2015, the Company had spent $128.2 million to repurchase shares of common stock under the Program and the current remaining authorization under this Program is $70.2 million.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Policy Regarding Director Compensation, as amended June [17], 2015	Filed herewith

10.2	Form of Non-Employee Director Option Award Certificate	Filed herewith

10.3	Form of Non-Employee Director Non-Deferred Stock Unit Award Certificate	Filed herewith

10.4	Form of Non-Employee Director Deferred Stock Unit Award Certificate	Filed herewith

10.5	Letter Agreement, dated as of August 17, 2015, by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.1 to our Current Report on Form 8-K filed on August 18, 2015

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

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

SEMTECH CORPORATION
Registrant

Date: September 4, 2015	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: September 4, 2015	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer