Form 10-Q
period 2015-10-25
SEMTECH CORP
filed 2015-12-04
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 25, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at November 27, 2015: 64,900,768

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 25, 2015

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

•
the volatility of the Company's effective tax rates and anticipated tax benefits and the Company's ability to forecast its effective tax rates due to, among other factors, changes in income in higher or lower tax jurisdictions, changes in tax laws, and the outcome of examinations by global taxing authorities;

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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Net sales	$115,810	$148,890	$371,610	$427,491
Cost of sales	46,226	59,564	148,050	171,860
Gross profit	69,584	89,326	223,560	255,631
Operating costs and expenses:
Selling, general and administrative	30,747	31,920	102,383	95,163
Product development and engineering	26,855	28,401	84,771	84,387
Intangible amortization	6,308	6,423	18,648	19,292
Changes in the fair value of contingent earn-out obligations	(14,186)	(228)	(13,618)	(228)
Restructuring charge	962	—	4,526	1,001
Total operating costs and expenses	50,686	66,516	196,710	199,615
Operating income	18,898	22,810	26,850	56,016
Interest expense, net	(1,964)	(1,462)	(5,698)	(4,437)
Non-operating (expense) income, net	(777)	216	(1,152)	(407)
Income before taxes	16,157	21,564	20,000	51,172
Provision for taxes	5,453	3,941	9,750	7,784
Net income	$10,704	$17,623	$10,250	$43,388
Earnings per share:
Basic	$0.16	$0.26	$0.16	$0.65
Diluted	$0.16	$0.26	$0.15	$0.64
Weighted average number of shares used in computing earnings per share:
Basic	65,117	67,162	65,920	67,223
Diluted	65,217	67,654	66,251	67,791
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Net income	$10,704	$17,623	$10,250	$43,388
Other comprehensive income (loss), before tax:
Available-for-sale investments:
Change in unrealized holding income on available-for-sale investments	—	—	—	(1)
Interest rate hedge:
Change in unrealized loss on interest rate cap	—	(90)	(33)	(251)
Reclassification to interest expense	203	71	471	151
Other comprehensive income (loss), before tax	203	(19)	438	(101)
Provision for taxes related to items of other comprehensive income	(74)	(26)	(172)	(14)
Other comprehensive income (loss), net of tax	129	(45)	266	(115)
Total comprehensive income	$10,833	$17,578	$10,516	$43,273
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 25, 2015	January 25, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$192,359	$230,328
Accounts receivable, less allowances of $5,554 at October, 25 2015 and $3,523 at January 25, 2015	54,909	69,301
Inventories	71,550	73,668
Deferred tax assets	2,486	2,478
Prepaid taxes	3,451	1,544
Other current assets	15,033	19,369
Total current assets	339,788	396,688
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $137,962 at October 25, 2015 and $120,588 at January 25, 2015	105,200	115,471
Deferred tax assets	—	106
Goodwill	329,703	280,319
Other intangible assets, net	94,845	101,600
Other assets	31,506	35,247
TOTAL ASSETS	$901,042	$929,431
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,114	$32,448
Accrued liabilities	37,406	49,754
Deferred revenue	6,881	5,848
Current portion - long-term debt	18,560	18,547
Other current liabilities	500	—
Deferred tax liabilities	1,444	1,444
Total current liabilities	95,905	108,041
Non-current liabilities:
Deferred tax liabilities	7,324	2,477
Long term debt, less current portion	243,822	234,746
Other long-term liabilities	35,147	32,809
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 64,853,598 outstanding on October 25, 2015 and 78,136,144 issued and 66,812,919 outstanding on January 25, 2015	785	785
Treasury stock, at cost, 13,282,546 shares as of October 25, 2015 and 11,323,225 shares as of January 25, 2015	(268,566)	(222,969)
Additional paid-in capital	374,162	371,596
Retained earnings	412,033	401,783
Accumulated other comprehensive income	430	163
Total stockholders’ equity	518,844	551,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$901,042	$929,431
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 25, 2015	October 26, 2014
Cash flows from operating activities:
Net income	$10,250	$43,388
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	36,534	36,247
Accretion of deferred financing costs and debt discount	1,054	789
Deferred income taxes	4,366	6,519
Stock-based compensation	13,398	21,056
Earn-out liabilities	(13,618)	(228)
Environmental reserve	2,855	(58)
Loss on disposition of property, plant and equipment	23	—
Changes in assets and liabilities:
Accounts receivable, net	14,577	(11,990)
Inventories	2,694	(44)
Prepaid expenses and other assets	5,975	(1,804)
Accounts payable	677	(94)
Accrued liabilities	(15,631)	755
Deferred revenue	1,033	592
Income taxes payable and prepaid taxes	2,086	(2,095)
Other liabilities	1,343	1,496
Net cash provided by operating activities	67,616	94,529
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale investments	—	3,124
Proceeds from sales of property, plant and equipment	—	71
Purchase of property, plant and equipment	(10,705)	(25,459)
Purchase of intangible assets	—	(1,000)
Acquisitions, net of cash acquired	(44,432)	—
Purchases of other investments	(5,230)	(3,648)
Proceeds from sale of equity investments	5,261	—
Net cash used in investing activities	(55,106)	(26,912)
Cash flows from financing activities:
Borrowings under line of credit	35,000	—
Payment for employee stock-based compensation payroll taxes	(6,070)	(6,309)
Proceeds from exercises of stock options	3,965	7,952
Repurchase of outstanding common stock	(57,311)	(40,906)
Payment of long term debt	(26,063)	(39,062)
Net cash used in financing activities	(50,479)	(78,325)
Net decrease in cash and cash equivalents	(37,969)	(10,708)
Cash and cash equivalents at beginning of period	230,328	243,194
Cash and cash equivalents at end of period	$192,359	$232,486
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
Industrial: video broadcast equipment, automated meter reading, alternative energy, wireless power, Internet of Things (“IoT”), smart grid, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in 53-week years. The third quarter of fiscal years 2016 and 2015 each consisted of 13 weeks.
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
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification (“ASC”) Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU 2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The Company adopted the provisions of this new accounting standard at the beginning of fiscal year 2016, and has assessed the impact on its consolidated financial statements to be immaterial.
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

Note 2: Acquisitions
Triune Systems, L.L.C
On March 4, 2015 the Company acquired Triune Systems, L.L.C., a privately-held supplier of isolated switching, wireless charging and power management platforms targeted at, among other things, high and low power, high efficiency applications. Under the terms of the purchase agreement the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million consisting of $35.0 million in cash paid at closing, with an additional cash consideration of $10.0 million, of which $9.5 million was paid in September 2015. The remaining $0.5 million is expected to be paid in the first quarter of fiscal year 2017. Subject to achieving certain future financial goals (“Triune Earn-out”), up to $70.0 million of contingent consideration will be paid over three years if certain revenue targets are achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. In March 2015, the Company borrowed $35.0 million under its revolving line of credit in connection with this acquisition (see Note 10 for discussion regarding Credit Facilities).
The Triune Systems L.L.C. business meets the definition of a business and is accounted for under the acquisition method of accounting in accordance with the FASB’s ASC Topic 805, Business Combinations. The purchase price allocation for the Triune acquisition was finalized in the second quarter of fiscal year 2016. Total acquisition consideration has been allocated to the acquired tangible and intangible assets and assumed liabilities of Triune based on their respective estimated fair values as of the acquisition date. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed has been allocated to goodwill. The goodwill resulted from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio, and opportunities within new markets. Of the total acquisition consideration, $10.0 million has been allocated to core technologies, $2.0 million to customer relationships and $49.4 million to goodwill. The remaining balance was allocated to identifiable tangible assets and assumed liabilities. The Company expects that all such goodwill will be deductible for tax purposes.
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
The purchase price allocation for the EnVerv acquisition was finalized in the first quarter of fiscal year 2016. Total acquisition consideration has been allocated to the acquired tangible and intangible assets and assumed liabilities based on their respective estimated fair values as of the acquisition date. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed has been allocated to goodwill. As of October 25, 2015, $1.4 million of the total acquisition consideration has been allocated to core technologies and $3.4 million has been allocated to goodwill. The remaining balance has been allocated to acquired tangible assets and assumed liabilities. The Company expects that all such goodwill will be deductible for tax purposes.
Net revenues and earnings attributable to EnVerv since the acquisition date were not material. Pro forma results of operations have not been presented as EnVerv’s annual operating results are not material to the Company’s consolidated financial statements.

Note 3: Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Net income	$10,704	$17,623	$10,250	$43,388

Weighted average common shares outstanding - basic	65,117	$67,162	$65,920	$67,223
Dilutive effect of options and restricted stock units	100	492	331	568
Weighted average common shares outstanding - diluted	65,217	$67,654	$66,251	$67,791

Basic earnings per common share	$0.16	$0.26	$0.16	$0.65
Diluted earnings per common share	$0.16	$0.26	$0.15	$0.64

Anti-dilutive shares not included in the above calculations	3,728	1,951	2,392	1,710
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share incorporate the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.
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
The Company records a provision for estimated sales returns and rebates in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns, rebates and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. The Company reviews material subject to return for impairment for purposes of computing deferred cost of sales. There were no significant impairments of deferred cost of sales in the third quarter or first nine months of fiscal year 2016 or fiscal year 2015.

Note 5: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax, stock-based compensation expense included in the unaudited condensed consolidated statements of operations captions for the periods presented.

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Cost of sales	$197	$391	$1,071	$1,109
Selling, general and administrative	2,933	4,620	6,006	12,132
Product development and engineering	1,987	2,924	6,320	7,815
Stock-based compensation	$5,117	$7,935	$13,397	$21,056
Net change in stock-based compensation capitalized into inventory	$(233)	$121	$45	$148
Stock-based Payment Arrangements
The Company has various equity award plans that provide for granting stock-based awards to employees and non-employee directors of the Company. The plans provide for the granting of several available forms of stock-based compensation. As of October 25, 2015, the Company has granted stock options, restricted stock and restricted stock units under the plans and has also issued some stock-based compensation outside of the plans, including stock options, restricted stock and restricted stock units issued as inducements to join the Company.
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
Some of the restricted stock units granted in the first nine months of fiscal year 2016 and prior years are classified as liabilities rather than equity. For grants classified as equity, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the grantee’s requisite service period. For grants classified as liabilities, stock-based compensation cost is measured at fair value at the end of each reporting period until the date of settlement, and is recognized as an expense over the grantee’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in the three and nine months ended October 25, 2015 and October 26, 2014, respectively:

	Three Months Ended		Nine Months Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Expected lives, in years	4.2	4.3	4.2 - 4.3	3.0 - 4.4
Estimated volatility	32%	33%	29% - 32%	33% - 34%
Dividend yield	—	—	—	—
Risk-free interest rate	1.3%	1.3%	1.24% - 1.29%	0.74% - 1.43%
Weighted average fair value on grant date	$4.80	$6.72	$6.09	$7.09

Stock Option Awards. The Company has historically granted stock options to both employees and non-employee directors. The fair value of these grants was measured on the grant date and is being recognized as an expense over the requisite vesting period (typically 3 - 4 years).
The following table summarizes the activity for stock options for the nine months ended October 25, 2015:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (in years)
Balance at January 25, 2015	1,763	$23.70	$7,722	$4,688	986
Options granted	359	22.79
Options exercised	(252)	15.97	1,640
Options cancelled/forfeited	(209)	23.98
Balance at October 25, 2015	1,661	$24.64	$391	$4,418	872
Exercisable at October 25, 2015	872	$24.28	$286			2.5
Performance-Based Units. The Company grants performance-based restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined cumulative three-year performance of the Company’s revenue and operating income measured against internal goals. The performance award which is granted in any fiscal year will be tied to the Company’s performance of that fiscal year and the succeeding two fiscal years. The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 525,032 shares and an additional 525,032 shares would be settled in cash. The Company would have a liability accrued under “Other liabilities” within the condensed consolidated balance sheet equal to the value of 525,032 shares on the settlement date, which would be settled in cash. Only cash performance-based restricted stock unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At October 25, 2015, the performance metrics associated with the outstanding awards issued in fiscal years 2016, 2015 and 2014 are expected to be met at a level which would result in a grant at 58%, 0%, and 0% of target, respectively.
In the first quarter of fiscal year 2016 the Company granted performance-based vesting restricted stock units to select employees as part of the EnVerv acquisition. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined revenue target. In addition to the performance vesting condition, these awards have a requisite four year vesting term (which is also the requisite vesting period) whereby 25% will vest, subject to attainment of the performance condition, on each anniversary of the grant date. Under the terms of these awards, assuming the highest performance level of 100% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 36,000. At October 25, 2015, the performance metrics associated with the outstanding awards issued in fiscal year 2016 are not expected to be met which would result in none of the shares being issued.
The performance-based restricted stock units are valued as of the measurement date and expense is recognized on a straight line basis for the awards expected to vest based on the probability of attainment of the performance condition for each separately vesting portion of the award.

The following table summarizes the activity for performance-based restricted stock units for the nine months ended October 25, 2015:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amounts)	Total Units	Units	Units	Recorded Liability
Balance at January 25, 2015	426	211	215	$1,891	$27.17	$6,164	1.6
Performance-based units granted	235	145	90		28.60
Performance-based units vested	—	—	—		—
Performance-based units cancelled/forfeited	(101)	(59)	(42)		27.75
Change in liability				(1,717)
Balance at October 25, 2015	560	297	263	$174	$27.67	$2,320	1.4

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
The following table summarizes the activity for market performance restricted stock units for the nine months ended October 25, 2015:

		Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amounts)	Total Units
Balance at January 25, 2015	220	$15.59	$—	1.2
Market performance units granted	—	—
Market performance units vested	—	—
Market performance units cancelled/forfeited	—	—
Balance at October 25, 2015	220	$15.59	$442	0.5

Restricted Stock Units, Employees. The Company grants restricted stock units to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 4 years).

The following table summarizes the employees’ restricted stock unit activity for the nine months ended October 25, 2015:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2015	2,138	$26.43		$44,506	2.4
Restricted stock units granted	952	21.02
Restricted stock units vested	(674)	26.23	$15,051
Restricted stock units forfeited	(344)	25.82
Balance at October 25, 2015	2,072	$24.11		$40,678	2.6

(1)	Reflects the value of Semtech Corporation stock on the date that the restricted stock unit vested.
Restricted Stock Units, Cash Settled, Non-Employee Directors. The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. In June 2015, the Company changed its director compensation program so that a portion of the stock units granted under the program would be settled in cash and a portion would be settled in stock. Restricted stock units awarded under the program are scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the annual meeting of shareholders in the year following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from the board of directors. The portion of a restricted stock unit award under the program that is to be settled in stock will, subject to vesting, be settled promptly following vesting. There were no changes to the terms and conditions of the existing awards.
The restricted stock units that are to be settled in cash are accounted for as liabilities. Because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the non-employee directors’ activity for restricted stock units settled in cash for the nine months ended October 25, 2015:

(in thousands, except for per unit amounts)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2015	24	$5,214	$26.59	$275	0.4
Restricted stock units granted	28		19.70
Restricted stock units vested	(24)		26.59
Restricted stock units forfeited	—		—
Change in liability		(1,939)
Balance at October 25, 2015	28	$3,275	$19.70	$336	0.6
As of October 25, 2015, the total number of vested but unsettled restricted stock units for non-employee directors is 175,132 units. As of October 25, 2015, $1.9 million of the liability associated with these awards is included in “Other long-term liabilities” within the condensed consolidated balance sheet.

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
The following table summarizes the non-employee directors’ activity for restricted stock units settled with stock for the nine months ended October 25, 2015:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2015	—	$—		$—	0.0
Restricted stock units granted	24	19.70
Restricted stock units vested	—		—
Restricted stock units forfeited	—
Balance at October 25, 2015	24	$19.70		$320	0.6

(1)	There was no vesting during the reported period. This value would typically represent the value of Semtech Corporation stock on the date that the restricted stock unit vested.

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
The following table summarizes the Company’s investments:

	October 25, 2015			January 25, 2015
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Cash equivalents	$16,860	$16,860	$—	$23,271	$23,271	$—
Total investments	$16,860	$16,860	$—	$23,271	$23,271	$—
The following table summarizes the maturities of the Company’s investments:

	October 25, 2015		January 25, 2015
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$16,860	$16,860	$23,271	$23,271
After 1 year through 5 years	—	—	—	—
Total investments	$16,860	$16,860	$23,271	$23,271
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale investments and are included in “Accumulated other comprehensive income” within the condensed consolidated balance sheets. The following table summarizes net unrealized gains arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Unrealized gain, net of tax	$129	$—	$266	$—
Increase to deferred tax liability	74	—	172	—
The following table summarizes interest income generated from investments and cash and cash equivalents:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Interest income	$1,195	$13	$9,431	$33

The Company accounts for its equity investments under the cost method of accounting when it does not have the ability to exercise significant influence over the investees. For investments where the Company has the ability to exercise significant influence, it uses the equity method of accounting.
In the first quarter of fiscal year 2016, the Company acquired an equity stake in Idosens S.A.S. (“Idosens”), which is accounted for as an equity method investment. The equity stake in Idosens is not material to the Company’s financial position.

Note 7: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of October 25, 2015				Fair Value as of January 25, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents	$16,860	$16,860	$—	$—	$23,271	$23,271	$—	$—
Total available-for-sale securities	16,860	16,860	—	—	23,271	23,271	—	—
Interest rate cap	—	—	—	—	33	—	33	—
Total financial assets	$16,860	$16,860	$—	$—	$23,304	$23,271	$33	$—

Financial liabilities:
Triune Earn-Out	$2,744	$—	$—	$2,744	$—	$—	$—	$—
Cycleo Earn-Out	1,457	—	—	1,457	1,619	—	—	1,619
Total financial liabilities	$4,201	$—	$—	$4,201	$1,619	$—	$—	$1,619
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
The fair value of the interest rate cap at October 25, 2015 and January 25, 2015 is estimated using Level 2 inputs, including observable market-based inputs such as interest rate curves and implied volatilities for similar instruments with similar contractual terms, and is included in “Other assets” within the condensed consolidated balance sheets.
The Triune Earn-Out liability is valued utilizing estimates of annual revenue and operating income (Level 3 inputs) during a period of approximately 3-years ending January 2018. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Cycleo Earn-Out liability is valued utilizing estimates of annual revenue and operating income (Level 3 inputs) during a 5-year period ending April 2020. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.
The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the previous estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

A reconciliation of the change in the earn-out liability during the nine months ended October 25, 2015 is as follows:

(in thousands)	Cycleo	Triune	Total
Balance at January 25, 2015	$1,619	$—	$1,619
Additions to earn-out obligations	—	16,200	16,200
Changes in the fair value of contingent earn-out obligations	(162)	(13,456)	(13,618)
Balance as of October 25, 2015	$1,457	$2,744	$4,201
Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheets as follows:

	Fair Value as of October 25, 2015				Fair Value as of January 25, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$16,860	$16,860	$—	$—	$23,271	$23,271	$—	$—
Other assets	—	—	—	—	33	—	33	—
Total financial assets	$16,860	$16,860	$—	$—	$23,304	$23,271	$33	$—

Financial liabilities:
Triune Earn-Out	$2,744	$—	$—	$2,744	$—	$—	$—	$—
Cycleo Earn-Out	1,457	—	—	1,457	1,619	—	—	1,619
Total financial liabilities	$4,201	$—	$—	$4,201	$1,619	$—	$—	$1,619
During the nine months ended October 25, 2015, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of October 25, 2015 and January 25, 2015, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
Instruments Not Recorded at Fair Value on a Recurring Basis
Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include cash and cash equivalents, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities.
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 10) is $81.8 million and $95.9 million and Revolving Commitments (as defined in Note 10) is $181.0 million and $158.0 million at October 25, 2015 and January 25, 2015, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its investments during the first nine months of fiscal year 2016.

Note 8: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	October 25, 2015	January 25, 2015
Raw materials	$2,178	$1,624
Work in progress	47,895	36,759
Finished goods	21,477	35,285
Inventories	$71,550	$73,668

Note 9: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill were as follows:

(in thousands)	Signal Integrity	Power and High Reliability	Wireless, Sensing and Timing	Total
Balance at January 25, 2015	$261,891	$—	$18,428	$280,319
Additions	—	49,384	—	49,384
Balance at October 25, 2015	$261,891	$49,384	$18,428	$329,703

During the first nine months of fiscal year 2016 goodwill associated with the Power and High Reliability product group increased due to the Company’s acquisition of Triune (see Note 2).
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
Goodwill is measured at fair value on a non-recurring basis. That is, goodwill is not measured at fair value on an ongoing basis, but is subject to fair value adjustments using Level 3 inputs in certain circumstances (e.g., when there is evidence of impairment). At October 25, 2015, the Company concluded that there were no indicators of such impairment.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		October 25, 2015			January 25, 2015
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	2-10 years	$148,156	$(68,648)	$79,508	$134,155	$(53,286)	$80,869
Customer relationships	7-10 years	30,030	(14,747)	15,283	28,030	(11,480)	16,550
Technology licenses (1)	5-10 years	263	(209)	54	263	(169)	94
Other intangibles assets	1-5 years	6,600	(6,600)	—	6,600	(6,513)	87
Total finite-lived intangible assets		$185,049	$(90,204)	$94,845	$169,048	$(71,448)	$97,600

(1)
Technology licenses relate to end-license agreements for intellectual property that is used by the Company in research and development activities and also has alternative future uses. Amortization expense related to technology licenses is reported as “Product development and engineering” in the condensed consolidated statements of operations.

For the three months ended October 25, 2015 and October 26, 2014, amortization expense related to acquired finite-lived intangible assets was $6.3 million and $6.4 million, respectively. For the nine months ended October 25, 2015 and October 26, 2014, amortization expense related to finite-lived intangible assets was $18.6 million and $19.3 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as “Intangible amortization” in the condensed consolidated statements of operations.

The estimated annual amount of future amortization expense for all finite-lived intangible assets is summarized below:

(in thousands)
To be recognized in:	Core Technologies	Customer Relationships	Technology Licenses	Total
Remaining three months of fiscal year 2016	$5,304	$1,100	$12	$6,416
Fiscal year 2017	21,213	4,400	42	25,655
Fiscal year 2018	21,213	4,400	—	25,613
Fiscal year 2019	17,801	4,400	—	22,201
Fiscal year 2020	9,970	950	—	10,920
Thereafter	4,007	33	—	4,040
Total expected amortization expense	$79,508	$15,283	$54	$94,845

At January 25, 2015, the Company had a total of $4.0 million of indefinite-lived intangible assets consisting of in-process Research and Development (“IPR&D”) from previous acquisitions. During the third quarter of fiscal year 2016, these indefinite-lived intangible assets were transferred into finite-lived intangible assets in Core technologies. As of October 25, 2015, the Company had no intangible assets classified as having an indefinite life.

Note 10: Credit Facilities
On May 2, 2013, Semtech Corporation, with each of its domestic subsidiaries as guarantors (the “Guarantors”), entered into a Credit Agreement (the “Credit Agreement”) with the lenders referred to therein (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. In accordance with the Credit Agreement, the Lenders provided Semtech Corporation with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “Facilities”) for a five year term, consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving line of credit commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). The Revolving Commitments can be used as follows: up to $40.0 million for letters of credit, up to $25.0 million for swing line loans (as defined below), and up to $40.0 million for revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Swing line loans are Base Rate (as defined below) loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of October 25, 2015, there were no amounts outstanding under the letters of credit, swing line loans, and Alternative Currencies.
At May 2, 2013, $326.6 million of borrowings were outstanding under the Facilities consisting of $149.3 million of Term Loans and $177.3 million of Revolving Commitments, net of $1.4 million of debt discounts resulting from amounts paid to the Lenders. The proceeds from the Facilities were used to repay in full the $327.5 million of outstanding obligations under prior credit facilities, which were terminated. The portion of the transaction associated with lenders that were party to both the Facilities and prior credit facilities was accounted for as a debt modification.
The Credit Agreement provides that, subject to certain conditions, Semtech may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or increases to the Revolving Commitments in an aggregate principal amount not to exceed $100.0 million, the proceeds of which may be used for working capital and general corporate purposes; however the Lenders are not required to provide such increase upon Semtech's request.
Interest on loans made under the Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) London Interbank Offered Rate (“LIBOR”) (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate (as published by The Wall Street Journal), (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Alternative Currencies, other than Canadian Dollars, accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by the administrative agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a Base Rate loan and swing line loan and quarterly for a Euro dollar rate loan. Interest is payable on the revolving line of credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional Term Loans, respectively. As of October 25, 2015, the interest rates payable on both the Term Loans and the Revolving Commitments was 2.07%.
As of October 25, 2015, there was $81.8 million outstanding under the Term Loans. Under the terms of the Credit Agreement, the Company is required to make $4.7 million in quarterly principal payments on the Term Loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payments will increase to $7.5 million. Quarterly principal payments for Term Loans are due beginning on the last day of the Company’s fiscal quarter-end and will continue through April 30, 2018. The principal payments related to the Term Loans are due as follows: $4.7 million remaining in fiscal year 2016; $18.8 million in fiscal year 2017; $24.4 million in fiscal year 2018. The final remaining principal payment is due on the maturity date of May 1, 2018.
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $181.0 million at October 25, 2015 and is due on or before May 1, 2018. The Company may, upon notice to the administrative agent, at any time or from time to time voluntarily prepay the Term Loans or Revolving Commitments in whole or in part without premium or penalty. On March 4, 2015 the Company borrowed $35.0 million under the Revolving Commitments in connection with the acquisition of Triune (see Note 2). On October 23, 2015, the Company made a voluntary payment of $12.0 million against the Revolving Commitments.

All obligations of Semtech Corporation under the Facilities are unconditionally guaranteed by each of the Guarantors and are secured by a first priority security interest in substantially all of the assets of Semtech Corporation and the Guarantors, subject to certain customary exceptions.
Semtech Corporation and the Guarantors are subject to customary covenants under the Facilities, including the maintenance of a minimum interest ratio of 3.50:1.00 and a maximum total consolidated leverage ratio of 3.00:1.00. Semtech Corporation was in compliance with such financial covenants as of October 25, 2015.
The Facilities also contain customary provisions pertaining to events of default. If any event of default occurs, the principal, interest, and any other monetary obligations on all the then outstanding amounts can become due and payable immediately.

Note 11: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 35% due primarily to regional mix of income and certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S., contingent payments, valuation allowances, and certain discrete items resulting in permanent charges.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows:

(in thousands)
Balance at January 25, 2015	$7,774
Additions based on tax positions related to the current year	1,343
Reductions for tax positions of prior years, net	(439)
Reductions for settlements with tax authorities	(324)
Balance as of October 25, 2015	$8,354
The gross unrecognized tax benefit (before federal impact of state items) was $10.5 million and $9.9 million at October 25, 2015 and January 25, 2015, respectively. Included in the balance of unrecognized tax benefits at October 25, 2015 and January 25, 2015, is $8.4 million and $7.8 million of net tax benefit (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate, subject to the valuation allowance.
The liability for UTP is reflected within the consolidated balance sheets as follows:

(in thousands)	October 25, 2015	January 25, 2015
Deferred tax assets - non-current	$8,354	$7,522
Other long-term liabilities	—	252
Total accrued taxes	$8,354	$7,774
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. The Company had approximately $293,000 of net interest and penalties accrued at October 25, 2015 and January 25, 2015.
Tax years prior to 2011 (the Company’s fiscal year 2012) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal years 2012 and 2013 and expects to close those audits within the next twelve months. The Company’s positions are expected to be sufficient to address matters that may arise under examination. For state returns, the Company is generally not subject to income tax examinations for years prior to 2010 (the Company’s fiscal year 2011). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2014. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

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
Commercial Disputes
In November 2012, the Company terminated the services of Intrigo Systems, Inc. (“Intrigo”) for default under its agreement with the Company for consulting services pertaining to the implementation of an enterprise resource planning (“ERP”) system. On November 13, 2014, Intrigo filed its complaint (the “Complaint”) against Semtech in Alameda County Superior Court, seeking in excess of $2.7 million in monetary damages and alleging breach of contract, breach of the covenant of good faith and fair dealing, and fraud. On December 18, 2014, the Company answered the Complaint and filed its own cross-complaint (the “Cross-Complaint”) against Intrigo, seeking in excess of $3.7 million in monetary damages and alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, false advertising, money had and received, and unfair competition. The Cross-Complaint also sought a declaration that the Company’s contractual agreement with Intrigo was terminated and that the Company had no remaining obligations under any contract. In October 2015 the parties settled the case for an immaterial amount. The Joint Request for Dismissal was entered by the Court on October 22, 2015, and the matter is now concluded.
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
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement (“Cycleo Amended Earn-out”) with the former stockholders of Cycleo SAS (“Cycleo Earn-out Beneficiaries”), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period (“Cycleo Defined Earn-out Period”). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Amended Earn-out of $5.3 million and $1.8 million as of October 25, 2015 and January 25, 2015, respectively, of which $1.7 million is expected to be paid within twelve months. The increase in the liability for the Cycleo Amended Earn-out since January 25, 2015 corresponds to the compensation expense recorded in the first nine months of fiscal year 2016.
Pursuant to the terms of the Triune Earn-out with the former members of Triune (“Triune Earn-out Beneficiaries”), which the Company acquired on March 4, 2015, the Company potentially may make payments totaling up to approximately $70.0 million based on achievement of certain revenue targets measured at each fiscal year end, starting with fiscal year 2016 and ending in fiscal year 2018. An additional payment of up to $16.0 million may be made based upon a combination of cumulative revenue and operating income targets measured from the acquisition date through the end of the Company’s fiscal year 2018. For certain of the Triune Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability, which represents the fair value of the obligation, for the Triune Earn-out of $2.8 million, as of October 25, 2015 which is a reduction from the $16.9 million liability reported for the period ended July 26, 2015. The significant reduction in the fair value of the liability resulted from a change in estimate of the forecasted revenue for the earn-out period. Refer to Note 7 for additional discussion regarding fair value measurements.
A summary of earn-out liabilities by classification follows:

	Balance at October 25, 2015			Balance at January 25, 2015
(in thousands)	Cycleo	Triune	Total	Cycleo	Triune	Total
Compensation expense	$3,558	$76	$3,634	$140	$—	$140
Not conditional upon continued employment	1,457	2,744	4,201	1,619	—	1,619
Interest expense	300	—	300	12	—	12
Total liability	$5,315	$2,820	$8,135	$1,771	$—	$1,771

Amount expected to be settled within 12 months	$1,684	$—	$1,684	$—	$—	$—

Note 13: Concentration of Risk
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
The following significant customer accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Samsung Electronics (and affiliates)	7%	10%	7%	11%
The following table shows the customer that has an outstanding receivable balance that represents at least 10% of total net receivables as of one or more of the dates indicated:

	Balance as of
(percentage of net accounts receivable)	October 25, 2015	January 25, 2015
Samsung Electronics (and affiliates)	5%	12%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For the third quarter of fiscal years 2016 and 2015, respectively, approximately 29% and 41%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods.
In the third quarter of fiscal year 2016, authorized distributors accounted for approximately 56% of the Company’s net sales compared to approximately 54% in the third quarter of fiscal year 2015. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the third quarter of fiscal year 2016, two of the three largest distributors were based in Asia.

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

Net sales by segment are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Semiconductor Products Group	$115,795	$148,435	$369,690	$425,630
All others	15	455	1,920	1,861
Total	$115,810	$148,890	$371,610	$427,491
Income by segment and reconciliation to consolidated operating income:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Semiconductor Products Group	$22,019	$39,905	$70,054	$106,383
All others	(1,818)	(3,185)	(6,375)	(7,234)
Operating Income by segment	20,201	36,720	63,679	99,149
Items to reconcile segment operating income to consolidated income before taxes
Intangible amortization and impairments	6,308	6,423	18,648	19,292
Stock-based compensation expense	5,117	7,935	13,397	21,056
Inventory write-down	—	—	—	1,052
Restructuring charges	962	—	4,526	1,001
Changes in the fair value of contingent earn-out obligations	(14,186)	(228)	(13,618)	(228)
Environmental reserve	—	235	2,855	235
Other non-segment related expenses	2,792	(769)	10,073	(268)
Amortization of fair value adjustments related to acquired PP&E	310	314	948	993
Interest expense, net	1,964	1,462	5,698	4,437
Non-operating (income) expense, net	777	(216)	1,152	407
Income before taxes	$16,157	$21,564	$20,000	$51,172

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis for all periods.

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 25, 2015		October 26, 2014		October 25, 2015		October 26, 2014
Signal Integrity	$52,449	45%	$56,345	38%	$165,780	45%	$167,856	39%
Protection	33,225	29%	52,858	35%	105,339	28%	150,435	36%
Wireless, Sensing and Timing	16,567	14%	22,683	15%	54,898	15%	60,824	14%
Power and High-Reliability	13,554	12%	16,549	11%	43,673	12%	46,515	11%
Systems Innovation	15	—%	455	1%	1,920	—%	1,861	—%
Total net sales	$115,810	100%	$148,890	100%	$371,610	100%	$427,491	100%
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Asia-Pacific	70%	72%	72%	74%
North America	20%	18%	18%	15%
Europe	10%	10%	10%	11%
	100%	100%	100%	100%
The Company generally attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for one or more of the periods presented:

	Three Months Ended		Nine Months Ended
(percentage of total sales)	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
China (including Hong Kong)	45%	41%	44%	37%
United States	14%	10%	12%	12%
Japan	9%	10%	9%	11%

Income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Domestic	$21,146	$(2,858)	$3,785	$(13,997)
Foreign	(4,989)	24,422	16,215	65,169
Total	$16,157	$21,564	$20,000	$51,172

Note 15: Stock Repurchase Program
The Company maintains an active stock repurchase program which was approved by the Company’s Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock from time to time through negotiated or open market transactions. On August 21, 2013, the Company announced an additional $50.0 million expansion of the stock repurchase program, for a total authorized amount of $100.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. In November 2014, the Company announced that the Board of Directors authorized an additional $28.4 million of repurchases under the program, which together with the $21.6 million then remaining under the program, brought the total unused or remaining authorization to $50.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. In May 2015, the Company announced that the Board of Directors had authorized an additional $70.0 million of repurchases under the stock repurchase program, which brought the total remaining authorization to $100.0 million, such authorization being subject to certain limitations, guidelines and conditions as directed by the Board of Directors. As of October 25, 2015, the Company had spent $135.7 million to repurchase shares of common stock under the Program and the current remaining authorization under this stock repurchase program is $62.7 million.
In the first nine months of fiscal year 2016, the Company repurchased 2,681,476 shares for $57.3 million. In the first nine months of fiscal 2015, the Company repurchased 1,578,869 for $40.9 million.
The Company currently intends to hold the repurchased shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and vested restricted stock units.
Note 16: Divestiture
In the first quarter of fiscal year 2016, the Company completed its divestiture of its defense and microwave communications infrastructure business to Jariet Technologies, Inc. (“Jariet”) in exchange for an equity interest in that company. For the three months ended October 25, 2015 and October 26, 2014, the defense and microwave communications infrastructure business accounted for $0.0 million and $2.2 million in net revenue and non-recurring engineering reimbursements, respectively. For the nine months ended October 25, 2015 and October 26, 2014, the defense and microwave communications infrastructure business accounted for $4.3 million and $6.8 million in net revenue and non-recurring engineering reimbursements, respectively. This business was part of the Sierra Monolithics, Inc. acquisition completed in December 2009.
Under the terms of the transaction, the Company contributed assets, including inventory and equipment with a net book value of $0.6 million in exchange for an equity interest in the form of preferred stock, representing an approximately 21% voting interest in Jariet. Due to the anticipated continuing cash flows from its investment in Jariet, the Company did not account for the divestiture as a discontinued operation. In addition to the contribution of assets, certain contracts have been novated with future performance responsibilities being transferred to Jariet. The investment in Jariet was written off in the third quarter of fiscal year 2016.

Note 17: Restructuring
In the second quarter of fiscal year 2016, Semtech Corporation announced a worldwide reduction in force as part of an overall plan to align operating expenses with business conditions and leverage recent infrastructure investments. As a result of the reduction in force, the Company recorded restructuring charges of $1.0 million and $3.5 million in the three months ended October 25, 2015 and July 26, 2015, respectively.
In the fourth quarter of fiscal year 2014, the Company made a strategic decision to reduce its investment in the long-haul optical market, realign its product groupings and align spending to current demand levels. As a result of these actions, the Company recorded restructuring charges of $1.0 million in the first nine months of fiscal year 2015.
Restructuring related liabilities are included in “Accrued liabilities” within the condensed consolidated balance sheets as of October 25, 2015 and January 25, 2015, respectively. Restructuring charges are presented in “Restructuring charge” within the condensed consolidated statements of income.
The following table summarizes the restructuring activity for the nine months ended October 25, 2015:

(in thousands)	One-time employee termination benefits
Balance at January 25, 2015	$282
Charges	4,526
Cash payments	(3,601)
Balance at October 25, 2015	$1,207

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
Our net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Signal Integrity	$52,449	$56,345	$165,780	$167,856
Protection	33,225	52,858	105,339	150,435
Wireless, Sensing and Timing	16,567	22,683	54,898	60,824
Power and High-Reliability	13,554	16,549	43,673	46,515
Systems Innovation	15	455	1,920	1,861
Total	$115,810	$148,890	$371,610	$427,491
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the third quarters of fiscal years 2016 and 2015 represented 56% and 47% of net sales, respectively. Sales made directly to customers during the third quarters of fiscal years 2016 and 2015 were 44% and 46% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. For the third quarter of fiscal years 2016 and 2015, approximately 29% and 41%, respectively, of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales during the third quarter of fiscal years 2016 and 2015 constituted approximately 86% and 90%, respectively, of our net sales. Approximately 82% and 81% of foreign sales during the third quarters of fiscal years 2016 and 2015, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
Restructuring
On July 15, 2015, Semtech Corporation (the “Company”) announced a worldwide reduction in force as part of an overall plan to align operating expenses with business conditions and leverage recent infrastructure investments. The reduction in force affected approximately 8% of the Company’s global workforce and was completed in the third quarter of fiscal year 2016. In connection with this plan, the Company recorded total costs of $1.0 million and $4.5 million during the three and nine months ended October 25, 2015. Such costs consist primarily of termination benefits, which were settled in cash. The benefits from this plan, after full implementation, are expected to reduce current operating expenses of the Company by approximately $20.0 million on an annualized basis.

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
Fiscal Periods
We report results on the basis of 52 or 53 week annual periods and end our fiscal year on the last Sunday in January. The interim periods generally end on the last Sunday of April, July and October. All interim periods consist of 13 weeks, with the exception of one 14-week interim period in 53-week fiscal years. The third quarter of fiscal years 2016 and 2015 each consisted of 13 weeks. The fourth quarter of fiscal year 2016 will consist of 14-weeks.
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
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these arrangements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs which is expected to approximate actual costs at the date of sale. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded within the condensed consolidated balance sheets under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2015 or the first nine months of fiscal year 2016.
The following table summarizes the deferred revenue balance:

(in thousands)	October 25, 2015	January 25, 2015
Deferred revenue	$5,749	$6,237
Deferred cost of revenue	(1,141)	(1,562)
Deferred revenue, net	4,608	4,675
Deferred product design and engineering recoveries	2,273	1,173
Total deferred revenue	$6,881	$5,848
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

	Three Months Ended		Nine Months Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.9%	40.0%	39.8%	40.2%
Gross profit	60.1%	60.0%	60.2%	59.8%
Operating costs and expenses:
Selling, general and administrative	26.5%	21.4%	27.6%	22.3%
Product development and engineering	23.2%	19.1%	22.8%	19.7%
Intangible amortization	5.4%	4.3%	5.0%	4.5%
Changes in the fair value of contingent earn-out obligations	(12.2)%	(0.2)%	(3.7)%	(0.1)%
Restructuring charge	0.8%	—%	1.2%	0.2%
Total operating costs and expenses	43.8%	44.7%	52.9%	46.7%
Operating income	16.3%	15.3%	7.2%	13.1%
Interest expense, net	(1.7)%	(1.0)%	(1.5)%	(1.0)%
Non-operating (expense) income, net	(0.7)%	0.1%	(0.3)%	(0.1)%
Income before taxes	13.9%	14.5%	5.4%	12.0%
Provision for taxes	4.7%	2.6%	2.6%	1.8%
Net income	9.2%	11.8%	2.8%	10.1%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Domestic	$21,146	$(2,858)	$3,785	$(13,997)
Foreign	(4,989)	24,422	16,215	65,169
Total	$16,157	$21,564	$20,000	$51,172

Domestic income (loss) from continuing operations includes amortization of acquired intangible assets and higher levels of stock-based compensation compared to foreign operations.
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. We are currently evaluating the effect of adopting this pronouncement, but do not expect the adoption to have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification (“ASC”) Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU 2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. We adopted the provisions of this new accounting standard at the beginning of fiscal year 2016, and assessed the impact on our consolidated financial statements to be immaterial.

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

Comparison of the Three Months Ended October 25, 2015 and October 26, 2014
All periods presented in the following summary of sales by major end-market reflect our current classification methodology:

	Three Months Ended
(in thousands, except percentages)	October 25, 2015		October 26, 2014
Enterprise Computing	$31,700	27%	$29,969	20%
High-End Consumer (1)	31,088	27%	51,309	35%
Industrial and Other	29,671	26%	38,797	26%
Communications	23,351	20%	28,815	19%
Total	$115,810	100%	$148,890	100%

(1)
Approximately $7.4 million and $12.2 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the third quarter of fiscal years 2016 and 2015, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the third quarter of fiscal year 2016 were $115.8 million, a decrease of 22% compared to $148.9 million for the third quarter of fiscal year 2015. Lower revenue in the third quarter of fiscal year 2016 as compared to the third quarter of fiscal year 2015 was primarily driven by weakness in our high-end consumer end-market as a result of weaker demand from Korea based smartphone manufacturers and continuing reductions in demand for 40Gbps and 100Gbps SerDes products.
Based on recent bookings trends and our backlog entering the quarter, we estimate net sales for the fourth quarter of fiscal year 2016 to be between $113.0 million and $119.0 million.

Gross Profit
In the third quarter of fiscal year 2016, gross profit decreased to $69.6 million from $89.3 million in the third quarter of fiscal year 2015. Gross margins were flat at 60.1% in the third quarter of fiscal year 2016 compared to 60.0% in the third quarter of fiscal year 2015.
In the fourth quarter of fiscal year 2016, we expect our gross profit margin to decline slightly in comparison to the third quarter of fiscal year 2016 as our continuing efforts to reduce inventory levels will result in lower cost absorption.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	October 25, 2015		October 26, 2014
Selling, general and administrative	$30,747	61%	$31,920	47%	(4)%
Product development and engineering	26,855	53%	28,401	43%	(5)%
Intangible amortization	6,308	12%	6,423	10%	(2)%
Changes in the fair value of contingent earn-out obligations	(14,186)	(28)%	(228)	—%	6,122%
Restructuring charge	962	2%	—	—%
Total operating costs and expenses	$50,686	100%	$66,516	100%	(24)%
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $1.2 million in the third quarter of fiscal year 2016 compared to the same quarter of fiscal year 2015. This was primarily due to lower stock-based compensation expense, cost savings related to the reduction in force executed during the second quarter of fiscal year 2016, and a $0.9 million reduction in our litigation accrual as a result of the settlement entered into with Intrigo Systems, Inc. ("Intrigo"), partially offset by higher support costs related to our new enterprise resource planning (“ERP”) software. While we recognized a decrease in SG&A for this quarter, SG&A as a percentage of net sales increased because SG&A did not decrease at the same rate as our net sales. We expect amortization costs associated with our new ERP software to be approximately $0.6 million in subsequent quarters. In the fourth quarter of fiscal year 2016, we expect our SG&A expenses to increase primarily due to the impact of the 14-week quarter.

Product Development and Engineering Expenses
Product development and engineering expenses decreased by $1.5 million in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015 as a result of lower compensation expense and organic research and development, partially offset by development costs associated with our recent acquisitions of EnVerve, Inc. (“EnVerv”) and Triune LLC systems, L.L.C. (“Triune”).
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $6.3 million and $6.4 million in the third quarter of fiscal years 2016 and 2015, respectively. The 1.8% decrease in amortization expense reflects the impact of impairment charges recorded in the fourth quarter of fiscal 2015.
Changes in the Fair Value of Contingent Earn-out Obligations
The fair value of contingent earn-out obligations decreased by $14.2 million in the third quarter of fiscal year 2016 as a result of a significant reduction in our estimate of projected revenue associated with the Triune Earn-out.
Restructuring Charge
In the second quarter of fiscal year 2016, we announced a worldwide reduction in force as part of an overall plan to align operating expenses with business conditions and leverage recent infrastructure investments. As a result of the reduction in force, we recorded restructuring charges of $4.5 million as of October 25, 2015, including $1.0 million in the third quarter of fiscal year 2016.
Interest Expense, Net
Interest and amortization of debt discount and expense was $2.0 million and $1.5 million in the third quarter of fiscal year 2016 and 2015, respectively. The $0.5 million increase is primarily related to higher levels of outstanding debt under our credit facilities.
Non-operating Income (Expense), Net
Non-operating income (expense), net includes interest income from our investments and the impact of foreign exchange activity related to cash balances and liabilities held in local currencies. In the third quarter of fiscal year 2016, we recorded a $0.6 million impairment of one of our investments.
Income Taxes
In the third quarter of fiscal year 2016, we recorded an income tax provision of $5.5 million compared to a $3.9 million in the third quarter of fiscal year 2015. The effective tax rates for the third quarter of fiscal years 2016 and 2015 were a provision of 33.8% and 18.3%, respectively. The effective tax rate in the third quarter of 2016 is higher than the effective tax rate in the third quarter of 2015 due to additional non-cash tax expense in the U.S. resulting from the reversal of a contingent liability (discussed in Note 12) and its related impact on a book-tax difference in the basis of Goodwill. In addition, a reduction in tax expense occurred due to the reduction in regional mix. We expect our income tax provision to remain volatile in the fourth quarter of fiscal year 2016.
Our effective tax rate in the third quarter of fiscal year 2016 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S. We receive an income tax benefit from tax differentials due to our presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than U.S. federal tax rates. We are currently not aware of any uncertainties or trends relating to foreign tax differentials that could significantly impact our income taxes in future periods.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Comparison of the Nine Months Ended October 25, 2015 and October 26, 2014
All periods presented in the following summary of sales by major end-market reflect our current classification methodology:

	Nine Months Ended
(in thousands, except percentages)	October 25, 2015		October 26, 2014
Enterprise Computing	$101,266	27%	$87,062	20%
High-End Consumer (1)	99,386	27%	136,091	32%
Industrial and Other	96,103	26%	107,743	25%
Communications	74,855	20%	96,595	23%
Total	$371,610	100%	$427,491	100%

(1)
Approximately $24.2 million and $36.7 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first nine months of fiscal years 2016 and 2015, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the first nine months of fiscal year 2016 were $371.6 million, a decrease of 13.1% compared to $427.5 million for the first nine months of fiscal year 2015. Lower revenue in the first nine months of fiscal year 2016 as compared to the first nine months of fiscal year 2015 was primarily driven by weakness in our high-end consumer end-market as a result of weaker demand from Korea based smartphone manufacturers and continuing reductions in demand for 40Gbps and 100Gbps SerDes products.
Gross Profit
In the first nine months of fiscal year 2016, gross profit decreased to $223.6 million from $255.6 million in the first nine months of fiscal year 2015. Gross margins increased to 60.2% in the first nine months of fiscal year 2016 from 59.8% in the first nine months of fiscal year 2015 mainly due to lower impairment charges partially offset by lower absorption associated with our efforts to reduce inventory levels.
Operating Costs and Expenses

	Nine Months Ended				Change
(in thousands, except percentages)	October 25, 2015		October 26, 2014
Selling, general and administrative	$102,383	52%	$95,163	47%	8%
Product development and engineering	84,771	44%	84,387	42%	—%
Intangible amortization	18,648	9%	19,292	10%	(3)%
Changes in the fair value of contingent earn-out obligations	(13,618)	(7)%	(228)	—%	5,873%
Restructuring charge	4,526	2%	1,001	1%	352%
Total operating costs and expenses	$196,710	100%	$199,615	100%	(1)%

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $7.2 million in the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015. This was primarily due to higher support costs related to our new ERP software, environmental remediation costs of $2.9 million, and acquisition related expenses of approximately $1.0 million, partially offset by $7.7 million of lower stock-based compensation expense and release of litigation accrual of $0.9 million related to the settlement we entered into with Intrigo in October 2015. We expect amortization costs associated with our new ERP software to be approximately $0.6 million in subsequent quarters.
Product Development and Engineering Expenses
Product development and engineering expenses increased by $0.4 million in the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015 as a result of the timing of certain development costs and our recent acquisitions of EnVerv and Triune.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $18.6 million and $19.3 million in the first nine months of fiscal years 2016 and 2015, respectively. The 3.3% decrease in amortization expense reflects the impact of impairment charges recorded in the fourth quarter of fiscal 2015.
Changes in the Fair Value of Contingent Earn-out Obligations
The fair value of contingent earn-out obligations decreased by $13.6 million in the first nine months of fiscal year 2016 compared to $0.2 million in the first nine months of fiscal year 2015. We reassess our earn-out obligations on a quarterly basis and during the third quarter of fiscal year 2016 we reduced the fair value of our earn-out obligation related to the Triune acquisition as a result of a significant reduction in our estimate of projected revenue.
Restructuring Charge
In the second quarter of fiscal year 2016, we announced a worldwide reduction in force as part of an overall plan to align operating expenses with business conditions and leverage recent infrastructure investments. As a result of the reduction in force, we recorded restructuring charges of $4.5 million as of October 25, 2015.
Interest Expense, Net
Interest and amortization of debt discount and expense was $5.7 million and $4.4 million in the first nine months of fiscal year 2016 and 2015, respectively. Interest expense in the first nine months of fiscal year 2015 benefited from the capitalization of interest expense and lower levels of expense related to our interest rate hedge.
Non-operating Income (Expense), Net
Non-operating income (expense), net includes interest income from our investments and the impact of foreign exchange activity related to cash balances and liabilities held in local currencies. In the third quarter of fiscal year 2016, we recorded a $0.6 million impairment of one of our investments.
Income Taxes
In the first nine months of fiscal year 2016, we recorded an income tax provision of $9.8 million compared to $7.8 million in the first nine months of fiscal year 2015. The effective tax rates for the first nine months of fiscal years 2016 and 2015 were a provision of 48.8% and 15.2%, respectively. The effective tax rate in the first nine months of 2016 is higher than the effective tax rate in the first nine months of 2015 due to significantly lower pretax income, the timing of regional earnings during fiscal year 2016, as well as additional non-cash tax expense in the U.S. resulting from the reversal of a contingent liability (discussed in Note 12) and its related impact on a book-tax difference in the basis of goodwill.
Our effective tax rate in the first nine months of fiscal year 2016 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided because such earnings are indefinitely reinvested outside of the U.S. We receive an income tax benefit from tax differentials due to our presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than U.S. federal tax rates. We are currently not aware of any uncertainties or trends relating to foreign tax differentials that could significantly impact our income taxes in future periods.
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
As of October 25, 2015, our total stockholders’ equity was $518.8 million. At that date we also had approximately $192.4 million in cash and temporary investments, and $262.4 million of borrowings, net of debt discount.

Our primary sources and uses of cash for the corresponding periods are presented below:

	Nine Months Ended
(in millions)	October 25, 2015	October 26, 2014
Sources of Cash
Operating activities	$67.6	$94.5
Proceeds from exercise of stock options	4.0	8.0
Proceeds from sale of investments	5.3	3.1
Borrowings under line of credit	35.0	—
	$111.9	$105.6
Uses of Cash
Capital expenditures on property, plant and equipment, net of sale proceeds	(10.7)	(25.4)
Purchases of other investments	(5.2)	(3.6)
Payment for employee stock-based compensation payroll taxes	(6.1)	(6.3)
Acquisitions, net of cash acquired	(44.4)	—
Payment of long-term debt	(26.1)	(39.1)
Repurchase of common stock	(57.3)	(40.9)
Purchase of intangible assets	—	(1.0)
	$(149.8)	$(116.3)
Effect of exchange rate increase on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	$(37.9)	$(10.7)
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 25, 2015, our foreign subsidiaries held approximately $163.6 million of cash and cash equivalents compared to $149.9 million at January 25, 2015. Earnings previously taxed in the U.S. of $16.3 million could be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. As of October 25, 2015, our foreign subsidiaries had $557.8 million of unremitted earnings for which no Federal or state taxes have been provided. We currently do not need these earnings for investment in our domestic operations, thus our assertion regarding the permanent investment of these earnings.
One of our primary goals is to improve the cash flows from our existing business activities. Our cash, cash equivalents and free cash flow provide us with the flexibility to pay down debt, return value to shareholders (in the form of stock repurchases) and also pursue business improvement opportunities.
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
Operating cash flow for the first nine months of fiscal year 2016 was impacted by several significant non-cash transaction related items including $36.5 million of depreciation, amortization, and impairment expense, $13.4 million of stock-based compensation expense and a $13.6 million change in earn-out liabilities.

Investing Activities
Cash used for investing activities is primarily attributable to acquisitions, net of cash received, capital expenditures and other equity or cost method investments.
On March 4, 2015 we acquired Triune, a privately-held supplier of wireless charging and power management platforms targeted at, among other things, high and low power, high-efficiency applications. Under the terms of the purchase agreement the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million which consisted of $35.0 million in cash paid at closing and $10.0 million to be paid at a future date (“Deferred Payment”). In September 2015, we paid $9.5 million of the Deferred Payment with the remaining $0.5 million expected to be paid in the first quarter of fiscal year 2017. Subject to achieving certain future financial goals (“Triune Earn-out”), up to $70.0 million of consideration will be paid over three years if certain revenue targets are achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. The Company borrowed $35.0 million under its revolving line of credit in March 2015 to fund the $35.0 million in cash paid at closing.
Capital expenditures were $10.7 million for the first nine months of fiscal year 2016 compared to $25.5 million for the first nine months of fiscal year 2015. The decrease was due to significant purchases of equipment to expand our test capacity, support engineering and manufacturing functions and investments in our new ERP software during the first nine months of fiscal year 2015. Current capital expenditures reflect a moderation in the investments in test and manufacturing equipment along with lower capital expenditures related to our ERP software platform, which was placed into service at the beginning of fiscal year 2016.
Financing Activities
Cash provided by financing activities is primarily attributable to borrowings under our revolving commitments offset by principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
On May 2, 2013, we entered into a credit agreement with certain lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the “Credit Agreement”). In accordance with this Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million. Payments of long-term debt in the first nine months of fiscal years 2016 and 2015 included $14.1 million of scheduled principal payments and $12.0 million and $25.0 million, respectfully, of voluntary principal payments. Under the terms of the Credit Agreement, we are required to make $4.7 million in quarterly principal payments on the term loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payment will increase to $7.5 million. On March 4, 2015 we borrowed $35.0 million under the revolving commitments in connection with our acquisition of Triune. As of October 25, 2015, we have $81.8 million outstanding under our term loans and $181.0 million outstanding under the revolving commitments.
Our interest rate under the Credit Agreement can be influenced by our leverage ratio, as defined in our Credit Agreement (“Leverage Ratio”). Our Leverage Ratio is influenced by our consolidated indebtedness and our adjusted earnings before interest, taxes, depreciation and amortization. Historically, our Leverage Ratio under the Credit Agreement has been between 1.50 and 2.25 which resulted in an interest rate margin of 1.75%. Primarily as a result of declining revenue, in the second quarter of fiscal year 2016, our leverage ratio exceeded 2.25 which resulted in our margin increasing to 1.875% in the third quarter of fiscal year 2016. If our Leverage Ratio were to exceed 2.5, our interest rate margin would increase to 2.25%, resulting in an annual increase in interest expense of $1.3 million.
We currently have in effect a stock repurchase program (the “Program”). This Program represents one of our principal efforts to return value to our stockholders. In the first nine months of fiscal years 2016 and 2015, we repurchased 2,681,476 shares and 1,578,869 shares under this Program for $57.3 million and 40.9 million, respectively.
In the first nine months of fiscal year 2016, we received $4.0 million in proceeds from the exercise of stock options compared to 8.0 million in the first nine months of fiscal year 2015.
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
Contractual Obligations
We borrowed $35.0 million under our revolving line of credit on March 4, 2015 in connection with our acquisition of Triune. There were no other material changes in our contractual obligations during the first nine months of fiscal year 2016 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015 filed with the SEC on March 30, 2015.
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
We do not engage in the trading of derivative financial instruments in the normal course of business. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.6 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would not be expected to significantly impact the fair value of our variable-rate debt.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of October 25, 2015.
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
Management’s Remediation Efforts with Respect to Material Weakness
During the six months ended July 26, 2015, we implemented controls to remediate the material weakness described above. The controls include:

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

As a result of the remediation effort, as of October 25, 2015, management has concluded that the review control functioned at a level that would prevent a material misstatement of inventory reserves.  While we have implemented controls that management has concluded to remediate the material weakness, we will continue to subject these procedures to appropriate tests in order to determine whether they continue to operate effectively and may take further initiatives to enhance other existing controls and/or implement additional controls.  Our remediation has not been subject to audit procedures in accordance with PCAOB standards which will be completed as of January 31, 2016.
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
Changes in Internal Controls
We have undertaken a multi-year ERP project to transform our technology platforms and enhance our business information and transaction systems.  In the first quarter of fiscal year 2016, we completed the transition of our financial and accounting systems (including the receivables, payables, treasury, inventory, fixed assets, general ledger and consolidation systems) and our inventory production systems to the ERP platform.
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
Other than the changes with respect to the ERP project and “Management’s Remediation Efforts with respect to Material Weakness” above, during the fiscal quarter ended October 25, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the third quarter of fiscal year 2016.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the third quarter of fiscal year 2016.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2016 (07/27/15-08/23/15)	—	$—	—	$50.0	million
September 2016 (08/24/15-09/20/15)	—	$—	—	$70.2	million
October 2016 (09/21/15-10/25/15)	491,316	15.19	491,316	$62.7	million
Total activity	491,316	$15.19	491,316

(1)
The Company maintains an active stock repurchasing program which was approved by the Company’s Board of Directors in March 2008. The program does not have an expiration date and the Board of Directors has authorized expansion of the program over the years. In November 2011 the Board of Directors authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock from time to time through negotiated or open market transactions. On August 21, 2013, the Company announced an additional $50.0 million expansion of the program, for a total authorized program of $100.0 million. In November 2014, the Company announced that the Board of Directors had authorized an additional $28.4 million of repurchases under the program, which together with the $21.6 million then remaining under the program, brought the remaining total unused authorization to $50.0 million, such authorization being subject to certain limitation, guidelines and conditions as directed by the Board of Directors. In May 2015, the Company announced that the Board of Directors had authorized an additional $70.0 million of repurchases under the program, which brought the remaining total unused authorization to $100.0 million. As of October 25, 2015, the Company had spent $135.7 million to repurchase shares of common stock under the Program and the current remaining authorization under this Program is $62.7 million.

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

SEMTECH CORPORATION
Registrant

Date: December 4, 2015	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: December 4, 2015	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer