Form 10-K
period 2016-01-31
SEMTECH CORP
filed 2016-03-31
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $17.93 on the NASDAQ Global Select Market) as of July 26, 2015 was approximately $0.8 billion. Stock held by directors, officers and shareholders owning 10% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of Common Stock, $0.01 par value per share, outstanding at March 25, 2016: 65,207,553
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in Part III, Item numbers 11, 12, 13 and 14 and portions of Item 10 of this report to: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 16, 2016, to be filed no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2016.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2016

Unless the context otherwise requires, the use of the terms “Semtech,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refers to Semtech Corporation and, as applicable, its consolidated subsidiaries.

Special Note Regarding Forward-Looking and Cautionary Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “estimate,” “should,” “will,” “designed to,” “projections,” or “business outlook,” or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: fluctuation in the Company's future results; downturns in the business cycle; reduced demand for the Company's products due to global economic conditions; business interruptions; the Company's reliance on a limited number of suppliers and subcontractors for component and materials; potentially insufficient liability insurance if the Company's products are found to be defective; obsolete inventories as a result of changes in demand and change in life cycles for the Company’s products; the Company may be unsuccessful in developing and selling new products; the Company’s products having to undergo a lengthy and expensive qualification process without any assurance of product sales; the Company's products failing to meet industry standards; the Company's inability to protect intellectual property rights; the Company suffering losses if its products infringe the intellectual property rights of others; the Company's need to commit resources to product production prior to receipt of purchase commitments; increased business risk from foreign customers; the Company's foreign currency exposures; potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries; export restrictions and laws affecting the Company's trade and investments; competition against larger, more established entities; increased competition due to industry consolidation; the loss of any one of the Company's significant customers; volatility of customer demand; termination of a contract by a distributor; government regulations and other standards that impose operational and reporting requirements; the Company's failure to comply with applicable environmental regulations; compliance with conflict minerals regulations; increase in the Company’s cost of doing business as a result of having to comply with the codes of conduct of certain of the Company’s customers and suppliers; changes in tax laws and review by taxing authorities; taxation of the Company in other jurisdictions; the Company's failure to maintain effective internal control over financial reporting and disclosure controls and procedures; the Company’s limited experience with government contracting; potential government investigations and inquiries; loss of the Company's key personnel; risks associated with companies the Company has acquired in the past and may acquire in the future and the Company's ability to successfully integrate acquired businesses and benefit from expected synergies; the Company may be required to recognize additional impairment charges; the Company may be adversely affected by new accounting pronouncements; the Company's ability to generate cash to service its debt obligations; restrictive covenants in the Company's credit agreement which may restrict its ability to pursue its business strategies; the Company's reliance on certain critical information systems for the operation of its business; costs associated with the Company's indemnification of certain customers, distributors and other parties; the Company's share price could be subject to extreme price fluctuations; the impact on the Company’s common stock price if securities or industry analysts do not publish reports about the Company’s business or adversely change their recommendations regarding the Company’s common stock; anti-takeover provisions in the Company’s organizational documents could make an acquisition of the Company more difficult; the Company is subject to litigation risks which may be costly to defend; the Company's ability to realize expected benefits from the implementation of a new enterprise resource planning ("ERP") system; and disruption of the Company's operations caused by the adjustment to the new ERP system and the transition from the Company's legacy systems and databases. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Annual Report on Form 10-K, including, without limitation, information under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the

Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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
Industrial and other: video broadcast studio equipment, automated meter reading, Internet of Things ("IoT"), smart grid, wireless charging, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Our end-customers are primarily original equipment manufacturers and their suppliers, including Cisco Systems, Inc., Huawei Technologies Co., Ltd., LG Electronics, Sharp Corporation, Itron, Inc., Sonova International, Samsung Electronics Co. Ltd., Alphabet Inc., Amazon.com Inc., and ZTE Corporation.
In March 2016, the United States Department of Commerce published in the Federal Register a “final rule” amending the Export Administration Regulations to add ZTE Corporation and three of its subsidiaries to the “Entity List” maintained by the Department for actions contrary to the national security and foreign policy interests of the United States. We do not expect this event to have a material impact on our results of operations.
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
Another difference between the analog and digital markets is the amount of available talented labor. The analog industry relies more heavily than the digital industry on design and applications talent to distinguish its products from one another. Digital expertise is extensively taught in universities due to its overall market size, while analog and mixed-signal expertise tends to be learned over time based on experience and hands-on training. Consequently, personnel with analog training are scarcer than digital trained engineers. This has historically made it more difficult for new suppliers in the analog market to quickly develop products and gain significant market share.
Advancements in digital signal processing technology typically drive the need for corresponding advancements in analog and mixed-signal solutions. We believe that the diversity of our applications allows us to take advantage of areas of relative market strength and reduces our vulnerability to competitive pressure in any one area.
Business Strategy
Our objective is to be a leading supplier of analog and mixed-signal semiconductor devices to the fastest growing segments of our target markets. We intend to leverage our pool of skilled technical personnel to develop new products, or, where appropriate, use strategic acquisitions to either accelerate our position in the fastest growing areas or to gain entry into these areas. In order to capitalize on our strengths in analog and mixed-signal processing design, development and marketing, we intend to pursue the following strategies:
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
Products and Technology
We design, develop, manufacture and market high-performance analog and mixed-signal semiconductor products. We operate and account for results in one reportable segment through four product lines: Signal Integrity, Protection, Wireless and Sensing and Power and High-Reliability.

On March 4, 2015, we completed the acquisition of Triune Systems, LLC. ("Triune"), a privately-held supplier of wireless charging, isolated switching and power management platforms targeted at high and low power, high efficiency applications.

This transaction, which was accounted for using the acquisition method of accounting, expanded our power management portfolio.
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
Beginning in fiscal year 2016, we split the product line previously known as Protection, Power and High-Reliability into two new product lines now known as Protection Product Group and Power and High-Reliability Product Group. The presentation of historical performance of these product lines has been recast for consistency for fiscal years 2015 and 2014.
Our product lines include:
Signal Integrity Products. We design, develop and market a portfolio of optical communications, broadcast video, surveillance video, active cable transceiver and backplane products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of integrated circuits (“ICs”) for optical transceivers, backplane applications and high-speed interfaces ranges from 100Mbps to 100Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, passive optical networks ("PON") and SONET. Our broadcast video products offer advanced solutions for next generation video formats, ever increasing data rates and evolving I/O and distance requirements. Our security and surveillance products for high-definition closed circuit television (“HDcctv”) enable upgrade of analog closed circuit television installations to full digital HD, leveraging the installed base of COAX cabling, and our fully integrated transmit and receive products enable the highest performance, longest reach HDcctv standards-compliant designs.
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

Power and High-Reliability Products. We design, develop and market power product devices that control, alter, regulate and condition the power within electronic systems. The highest volume product types within the power product line are switching voltage regulators, combination switching and linear regulators, smart regulators, charge pumps and wireless charging. Our Power products feature highly integrated functionality for the communications, industrial and computing markets and low-power, small form factor and high-efficiency products for mobile phones, notebook computers, computer peripherals and other consumer devices. The primary application for these products is power regulation for enterprise computing, communications, high-end consumer and industrial systems. Our high-reliability discrete semiconductor products are comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products that are typically used to convert alternating currents into direct currents and to protect circuits against very high voltage spikes or high current surges.
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
Our sales by product line are as follows:

	Fiscal Years
(in thousands)	2016	2015	2014
Signal Integrity	$221,185	$219,024	$254,556
Protection	138,674	191,341	198,514
Wireless and Sensing	70,712	80,632	65,947
Power and High-Reliability	54,999	64,402	58,295
Systems Innovation	4,649	2,486	17,665
Total	$490,219	$557,885	$594,977
Semtech End-Markets
Our products are sold primarily to customers in the enterprise computing, communications, high-end consumer, and industrial end-markets. Our estimate of sales by major end-markets is detailed below:

	Fiscal Years
(percentage of net sales)	2016	2015	2014
Enterprise Computing	30%	21%	16%
Industrial and Other	26%	26%	25%
High-End Consumer	25%	31%	29%
Communications	19%	22%	30%
Total	100%	100%	100%
We believe that our diversity in end-markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end-market and product applications:

Typical End-Product Applications
Product Groups	Enterprise Computing	Communications	High-End Consumer	Industrial / Other
Signal Integrity
Optical Transceiver Module IC’s supporting 100Mb/s to 100Gb/s for Ethernet, Fibre Channel and CPRI protocols in Datacenter and Fiber to the Home applications,
 Backplane CDR’s and signal conditioners for use in Datacenter, storage and cloud computing networks
		Optical Transceiver Module IC's for wireless basestations Optical Transceiver Module IC’s supporting 100Mb/s to 100Gb/s for Telecom applications	Signal Conditioners for Thunderbolt Cables	Serial Digital Interconnect interface IC’s for Broadcast Video and HD Surveillance

Protection	Servers, workstations, desktop PC/ notebooks, Ultrabooks, add-on cards, printers, copiers	4G/LTE Base stations, 10/100/1000 Gb/s	Smartphones, tablets, wearables cameras, TVs, set top boxes	Measurement & instrumentation devices, automobile

Wireless and Sensing		4G/LTE wireless basesations	Smartphones, media players, tablets, digital/still video cameras	Automated meter readers, industrial automation, IoT, keyless entry hearing aids

Power and High-Reliability	Servers, workstations, desktop PC/ notebooks	Routers/Switches Network cards, routers and hubs, telecom network boards	Smartphones, tablets, wearables cameras, smart TVs, set top boxes	Power supplies, wireless charging, industrial systems, military, aerospace, medical

Systems Innovation	High Speed Connectivity and Interfaces, Datacenters

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
In fiscal year 2016, we incurred $113.7 million of product development and engineering expense. This represents 23% of net sales. Product development and engineering costs were $119.4 million or 21% of net sales and $137.4 million or 23% of net sales in fiscal years 2015 and 2014, respectively. The expenses in fiscal year 2015 included $6.6 million of impairment charges relating to our decision to reduce investments in the optical long-haul market.

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
Sales and Marketing
Sales made directly to customers during fiscal years 2016, 2015 and 2014, were approximately 42%, 44% and 57%, of net sales, respectively. The remaining 58%, 56% and 43% of net sales were made through independent distributors. The decline in direct sales in the past three years is related to substantially lower sales of our 40 Gbps and 100 Gbps long-haul transport products which were predominantly sold directly to our end-customers and lower sales to Korean customers. We have direct sales personnel located throughout the United States, Europe and Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.
We operate internationally through our wholly owned Swiss and Canadian subsidiaries, Semtech International AG and Semtech Canada Corporation. Semtech International AG serves the European and Asian markets from its headquarters in Rapperswil, Switzerland and through its wholly owned subsidiaries based in France, Germany, Neuchatel - Switzerland, the United Kingdom, Japan, China and Malaysia. Semtech International AG also maintains branch offices, either directly or through one of its wholly owned subsidiaries, in multiple countries, including China, Taiwan and Korea. Semtech Canada Corporation serves the Canadian market for Gennum products, which are now part of the Signal Integrity product group, from its headquarters in Burlington, Ontario. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.
In the fourth quarter of fiscal year 2016, we entered into an agreement with STMicroelectronics to scale LoRa® technology to provide customers with an additional resource for developing and deploying IoT solutions. While no revenue has been recorded as a result of this arrangement in fiscal year 2016, we believe that this type of arrangement will provide a meaningful enhancement in our approach to supporting our customers in the future.
Customers, Sales Data and Backlog
As a result of the breadth of our products and markets, we have a broad and balanced range of customers.
Representative Customers by End-Markets:

Enterprise Computing	Industrial	High-End Consumer	Communications
Hewlett-Packard	Sharp Corporation	LG Electronics Inc.	Cisco Systems, Inc.
ZTE Corporation	Honeywell Inc.	Huawei Technologies Co., Ltd.	Huawei Technologies Co., Ltd.
Sumitomo Electric	Panasonic Corp	Sharp Corporation	Ericsson
Oclaro, Inc.	Itron, Inc.	Quanta Computer	Samsung Electronics Co., Ltd.
Samsung Electronics Co., Ltd.	Sony Corp	Samsung Electronics Co., Ltd.	ZTE Corporation
LuxNet Corp	Sonova International	Sumitomo Electric
Alphabet Inc.	Raytheon Company
Amazon.com Inc.	Rockwell Automation

Our customers include major original equipment manufacturers (“OEMs”) and their subcontractors in the enterprise computing, communications, high-end consumer and industrial end-markets. Our products are typically purchased by these customers for our performance, price, or technical support, as compared to our competitors.
During fiscal years 2016, 2015 and 2014, U.S. sales contributed 12%, 12% and 16%, respectively to our net sales. Foreign sales constituted 88%, 88% and 84% of our net sales during fiscal years 2016, 2015 and 2014, respectively. Sales to customers located in Taiwan, South Korea, Japan, and China (including Hong Kong) comprised 8%, 6%, 8%, and 47% of our net sales, respectively, in fiscal year 2016. No other foreign country comprised more than 5% of net sales in fiscal year 2016. See Note 15 to our consolidated financial statements included in Item 8 of this report for additional financial information by geographic region. Additional information regarding certain risks associated with our international operations is provided under Item 1A. Risk Factors - Risks Relating to Our Business - Risks Relating to International Operations.
A summary of net sales by region follows.
Sales by Region

	Fiscal Years
(in thousands, except percentages)	2016		2015		2014
Asia-Pacific	$358,480	73%	$412,514	74%	$432,097	73%
Europe	85,587	17%	60,232	11%	68,306	11%
North America	46,152	9%	85,139	15%	94,574	16%
Total Net Sales	$490,219	100%	$557,885	100%	$594,977	100%
The following table sets forth the concentration of net sales and accounts receivable among the customers that accounted for more than 10% of our net sales or accounts receivable at the end of fiscal years 2016, 2015 and 2014:
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2016	2015	2014
Samsung Electronics (and affiliates)	7%	11%	12%
Concentration of Accounts Receivable - Significant Customers

	Fiscal Years
(percentage of net accounts receivable as of fiscal year end)	2016	2015
Samsung Electronics (and affiliates)	5%	12%
For fiscal year 2016, end-market concentration for our significant customers was as follows:

(percentage of net sales)	Samsung Electronics (and affiliates)
High-End Consumer (1)	7%
Communications	—%
Enterprise Computing	—%
Industrial and Other	—%
Total	7%

(1)	For Samsung Electronics Co., Ltd., approximately 87% of the sales into the High-End Consumer end-market relate to products focused on the handheld market, which includes cell phones.
Our backlog of orders as of the end of fiscal years 2016, 2015 and 2014 was approximately $84.2 million, $72.7 million and $84.4 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant contracts with our customers calling for shipments over a period of more than 18 months.
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
We perform a limited amount of internal probe and final test activities at our facilities in Camarillo, Irvine, and San Diego in California; Neuchatel in Switzerland; and Reynosa in Mexico. These activities accommodate situations in which tight coupling with product design is desirable or where there are unique requirements. Our packaged discrete rectifier products are packaged and tested in-house in Reynosa, Mexico. Almost all of our other products are packaged and tested by outside subcontractors.
In keeping with our mostly “fabless” business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2016, the Reynosa facility provided almost all of the silicon for our packaged discrete rectifier products, which were approximately 3% of our end product sales. The remaining 97% of our end products were supported with finished silicon wafers purchased from outside wafer foundries in China, Taiwan, Germany, and Israel. We anticipate that more than 90% of all silicon wafers we require will come from outside foundries in fiscal year 2017.
Despite our use of outside wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our outside foundries on the improvement and development of process capabilities. In fiscal year 2016, we purchased the vast majority of our wafers from approximately six different third-party wafer foundries and used various manufacturing processes, including Bipolar, CMOS, RF-CMOS and Silicon Germanium ("SiGe") BI-CMOS processes.
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
Our largest wafer source is a foundry in China. In fiscal years 2016, 2015, and 2014, this Chinese foundry provided 28%, 37% and 38% of our total silicon requirements in terms of cost of wafers purchased, respectively. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. While the provision of these assets to the wafer foundry may be factored into certain pricing arrangements with the foundry, the impact of any pricing adjustments is insignificant and does not impact our margin trends.
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
We consider our primary competitors with respect to our Protection Products to include STMicroelectronics, NXP Semiconductors N.V., ON Semiconductor Corporation and Infineon Technologies AG. Our primary competitors with respect to our Signal Integrity Products are Texas Instruments Incorporated, Maxim Integrated Products, Inc., M/A-COM Technology Solutions Holdings, Inc., Inphi Corporation, Broadcom Limited, Applied Micro Circuits Corporation and our customers' own internal solutions. With respect to our Power and High-Reliability products, we consider our primary competitors to include Texas Instruments Incorporated, Linear Technology Corporation, Maxim Integrated Products Inc., Microsemi Corporation and Monolithic Power Systems. Our primary competitors with respect to our Wireless and Sensing products include Silicon Laboratories, Texas Instruments Incorporated, Atmel Corporation, Analog Devices Inc. and Cypress Semiconductor Corp.
Intellectual Property and Licenses
We have been granted 175 U.S. patents and 42 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2016 to 2034. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. We have no revenue from patents that expire in calendar year 2016 and no significant revenue associated with patents that expire in 2017 or 2018.
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
Employees
As of January 31, 2016, we had 1,335 full-time employees. There were 567 employees in research and development, 233 in sales, marketing and field services, and 179 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions.
We have not had a work stoppage in the last decade and the only unionized employees are approximately 206 Mexican nationals who work at our manufacturing facility in Reynosa, Mexico. Our employee relations during the last fiscal year have been, and remain, satisfactory.
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

Our sales that serve the military and aerospace markets primarily consist of our High-Reliability products that have been qualified to be sold in these markets by the U.S. Department of Defense (“DOD”). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in the Power and High-Reliability product group. In fiscal year 2016, our sales that serve military and aerospace markets made up 3% of net sales. The U.S. State Department has determined that a small number of special assemblies from the Power and High-Reliability product line are subject to the International Traffic in Arms Regulations (“ITAR”). We have a Technical Assistance Agreement in place that permits us to assemble certain of these products in Mexico. International shipments of products subject to ITAR require a State Department license.
Our facilities throughout the world are subject to various environmental laws and regulations and we believe our operations are in substantial compliance with those laws and regulations. We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites we have used. During fiscal years 2016 and 2015, the expense incurred with respect to these cleanup matters was not material. In fiscal year 2013, we recorded a $2.5 million environmental reserve associated with the November 2012 draft clean up and abatement order discussed below. In the third quarter of fiscal 2015, we revised the estimate to $2.7 million. New laws or regulations or changes to existing laws or regulations could subject our ongoing operations to different or additional environmental standards that could increase our cost of compliance in the future. In addition, our cost of doing business could increase if our suppliers increase prices to recoup the cost of their compliance with environmental laws or regulations. See Note 14 to our consolidated financial statements included in Item 8 of this report.
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
The Los Angeles Regional Water Quality Control Board (“RWQCB”), as the applicable regulatory agency having authority over the site issued joint instructions in November 2008, ordering us and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for “no further action” may be approved. In September 2009, the regulatory agency issued supplemental instructions to us and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring.
In October 2013, an order was issued including a scope of proposed additional site work, monitoring, and proposed remediation activities.  We filed appeals of the October 2013 order seeking reconsideration by the RWQCB and review by the State Water Resources Control Board (“SWRCB”) of the removal of two other potentially responsible parties, and seeking clarification of certain other factual findings.  In April 2015, the RWQCB denied our request to name the two other potentially responsible parties to the order, but did correct certain findings of fact identified by us in our petition for reconsideration. The SWRCB has not yet ruled on our petition for review of the RWQCB’s action as the petition was filed with a request it be held in abeyance.
We have been engaged with the regulatory agency, including technical discussion between our environmental firm and RWQCB staff, and have initiated the technical efforts to comply with the order. We submitted technical reports prepared by the environmental firm to the RWQCB and have received confirmation regarding the satisfaction of portions of the order.  We also submitted a remedial action plan prepared by the environmental firm outlining the cleanup of soil, groundwater, and soil vapor at the site. The parties are continuing to work toward compliance with the October 2013 order and anticipate working cooperatively on any ultimate proposed cleanup and abatement work.
We have accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on our preliminary assessment following a November 2012 draft cleanup and abatement order, which has been reviewed under the October 2013 order pending the current appeal by us and other impacted parties, we determined a likely range of probable loss between $2.7 million and $5.7 million with respect to our former facility at Newbury Park, California. Based on recent determinations by the RWQCB and refinement of the draft remedial action plan, we have revised our likely range of probable loss to be between $5.3 million and $7.5 million. Given the uncertainties associated with environmental assessment and the remediation activities, we are unable to determine a best estimate within the revised range of loss. Therefore, we have recorded the minimum amount of $5.3 million, $1.1 million of which is recorded under "Accrued liabilities" with the remaining $4.2 million recorded under “Other long-term liabilities” on our consolidated balance sheets. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
Available Information
General information about us can be found on our website at www.semtech.com. The information on our website is for informational purposes only and should not be relied on for investment purposes. The information on our website is not incorporated by reference into this report and should not be considered part of this or any other report filed with the SEC.
We make available free of charge, either by direct access on our website or a link to the SEC website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

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
Uncertainty about global economic conditions, including in Europe and Asia, can pose a risk to the overall economy by causing fluctuations to and reductions in consumer and commercial spending. Demand for our products could be different from our expectations due to many factors including changes in business and economic conditions, conditions in the credit market that affect consumer confidence, customer acceptance of our products, changes in customer order patterns, including order cancellations, and changes in the level of inventory held by vendors. In particular, in fiscal year 2016, sales to customers in China comprised 47% of our net sales. The recent economic slowdown in China could adversely affect our sales to customers in China and consequently, our business, results of operations and financial condition.
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

We operate a manufacturing facility in Reynosa, Mexico. Historically, certain regions in Mexico have experienced high levels of violence. Any significant disruption of our operations at this facility could materially affect our ability to generate revenues for certain products within our High-Reliability product line. Some of the products that we produce at this facility require certification by the Defense Contract Audit Agency (“DCAA”). Failure to secure or maintain the required certification, either directly through the DCAA or through a qualifying third party would materially affect our authorization to manufacture applicable products at this facility, and our revenue for certain products within our Power and High-Reliability product line could materially decline. An audit was performed in May 2012 by the Defense Logistics Agency (DLA) Land and Maritime office, which is the DOD agency having oversight responsibility for applicable products manufactured in this facility. We received a letter of certification allowing us to continue producing High-Reliability products in 2013. The applicable certification will maintain our listing on the DOD Qualified Parts List (QPL) as a MIL-PRF-19500 Semiconductor Manufacturer of JAN, JANTX, JANTXV and JANS quality level components. The DLA has indicated, barring any unforeseen circumstances, that our next surveillance audit may occur in late 2016.
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
Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. For fiscal year 2016, approximately 28% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal years 2015 and 2014, approximately 37% and 38% of our silicon in terms of cost of wafers was supplied by this third-party foundry in China, respectively. While our utilization of multiple outside foundries does create some redundancy of fabrication processes, any interruption of supply by one or more of these foundries could materially impact us. We maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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
Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.

The life cycles of some of our products depend heavily upon the life cycles of the end-products into which our products are designed. End-market products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end-products into which our products are designed. In addition, some customers restrict how far back the date of manufacture for our products can be and certain customers may stop ordering products from us and go out of business due to adverse economic conditions; therefore, some of our product inventory may become obsolete and, thus, adversely affect our business, operating results and financial condition.
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
Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales.

Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer's system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product or software, changes in the manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.
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
Sales to foreign customers accounted for approximately 88% of net sales in the fiscal year ended January 31, 2016. Sales to our customers located in China (including Hong Kong) and South Korea constituted 47% and 6%, respectively, of net sales for fiscal year 2016. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.
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
As of January 31, 2016, our foreign subsidiaries held approximately $170.7 million of cash, cash equivalents, and short-term investments and $516.8 million of unremitted earnings for which no Federal or State taxes have been provided. If we needed these funds for investment in our domestic operations, any repatriation, such as that which occurred in fiscal year 2010 to partially fund the acquisition of Sierra Monolithics, Inc. ("SMI"), could result in increased tax liabilities.
We are subject to export restrictions and laws affecting trade and investments.
As a global company headquartered in the United States, we are subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons, including, in certain cases, dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with these laws has not significantly limited our operations or our sales in the recent past, but could significantly limit them in the future. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not significantly restricted our operations in the recent past, there is a risk that they could do so in the future.
Risks Relating to Sales, Marketing and Competition
We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively.
The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. We consider our primary competitors with respect to our Protection Products to include STMicroelectronics, NXP Semiconductors N.V., ON Semiconductor Corporation and Infineon Technologies AG. Our primary competitors with respect to our Signal Integrity products are Texas Instruments Incorporated, Maxim Integrated Products, Inc., M/A-COM Technology Solutions Holdings, Inc., Inphi Corporation, Broadcom Limited, Applied Micro Circuits Corporation and our customers' own internal solutions. With respect to our Power and High-Reliability products, we consider our primary competitors to include Texas Instruments Corporation, Linear Technology Corporation, Maxim Integrated Products Inc., Microsemi Corporation and Monolithic Power Systems. Our primary competitors with respect to our Wireless and Sensing products include Silicon Laboratories, Texas Instruments Incorporated, Atmel Corporation, Analog Devices Inc. and Cypress Semiconductor Corp.
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
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2016	2015	2014
Samsung Electronics Co., Ltd.(and affiliates)	7%	11%	12%
Concentration of Accounts Receivable - Significant Customers

	Fiscal Years
(percentage of net accounts receivable as of fiscal year end)	2016	2015
Samsung Electronics Co., Ltd.(and affiliates)	5%	12%
In addition to those customers representing greater than 10% of net sales or accounts receivable listed above, we had several end-customers in fiscal year 2016 that, on an annual basis, accounted for more than 2% of net sales, but less than 10% of net sales.
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
In fiscal year 2016, authorized distributors accounted for approximately 58% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2016, our two largest distributors were based in Asia.
The termination of any of our distributor relationships could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product held by that distributor. Since many distributors simply resell finished products, they generally operate on very thin profit margins. If a distributor were to terminate an agreement with us or go out of business, our accounts receivable from the particular distributor would be subject to significant collection risk. Our reliance on distributors also subjects us to a number of additional risks, including:

•	write-downs in inventories associated with stock rotation rights and increases in provisions for price adjustments granted to certain distributors;

•	potential reduction or discontinuation of sales of our products by distributors;

•	failure to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect;

•
dependence upon the continued viability and financial resources of these distributors, some of which are small organizations with limited working capital and all of which depend on general economic conditions and conditions within the semiconductor industry;

•	dependence on the timeliness and accuracy of shipment forecasts and resale reports from our distributors; and

•	management of relationships with distributors, which can deteriorate as a result of conflicts with efforts to sell directly to our end customers.

If any significant distributor becomes unable or unwilling to promote and sell our products, or if we are not able to renew our contracts with the distributors on acceptable terms, we may not be able to find a replacement distributor on reasonable terms or at all and our business could be harmed.
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

We are also subject to laws, rules, and regulations related to export licensing and customs requirements, including the International Traffic in Arms Controls, the North American Free Trade Agreement and State Department and Commerce Department rules. In March 2016, the United States Department of Commerce published in the Federal Register a “final rule” amending the Export Administration Regulations to add ZTE Corporation and three of its subsidiaries to the “Entity List” maintained by the Department for actions contrary to the national security and foreign policy interests of the United States. We do not expect this event to have a material impact on our results of operations. However, if more restrictions are placed on sales of our products to our existing or potential customers, this could adversely affect or business, results of operations and financial condition.
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
We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at, under or emanating from our facilities or other environmental or natural resource damage. We have incurred, and may continue to incur, liabilities under various statutes for the cleanup of pollutants at locations we have operated and at third-party disposal and recycling sites we have used. For example, during our fiscal year 2016, we recorded a total of $2.9 million for an environmental reserve associated with a cleanup and abatement order from a regulatory authority at our former facility in Newbury Park, California for groundwater contamination.
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
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These metals are commonly used in electronic components and devices, including our products. These regulations require companies to investigate and disclose whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries; the first such report was due on June 2, 2014. The implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. In addition, we could incur additional costs to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stockholders if we are unable to sufficiently verify the origins for all metals used in our products. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. Our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. To the extent that proposed conflict minerals legislation is adopted by the European Commission, these risks could increase.

Certain of our customers and suppliers require us to comply with their codes of conduct, which may include certain restrictions that may substantially increase our cost of doing business as well as have an adverse effect on our operating efficiencies, operating results and financial condition.

Certain of our customers and suppliers require us to agree to comply with their codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate and may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any these codes of conduct, and we may have to promptly implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and adversely affect our operational efficiencies and operating results. If we violate any such codes of conduct, we may lose further business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. While we believe that we are currently in compliance with our customers and suppliers’ codes of conduct, there can be no assurance that, from time to time, if any one of our customers and suppliers audits our compliance with such code of conduct, we would be found to be in full compliance. A loss of business from these customers or suppliers could have a material adverse effect on our business, operating results and financial condition.
We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.
We are subject to taxes in the U.S. and numerous foreign jurisdictions, including Switzerland, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. and Switzerland. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service of the United States ("IRS") and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S. or Switzerland, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

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
We are subject to review by domestic and foreign taxing authorities, including the IRS. Tax years prior to 2012 (fiscal year 2013) are generally not subject to examination by the IRS except for items with tax attributes that could impact open tax years. Changes to our tax filings could materially impact our tax liabilities and effective tax rate.
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
We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the United States to determine whether they are impaired. In fiscal year 2014, in connection with the restructuring related to the combination of our former Advanced Communications Product group, we recorded charges of approximately $150.0 million for the impairment of goodwill and certain intangible assets. Additionally, in fiscal year 2015, in connection with our strategic decision to reduce our investment in the defense and microwave communications infrastructure markets and to further reduce investment in the long-haul optical market we recorded additional charges of approximately $14.8 million for impairment of intangible assets. Future restructuring or appraisal of our business impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and results of operations.

We have significant investments in entities that we do not control. Losses in the value of such investments could have an adverse effect on our financial condition or results of operations.
We have significant investments in entities that we do not control, including equity and cost method investments. Some of these investments are in variable interest entities. Our interests in such entities do not provide us with control over the business strategy, financial goals, development roadmaps or other operational aspects of these entities. We cannot provide assurance that these entities will operate in a manner that will increase or maintain the value of our investment, that our proportionate share of income or loss from these investments will continue at the current level in the future or that we will not incur losses from the holding of such investments.

To the extent that we have any variable interest entities for which we are required to consolidate, we would need to rely on those entities to timely deliver important financial information to us. In the event that the financial information is inaccurate, incomplete, or not timely, we may not be able to meet our financial reporting obligations as required by the SEC.
While we currently do not have any variable interest entities that we are required to consolidate, to the extent we create such arrangements for which we would be required to consolidate and the financial statements of such entities are not prepared by us, we will not have direct control over their financial statement preparation. As a result, we will, for our financial reporting, depend on what these entities report to us, which could result in us adding monitoring and audit processes, which could increase the difficulty of implementing and maintaining adequate controls over our financial processes and reporting in the future. This may be particularly true when such entities do not have sophisticated financial accounting processes in place, or where we are entering into new relationships at a rapid pace, straining our integration capacity. Additionally, if we do not receive the information from the variable interest entity on a timely basis, this could cause delays in our external reporting obligations as required by the SEC.

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices.
We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, SEC and various organizations formed to interpret and create appropriate accounting standards and practices. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred and may occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

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

If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, the trading price of our common stock could decline.

The market price of our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. There is no guarantee that these analysts will understand our business and results, or that their reports will be accurate or correctly predict our operating results or prospects. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the market price of our common stock or its trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our common stock or if our operating results or prospects do not meet their expectations, the market price of our common shares could decline significantly.

Anti-takeover provisions in our Certificate of Incorporation and Bylaws could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Certain provisions in our Certificate of Incorporation and Bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:

•	the ability of our board of directors to determine the rights, preferences and privileges of our preferred shares and to issue the preferred shares without stockholder approval;

•	advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings; and

•	the inability of stockholders to call a special meeting.
These provisions could make it more difficult for a third-party to acquire us, even if the third-party's offer may be considered beneficial by many stockholders. As a result, stockholders may be limited in their ability to obtain a premium for their shares.
We are subject to litigation risks which may be costly to defend and the outcome of which is uncertain and could adversely affect our business and financial condition.
All industries, including the semiconductor industry, are subject to legal claims, with and without merit, which may divert the attention of our management and our resources in general. From time to time in the ordinary course of its business, the Company is involved in various claims, litigation, and other legal actions that are normal to the nature of its business, including with respect to IP, contract, product liability, employment, and environmental matters. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our financial position, operating results or cash flows. However, defense and settlement costs can be substantial, even with respect to claims that we believe have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could adversely affect our business, operating results and financial condition.

From time to time, we have been, or may in the future be, involved in securities litigation or litigation arising from our acquisitions. We can provide no assurance as to the outcome of any such litigation matter in which we are a party. These types of matters are costly to defend and even if resolved in our favor, could have a material adverse effect on our business, financial condition, operating results and cash flow. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of securities or other litigation could harm our ability to obtain credit and financing for our operations and to compete in the marketplace. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that securities litigation will not be filed against us in the future. In addition, we can provide no assurance that our past or future acquisitions will not subject us to additional litigation.

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
Our headquarters is located in Camarillo, California where we own an approximately 87,600 square foot facility that was completed in 2002. The parcel on which our headquarters is located can accommodate substantial expansion. The Camarillo facility houses inside sales, marketing and administrative offices, including finance, human resources, and legal as well as some research and development, and a very limited amount of test and probe activity.
We also own a 30,000 square foot building in Reynosa, Mexico that supports some of the assembly and production needs of the Power and High-Reliability product line.
We lease an approximately 13,800 square foot building in San Diego, California that houses design, test and administrative functions and serves as a development center for our Wireless and Sensing product line. The lease on this facility runs through September 2019. We also lease approximately 20,100 square feet in Irvine, California which facility houses design, test and administrative functions for our Signal Integrity product lines. The Irvine lease for the first floor facilities will expire in September 2020. As a result of the Triune acquisition in 2015, we also now lease approximately 14,784 square feet in Plano, Texas, which houses the Power and High-Reliability Product Group.
We lease a facility in Rapperswil, Switzerland which serves as corporate headquarters for our Semtech (International) AG subsidiary and houses finance, administrative, legal, and other general functions. The lease on this facility runs through January 2017. In addition, we lease office and warehouse space in Neuchatel, Switzerland, the headquarters for our Wireless and Sensing product line. The lease on this facility expires in February 2017.
We also lease space to house certain of our other administrative, design, sales and marketing, and operations domestically, in Plano, Texas; San Jose, California; Morrisville (Raleigh), North Carolina; and internationally, in Canada; China; Finland; France; Germany; India; Japan; Lithuania; Mexico; South Korea; the Philippines; Taiwan; and the United Kingdom. We terminated our leases in Buckingham Township (Philadelphia) Pennsylvania and Sweden in 2015.
We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms as circumstances warrant.

Item 3.	Legal Proceedings
The descriptions of the legal proceedings in Note 14 to the financial statements included in this report are incorporated by reference to this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
During fiscal years 2016 and 2015, our common stock traded on the NASDAQ Global Select Market under the symbol “SMTC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the NASDAQ market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ended January 31, 2016:
First Quarter	$30.01	$23.43
Second Quarter	$24.68	$17.48
Third Quarter	$18.31	$14.04
Fourth Quarter	$20.37	$16.82

Fiscal year ended January 25, 2015:
First Quarter	$27.34	$21.38
Second Quarter	$28.10	$21.66
Third Quarter	$28.25	$21.84
Fourth Quarter	$28.49	$22.84
On March 25, 2016, the reported last sale price of our common stock on the NASDAQ Global Select Market was $21.45 per share.
Holders
As of March 25, 2016, we had 223 holders of record of our common stock.
Dividends
The payment of dividends on our common stock is within the discretion of our Board of Directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock during at least the five most recent fiscal years and our Board of Directors has not indicated any intent to declare a cash dividend on the common stock in the foreseeable future. The credit agreement governing our senior secured first lien credit facilities includes covenants limiting our ability to pay dividends or make distributions on our capital stock.
Purchases of Equity
We maintain a stock repurchase program that was initially approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. During fiscal years 2016 and 2015, we repurchased shares of common stock in an amount of $57.3 million and $40.9 million, respectively. As of January 31, 2016, we had repurchased $135.7 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $62.7 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.

The Company did not repurchase shares of its common stock during the fourth quarter of fiscal 2016.

Information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2016 follows:
Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
November 2015 (10/26/15-11/22/15)	—	$—	—	$62.7	million
December 2015 (11/23/15-12/20/15)	—	$—	—	62.7	million
January 2016 (12/21/15-1/31/16)	—	$—	—	$62.7	million
Total activity in the fourth quarter	—	$—	—
Securities Authorized for Issuance Under Equity Compensation Plans
See the information set forth in Part III, Item 12 of this Form 10-K.
Sales of Unregistered Securities
We did not make any unregistered sales of equity securities during fiscal year 2016.
Performance Graph
This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2011 in (i) the Company’s common stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2011	2012	2013	2014	2015	2016
Semtech	$100	$133	$137	$107	$125	$92
NASDAQ Composite	$100	$105	$117	$154	$177	$172
PHLX SEMICONDUCTOR SECTOR	$100	$94	$95	$121	$155	$140
The information contained in this Item 5 under the heading “Performance Graph” (i) is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and (ii) shall not be incorporated by reference into any registration statement or other document pursuant to the Exchange Act, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing to this Item 5 Performance Graph information.

Item 6.	Selected Financial Data

The consolidated statements of operations data set forth below for fiscal years 2016, 2015 and 2014 and the consolidated balance sheet data as of the end of fiscal years 2016 and 2015 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this report. The consolidated statements of operations data for fiscal years 2013 and 2012 and the consolidated balance sheet data as of the end of fiscal years 2014, 2013 and 2012 are derived from the audited financial statements previously filed with the SEC on Form 10-K.
This information should be read in conjunction with Management’s Discussion and Analysis contained in Item 7 of this report, the audited financial statements and accompanying notes included in Item 8 of this report, and the corresponding items included in our Form 10-K for fiscal years 2015 and 2014.

The fiscal year ended January 31, 2016 consisted of fifty-three weeks. All other fiscal years presented consisted of fifty-two weeks. Our past results are not necessarily indicative of our future performance.
Income Statement Data

	Fiscal Year Ended
(in thousands, except per share amounts)	January 31, 2016 (1)	January 25, 2015	January 26, 2014	January 27, 2013 (2)	January 29, 2012
Net sales	$490,219	$557,885	$594,977	$578,827	$480,601
Cost of sales	197,109	229,093	244,719	264,215	194,956
Cost of sales - lower of cost or market write down	—	—	15,047	—	—
Gross profit	293,110	328,792	335,211	314,612	285,645
Operating costs and expenses:
Selling, general and administrative	136,151	127,134	126,033	149,070	100,629
Product development and engineering	113,737	119,371	137,437	120,009	80,577
Intangible amortization	25,059	25,718	29,002	29,244	8,383
Intangible asset impairments	—	11,636	32,538	700	2,470
Goodwill impairment	—	—	116,686	—	—
Changes in the fair value of contingent earn-out obligations	(16,362)	1,391	(654)	—	—
Restructuring	4,526	1,285	3,086	—	—
Total operating costs and expenses	263,111	286,535	444,128	299,023	192,059
Operating (loss) income	29,999	42,257	(108,917)	15,589	93,586
Interest expense	(7,819)	(5,927)	(18,174)	(14,363)	—
Interest income and other (expense) income, net	(1,801)	165	(1,390)	(977)	593
(Loss) income before taxes	20,379	36,495	(128,481)	249	94,179
Provision (benefit) for taxes	8,882	8,548	35,985	(41,690)	5,092
Net (loss) income	$11,497	$27,947	$(164,466)	$41,939	$89,087
Earnings per share:
Basic	$0.18	$0.42	$(2.44)	$0.64	$1.37
Diluted	$0.17	$0.41	$(2.44)	$0.62	$1.32
Weighted average number of shares used in computing earnings per share:
Basic	65,657	67,108	67,471	65,809	65,099
Diluted	65,961	67,685	67,471	67,472	67,350
Anti-dilutive shares not included in the EPS calculations	2,569	1,714	1,245	783	625

Balance Sheet Data

(in thousands)	January 31, 2016 (1)	January 25, 2015	January 26, 2014	January 27, 2013 (2)	January 29, 2012
Cash, cash equivalents and investments	$211,810	$230,328	$246,868	$236,072	$327,665
Working capital	237,334	288,647	282,706	248,311	360,330
Total assets	911,517	929,431	948,940	1,171,013	726,321
Long term debt, less current	239,177	234,746	273,293	282,286	—
Other long-term liabilities	279,579	270,032	302,207	318,505	29,151
Total stockholders’ equity	528,051	551,358	535,843	694,826	630,188

(1)	The Company acquired Triune on March 4, 2015 and EnVerv on January 13, 2015. Refer to Note 3 to our audited consolidated financial statements included in Item 8 of this report.

(2)
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

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “estimate,” “should,” “will,” “designed to,” “projections,” or “business outlook,” or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Please see Special Note Regarding Forward-Looking and Cautionary Statements elsewhere in this Annual Report on Form 10-K for potential factors that could cause actual results to differ materially from those in the forward-looking statements.

Overview
We are a leading supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, produce and market a broad range of products that are sold principally into applications within the high-end consumer, industrial, enterprise computing and communications end-markets. The high-end consumer end-market includes handheld devices, smartphones, tablets, wireless charging, set-top boxes, digital televisions, digital video recorders, thunderbolt cables and other consumer equipment. Applications for the industrial market include video broadcast studio equipment, automated meter reading, smart grid, wireless charging, military and aerospace, medical, security systems, automotive, Internet of Things ("IoT"), industrial and home automation, video security and surveillance and other industrial equipment. Enterprise computing end-markets include desktops, notebooks, servers, graphic boards, printers, monitors, datacenter related equipment, passive optical networks, storage networks and computer peripherals. Communications end-market applications include 3G/4G/LTE wireless base stations, long-haul optical networks, carrier networks, switches and routers, cable modems, signal conditioners, wireless LAN, and other communication infrastructure equipment.
We report results on the basis of 52 and 53 week periods and our fiscal year ends on the last Sunday in January. The fiscal year ended January 31, 2016 consisted of 53 weeks. The fiscal years January 25, 2015 and January 26, 2014 each consisted of 52 weeks.
Our end-customers are primarily original equipment manufacturers and their suppliers, including Cisco Systems, Inc., Huawei Technologies Co., Ltd., LG Electronics, Sharp Corporation, Itron, Sonova International, Samsung Electronics Co. Ltd., Google Inc., Amazon.com Inc., and ZTE Corporation.
In March 2016, the United States Department of Commerce published in the Federal Register a “final rule” amending the Export Administration Regulations to add ZTE Corporation and three of its subsidiaries to the “Entity List” maintained by the Department for actions contrary to the national security and foreign policy interests of the United States. We do not expect this event to have a material impact on our results of operations.
On March 4, 2015, we completed the acquisition of Triune Systems, LLC. ("Triune"), a privately-held supplier of wireless charging, isolated switching and power management platforms targeted at high and low power, high efficiency applications. Under the terms of the purchase agreement, we acquired all of the outstanding equity interests of Triune Systems for an aggregate purchase price of $45.0 million consisting of $35.0 million cash paid at closing, with an additional cash consideration of $10.0 million of which $9.5 million was paid in September 2015. The remaining $0.5 million is expected to be paid in the first quarter of fiscal year 2017. Subject to achieving certain future financial goals (“Triune Earn-out”), up to an additional $70.0 million of additional contingent consideration will be paid over three years if certain revenue targets are achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. The Triune Earn-out targets for fiscal year 2016 were not met and we do not expect to make any payments with regards to this period which represented $13.0 million of the total $70.0 million opportunity. See Note 3 and Note 14 to our audited consolidated financial statements included in Item 8 of this report. Our primary reason for the acquisition was to broaden our existing portfolio with platforms that are very complementary to our current market focus, including Triune's isolated switching platform and wireless charging platform.
On January 13, 2015, we completed the acquisition of select assets of EnVerv, Inc. ("EnVerv"), a privately-held supplier of power line communications ("PLC") and Smart Grid solutions targeted at advanced metering infrastructure, home energy management systems and IoT applications. We paid $4.9 million in cash at closing. See Note 3 to our audited consolidated financial statements included in Item 8 of this report.
We operate and account for results in one reportable segment. In the first quarter of fiscal year 2016, we completed a reassessment of our operations in light of our recent strategic business decisions. See Note 17 to our audited consolidated financial statements included in Item 8 of this report. Based on this reassessment, we have identified a total of five operating segments. Four of these operating segments aggregate into one reportable segment; the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as "All others"), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. The four operating segments aggregated into our one reportable segment all exhibit similar economic characteristics and we manage that business to a targeted gross margin range which all of the aggregated product lines are expected to meet. The historical activity of the reportable segment has been recast for consistent presentation for fiscal years 2015 and 2014.

Gross margins for our Protection product group and Power and High-Reliability product group performed below our targeted range in fiscal year 2016 as their businesses were negatively impacted by significantly lower sales volumes and an unfavorable product mix. We expect the gross margin for the Protection product group to recover as sales volumes improve and customers transition to our new generation of products. The lower sales volumes within the Power and High-Reliability product group are the result of the group’s on-going strategic transition away from certain markets (i.e., the personal computer market) that are characterized by non-differentiated offerings in sectors that are highly competitive. Specifically, the Power and High-Reliability product group is transitioning its product offerings to better support its current target markets, which include high-end consumer and medical, space, industrial and automotive applications that have historically enjoyed higher gross margins. Additionally, we believe that the recent addition of the wireless charging and isolated switching platforms will allow us to accelerate this transition.
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in fiscal year 2016 represented 54% of net sales. Sales made directly to customers during fiscal year 2016 were 42% of net sales. The remaining 58% of net sales were made through independent distributors.
Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. For the fiscal year ended January 31, 2016, approximately 29% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2016 constituted approximately 88% of our net sales. Approximately 83% of foreign sales in fiscal year 2016 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe and Canada.
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

Restructuring - fiscal 2016
On July 15, 2015, we announced a worldwide reduction in force as part of an overall plan to align operating expenses with business conditions and leverage recent infrastructure investments. The reduction in force affected approximately 8% of our global workforce and was completed in our third quarter of fiscal year 2016. As a result of the reduction in force, we recorded restructuring charges of $4.5 million in fiscal year 2016. Such costs consisted primarily of termination benefits, including severance, which have been settled in cash. The benefits from this plan, after full implementation, are expected to reduce our current operating expenses by approximately $20.0 million on an annual basis.

Restructuring charges
(in thousands)
Employee terminations and related costs	$4,526
Total restructuring costs	$4,526
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

Restructuring charges
(in thousands)
Employee terminations and related costs	$662
Contract termination costs	623
Total restructuring costs	$1,285

Impairment of finite-lived intangibles
(in thousands)	Finite-lived intangible assets
Intangible asset impairments	$11,636

Other charges
(in thousands)	Cost of sales	Selling general and administrative	Product development and engineering	Total
Long-lived asset impairments	$2,810	$6	$6,630	$9,446
Contract commitments	2,983			2,983
	$5,793	$6	$6,630	$12,429
As a result of these restructuring actions we realized operating cost savings of approximately $6.4 million in fiscal year 2016.

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
Upon completing the reassessment of our strategic options in January 2014, we decided to reduce the level of investments that we are making in the long-haul optical market. This reduction in investment was expected to significantly impact our ability to generate future revenue from the long-haul optical market. This anticipated reduction in potential future revenue resulted in us recording significant impairments of goodwill and other intangibles. Additionally, certain long-lived assets were determined to be impaired. As a result of our communications to our customers regarding our operational changes, our customers have accelerated the transition away from some of our current platforms, including certain products in the 40Gbps and 100Gbps SerDes class. In anticipation of these customer transitions, we reduced the cost basis of inventories in the fourth quarter of fiscal year 2014. Additionally, we incurred significant costs to terminate certain contract commitments and to provide for certain severance benefits to employees who were terminated prior to January 26, 2014 as a result of these investment reductions. The financial impact of these actions for the twelve month period ending January 26, 2014 is presented below:

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

Results of Operations
Fiscal Year 2016 Compared With Fiscal Year 2015

Presented below is our estimate of the end-market classification of net sales.

	Fiscal Years
(in thousands, except percentages)	2016		2015		Change
Enterprise Computing	$145,047	30%	$115,812	21%	25%
Industrial and Other	127,779	26%	147,410	26%	(13)%
High-End Consumer (1)	125,033	25%	173,799	31%	(28)%
Communications	92,360	19%	120,864	22%	(24)%
Total	$490,219	100%	$557,885	100%	(12)%

(1)
Approximately $32.8 million and $46.7 million of our total sales to Samsung Electronics (and Affiliates), one of our significant customers, in fiscal year 2016 and 2015, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales. Net sales for fiscal year 2016 were $490.2 million, a decrease of 12% compared to $557.9 million for fiscal year 2015. Net sales for fiscal year 2016 benefited from an additional week compared to fiscal year 2015. Fiscal year 2016 revenues within the Enterprise Computing end-market benefited from particular strength from our optical products which are well positioned for the current cycle of datacenter upgrades and increased deployments of PON, particularly in China. This strength was more than offset by the further decline in the Communications market driven by the anticipated weakness in 40Gbps and 100Gbps SerDes devices going into the long-haul optical market as our customers transitioned away from our solutions and lower net sales to the 4G/LTE wireless base station market. Net sales were also lower in our high-end consumer end market due to lower demand from our largest Korean customers due to their loss of world-wide market share. Revenue from the licensing of intellectual property was $3.4 million and $0.4 million in fiscal years 2016 and 2015, respectively.

In fiscal year 2017, activity in the communications, enterprise computing and industrial end markets is expected to improve, due to continued demand for datacenter upgrades, and the build-out of metro communications infrastructure, including wireless base stations (specifically in China) and IoT applications.
Gross Profit. Gross profit was $293.1 million and $328.8 million in fiscal years 2016 and 2015, respectively. Our gross margin was 59.8% for fiscal year 2016, up from 58.9% in fiscal year 2015. We incurred significant charges in fiscal year 2015 related to our strategic decision to reduce our investments in the long-haul optical and defense and microwave communications markets. These charges included $2.8 million of asset impairment charges and $3.0 million of charges related to settlement of contract commitments. Excluding the charges related to these business alignment decisions, our gross margin profile for fiscal years 2016 and 2015 were similar. We expect overall gross margins to remain consistent in fiscal year 2017.
Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2016		2015
	Cost/Exp.	% net sales	Cost/Exp.	% net sales	Change
Selling, general and administrative	$136,151	28%	$127,134	23%	7%
Product development and engineering	113,737	23%	119,371	21%	(5)%
Intangible amortization	25,059	5%	25,718	5%	(3)%
Intangible asset impairments	—	—%	11,636	2%	(100)%
Changes in fair value of contingent earn-out obligations	(16,362)	(3)%	1,391	—%	—%
Restructuring charge	4,526	1%	1,285	—%	252%
Total operating costs and expenses	$263,111	54%	$286,535	51%	(8)%

Selling, General & Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for fiscal year 2016 increased by $9.0 million as a result of higher support costs related to our new enterprise resource planning (“ERP”) software and the recurring amortization expense associated with our new ERP software of approximately $2.2 million per year. In fiscal year 2016, we recorded a reserve for certain environmental matters of $2.9 million and incurred approximately $6.8 million of costs associated with various legal matters, including our acquisition of Triune, our investment in MultiPhy Ltd., and our Active Semi litigation. These costs were partially offset by $9.1 million of lower stock-based compensation expense.
Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2016 and 2015 were $113.7 million and $119.4 million, respectively or a decrease of 5%. The decrease was primarily a result of our decision to reduce our investment in the defense and microwave communications markets and to make additional reductions in our investments in the long-haul optical market, partially offset by higher costs associated with our acquisitions of Triune and EnVerv and lower recoveries from third parties for non-recurring engineering services.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $25.1 million and $25.7 million in fiscal years 2016 and 2015, respectively.
Intangible Asset Impairments
There were no intangible asset impairments in 2016. We recorded $11.6 million in intangible asset impairments in fiscal year 2015 related to our decision to reduce our investment in the defense and microwave communications markets and to make additional reductions in our investments in the long-haul optical market.
Changes in the Fair Value of Contingent Earn-out Obligations
The contingent earn-out expense decreased by $17.8 million in fiscal year 2016 primarily as a result of a significant reduction in our estimate of projected revenue associated with the Triune Earn-out.
We measure contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The Triune Earn-out targets for fiscal year 2016 were not met and we do not expect to make any payments with regards to this period which represented $13.0 million of the total $70.0 million opportunity.
Restructuring
In the second quarter of fiscal year 2016, we announced a worldwide reduction in force as part of an overall plan to align operating expenses with business conditions and leverage recent infrastructure investments. As a result of the reduction in force, we recorded restructuring charges of $4.5 million in fiscal year 2016.
We incurred $1.3 million for restructuring charges in fiscal year 2015, respectively, for severance and contract cancellation liabilities related to our decision to reduce our investments in the defense and microwave communications and long-haul optical markets, realign product groupings, and align spending with anticipated demand levels.

Interest Expense. Interest expense was $7.8 million and $5.9 million for fiscal years 2016 and 2015, respectively. The $1.9 million increase is primarily related to higher levels of outstanding debt under our credit facilities and higher amortization costs associated with our interest rate hedge. Our interest rate under the Credit Agreement can be influenced by our leverage ratio, as defined in our Credit Agreement (“Leverage Ratio”). Our Leverage Ratio is influenced by our consolidated indebtedness and our adjusted earnings before interest, taxes, depreciation and amortization. Historically, our Leverage Ratio under the Credit Agreement has been between 1.50 and 2.25 which resulted in an interest rate margin of 1.75%. Primarily as a result of declining revenue, our Leverage Ratio exceeded 2.50 at the end of fiscal year 2016 which will result in our rate margin increasing to 2.25%. We believe that our Leverage Ratio will improve in the first quarter of fiscal year 2017, to a level below 2.50, as a result of higher sales. If our Leverage Ratio were to remain above 2.50, the higher interest rate would increase our annual interest expense by approximately $0.9 million.
Interest Income and Other Expense, Net. Interest income and other expense, net was expense of $1.8 million in fiscal year 2016 compared to expense of $0.2 million in fiscal year 2015. Interest income earned in the past few years has been insignificant. The higher expense in fiscal year 2016 was primarily related to the impact of unfavorable movements in foreign exchange rates and higher interest costs associated with the Cycleo Amended Earn-Out discussed in Note 14 to our audited consolidated financial statements included in Item 8 of this report.

Provision for Taxes. The provision for income taxes was $8.9 million for fiscal year 2016 compared to $8.5 million for fiscal year 2015. The effective tax rates for fiscal years 2016 and 2015 were a tax provision of 43.6% and 23.4%, respectively. The effective tax rates for fiscal years 2016 and 2015 reflect the adverse impact of $1.8 million and $14.3 million respectively, related to a valuation reserve against our deferred tax assets.

Our effective tax rate in fiscal year 2016 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S. taxes are provided, because such earnings are indefinitely reinvested outside of the U.S. The effective tax rate in fiscal year 2016 is higher than the statutory federal income tax rate due to additional non-cash tax expense in the US resulting from the reversal of a contingent liability (discussed in Note 14) and its related impact on a book-tax difference in the basis of Goodwill. During fiscal year 2016, we also received an income tax rate benefit for our research and development tax credits in the U.S., U.K., and Canada.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the assets and liabilities.

As of January 31, 2016, we have a valuation allowance against our U.S. deferred tax assets of approximately $77.4 million. We are required to assess whether a valuation allowance should be recorded against our deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are; (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carry-forwards.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period, to determine if a valuation allowance was required. A significant negative factor in our assessment was our three-year cumulative loss history in the U.S. as of January 31, 2016.

In fiscal years 2013 through 2015, our Canadian operations were in a cumulative loss position due to a loss generated in fiscal year 2013. However, as of the end of fiscal year 2016, Gennum was in a three year cumulative income position, since the loss that was generated in fiscal year 2013 was no longer included in the three year window for measuring income or loss. We are forecasting pretax income growth for Gennum over the next five years, and correspondingly estimated our Canadian based taxes over the next five years. We compared the amount of taxes that we will owe in this period to our net deferred tax assets and concluded that we would be able to utilize our deferred tax assets without any concerns related to expiration.

We are forecasting pretax income growth for Gennum over the next five years, and correspondingly estimated our Canadian based taxes over the next five years. We compared the amount of taxes that we will owe in this period to our net deferred tax assets and concluded that we would be able to utilize our deferred tax assets without any concerns related to expiration.

We were able to conclude that the positive evidence related to long-term profitability and utilization of all deferred tax assets was sufficient to warrant a full release of the reserve on our Canadian deferred tax assets. As such, in the fourth quarter of fiscal year 2016, we released the entire reserve of approximately $7.2 million on our Canadian deferred tax assets.

After a review of the four sources of taxable income described above and in view of our three-year cumulative loss, we were not able to conclude that it is more likely than not that our U.S. DTAs will be realized. As a result, we recorded a full valuation allowance on our DTAs in the U.S, with a corresponding charge to the income tax provision of approximately $9.0 million. During the fourth quarter of fiscal year 2016, we revisited our analysis of whether a valuation allowance would be appropriate for our Canadian deferred tax assets, and concluded that enough positive evidence exists to fully release the reserve, with a corresponding benefit to the income tax provision of approximately $7.2 million. This resulted in a net charge to the income tax provision of approximately $1.8 million as of January 31, 2016.

As we enter fiscal year 2017, we expect our tax rate to face upward pressure as a result of a less favorable mix of foreign and domestic income and our expected inability to benefit from deferred tax assets as a result of our recent history of tax losses in the United States.

As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Fiscal Year 2015 Compared With Fiscal Year 2014

Presented below is our estimate of the end-market classification of net sales.

	Fiscal Years
(in thousands, except percentages)	2015		2014		Change
Enterprise Computing	$115,812	21%	$94,021	16%	23%
Industrial and Other	147,410	26%	148,748	25%	(1)%
High-End Consumer (1)	173,799	31%	171,640	29%	1%
Communications	120,864	22%	180,568	30%	(33)%
Total	$557,885	100%	$594,977	100%	(6)%

(1)
Approximately $46.7 million and $43.8 million of our total sales to Samsung Electronics (and Affiliates), one of our significant customers, in fiscal years 2015 and 2014, respectively, were for products that target the handheld market (which includes mobile phones).These revenues are included in the high-end consumer end-market category.

Net Sales. Net sales for fiscal year 2015 were $557.9 million, a decrease of 6% from $595.0 million for fiscal year 2014. Fiscal year 2015 revenues within the Enterprise Computing end-market benefited from particular strength from our optical products which are well positioned for the current cycle of datacenter upgrades. This strength was more than offset by the substantial decline in the Communications market driven by the anticipated weakness in 40Gbps and 100Gbps SerDes devices going into the long-haul optical market as our customers transitioned away from our solutions. Revenue from the licensing of intellectual property was $0.4 million and $2.5 million in fiscal years 2015 and 2014, respectively.
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

Operating Costs and Expenses

	Fiscal Years
(in thousands, except percentages)	2015		2014
	Cost/Exp.	% net sales	Cost/Exp.	% net sales	Change
Selling, general and administrative	$127,134	23%	$126,033	21%	1%
Product development and engineering	119,371	21%	137,437	23%	(13)%
Intangible amortization	25,718	5%	29,002	5%	(11)%
Intangible asset impairments	11,636	2%	32,538	5%	(64)%
Goodwill impairment	—	—%	116,686	20%	(100)%
Restructuring charge	1,285	—%	3,086	1%	(58)%
Total operating costs and expenses	$285,144	51%	$444,782	75%	(36)%
Selling, General & Administrative Expenses
Selling, general, and administrative expenses for fiscal year 2015 increased by $1.1 million or 1% as a result of higher stock-based compensation expense partially offset by lower levels of variable compensation tied to lower sales.
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
Intangible Amortization and Impairments
Intangible amortization was $25.7 million and 29.0 million in fiscal years 2015 and 2014, respectively. The decrease in amortization expense in fiscal year 2015 reflects the impact of impairment charges recorded in fiscal 2014.
Intangible asset impairments was $11.6 million and $32.5 million in fiscal years 2015 and 2014 respectively.
Goodwill Impairment
As a result of the actions taken to reduce our investments in the long-haul optical market, the Company recorded an impairment charge of $116.7 million in the fourth quarter of fiscal year 2014 to write-off the value of all goodwill associated with our former Advanced Communications group.
Restructuring
We incurred $1.3 million and $3.1 million for restructuring charges in fiscal year 2015 and 2014, respectively, for severance and contract cancellation liabilities related to our decision to reduce our investment in the defense and microwave communications and long-haul optical markets, realign product groupings, and align spending with anticipated demand levels.
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
As of January 25, 2015, we had a valuation allowance against our U.S. and Canadian deferred tax assets of approximately $75.5 million. We are required to assess whether a valuation allowance should be recorded against our deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are; (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period, to determine if a valuation allowance was required. A significant negative factor in our assessment was our three-year cumulative loss history in the U.S. and Canada as of January 25, 2015.
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

As of January 31, 2016, our total shareholders’ equity was $528.1 million. At that date we also had approximately $211.8 million in cash and temporary investments and $257.7 million of borrowings, net of debt discount.
Our primary sources and uses of cash for the corresponding periods are presented below:

	Fiscal Year Ended
(in millions)	January 31, 2016	January 25, 2015	January 26, 2014
Sources of Cash
Operating activities	$102.1	$106.2	$118.0
Proceeds from exercise of stock options	5.8	8.9	20.6
Proceeds from sale of investments	—	3.7	10.2
Borrowings under line of credit	35.0	5.0	324.4
	$142.9	$123.7	$473.2
Uses of Cash
Capital expenditures on property, plant and equipment, net of sale proceeds	$(13.0)	$(31.7)	$(37.1)
Payment for employee stock-based compensation payroll taxes	(6.5)	(7.2)	(10.5)
Acquisitions, net of cash acquired	(39.2)	(4.9)	—
Purchase of cost method investments	(14.6)	(7.1)	(2.5)
Purchases of investments	—	—	(1.1)
Purchase of intangible assets	—	(1.1)	(3.5)
Payment of long-term debt	(30.8)	(43.7)	(368.5)
Repurchase of common stock	(57.3)	(40.9)	(30.0)
	$(161.4)	$(136.6)	$(453.2)
Effect of exchange rate increase on cash and cash equivalents	$—	$—	$—
Net (decrease) increase in cash and cash equivalents	$(18.5)	$(12.9)	$20.0

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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 31, 2016, our foreign subsidiaries held approximately $170.7 million of cash and cash equivalents compared to $149.9 million at January 25, 2015. Earnings previously taxed in the U.S. of $17.2 million could be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. As of January 31, 2016, our foreign subsidiaries had $516.8 million of unremitted earnings for which no Federal or state taxes have been provided. We currently do not need these earnings for investment in our domestic operations, thus our assertion regarding the permanent investment of these earnings.

One of our primary goals is to improve the cash flows from our existing business activities. Our cash, cash equivalents and free cash flow have provided us in recent years with the flexibility to pay down debt, return value to shareholders (in the form of stock repurchases) and also pursue business improvement opportunities.

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
Operating cash flows for fiscal years 2016 and 2015 were impacted by several significant non-cash transaction related items including, for fiscal 2016, depreciation, amortization and impairment expenses of $48.9 million, stock-based compensation expense of $20.5 million, and the benefit of reductions in the fair value of contingent earn-out obligations of $16.4 million. The significant non-cash transactions for fiscal 2015 included depreciation, amortization, and impairment expense of $69.3 million, and stock-based compensation expense of $29.6 million.
Investing Activities

Cash used for investing activities is primarily attributable to acquisitions, net of cash received, capital expenditures and other equity or cost method investments.

On March 4, 2015, we acquired Triune, a privately-held supplier of wireless charging and power management platforms targeted at, among other things, high and low power, high-efficiency applications. Under the terms of the purchase agreement we acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million which consisted of $35.0 million in cash paid at closing and $10.0 million to be paid at a future date (“Deferred Payment”). To fund the Triune acquisition, we borrowed $35.0 million under our revolving line of credit in March 2015. In September 2015, we paid $9.5 million of the deferred payment with the remaining $0.5 million expected to be paid in the first quarter of fiscal year 2017. Subject to achieving certain future financial goals (“Triune Earn-out”), up to $70.0 million of consideration will be paid over three years if certain revenue targets are achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. The Triune Earn-out targets for fiscal year 2016 were not met and we do not expect to make any payments with regards to this period which represented $13.0 million of the total $70.0 million opportunity.

Capital expenditures were $13.0 million for fiscal year 2016 compared to $31.8 million for fiscal year 2015. The year over year decrease in spending was due primarily to the completion of our development of our new ERP software. In fiscal year 2016, we focused on controlling our capital expenditure to align with our lower revenues. In fiscal year 2017, we expect our capital expenditures to increase modestly as we increase our investments in test and manufacturing equipment to support new product releases. If product demand were to increase significantly beyond current projections, we would expect to increase capital spending to accommodate the growth.
Financing Activities

Cash provided by financing activities is primarily attributable to borrowings under our revolving commitments offset by principal and interest payments related to our long-term debt and repurchase of outstanding common stock.

On May 2, 2013, we entered into a credit agreement with certain lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the "Credit Agreement"). In accordance with this Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million. Payments of long term debt in fiscal years 2016 and 2015 were $30.8 million and $43.7 million, respectively. Under the terms of the Credit Agreement, we are required to make $4.7 million in quarterly principal payments on the term loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payment will increase to $7.5 million. On March 4, 2015, we borrowed $35.0 million under the revolving commitments in connection with our acquisition of Triune. The Company made voluntary payments of $12.0 million and $25.0 million against the Revolving Commitments in fiscal years 2016 and 2015, respectively. As of January 31, 2016, we have $77.1 million outstanding under our term loans and $181.0 million outstanding under the revolving commitments.

Our interest rate under the Credit Agreement can be influenced by our Leverage Ratio, as defined in our Credit Agreement. Our Leverage Ratio is influenced by our consolidated indebtedness and our adjusted earnings before interest, taxes, depreciation and amortization. Historically, our Leverage Ratio under the Credit Agreement has been between 1.50 and 2.25 which resulted in an interest rate margin of 1.75%. Primarily as a result of declining revenue, our Leverage Ratio exceeded 2.50 at the end of fiscal year 2016 which will result in our rate margin increasing to 2.25%. We believe that our Leverage Ratio will improve in the first quarter of fiscal year 2017, to a level below 2.50, as a result of higher sales. If our Leverage Ratio were to remain above 2.50, the higher interest rate would increase our annual interest expense by approximately $0.9 million.

In fiscal year 2016, we received $5.8 million in proceeds from the exercise of stock options compared to $8.9 million in the fiscal year 2015. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control.

As noted above, we maintain a stock repurchase program that was initially approved by our Board of Directors in March 2008. During fiscal years 2016 and 2015, we repurchased shares of common stock in an amount of $57.3 million and $40.9 million, respectively. As of January 31, 2016, we had repurchased $135.7 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $62.7 million.
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
Noted below under “Contractual Obligations” are various commitments we have associated with our business, such as lease commitments and open purchase obligations, which are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 31, 2016.
Contractual Obligations

Presented below is a summary of our contractual obligations as of January 31, 2016.

(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$18,750	$239,375	$—	$—	$258,125
Operating leases	7,184	10,462	6,660	3,377	27,683
Open capital purchase commitments	1,537	—	—	—	1,537
Other open purchase commitments	41,813	3,376	—	—	45,189
Other vendor commitments	—	—	—	—	—
Deferred compensation	1,448	2,875	1,915	13,186	19,424
Cycleo-deferred compensation	2,155	3,699	—	—	5,854
Stock-based compensation	599	3,508	—	—	4,107
Total contractual cash obligations	$73,486	$263,295	$8,575	$16,563	$361,919
The table above includes the interest payments we owe on our long-term debt. We have assumed no additional borrowings or repayments under our revolving credit facility. For debt that has variable rate interest, we have calculated future interest obligations based on the interest rate for that debt as of January 31, 2016.
Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 31, 2016, as we have not yet received the related goods or taken title to the property.

The table above does not include earn-out payments we may owe as part of our acquisition of Triune. We have agreed to pay up to $70.0 million of consideration over a three year period if certain revenue targets are achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. The Triune Earn-out targets for fiscal year 2016 were not met and we do not expect to make any payments with regards to this period which represented $13.0 million of the total $70.0 million opportunity.

As part of our acquisition of Cycleo SAS and the terms of the amended earn-out agreement entered into with the former Cycleo stockholders ("Earn-out Beneficiaries"), we have agreed to pay up to $16.0 million of consideration over a five year period if certain revenue and operating income targets are achieved in each of the five measurement periods. See Note 14 to our audited consolidated financial statements included in Item 8 of this report.
We maintain a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $19.4 million and $19.8 million as of January 31, 2016 and January 25, 2015, respectively, and is included in accrued liabilities and other long-term liabilities on the balance sheet and in the table above. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
We have purchased whole life insurance on the lives of some of our current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the costs of our deferred compensation plan. The cash surrender value of our Company-owned life insurance was $16.8 million and $18.5 million as of January 31, 2016 and January 25, 2015, respectively.

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
We record a provision for sales rebates in the same period as the related revenues are recorded. These estimates are based on sales activity during the period. Actual rebates given could be different from our estimates and current provisions for sales rebates, resulting in future charges to earnings. The estimated sales rebates for sales activity during the period where there are no outstanding receivables are recorded on the balance sheet under the heading of “Accrued liabilities.” The portion of the estimated sales rebate where there are outstanding receivables is recorded on the balance sheet as a reduction to accounts receivable.

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in fiscal year 2016 or fiscal year 2015.
The following table summarizes the deferred net revenue balance:

(in thousands)	January 31, 2016	January 25, 2015
Deferred revenues	$5,991	$6,237
Deferred cost of revenues	(1,139)	(1,562)
Deferred revenue, net	4,852	4,675
Deferred product design and engineering recoveries	3,776	1,173
Total deferred revenue	$8,628	$5,848
Allowance against Accounts Receivable
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
We record a provision for estimated sales returns in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. The portion of the estimate sales returns where there are outstanding receivables are recorded on the balance sheet as a reduction to accounts receivable.
We record a provision for sales rebates in the same period as the related revenues are recorded. These estimates are based on sales activity during the period. The actual rebate could be different from current provisions for sales rebates, resulting in future adjustments to earnings. The estimated sales rebate for sales for which there are no outstanding receivables is recorded on the balance sheet under the heading of “Accrued liabilities.” The portion of the estimated sales rebate where there are outstanding receivables is recorded on the balance sheet as a reduction to accounts receivable.
A summary of allowances against accounts receivable for fiscal years ended January 31, 2016 and January 25, 2015 is as follows:

(in thousands)	January 31, 2016	January 25, 2015
Allowance for doubtful accounts	$(889)	$(1,678)
Sales rebate allowance	(5,006)	—
Sales return allowance	(517)	(379)
Other allowances	(1,381)	(1,466)
Total	$(7,793)	$(3,523)
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
We measure contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. On a quarterly basis, we use a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation.
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
As of November 30, 2015, our reporting units with assigned goodwill were as follows:

(in thousands)	Balance as of November 30, 2015
Signal Integrity Products	$261,891
Power and High-Reliability Products	49,384
Wireless and Sensing Products	18,428
Total	$329,703
In the fourth quarter of fiscal year 2016, we completed our quantitative assessment of any potential goodwill impairment and concluded that there were no indications of impairment as of January 31, 2016. Our quantitative assessment of potential goodwill impairment concluded that the fair value of the Signal Integrity Products group exceeded its carrying value by 47% and the fair value of the Wireless and Sensing Products group exceeded its carrying value by over 258%. The fair value of the Power and High-Reliability group exceeded its carrying value by 213%.
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
We recognized and allocated to tangible long-lived assets an impairment loss of $0.6 million, $9.4 million, $9.1 million during the fiscal years ended January 31, 2016, January 25, 2015, and January 26, 2014, respectively, which reduced the cost basis in the corresponding assets. Also, we reassessed the estimated remaining useful lives of these assets and adjusted accordingly our estimates of future depreciation expense.
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
We recorded impairment losses related to intangible long-lived assets as summarized below. Also, we reassessed the estimated remaining useful lives of these long-lived intangible assets and adjusted accordingly our estimates of future amortization expense.

	Fiscal years
(in thousands)	2016	2015	2014
Finite-lived intangibles	$—	$11,636	$29,938
Indefinite-lived intangibles	—	—	2,600
Total intangible asset impairment	$—	$11,636	$32,538
Accounting for Income Taxes
The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.
We evaluate whether it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will record an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In determining whether a valuation allowance is required, we consider projected taxable income and our historical performance. The most significant assumptions used in preparing projections of taxable income include forecasting the levels of income by region and the amount of deductible stock based compensation.
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of U.S. GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results.
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
New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective December 15, 2018, with early adoption permitted. We are currently assessing the basis of adoption and evaluating the impact of the adoption of the update on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method. Inventory measured using first-in, first-out ("FIFO") or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. We are currently assessing the basis of adoption and evaluating the impact of the adoption of the update on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full- or modified-retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. This update will be effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is not permitted. We are currently assessing the basis of adoption and evaluating the impact of the adoption of the update on our consolidated financial statements.

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
All of our foreign sales, which amounted to $431.2 million in fiscal year 2016, are denominated in United States dollars. Currency exchange rate fluctuations in foreign countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.
For fiscal year 2016, we spent approximately 52.8 million in Canadian dollars, 13.8 million in British Pound Sterling, 21.9 million in Swiss Francs, 7.0 million in Euros, 58.9 million in Chinese Yuan, and 101.4 million in Mexican Pesos for operating expenses.
In general, we purchase foreign currencies on a spot basis as needed to fund local operations. As of January 31, 2016, we held cash funds of 5.1 million denominated in Canadian dollars, 0.4 million denominated in British Pound Sterling, 0.7 million denominated in Swiss Francs, and 4.1 million denominated in Euros. We did not hold a significant amount of other foreign currencies. If rates of these foreign currencies were to strengthen or weaken relative to the U.S. dollar, we would realize gains or losses in converting these funds back into U.S. dollars.
Interest Rate and Market Risk
We do not engage in the trading of derivative financial instruments in the normal course of business. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.3 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract.
Interest rates affect our return on excess cash and investments. As of January 31, 2016, we had $211.8 million of cash and cash equivalents and no temporary or long-term investments. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of less than $0.1 million in fiscal year 2016. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Semtech Corporation
We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries as of January 31, 2016 and January 25, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation and subsidiaries at January 31, 2016 and January 25, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Semtech Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 31, 2016

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share)

	Fiscal Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Net sales	$490,219	$557,885	$594,977
Cost of sales	197,109	229,093	244,719
Cost of sales - lower of cost or market write-down	—	—	15,047
Gross profit	293,110	328,792	335,211
Operating costs and expenses:
Selling, general and administrative	136,151	127,134	126,033
Product development and engineering	113,737	119,371	137,437
Intangible amortization	25,059	25,718	29,002
Intangible asset impairments	—	11,636	32,538
Goodwill impairment	—	—	116,686
Changes in the fair value of contingent earn-out obligations	(16,362)	1,391	(654)
Restructuring charges	4,526	1,285	3,086
Total operating costs and expenses	263,111	286,535	444,128
Operating income (loss)	29,999	42,257	(108,917)
Interest expense	(7,819)	(5,927)	(18,174)
Interest income and other (expense) income, net	(1,801)	165	(1,390)
Income (loss) before taxes	20,379	36,495	(128,481)
Provision (benefit) for taxes	8,882	8,548	35,985
Net income (loss)	$11,497	$27,947	$(164,466)
Earnings per share:
Basic	$0.18	$0.42	$(2.44)
Diluted	$0.17	$0.41	$(2.44)
Weighted average number of shares used in computing earnings per share:
Basic	65,657	67,108	67,471
Diluted	65,961	67,685	67,471
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Net income (loss)	$11,497	$27,947	$(164,466)
Other comprehensive loss, before tax:
Change in net unrealized holding loss on available-for-sale investments	—	(1)	(7)
Change in unrealized loss on interest rate cap	(33)	(284)	(228)
Less: Reclassification adjustments of losses on interest rate cap included in interest expense	694	242	78
Total other comprehensive loss, before tax	661	(43)	(157)
(Provision) Benefit for taxes related to items of other comprehensive loss	(171)	(47)	57
Total other comprehensive income (loss), net of tax	490	(90)	(100)
Comprehensive income (loss)	$11,987	$27,857	$(164,566)
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2016 AND JANUARY 25, 2015
(in thousands, except share data)

	January 31, 2016	January 25, 2015
Assets
Current assets:
Cash and cash equivalents	$211,810	$230,328
Accounts receivable, less allowances of $7,793 at January 31, 2016 and $3,523 at January 25, 2015	44,132	69,301
Inventories	63,875	73,668
Deferred tax assets	—	2,478
Prepaid taxes	5,236	1,544
Other current assets	16,168	19,369
Total current assets	341,221	396,688
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $143,782 at January 31, 2016 and $120,588 at January 25, 2015	101,006	115,471
Deferred tax assets	7,354	106
Goodwill	329,703	280,319
Other intangible assets, net	88,430	101,600
Other assets	43,803	35,247
TOTAL ASSETS	$911,517	$929,431
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,486	$32,448
Accrued liabilities	41,204	49,754
Deferred revenue	8,628	5,848
Current portion - long term debt	18,569	18,547
Deferred tax liabilities	—	1,444
Total current liabilities	103,887	108,041
Non-current liabilities:
Deferred tax liabilities	6,802	2,477
Long term debt, less current portion	239,177	234,746
Other long-term liabilities	33,600	32,809
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 64,998,368 outstanding on January 31, 2016 and 78,136,144 issued and 66,812,919 outstanding on January 25, 2015	785	785
Treasury stock, at cost, 13,137,776 shares as of January 31, 2016 and 11,323,225 shares as of January 25, 2015	(266,175)	(222,969)
Additional paid-in capital	379,508	371,596
Retained earnings	413,280	401,783
Accumulated other comprehensive income	653	163
Total stockholders’ equity	528,051	551,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$911,517	$929,431
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock					Accumulated Other
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 27, 2013	66,607,347	$785	$355,990	$538,302	$(200,604)	$353	$694,826
Net loss	—	—	—	(164,466)	—	—	(164,466)
Other comprehensive loss	—	—	—	—	—	(100)	(100)
Stock-based compensation	—	—	24,991	—	—	—	24,991
Repurchase of outstanding common stock	(1,034,491)	—	—	—	(30,000)	—	(30,000)
Treasury stock reissued	1,710,365	—	(23,576)	—	29,452	—	5,876
Tax shortfall from stock based compensation	—	—	4,716	—	—	—	4,716
Balance at January 26, 2014	67,283,221	$785	$362,121	$373,836	$(201,152)	$253	$535,843
Net income	—	—	—	27,947	—	—	27,947
Other comprehensive loss	—	—	—	—	—	(90)	(90)
Stock-based compensation	—	—	26,856	—	—	—	26,856
Repurchase of outstanding common stock	(1,578,869)	—	—	—	(40,906)	—	(40,906)
Treasury stock reissued	1,108,567	—	(17,381)	—	19,089	—	1,708
Tax benefit from stock based compensation	—	—	—	—	—	—	—
Balance at January 25, 2015	66,812,919	$785	$371,596	$401,783	$(222,969)	$163	$551,358
Net income	—	—	—	11,497	—	—	11,497
Other comprehensive income	—	—	—	—	—	490	490
Stock-based compensation	—	—	22,778	—	—	—	22,778
Repurchase of outstanding common stock	(2,681,476)	—	—	—	(57,311)	—	(57,311)
Treasury stock reissued	866,925	—	(14,744)	—	14,105	—	(639)
Other	—	—	(154)	—	—	—	(154)
Tax benefit from stock based compensation	—	—	32	—	—	—	32
Balance at January 31, 2016	64,998,368	$785	$379,508	$413,280	$(266,175)	$653	$528,051
See accompanying notes. The accompanying notes are an integral part of these statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Cash flows from operating activities:
Net income (loss)	$11,497	$27,947	$(164,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	48,932	69,303	94,073
Impairment - goodwill	—	—	116,686
Effect of acquisition fair value adjustments	—	(929)	2,529
Accretion of deferred financing costs and debt discount	1,469	1,083	1,509
Write-off of deferred financing costs and debt discount	—	—	7,093
Deferred income taxes	(1,012)	27	29,987
Stock-based compensation	20,468	29,629	24,589
Earn-out liabilities	(16,362)	1,391	(654)
Environmental reserve	2,855	(65)	—
Excess tax benefits on stock based compensation	—	(13)	(4,220)
Loss (gain) on disposition of property, plant and equipment	23	74	(28)
Changes in assets and liabilities:
Accounts receivable, net	25,354	(2,968)	2,827
Inventories	10,262	(13,290)	12,238
Prepaid expenses and other assets	619	(5,902)	623
Accounts payable	4,980	(9,077)	(11,294)
Accrued liabilities	(12,945)	2,562	(2,739)
Deferred revenue	2,780	(1,419)	3,401
Income taxes payable and prepaid taxes	2,611	2,477	1,825
Other liabilities	545	5,330	4,002
Net cash provided by operating activities	102,076	106,160	117,981
Cash flows from investing activities:
Purchases of available-for-sale investments	—	—	(1,050)
Proceeds from sales and maturities of available-for-sale investments	—	3,674	10,249
Proceeds from sales of property, plant and equipment	—	89	57
Purchase of property, plant and equipment	(13,026)	(31,755)	(37,161)
Purchase of intangible assets	—	(1,100)	(3,533)
Purchase of cost method investment	(14,630)	(7,148)	(2,500)
Acquisitions, net of cash acquired	(39,171)	(4,852)	—
Net cash used in investing activities	(66,827)	(41,092)	(33,938)
Cash flows from financing activities:
Proceeds from debt issuance, net of discount	35,000	5,000	327,344
Deferred financing cost	—	—	(2,980)
Excess tax benefits on stock based compensation	—	13	4,220
Payments for employee stock-based compensation payroll taxes	(6,513)	(7,172)	(10,522)
Proceeds from exercises of stock options	5,807	8,880	16,398
Repurchase of outstanding common stock	(57,311)	(40,906)	(30,000)
Payment of long term debt	(30,750)	(43,749)	(368,501)
Net cash used in financing activities	(53,767)	(77,934)	(64,041)
Effect of exchange rate increase on cash and cash equivalents	—	—	—
Net (decrease) increase in cash and cash equivalents	(18,518)	(12,866)	20,002
Cash and cash equivalents at beginning of period	230,328	243,194	223,192
Cash and cash equivalents at end of period	$211,810	$230,328	$243,194
Supplemental disclosure of cash flow information
Income taxes paid	$7,924	$4,399	$7,227
Interest paid	$5,732	$5,441	$8,727
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
The Company designs, develops, and markets a wide range of products for commercial applications, the majority of which are sold into the enterprise computing, communications, high-end consumer and industrial end-markets.
Enterprise Computing: datacenters, passive optical networks, desktops, notebooks, servers, graphic boards, monitors, printers and other computer peripherals.
Communications: base stations, optical networks, carrier networks, switches and routers, cable modems, wireless LAN and other communication infrastructure equipment.
High-End Consumer: handheld products, smartphones, wireless charging, set-top boxes, digital televisions, tablets, digital video recorders and other consumer equipment.
Industrial: video broadcast equipment, automated meter reading, Internet of Things ("IoT"), smart grid, wireless charging, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The fiscal year ended January 31, 2016 consisted of 53 weeks. The fiscal years January 25, 2015 and January 26, 2014 each consisted of 52 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Semtech Corporation and its wholly-owned subsidiaries. All inter-company transactions and accounts have been eliminated.

On March 4, 2015, the Company completed the acquisition of Triune Systems, L.L.C. (“Triune”). On January 13, 2015, the Company completed the acquisition of EnVerv, Inc. (“EnVerv”). The consolidated financial statements include the results of operations of Triune and EnVerv commencing as of the acquisition date.
Segment Information
The Company's Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker (“CODM”) as defined by guidance regarding segment disclosures (see Note 16 for further discussion). In fiscal year 2015, the Company completed the reassessment of its operations in light of its restructuring efforts (see Note 17 for further discussion) and recent strategic business decisions. Based on this reassessment, the Company has identified five operating segments in total. Four of the five operating segments aggregate into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as “All others”), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. As a result, the financial activity associated with the Systems Innovation Group is reported separately from the Company's Semiconductor Products Group. This separate reporting is included in the “All others” category. Prior to fiscal year 2015, the Company included “All others” as part of the Company’s one reportable segment. The historical activity of the reportable segment and “All others” has been recast for consistent presentation for all periods presented.
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
Reclassification
Certain prior period footnote amounts have been re-cast to reflect the effect of the changes to the Company's identified operating segments. See Note 16.
Note 2: Significant Accounting Policies
Cash, Cash Equivalents and Investments
The Company considers all highly-liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains cash balances and investments in highly-qualified financial institutions. At various times such amounts are in excess of insured limits. Investments consist of government and corporate obligations and bank time deposits. The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and the amount invested with any one issuer. These investments, especially corporate obligations, are subject to default risk. The Company designates its investments as available for sale (“AFS”). Investments designated as AFS are reported at fair value. The Company records the unrealized gains and losses, net of tax, in stockholders’ equity as a component of comprehensive income. Realized gains or losses are recorded in “Interest income and other (expense) income, net” in the consolidated statements of operations. The Company had restricted cash associated with certain lease commitments of $0.5 million as of both January 31, 2016 and January 25, 2015, respectively, presented in "Other assets" within the condensed consolidated balance sheets.
Accounts Receivable and Allowances
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
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. The portion of the estimate sales returns where there are outstanding receivables are recorded on the balance sheet as a reduction to accounts receivable.
The Company records a provision for sales rebates in the same period as the related revenues are recorded. These estimates are based on sales activity during the period. The actual rebate could be different from current provisions for sales rebates, resulting in future adjustments to earnings. The estimated sales rebates for sales for which there are no outstanding receivables are recorded on the balance sheet under the heading of “Accrued liabilities.” The portion of the estimated sales rebate where there are outstanding receivables is recorded on the balance sheet as a reduction to accounts receivable.
A summary of allowances against accounts receivable for fiscal years ended January 31, 2016 and January 25, 2015 is as follows:

(in thousands)	January 31, 2016	January 25, 2015
Allowance for doubtful accounts	$(889)	$(1,678)
Sales rebate allowance	(5,006)	—
Sales return allowance	(517)	(379)
Other allowances	(1,381)	(1,466)
Total	$(7,793)	$(3,523)
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
The Company employs the income approach to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. The fair value of acquired in-process research and development projects (“IPR&D”) is determined using an income approach or replacement cost approach as applicable. The replacement cost approach is used for IPR&D projects that were considered long-term core investments and are not anticipated to be profitable for a period of time. IPR&D projects which are valued using an income approach, measured the returns attributable to each specific IPR&D project, discounted to present value using a risk-adjusted rate of return, including as appropriate, any tax benefits derived from amortizing the intangible assets for tax purposes. In determining significant estimates and assumptions inherent in the valuations, the Company considers the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand’s relative market position and the discount rate applied to the cash flows, among others.
If actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.
Variable Interest Entities

The Company is required to consolidate variable interest entities (“VIEs”) in which it has a controlling financial interest in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, “Consolidation”. A controlling financial interest will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company’s variable interest in VIEs may be in the form of equity ownership, contracts to purchase assets, management services, and development agreements between the Company and a VIE, loans provided by the Company to a VIE or other member, and/or guarantees provided by members to banks and other parties.
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
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in fiscal years 2016, 2015 or 2014.
The Company records a provision for sales rebates in the same period as the related revenues are recorded. These estimates are based on sales activity during the period. Actual rebates given could be different from our estimates and current provisions for sales rebates, resulting in future charges to earnings. The estimated sales rebates for sales activity during the period where there are no outstanding receivables are recorded on the balance sheet under the heading of “Accrued liabilities.” The portion of the estimated sales rebate where there are outstanding receivables is recorded on the balance sheet as a reduction to accounts receivable.
The following table summarizes the deferred revenue balance:

(in thousands)	January 31, 2016	January 25, 2015
Deferred revenues	$5,991	$6,237
Deferred cost of revenues	(1,139)	(1,562)
Deferred revenue, net	4,852	4,675
Deferred product design and engineering recoveries	3,776	1,173
Total deferred revenue	$8,628	$5,848
Cost of Sales
Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $0.2 million, $0.1 million and $0.1 million for fiscal years 2016, 2015 and 2014, respectively.
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
The Company received approximately $21.1 million, $29.3 million and $17.6 million in fiscal years 2016, 2015 and 2014, respectively for nonrecurring engineering services.
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
For intra-entity differences between the tax basis of an asset in the buyer’s tax jurisdiction and their cost as reported in the consolidated financial statements, the Company does not recognize a deferred tax asset. Income taxes paid on intra-entity profits on assets remaining within the group are accounted for as prepaid taxes. See Note 13 for further discussion of income taxes.

Accumulated Other Comprehensive Income
Other comprehensive income includes unrealized gains and losses on available-for-sale investments, unrealized loss on interest rate hedging activities and foreign currency translation adjustments, net of tax. This information is provided in our consolidated statements of comprehensive income.
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Available for Sale Investments	Interest Rate Hedge	Cumulative Translation Adjustments	Total
Balance at January 27, 2013	$5	$(353)	$701	$353
Other comprehensive income (loss) before reclassifications, net of tax	(5)	(145)	—	(150)
Amounts reclassified, net of tax	—	50	—	50
Net current period other comprehensive income (loss)	(5)	(95)	—	(100)
Balance at January 26, 2014	—	(448)	701	253
Other comprehensive income (loss) before reclassifications, net of tax	—	(243)	—	(243)
Amounts reclassified, net of tax	—	153	—	153
Net current period other comprehensive loss	—	(90)	—	(90)
Balance at January 25, 2015	—	(538)	701	163
Other comprehensive income (loss) before reclassifications, net of tax	—	(33)	—	(33)
Amounts reclassified, net of tax	—	523	—	523
Net current period other comprehensive loss	—	490	—	490
Balance at January 31, 2016	$—	$(48)	$701	$653
Stock-Based Compensation
The Company has various equity award plans (“Plans”) that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 31, 2016, the Company has granted stock option awards (“Options”) and restricted stock unit awards (“RSU”) under the Plans and has also issued some stock-based compensation outside of the Plans, including options and restricted stock issued as inducements to join the Company.
Earnings (Loss) per Share
The computation of basic and diluted earnings per common share was as follows:

	Fiscal Year Ended
(in thousands, except per share amounts)	January 31, 2016	January 25, 2015	January 26, 2014
Net income (loss)	$11,497	$27,947	$(164,466)

Weighted average common shares outstanding - basic	65,657	67,108	67,471
Dilutive effect of employee equity incentive plans	304	577	—
Weighted average common shares outstanding - diluted	65,961	67,685	67,471
Basic earnings (loss) per common share	$0.18	$0.42	$(2.44)
Diluted earnings (loss) per common share	$0.17	$0.41	$(2.44)
Anti-dilutive shares not included in the above calculations	2,569	1,714	1,245
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
The Company also records contingent earn-out liabilities which represent the Company’s requirement to make additional payments related to acquisitions based on certain performance targets achieved during the earn-out periods. For such earn-outs, the Company estimates the fair value based on probability assessments of achieving the specified performance targets.
Subsequent Events
The Company evaluates all events through the issuance date of the consolidated financial statements to determine whether any subsequent events have occurred that require recognition or disclosure.
Note 3: Acquisitions
Triune Systems, L.L.C
On March 4, 2015 the Company acquired Triune, a privately-held supplier of isolated switching, wireless charging and power management platforms targeted at, among other things, high and low power, high efficiency applications. Under the terms of the purchase agreement, the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million consisting of $35.0 million in cash paid at closing, with an additional cash consideration of $10.0 million, of which $9.5 million was paid in September 2015. The remaining $0.5 million is expected to be paid in the first quarter of fiscal year 2017. Subject to achieving certain future financial goals (“Triune Earn-out”), up to $70.0 million of contingent consideration will be paid over three years if certain revenue targets are achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. In March 2015, the Company borrowed $35.0 million under its revolving line of credit in connection with this acquisition (see Note 10 for discussion regarding Credit Facilities).
The Triune Earn-out targets for fiscal year 2016 were not met and the Company does not expect to make any payments with regards to this period which represented $13.0 million of the total $70.0 million opportunity.
The Triune business meets the definition of a business and is accounted for under the acquisition method of accounting in accordance with the FASB’s ASC Topic 805, Business Combinations. The purchase price allocation for the Triune acquisition was finalized in the second quarter of fiscal year 2016. Total acquisition consideration has been allocated to the acquired tangible and intangible assets and assumed liabilities of Triune based on their respective estimated fair values as of the acquisition date. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed has been allocated to goodwill. The goodwill resulted from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio, and opportunities within new markets. Of the total acquisition consideration, $10.0 million has been allocated to core technologies, $2.0 million to customer relationships and $49.4 million to goodwill. The remaining balance was allocated to identifiable tangible assets and assumed liabilities. The Company expects that all such goodwill will be deductible for tax purposes.
Triune's technology complemented the portfolio of products offered in the Company’s legacy Power and High-Reliability reporting unit. The Company concluded that the Triune and legacy Power and High-Reliability components should be aggregated and deemed a single reporting unit after considering similarities among different economic characteristics such as concentration of key customers, unit selling price decreases, increased competitors due to market expansion and chain of command of the newly acquired business.

The Company’s allocation of the total purchase price for Triune is summarized below:

(in thousands)	At March 4, 2015
Current assets	$877
Property, plant, and equipment, net	226
Amortizable intangible assets	12,000
Goodwill	49,384
Current liabilities	(1,287)
Earn-out liability	(16,200)
Total acquisition consideration	$45,000
The fair value of the Triune Earn-out liability was zero as of January 31, 2016. See Note 14.
Net revenues and earnings attributable to Triune since the acquisition date were not material. Pro forma results of operations have not been presented as Triune’s annual operating results are not material to the Company’s consolidated financial results.
EnVerv, Inc. (“EnVerv”)
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
The purchase price allocation for the EnVerv acquisition was finalized in the first quarter of fiscal year 2016. Total acquisition consideration has been allocated to the acquired tangible and intangible assets and assumed liabilities based on their respective estimated fair values as of the acquisition date. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed has been allocated to goodwill. As of January 25, 2015, $1.4 million of the total acquisition consideration has been allocated to core technologies and $3.4 million has been allocated to goodwill. The remaining balance has been allocated to acquired tangible assets and assumed liabilities. The Company expects that all such goodwill will be deductible for tax purposes.
Net revenues and earnings attributable to EnVerv since the acquisition date were not material. Pro forma results of operations have not been presented as EnVerv’s annual operating results are not material to the Company’s consolidated financial statements.
Note 4: Investments
Investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and United States ("U.S.") government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, with original maturity dates in excess of three months. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have original maturities in excess of twelve months. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Non-operating expense, net” on the consolidated statements of operations.
The Company classifies its investments as "available-for-sale" because it may sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risks. The Company’s investments are managed by a limited number of outside professional managers that operate within investment guidelines set by the Company. These guidelines include specified permissible investments, minimum credit quality ratings and maximum average duration restrictions and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.
As of January 31, 2016, the Company did not have any long-term investments.
The following table summarizes the Company’s available-for-sale investments:

	January 31, 2016			January 25, 2015
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Cash equivalents	$16,866	$16,866	$—	$23,271	$23,271	$—
Total investments	$16,866	$16,866	$—	$23,271	$23,271	$—
The following table summarizes the maturities of the Company’s available-for-sale investments:

	January 31, 2016		January 25, 2015
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$16,866	$16,866	$23,271	$23,271
After 1 year through 5 years	—	—	—	—
Total investments	$16,866	$16,866	$23,271	$23,271
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale investments and are included in “Accumulated other comprehensive income” on the consolidated balance sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 25, 2015	January 26, 2014
Unrealized loss, net of tax	$—	$—	$(5)
Decrease to deferred tax liability	$—	$—	$(2)

Equity and Cost Method Investments

The Company accounts for its equity investments under the cost method of accounting when it does not have the ability to exercise significant influence over the investees. For investments where the Company has the ability to exercise significant influence, it uses the equity method of accounting. During fiscal years 2016 and 2015, the Company made investments in privately traded companies for cash consideration of $14.6 million and $7.1 million, respectively. The Company’s total equity investments in privately traded companies as of January 31, 2016 and January 25, 2015 were $20.2 million and $12.1 million, respectively, and are included in "Other assets" within the condensed consolidated balance sheets.

The Company has the following investments which are accounted for as cost method investments:

Entity Name	Investment Value
(in thousands)	January 31, 2016
MultiPhy Ltd.	$12,000
Skorpios Technologies Inc.	3,000
Guangdong Dapu Telecom Technology Co., Ltd.	3,300
Senet, Inc.	1,900
Jariet Technologies Inc.	—
Total	$20,200

The Company evaluated its equity and cost method investments for indicators of impairment at January 31, 2016. The Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of the investments and as a result did not estimate the fair value of its investments. In the third quarter of fiscal year 2016, the Company recorded a $0.6 million impairment of its investment in Jariet Technologies Inc. ("Jariet"), bringing the investment value to zero.

The fair value of the cost method investments was not evaluated for impairment at January 31, 2016 since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments and the Company concluded that it is not practicable to estimate the fair value of these investments.
On January 11, 2016, the Company announced that it had entered into a strategic agreement to accelerate the introduction of a 100Gbps single wavelength optical module solution. As part of this agreement, the Company made an investment under which it acquired preferred stock and a call option that would allow it to purchase all of the outstanding equity of MultiPhy Ltd. ("MultiPhy") at a fixed price. The Company does not expect to exercise this option within the next twelve months.

Note 5: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of January 31, 2016				Fair Value as of January 25, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$16,866	$16,866	$—	$—	$23,271	$23,271	$—	$—
Total available-for-sale securities	16,866	16,866	—	—	23,271	23,271	—	—
Interest rate cap	—	—	—	—	33	—	33	—
Total financial assets	$16,866	$16,866	$—	$—	$23,304	$23,271	$33	$—

Triune Earn-Out	$—	$—	$—	$—	$—	$—	$—	$—
Cycleo Earn-Out	1,457	—	—	1,457	1,619	—	—	1,619
Total financial liabilities	$1,457	$—	$—	$1,457	$1,619	$—	$—	$1,619

The Company’s available-for-sale securities consist primarily of money market accounts that do not have a stated maturity date.

The fair value of the interest rate cap at January 31, 2016 is estimated using Level 2 inputs, including observable market-based inputs such as interest rate curves and implied volatilities for similar instruments with similar contractual terms, and is included in “Other assets” within the condensed consolidated balance sheets.

The Triune Earn-Out liability is valued utilizing estimates of annual revenue and operating income (Level 3 inputs) during a period of approximately two-years ending January 2018. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.

The Cycleo Earn-Out liability is valued utilizing estimates of annual revenue and operating income (Level 3 inputs) during a four-year period ending April 2020. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.

The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. For both the Triune Earn-out and Cycleo Earn-out, these companies have business profiles comparable to a start-up company. Accordingly, their revenue projections are subject to significant revisions. This characteristic has resulted in volatile changes to the measurement of fair value of the Triune Earn-out since the time of the acquisition.

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

A reconciliation of the change in the earn-out liability during the twelve months ended January 31, 2016 is as follows:

(in thousands)	Cycleo	Triune	Total
Balance at January 25, 2015	$1,619	$—	$1,619
Additions to earn-out obligations	—	16,200	16,200
Changes in fair value of contingent earn-out obligations	(162)	(16,200)	(16,362)
Balance as of January 31, 2016	$1,457	$—	$1,457

Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as follows:

	Fair Value as of January 31, 2016				Fair Value as of January 25, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$16,866	$16,866	$—	$—	$23,271	$23,271	$—	$—
Other assets	—	—	—	—	33	—	33	—
Total financial assets	$16,866	$16,866	$—	$—	$23,304	$23,271	$33	$—

Financial liabilities:
Cycleo Earn-Out	$1,457	$—	$—	$1,457	$1,619	$—	$—	$1,619
Total financial liabilities	$1,457	$—	$—	$1,457	$1,619	$—	$—	$1,619
During fiscal years 2016 and 2015, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of January 31, 2016 and January 25, 2015, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 10) is $77.1 million and Revolving Commitments (as defined in Note 10) is $181.0 million at January 31, 2016 both of which are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during fiscal year 2016.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	January 31, 2016	January 25, 2015
Raw materials	$2,094	$1,624
Work in progress	40,940	36,759
Finished goods	20,841	35,285
Inventories	$63,875	$73,668

Note 7: Property, Plant and Equipment
The following is a summary of property and equipment, at cost less accumulated depreciation:

(in thousands)	January 31, 2016	January 25, 2015
Property	$8,888	$9,022
Buildings	18,749	18,657
Leasehold improvements	10,182	10,429
Machinery and equipment	141,357	135,956
Enterprise resource planning systems	35,907	26,890
Furniture and office equipment	28,166	33,780
Construction in progress	1,539	1,325
Property, plant and equipment, gross	244,788	236,059
Less accumulated depreciation and amortization	(143,782)	(120,588)
Property, plant and equipment, net	$101,006	$115,471

As of January 31, 2016 and January 25, 2015, construction in progress consists primarily of machinery and equipment.

During the fiscal year ended January 31, 2016, the Company did not record significant impairment charges.

During the fiscal year ended January 25, 2015, the Company recorded impairment charges against certain property, plant and equipment assets as a result of its strategic decision to reduce its investment in the defense and microwave communications infrastructure market and further reduction of its investment in the optical long-haul markets. These impairment charges relate primarily to limited sales volumes through the remaining life of the assets. In determining the amount of impairment, the Company used a sales comparison method and cost approach to estimate the fair value of property, plant and equipment, and an income approach to estimate the fair value of intangible assets. The Company concluded that the Systems Innovation reporting unit is also the asset group for impairment testing purposes. The categorization and classification of these charges, recorded in fiscal year 2015, are summarized below:

(in thousands)	Machinery and equipment	Furniture and office equipment	Leasehold improvements	Total
Cost of sales	$2,799	$10	$1	$2,810
Product development and engineering	3,477	33	—	3,510
Selling, general and administrative expenses	5	—	1	6
Total impairment charge	$6,281	$43	$2	$6,326

During the fiscal year ended January 26, 2014, the Company recorded impairment charges against certain property, plant and equipment assets as a result of its strategic decision to reduce its investment in the optical long-haul market. These impairment charges relate primarily to excess manufacturing capacity. In determining the amount of impairment, the Company used a cost approach to estimate the fair value of test equipment, computer software, leasehold improvements and furniture and fixtures. The sales comparison approach was used to value computer hardware. The Company concluded that the former Advanced Communication reporting unit, which subsequently became part of the Signal Integrity and Timing product group (the Signal Integrity product group since the first quarter of fiscal 2015), is also the asset group for impairment testing purposes. See Note 17. The categorization and classification of these charges, recorded in fiscal year 2014, are summarized below:

(in thousands)	Machinery and equipment	Furniture and office equipment	Leasehold improvements	Total
Cost of sales	$4,019	$5	$317	$4,341
Product development and engineering	2,173	12	2	2,187
Selling, general and administrative expenses	23	69	222	314
Total impairment charge	$6,215	$86	$541	$6,842

The net book value of equipment and machinery that are consigned to multiple foundries in China is $5.5 million and $7.6 million as of January 31, 2016 and January 25, 2015, respectively. The net book value of equipment and machinery that are consigned to a foundry in Malaysia is $1.6 million and $2.3 million as of January 31, 2016 and January 25, 2015, respectively.
Depreciation expense was $23.2 million, $21.1 million, and $21.8 million in fiscal years 2016, 2015, and 2014, respectively.

Note 8: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Power and High-Reliability	Wireless and Sensing	Total
Balance as of January 25, 2015	$261,891	$—	$18,428	$280,319
Additions	—	49,384	—	49,384
Balance at January 31, 2016	$261,891	$49,384	$18,428	$329,703

During fiscal year 2016, goodwill associated with the Power and High-Reliability product group increased due to the Company’s acquisition of Triune (see Note 3).

Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.

Goodwill is allocated to three reporting units (Signal Integrity, Power and High-Reliability and Wireless and Sensing) (see Note 16). The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company will consider before reaching its conclusion about whether to perform the first step of the goodwill impairment test.

Goodwill was tested for impairment at the reporting unit level as of November 30, 2015 and November 30, 2014, the dates of the Company’s annual impairment review for fiscal years 2016 and 2015, respectively. The Company estimated the fair values using an income approach. The cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered perpetual earnings growth rates for publicly traded peer companies. Specifically, the income approach valuations included the following assumptions:

	November 30, 2015	November 30, 2014
Discount rate	11.0% - 24.0%	12.0% - 15.0%
Perpetual growth rate	3.0%	3.0%
Tax rate	13.5% - 40.0%	10.1% - 28.1%
Risk-free rate	2.6%	2.6%
Peer company beta	1.2 - 1.9	1.0 - 1.8

Goodwill is measured at fair value on a non-recurring basis. That is, goodwill is not measured at fair value on an ongoing basis, but is subject to fair value adjustments using Level 3 inputs in certain circumstances (e.g., when there is evidence of impairment).

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of January 31, 2016 and January 25, 2015, there were no indications of impairment of the Company's goodwill balances.

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

Purchased Intangibles - The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		January 31, 2016			January 25, 2015
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$148,210	$(74,006)	$74,204	$134,155	$(53,286)	$80,869
Customer relationships	5-10 years	30,030	(15,847)	14,183	28,030	(11,480)	16,550
Technology licenses (1)	2 years	100	(58)	42	263	(169)	94
Other intangibles assets	1-5 years	6,600	(6,600)	—	6,600	(6,513)	87
Total finite-lived intangible assets		$184,940	$(96,511)	$88,429	$169,048	$(71,448)	$97,600

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

In December 2013, certain intangible assets relating to the former Advanced Communications reporting unit were determined to be impaired prior to its integration with the Gennum reporting unit into the Signal Integrity and Timing reporting unit (known as the Signal Integrity reporting unit since the first quarter of fiscal 2015), as a result of the reduction in forecasted revenue resulting from the Company’s decision to reduce investments in the optical long-haul market. Impairments for technology licenses are included in “Product development and engineering” on the consolidated statements of operations. The impairment of core technologies and customer relationships is included in “Intangible asset impairments” on the consolidated statements of operations. Impairment charges for these items, which resulted in a new basis for the affected intangible assets, are included in the consolidated statements of operations as follows:

(in thousands)	January 31, 2016	January 25, 2015	January 26, 2014
Product development and engineering	$—	$3,119	$2,354
Intangible asset impairments	—	11,636	29,938
Impairment of finite-lived intangible assets	$—	$14,755	$32,292
The following table sets forth the Company’s changes to finite-lived intangible assets resulting from purchases, additions from acquisitions, and transfers from IPR&D:

(in thousands)	Gross Carrying Amount
Gross carrying value at January 26, 2014	$185,997
Purchased intangible assets	1,100
Acquired intangible assets	1,430
Decrease in gross carrying value due to impairment of finite-lived intangible assets	(19,479)
Gross carrying value at January 25, 2015	169,048
Purchased intangible assets	12,000
Transfers from in-process research and development	4,000
Other	(108)
Gross carrying value at January 31, 2016	$184,940

Amortization expense related to finite-lived intangible assets is reported as “Intangible amortization” in the consolidated statements of operations. The estimated annual amount of future amortization expense for finite-lived intangible assets is expected to be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer relationships	Technology licenses	Total
Fiscal year 2017	$21,213	$4,400	$42	$25,655
Fiscal year 2018	21,213	4,400	—	$25,613
Fiscal year 2019	17,801	4,400	—	$22,201
Fiscal year 2020	9,970	950	—	$10,920
Fiscal year 2021	2,856	33	—	$2,889
Thereafter	1,151	—	—	$1,151
Total expected amortization expense	$74,204	$14,183	$42	$88,429

The following table sets forth the Company’s indefinite-lived intangible assets from additions to IPR&D, acquisitions, impairments, and transfers to core technologies:

(in thousands)	Gross Carrying Amount
Net carrying value at January 26, 2014	$4,000
In-process research and development through acquisitions	—
In-process research and development impairment	—
Transfers to core technologies	—
Net carrying value at January 25, 2015	4,000
In-process research and development through acquisitions	—
In-process research and development impairment	—
Transfers to core technologies	(4,000)
Net carrying value at January 31, 2016	$—
The Company reviews indefinite-lived intangible assets for impairment as of November 30, each year, by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.

At January 25, 2015, the Company had a total of $4.0 million of indefinite-lived intangible assets consisting of IPR&D from a previous acquisition. During the third quarter of fiscal year 2016, these indefinite-lived intangible assets were transferred into finite-lived intangible assets in Core technologies. The Company performed an impairment assessment prior to the transfer of these assets and concluded that no indicators of impairment existed. When performing the annual impairment assessment for fiscal year 2015, the fair value of the IPR&D project was determined using an income approach. The valuation measured the returns attributable to the IPR&D project, discounted to present value using a risk-adjusted rate of return, including, as appropriate, any tax benefits derived from amortizing the intangible asset for tax purposes. Significant factors considered in the calculation of the rate of return were the weighted-average cost of capital and return on assets, as well as the risk inherent in the development process, including the likelihood of achieving technology success and market acceptance. The key unobservable inputs utilized in the model include a discount rate of 12.0%, a market participant tax rate of 28.1%, and expected future cash flows based on current product and market data. In addition to its annual review, the Company performs a test of impairment when indicators are present. As of January 25, 2015, there were no indications of impairment in the balance of the IPR&D asset.

Note 9: Accrued Liabilities
The following is a summary of accrued liabilities for fiscal years 2016 and 2015:

(in thousands)	January 31, 2016	January 25, 2015
Compensation	$15,895	$20,642
Equity awards accounted for as a liability	594	718
Deferred compensation	1,448	527
Accrued sales and marketing expenses	4,130	5,028
Accrued professional fees	2,149	4,019
Accrued interest expense	9	93
Income taxes payable	8,765	6,153
Accrued taxes	394	32
Accrued restructuring	342	282
Other	7,478	12,260
Accrued liabilities	$41,204	$49,754
Note 10: Credit Facilities
On May 2, 2013, Semtech Corporation, with each of its domestic subsidiaries as guarantors (the "Guarantors"), entered into a credit agreement (the "Credit Agreement") with the lenders referred to therein (the "Lenders") and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. In accordance with the Credit Agreement, the Lenders provided Semtech Corporation with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “Facilities”) for a five year term, consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving line of credit commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). The Revolving Commitments can be used as follows: up to $40.0 million for letters of credit, up to $25.0 million for swing line loans (as defined below), and up to $40.0 million for revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). Swing line loans are Base Rate (as defined below) loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of January 31, 2016, there were no amounts outstanding under the letters of credit, swing line loans, and Alternative Currencies.
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
The Credit Agreement provides that, subject to certain conditions, Semtech may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or increases to the Revolving Commitments in an aggregate principal amount not to exceed $100.0 million, the proceeds of which may be used for working capital and general corporate purposes; however, the Lenders are not required to provide such increase upon Semtech's request.
Interest on loans made under the New Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) London Interbank Offered Rate ("LIBOR") (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate (as published by the Wall Street Journal), (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Alternative Currencies, other than Canadian Dollars, accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by administrative agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a Base Rate loan and swing line loan and quarterly for a Euro dollar rate loan. Interest is payable on the revolving line of credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional Term Loans, respectively. As of January 31, 2016, the interest rates payable on both the Term Loans and the Revolving Commitments was 2.31%.
Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2017	$18,750
2018	24,375
2019	34,000
2020	—
2021	—
Total debt	$77,125
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $181.0 million at January 31, 2016 and is due on or before May 1, 2018.
The Company may, upon notice to the administrative agent, at any time or from time to time, voluntarily prepay the Term Loans or Revolving Commitments in whole or in part without premium or penalty. On March 4, 2015, the Company borrowed $35.0 million under the Revolving Commitments in connection with the acquisition of Triune (see Note 3). On October 23, 2015, the Company made a voluntary payment of $12.0 million against the Revolving Commitments. In fiscal year 2015, the Company made a voluntary payment of $25.0 million against the Revolving Commitments. In fiscal year 2014, the Company made an early prepayment of $26.0 million against the Term Loans.
All obligations of Semtech under the Facilities are unconditionally guaranteed by each of the Guarantors and are secured by a first priority security interest in substantially all of the assets of Semtech Corporation and the Guarantors, subject to certain customary exceptions.
Semtech Corporation and the Guarantors are subject to customary covenants under the Facilities, including the maintenance of a minimum interest ratio of 3.50:1.00 and a maximum total consolidated leverage ratio of 3.00:1.00. Semtech Corporation was in compliance with such financial covenants as of January 31, 2016.
The Facilities also contain customary provisions pertaining to events of default. If any event of default occurs, the principal, interest, and any other monetary obligations on all the then outstanding amounts can become due and payable immediately.

Note 11: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax, stock-based compensation expense included in the unaudited condensed consolidated statements of operations captions for fiscal years 2016, 2015 and 2014:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 25, 2015	January 26, 2014
Cost of sales	$1,555	$1,621	$1,664
Selling, general and administrative	10,055	17,387	12,071
Product development and engineering	8,858	10,621	10,854
Stock-based compensation	$20,468	$29,629	$24,589
Net change in stock-based compensation capitalized into inventory	$(98)	$111	$36
The tax benefit realized from option exercise activity for fiscal years 2016, 2015 and 2014 was $5.9 million, $0.0 million and $12.8 million, respectively.
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
Some of the restricted stock units granted in fiscal year 2016 and prior years are classified as liabilities rather than equity. For grants classified as equity, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the grantee’s requisite service period. For grants classified as liabilities, stock-based compensation cost is measured at fair value at the end of each reporting period until the date of settlement, and is recognized as an expense over the grantee’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in fiscal years 2016, 2015 and 2014:

Fiscal Year Ended
	January 31, 2016	January 25, 2015	January 26, 2014
Expected lives, in years	4.2 - 4.3	3.0 - 4.4	4.1 - 4.7
Estimated volatility	29% - 32%	33% - 40%	30% - 35%
Dividend yield	—	—	—
Risk-free interest rate	1.24% - 1.49%	0.74% - 1.47%	0.65% - 1.6%
Weighted average fair value on grant date	$6.08	$7.18	$8.92

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The fair value of these grants was measured on the grant date. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 3-4 years).
The following table summarizes the activity for stock options for fiscal years 2016, 2015 and 2014:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (years)
Balance at January 27, 2013	2,579	$18.29	$29,789	$3,817	1,937
Options granted	376	30.62
Options exercised	(970)	16.61	16,052
Options cancelled/forfeited	(50)	26.10
Balance at January 26, 2014	1,935	21.33	7,722	4,354	1,275
Options granted	426	24.87
Options exercised	(554)	16.04	5,446
Options cancelled/forfeited	(44)	26.69
Balance at January 25, 2015	1,763	23.70	7,722	4,688	986
Options granted	364	22.74
Options exercised	(359)	16.34	1,851
Options cancelled/forfeited	(261)	23.94
Balance at January 31, 2016	1,507	$25.18	$962	$3,748	775
Exercisable at February 1, 2017	775	$25.49	$444			2.3
Vested and expected to vest after February 1, 2016	1,435	$25.31	$876			3.4

(1)
Represents the difference between the exercise price and the value of the Company’s stock at the time of exercise, for exercised grants. For outstanding awards, represents the difference between the exercise price and the value of the Company’s stock at fiscal year-end.

The following table summarizes information about stock options outstanding at January 31, 2016:

(number of shares in thousands)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Contractual Term (years)
Price Range Analysis - Outstanding
$1.15 - $4.53	3	$4.50	1.6
$7.97 - $13.76	2	11.19	4.0
$15.92 - $24.46	597	20.41	3.4
$24.74 - $35.17	905	28.44	3.5
Total outstanding	1,507	$25.18	3.5
Price Range Analysis - Exercisable
$1.15 - $4.53	3	$4.50	1.6
$7.97 - $13.76	2	11.19	4.0
$15.92 - $24.46	316	21.18	1.7
$24.74 - $35.17	454	28.73	2.8
Total exercisable	775	$25.49	2.3

The following table summarizes information regarding unvested stock option awards at January 31, 2016:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Expense Period (years)	Total Fair Value
Balance at January 27, 2013	642	$23.66	$8.31	1.9	$5,333
Options granted	376	30.62	8.92		3,355
Options vested	(310)	21.58	7.77		2,406
Options forfeited	(48)	26.16	8.53		422
Balance at January 26, 2014	660	28.39	8.88	2.3	5,856
Options granted	426	24.87	7.18		3,058
Options vested	(275)	27.03	8.77		2,414
Options forfeited	(35)	26.32	8.02		283
Balance at January 25, 2015	776	27.09	8.01	2.4	6,217
Options granted	364	22.74	6.08		2,210
Options vested	(309)	27.64	8.08		2,494
Options forfeited	(102)	25.90	7.34		748
Balance at January 31, 2016	729	$24.84	$7.00	2.2	$5,110

Performance-Based Units. The Company grants performance-based restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined cumulative three-year performance of the Company’s revenue and operating income measured against internal goals. The performance award which is granted in any fiscal year will be tied to the Company’s performance of that fiscal year and the succeeding two fiscal years. The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 363,032 shares and an additional 363,032 shares would be settled in cash. The Company would have a liability accrued under “Other liabilities” within the condensed consolidated balance sheet equal to the value of 363,032 shares on the settlement date, which would be settled in cash. Only cash performance-based restricted stock unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At January 31, 2016, the performance metrics associated with the outstanding awards issued in fiscal years 2016 and 2015 are expected to be met at a level which would result in a grant at 58% and 0% of target, respectively. The awards for fiscal year 2014 did not meet the required performance level and were cancelled.

The performance-based restricted stock units are valued as of the measurement date and expense is recognized on a straight line basis for the awards expected to vest based on the probability of attainment of the performance condition for each separately vesting portion of the award.

The following table summarizes the activity for performance-based restricted stock units for fiscal years 2016, 2015 and 2014:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per share amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 27, 2013	353	181	172	$4,422	$23.50	$4,757	1.1
Performance units granted	186	93	93		30.82
Performance units vested	(114)	(57)	(57)	—	16.68
Performance units cancelled/forfeited	(49)	(25)	(24)		28.82
Change in liability				(3,117)
Balance at January 26, 2014	376	192	184	1,305	28.50	3,893	1.3
Performance units granted	256	128	128		24.74
Performance units vested	(93)	(52)	(41)	—	23.83
Performance units cancelled/forfeited	(113)	(57)	(56)		28.76
Change in liability				586
Balance at January 25, 2015	426	211	215	1,891	27.17	6,164	1.6
Performance units granted	235	145	90		28.60
Performance units vested	—	—	—	—	—
Performance units cancelled/forfeited	(275)	(153)	(124)		29.11
Change in liability		—		(1,654)
Balance at January 31, 2016	386	203	181	$237	$26.57	$1,925	1.5
The liability associated with performance units decreased by $1.7 million in fiscal year 2016 due to the cancellation of the awards from fiscal year 2014, forfeitures, re-measurement adjustments and changes in the expected performance results.
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

Tranche 1:

For the fiscal year ended January 25, 2015
Expected life, in years	1.6
Estimated volatility	34%
Dividend yield	—%
Risk-free interest rate	1.5%
Weighted average fair value on grant date	$17.26

Tranche 2:

For the fiscal year ended January 25, 2015
Expected life, in years	2.1
Estimated volatility	34%
Dividend yield	—%
Risk-free interest rate	1.5%
Weighted average fair value on grant date	$14.88

The following table summarizes the activity for the market performance restricted stock units for the fiscal year ended January 31, 2016:

(in thousands, except for per share amounts)	Total Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2015	220	$15.59	$—	1.2
Market performance units granted	—	—
Market performance units vested	—	—
Market performance units cancelled/forfeited	—	—
Balance at January 31, 2016	220	$15.59	$143	0.1
Restricted Stock Units, Employees. The Company grants restricted stock units to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 4 years).

The following table summarizes the employees' restricted stock unit activity for fiscal years 2016, 2015 and 2014:

(in thousands, except per share amount)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 27, 2013	2,558	$23.41		$49,374	2.5
Stock units granted	891	30.95
Stock units vested	(1,026)	21.34	$31,861
Stock units forfeited	(228)	25.81
Balance at January 26, 2014	2,195	27.81		49,563	2.5
Stock units granted	929	23.90
Stock units vested	(752)	25.55	18,237
Stock units forfeited	(234)	26.29
Balance at January 25, 2015	2,138	26.43		44,506	2.4
Stock units granted	1,032	20.79
Stock units vested	(736)	26.48	$16,175
Stock units forfeited	(402)	25.65
Balance at January 31, 2016	2,032	$23.70		$35,692	2.4

(1)	Reflects the value of Semtech stock on the date that the stock unit vested.
Restricted Stock Units, Cash-Settled, Non-Employee Directors. The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. In June 2015, the Company changed its director compensation program so that a portion of the stock units granted under the program would be settled in cash and a portion would be settled in stock. Restricted stock units awarded under the program are scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the annual meeting of shareholders in the year following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from the board of directors. The portion of a restricted stock unit award under the program that is to be settled in stock will, subject to vesting, be settled promptly following vesting. There were no changes to the terms and conditions of the existing awards.

The restricted stock units that are to be settled in cash are accounted for as liabilities. Because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the non-employee directors’ activity for restricted stock units settled in cash for fiscal years 2016, 2015 and 2014:

(in thousands, except per share amount)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 27, 2013	20	$4,557	$24.46	$253	0.4
Stock units granted	18		35.17
Stock units vested	(20)		24.46
Stock units forfeited	—
Change in liability		(576)
Balance at January 26, 2014	18	3,981	35.17	177	0.4
Stock units granted	24		26.59
Stock units vested	(18)		35.17
Stock units forfeited	—
Change in liability		1,233
Balance at January 25, 2015	24	5,214	26.59	275	0.4
Stock units granted	28		19.70
Stock units vested	(24)		26.59
Stock units forfeited	—
Change in liability		(1,344)
Balance at January 31, 2016	28	$3,870	$19.70	$221	0.4
As of January 31, 2016, the total number of vested but unsettled restricted stock units for non-employee directors is 175,132. As of January 31, 2016, $3.0 million of the liability associated with these awards is included in “Other long-term liabilities” within the condensed consolidated balance sheet.

Restricted Stock Units, Stock Settled, Non-Employee Directors. As a result of the June 2015 changes to the Company’s director compensation program, beginning in July 2015, the Company began granting new restricted stock units to non-employee Directors which are expected to be settled with stock at the time of vesting. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically one year).

The following table summarizes the non-employee directors’ activity for restricted stock units settled with stock for fiscal year 2016:

(in thousands, except per share amount)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 25, 2015	—	$—		$—	0.0
Restricted stock units granted	24	19.70
Restricted stock units vested	—	—	$—
Restricted stock units forfeited	—	—
Balance at January 31, 2016	24	$19.70		$186	0.4

(1)	There was no vesting during the reported period. This value would typically represent the value of Semtech Corporation stock on the date that the restricted stock unit vested.

Modification of Awards
On December 19, 2014 and August 17, 2015, the Company modified the equity awards of certain executive officers by providing for the acceleration of vesting upon termination of their employment in certain circumstances in connection with a change in control of the Company. These modifications impacted the stock awards of 12 executive employees and resulted in no incremental compensation cost for the fiscal year ended January 31, 2016.
Note 12: Interest Income and Other (Expense) Income, Net
Interest and other expense, net, consist of the following:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 25, 2015	January 26, 2014
Interest income	$13	$43	$342
Non-recoverable VAT tax	(494)	(323)	(598)
Foreign currency transaction gain (loss)	(665)	702	(648)
Miscellaneous expense	(655)	(257)	(486)
Interest income and other income (expense), net	$(1,801)	$165	$(1,390)

Note 13: Income Taxes
The provision (benefit) for taxes consists of the following:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 25, 2015	January 26, 2014
Current tax provision
Federal	$—	$749	$3,769
State	—	—	554
Foreign	8,709	7,810	14,962
Subtotal	8,709	8,559	19,285
Deferred tax provision (benefit)
Federal	6,679	508	23,938
State	(96)	(100)	(1,293)
Foreign	(6,410)	(419)	(5,945)
Subtotal	173	(11)	16,700
Provision for taxes	$8,882	$8,548	$35,985

The provision (benefit) for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 25, 2015	January 26, 2014
Federal income tax at statutory rate	$7,133	$12,775	$(44,968)
State income taxes, net of federal benefit	(7)	(100)	(1,260)
Foreign taxes at rates less than federal rates	(62)	(11,960)	(8,378)
Tax credits generated	(3,598)	(5,302)	(5,523)
Changes in valuation allowance	1,847	14,284	52,942
Goodwill impairment	—	—	40,840
Changes in uncertain tax positions	1,009	(5,167)	893
Deemed dividends	276	2,513	726
Equity compensation	2,529	2,200	1,173
Permanent differences	28	(93)	2,895
Deferred tax provision - indefinite life intangibles	5,670	—	—
Triune earn-out	(5,670)	—	—
Revaluation of deferred tax assets and liabilities	334	(432)	(12)
Other	(607)	(170)	(3,343)
Provision for taxes	$8,882	$8,548	$35,985
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

In the next twelve months, the Company intends to revisit its existing Swiss tax ruling and begin discussions with local authorities as a result of changes in Swiss tax law that are expected to occur within the next twelve months. The impact of these changes are not expected to have a material impact on our effective tax rate.
On November 20, 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The company elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2016. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.

The deferred tax assets and deferred tax liabilities are classified in the consolidated balance sheets as follows:

(in thousands)	January 31, 2016	January 25, 2015
Deferred tax assets
Current	$—	$2,478
Non-current	7,354	106
Subtotal	7,354	2,584
Deferred tax liabilities
Current	—	(1,444)
Non-current	(6,802)	(2,477)
Subtotal	(6,802)	(3,921)
Net deferred tax assets (liabilities)	$552	$(1,337)

The components of the net deferred income tax assets and liabilities at January 31, 2016 and January 25, 2015 are as follows:

(in thousands)	January 31, 2016	January 25, 2015
Current deferred tax asset:
Deferred revenue	$—	$3,052
Inventory reserve	—	3,156
Payroll and related accruals	—	2,306
Bad debt reserve	—	927
Accrued service fees	—	608
Other deferred assets	—	1,191
Valuation allowance	—	(8,637)
Total current deferred tax asset	—	2,603
Non-current deferred tax asset:
Deferred revenue	4,295	—
Inventory reserve	2,931	—
Bad debt reserve	521	—
Accrued service fees	238	—
Research and development charges	584	1,323
Research credit carryforward	32,605	40,819
NOL carryforward	38,979	29,144
Payroll and related accruals	8,773	7,148
Stock-based compensation	5,006	6,176
Other deferred assets	6,281	5,054
Valuation allowance	(77,383)	(66,899)
Total non-current deferred tax asset	22,830	22,765
Current deferred tax liabilities:
Inventory reserve - foreign	—	(826)
Bad debt reserve - foreign	—	(256)
Other current deferred tax liabilities	—	(373)
Total current deferred tax liabilities	—	(1,455)
Non-current deferred tax liabilities:
Inventory reserve - foreign	(515)	—
Depreciation and amortization - foreign	(194)	—
Purchase accounting deferred tax liabilities	(16,895)	(20,917)
Depreciation and amortization	(3,324)	(2,956)
Other non-current deferred tax liabilities	(1,350)	(1,377)
Total non-current deferred tax liabilities	(22,278)	(25,250)
Net deferred tax assets (liabilities)	$552	$(1,337)
As of January 31, 2016, the Company had federal and state net operating loss carryforwards of $114.7 million and $97.4 million, respectively, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2036. A portion of these losses were generated by Sierra Monolithics Inc. (“SMI”) prior to the Company’s purchase of SMI in fiscal year 2010 and therefore are subject to change of control provisions which limit the amount of acquired tax attributes that can be utilized in a given tax year. The Company does not expect these changes in control limitations to significantly impact its ability to utilize these attributes.
Included in the Company’s net operating loss carryforward deferred tax asset is approximately $8.4 million of deferred tax assets attributable to excess equity deductions related to stock awards that are not included on the Company’s consolidated balance sheet. The portion of the Company’s deferred tax asset related to such excess tax benefits is excluded from the Company's recognized deferred tax asset, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The credit to paid-in-capital will be recorded when the benefit is reflected in the Company's taxes payable.
As of January 31, 2016, the Company had gross federal and state research credits available of approximately $13.3 million and $13.9 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2021 through 2036. As of January 31, 2016, the Company had federal Alternative Minimum Tax credits available of approximately $1.3 million. The Company also had gross Canadian research credits available of approximately $24.7 million. These credits will expire between fiscal years 2029 and 2036.
As of January 31, 2016, the Company has a full valuation allowance against its U.S. deferred tax assets of approximately $77.4 million. The Company assessed whether a valuation allowance should be recorded against all of its deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
In assessing whether a valuation allowance is required, significant weight is given to evidence that can be objectively verified. The Company evaluated its DTAs each reporting period, including an assessment of the cumulative income or loss generated by jurisdiction over the most recent three-year period, to determine if a valuation allowance was required. A significant negative factor in the assessment was the Company’s three-year cumulative loss history as of January 31, 2016 and January 25, 2015 in the U.S.
After a review of the four sources of taxable income described above, the Company determined that the U.S. was in a three-year cumulative loss position as of January 31, 2016 and January 25, 2015. A three-year cumulative loss is considered to be a significant negative factor and the Company concluded that it is not more likely than not that its DTAs in the U.S. at January 31, 2016 and January 25, 2015 will be realized. As a result, the Company recorded a full valuation allowance on its DTAs in the U.S., with a corresponding charge to the income tax provision of approximately $9.1 million as of January 31, 2016. During the fourth quarter of fiscal year 2016, the Company assessed current facts and circumstances and whether a valuation allowance would be appropriate for its Canadian deferred tax assets, and concluded that sufficient positive evidence exists to conclude that it is more likely than not that these deferred tax assets will be realized. The Company is forecasting pretax income growth for its Canadian operations over the next five years, and correspondingly estimated Canadian based taxes over the next five years. The amount of anticipated taxes owed in this period was compared to the Company’s net deferred tax assets to conclude that the Company would be able to utilize its deferred tax assets without any concerns related to expiration. As a result, valuation allowances on the Canadian deferred tax assets were released, with a corresponding benefit to the income tax provision of approximately $7.2 million. The net charge to the income tax provision is approximately $1.8 million in fiscal 2016. Changes in the valuation allowance for the three years ended January 31, 2016 are summarized in the table below:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 25, 2015	January 26, 2014
Beginning balance	$75,536	$61,251	$8,320
Additions	9,055	14,285	52,931
Releases	(7,208)	—	—
Ending balance	$77,383	$75,536	$61,251
As of January 31, 2016, the Company had approximately $516.8 million of unremitted earnings related to the Company’s wholly owned foreign subsidiaries for which income taxes have not been provided.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits (net of federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 25, 2015
Beginning balance	$7,774	$12,348
Additions based on tax positions related to the current year	1,425	466
Reductions for tax positions of prior years, net	(767)	(3,970)
Reductions for settlements with tax authorities, net	—	(1,070)
Ending balance	$8,432	$7,774
Included in the balance of unrecognized tax benefits at January 31, 2016 and January 25, 2015, are $8.4 million and $7.8 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate.
The liability for UTP is reflected on the consolidated balance sheets as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 25, 2015
Deferred tax assets - non-current	$7,162	$7,522
Accrued liabilities	—	—
Other long-term liabilities	1,270	252
Total accrued taxes	$8,432	$7,774
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. Since the Company has sufficient net operating losses and R&D credit carryforwards, there would be no cash tax liability, and therefore no additional penalties or interest accrued during fiscal year 2016. The Company had approximately $0.3 million of net interest and penalties accrued at January 31, 2016 and January 25, 2015.
Tax years prior to 2012 (the Company’s fiscal year 2013) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal years 2012 and 2013 and expects to close those audits within the next twelve months. The Company's positions are expected to be sufficient to address matters that may arise under examination. For state returns, the Company is generally not subject to income tax examinations for years prior to 2011 (the Company’s fiscal year 2012). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2014. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

Note 14: Commitments and Contingencies
Leases
The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2024. The aggregate minimum annual lease payments under leases in effect on January 31, 2016 are as follows:
Minimum Annual Lease Payments

(in thousands)
Fiscal Year Ending:
2017	$7,184
2018	5,732
2019	4,730
2020	3,630
2021	3,030
Thereafter	3,377
Total minimum lease commitments	$27,683
Rent expense was $7.7 million, $8.8 million and $9.3 million for fiscal years 2016, 2015 and 2014, respectively. The Company received $135,000, $142,000 and $140,000 of sub-lease income in fiscal years 2016, 2015 and 2014, respectively.
Unconditional Purchase Commitments
The following table shows the Company’s open capital commitments, other open purchase commitments, and other vendor commitments for the purchase of plant, equipment, raw material, supplies and services:

(in thousands)	Less than 1 year	1-3 years	Total
Open capital purchase commitments	$1,537	$—	$1,537
Other open purchase commitments	41,813	3,376	45,189
Other vendor commitments	—	—	—
Total purchase commitments	$43,350	$3,376	$46,726
Legal Matters

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
The Company’s currently pending legal matters of note are discussed below:
Environmental Matters
In 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company joined with other potentially responsible parties and entered into a Consent Order with the State that required the group to perform a soils investigation at the site and submit a remediation plan. The State has approved the remediation plan, which completes the group’s obligations under the Consent Order. The Consent Order does not require the group to remediate the site and the State has indicated it intends to look to other parties for remediation. More recently, the State has indicated that it will pursue parties for additional remediation and/or costs, including potentially the Company. To date, the Company’s share of the group’s expenses has not been material and has been expensed as incurred.
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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the Company’s preliminary assessment following a November 2012 draft cleanup and abatement order, which has been reviewed under the October 2013 order pending the current appeal by the Company and other impacted parties, the Company determined a likely range of probable loss between $2.7 million and $5.7 million with respect to its former facility at Newbury Park, California. Based on recent determinations by the RWQCB and refinement of the draft remedial action plan, the Company has revised its likely range of probable loss to be between $5.3 million and $7.5 million.

Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the revised range of loss. Therefore, the Company has recorded the minimum amount of $5.3 million, $1.1 million of which is recorded under "Accrued liabilities" with the remaining $4.2 million recorded under “Other long-term liabilities” on the Company’s consolidated balance sheets. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.

The Company settled a dispute on February 11, 2016. Under the terms of this settlement, the Company received an unsecured subordinated convertible promissory note in the principal amount of $5.7 million and a cash settlement of $0.3 million. The settlement is a gain contingency, a non-recognized subsequent event.
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
Retirement Plans
The Company contributed $1.3 million, $1.3 million and $1.4 million, respectively, in fiscal years 2016, 2015 and 2014 to the 401(k) retirement plan maintained for its domestic employees.
The Company contributes to the CSEM Pension fund, a Swiss multi-employer plan, that provides pension benefits (the “Retirement Plan”). The Retirement Plan is a foundation into which several employers are affiliated. Benefits payable from the pension plan include retirement pension, death, and disability benefits. The risk of participating in this multi-employer plan is different from a single-employer plan due to the commingling of assets and related investment returns and risks and aggregation of actuarial experience and related gains or losses for allocation amongst participating employers; contributions pursuant to prescribed formula consistent for all participating employers; and, in the event of a participating employer’s withdrawal from the Retirement Plan, retirees receiving benefits from the Retirement Plan remain within the Retirement Plan and will continue to receive future benefit payments funded by the remaining participating employers thereafter.
The Retirement Plan is administered on behalf of a labor union, which is similar to common practices found in the US involving collective bargaining agreements and labor unions. EIN/Pension plan number, Pension protection act zone status, FIP/RP status and Form 5500 are not applicable as the Retirement Plan is a Swiss plan governed by pension laws in Switzerland. The Company contributed $0.8 million, $0.9 million and $0.8 million, respectively, in fiscal years 2016, 2015 and 2014 to the Retirement Plan. At the date the Company’s financial statements were issued, the Retirement Plan’s audited financial statements were not available for the Retirement Plan year ended December 31, 2015.
In addition, the Company also contributed $1.4 million in fiscal year 2016 to a defined contribution plan for its employees in Canada.
Deferred Compensation
The Company maintains a deferred compensation plan for certain officers and key executives that allows participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.

The following table shows the compensation expense and forfeitures under this plan for fiscal years 2016, 2015 and 2014:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 25, 2015	January 26, 2014
Forfeitures	$(159)	$(112)	$(180)
Compensation (income) expense	(660)	2,449	2,644
Compensation expense, net of forfeitures	$(819)	$2,337	$2,464
The Company’s liability for the deferred compensation plan is presented below:

(in thousands)	January 31, 2016	January 25, 2015
Accrued liabilities	$1,448	$527
Other long-term liabilities	17,976	19,241
Total deferred compensation liabilities under this plan	$19,424	$19,768
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $16.8 million and $18.5 million as of January 31, 2016 and January 25, 2015, respectively, and is included in “Other assets” on the consolidated balance sheet.
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement ("Cycleo Amended Earn-Out") with the former stockholders of Cycleo SAS ("Cycleo Earn-Out Beneficiaries"), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period ("Cycleo Defined Earn-Out Period"). The Cycleo Defined Earn-Out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-Out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Amended Earn-Out of $6.3 million and $1.8 million as of January 31, 2016 and January 25, 2015, respectively, of which $2.2 million is expected to be paid within twelve months. The increase in the liability for the Cycleo Amended Earn-out since January 25, 2015 corresponds to the compensation expense recorded in fiscal year 2016.
Pursuant to the terms of the Triune Earn-out with the former members of Triune (“Triune Earn-out Beneficiaries”), which the Company acquired on March 4, 2015, the Company potentially may make payments totaling up to approximately $70.0 million based on achievement of certain revenue targets measured at each fiscal year end, starting with fiscal year 2016 and ending in fiscal year 2018. An additional payment of up to $16.0 million may be made based upon a combination of cumulative revenue and operating income targets measured from the acquisition date through the end of the Company’s fiscal year 2018. For certain of the Triune Earn-Out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Triune Earn-out targets for fiscal year 2016 were not met and the Company does not expect to make any payments with regards to this period which represented $13.0 million of the total $70.0 million opportunity.

A summary of earn-out liabilities by classification follows:

	Balance at January 31, 2016			Balance at January 25, 2015
(in thousands)	Cycleo	Triune	Total	Cycleo	Triune	Total
Compensation expense	$4,397	$—	$4,397	$140	$—	$140
Not conditional upon continued employment	1,457	—	1,457	1,619	—	1,619
Interest Expense	405	—	405	12	—	12
Total liability	$6,259	$—	$6,259	$1,771	$—	$1,771

Amount expected to be settled within 12 months	$2,155	$—	$—	$—	$—	$—

Note 15: Concentration of Risk
Significant Customers
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
The following significant customer accounted for at least 10% of net sales in one or more of the periods indicated:

	Fiscal Year Ended
(percentage of net sales)	January 31, 2016	January 25, 2015	January 26, 2014
Samsung Electronics (and affiliates)	7%	11%	12%
The following table shows the customer that has an outstanding receivable balance that represents at least 10% of total net receivables as of one or more of the dates indicated:

	Balance as of
(percentage of net accounts receivable)	January 31, 2016	January 25, 2015
Samsung Electronics (and affiliates)	5%	12%
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For fiscal year 2016, approximately 28% of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and this percentage could be higher in future periods. For fiscal years 2015 and 2014, approximately 37% and 38% of the Company’s silicon in terms of cost of wafers was supplied by this third-party foundry in China, respectively.
In fiscal year 2016, authorized distributors accounted for approximately 58% of the Company’s net sales. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For fiscal year 2016, our two largest distributors were based in Asia.

Note 16: Segment Information
Segment Information
See Note 1 regarding recent developments affecting the Company's operating segments.
The Company has five operating segments in total. The Company’s CEO continues to function as the CODM. The Company’s CODM makes operating decisions and assesses performance based on these operating segments. Four of the operating segments: Protection Products; Power and High-Reliability Products; Signal Integrity Products; and Wireless and Sensing Products, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the “Semiconductor Products Group.” The remaining operating segment, the Systems Innovation Group, cannot be aggregated with the other operating segments and does not meet the thresholds for a separate reportable segment as defined by the guidance regarding segment disclosure. Therefore, the Company has classified it as “All others” in the tables below. The Company’s assets are commingled among the various reporting units and the CODM does not use that information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment below.
Net sales by segment are as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 25, 2015	January 26, 2014
Semiconductor Products Group	$485,570	$555,399	$577,312
All others	4,649	2,486	17,665
Total	$490,219	$557,885	$594,977
Income by segment and reconciliation to consolidated operating income:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 25, 2015	January 26, 2014
Semiconductor Products Group	$83,422	$136,823	$141,569
All others	(3,670)	(10,558)	(2,744)
Operating Income by segment	79,752	126,265	138,825
Items to reconcile segment operating income to consolidated income before taxes
Intangible amortization and impairments	25,059	31,449	190,529
Stock-based compensation expense	20,468	29,629	24,589
Write-off of deferred financing costs	—	—	8,773
Inventory write-down	—	—	2,408
Restructuring charges	4,526	1,285	3,086
Changes in the fair value of contingent earn-out obligations	(16,362)	1,391	(654)
Environmental reserve	2,855	(65)	—
Other non-segment related expenses	11,686	1,984	2,176
Amortization of fair value adjustments related to acquired PP&E	1,521	18,335	16,835
Interest expense, net	7,819	5,927	18,174
Non-operating (income) expense, net	1,801	(165)	1,390
Income before taxes	$20,379	$36,495	$(128,481)

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

	Fiscal Year Ended
(in thousands, except percentages)	January 31, 2016		January 25, 2015		January 26, 2014
Signal Integrity	$221,185	45%	$219,024	39%	$254,556	43%
Protection	138,674	28%	191,341	34%	198,514	33%
Wireless and Sensing	70,712	14%	80,632	14%	65,947	11%
Power and High-Reliability	54,999	11%	64,402	12%	58,295	10%
Systems Innovation	4,649	1%	2,486	—%	17,665	3%
Total net sales	$490,219	100%	$557,885	100%	$594,977	100%
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed signal devices.
Net sales activity by geographic region is as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 31, 2016		January 25, 2015		January 26, 2014
Asia-Pacific	$358,480	73%	$412,514	74%	$432,097	73%
Europe	85,587	17%	60,232	11%	68,306	11%
North America	46,152	9%	85,139	15%	94,574	16%
Total net sales	$490,219	100%	$557,885	100%	$594,977	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods indicated:

	Fiscal Year Ended
(percentage of total sales)	January 31, 2016	January 25, 2015	January 26, 2014
China (including Hong Kong)	47%	38%	34%
United States	12%	12%	16%
Japan	8%	11%	11%
South Korea	6%	9%	11%
Total net sales	73%	70%	72%

The Company’s regional (loss) income from continuing operations before income taxes is as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 25, 2015	January 26, 2014
Domestic	$(5,636)	$(33,540)	$(158,780)
Foreign	26,015	70,035	30,299
Total	$20,379	$36,495	$(128,481)
Domestic (loss) from continuing operations includes impairments in fiscal years 2015 and 2014, amortization of acquired intangible assets, litigation related expenses, and higher levels of stock-based compensation compared to foreign operations.

Long-lived Assets
Long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation and classified by location are summarized as follows:

(in thousands)	January 31, 2016	January 25, 2015
United States	$56,212	$63,449
Rest of North America	21,618	25,139
Europe	7,109	9,119
Asia and all others	16,066	17,764
Total	$101,005	$115,471
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
The net book value of equipment and machinery that are consigned to multiple foundries in China is $5.5 million and $7.6 million as of January 31, 2016 and January 25, 2015, respectively. The net book value of equipment and machinery that are consigned to a foundry in Malaysia is $1.6 million and $2.3 million as of January 31, 2016 and January 25, 2015, respectively.

Note 17: Restructuring

During fiscal year 2016, Semtech Corporation announced a worldwide reduction in force as part of an overall plan to align operating expenses with business conditions and leverage recent infrastructure investments. As a result of the reduction in force, the Company recorded restructuring charges of $4.5 million in fiscal year 2016.

During fiscal year 2014, the Company made a strategic decision to reduce its investment in the long-haul optical market, realign its product groupings, and align spending to current demand levels. As a result of these actions, the Company recorded restructuring charges of $1.3 million in fiscal year 2015. The Company completed the restructuring activities in the first quarter of fiscal 2015.

Restructuring related liabilities are included in “Accrued liabilities” within the condensed consolidated balance sheets as of January 31, 2016 and January 25, 2015, respectively. Restructuring charges are presented in “Restructuring charge” within the condensed consolidated statements of income.

Activity under the restructuring plans is summarized in the following table:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 26, 2014	$1,387	$1,245	$2,632
Charges	662	623	1,285
Cash payments	(1,767)	(1,753)	(3,520)
Reclassifications	—	(115)	(115)
Balance at January 25, 2015	282	—	282
Charges	4,526	—	4,526
Cash payments	(4,466)	—	(4,466)
Balance at January 31, 2016	$342	$—	$342

As a result of these actions detailed above, the Company also recorded additional contract commitment cancellation charges as detailed below:

	Fiscal year ended
(in thousands)	January 31, 2016	January 25, 2015	January 26, 2014
Cost of sales	$—	$2,983	$1,729
Product development and engineering	—	—	3,197
Total	$—	$2,983	$4,926
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
The restructuring actions in fiscal year 2014 also resulted in $4.9 million of additional contract commitment cancellation charges. Of this amount $1.7 million is included in “Cost of sales” and $3.2 million is included in “Product development and engineering” on the consolidated statements of operations. In connection with the restructuring activities, $15.0 million of inventory was determined not to be recoverable and was written off as a charge to “Cost of sales - lower of cost or market write-down” in fiscal year 2014. Additionally, certain property, plant and equipment, intangible assets, and goodwill were determined to be impaired. See Notes 7 and 8.
Note 18: Stock Repurchase Program

The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years.  During fiscal years 2016 and 2015, the Company repurchased shares of common stock in an amount of $57.3 million and $40.9 million. As of January 31, 2016, the Company had repurchased $135.7 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $62.7 million. Under our stock repurchase program, the Company may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.
The following table summarizes the stock repurchase activities during the periods indicated:

	Fiscal Year Ended
	January 31, 2016		January 25, 2015		January 26, 2014
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the 2011 program	2,681,476	$57,311	1,578,869	$40,906	1,034,491	$30,000
Total treasury shares acquired	2,681,476	$57,311	1,578,869	$40,906	1,034,491	$30,000
The Company currently intends to hold the repurchased shares as treasury stock. The Company typically reissues treasury shares to settle stock option exercises and restricted share grants.

Note 19: Variable Interest Entities

The Company analyzes its investments or other interests to determine whether it represents a variable interest in a VIE. If so, the Company evaluates the facts to determine whether it is the primary beneficiary. The Company considers itself to be the primary beneficiary when it has both the power to direct activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. With regards to its investment in MultiPhy, the Company concluded that its equity interest represents a variable interest, but it is not the primary beneficiary as prescribed in ASC 810. Specifically, in reaching this conclusion, the Company considered the activities that most significantly drive profitability for MultiPhy and determined that the activity that most significantly drove profitability was related to the technology and related product road maps. The Company has a board observer role and thus concluded that it was not in a position of decision-making or other authority to influence MultiPhy’s activities that could be considered significant with respect to its operations, including research and development plans and changes to the product road map.

As of January 31, 2016, the Company’s maximum exposure to loss as a result of its investment in MultiPhy is limited to the $12.0 million investment as described further in Note 4. As part of its investment in MultiPhy, the Company received a call option that would allow the Company to purchase all of the outstanding equity of MultiPhy. The call option, which is currently out of the money, is exercisable until June 30, 2018.

Note 20: Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective December 15, 2018, with early adoption permitted. The Company is currently assessing the basis of adoption and evaluating the impact of the adoption of the update on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method. Inventory measured using first-in, first-out ("FIFO") or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the basis of adoption and evaluating the impact of the adoption of the update on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full- or modified-retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. This update will be effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is not permitted. The Company is currently assessing the basis of adoption and evaluating the impact of the adoption of the update on its consolidated financial statements.

Note 21: Selected Quarterly Financial Data (Unaudited)
The following tables set forth the Company’s unaudited consolidated statements of operations data for each of the eight quarterly periods ended January 31, 2016, as well as that data expressed as a percentage of the Company’s net sales for the quarters presented. The sum of quarterly per share amounts may differ from year to date amounts due to rounding.
Selected Quarterly Financial Data (Unaudited)

	Fiscal Year 2016				Fiscal Year 2015
	Quarters Ended				Quarters Ended
(in thousands, except per share amounts)	April 26, 2015	July 26, 2015	October 25, 2015	January 31, 2016	April 27, 2014	July 27, 2014	October 26, 2014	January 25, 2015
Net sales	$130,088	$125,712	$115,810	$118,609	$132,859	$145,742	$148,890	$130,394
Gross profit	78,400	75,576	69,584	69,550	78,084	88,221	89,326	73,161
Operating income (loss)	4,884	3,068	18,898	3,149	11,149	22,057	22,810	(13,759)
Net income (loss)	$(142)	$(313)	$10,704	$1,247	$7,867	$17,898	$17,623	$(15,441)
Earnings (loss) per share:
Basic	$0.00	$0.00	$0.16	$0.02	$0.12	$0.27	$0.26	$(0.23)
Diluted	$0.00	$0.00	$0.16	$0.02	$0.12	$0.26	$0.26	$(0.23)
Weighted average number of shares used in computing earnings per share:
Basic	66,713	65,920	65,117	64,934	67,300	67,208	67,162	66,763
Diluted	66,713	65,920	65,217	65,225	67,970	67,850	67,654	66,763

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of January 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that as of January 31, 2016 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of January 31, 2016. Ernst & Young LLP’s attestation report is included below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Semtech Corporation
We have audited Semtech Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Semtech Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Semtech Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Semtech Corporation and subsidiaries as of January 31, 2016 and January 25, 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2016 and the financial statement schedule listed in the Index at Item 15(a) of Semtech Corporation and subsidiaries and our report dated March 31, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 31, 2016

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We have adopted a written Code of Conduct that applies to everyone in the Company, including our Chief Executive Officer, Chief Financial Officer and Controller. Our Code of Conduct serves as our written code of ethics for those officers, and for persons performing similar functions. Our current Code of Conduct is incorporated in this Annual Report on Form 10-K for fiscal year 2016 as Exhibit 14. The Code of Conduct is also available at the Corporate Governance section of the Investors page on our website at www.semtech.com. Alternatively, you can request a copy of the Code of Conduct free of charge by sending a written request to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our Chief Executive Officer, Chief Financial Officer or Controller, we will within four business days of the event disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.
The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 16, 2016, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.
The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement relating to our annual meeting of stockholders, to be held on June 16, 2016, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

Item 11.	Executive Compensation
The information required under this item will appear under the captions “Director Compensation,” “Compensation Discussion and Analysis”, “Executive Compensation” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 16, 2016, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will appear under the captions “Beneficial Ownership of Securities,” “Securities Authorized for Issuance under Equity Compensation Plans” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 16, 2016, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will appear under the captions “Election of Directors (Proposal Number 1)” “Corporate Governance, Transactions with Related Parties” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 16, 2016, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services
The information required under this item will appear under the captions “Independent Accountant Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 16, 2016, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 31, 2016

Total of Accounts receivable and other sales allowances	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 26, 2014	$4,917,070	$(567,394)	$(525,000)	$3,824,676
Year ended January 25, 2015	$3,824,676	$396,151	$(697,679)	$3,523,148
Year ended January 31, 2016	$3,523,148	$5,154,545	$(884,894)	$7,792,799

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
Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2013

10.2
Security Agreement dated May 2, 2013 entered into by Semtech Corporation and the subsidiary guarantors referred to therein, in favor of HSBC Bank USA, National Association solely in its capacity as administrative agent under that certain Credit Agreement between the parties of the same date.
Exhibit 10.2 to our Current Report on Form 8-K filed on May 3, 2013

10.3	*	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010

10.4	*	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.5	*	Letter Agreement, dated as of February 27, 2014, by and between the Company and Mohan Maheswaran	Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 28, 2014

10.6	*	Letter Agreement, dated as of December 19, 2014, by and between the Company and Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.7	*	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.8	*	Memo to Emeka Chukwu, dated April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.9	*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.10	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.11	*	Letter Agreement dated as of August 17, 2015 by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2015

10.12	*	Semtech Corporation Executive Bonus Plan	Filed herewith

10.13	*	Semtech Corporation Chief Executive Officer Bonus Plan	Filed herewith

10.14	*	Semtech Corporation Chief Executive Officer Bonus Plan, as amended on February 24, 2016	Filed herewith

10.15	*	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 29, 2006

10.16	*	The Company’s Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.17	*	Form of Long-Term Stock Incentive Plan Option Award Certificate	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.18	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.19	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.20	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.21	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.22	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.23	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.24	*	Restricted Stock Award Agreement dated March 29, 2010 with respect to time-based restricted stock award to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2011

10.25	*	CEO Performance Restricted Stock Unit Award Certificate dated February 26, 2014	Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 28, 2014

10.26	*	Semtech Corporation 2009 Long-Term Equity Inducement Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2009

10.27	*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Time-Based Vesting)	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.28	*	Restricted Stock Unit Award Agreement Cycleo Acquisition	Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2012

10.29	*	Semtech Corporation 2007 SMI Assumed Plan	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.30	*	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013

10.31	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Ownership Grants	Filed herewith

10.32	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Stock Unit Award Agreement	Filed herewith

10.33	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees in Switzerland	Filed herewith

10.34	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Non-Employee Directors	Filed herewith

10.35	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors	Filed herewith

10.36	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees	Filed herewith

10.37	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Employees	Filed herewith

10.38	*	Adoption Agreement adopting The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan) as amended and restated effective January 1, 2005	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.39	*	Amended and Restated Plan Document for The Executive Nonqualified “Excess” Plan (known as the Semtech Executive Compensation Plan), effective January 1, 2005	Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2007

10.40		Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.41	*	Semtech Nonqualified Executive Compensation Plan Adoption Agreement and Plan Document, as amended and restated effective October 12, 2007	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011

10.42		Semtech Corporation Executive Stock Ownership Guidelines	Filed herewith

10.43		Semtech Corporation Director Stock Ownership Guidelines	Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 1, 2008

10.44	*	Policy Regarding Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2015

14		Semtech Corporation Code of Conduct	Exhibit 14.1 to the Company’s Current Report on Form 8-K filed June 25, 2010

21.1		Subsidiaries of the Company	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

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

Semtech Corporation

Date: March 31, 2016	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2016	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: March 31, 2016	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 31, 2016	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 31, 2016	/s/ Glen M. Antle
Glen M. Antle
Director

Date: March 31, 2016	/s/ Ye Jane Li
Ye Jane Li
Director

Date: March 31, 2016	/s/ James P. Burra
James P. Burra
Director

Date: March 31, 2016	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 31, 2016	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 31, 2016	/s/ John L. Piotrowski
John L. Piotrowski
Director

Date: March 31, 2016	/s/ Carmelo J. Santoro
Carmelo J. Santoro
Director

Date: March 31, 2016	/s/ Sylvia Summers
Sylvia Summers
Director