Form 10-Q
period 2016-05-01
SEMTECH CORP
filed 2016-06-01
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at May 27, 2016: 65,278,851

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MAY 1, 2016

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
Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	fluctuation in the Company's future results;

•	downturns in the business cycle;

•	reduced demand for the Company's products due to global economic conditions;

•	business interruptions;

•	the Company's reliance on a limited number of suppliers and subcontractors for component and materials;

•	potentially insufficient liability insurance if the Company's products are found to be defective;

•	obsolete inventories as a result of changes in demand and change in life cycles for the Company’s products;

•	the Company may be unsuccessful in developing and selling new products;

•	the Company’s products having to undergo a lengthy and expensive qualification process without any assurance of product sales;

•	the Company's products failing to meet industry standards;

•	the Company's inability to protect intellectual property rights;

•	the Company suffering losses if its products infringe the intellectual property rights of others;

•	the Company's need to commit resources to product production prior to receipt of purchase commitments;

•	increased business risk from foreign customers;

•	the Company's foreign currency exposures;

•	potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries;

•	export restrictions and laws affecting the Company's trade and investments;

•	competition against larger, more established entities;

•	increased competition due to industry consolidation;

•	the loss of any one of the Company's significant customers;

•	volatility of customer demand;

•	termination of a contract by a distributor;

•	government regulations and other standards that impose operational and reporting requirements;

•	the Company's failure to comply with applicable environmental regulations;

•	compliance with conflict minerals regulations;

•	increase in the Company’s cost of doing business as a result of having to comply with the codes of conduct of certain of the Company’s customers and suppliers;

•	changes in tax laws and review by taxing authorities;

•	taxation of the Company in other jurisdictions;

•	the Company's failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	the Company’s limited experience with government contracting;

•	potential government investigations and inquiries;

•	loss of the Company's key personnel;

•
risks associated with companies the Company has acquired in the past and may acquire in the future and the Company's ability to successfully integrate acquired businesses and benefit from expected synergies;

•	the Company may be required to recognize additional impairment charges;

•	the Company may be adversely affected by new accounting pronouncements;

•	the Company's ability to generate cash to service its debt obligations;

•	restrictive covenants in the Company's credit agreement which may restrict its ability to pursue its business strategies;

•	the Company's reliance on certain critical information systems for the operation of its business;

•	costs associated with the Company's indemnification of certain customers, distributors and other parties;

•	the Company's share price could be subject to extreme price fluctuations;

•
the impact on the Company’s common stock price if securities or industry analysts do not publish reports about the Company’s business or adversely change their recommendations regarding the Company’s common stock;

•	anti-takeover provisions in the Company’s organizational documents could make an acquisition of the Company more difficult;

•	the Company is subject to litigation risks which may be costly to defend;

•
the Company's ability to realize expected benefits from the implementation of a new enterprise resource planning ("ERP") system, and disruption of the Company's operations caused by the adjustment to the new ERP system and the transition from the Company's legacy systems and databases.

Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 including, without limitation information under the caption “Risk Factors”, in other filings with the Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 1, 2016	April 26, 2015
Net sales	$131,145	$130,088
Cost of sales	52,621	51,688
Gross profit	78,524	78,400
Operating costs and expenses:
Selling, general and administrative	33,715	37,513
Product development and engineering	25,172	29,678
Intangible amortization	6,403	6,163
Changes in the fair value of contingent earn-out obligations	(33)	162
Total operating costs and expenses	65,257	73,516
Operating income	13,267	4,884
Interest expense, net	(1,930)	(1,834)
Non-operating expense, net	(45)	(493)
Income before taxes	11,292	2,557
Provision for taxes	4,405	2,699
Net income (loss)	$6,887	$(142)
Earnings per share:
Basic	$0.11	$0.00
Diluted	$0.11	$0.00
Weighted average number of shares used in computing earnings per share:
Basic	65,144	66,713
Diluted	65,552	66,713
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	May 1, 2016	April 26, 2015
Net income (loss)	$6,887	$(142)
Other comprehensive income (loss), before tax:
Foreign currency hedge:
Unrealized gain on foreign currency cash flow hedges	1,891	—
Interest rate hedge:
Change in unrealized loss on interest rate cap	—	(19)
Reclassification to interest expense	85	115
Other comprehensive income, before tax	1,976	96
Provision for taxes related to items of other comprehensive income	—	(42)
Other comprehensive income, net of tax	1,976	54
Total comprehensive income (loss)	$8,863	$(88)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 1, 2016	January 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$216,029	$211,810
Accounts receivable, less allowances of $7,305 at May 1, 2016 and $7,793 at January 31, 2016	49,178	44,132
Inventories	62,534	63,875
Prepaid taxes	5,487	5,236
Other current assets	16,739	16,168
Total current assets	349,967	341,221
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $149,364 at May 1, 2016 and $143,782 at January 31, 2016	97,735	101,006
Deferred tax assets	7,355	7,354
Goodwill	329,703	329,703
Other intangible assets, net	82,014	88,430
Other assets	57,974	43,803
TOTAL ASSETS	$924,748	$911,517
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,149	$35,486
Accrued liabilities	36,613	41,204
Deferred revenue	8,761	8,628
Current portion - long-term debt	18,120	18,569
Total current liabilities	101,643	103,887
Non-current liabilities:
Deferred tax liabilities	11,064	6,802
Long term debt, less current portion	234,132	239,177
Other long-term liabilities	37,948	33,600
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,236,682 outstanding on May 1, 2016 and 78,136,144 issued and 64,998,368 outstanding on January 31, 2016	785	785
Treasury stock, at cost, 12,899,462 shares as of May 1, 2016 and 13,137,776 shares as of January 31, 2016	(262,166)	(266,175)
Additional paid-in capital	378,546	379,508
Retained earnings	420,167	413,280
Accumulated other comprehensive income	2,629	653
Total stockholders’ equity	539,961	528,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$924,748	$911,517
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	May 1, 2016	April 26, 2015
Cash flows from operating activities:
Net income (loss)	$6,887	$(142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and impairments	11,926	12,040
Accretion of deferred financing costs and debt discount	168	313
Deferred income taxes	4,261	(390)
Stock-based compensation	5,707	5,946
Earn-out liabilities	(33)	162
Environmental reserve	—	(2,335)
Changes in assets and liabilities:
Accounts receivable, net	(5,046)	(16,359)
Inventories	1,336	(873)
Prepaid expenses and other assets	(12,786)	(4,684)
Accounts payable	1,817	21,613
Accrued liabilities	(1,675)	(8,095)
Deferred revenue	133	1,045
Income taxes payable and prepaid taxes	(2,655)	1,205
Other liabilities	3,761	5,251
Net cash provided by operating activities	13,801	14,697
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,713)	(4,841)
Acquisitions, net of cash acquired	—	(34,932)
Purchases of other investments	—	(2,230)
Net cash used in investing activities	(2,713)	(42,003)
Cash flows from financing activities:
Borrowings under line of credit	—	35,000
Payment for employee stock-based compensation payroll taxes	(2,396)	(3,602)
Proceeds from exercises of stock options	214	1,785
Repurchase of outstanding common stock	—	(20,014)
Payment of long term debt	(4,687)	(4,687)
Net cash (used in) provided by financing activities	(6,869)	8,482
Net increase (decrease) in cash and cash equivalents	4,219	(18,824)
Cash and cash equivalents at beginning of period	211,810	230,328
Cash and cash equivalents at end of period	$216,029	$211,504
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarter of fiscal years 2017 and 2016 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All significant intercompany balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, and the Company believes that the included disclosures are adequate to make the information presented not misleading. The Company evaluated all subsequent events through the date these interim condensed consolidated financial statements were issued.
On March 4, 2015, the Company completed the acquisition of Triune Systems, L.L.C. (“Triune”). On January 13, 2015, the Company completed the acquisition of EnVerv, Inc. (“EnVerv”). The consolidated financial statements include the results of operations of Triune and EnVerv commencing as of the acquisition dates.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016. The results reported in these interim condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
Segment Information
The Company's Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker (“CODM”) as defined by guidance regarding segment disclosures (see Note 14 for further discussion). In fiscal year 2015, the Company completed the reassessment of its operations in light of its restructuring efforts (see Note 17 for further discussion) and strategic business decisions. Based on this reassessment, the Company identified five operating segments in total. Four of the operating segments aggregate into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as “All others”), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. As a result, the financial activity associated with the Systems Innovation Group is reported separately from the Company's Semiconductor Products Group. This separate reporting is included in the “All others” category.
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
Derivatives and Hedging Activities
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Recent Accounting Pronouncements
In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method. Inventory measured using first-in, first-out or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
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

Note 2: Acquisitions
Triune Systems, L.L.C
On March 4, 2015, the Company acquired Triune Systems, L.L.C., a privately-held supplier of isolated switching, wireless charging and power management platforms targeted at, among other things, high and low power, high efficiency applications. Under the terms of the purchase agreement, the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million consisting of $35.0 million in cash paid at closing, with an additional cash consideration of $10.0 million, of which $9.5 million was paid in September 2015. The remaining $0.5 million is expected to be paid in the second quarter of fiscal year 2017. In March 2015, the Company borrowed $35.0 million under its revolving line of credit in connection with this acquisition (see Note 10 for discussion regarding Credit Facilities).
Subject to achieving certain future financial goals (“Triune Earn-out”), up to $70.0 million of contingent consideration will be paid over the next two years if certain revenue targets are achieved in each of the fiscal years 2017 and 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved.

The Triune Earn-out targets for fiscal year 2016 were not met and the Company does not expect the fiscal year 2017 or 2018 targets to be achieved. The fair value of the Triune Earn-out liability was zero as of May 1, 2016. See Note 12.

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

The Company’s allocation of the total purchase price for Triune is summarized below:

(in thousands)	At March 4, 2015
Current assets	$877
Property, plant, and equipment, net	226
Core technologies	10,000
Customer relationships	2,000
Goodwill	49,384
Current liabilities	(1,287)
Earn-out liability	(16,200)
Total acquisition consideration	$45,000

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

Note 3: Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
(in thousands, except per share amounts)	May 1, 2016	April 26, 2015
Net income (loss)	$6,887	$(142)

Weighted average common shares outstanding - basic	65,144	66,713
Dilutive effect of options and restricted stock units	408	0
Weighted average common shares outstanding - diluted	65,552	66,713

Basic earnings (loss) per common share	$0.11	$0.00
Diluted earnings (loss) per common share	$0.11	$0.00

Anti-dilutive shares not included in the above calculations	2,123	2,525
Basic earnings (loss) per common share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per common share incorporate the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.
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

The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in the first quarters of fiscal years 2017 or 2016.

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

	Three Months Ended
(in thousands)	May 1, 2016	April 26, 2015
Cost of sales	$377	$475
Selling, general and administrative	3,853	3,214
Product development and engineering	1,477	2,257
Stock-based compensation	$5,707	$5,946
Net change in stock-based compensation capitalized into inventory	$(5)	$74
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
Some of the restricted stock units granted in the first three months of fiscal year 2017 and prior years are classified as liabilities rather than equity. For grants classified as equity, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the grantee’s requisite service period. For grants classified as liabilities, stock-based compensation cost is measured at fair value at the end of each reporting period until the date of settlement, and is recognized as an expense over the grantee’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in the three months ended May 1, 2016 and April 26, 2015, respectively:

	Three Months Ended
	May 1, 2016	April 26, 2015
Expected lives, in years	4.1 - 4.5	4.2 - 4.3
Estimated volatility	32%	29%
Dividend yield	—	—
Risk-free interest rate	1.1%	1.24% - 1.27%
Weighted average fair value on grant date	$4.86	$7.38

Stock Option Awards. The Company has historically granted stock option awards to both employees and non-employee directors. The fair value of these grants was measured on the grant date. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 3-4 years).
The following table summarizes the activity for stock options for the three months ended May 1, 2016:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (in years)
Balance at January 31, 2016	1,507	$25.18	$962	$3,748	775
Options granted	227	17.59
Options exercised	(11)	16.56	36
Options cancelled/forfeited	(47)	24.85
Balance at May 1, 2016	1,676	$24.22	$2,247	$4,250	865
Exercisable at May 1, 2016	865	$26.06	$551			2.5
Performance-Based Units. The Company grants performance-based restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined cumulative three-year performance of the Company’s revenue and operating income measured against internal goals. The performance award which is granted in any fiscal year will be tied to the Company’s performance of that fiscal year and the succeeding two fiscal years. The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 594,032 shares and an additional 594,032 shares would be settled in cash. The Company would have a liability accrued under “Other liabilities” within the condensed consolidated balance sheet equal to the value of 594,032 shares on the settlement date, which would be settled in cash. Only cash performance-based restricted stock unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At May 1, 2016, the performance metrics associated with the outstanding awards issued in fiscal years 2017 and 2016 are expected to be met at a level which would result in a grant at 190% and 0% of target, respectively.
In the first quarter of fiscal year 2016, the Company granted performance-based vesting restricted stock units to select employees as part of the EnVerv acquisition. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined revenue target. In addition to the performance vesting condition, these awards have a requisite four year vesting term (which is also the requisite vesting period) whereby 25% will vest, subject to attainment of the performance condition, on each anniversary of the grant date. Under the terms of these awards, assuming the highest performance level of 100% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 24,000. At May 1, 2016, the performance metrics associated with the outstanding awards issued in fiscal year 2016 are not expected to be met which would result in none of the shares being issued.

The performance-based restricted stock units are valued as of the measurement date and expense is recognized on a straight line basis for the awards expected to vest based on the probability of attainment of the performance condition for each separately vesting portion of the award.

The following table summarizes the activity for performance-based restricted stock units for the three months ended May 1, 2016:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amounts)	Total Units	Units	Units	Recorded Liability
Balance at January 31, 2016	384	203	181	$237	$26.57	$1,925	1.5
Performance-based units granted	231	116	115		17.51
Performance-based units vested	—	—	—		—
Performance-based units cancelled/forfeited	—	—	—		—
Change in liability				(16)
Balance at May 1, 2016	615	319	296	$221	$23.18	$8,193	1.8

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
The following table summarizes the activity for market performance restricted stock units for the three months ended May 1, 2016:

		Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amounts)	Total Units
Balance at January 31, 2016	220	$15.59	$143	0.1
Market performance units granted	—	—
Market performance units vested	—	—
Market performance units cancelled/forfeited	—	—
Balance at May 1, 2016	220	$15.59	$—	0.0

Restricted Stock Units, Employees. The Company grants restricted stock units to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 4 years).

The following table summarizes the employees’ restricted stock unit activity for the three months ended May 1, 2016:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2016	2,032	$23.70		$35,692	2.4
Stock units granted	472	17.51
Stock units vested	(298)	28.07	$5,852
Stock units forfeited	(42)	21.61
Balance at May 1, 2016	2,164	$21.79		$38,151	2.5

(1)	Reflects the value of Semtech Corporation stock on the date that the restricted stock unit vested.
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

The restricted stock units that are to be settled in cash are accounted for as liabilities. Because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the non-employee directors’ activity for restricted stock units settled in cash for the three months ended May 1, 2016:

(in thousands, except for per unit amounts)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2016	28	$3,870	$19.70	$221	0.4
Stock units granted	1		18.50
Stock units vested	—		—
Stock units forfeited	—		—
Change in liability		456
Balance at May 1, 2016	29	$4,326	$19.65	$107	0.1
As of May 1, 2016, the total number of vested but unsettled restricted stock units for non-employee directors is 175,132 units. As of May 1, 2016, $3.7 million of the liability associated with these awards is included in “Other long-term liabilities” within the condensed consolidated balance sheet.

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
The following table summarizes the non-employee directors’ activity for restricted stock units settled with stock for the three months ended May 1, 2016:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2016	24	$19.70		$186	0.4
Restricted stock units granted	1	18.50
Restricted stock units vested	—	—	$—
Restricted stock units forfeited	—	—
Balance at May 1, 2016	25	$19.65		$70	0.1

(1)	There was no vesting during the reported period. This value would typically represent the value of Semtech Corporation stock on the date that the restricted stock unit vested.

Modification of Awards
On December 19, 2014 and August 17, 2015, the Company modified the equity awards of certain executive officers by providing for the acceleration of vesting upon termination of their employment in certain circumstances in connection with a change in control of the Company. These modifications impacted the stock awards of 12 executive employees and resulted in no incremental compensation cost for the fiscal year ended January 31, 2016 or the three months ended May 1, 2016.

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

As of May 1, 2016, the Company did not have any long-term investments.
The following table summarizes the Company’s available-for-sale investments:

	May 1, 2016			January 31, 2016
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Cash equivalents	$16,873	$16,873	$—	$16,866	$16,866	$—
Total investments	$16,873	$16,873	$—	$16,866	$16,866	$—
The following table summarizes the maturities of the Company’s available-for-sale investments:

	May 1, 2016		January 31, 2016
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$16,873	$16,873	$16,866	$16,866
After 1 year through 5 years	—	—	—	—
Total investments	$16,873	$16,873	$16,866	$16,866

Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale investments and are included in “Accumulated other comprehensive income” on the consolidated balance sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Three Months Ended
(in thousands)	May 1, 2016	April 26, 2015
Unrealized gain, net of tax	$(85)	$(54)
Increase to deferred tax liability	—	—
The company did not generate any significant interest income in the three month periods ended May 1, 2016 and April 26, 2015.

Equity and Cost Method Investments

The Company accounts for its equity investments under the cost method of accounting when it does not have the ability to exercise significant influence over the investees. For investments where the Company has the ability to exercise significant influence, it uses the equity method of accounting. During the first quarter of fiscal year 2016, the Company made investments in privately traded companies for cash consideration of $2.2 million. The Company made no investments in privately traded companies for cash consideration during the first quarter of fiscal year 2017. The Company’s total equity investments in privately traded companies were $20.2 million as of both May 1, 2016 and January 31, 2016 and are included in "Other assets" within the condensed consolidated balance sheets.
The Company has the following investments which are accounted for as cost method investments:

Entity Name	Investment Value
(in thousands)	May 1, 2016
MultiPhy Ltd.	$12,000
Skorpios Technologies Inc.	3,000
Guangdong Dapu Telecom Technology Co., Ltd.	3,300
Senet, Inc.	1,900
Jariet Technologies Inc.	—
Total	$20,200

The Company evaluated its cost method investments for indicators of impairment at May 1, 2016. The Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of the investments and as a result did not estimate the fair value of its investments.

On January 11, 2016, the Company announced that it had entered into a strategic agreement to accelerate the introduction of a 100Gbps single wavelength optical module solution. As part of this agreement, the Company made an investment under which it acquired preferred stock and a call option that is exercisable until June 30, 2018, that would allow it to purchase all of the outstanding equity of MultiPhy Ltd. ("MultiPhy") at a fixed price. The Company does not expect to exercise this option within the next twelve months.

Note 7: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of May 1, 2016				Fair Value as of January 31, 2016
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents	$16,873	$16,873	$—	$—	$16,866	$16,866	$—	$—
Derivative financial instruments	1,895	—	1,895	—	—	—	—	—
Total financial assets	$18,768	$16,873	$1,895	$—	$16,866	$16,866	$—	$—

Financial liabilities:
Triune Earn-Out	$—	$—	$—	$—	$—	$—	$—	$—
Cycleo Earn-Out	1,424	—	—	1,424	1,457	—	—	1,457
Derivative financial instruments	1	—	1	—	—	—	—	—
Total financial liabilities	$1,425	$—	$1	$1,424	$1,457	$—	$—	$1,457

The Company’s available-for-sale securities consist primarily of money market accounts that do not have a stated maturity date.

The fair values of the foreign exchange forward contracts are considered to be Level 2. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in the consolidated balance sheet under the caption “Other current assets” and the value of contracts in a loss position are recorded under the caption “Accrued liabilities” within the condensed consolidated balance sheets. Please see Note 19 for further discussion of our derivative instruments.
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

The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. For both the Triune Earn-out and Cycleo Earn-out, these companies have business profiles comparable to a start-up company. Accordingly, their revenue projections are subject to significant revisions. This characteristic has resulted in volatile changes to the measurement of fair value of the Triune Earn-out since the time of the acquisition

The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the previous estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

A reconciliation of the change in the earn-out liability during the three months ended May 1, 2016 is as follows:

(in thousands)	Cycleo	Triune	Total
Balance at January 31, 2016	$1,457	$—	$1,457
Changes in the fair value of contingent earn-out obligations	(33)	—	(33)
Balance as of May 1, 2016	$1,424	$—	$1,424
Financial assets measured and recorded at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheets as follows:

	Fair Value as of May 1, 2016				Fair Value as of January 31, 2016
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$16,873	$16,873	$—	$—	$16,866	$16,866	$—	$—
Derivative financial instruments	1,895	—	1,895	—	—	—	—	—
Total financial assets	$18,768	$16,873	$1,895	$—	$16,866	$16,866	$—	$—

Financial liabilities:
Cycleo Earn-Out	$1,424	$—	$—	$1,424	$1,457	$—	$—	$1,457
Derivative financial instruments	1	—	1	—	—	—	—	—
Total financial liabilities	$1,425	$—	$1	$1,424	$1,457	$—	$—	$1,457
During the three months ended May 1, 2016, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of May 1, 2016 and January 31, 2016, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 10) is $72.4 million and $77.1 million and Revolving Commitments (as defined in Note 10) is $181.0 million and $181.0 million at May 1, 2016 and January 31, 2016, respectively, both of which are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during the first three months of fiscal year 2017.

Note 8: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	May 1, 2016	January 31, 2016
Raw materials	$2,496	$2,094
Work in progress	38,977	40,940
Finished goods	21,061	20,841
Inventories	$62,534	$63,875

Note 9: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill were as follows:

(in thousands)	Signal Integrity	Power and High Reliability	Wireless and Sensing	Total
Balance at January 31, 2016	$261,891	$49,384	$18,428	$329,703
Additions	—	—	—	—
Balance at May 1, 2016	$261,891	$49,384	$18,428	$329,703

Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.
Goodwill is allocated to three reporting units (Signal Integrity, Power and High Reliability and Wireless and Sensing) (see Note 14). The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company will consider before reaching its conclusion about whether to perform the first step of the goodwill impairment test.
Goodwill was tested for impairment as of November 30, 2015, the date of the Company’s annual impairment review, at the reporting unit level for Signal Integrity, Power and High Reliability and Wireless and Sensing. The Company estimated the fair values using an income approach, as well as other generally accepted valuation methodologies. The cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered perpetual earnings growth rates for publicly traded peer companies.
Goodwill is measured at fair value on a non-recurring basis. That is, goodwill is not measured at fair value on an ongoing basis, but is subject to fair value adjustments using Level 3 inputs in certain circumstances (e.g., when there is evidence of impairment). At May 1, 2016, the Company concluded that there were no indicators of such impairment.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		May 1, 2016			January 31, 2016
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$148,210	$(79,308)	$68,902	$148,210	$(74,006)	$74,204
Customer relationships	5-10 years	30,030	(16,947)	13,083	30,030	(15,847)	14,183
Technology licenses (1)	2 years	100	(71)	29	100	(57)	43
Other intangibles assets	1-5 years	6,600	(6,600)	—	6,600	(6,600)	—
Total finite-lived intangible assets		$184,940	$(102,926)	$82,014	$184,940	$(96,510)	$88,430

(1)
Technology licenses relate to end-license agreements for intellectual property that is used by the Company in research and development activities and also has alternative future uses. Amortization expense related to technology licenses is reported as “Product development and engineering” in the condensed consolidated statements of operations.

For the three months ended May 1, 2016 and April 26, 2015, amortization expense related to acquired finite-lived intangible assets was $6.4 million and $6.2 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as “Intangible amortization” in the condensed consolidated statements of operations.

The estimated annual amount of future amortization expense for all finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer Relationships	Technology Licenses	Total
Remaining nine months of fiscal year 2017	$15,910	$3,300	$29	$19,239
Fiscal year 2018	21,213	4,400	—	25,613
Fiscal year 2019	17,801	4,400	—	22,201
Fiscal year 2020	9,970	950	—	10,920
Fiscal year 2021	3,056	33	—	3,089
Thereafter	952	—	—	952
Total expected amortization expense	$68,902	$13,083	$29	$82,014

As of May 1, 2016, the Company had no intangible assets classified as having an indefinite life.

Note 10: Credit Facilities

On May 2, 2013, Semtech Corporation, with each of its domestic subsidiaries as guarantors (the "Guarantors"), entered into a credit agreement (the "Credit Agreement") with the lenders referred to therein (the "Lenders") and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. In accordance with the Credit Agreement, the Lenders provided Semtech Corporation with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “Facilities”) for a five year term, consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving line of credit commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). The Revolving Commitments can be used as follows: up to $40.0 million for letters of credit, up to $25.0 million for swing line loans (as defined below), and up to $40.0 million for revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Swing line loans are Base Rate (as defined below) loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of May 1, 2016, there were no amounts outstanding under the letters of credit, swing line loans, and Alternative Currencies.
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
Interest on loans made under the Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) London Interbank Offered Rate (“LIBOR”) (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate (as published by The Wall Street Journal), (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Alternative Currencies, other than Canadian Dollars, accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by the administrative agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a Base Rate loan and swing line loan and quarterly for a Euro dollar rate loan. Interest is payable on the revolving line of credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional Term Loans, respectively. As of May 1, 2016, the interest rates payable on both the Term Loans and the Revolving Commitments was 2.31%.
As of May 1, 2016, there was $72.4 million outstanding under the Term Loans. Under the terms of the Credit Agreement, the Company is required to make $4.7 million in quarterly principal payments on the Term Loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payments will increase to $7.5 million. Quarterly principal payments for Term Loans are due beginning on the last day of the Company’s fiscal quarter-end and will continue through April 30, 2018. The principal payments related to the Term Loans are due as follows: $14.1 million remaining in fiscal year 2017; $24.4 million remaining in fiscal year 2018. The final remaining principal payment is due on the maturity date of May 1, 2018.
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $181.0 million at May 1, 2016 and is due on or before May 1, 2018. The Company may, upon notice to the administrative agent, at any time or from time to time voluntarily prepay the Term Loans or Revolving Commitments in whole or in part without premium or penalty. On March 4, 2015 the Company borrowed $35.0 million under the Revolving Commitments in connection with the acquisition of Triune (see Note 2).

All obligations of Semtech Corporation under the Facilities are unconditionally guaranteed by each of the Guarantors and are secured by a first priority security interest in substantially all of the assets of Semtech Corporation and the Guarantors, subject to certain customary exceptions.
Semtech Corporation and the Guarantors are subject to customary covenants under the Facilities, including the maintenance of a minimum interest ratio of 3.50:1.00 and a maximum total consolidated leverage ratio of 3.00:1.00. Semtech Corporation was in compliance with such financial covenants as of May 1, 2016.
The Facilities also contain customary provisions pertaining to events of default. If any event of default occurs, the principal, interest, and any other monetary obligations on all the then outstanding amounts can become due and payable immediately.

Note 11: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 35% due primarily to regional mix of income, valuation allowances in the U.S., and certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside of the U.S.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows:

(in thousands)
Balance at January 31, 2016	$8,432
Additions based on tax positions related to the current year	117
Reductions for tax positions of prior years, net	—
Reductions for settlements with tax authorities	(84)
Balance as of May 1, 2016	$8,465
The gross unrecognized tax benefit (before federal impact of state items) was $10.6 million at May 1, 2016 and January 31, 2016, respectively. Included in the balance of unrecognized tax benefits at May 1, 2016 and January 31, 2016, is $8.5 million and $8.4 million of net tax benefit (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate, subject to the valuation allowance.
The liability for UTP is reflected within the consolidated balance sheets as follows:

(in thousands)	May 1, 2016	January 31, 2016
Deferred tax assets - non-current	$7,195	$7,162
Other long-term liabilities	1,270	1,270
Total accrued taxes	$8,465	$8,432
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. The Company had approximately $293,000 of net interest and penalties accrued at May 1, 2016 and January 31, 2016.
Tax years prior to 2012 (the Company’s fiscal year 2013) are generally not subject to examination by the Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal years 2012 and 2013 and expects to close those audits within the next twelve months. The Company’s positions are expected to be sufficient to address matters that may arise under examination. For state returns, the Company is generally not subject to income tax examinations for years prior to 2011 (the Company’s fiscal year 2012). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2015. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

Note 12: Commitments and Contingencies

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. The Company also discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. The Company evaluates at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.

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

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the Company’s preliminary assessment following a November 2012 draft cleanup and abatement order, which has been reviewed under the October 2013 order pending the current appeal by the Company and other impacted parties, the Company determined a likely range of probable loss between $2.7 million and $5.7 million with respect to its former facility at Newbury Park, California. Based on recent determinations by the RWQCB and refinement of the draft remedial action plan, the Company has revised its likely range of probable loss to be between $5.3 million and $7.5 million.  Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the revised range of loss. Therefore, the Company has recorded the minimum amount of $5.3 million, $0.9 million of which is recorded under "Accrued liabilities" with the remaining $4.4 million recorded under “Other long-term liabilities” on the Company’s consolidated balance sheets. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement (“Cycleo Amended Earn-out”) with the former stockholders of Cycleo SAS (“Cycleo Earn-out Beneficiaries”), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period (“Cycleo Defined Earn-out Period”). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company recorded a liability for the Cycleo Amended Earn-out of $7.6 million and $6.3 million as of May 1, 2016 and January 31, 2016, respectively, of which $2.4 million is expected to be paid within twelve months.

Pursuant to the terms of the Triune Earn-out with the former members of Triune (“Triune Earn-out Beneficiaries”), which the Company acquired on March 4, 2015, the Company potentially may make payments totaling up to approximately $70.0 million based on achievement of certain revenue targets measured at each fiscal year end, starting with fiscal year 2016 and ending in fiscal year 2018. An additional payment of up to $16.0 million may be made based upon a combination of cumulative revenue and operating income targets measured from the acquisition date through the end of the Company’s fiscal year 2018. For certain of the Triune Earn-Out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Triune Earn-out targets for fiscal year 2016 were not met and the Company does not expect the fiscal year 2017 or 2018 targets to be achieved. Refer to Note 7 for additional discussion regarding fair value measurements.
A summary of earn-out liabilities by classification follows:

	Balance at May 1, 2016			Balance at January 31, 2016
(in thousands)	Cycleo	Triune	Total	Cycleo	Triune	Total
Compensation expense	$5,722	$—	$5,722	$4,397	$—	$4,397
Not conditional upon continued employment	1,424	—	1,424	1,457	—	1,457
Interest expense	492	—	492	405	—	405
Total liability	$7,638	$—	$7,638	$6,259	$—	$6,259

Amount expected to be settled within twelve months	$2,429	$—	$2,429	$2,155	$—	$2,155

Note 13: Concentration of Risk
The following significant customer accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended
(percentage of net sales)	May 1, 2016	April 26, 2015
Trend-tek Technology Ltd (and affiliates)	12%	7%
The Company did not have any customer that accounted for at least 10% of total net receivables as of May 1, 2016 or January 31, 2016.
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For the first quarter of fiscal years 2017 and 2016, respectively, approximately 25% and 30%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods.
In the first quarter of fiscal year 2017, authorized distributors accounted for approximately 65% of the Company’s net sales compared to approximately 64% in the first quarter of fiscal year 2016. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the first quarter of fiscal year 2017, our two largest distributors were based in Asia.

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

Net sales by segment are as follows:

	Three Months Ended
(in thousands)	May 1, 2016	April 26, 2015
Semiconductor Products Group	$130,940	$128,247
All others	205	1,841
Total	$131,145	$130,088
Income by segment and reconciliation to consolidated operating income:

	Three Months Ended
(in thousands)	May 1, 2016	April 26, 2015
Semiconductor Products Group	$27,454	$25,327
All others	(560)	(2,251)
Operating Income by segment	26,894	23,076
Items to reconcile segment operating income to consolidated income before taxes
Intangible amortization and impairments	6,403	6,163
Stock-based compensation expense	5,707	5,946
Changes in the fair value of contingent earn-out obligations	(33)	162
Environmental reserve	—	2,335
Other non-segment related expenses	1,242	3,038
Amortization of fair value adjustments related to acquired PP&E	308	548
Interest expense, net	1,930	1,834
Non-operating (income) expense, net	45	493
Income before taxes	$11,292	$2,557

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis for all periods.

	Three Months Ended
(in thousands, except percentages)	May 1, 2016		April 26, 2015
Signal Integrity	$69,882	53%	$54,309	41%
Protection	31,570	24%	37,127	29%
Wireless and Sensing	15,607	12%	22,798	18%
Power and High-Reliability	13,881	11%	14,013	11%
Systems Innovation	205	—%	1,841	1%
Total net sales	$131,145	100%	$130,088	100%
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended
	May 1, 2016	April 26, 2015
Asia-Pacific	77%	74%
North America	14%	17%
Europe	9%	9%
	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for one or more of the periods presented:

	Three Months Ended
(percentage of total sales)	May 1, 2016	April 26, 2015
China (including Hong Kong)	48%	43%
United States	10%	12%

The Company’s regional (loss) income from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	May 1, 2016	April 26, 2015
Domestic	$(7,545)	$(13,435)
Foreign	18,837	15,992
Total	$11,292	$2,557

Note 15: Stock Repurchase Program

The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. During the first three months of fiscal year 2017, the Company did not repurchase any shares under this program. In the first three months of fiscal year 2016, the Company repurchased 734,645 shares for $20.0 million.
As of May 1, 2016, the Company had repurchased $135.7 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $62.7 million. Under our stock repurchase program, the Company may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.
Note 16: Divestiture
In the first quarter of fiscal year 2016, the Company completed its divestiture of its defense and microwave communications infrastructure business to Jariet Technologies, Inc. (“Jariet”) in exchange for an equity interest in that company. For the three months ended April 26, 2015, the defense and microwave communications infrastructure business accounted for $4.1 million in net revenue and non-recurring engineering reimbursements. This business was part of the Sierra Monolithics, Inc. acquisition completed in December 2009.
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

Restructuring related liabilities are included in “Accrued liabilities” within the condensed consolidated balance sheets as of May 1, 2016 and January 31, 2016, respectively. Restructuring charges, if any, are presented in “Restructuring charge” within the condensed consolidated statements of income.
The following table summarizes the restructuring activity for the three months ended May 1, 2016:

(in thousands)	One-time employee termination benefits
Balance at January 31, 2016	$342
Adjustments	(9)
Cash payments	(205)
Balance at May 1, 2016	$128

Note 18: Variable Interest Entities

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
As of May 1, 2016, the Company’s maximum exposure to loss as a result of its investment in MultiPhy is limited to the $12.0 million investment as described further in Note 6. As part of its investment in MultiPhy, the Company received a call option that would allow the Company to purchase all of the outstanding equity of MultiPhy. The call option, which is currently out of the money, is exercisable until June 30, 2018.

Note 19: Derivatives and Hedging Activities

The Company is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc ("CHF"), Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and USD. The Company uses derivative financial instruments in the form of forward contracts, to mitigate risk associated with adverse movements in these foreign currency exchange rates on a portion of foreign denominated expenses expected to be realized over the next twelve months. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.

The Company records all derivatives in the condensed consolidated balance sheets at fair value, with assets included in "Other current assets" and liabilities included in "Accrued liabilities". The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The Company is currently applying hedge accounting to all foreign currency derivatives.

At May 1, 2016, the Company had the following open foreign currency contracts:

(in thousands)
Foreign Currency Derivative	Number of Instruments	Sell Notional Value		Buy Notional Value
Sell CHF/Buy USD Forward Contract	9	Fr.	8,016	$8,156
Sell CAD/Buy USD Forward Contract	9	C$	19,991	$14,289
Sell GBP/Buy USD Forward Contract	9		£5,302	$7,750
Total	27

These contracts, with maturities within the next twelve months, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive gain in shareholders’ equity. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income until the hedged item is recognized in revenue on the condensed consolidated statements of operations when the underlying hedged revenue is recognized. Any ineffective portions of cash flow hedges are recorded in "Non-operating (expense) income, net" on the Company’s condensed consolidated statements of operations. The Company presents its derivative assets and liabilities at their gross fair values on the condensed consolidated balance sheets.

The table below summarizes the carrying values of derivative instruments as of May 1, 2016 and January 31, 2016:

	Carrying Values of Derivative Instruments as of May 1, 2016
(in thousands)	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$1,895	$(1)	$1,894
Total derivatives	$1,895	$(1)	$1,894

	Carrying Values of Derivative Instruments as of January 31, 2016
	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$—	$—	$—
Total derivatives	$—	$—	$—

(1)	Assets are included in "Other current assets" and liabilities are included in "Accrued liabilities" in the condensed consolidated balance sheets.

(2)	The fair values of the foreign exchange forward contracts are considered to be Level 2. Please refer to Note 7.

The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended			Three months ended			Three months ended
(in thousands)	May 1, 2016	April 26, 2015		May 1, 2016	April 26, 2015		May 1, 2016	April 26, 2015
Sell CHF/Buy USD Forward Contract	$266	$—	Net sales	$17	$—	Other income / (expense)	$1	$—
Sell CAD/Buy USD Forward Contract	1,785	—	Net sales	141	—	Other income / (expense)	3	—
Sell GBP/Buy USD Forward Contract	(73)	—	Net sales	(71)	—	Other income / (expense)	—	—
	$1,978	$—		$87	$—		$4	$—

The amount of gains, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive income for the three months ended May 1, 2016 and April 26, 2015 was $1.9 million and $0.0 million, respectively. Any gains or losses under these contracts are expected to be realized and reclassed within the next twelve months.

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
Wireless and Sensing Products. We design, develop and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications, and specialized sensing products used in industrial and consumer applications. Our wireless products feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments. This makes them particularly suitable for machine to machine (“M2M”) and Internet of Things (“IoT”) applications. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Specifically, the proximity sensing capability of our devices enable advanced user interface solutions for mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets.
Power and High-Reliability Products. We design, develop and market power product devices that control, alter, regulate and condition the power within electronic systems. The highest volume product types within the power product line are switching voltage regulators, combination switching and linear regulators, smart regulators, charge pumps and wireless charging. Our Power products feature highly integrated functionality for the communications, industrial and computing markets and low-power, small form factor and high-efficiency products for smart phones and other mobile devices, notebook computers, computer peripherals and other consumer devices. The primary application for these products is power regulation for enterprise computing, communications, high-end consumer and industrial systems. Our high-reliability discrete semiconductor products are comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products that are typically used to convert alternating currents into direct currents and to protect circuits against very high voltage spikes or high current surges.

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
Our net sales by product line are as follows:

	Three Months Ended
(in thousands)	May 1, 2016	April 26, 2015
Signal Integrity	$69,882	$54,309
Protection	31,570	37,127
Wireless and Sensing	15,607	22,798
Power and High-Reliability	13,881	14,013
Systems Innovation	205	1,841
Total	$131,145	$130,088
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the first quarters of fiscal years 2017 and 2016 represented 53% and 52% of net sales, respectively. Sales made directly to customers during the first quarters of fiscal years 2017 and 2016 were 35% and 36% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. For the first quarter of fiscal years 2017 and 2016, respectively, approximately 25% and 30%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods. Foreign sales during the first quarter of fiscal years 2017 and 2016 constituted approximately 90% and 88%, respectively, of our net sales. Approximately 86% and 84% of foreign sales during the first quarters of fiscal years 2017 and 2016, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
Critical Accounting Policies and Estimates
In addition to the discussion below, you should refer to the disclosures regarding our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016.
Fiscal Periods
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarter of fiscal years 2017 and 2016 each consisted of 13 weeks.

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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded on the balance sheet under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of sales in the first three months of fiscal years 2017 or 2016.

The following table summarizes the deferred revenue balance:

(in thousands)	May 1, 2016	January 31, 2016
Deferred revenues	$7,486	$5,991
Deferred cost of revenues	(1,434)	(1,139)
Deferred revenue, net	6,052	4,852
Deferred product design and engineering recoveries	2,709	3,776
Total deferred revenue	$8,761	$8,628

Derivatives and Hedging Activities
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain our objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
In accordance with the FASB’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Results of Operations
The following table sets forth, for the periods indicated, our condensed consolidated statements of income (loss) expressed as a percentage of revenues.

	Three Months Ended
	May 1, 2016	April 26, 2015
Net sales	100.0%	100.0%
Cost of sales	40.1%	39.7%
Gross profit	59.9%	60.3%
Operating costs and expenses:
Selling, general and administrative	25.7%	28.8%
Product development and engineering	19.2%	22.8%
Intangible amortization	4.9%	4.7%
Changes in the fair value of contingent earn-out obligations	—%	0.1%
Total operating costs and expenses	49.8%	56.5%
Operating income	10.1%	3.8%
Interest expense, net	(1.5)%	(1.4)%
Non-operating expense, net	—%	(0.4)%
Income before taxes	8.6%	2.0%
Provision for taxes	3.4%	2.1%
Net income (loss)	5.3%	(0.1)%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	May 1, 2016	April 26, 2015
Domestic	$(7,545)	$(13,435)
Foreign	18,837	15,992
Total	$11,292	$2,557

Domestic loss from continuing operations includes amortization of acquired intangible assets and higher levels of stock-based compensation compared to foreign operations.

Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective December 15, 2018, with early adoption permitted. We are currently assessing the basis of adoption and evaluating the impact of the adoption of the update on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method. Inventory measured using first-in, first-out or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full- or modified-retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. This update will be effective beginning in the first quarter of fiscal year 2019. Early adoption is not permitted. We are currently assessing the basis of adoption and evaluating the impact of the adoption of the update on our consolidated financial statements.

Comparison of the Three Months Ended May 1, 2016 and April 26, 2015
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our unaudited financial statements in this report for a description of each market category):

	Three Months Ended
(in thousands, except percentages)	May 1, 2016		April 26, 2015
Enterprise Computing	$48,851	37%	$34,043	26%
Industrial	30,445	23%	34,383	26%
High-End Consumer (1)	27,022	21%	35,811	28%
Communications	24,827	19%	25,851	20%
Total	$131,145	100%	$130,088	100%

(1)
Approximately $8.7 million and $10.1 million of our total sales to Samsung Electronics (and affiliates), one of our significant customers, in the first quarter of fiscal years 2017 and 2016, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the first quarter of fiscal year 2017 were $131.1 million, an increase of 1% compared to $130.1 million for the first quarter of fiscal year 2016. During the first quarter of fiscal year 2017, we benefited from continued strength in sales of our passive optical network products that support the on-going infrastructure build-out in China and strong sales of our clock and data recovery products in support of our data center customers. This strength, in relation to the first quarter of fiscal year 2016, was offset by weakness in our high-end consumer end-market as a result of weaker demand from Korea based smartphone manufacturers and lower demand for our video and medical devices in the industrial end-market
Based on recent bookings trends and our backlog entering the quarter, we estimate net sales for the second quarter of fiscal year 2017 to be between $130.0 million and $140.0 million.

Gross Profit
In the first quarter of fiscal year 2017, gross profit increased to $78.5 million from $78.4 million in the first quarter of fiscal year 2016. Gross margins were 59.9% in the first quarter of fiscal year 2017 compared to 60.3% in the first quarter of fiscal year 2016.
In the second quarter of fiscal year 2017, we expect our gross profit margin to be similar in comparison to the first quarter of fiscal year 2017 as the benefits of higher cost absorption driven by our stronger demand outlook are offset by a less favorable product mix.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	May 1, 2016		April 26, 2015
Selling, general and administrative	$33,715	52%	$37,513	51%	(10)%
Product development and engineering	25,172	39%	29,678	40%	(15)%
Intangible amortization	6,403	10%	6,163	8%	4%
Changes in the fair value of contingent earn-out obligations	(33)	(1)%	162	1%	—%
Total operating costs and expenses	$65,257	100%	$73,516	100%	(11)%
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $3.8 million in the first quarter of fiscal year 2017 compared to the same quarter of fiscal year 2016. SG&A expense in the first quarter of fiscal year 2017 benefited from no reserve being taken for environmental remediation costs compared to reserves of $2.3 million in the first quarter of fiscal year 2016 and the non-reoccurrence of costs associated with our enterprise resource planning (“ERP”) software that was placed into service in the first quarter of fiscal year 2016.

Product Development and Engineering Expenses
Product development and engineering expenses decreased by $4.5 million in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 as a result of lower compensation expense and research and development spending, including cost savings associated with the restructuring activities undertaken in the past year. These savings were partially offset by development costs associated with our recent acquisitions of EnVerv, Inc. (“EnVerv”) and Triune LLC systems, L.L.C. (“Triune”).
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $6.4 million and $6.2 million in the first quarter of fiscal years 2017 and 2016, respectively. The higher amortization expense in the first quarter of fiscal year 2017 relates to in-process research and development that was reclassified from infinite lived to finite lived in the third quarter of fiscal year 2016.
Interest Expense, Net
Interest and amortization of debt discount and expense was $1.9 million and $1.8 million in the first quarter of fiscal year 2017 and 2016, respectively. The increase is primarily related to slightly higher interest rates associated with our elevated leverage ratios.

We expect the interest rate on our debt facility to increase as a result of our higher leverage ratio, resulting in a nominal increase to interest expense in the second quarter of fiscal year 2017.
Income Taxes
The effective tax rates for the first quarter of fiscal years 2017 and 2016 were a provision of 39.0% and 105.6%, respectively. In the first quarter of fiscal year 2017, we recorded an income tax provision of $4.4 million compared to $2.7 million in the first quarter of fiscal year 2016.
Our effective tax rate in the first quarter of fiscal year 2017 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided. As a result of the valuation reserves that we maintain against our U.S. based deferred tax assets, our effective tax rate is subject to extreme volatility during periods when our U.S. operations experience significant losses in relation to total income from continuing operations before income taxes, as they did in the first quarter of fiscal year 2016.
We intend to indefinitely reinvest all of our unremitted foreign earnings, and as a result, have not provided U.S. taxes on these earnings. We currently do not need these earnings to support our U.S. operations. If these unremitted foreign earnings are needed for our U.S. operations or can no longer be permanently reinvested outside the U.S., we would be required to accrue and pay U.S. taxes on these earnings.
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
As of May 1, 2016, our total stockholders’ equity was $540.0 million. At that date we also had approximately $216.0 million in cash and temporary investments, and $252.3 million of borrowings, net of debt discount.

Our primary sources and uses of cash for the corresponding periods are presented below:

	Three Months Ended
(in millions)	May 1, 2016	April 26, 2015
Sources of Cash
Operating activities	$13.8	$14.7
Proceeds from exercise of stock options	0.2	1.8
Borrowings under line of credit	—	35.0
	$14.0	$51.5
Uses of Cash
Capital expenditures on property, plant and equipment, net of sale proceeds	(2.7)	(4.9)
Purchases of other investments	—	(2.2)
Payment for employee stock-based compensation payroll taxes	(2.4)	(3.6)
Acquisitions, net of cash acquired	—	(34.9)
Payment of long-term debt	(4.7)	(4.7)
Repurchase of common stock	—	(20.0)
	$(9.8)	$(70.3)
Effect of exchange rate increase on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	$4.2	$(18.8)
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of May 1, 2016, our foreign subsidiaries held approximately $178.5 million of cash and cash equivalents compared to $170.7 million at January 31, 2016. Earnings previously taxed in the U.S. of $17.5 million could be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. As of May 1, 2016, our foreign subsidiaries had $526.2 million of unremitted earnings for which no Federal or state taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
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
Operating cash flow for the first three months of fiscal year 2017 was impacted by a $13.0 million prepayment to a strategic supplier to ensure capacity at their fabrication facility and several significant non-cash transaction related items including $11.9 million of depreciation, amortization, and impairment expense, and $5.7 million of stock-based compensation expense.
Investing Activities
Cash used for investing activities is primarily attributable to acquisitions, net of cash received, capital expenditures and other equity or cost method investments.
On March 4, 2015 we acquired Triune, a privately-held supplier of wireless charging and power management platforms targeted at, among other things, high and low power, high-efficiency applications. Under the terms of the purchase agreement the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million which consisted of $35.0 million in cash paid at closing and $10.0 million to be paid at a future date (“Deferred Payment”). To fund the Triune acquisition, we borrowed $35.0 million under our revolving line of credit in March 2015. In

September 2015, we paid $9.5 million of the Deferred Payment with the remaining $0.5 million expected to be paid in the second quarter of fiscal year 2017. Subject to achieving certain future financial goals (“Triune Earn-out”), up to $70.0 million of contingent consideration will be paid over the next two years if certain revenue targets are achieved in each of the fiscal years 2017 and 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. We do not expect the Triune Earn-out targets to be achieved and we do not expect to pay any associated contingent consideration.
Capital expenditures were $2.7 million for the first three months of fiscal year 2017 compared to $4.8 million for the first three months of fiscal year 2016. The decrease was due to deferred equipment purchases. We expect our capital spending to increase to approximately $10.5 million in the second quarter of fiscal year 2017 as we expand our test capacity in support of engineering and manufacturing functions.
Financing Activities
Cash provided by financing activities is primarily attributable to borrowings under our revolving commitments offset by principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
On May 2, 2013, we entered into a credit agreement with certain lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the “Credit Agreement”). In accordance with this Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million. Payments of long-term debt in the first three months of fiscal years 2017 and 2016 both included $4.7 million of scheduled principal payments. Under the terms of the Credit Agreement, we are required to make $4.7 million in quarterly principal payments on the term loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payment will increase to $7.5 million. On March 4, 2015 we borrowed $35.0 million under the revolving commitments in connection with our acquisition of Triune. As of May 1, 2016, we have $72.4 million outstanding under our term loans and $181.0 million outstanding under the revolving commitments.
Our interest rate under the Credit Agreement can be influenced by our leverage ratio, as defined in our Credit Agreement (“Leverage Ratio”). Our Leverage Ratio is influenced by our consolidated indebtedness and our adjusted earnings before interest, taxes, depreciation and amortization. Historically, our Leverage Ratio under the Credit Agreement has been between 1.50 and 2.25 which resulted in an interest rate margin of 1.75%. Primarily as a result of declining revenue, in the second quarter of fiscal year 2016, our leverage ratio exceeded 2.25 which resulted in our margin increasing to 1.875% in the third quarter of fiscal year 2016. In the fourth quarter of fiscal year 2016, our Leverage Ratio exceeded 2.50, and as a result our interest rate margin will increase to 2.25% starting in the second quarter of fiscal year 2017, resulting in a quarterly increase in interest expense of $0.2 million. We expect our Leverage Ratio to decline below 2.50 in the second quarter of fiscal year 2017.
We currently have in effect a stock repurchase program (the “Program”). This Program represents one of our principal efforts to return value to our stockholders. We did not repurchase any shares under this Program in the first three months of fiscal year 2017. In the first three months of fiscal year 2016, we repurchased 734,645 shares under this Program for $20.0 million. We currently have $62.7 million available under this Program that may be used for future repurchases.
In the first three months of fiscal year 2017, we received $0.2 million in proceeds from the exercise of stock options compared to $1.8 million in the first three months of fiscal year 2016.
We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.
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

Contractual Obligations
There were no material changes in our contractual obligations during the first three months of fiscal year 2017 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the SEC on March 31, 2016.
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
We make available free of charge, either by direct access on our website or by a link to the SEC website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for fiscal year 2016 that ended on January 31, 2016 filed with the SEC on March 31, 2016. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
We do not engage in the trading of derivative financial instruments in the normal course of business to mitigate our risk related to interest rates. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.3 million as a result of the Company’s variable-rate debt, including the effect of the interest rate contract. The effect of the 100 basis points increase would not be expected to significantly impact the fair value of our variable-rate debt.

We are subject to risks related to changes in foreign currency exchange rates as we experience expenses denominated in foreign currencies. As a result, changes in exchange rate fluctuations may positively or negatively affect results of operations. We enter into forward contracts to hedge anticipated foreign currency denominated transactions generally expected to occur within the next 12 months. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, these cash flow hedges are designated for hedge accounting treatment and gains and losses on these contracts are recorded in accumulated other comprehensive income in stockholder's equity and reclassified into earnings at the time that the related transactions being hedged are recognized in earnings. Please see Note 19 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report for further discussion of our derivative instruments.

A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $1.4 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $1.9 million in the fair value of our foreign currency forward contracts.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of May 1, 2016.

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
You should carefully consider and evaluate all of the information in this Quarterly Report on Form 10-Q and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the SEC on March 31, 2016. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the SEC on March 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the first quarter of fiscal year 2017.
Issuer Purchase of Equity Securities
We did not purchase any shares of our common stock during the first quarter of fiscal year 2017.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Option Award Certificate	Filed herewith

10.2	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Deferred)	Filed herewith

10.3	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Non-Deferred)	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

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

SEMTECH CORPORATION
Registrant

Date: June 1, 2016	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: June 1, 2016	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer