Form 10-Q
period 2016-07-31
SEMTECH CORP
filed 2016-08-31
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at August 26, 2016: 65,566,678

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2016

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
Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	fluctuation in the Company’s future results;

•	downturns in the business cycle;

•	reduced demand for the Company’s products, including due to global economic conditions;

•	business interruptions;

•	the Company’s reliance on a limited number of suppliers and subcontractors for components and materials;

•	potentially insufficient liability insurance if the Company’s products are found to be defective;

•	obsolete inventories as a result of changes in demand and change in life cycles for the Company’s products;

•	the Company’s inability to successfully develop and sell new products;

•	lengthy and expensive product qualification processes without any assurance of product sales;

•	the Company’s products failing to meet industry standards;

•	the Company’s inability to protect intellectual property rights;

•	the Company suffering losses if its products infringe the intellectual property rights of others;

•	the Company’s need to commit resources to product production prior to receipt of purchase commitments;

•	increased business risk from foreign customers;

•	the Company’s foreign currency exposures;

•	potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries;

•	export restrictions and laws affecting the Company’s trade and investments;

•	competition against larger, more established entities;

•	increased competition due to industry consolidation;

•	the loss of any one of the Company’s significant customers;

•	volatility of customer demand;

•	termination of a contract by a distributor;

•	government regulations and other standards, including those that impose operational and reporting requirements;

•	the Company’s failure to comply with applicable environmental regulations;

•	compliance with conflict minerals regulations;

•	increase in the Company’s cost of doing business as a result of having to comply with the codes of conduct of certain of the Company’s customers and suppliers;

•	changes in tax laws and review by taxing authorities;

•	taxation of the Company in other jurisdictions;

•	the Company’s failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	the Company’s limited experience with government contracting;

•	potential government investigations and inquiries;

•	loss of the Company’s key personnel;

•
risks associated with companies the Company has acquired in the past and may acquire in the future and the Company’s ability to successfully integrate acquired businesses and benefit from expected synergies;

•	the Company may be required to recognize additional impairment charges;

•	the Company may be adversely affected by new accounting pronouncements;

•	the Company’s ability to generate cash to service its debt obligations;

•	restrictive covenants in the Company’s credit agreement which may restrict its ability to pursue its business strategies;

•	the Company’s reliance on certain critical information systems for the operation of its business;

•	costs associated with the Company’s indemnification of certain customers, distributors and other parties;

•	the Company’s share price could be subject to extreme price fluctuations;

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

•
the Company’s ability to realize expected benefits from the implementation of a new enterprise resource planning (“ERP”) system, and disruption of the Company’s operations caused by the adjustment to the new ERP system and the transition from the Company’s legacy systems and databases.

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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Net sales	$135,911	$125,712	$267,056	$255,800
Cost of sales	54,136	50,136	106,757	101,824
Gross profit	81,775	75,576	160,299	153,976
Operating costs and expenses:
Selling, general and administrative	32,824	33,798	66,538	71,635
Product development and engineering	26,325	28,239	51,497	57,917
Intangible amortization	6,328	6,177	12,731	12,340
Changes in the fair value of contingent earn-out obligations	(129)	730	(162)	568
Restructuring charge	—	3,564	—	3,564
Total operating costs and expenses	65,348	72,508	130,604	146,024
Operating income	16,427	3,068	29,695	7,952
Interest expense, net	(2,037)	(1,900)	(3,967)	(3,734)
Non-operating (expense) income, net	(136)	117	(181)	(376)
Income before taxes	14,254	1,285	25,547	3,842
Provision for taxes	5,276	1,598	9,681	4,297
Net income (loss)	$8,978	$(313)	$15,866	$(455)
Earnings (loss) per share:
Basic	$0.14	$(0.00)	$0.24	$(0.01)
Diluted	$0.14	$(0.00)	$0.24	$(0.01)
Weighted average number of shares used in computing earnings per share:
Basic	65,299	65,920	65,222	66,319
Diluted	65,905	65,920	65,723	66,319
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Net income (loss)	$8,978	$(313)	$15,866	$(455)
Other comprehensive (loss) income, before tax:
Foreign currency hedge:
Unrealized (loss) gain on foreign currency cash flow hedges	(1,235)	—	743	—
Adjustment for net gains realized and included in net income	(371)	—	(458)	—
Interest rate hedge:
Change in unrealized loss on interest rate cap	—	(14)	—	(33)
Adjustment for net losses realized and included in interest expense	—	154	85	269
Other comprehensive (loss) income, before tax	(1,606)	140	370	236
Provision for taxes related to items of other comprehensive income (loss)	—	(56)	—	(98)
Other comprehensive (loss) income, net of tax	(1,606)	84	370	138
Total comprehensive income (loss)	$7,372	$(229)	$16,236	$(317)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 31, 2016	January 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$238,887	$211,810
Accounts receivable, less allowances of $5,225 at July 31, 2016 and $7,793 at January 31, 2016	56,953	44,132
Inventories	62,483	63,875
Prepaid taxes	5,636	5,236
Assets held for sale	3,312	—
Other current assets	13,172	16,168
Total current assets	380,443	341,221
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $152,516 at July 31, 2016 and $143,782 at January 31, 2016	97,408	101,006
Deferred tax assets	7,355	7,354
Goodwill	329,703	329,703
Other intangible assets, net	74,362	88,430
Other assets	59,399	43,803
TOTAL ASSETS	$948,670	$911,517
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,257	$35,486
Accrued liabilities	41,218	41,204
Deferred revenue	9,810	8,628
Current portion - long-term debt	18,138	18,569
Total current liabilities	111,423	103,887
Non-current liabilities:
Deferred tax liabilities	16,298	6,802
Long term debt, less current portion	229,591	239,177
Other long-term liabilities	39,374	33,600
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,333,010 outstanding on July 31, 2016 and 78,136,144 issued and 64,998,368 outstanding on January 31, 2016	785	785
Treasury stock, at cost, 12,803,134 shares as of July 31, 2016 and 13,137,776 shares as of January 31, 2016	(260,672)	(266,175)
Additional paid-in capital	381,702	379,508
Retained earnings	429,146	413,280
Accumulated other comprehensive income	1,023	653
Total stockholders’ equity	551,984	528,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$948,670	$911,517
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 31, 2016	July 26, 2015
Cash flows from operating activities:
Net income (loss)	$15,866	$(455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairments	23,887	24,020
Accretion of deferred financing costs and debt discount	332	660
Deferred income taxes	9,495	(430)
Stock-based compensation	11,804	8,282
Earn-out liabilities	(162)	568
Environmental reserve	(66)	2,855
Loss on disposition of property, plant and equipment	66	23
Changes in assets and liabilities:
Accounts receivable, net	(12,821)	7,977
Inventories	1,374	(6,335)
Prepaid expenses and other assets	(12,643)	988
Accounts payable	3,170	15,960
Accrued liabilities	5,070	(9,353)
Deferred revenue	1,182	1,042
Income taxes payable and prepaid taxes	(4,859)	1,398
Other liabilities	3,772	1,546
Net cash provided by operating activities	45,467	48,746
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,348)	(8,244)
Acquisitions, net of cash acquired	—	(34,932)
Purchases of other investments	(1,248)	(3,230)
Proceeds from sale of equity investments	—	5,261
Net cash used in investing activities	(6,596)	(41,145)
Cash flows from financing activities:
Borrowings under line of credit	—	35,000
Payment for employee stock-based compensation payroll taxes	(2,849)	(4,073)
Proceeds from exercises of stock options	968	2,968
Repurchase of outstanding common stock	(539)	(49,847)
Payment of long term debt	(9,374)	(9,375)
Net cash used in financing activities	(11,794)	(25,327)
Net increase (decrease) in cash and cash equivalents	27,077	(17,726)
Cash and cash equivalents at beginning of period	211,810	230,328
Cash and cash equivalents at end of period	$238,887	$212,602
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
Industrial: video broadcast equipment, automated meter reading, Internet of Things (“IoT”), smart grid, wireless charging, military and aerospace, medical, security systems, automotive, industrial and home automation, video security and surveillance and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The second quarter of fiscal years 2017 and 2016 each consisted of 13 weeks.
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
These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
Segment Information
The Company’s Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker (“CODM”) as defined by guidance regarding segment disclosures (see Note 14 for further discussion). In fiscal year 2016, the Company updated its assessment of its operations in light of its restructuring efforts (see Note 17 for further discussion) and strategic business decisions. Based on this assessment, the Company identified five operating segments in total. Four of the operating segments aggregate into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as “All others”), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. As a result, the financial activity associated with the Systems Innovation Group is reported separately from the Company’s Semiconductor Products Group. This separate reporting is included in the “All others” category. On August 5, 2016, the Company completed its divestiture of its Snowbush IP business (previously part of the Company’s Systems Innovation Group) to Rambus Inc. (“Rambus”) for a purchase price of approximately $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. Following this divestiture, beginning in the third quarter of fiscal year 2017, the Company will no longer have a Systems Innovation Group or an “All others” category.
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
Recent Accounting Pronouncements
In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which will require that substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which will apply to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will require an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full- or modified-retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. This update will be effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is not permitted. The Company is currently assessing the basis of adoption and evaluating the impact of the adoption of the update on its consolidated financial statements.

Note 2: Acquisitions
Triune Systems, L.L.C
On March 4, 2015, the Company acquired Triune Systems, L.L.C., a privately-held supplier of isolated switching, wireless charging and power management platforms targeted at, among other things, high and low power, high efficiency applications. Under the terms of the purchase agreement, the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million consisting of $35.0 million in cash paid at closing, with an additional cash consideration of $10.0 million of which $9.5 million was paid in September 2015 and $0.5 million was paid in the second quarter of fiscal year 2017. In March 2015, the Company borrowed $35.0 million under its revolving line of credit in connection with this acquisition (see Note 10 for discussion regarding Credit Facilities).
Subject to achieving certain future financial goals (“Triune Earn-out”), up to $70.0 million of contingent consideration will be paid over the next two years if certain net revenue targets are achieved in each of fiscal years 2017 and 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative net revenue and contribution margin targets are achieved.

The Triune Earn-out targets for fiscal year 2016 were not met and the Company does not expect the fiscal year 2017 or 2018 targets to be achieved. The fair value of the Triune Earn-out liability was zero as of July 31, 2016. See Notes 7 and 12.

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

Triune’s technology complemented the portfolio of products offered in the Company’s legacy Power and High-Reliability reporting unit. The Company concluded that the Triune and legacy Power and High-Reliability components should be aggregated and deemed a single reporting unit after considering similarities among different economic characteristics such as concentration of key customers, unit selling price decreases, increased competitors due to market expansion and chain of command of the newly acquired business.
Net revenues and earnings attributable to Triune since the acquisition date have not been material. Pro forma results of operations have not been presented as Triune’s annual operating results are not material to the Company’s consolidated financial results.

EnVerv, Inc.
On January 13, 2015, the Company paid $4.9 million to acquire select assets from EnVerv, Inc., a privately-held supplier of power line communications and Smart Grid solutions targeted at advanced metering infrastructure, home energy management systems and IoT applications. The Company has concluded that the acquired assets constituted a business and accordingly accounted for this transaction as a business combination.
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
Net revenues and earnings attributable to EnVerv since the acquisition date have not been material. Pro forma results of operations have not been presented as EnVerv’s annual operating results are not material to the Company’s consolidated financial statements.
Note 3: Earnings (Loss) per Share
The computation of basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Net income (loss)	$8,978	$(313)	$15,866	$(455)

Weighted average common shares outstanding - basic	65,299	65,920	65,222	66,319
Dilutive effect of options and restricted stock units	606	—	501	—
Weighted average common shares outstanding - diluted	65,905	65,920	65,723	66,319

Basic earnings (loss) per common share	$0.14	$(0.00)	$0.24	$(0.01)
Diluted earnings (loss) per common share	$0.14	$(0.00)	$0.24	$(0.01)

Anti-dilutive shares not included in the above calculations	1,466	2,894	1,774	2,418
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per common share incorporate the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of stock options and the vesting of restricted stock.

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
The Company includes revenue related to technology licenses as part of “Net sales.” Historically, revenue from these arrangements has not been significant though it is part of the Company's recurring ordinary business.
The Company defers revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, the Company has concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. The Company estimates the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using standard costs which is expected to approximate actual costs at the date of sale. The estimated deferred gross margins on these sales, where there are no outstanding receivables, are recorded on the condensed consolidated balance sheets under the heading of “Deferred revenue.”
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in the second quarters of fiscal years 2017 or 2016.
The Company records a provision for sales rebates in the same period as the related revenues are recorded. These estimates are based on sales activity during the period. Actual rebates given could be different from our estimates and current provisions for sales rebates, resulting in future charges to earnings. The estimated sales rebates for sales activity during the period where there are no outstanding receivables are recorded on the condensed consolidated balance sheets under the heading of “Accrued liabilities.” The portion of the estimated sales rebate where there are outstanding receivables is recorded on the balance sheet as a reduction to accounts receivable.

Note 5: Stock-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax, stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended July 31, 2016 and July 26, 2015.

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Cost of sales	$372	$400	$749	$875
Selling, general and administrative	4,183	(141)	8,036	3,073
Product development and engineering	1,542	2,076	3,019	4,333
Stock-based compensation	$6,097	$2,335	$11,804	$8,281
Net change in stock-based compensation capitalized into inventory	$(13)	$204	$(18)	$279
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
Some of the restricted stock units granted in the first six months of fiscal year 2017 and prior years are classified as liabilities rather than equity. For grants classified as equity, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the grantee’s requisite service period. For grants classified as liabilities, stock-based compensation cost is measured at fair value at the end of each reporting period until the date of settlement, and is recognized as an expense over the grantee’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in the three and six months ended July 31, 2016 and July 26, 2015, respectively:

	Three Months Ended		Six Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Expected lives, in years	4.2	4.2	4.1 - 4.5	4.2 - 4.3
Estimated volatility	32%	32%	32%	29% - 32%
Dividend yield	—	—	—	—
Risk-free interest rate	1.3%	1.3%	1.1% - 1.3%	1.24% - 1.29%
Weighted average fair value on grant date	$5.84	$6.50	$4.86	$7.32

Stock Options. The Company has historically granted stock options to both employees and non-employee directors. The fair values of these grants were measured on the grant date. The grant dates for these awards are equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 3-4 years).
The following table summarizes the activity for stock options for the six months ended July 31, 2016:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (in years)
Balance at January 31, 2016	1,507	$25.18	$962	$3,748	775
Options granted	228	17.61
Options exercised	(53)	17.64	292
Options cancelled/forfeited	(78)	22.52
Balance at July 31, 2016	1,604	$24.48	$4,311	$3,542	865
Exercisable at July 31, 2016	865	$26.56	$1,073			2.4
Performance-Based Restricted Stock Units. The Company grants performance-based restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined cumulative three-year performance of the Company’s net revenue and non-GAAP operating income measured against internal goals. The performance award which is granted in any fiscal year will be tied to the Company’s performance of that fiscal year and the succeeding two fiscal years. The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 582,032 shares and an additional 582,032 shares would be settled in cash. The Company would have a liability accrued under “Other liabilities” within the condensed consolidated balance sheet equal to the value of 582,032 shares on the settlement date, which would be settled in cash. Only cash performance-based restricted stock unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At July 31, 2016, the performance metrics associated with the outstanding awards issued in fiscal years 2017 and 2016 are expected to be met at a level which would result in a grant at 190% and 0% of target, respectively.
In the first quarter of fiscal year 2016, the Company granted performance-based vesting restricted stock units to select employees as part of the EnVerv acquisition. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined net revenue target. In addition to the performance vesting condition, these awards have a requisite four year vesting term (which is also the requisite vesting period) whereby 25% will vest, subject to attainment of the performance condition, on each anniversary of the grant date. Under the terms of these awards, assuming the highest performance level of 100% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 24,000. At July 31, 2016, the performance metrics associated with the outstanding awards issued in fiscal year 2016 are not expected to be met which would result in none of the shares being issued.

The performance-based restricted stock units are valued as of the measurement date and expense is recognized on a straight line basis for the awards expected to vest based on the probability of attainment of the performance condition for each separately vesting portion of the award.

The following table summarizes the activity for performance-based restricted stock units for the six months ended July 31, 2016:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amounts)	Total Units	Units	Units	Recorded Liability
Balance at January 31, 2016	384	203	181	$237	$26.57	$1,925	1.5
Performance-based units granted	231	116	115		17.51
Performance-based units vested	—	—	—		—
Performance-based units cancelled/forfeited	(12)	(6)	(6)		17.51
Change in liability				321
Balance at July 31, 2016	603	313	290	$558	$23.29	$7,989	1.6

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
The following table summarizes the activity for market performance restricted stock units for the six months ended July 31, 2016:

		Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amounts)	Total Units
Balance at January 31, 2016	220	$15.59	$143	0.1
Market performance units granted	—	—
Market performance units vested	—	—
Market performance units cancelled/forfeited	—	—
Balance at July 31, 2016	220	$15.59	$—	0.0

Restricted Stock Units, Employees. The Company grants restricted stock units to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 4 years).

The following table summarizes the employees’ restricted stock unit activity for the six months ended July 31, 2016:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2016	2,032	$23.70		$35,692	2.4
Stock units granted	629	18.38
Stock units vested	(360)	27.82	$7,152
Stock units forfeited	(128)	20.56
Balance at July 31, 2016	2,173	$21.67		$35,623	2.4

(1)	Reflects the value of Semtech Corporation stock on the date that the restricted stock unit vested.
Restricted Stock Units, Cash Settled, Non-Employee Directors. The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. In June 2015, the Company changed its director compensation program so that a portion of the restricted stock units granted under the program would be settled in cash and a portion would be settled in stock. Restricted stock units awarded under the program are scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the annual meeting of shareholders in the year following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from the board of directors. The portion of a restricted stock unit award under the program that is to be settled in stock will, subject to vesting, be settled promptly following vesting. There were no changes to the terms and conditions of the existing awards.

The restricted stock units that are to be settled in cash are accounted for as liabilities. Because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the non-employee directors’ activity for restricted stock units settled in cash for the six months ended July 31, 2016:

(in thousands, except for per unit amounts)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2016	28	$3,870	$19.70	$221	0.4
Stock units granted	25		23.40
Stock units vested	(30)		19.65
Stock units forfeited	—		—
Change in liability		565
Balance at July 31, 2016	23	$4,435	$23.67	$580	0.9
As of July 31, 2016, the total number of vested but unsettled restricted stock units for non-employee directors is 173,657 units. As of July 31, 2016, $4.4 million of the liability associated with these awards is included in “Other long-term liabilities” within the condensed consolidated balance sheet.

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
The following table summarizes the non-employee directors’ activity for restricted stock units settled with stock for the six months ended July 31, 2016:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2016	24	$19.70		$186	0.4
Stock units granted	21	23.40
Stock units vested	(25)	24.16	$—
Stock units forfeited	—	—
Balance at July 31, 2016	20	$23.67		$70	0.9

(1)	There was no vesting during the reported period. This value would typically represent the value of Semtech Corporation stock on the date that the restricted stock unit vested.

Modification of Awards
On December 19, 2014 and August 17, 2015, the Company modified the equity awards of certain executive officers by providing for the acceleration of vesting upon termination of their employment in certain circumstances in connection with a change in control of the Company. These modifications impacted the stock awards of 12 executive employees and resulted in no incremental compensation cost for the fiscal year ended January 31, 2016 or the three or six month periods ended July 31, 2016 and July 26, 2015.

Note 6: Investments
Investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and United States (“U.S.”) government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, with original maturity dates in excess of three months. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have original maturities in excess of twelve months. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Non-operating expense, net” within the unaudited condensed consolidated statements of operations.
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
As of July 31, 2016, the Company did not have any long-term investments.
The following table summarizes the Company’s available-for-sale investments:

	July 31, 2016			January 31, 2016
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Cash equivalents	$16,901	$16,901	$—	$16,866	$16,866	$—
Total investments	$16,901	$16,901	$—	$16,866	$16,866	$—
The following table summarizes the maturities of the Company’s available-for-sale investments:

	July 31, 2016		January 31, 2016
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$16,901	$16,901	$16,866	$16,866
After 1 year through 5 years	—	—	—	—
Total investments	$16,901	$16,901	$16,866	$16,866
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale investments and are included in “Accumulated other comprehensive income” within the condensed consolidated balance sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Unrealized gain (loss), net of tax	$—	$84	$(85)	$138
Increase to deferred tax liability	—	56	—	98
The Company did not generate any significant interest income in the three or six month periods ended July 31, 2016 and July 26, 2015.
Equity and Cost Method Investments
The Company accounts for its equity investments under the cost method of accounting when it does not have the ability to exercise significant influence over the investees. For investments where the Company has the ability to exercise significant influence, it uses the equity method of accounting. The Company’s total equity investments were $20.2 million as of both July 31, 2016 and January 31, 2016. All of these investments are in private companies and are included in “Other assets” within the condensed consolidated balance sheets.
The Company has the following investments which are accounted for as cost method investments:

Entity Name	Investment Value
(in thousands)	July 31, 2016
MultiPhy Ltd.	$12,000
Skorpios Technologies Inc.	3,000
Guangdong Dapu Telecom Technology Co., Ltd.	3,300
Senet, Inc.	1,900
Jariet Technologies Inc.	—
Total	$20,200
The Company evaluated its cost method investments for indicators of impairment at July 31, 2016. The Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of the investments and as a result did not estimate the fair value of its investments.
On January 11, 2016, the Company announced that it had entered into a strategic agreement to accelerate the introduction of a 100Gbps single wavelength optical module solution. As part of this agreement, the Company made an investment under which the Company acquired preferred stock and a call option that is exercisable through June 30, 2018, that would allow the Company to purchase all of the outstanding equity of MultiPhy Ltd. (“MultiPhy”) at a fixed price. The Company does not expect to exercise this option within the next twelve months.

Note 7: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	Fair Value as of July 31, 2016				Fair Value as of January 31, 2016
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents	$16,901	$16,901	$—	$—	$16,866	$16,866	$—	$—
Derivative financial instruments	766	—	766	—	—	—	—	—
Total financial assets	$17,667	$16,901	$766	$—	$16,866	$16,866	$—	$—

Financial liabilities:
Triune Earn-out	$—	$—	$—	$—	$—	$—	$—	$—
Cycleo Earn-out	1,295	—	—	1,295	1,457	—	—	1,457
Derivative financial instruments	483	—	483	—	—	—	—	—
Total financial liabilities	$1,778	$—	$483	$1,295	$1,457	$—	$—	$1,457
The Company’s available-for-sale securities consist primarily of money market accounts that do not have a stated maturity date.
The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in the condensed consolidated balance sheets under the caption “Other current assets” and the value of contracts in a loss position are recorded under the caption “Accrued liabilities” within the condensed consolidated balance sheets. Please see Note 19 for further discussion of the Company’s derivative instruments.
The Triune Earn-out liability is valued utilizing estimates of annual revenue and operating income (Level 3 inputs) during a period of approximately two-years ending January 2018. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Cycleo Earn-out liability (see “Earn-out Liability” in Note 12) is valued utilizing estimates of annual revenue and operating income (Level 3 inputs) during a four-year period ending April 2020. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. For both the Triune Earn-out and Cycleo Earn-out, these companies have business profiles comparable to a start-up company. Accordingly, their respective revenue projections are subject to significant revisions. This characteristic has resulted in volatile changes to the measurement of fair value of the Triune Earn-out since the time of the Triune acquisition.
The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the previous estimates. Changes in the estimated fair value of the Company’s contingent earn-out liabilities related to the time component of the present value calculation are reported in "Interest expense" within the unaudited condensed consolidated statements of operations. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

A reconciliation of the change in the earn-out liability during the six months ended July 31, 2016 is as follows:

(in thousands)	Cycleo	Triune	Total
Balance at January 31, 2016	$1,457	$—	$1,457
Changes in the fair value of contingent earn-out obligations	(162)	—	(162)
Balance as of July 31, 2016	$1,295	$—	$1,295
Financial assets measured and recorded at fair value on a recurring basis were presented within the Company’s condensed consolidated balance sheets as follows:

	Fair Value as of July 31, 2016				Fair Value as of January 31, 2016
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$16,901	$16,901	$—	$—	$16,866	$16,866	$—	$—
Derivative financial instruments	766	—	766	—	—	—	—	—
Total financial assets	$17,667	$16,901	$766	$—	$16,866	$16,866	$—	$—

Financial liabilities:
Cycleo Earn-Out	$1,295	$—	$—	$1,295	$1,457	$—	$—	$1,457
Derivative financial instruments	483	—	483	—	—	—	—	—
Total financial liabilities	$1,778	$—	$483	$1,295	$1,457	$—	$—	$1,457
During the six months ended July 31, 2016, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of July 31, 2016 and January 31, 2016, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 10) is $67.8 million and $77.1 million and Revolving Commitments (as defined in Note 10) is $181.0 million as of both July 31, 2016 and January 31, 2016, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during the first six months of fiscal year 2017.
Note 8: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	July 31, 2016	January 31, 2016
Raw materials	$2,993	$2,094
Work in progress	41,500	40,940
Finished goods	17,990	20,841
Inventories	$62,483	$63,875

Note 9: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill were as follows:

(in thousands)	Signal Integrity	Power and High Reliability	Wireless and Sensing	Total
Balance at January 31, 2016	$261,891	$49,384	$18,428	$329,703
Additions	—	—	—	—
Balance at July 31, 2016	$261,891	$49,384	$18,428	$329,703
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
Goodwill is measured at fair value on a non-recurring basis. That is, goodwill is not measured at fair value on an ongoing basis, but is subject to fair value adjustments using Level 3 inputs in certain circumstances (e.g., when there is evidence of impairment). At July 31, 2016, the Company concluded that there were no indicators of such impairment.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		July 31, 2016			January 31, 2016
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$144,930	$(82,568)	$62,362	$148,210	$(74,006)	$74,204
Customer relationships	5-10 years	30,030	(18,047)	11,983	30,030	(15,847)	14,183
Technology licenses (1)	2 years	100	(83)	17	100	(57)	43
Other intangibles assets	1-5 years	6,600	(6,600)	—	6,600	(6,600)	—
Total finite-lived intangible assets		$181,660	$(107,298)	$74,362	$184,940	$(96,510)	$88,430

(1)
Technology licenses relate to end-license agreements for intellectual property that is used by the Company in research and development activities and also has alternative future uses. Amortization expense related to technology licenses is reported as “Product development and engineering” within the unaudited condensed consolidated statements of operations.

For the three months ended July 31, 2016 and July 26, 2015, amortization expense related to acquired finite-lived intangible assets was $6.3 million and $6.2 million, respectively. For the six months ended July 31, 2016 and July 26, 2015, amortization expense related to acquired finite-lived intangible assets was $12.7 million and $12.3 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as “Intangible amortization” within the unaudited condensed consolidated statements of operations.

The estimated annual amount of future amortization expense for all finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer Relationships	Technology Licenses	Total
Remaining six months of fiscal year 2017	$10,372	$2,200	$17	$12,589
Fiscal year 2018	20,744	4,400	—	25,144
Fiscal year 2019	17,332	4,400	—	21,732
Fiscal year 2020	9,905	950	—	10,855
Fiscal year 2021	3,056	33	—	3,089
Thereafter	953	—	—	953
Total expected amortization expense	$62,362	$11,983	$17	$74,362
As of July 31, 2016, the Company had no intangible assets classified as having an indefinite life.

Note 10: Credit Facilities

On May 2, 2013, Semtech Corporation, with each of its domestic subsidiaries as guarantors (the “Guarantors”), entered into a credit agreement (the “Credit Agreement”) with the lenders referred to therein (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. In accordance with the Credit Agreement, the Lenders provided Semtech Corporation with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “Facilities”) for a five year term, consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving line of credit commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). The Revolving Commitments can be used as follows: up to $40.0 million for letters of credit, up to $25.0 million for swing line loans (as defined below), and up to $40.0 million for revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Swing line loans are Base Rate (as defined below) loans made in immediately available funds denominated in dollars by a swing line lender in its sole and absolute discretion. As of July 31, 2016, there were no amounts outstanding under the letters of credit, swing line loans, and Alternative Currencies.
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
The Credit Agreement provides that, subject to certain conditions, Semtech may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or increases to the Revolving Commitments in an aggregate principal amount not to exceed $100.0 million, the proceeds of which may be used for working capital and general corporate purposes; however, the Lenders are not required to provide such increase upon Semtech’s request.
Interest on loans made under the Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the Base Rate plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) London Interbank Offered Rate (“LIBOR”) (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate (as published by The Wall Street Journal), (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Alternative Currencies, other than Canadian Dollars, accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans in Canadian Dollars accrues at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by the administrative agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Revolving Commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest is paid monthly for a Base Rate loan and swing line loan and quarterly for a Euro dollar rate loan. Interest is payable on the revolving line of credit maturity date in the case of Revolving Commitments and the additional term maturity date in the case of additional Term Loans, respectively. As of July 31, 2016, the interest rates payable on both the Term Loans and the Revolving Commitments was 2.75%.
As of July 31, 2016, there was $67.8 million outstanding under the Term Loans. Under the terms of the Credit Agreement, the Company is required to make $4.7 million in quarterly principal payments on the Term Loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payments will increase to $7.5 million. Quarterly principal payments for Term Loans are due beginning on the last day of the Company’s fiscal quarter-end and will continue through April 30, 2018. The principal payments related to the Term Loans are due as follows: $9.4 million remaining in fiscal year 2017; $24.4 million remaining in fiscal year 2018. The final remaining principal payment is due on the maturity date of May 1, 2018.
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $181.0 million at July 31, 2016 and is due on or before May 1, 2018. The Company may, upon notice to the administrative agent, at any time or from time to time voluntarily prepay the Term Loans or Revolving Commitments in whole or in part without premium or penalty. On March 4, 2015 the Company borrowed $35.0 million under the Revolving Commitments in connection with the acquisition of Triune (see Note 2).

All obligations of Semtech Corporation under the Facilities are unconditionally guaranteed by each of the Guarantors and are secured by a first priority security interest in substantially all of the assets of Semtech Corporation and the Guarantors, subject to certain customary exceptions.
Semtech Corporation and the Guarantors are subject to customary covenants under the Facilities, including the maintenance of a minimum interest ratio of 3.50:1.00 and a maximum total consolidated leverage ratio of 3.00:1.00. Semtech Corporation was in compliance with such financial covenants as of July 31, 2016.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows:

(in thousands)
Balance at January 31, 2016	$8,432
Additions based on tax positions related to the current year	117
Reductions for tax positions of prior years, net	—
Reductions for settlements with tax authorities	(84)
Balance as of July 31, 2016	$8,465
The gross unrecognized tax benefit (before federal impact of state items) was $10.6 million at both July 31, 2016 and January 31, 2016. Included in the balance of unrecognized tax benefits at July 31, 2016 and January 31, 2016, is $8.5 million and $8.4 million of net tax benefit (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate, subject to the valuation allowance.
The liability for UTP is reflected within the condensed consolidated balance sheets as follows:

(in thousands)	July 31, 2016	January 31, 2016
Deferred tax assets - non-current	$7,195	$7,162
Other long-term liabilities	1,270	1,270
Total accrued taxes	$8,465	$8,432
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes within the unaudited condensed consolidated statements of comprehensive income (loss). The Company had approximately $293,000 of net interest and penalties accrued at July 31, 2016 and January 31, 2016.
Tax years prior to 2012 (the Company’s fiscal year 2013) are generally not subject to examination by the U.S. Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal years 2012 and 2013 and expects to close those audits within the next twelve months. The Company’s reserves for UTP's are expected to be sufficient to address matters that may arise under examination. For state returns, the Company is generally not subject to income tax examinations for years prior to 2011 (the Company’s fiscal year 2012). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2015. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

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

From time to time, the Company is involved in various claims, litigation, and other legal actions that are normal to the nature of its business, including with respect to intellectual property, contract, product liability, employment, and environmental matters. The Company’s evaluation of legal matters and proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved matters and proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on the Company’s earnings in any given reporting period. However, in the opinion of management, after consulting with legal counsel, and taking into account insurance coverage, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial statements, as a whole. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

The Company’s currently pending legal matters of note are discussed below:
Environmental Matters
In 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company joined with other potentially responsible parties that sent acetone to the site and entered into a Consent Order with the State that required the group to perform a soils investigation at the site and submit a remediation plan. The State has approved the remediation plan, which addressed the group’s initial obligations under the Consent Order. The Consent Order does not require the group to remediate the site and the State has indicated it intends to look to other parties for remediation. More recently, the State has indicated that it will pursue parties for additional remediation and/or costs, particularly parties the State alleges provided chlorinated solvents for recycling, including potentially the Company. To date, the Company’s share of the group’s expenses has not been material and has been expensed as incurred.

In addition, the Company has used an environmental firm, specializing in hydrogeology, to perform monitoring of the groundwater at the Company’s former facility in Newbury Park, California that was leased for approximately 40 years. The Company vacated the building in May 2002. Certain contaminants have been found in the local groundwater and site soils. The location of key soil contamination (and some related site groundwater impact associated with the soil contamination) is concentrated in and found to emanate from an area of an underground storage tank that the Company believes to have been installed and primarily used in the early 1960s by a former tenant at the site who preceded the Company’s tenancy. There are no litigation claims pending with respect to environmental matters at the Newbury Park site.

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

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the Company’s preliminary assessment following a November 2012 draft cleanup and abatement order, which has been reviewed under the October 2013 order pending the current appeal by the Company and other impacted parties, the Company had determined a revised likely range of probable loss between $2.7 million and $5.7 million. Based on later determinations by the RWQCB and refinement of the draft remedial action plan, the Company determined a revised likely range of probable loss between $5.3 million and $7.5 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss as follows within the Company’s condensed consolidated balance sheets.

(in thousands)	Accrued Liability	Other-Long Term Liability	Total
Balance at January 31, 2016	$1,150	$4,180	$5,330
Change in estimate	(517)	517	—
Utilization	(113)	—	(113)
Balance at July 31, 2016	$520	$4,697	$5,217

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
Product Warranties

The Company’s general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances the Company has agreed to other or additional warranty terms, including indemnification provisions.

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
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement (“Cycleo Amended Earn-out”) with the former stockholders of Cycleo SAS (“Cycleo Earn-out Beneficiaries”), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period (“Cycleo Defined Earn-out Period”). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company recorded a liability for the Cycleo Amended Earn-out of $7.6 million and $6.3 million as of July 31, 2016 and January 31, 2016, respectively, of which $3.9 million is expected to be paid within twelve months.

Pursuant to the terms of the Triune Earn-out with the former members of Triune (“Triune Earn-out Beneficiaries”), which the Company acquired on March 4, 2015, the Company potentially may make payments totaling up to approximately $70.0 million based on achievement of certain net revenue targets measured at each fiscal year end, starting with fiscal year 2016 and ending in fiscal year 2018. An additional payment of up to $16.0 million may be made based upon a combination of cumulative revenue and contribution margin targets measured from the acquisition date through the end of the Company’s fiscal year 2018. For certain of the Triune Earn-Out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Triune Earn-out targets for fiscal year 2016 were not met and the Company does not expect the fiscal year 2017 or 2018 targets to be achieved. Refer to Note 7 for additional discussion regarding fair value measurements.
A summary of earn-out liabilities by classification follows:

	Balance at July 31, 2016			Balance at January 31, 2016
(in thousands)	Cycleo	Triune	Total	Cycleo	Triune	Total
Compensation expense	$5,777	$—	$5,777	$4,397	$—	$4,397
Not conditional upon continued employment	1,296	—	1,296	1,457	—	1,457
Interest expense	520	—	520	405	—	405
Total liability	$7,593	$—	$7,593	$6,259	$—	$6,259

Amount expected to be settled within twelve months	$3,895	$—	$3,895	$2,155	$—	$2,155

Note 13: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended		Six Months Ended
(percentage of net sales)	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Arrow (and affiliates)	10%	9%	9%	9%
Trend-tek Technology Ltd (and affiliates)	8%	7%	10%	11%
The Company did not have any customer that accounted for at least 10% of total net receivables as of July 31, 2016 or January 31, 2016.
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For the second quarter of fiscal years 2017 and 2016, respectively, approximately 24% and 26%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods.
In the second quarter of fiscal year 2017, authorized distributors accounted for approximately 64% of the Company’s net sales compared to approximately 61% in the second quarter of fiscal year 2016. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the second quarter of fiscal year 2017, our two largest distributors were based in Asia.

Note 14: Segment information
Segment Information

The Company has five operating segments in total. The Company’s CEO continues to function as the CODM. The Company’s CODM makes operating decisions and assesses performance based on these operating segments. Four of the operating segments: Protection Products Group; Power and High Reliability Products Group; Signal Integrity Products Group; and Wireless and Sensing Products Group, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the “Semiconductor Products Group”. The remaining operating segment, the Systems Innovation Group, cannot be aggregated with the other operating segments and does not meet the thresholds for a separate reportable segment as defined by the guidance regarding segment disclosure. Therefore, the Company has classified it as “All others” in the tables below. The Company’s assets are commingled among the various reporting units and the CODM does not use that information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment below.

On August 5, 2016, the Company completed its divestiture of its Snowbush IP business (previously part of the Company’s Systems Innovation Group) to Rambus for approximately $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. Following this divestiture, beginning in the third quarter of fiscal 2017, the Company will no longer have a Systems Innovation Group or an “All others” category.

Net sales by segment are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Semiconductor Products Group	$135,911	$125,648	$267,056	$253,895
All others	—	64	—	1,905
Total	$135,911	$125,712	$267,056	$255,800
Income by segment and reconciliation to consolidated operating income:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Semiconductor Products Group	$32,497	$22,709	$59,954	$48,038
All others	(1,915)	(2,307)	(2,476)	(4,558)
Operating Income by segment	30,582	20,402	57,478	43,480
Items to reconcile segment operating income to consolidated income before taxes
Intangible amortization and impairments	6,328	6,177	12,731	12,340
Stock-based compensation expense	6,097	2,335	11,804	8,281
Changes in the fair value of contingent earn-out obligations	(129)	—	(162)	—
Restructuring charges	—	3,564	—	3,564
Environmental reserve	—	520	—	2,855
Other non-segment related expenses	1,551	4,426	2,793	7,585
Amortization of fair value adjustments related to acquired PP&E	308	312	617	903
Interest expense, net	2,037	1,900	3,967	3,734
Non-operating expense (income), net	136	(117)	181	376
Income before taxes	$14,254	$1,285	$25,547	$3,842

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis for all periods.

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 31, 2016		July 26, 2015		July 31, 2016		July 26, 2015
Signal Integrity	$63,313	47%	$59,024	47%	$133,400	50%	$113,333	44%
Protection	36,476	27%	34,986	28%	68,046	25%	72,113	28%
Wireless and Sensing	20,837	15%	15,533	12%	36,444	14%	38,331	15%
Power and High-Reliability	15,285	11%	16,105	13%	29,166	11%	30,118	12%
Systems Innovation	—	—%	64	—%	—	—%	1,905	1%
Total net sales	$135,911	100%	$125,712	100%	$267,056	100%	$255,800	100%
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended		Six Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Asia-Pacific	73%	73%	75%	73%
North America	19%	16%	16%	17%
Europe	8%	11%	9%	10%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for one or more of the periods presented:

	Three Months Ended		Six Months Ended
(percentage of total sales)	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
China (including Hong Kong)	44%	45%	46%	44%
United States	12%	11%	11%	11%

The Company’s regional (loss) income from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Domestic	$(6,440)	$(3,925)	$(13,985)	$(17,361)
Canada	6,802	(1,266)	17,917	14,054
United Kingdom	3,193	15,690	10,582	12,344
Switzerland	7,711	(7,070)	7,027	8,348
Japan	1,534	552	2,126	1,062
Other Foreign	1,454	(2,696)	1,880	(14,605)
Total	$14,254	$1,285	$25,547	$3,842

Note 15: Stock Repurchase Program

The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the repurchase program for the three and six month periods listed below:

	Three Months Ended				Six Months Ended
	July 31, 2016		July 26, 2015		July 31, 2016		July 26, 2015
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Repurchase Program expenditures	23,968	$538	1,455,515	$29,833	23,968	$538	2,190,160	$49,847

As of July 31, 2016, the Company had repurchased $136.2 million in shares of its common stock under the program since inception and the current remaining authorization under the program is $62.2 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Note 16: Divestiture
In the first quarter of fiscal year 2016, the Company completed its divestiture of its defense and microwave communications infrastructure business to Jariet Technologies, Inc. (“Jariet”) in exchange for an equity interest in that company. For the three months ended July 26, 2015, the defense and microwave communications infrastructure business accounted for $0.2 million in net revenue and non-recurring engineering (“NRE”) reimbursements. For the six months ended July 26, 2015, the defense and microwave communications infrastructure business accounted for $4.3 million in net revenue and NRE reimbursements. This business was part of the Sierra Monolithics, Inc. acquisition completed by the Company in December 2009.
Under the terms of the transaction with Jariet, the Company contributed assets, including inventory and equipment with a net book value of $0.6 million in exchange for an equity interest in the form of preferred stock, representing an approximately 21% voting interest in Jariet. Due to the anticipated continuing cash flows from its investment in Jariet, the Company did not account for the divestiture as a discontinued operation. In addition to the contribution of assets, certain contracts were novated with future performance responsibilities being transferred to Jariet. The investment in Jariet was written off in the third quarter of fiscal year 2016.
On August 5, 2016, the Company completed its divestiture of its Snowbush IP business (previously part of the Company’s Systems Innovation Group) to Rambus for approximately $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. The Company expects to record a gain of approximately $27.0 million on the disposition of this business in the third quarter of fiscal year 2017. Other than this gain, the divestiture will not have a material impact on the Company’s consolidated financial statements.
Note 17: Restructuring
During fiscal year 2016, Semtech Corporation announced a worldwide reduction in force as part of an overall plan to align operating expenses with business conditions and to leverage recent infrastructure investments.

Restructuring related liabilities are included within “Accrued liabilities” within the condensed consolidated balance sheets as of July 31, 2016 and January 31, 2016, respectively. Restructuring charges, if any, are presented within “Restructuring charge” within the unaudited condensed consolidated statements of comprehensive income (loss).

The following table summarizes the restructuring activity for the six months ended July 31, 2016:

(in thousands)	One-time employee termination benefits
Balance at January 31, 2016	$342
Adjustments	—
Cash payments	(336)
Balance at July 31, 2016	$6

Note 18: Variable Interest Entities

The Company analyzes its investments or other interests to determine whether it represents a variable interest in a variable interest entity (“VIE”). If so, the Company evaluates the facts to determine whether it is the primary beneficiary. The Company considers itself to be the primary beneficiary when it has both the power to direct activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. With regards to its investment in MultiPhy, the Company concluded that its equity interest represents a variable interest, but it is not the primary beneficiary as prescribed in ASC 810. Specifically, in reaching this conclusion, the Company considered the activities that most significantly drive profitability for MultiPhy and determined that the activity that most significantly drove profitability was related to the technology and related product road maps. The Company has a board observer role and thus concluded that it was not in a position of decision-making or other authority to influence MultiPhy’s activities that could be considered significant with respect to its operations, including research and development plans and changes to the product road map.
As of July 31, 2016, the Company’s maximum exposure to loss as a result of its investment in MultiPhy is limited to the $12.0 million investment as described further in Note 6. As part of its investment in MultiPhy, the Company received a call option that would allow the Company to purchase all of the outstanding equity interests of MultiPhy. The call option, which is currently out of the money, is exercisable through June 30, 2018.

Note 19: Derivatives and Hedging Activities

The Company is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc (“CHF”), Canadian Dollar (“CAD”) and Great British Pound (“GBP”). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar (“USD”). The Company uses derivative financial instruments in the form of forward contracts, to mitigate risk associated with adverse movements in these foreign currency exchange rates on a portion of foreign denominated expenses expected to be realized over the next twelve months. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.

The Company records all derivatives within the condensed consolidated balance sheets at fair value, with assets included in “Other current assets” and liabilities included in “Accrued liabilities”. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The Company is currently applying hedge accounting to all foreign currency derivatives.

At July 31, 2016, the Company had the following outstanding foreign exchange contracts:

(in thousands)
Foreign Exchange Contracts	Number of Instruments	Buy Notional Value		Sell Notional Value
Sell USD/Buy CHF Forward Contract	6	Fr.	5,344	$5,451
Sell USD/Buy CAD Forward Contract	6	C$	13,129	$9,387
Sell USD/Buy GBP Forward Contract	6		£3,508	$5,129
Total	18

These contracts, with maturities within the next twelve months, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive gain in shareholders’ equity. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in selling, general and administrative (“SG&A”) expense within the unaudited condensed consolidated statements of operations when the underlying hedged expense is recognized. Any ineffective portions of cash flow hedges are recorded in “Non-operating (expense) income, net” within the Company’s unaudited condensed consolidated statements of operations. The Company presents its derivative assets and liabilities at their gross fair values on the condensed consolidated balance sheets.

The table below summarizes the carrying values of derivative instruments as of July 31, 2016 and January 31, 2016:

	Carrying Values of Derivative Instruments as of July 31, 2016
(in thousands)	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$766	$(483)	$283
Total derivatives	$766	$(483)	$283

	Carrying Values of Derivative Instruments as of January 31, 2016
	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$—	$—	$—
Total derivatives	$—	$—	$—

(1)	Assets are included in “Other current assets” and liabilities are included in “Accrued liabilities” within the condensed consolidated balance sheets.

(2)	The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Please refer to Note 7.

The following table summarizes the amount of income recognized from derivative instruments for the three months ended July 31, 2016 and July 26, 2015 as well as the line items within the accompanying unaudited condensed consolidated statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
(in thousands)	July 31, 2016	July 26, 2015		July 31, 2016	July 26, 2015		July 31, 2016	July 26, 2015
Sell USD/Buy CHF Forward Contract	$(129)	$—	SG&A	$(31)	$—	SG&A	$—	$—
Sell USD/Buy CAD Forward Contract	(532)	—	SG&A	(434)	—	SG&A	1	—
Sell USD/Buy GBP Forward Contract	(574)	—	SG&A	94	—	SG&A	(2)	—
	$(1,235)	$—		$(371)	$—		$(1)	$—

The following table summarizes the amount of income recognized from derivative instruments for the six months ended July 31, 2016 and July 26, 2015 as well as the line items within the accompanying unaudited condensed consolidated statements of operations where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended			Six Months Ended			Six Months Ended
(in thousands)	July 31, 2016	July 26, 2015		July 31, 2016	July 26, 2015		July 31, 2016	July 26, 2015
Sell USD/Buy CHF Forward Contract	$136	$—	SG&A	$(49)	$—	SG&A	$1	$—
Sell USD/Buy CAD Forward Contract	1,253	—	SG&A	(574)	—	SG&A	5	—
Sell USD/Buy GBP Forward Contract	(646)	—	SG&A	165	—	SG&A	(2)	—
	$743	$—		$(458)	$—		$4	$—

The amount of losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in "Accumulated other comprehensive income" within the condensed consolidated balance sheets for the three months ended July 31, 2016 and July 26, 2015 was $1.6 million and $0.0 million, respectively. The amount of gains, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in "Accumulated other comprehensive income" within the condensed consolidated balance sheets for the six months ended July 31, 2016 and July 26, 2015 was $0.3 million and $0.0 million. Any gains or losses under these contracts are expected to be realized and reclassified to selling, general and administrative within the next twelve months.

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
Our product lines include:
Signal Integrity Products. We design, develop and market a portfolio of optical communications, broadcast video, surveillance video, active cable transceiver and backplane products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of integrated circuits (“ICs”) for optical transceivers, backplane applications and high-speed interfaces ranges from 100Mbps to 100Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, passive optical networks (“PON”) and SONET. Our broadcast video products offer advanced solutions for next generation video formats, ever increasing data rates and evolving I/O and distance requirements. Our security and surveillance products for high-definition closed circuit television (“HDcctv”) enable upgrade of analog closed circuit television installations to full digital HD, leveraging the installed base of COAX cabling, and our fully integrated transmit and receive products enable the highest performance, longest reach HDcctv standards-compliant designs.
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
Wireless and Sensing Products. We design, develop and market a portfolio of specialized radio frequency products used in a wide variety of industrial, medical and communications applications, and specialized sensing products used in industrial and consumer applications. Our wireless products feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments. This makes these products particularly suitable for machine to machine (“M2M”) and Internet of Things (“IoT”) applications. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Specifically, the proximity sensing capability of our devices enable advanced user interface solutions for mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets.
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

Systems Innovation Group. Our Systems Innovation Group combines the analog/mixed signal design competencies from our previous Sierra Monolithics, Inc. and Gennum Corporation acquisitions and is chartered with developing innovative analog/mixed signal intellectual property (“IP”) for emerging systems. These IP cores are targeted at the datacenter, cloud computing and storage networking markets and complement our rapidly growing library of analog/mixed signal IP Cores that have been developed over several years by our former Snowbush IP team based in Canada. We also have developed advanced products in Data Converter IP at the latest, cutting edge CMOS process nodes that are targeted at high performance communications systems. On August 5, 2016, the Company completed its divestiture of its Snowbush IP business to Rambus Inc. (“Rambus”) for approximately $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. The Company expects to record a gain of approximately $27.0 million on the disposition of this business in the third quarter of fiscal year 2017. Other than this gain, the divestiture will not have a material impact on the Company’s consolidated financial statements.
Our net sales by product line are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Signal Integrity	$63,313	$59,024	$133,400	$113,333
Protection	36,476	34,986	68,046	72,113
Wireless and Sensing	20,837	15,533	36,444	38,331
Power and High-Reliability	15,285	16,105	29,166	30,118
Systems Innovation	—	64	—	1,905
Total	$135,911	$125,712	$267,056	$255,800
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the second quarters of fiscal years 2017 and 2016 represented 47% and 54% of net sales, respectively. Sales made directly to customers during the second quarters of fiscal years 2017 and 2016 were 36% and 39% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. For the second quarter of fiscal years 2017 and 2016, respectively, approximately 24% and 26%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods. Foreign sales during the second quarter of fiscal years 2017 and 2016 constituted approximately 88% and 89%, respectively, of our net sales. Approximately 83% and 81% of foreign sales during the second quarters of fiscal years 2017 and 2016, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
We use several metrics as indicators of future potential growth. The indicators that we believe best correlate to potential future revenue growth are design wins and new product releases. There are many factors that may cause a design win or new product release not to result in sales, including a customer decision not to go to system production, a change in a customer’s perspective regarding a product’s value or a customer’s product failing in the end-market. As a result, although a design win or new product introduction is an important step towards generating future revenue, it does not inevitably result in us being awarded business or receiving a purchase commitment.
Historically, our results have reflected some seasonality, with demand levels generally lower in the computer and high-end consumer product lines during the first and fourth quarters of our fiscal year in comparison to the second and third quarters.
Critical Accounting Policies and Estimates
In addition to the discussion below, please refer to the disclosures regarding our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016.
Fiscal Periods

We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The second quarter of fiscal years 2017 and 2016 each consisted of 13 weeks.
Revenue and Cost of Sales
We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Product design and engineering recoveries are recognized during the period in which services are performed and are recorded as an offset to the related expenses. Historically, these recoveries have not exceeded the cost of the related development efforts. We include revenue related to technology licenses as part of “Net sales.” Historically, revenue from these arrangements has not been significant though it is part of our recurring ordinary business.
We record a provision for estimated sales returns in the same period as the related sales are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.
We record a provision for sales rebates in the same period as the related sales are recorded. These estimates are based on sales activity during the period. Actual rebates given could be different from our estimates and current provisions for sales rebates, resulting in future charges to earnings. The estimated sales rebates for sales activity during the period where there are no outstanding receivables are recorded within the condensed consolidated balance sheets under the heading of “Accrued liabilities.” The portion of the estimated sales rebate where there are outstanding receivables is recorded within the condensed consolidated balance sheets as a reduction to accounts receivable.
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross margin to the actual gross sales. The average gross margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded within the condensed consolidated balance sheets under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of revenues in the first six months of fiscal years 2017 or 2016.
The following table summarizes the deferred revenue balance:

(in thousands)	July 31, 2016	January 31, 2016
Deferred revenues	$7,172	$5,991
Deferred cost of revenues	(1,411)	(1,139)
Deferred revenue, net	5,761	4,852
Deferred product design and engineering recoveries	4,049	3,776
Total deferred revenue	$9,810	$8,628
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
As required by ASC 815, we record all derivatives on the condensed consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
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
Results of Operations
The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of comprehensive income (loss) expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.8%	39.9%	40.0%	39.8%
Gross profit	60.2%	60.1%	60.0%	60.2%
Operating costs and expenses:
Selling, general and administrative	24.2%	26.9%	24.9%	28.0%
Product development and engineering	19.4%	22.5%	19.3%	22.6%
Intangible amortization	4.7%	4.9%	4.8%	4.8%
Changes in the fair value of contingent earn-out obligations	(0.1)%	0.6%	(0.1)%	0.2%
Restructuring charge	—%	2.8%	—%	1.4%
Total operating costs and expenses	48.1%	57.7%	48.9%	57.1%
Operating income	12.1%	2.4%	11.1%	3.1%
Interest expense, net	(1.5)%	(1.5)%	(1.5)%	(1.5)%
Non-operating (expense) income, net	(0.1)%	0.1%	(0.1)%	(0.1)%
Income before taxes	10.5%	1.0%	9.6%	1.5%
Provision for taxes	3.9%	1.3%	3.6%	1.7%
Net income (loss)	6.6%	(0.2)%	5.9%	(0.2)%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Domestic	$(6,440)	$(3,925)	$(13,985)	$(17,361)
Canada	6,802	(1,266)	17,917	14,054
United Kingdom	3,193	15,690	10,582	12,344
Switzerland	7,711	(7,070)	7,027	8,348
Japan	1,534	552	2,126	1,062
Other Foreign	1,454	(2,696)	1,880	(14,605)
Total	$14,254	$1,285	$25,547	$3,842

Domestic loss from continuing operations includes amortization of acquired intangible assets and higher levels of stock-based compensation compared to foreign operations.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which will require that substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective December 15, 2018, with early adoption permitted. We are currently assessing the basis of adoption and evaluating the impact of the adoption of the update on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which will apply to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will require an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full- or modified-retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. This update will be effective beginning in the first quarter of fiscal year 2019. Early adoption is not permitted. We are currently assessing the basis of adoption and evaluating the impact of the adoption of the update on our consolidated financial statements.

Comparison of the Three Months Ended July 31, 2016 and July 26, 2015
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our unaudited condensed consolidated financial statements in this Quarterly Report for a description of each market category):

	Three Months Ended
(in thousands, except percentages)	July 31, 2016		July 26, 2015
Enterprise Computing	$40,862	30%	$39,510	31%
Industrial	36,905	27%	32,638	26%
High-End Consumer (1)	34,698	26%	30,873	25%
Communications	23,446	17%	22,691	18%
Total	$135,911	100%	$125,712	100%

(1)
Approximately $10.2 million and $6.7 million of our total net sales to Samsung Electronics (and affiliates), one of our significant customers, in the second quarter of fiscal years 2017 and 2016, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the second quarter of fiscal year 2017 were $135.9 million, an increase of 8% compared to $125.7 million for the second quarter of fiscal year 2016. During the second quarter of fiscal year 2017, we benefited from strong demand from hyper-scale datacenters for our optical transceiver products and growing demand for our LoRa® and proximity sensing products. This strength was offset by lower sales of our passive optical network products.
Based on recent bookings trends and our backlog entering the quarter, we estimate net sales for the third quarter of fiscal year 2017 to be between $134.0 million and $142.0 million.
Gross Profit
In the second quarter of fiscal year 2017, gross profit increased to $81.8 million from $75.6 million in the second quarter of fiscal year 2016. Gross margins were 60.2% in the second quarter of fiscal year 2017 compared to 60.1% in the second quarter of fiscal year 2016.
In the third quarter of fiscal year 2017, we expect our gross margins to be similar in comparison to the second quarter of fiscal year 2017.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	July 31, 2016		July 26, 2015
Selling, general and administrative	$32,824	50%	$33,798	47%	(3)%
Product development and engineering	26,325	40%	28,239	39%	(7)%
Intangible amortization	6,328	10%	6,177	8%	2%
Restructuring	—	—%	3,564	5%	(100)%
Changes in the fair value of contingent earn-out obligations	(129)	—%	730	1%	(118)%
Total operating costs and expenses	$65,348	100%	$72,508	100%	(10)%
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $1.0 million in the second quarter of fiscal year 2017 compared to the same quarter of fiscal year 2016. SG&A expense in the second quarter of fiscal year 2017 benefited from the non-recurrence of costs associated with our enterprise resource planning (“ERP”) system that was placed into service in the first quarter of fiscal year 2016 and cost reduction actions taken during fiscal year 2016. These cost savings that benefited the second quarter of fiscal year 2017 were partially offset by higher equity compensation expense. Stock-based compensation expense in the second quarter of fiscal year 2016 was reduced by the re-measurement of value for awards accounted for as liability awards, higher levels of forfeitures associated with restructuring activities and changes to performance assumptions related to awards with performance vesting conditions.

Product Development and Engineering Expenses
Product development and engineering expenses decreased by $1.9 million in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016 as a result of lower compensation expense and research and development spending, including cost savings associated with the restructuring activities undertaken in the past year.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $6.3 million and $6.2 million in the second quarter of fiscal years 2017 and 2016, respectively. The slightly higher amortization expense in the second quarter of fiscal year 2017 related to in-process research and development that was reclassified from infinite lived to finite lived in the third quarter of fiscal year 2016.
Interest Expense, Net
Interest and amortization of debt discount and expense was $2.0 million and $1.9 million in the second quarter of fiscal year 2017 and 2016, respectively. The increase is primarily related to slightly higher interest rates associated with our elevated leverage ratios, partially offset by lower debt levels.
We expect the interest rate on our credit facility to decrease beginning in the third quarter of fiscal year 2017 as we benefit from lower leverage ratios. See “Liquidity and Capital Resources.”
Income Taxes
In the second quarter of fiscal year 2017, we recorded an income tax provision of $5.3 million compared to $1.6 million in the second quarter of fiscal year 2016. The effective tax rates for the second quarter of fiscal years 2017 and 2016 were a provision of 37.0% and 124.4%, respectively. The effective tax rate in the second quarter of fiscal year 2016 was higher than the effective tax rate in second quarter of fiscal year 2017 due to higher levels of U.S. based losses for which no tax benefit is recognized. Pretax losses in the U.S. have since decreased as a result of the restructuring activities that occurred in fiscal year 2016.
Our effective tax rate in the second quarter of fiscal year 2017 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no United States (“U.S.”) taxes are provided. As a result of the valuation reserves that we maintain against our U.S. based deferred tax assets, our effective tax rate is subject to extreme volatility during periods when our U.S. operations experience significant losses in relation to total income from continuing operations before income taxes, as they did in the first quarter of fiscal year 2016.
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

Comparison of the Six Months Ended July 31, 2016 and July 26, 2015
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our unaudited condensed consolidated financial statements in this Quarterly Report for a description of each market category):

	Six Months Ended
(in thousands, except percentages)	July 31, 2016		July 26, 2015
Enterprise Computing	$89,714	34%	$73,553	29%
Industrial	67,350	25%	67,021	26%
High-End Consumer (1)	61,720	23%	66,683	26%
Communications	48,272	18%	48,543	19%
Total	$267,056	100%	$255,800	100%

(1)
Approximately $18.4 million and $16.8 million of our total net sales to Samsung Electronics (and affiliates), one of our significant customers, in the first six months of fiscal years 2017 and 2016, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the first six months of fiscal year 2017 were $267.1 million, an increase of 4% compared to $255.8 million for the first six months of fiscal year 2016. Sales in the first six months of fiscal year 2017, benefited from hyper-scale datacenters for our optical transceiver products solutions and stronger sales of our LoRa® products. This strength was offset by lower sales of high-end consumer product into the printer and LCD display markets and lower sales into the China smart phone market in the first six months of fiscal year 2017.
Gross Profit
In the first six months of fiscal year 2017, gross profit increased to $160.3 million from $154.0 million in the first six months of fiscal year 2016. Gross margins were 60.0% in the first six months of fiscal year 2017 compared to 60.2% in the first six months of fiscal year 2016.
Operating Costs and Expenses

	Six Months Ended				Change
(in thousands, except percentages)	July 31, 2016		July 26, 2015
Selling, general and administrative	$66,538	51%	$71,635	49%	(7)%
Product development and engineering	51,497	39%	57,917	40%	(11)%
Intangible amortization	12,731	10%	12,340	9%	3%
Restructuring	—	—%	3,564	2%	(100)%
Changes in the fair value of contingent earn-out obligations	(162)	—%	568	—%	(129)%
Total operating costs and expenses	$130,604	100%	$146,024	100%	(11)%
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $5.1 million in the first six months of fiscal year 2017 compared to the same first six months of fiscal year 2016. SG&A expense for the first six months of fiscal year 2017 benefited from the non-reoccurrence of costs associated with our ERP system that was placed into service in the first quarter of fiscal year 2016 and the benefit of cost reduction actions taken during fiscal year 2016. These cost savings were partially offset by higher equity compensation expense. Stock-based compensation expense in the second quarter of fiscal year 2016 benefited from the re-measurement of value for awards accounted for as liability awards, higher levels of forfeitures associated with restructuring activities and changes to performance assumptions related to awards with performance vesting conditions.
Product Development and Engineering Expenses
Product development and engineering expenses decreased by $6.4 million in the first six months of fiscal year 2017 compared to the first six months of fiscal year 2016 as a result of lower compensation expense and research and development spending, including cost savings associated with the restructuring activities undertaken in the past year. These savings were partially offset by development costs associated with our acquisitions of EnVerv, Inc. (“EnVerv”) and Triune Systems, L.L.C. (“Triune”).

Intangible Amortization
Intangible amortization was $12.7 million and $12.3 million in the first six months of fiscal years 2017 and 2016, respectively. The higher amortization expense in the first six months of fiscal year 2017 related to in-process research and development that was reclassified from infinite lived to finite lived in the third quarter of fiscal year 2016.
Interest Expense, Net
Interest and amortization of debt discount and expense was $4.0 million and $3.7 million in the first six months of fiscal years 2017 and 2016, respectively. The increase is primarily related to slightly higher interest rates associated with our elevated leverage ratios, partially offset by lower debt levels.
Income Taxes
In the first six months of fiscal year 2017, we recorded an income tax provision of $9.7 million compared to $4.3 million in the first six months of fiscal year 2016. The effective tax rates for the first six months of fiscal years 2017 and 2016 were a provision of 37.9% and 111.8%, respectively. The effective tax rate in the first six months of fiscal year 2016 was higher than the effective tax rate in the first six months of fiscal year 2017 due to higher levels of U.S. based losses for which no tax benefit is recognized. Pretax losses in the U.S. have since decreased as a result of the restructuring and divestiture activities that occurred during fiscal year 2016.
Our effective tax rate differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided. As a result of the valuation reserves that we maintain against our U.S. based deferred tax assets, our effective tax rate is subject to extreme volatility during periods when our U.S. operations experience significant losses in relation to total income from continuing operations before income taxes, as they did in the first quarter of fiscal year 2016.
Liquidity and Capital Resources
Our capital requirements depend on a variety of factors, including the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet our liquidity and capital requirements for the next 12 months, including funds needed for working capital.
As of July 31, 2016, our total stockholders’ equity was $552.0 million. At that date we also had approximately $238.9 million in cash and cash equivalents, and $247.7 million of borrowings, net of debt discount.
Our primary sources and uses of cash for the corresponding periods are presented below:

	Six Months Ended
(in millions)	July 31, 2016	July 26, 2015
Sources of Cash
Operating activities	$45.5	$48.7
Proceeds from exercise of stock options	1.0	3.0
Proceeds from sale of investments	—	5.3
Borrowings under line of credit	—	35.0
	$46.5	$92.0
Uses of Cash
Capital expenditures on property, plant and equipment, net of sale proceeds	(5.4)	(8.3)
Purchases of other investments	(1.2)	(3.2)
Payment for employee stock-based compensation payroll taxes	(2.9)	(4.1)
Acquisitions, net of cash acquired	—	(34.9)
Payment of long-term debt	(9.4)	(9.4)
Repurchase of common stock	(0.5)	(49.8)
	$(19.4)	$(109.7)
Effect of exchange rate increase on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	$27.1	$(17.7)
We incur significant expenditures in order to fund the development, design, and manufacture of new products. We intend to continue to focus on those areas that have shown potential for viable and profitable market opportunities, which may require additional investment in equipment and the hiring of additional design and application engineers aimed at developing new products. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by our operations and our existing cash balances
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of July 31, 2016, our foreign subsidiaries held approximately $184.3 million of cash and cash equivalents compared to $170.7 million at January 31, 2016. Earnings previously taxed in the U.S. of $17.7 million can be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. As of July 31, 2016, our foreign subsidiaries had $536.7 million of unremitted earnings for which no Federal or state taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
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
Operating cash flow for the first six months of fiscal year 2017 was impacted by a $13.0 million prepayment to a strategic supplier to ensure capacity at its fabrication facility and by several significant non-cash transaction related items including $23.9 million of depreciation and amortization expense, and $11.8 million of stock-based compensation expense.
Investing Activities
Cash used for investing activities is primarily attributable to acquisitions, net of cash received, capital expenditures and other equity or cost method investments.
On March 4, 2015 we acquired Triune, a privately-held supplier of wireless charging and power management platforms targeted at, among other things, high and low power, high-efficiency applications. Under the terms of the purchase agreement the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million which consisted of $35.0 million in cash paid at closing and $10.0 million to be paid at a future date (“Deferred Payment”). To fund the Triune acquisition, we borrowed $35.0 million under our revolving line of credit in March 2015. In September 2015, we paid $9.5 million of the Deferred Payment with the remaining $0.5 million being paid in the second quarter of fiscal year 2017. Subject to achieving certain future financial goals (“Triune Earn-out”), up to $70.0 million of contingent consideration will be paid over the next two years if certain net revenue targets are achieved in each of the fiscal years 2017 and 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative net revenue and contribution margin targets are achieved. We do not expect the Triune Earn-out targets to be achieved and we do not expect to pay any associated contingent consideration.
Capital expenditures were $5.3 million for the first six months of fiscal year 2017 compared to $8.2 million for the first six months of fiscal year 2016. The decrease was due to deferred equipment purchases. We expect our capital spending to increase to approximately $10.0 million in the third quarter of fiscal year 2017 as we expand our test capacity in support of engineering and manufacturing functions.
Financing Activities
Cash provided by financing activities is primarily attributable to borrowings under our revolving line of credit offset by principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
On May 2, 2013, we entered into a credit agreement with certain lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the “Credit Agreement”). In accordance with this Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million and revolving line of credit commitments in an aggregate principal amount of $250.0 million. Payments of long-term debt in the first six months of fiscal years 2017 and 2016 both included $4.7 million of scheduled principal payments. Under the terms of the Credit Agreement, we are required to make $4.7 million in quarterly principal payments on the term loans through the second quarter of fiscal year 2018. Beginning in the third quarter of fiscal year 2018, the required quarterly principal payment will increase to $7.5 million. On March 4, 2015 we borrowed $35.0 million under the revolving line of credit in connection with our acquisition of Triune. As of July 31, 2016, we have $67.8 million outstanding under our term loans and $181.0 million outstanding under the revolving line of credit.

Our interest rate under the Credit Agreement can be influenced by our leverage ratio, as defined in our Credit Agreement (“Leverage Ratio”). Our Leverage Ratio is influenced by our consolidated indebtedness and our adjusted earnings before interest, taxes, depreciation and amortization. Historically, our Leverage Ratio under the Credit Agreement has been between 1.50 and 2.25 which resulted in an interest rate margin of 1.75%. As a result of our Leverage Ratio exceeding 2.50 in the first quarter of fiscal year 2017, our interest rate margin increased to 2.25% in the second quarter of fiscal year 2017, resulting in a quarterly increase in interest expense of $0.2 million. In the second quarter of fiscal year 2017, our Leverage Ratio improved and is now below 2.25 which will result in a lower interest rate margin in the third quarter of fiscal year 2017.
We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our stockholders. We repurchased 23,968 shares under this program in the first six months of fiscal year 2017 for $0.5 million. In the first six months of fiscal year 2016, we repurchased 2,190,160 shares under this program for $49.8 million. We currently have $62.2 million available under this program that may be used for future repurchases.
In the first six months of fiscal year 2017, we received $1.0 million in proceeds from the exercise of stock options compared to $3.0 million in the first six months of fiscal year 2016.
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
Contractual Obligations
There were no material changes in our contractual obligations during the first six months of fiscal year 2017 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the SEC on March 31, 2016.
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
We make available free of charge, either by direct access on our website or by a link to the SEC website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

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
We do not engage in the trading of derivative financial instruments in the normal course of business to mitigate our risk related to interest rates. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.5 million as a result of our variable-rate debt. The effect of the 100 basis points increase would not be expected to significantly impact the fair value of our variable-rate debt.

We are subject to risks related to changes in foreign currency exchange rates as we experience expenses denominated in foreign currencies. As a result, changes in exchange rate fluctuations may positively or negatively affect results of operations. We enter into forward contracts to hedge anticipated foreign currency denominated transactions generally expected to occur within the next 12 months. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, these cash flow hedges are designated for hedge accounting treatment and gains and losses on these contracts are recorded in accumulated other comprehensive income in stockholder’s equity and reclassified into earnings at the time that the related transactions being hedged are recognized in earnings. Please see Note 19 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report for further discussion of our derivative instruments.

A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $1.0 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $1.3 million in the fair value of our foreign currency forward contracts.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of July 31, 2016.

Changes in Internal Controls

There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A.	Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the SEC on March 31, 2016. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the SEC on March 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the second quarter of fiscal year 2017.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the second quarter of fiscal year 2017.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2017 (05/02/16-05/29/16)	—	$—	—	$62.7	million
June 2017 (05/30/16-06/26/16)	—	—	—	$62.7	million
July 2017 (06/27/16-07/31/16)	23,968	22.48	23,968	$62.2	million
Total activity	23,968	$—	23,968

(1)
The Company maintains an active stock repurchasing program which was approved by the Company’s Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years.

As of July 31, 2016, the Company had repurchased $136.2 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $62.2 million. Under our stock repurchase program, the Company may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Semtech Corporation Executive Stock Ownership Guidelines	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

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

SEMTECH CORPORATION
Registrant

Date: August 31, 2016	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: August 31, 2016	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer