Form 10-Q
period 2016-10-30
SEMTECH CORP
filed 2016-11-30
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at November 25, 2016: 65,636,833

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 30, 2016

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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Net sales	$137,185	$115,810	$404,241	$371,610
Cost of sales	56,120	46,226	162,877	148,050
Gross profit	81,065	69,584	241,364	223,560
Operating costs and expenses:
Selling, general and administrative	35,116	30,747	101,654	102,383
Product development and engineering	25,600	26,855	77,097	84,771
Intangible amortization	6,286	6,308	19,017	18,648
Gain on disposition of business operations	(25,036)	—	(25,036)	—
Changes in the fair value of contingent earn-out obligations	—	(14,186)	(162)	(13,618)
Restructuring charge	—	962	—	4,526
Total operating costs and expenses	41,966	50,686	172,570	196,710
Operating income	39,099	18,898	68,794	26,850
Interest expense, net	(1,890)	(1,964)	(5,857)	(5,698)
Non-operating expense, net	(690)	(777)	(871)	(1,152)
Income before taxes	36,519	16,157	62,066	20,000
Provision for taxes	5,743	5,453	15,424	9,750
Net income	$30,776	$10,704	$46,642	$10,250
Earnings per share:
Basic	$0.47	$0.16	$0.71	$0.16
Diluted	$0.46	$0.16	$0.71	$0.15
Weighted average number of shares used in computing earnings per share:
Basic	65,549	65,117	65,331	65,920
Diluted	66,206	65,217	65,899	66,251
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Net income	$30,776	$10,704	$46,642	$10,250
Other comprehensive (loss) income:
Foreign currency hedge:
Unrealized (loss) gain on foreign currency cash flow hedges, net of tax	(422)	—	321	—
Adjustment for net gains realized and included in net income, net of tax	(88)	—	(546)	—
Interest rate hedge:
Change in unrealized loss on interest rate cap, net of tax	—	—	—	(33)
Adjustment for net (loss) income realized and included in interest expense, net of tax	(37)	129	48	299
Benefit plans:
Change in employee benefit plans, net of tax of $967 for the three and nine months ended October 30, 2016	(3,429)	—	(3,429)	—
Other changes to comprehensive income	129	—	129	—
Other comprehensive (loss) income, net of tax	(3,847)	129	(3,477)	266
Total comprehensive income	$26,929	$10,833	$43,165	$10,516
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 30, 2016	January 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$297,939	$211,810
Accounts receivable, less allowances of $8,103 at October 30, 2016 and $7,793 at January 31, 2016	59,193	44,132
Inventories	62,679	63,875
Prepaid taxes	6,982	5,236
Other current assets	11,917	16,168
Total current assets	438,710	341,221
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $156,549 at October 30, 2016 and $143,782 at January 31, 2016	95,547	101,006
Deferred tax assets	8,711	7,354
Goodwill	329,703	329,703
Other intangible assets, net	68,064	88,430
Other assets	60,314	43,803
TOTAL ASSETS	$1,001,049	$911,517
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,931	$35,486
Accrued liabilities	43,731	41,204
Deferred revenue	11,026	8,628
Current portion - long-term debt	19,094	18,569
Total current liabilities	117,782	103,887
Non-current liabilities:
Deferred tax liabilities	22,462	6,802
Long term debt, less current portion	228,795	239,177
Other long-term liabilities	46,115	33,600
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,598,116 outstanding on October 30, 2016 and 78,136,144 issued and 64,998,368 outstanding on January 31, 2016	785	785
Treasury stock, at cost, 12,538,028 shares as of October 30, 2016 and 13,137,776 shares as of January 31, 2016	(256,138)	(266,175)
Additional paid-in capital	384,150	379,508
Retained earnings	459,922	413,280
Accumulated other comprehensive (loss) income	(2,824)	653
Total stockholders’ equity	585,895	528,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,001,049	$911,517
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 30, 2016	October 25, 2015
Cash flows from operating activities:
Net income	$46,642	$10,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	35,506	36,534
Accretion of deferred financing costs and debt discount	492	1,054
Deferred income taxes	15,659	4,366
Share-based compensation	21,198	13,398
(Gain) loss on disposition of business operations and assets	(24,988)	23
Earn-out liabilities	(162)	(13,618)
Environmental reserve	(68)	2,855
Changes in assets and liabilities:
Accounts receivable, net	(15,994)	14,577
Inventories	1,302	2,694
Prepaid expenses and other assets	(11,785)	5,975
Accounts payable	6,775	677
Accrued liabilities	8,885	(15,631)
Deferred revenue	3,300	1,033
Income taxes payable and prepaid taxes	(7,875)	2,086
Other liabilities	5,807	1,343
Net cash provided by operating activities	84,694	67,616
Cash flows from investing activities:
Purchase of property, plant and equipment	(13,754)	(10,705)
Acquisitions, net of cash acquired	—	(44,432)
Purchases of other investments	(3,248)	(5,230)
Proceeds from disposition of business operations	32,045	—
Proceeds from sale of equity investments	555	5,261
Net cash provided by (used in) investing activities	15,598	(55,106)
Cash flows from financing activities:
Borrowings under line of credit	—	35,000
Payment for employee share-based compensation payroll taxes	(5,928)	(6,070)
Proceeds from exercises of stock options	1,678	3,965
Repurchase of outstanding common stock	(539)	(57,311)
Payment of long term debt	(9,374)	(26,063)
Net cash used in financing activities	(14,163)	(50,479)
Net increase (decrease) in cash and cash equivalents	86,129	(37,969)
Cash and cash equivalents at beginning of period	211,810	230,328
Cash and cash equivalents at end of period	$297,939	$192,359
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The third quarter of fiscal years 2017 and 2016 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All significant intercompany balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, and the Company believes that the included disclosures are adequate to make the information presented not misleading. The Company evaluated all subsequent events through the date these interim unaudited condensed consolidated financial statements were issued.
On March 4, 2015, the Company completed the acquisition of Triune Systems, L.L.C. (“Triune”). On January 13, 2015, the Company completed the acquisition of selected assets from EnVerv, Inc. (“EnVerv”). The interim unaudited condensed consolidated financial statements include the results of income of Triune and EnVerv commencing as of the acquisition dates.
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
Segment Information
The Company’s Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker (“CODM”) as defined by guidance regarding segment disclosures (see Note 14 for further discussion). In fiscal year 2016, the Company updated its assessment of its operations in light of its restructuring efforts (see Note 17 for further discussion) and strategic business decisions. Based on this assessment, at that time the Company had identified five operating segments in total. Four of the operating segments aggregated into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as “All others”), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. As a result, the financial activity associated with the Systems Innovation Group was reported separately from the Company’s Semiconductor Products Group. This separate reporting was included in the “All others” category. On August 5, 2016, the Company completed its divestiture of its Snowbush Intellectual Property (“Snowbush IP”) business (previously part of the Company’s Systems Innovation Group) to Rambus Inc. (“Rambus”) for a purchase price of $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. Beginning in the third quarter of fiscal year 2017, the Company no longer has a Systems Innovation Group or an “All others” category, and therefore has only four operating segments that aggregate into one reportable segment, the Semiconductor Products Group.
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
Recent Accounting Pronouncements
On August 26, 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.”  The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  This ASU is effective for fiscal years beginning after December 15, 2017.  This ASU will be effective for the Company as of the beginning of Fiscal 2019. Early adoption is permitted in any interim or annual period.   The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto; however, it does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which will require that substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which will apply to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact this update will have on its consolidated financial statements.
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

Note 2: Acquisitions
Triune Systems, L.L.C
On March 4, 2015, the Company acquired Triune Systems, L.L.C., a privately-held supplier of isolated switching, wireless charging and power management platforms targeted at, among other things, high and low power, high efficiency applications. Under the terms of the purchase agreement, the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million consisting of $35.0 million in cash paid at closing, with an additional cash consideration of $10.0 million of which $9.5 million was paid in September 2015 and $0.5 million was paid in the second quarter of fiscal year 2017. In March 2015, the Company borrowed $35.0 million under its prior revolving line of credit in connection with this acquisition (see Note 10 for discussion regarding Credit Facilities).
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

The Triune Earn-out targets for fiscal year 2016 were not met and the Company does not expect the fiscal year 2017 or 2018 targets to be achieved. The fair value of the Triune Earn-out liability was zero as of October 30, 2016. See Notes 7 and 12.

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
Net revenues and earnings attributable to Triune since the acquisition date have not been material. Pro forma results of operations have not been presented as Triune’s annual operating results are not material to the Company’s unaudited condensed consolidated financial statements.
EnVerv, Inc.
On January 13, 2015, the Company paid $4.9 million to acquire selected assets from EnVerv, Inc., a privately-held supplier of power line communications and Smart Grid solutions targeted at advanced metering infrastructure, home energy management systems and IoT applications. The Company has concluded that the acquired assets constituted a business and accordingly accounted for this transaction as a business combination.

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
Net revenues and earnings attributable to EnVerv since the acquisition date have not been material. Pro forma results of operations have not been presented as EnVerv’s annual operating results are not material to the Company’s unaudited condensed consolidated financial statements.

Note 3: Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Net income	$30,776	$10,704	$46,642	$10,250

Weighted average common shares outstanding - basic	65,549	65,117	65,331	65,920
Dilutive effect of options and restricted stock units	657	100	568	331
Weighted average common shares outstanding - diluted	66,206	65,217	65,899	66,251

Basic earnings per common share	$0.47	$0.16	$0.71	$0.16
Diluted earnings per common share	$0.46	$0.16	$0.71	$0.15

Anti-dilutive shares not included in the above calculations	989	3,728	1,498	2,392
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
The Company defers revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or return privileges, until these products are sold through to end users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, the Company has concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. The Company estimates the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each category of material using standard costs which is expected to approximate actual costs at the date of sale. The estimated deferred gross margins on these sales, where there are no outstanding receivables, are recorded on the condensed consolidated balance sheets under the heading of “Deferred revenue.”
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. There were no significant impairments of deferred cost of sales in the third quarters of fiscal years 2017 or 2016.
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

Note 5: Share-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax, share-based compensation included in the unaudited condensed consolidated statements of income for the three and nine months ended October 30, 2016 and October 25, 2015.

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Revenue offset	$3,669	$—	$3,669	$—
Cost of sales	360	197	1,108	1,071
Selling, general and administrative	3,965	2,933	12,001	6,006
Product development and engineering	1,401	1,987	4,420	6,320
Share-based compensation	$9,395	$5,117	$21,198	$13,397
Net change in share-based compensation capitalized into inventory	$124	$(233)	$106	$45
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
Some of the restricted stock units granted in the first nine months of fiscal year 2017 and prior years are classified as liabilities rather than equity. For grants classified as equity, share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the grantee’s requisite service period. For grants classified as liabilities, share-based compensation is measured at fair value at the end of each reporting period until the date of settlement, and is recognized as an expense over the grantee’s requisite service period. Expected volatilities are based on historical volatility using daily and monthly stock price observations.
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in the three and nine months ended October 30, 2016 and October 25, 2015, respectively:

	Three Months Ended		Nine Months Ended
	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Expected lives, in years	4.2	4.2	4.1 - 4.5	4.2 - 4.3
Estimated volatility	32%	32%	32%	29% - 32%
Dividend yield	—	—	—	—
Risk-free interest rate	1.0%	1.3%	1.1% - 1.3%	1.24% - 1.29%
Weighted average fair value on grant date	$7.10	$4.80	$5.67	$6.09

Stock Options. The Company has historically granted stock options to both employees and non-employee directors. The fair values of these grants were measured on the grant date. The grant dates for these awards are equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 3-4 years).
The following table summarizes the activity for stock options for the nine months ended October 30, 2016:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation	Number of Shares Exercisable	Weighted Average Contractual Term (in years)
Balance at January 31, 2016	1,507	$25.18	$962	$3,748	775
Options granted	356	20.58
Options exercised	(86)	19.17	482
Options cancelled/forfeited	(95)	22.10
Balance at October 30, 2016	1,682	$24.69	$3,419	$3,796	902
Exercisable at October 30, 2016	902	$26.30	$873			2.3
Performance-Based Restricted Stock Units. The Company grants performance-based restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined cumulative three-year performance of the Company’s net revenue and non-GAAP operating income measured against internal goals. The performance award which is granted in any fiscal year will be tied to the Company’s performance of that fiscal year and the succeeding two fiscal years. The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 582,032 shares and an additional 582,032 shares would be settled in cash. The Company would have a liability accrued under “Other liabilities” within the condensed consolidated balance sheets equal to the value of 582,032 shares on the settlement date, which would be settled in cash. Only cash performance-based restricted stock unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At October 30, 2016, the performance metrics associated with the outstanding awards issued in fiscal years 2017 and 2016 are expected to be met at a level which would result in a grant at 190% and 0% of target, respectively.
In the first quarter of fiscal year 2016, the Company granted performance-based vesting restricted stock units to select employees as part of the EnVerv acquisition. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined net revenue target. In addition to the performance vesting condition, these awards have a requisite four year vesting term (which is also the requisite vesting period) whereby 25% will vest, subject to attainment of the performance condition, on each anniversary of the grant date. Under the terms of these awards, assuming the highest performance level of 100% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 24,000. At October 30, 2016, the performance metrics associated with the outstanding awards issued in fiscal year 2016 are not expected to be met which would result in none of the shares being issued.

The performance-based restricted stock units are valued as of the measurement date and expense is recognized on a straight line basis for the awards expected to vest based on the probability of attainment of the performance condition for each separately vesting portion of the award.

The following table summarizes the activity for performance-based restricted stock units for the nine months ended October 30, 2016:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amounts)	Total Units	Units	Units	Recorded Liability
Balance at January 31, 2016	384	203	181	$237	$26.57	$1,925	1.5
Performance-based units granted	231	116	115		17.51
Performance-based units vested	—	—	—		—
Performance-based units cancelled/forfeited	(12)	(6)	(6)		17.51
Change in liability				621
Balance at October 30, 2016	603	313	290	$858	$23.29	$7,989	1.3

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
The following table summarizes the activity for market performance restricted stock units for the nine months ended October 30, 2016:

		Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
(in thousands, except for per unit amounts)	Total Units
Balance at January 31, 2016	220	$15.59	$143	0.1
Market performance units granted	—	—
Market performance units vested	—	—
Market performance units cancelled/forfeited	—	—
Balance at October 30, 2016	220	$15.59	$—	0.0

Restricted Stock Units, Employees. The Company grants restricted stock units to employees which are expected to be settled with stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 4 years).

The following table summarizes the employees’ restricted stock unit activity for the nine months ended October 30, 2016:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2016	2,032	$23.70		$35,692	2.4
Restricted stock units granted	1,147	21.76
Restricted stock units vested	(714)	25.28	$16,134
Restricted stock units forfeited	(270)	20.77
Balance at October 30, 2016	2,195	$22.53		$41,348	2.6

(1)	Reflects the value of Semtech Corporation stock on the date that the restricted stock unit vested.

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

The restricted stock units that are to be settled in cash are accounted for as liabilities. Because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement. The following table summarizes the non-employee directors’ activity for restricted stock units settled in cash for the nine months ended October 30, 2016:

(in thousands, except for per unit amounts)	Number of Units	Recorded Liability	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2016	28	$3,870	$19.70	$221	0.4
Restricted stock units granted	25		23.40
Restricted stock units vested	(30)		19.65
Restricted stock units forfeited	—		—
Change in liability		502
Balance at October 30, 2016	23	$4,372	$23.67	$403	0.6
As of October 30, 2016, the total number of vested but unsettled restricted stock units for non-employee directors is 173,657 units. As of October 30, 2016, $4.4 million of the liability associated with these awards is included in “Other long-term liabilities” within the condensed consolidated balance sheets.

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
The following table summarizes the non-employee directors’ activity for restricted stock units settled with stock for the nine months ended October 30, 2016:

(in thousands, except for per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Compensation	Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2016	24	$19.70		$186	0.4
Restricted stock units granted	21	23.40
Restricted stock units vested	(25)	24.16	$616
Restricted stock units forfeited	—	—
Balance at October 30, 2016	20	$23.67		$312	0.6

(1)	Reflects the value of Semtech Corporation stock on the date that the restricted stock unit vested.

Modification of Awards
On December 19, 2014 and August 17, 2015, the Company modified the equity awards of certain executive officers by providing for the acceleration of vesting upon termination of their employment in certain circumstances in connection with a change in control of the Company. These modifications impacted the stock awards of 12 executive employees and resulted in no incremental compensation cost for the fiscal year ended January 31, 2016 or the three or nine month periods ended October 30, 2016 and October 25, 2015.

Warrant. On October 5, 2016 the Company issued a warrant (the “Warrant”) to Comcast Cable Communications Management LLC (“Comcast”) to purchase up to 1,086,957 shares (the “Warrant Shares”) of the Company’s common stock, par value $0.01 per share, representing a total of $30.0 million worth of common stock based on the average closing price over the 10-trading day period ending October 4, 2016, at an exercise price of $0.01 per Warrant Share. The Warrant provides for net share settlement that, if elected by Comcast, will reduce the number of Warrant Shares issued upon exercise to reflect net settlement of the exercise price. Comcast may also request cash settlement of the Warrant upon exercise in lieu of the issuance of Warrant Shares; however, such cash settlement is at the sole and absolute discretion of the Company. The Warrant vested 10% on its issuance, and the remainder vests based on the achievement during the subsequent 30-month period (“Milestone Period”) by Comcast (or its designee) of certain milestones related to the deployment of a LoRaWAN™-based network in cities around the country. The number of Warrant Shares are subject to customary adjustment provisions for stock split, reclassification, reorganization, consolidation, merger, and similar transactions. The Warrant has a term of seven years from October 5, 2016.

The Warrant was issued by the Company to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area Network (LPWAN) in the United States, based on the Company’s LoRa® Wireless Radio Frequency Technology.

The Warrant is accounted for as equity. The cost of the Warrant is recognized as an offset to net sales over the respective performance period. The Warrant consists of five performance tranches. The cost associated with each tranche is recognized based on the fair value at each reporting date until vesting which is the measurement date.

The following table summarizes the underlying Warrant Shares issued to Comcast for the nine months ended October 30, 2016:

(in thousands, except for per Warrant Share amounts)	Number of Warrant Shares	Weighted Average Grant Date Fair Value (per Warrant Share)	Aggregate Intrinsic Value (1)	Aggregate Unrecognized Expense
Balance at January 31, 2016	—	$—	—	$—
Warrant shares granted	1,087	27.74
Warrant shares vested	(109)	27.74	$3,015
Change in value	—	—		23,674
Balance at October 30, 2016	978	$27.74		$23,674

(1)	Reflects the value of Semtech Corporation Warrant Shares on the date the Warrant Shares vested.

Given the nominal exercise price of the Warrant Shares, the Company valued the awards using the closing price of the Company’s stock on the measurement date for shares that have vested and the fair value on the condensed consolidated balance sheets date for the other shares. As of October 30, 2016, no part of the Warrant has been exercised, and the Warrant has an estimated life of seven years.

Note 6: Investments
Investments that have original maturities of three months or less are accounted for as cash equivalents. This includes money market funds, time deposits and United States (“U.S.”) government obligations. Temporary and long-term investments consist of government, bank and corporate obligations, with original maturity dates in excess of three months. Temporary investments have original maturities in excess of three months, but mature within twelve months of the balance sheet date. Long-term investments have original maturities in excess of twelve months. The Company determines the cost of securities sold based on the specific identification method. Realized gains or losses are reported in “Non-operating expense, net” within the unaudited condensed consolidated statements of income.
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
As of October 30, 2016, the Company did not have any long-term investments.
The following table summarizes the Company’s available-for-sale investments:

	October 30, 2016			January 31, 2016
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Cash equivalents	$16,908	$16,908	$—	$16,866	$16,866	$—
Total investments	$16,908	$16,908	$—	$16,866	$16,866	$—
The following table summarizes the maturities of the Company’s available-for-sale investments:

	October 30, 2016		January 31, 2016
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$16,908	$16,908	$16,866	$16,866
After 1 year through 5 years	—	—	—	—
Total investments	$16,908	$16,908	$16,866	$16,866
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale investments and are included in “Accumulated other comprehensive income” within the condensed consolidated balance sheets. The following table summarizes net unrealized losses arising in the periods presented in addition to the tax associated with these comprehensive income items:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Unrealized gain (loss), net of tax	$—	$129	$(85)	$266
Increase to deferred tax liability	—	74	—	172
The Company did not generate any significant interest income in the three or nine month periods ended October 30, 2016 and October 25, 2015.
Equity and Cost Method Investments
The Company accounts for its equity investments under the cost method of accounting when it does not have the ability to exercise significant influence over the investees. For investments where the Company has the ability to exercise significant influence, it uses the equity method of accounting. The Company’s total equity and cost method investments were $22.2 million and $20.2 million as of October 30, 2016 and January 31, 2016. All of these investments are in private companies and are included in “Other assets” within the condensed consolidated balance sheets.
The Company has the following investments which are accounted for as cost method investments:

Entity Name	Investment Value
(in thousands)	October 30, 2016	January 31, 2016
MultiPhy Ltd.	$14,000	$12,000
Skorpios Technologies Inc.	3,000	3,000
Guangdong Dapu Telecom Technology Co., Ltd.	3,300	3,300
Senet, Inc.	1,900	1,900
Jariet Technologies Inc.	—	—
Total	$22,200	$20,200
The Company evaluated its cost method investments for indicators of impairment at October 30, 2016. The Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of the investments and as a result did not estimate the fair value of its investments.
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

	Fair Value as of October 30, 2016				Fair Value as of January 31, 2016
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$16,908	$16,908	$—	$—	$16,866	$16,866	$—	$—
Derivative financial instruments	215	—	215	—	—	—	—	—
Total financial assets	$17,123	$16,908	$215	$—	$16,866	$16,866	$—	$—

Financial liabilities:
Triune Earn-out	$—	$—	$—	$—	$—	$—	$—	$—
Cycleo Earn-out	1,295	—	—	1,295	1,457	—	—	1,457
Derivative financial instruments	445	—	445	—	—	—	—	—
Total financial liabilities	$1,740	$—	$445	$1,295	$1,457	$—	$—	$1,457
During the nine months ended October 30, 2016, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of October 30, 2016 and January 31, 2016, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the previous estimates. Changes in the estimated fair value of the Company’s contingent earn-out liabilities related to the time component of the present value calculation are reported in “Interest expense” within the unaudited condensed consolidated statements of income. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

A reconciliation of the change in the earn-out liability during the nine months ended October 30, 2016 is as follows:

(in thousands)	Cycleo	Triune	Total
Balance at January 31, 2016	$1,457	$—	$1,457
Changes in the fair value of contingent earn-out obligations	(162)	—	(162)
Balance as of October 30, 2016	$1,295	$—	$1,295
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 10) is $67.8 million and $77.1 million and Revolving Commitments (as defined in Note 10) is $181.0 million as of both October 30, 2016 and January 31, 2016, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during the first nine months of fiscal year 2017.

Note 8: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	October 30, 2016	January 31, 2016
Raw materials	$3,342	$2,094
Work in progress	40,731	40,940
Finished goods	18,606	20,841
Inventories	$62,679	$63,875

Note 9: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill were as follows:

(in thousands)	Signal Integrity	Power and High Reliability	Wireless and Sensing	Total
Balance at January 31, 2016	$261,891	$49,384	$18,428	$329,703
Additions	—	—	—	—
Balance at October 30, 2016	$261,891	$49,384	$18,428	$329,703
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
Goodwill is measured at fair value on a non-recurring basis. That is, goodwill is not measured at fair value on an ongoing basis, but is subject to fair value adjustments using Level 3 inputs in certain circumstances (e.g., when there is evidence of impairment). At October 30, 2016, the Company concluded that there were no indicators of such impairment.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		October 30, 2016			January 31, 2016
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$144,930	$(87,753)	$57,177	$148,210	$(74,006)	$74,204
Customer relationships	5-10 years	30,030	(19,147)	10,883	30,030	(15,847)	14,183
Technology licenses (1)	2 years	100	(96)	4	100	(57)	43
Other intangibles assets	1-5 years	6,600	(6,600)	—	6,600	(6,600)	—
Total finite-lived intangible assets		$181,660	$(113,596)	$68,064	$184,940	$(96,510)	$88,430

(1)
Technology licenses relate to end-license agreements for intellectual property that is used by the Company in research and development activities and also has alternative future uses. Amortization expense related to technology licenses is reported as “Product development and engineering” within the unaudited condensed consolidated statements of income.

For the three months ended October 30, 2016 and October 25, 2015, amortization expense related to acquired finite-lived intangible assets was $6.3 million and $6.3 million, respectively. For the nine months ended October 30, 2016 and October 25, 2015, amortization expense related to acquired finite-lived intangible assets was $19.0 million and $18.6 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as “Intangible amortization” within the unaudited condensed consolidated statements of income.

The estimated annual amount of future amortization expense for all finite-lived intangible assets will be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer Relationships	Technology Licenses	Total
Remaining three months of fiscal year 2017	$5,188	$1,100	$4	$6,292
Fiscal year 2018	20,744	4,400	—	25,144
Fiscal year 2019	17,332	4,400	—	21,732
Fiscal year 2020	9,905	950	—	10,855
Fiscal year 2021	3,056	33	—	3,089
Thereafter	952	—	—	952
Total expected amortization expense	$57,177	$10,883	$4	$68,064
As of October 30, 2016, the Company had no intangible assets classified as having an indefinite life.

Note 10: Credit Facilities

On May 2, 2013, Semtech Corporation, with each of its domestic subsidiaries as guarantors (the “Prior Guarantors”), entered into a credit agreement (the “Prior Credit Agreement”) with the lenders referred to therein (the “Prior Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. In accordance with the Prior Credit Agreement, the Prior Lenders provided Semtech Corporation with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million for a five year term, consisting of term loans in an aggregate initial principal amount of $150.0 million (the “Prior Term Loans”) and revolving credit commitments in an aggregate principal amount of $250.0 million (the “Prior Revolving Commitments”). The Prior Revolving Commitments contained sub-facilities that could be used as follows: up to $40.0 million for letters of credit, up to $25.0 million for Swing Line Loans (as defined below), and up to $40.0 million for revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). “Swing Line Loans” refer to Base Rate (as defined below) loans made in immediately available funds denominated in dollars by the swing line lender in its sole and absolute discretion. As of October 30, 2016, there were no amounts outstanding under the letters of credit, Swing Line Loans, and Alternative Currencies.
Interest on loans made under the Prior Credit Agreement in U.S. Dollars accrued, at Semtech’s option, at a rate per annum equal to (1) the Base Rate plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) London Interbank Offered Rate (“LIBOR”) (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate (as published by The Wall Street Journal), (b) ½ of 1% above the federal funds effective rate or (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Interest on loans in Alternative Currencies, other than Canadian Dollars, accrued at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. Interest on loans in Canadian Dollars accrued at a rate per annum equal to the CDOR Rate (as defined below) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio. The “CDOR Rate” for any interest period is the rate equal to the sum of: (a) the rate determined by the administrative agent with reference to the arithmetic average of the discount rate quotations of all institutions listed for CAD Dollar-denominated bankers’ acceptances displayed and identified on the “Reuters Screen CDOR Page” and (b) 0.10% per annum. CDOR Commitment fees on the unused portion of the Prior Revolving Commitments accrued at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio. Interest was payable monthly for a Base Rate loan and swing line loan and quarterly for a Euro dollar rate loan. As of October 30, 2016, the interest rates payable on both the Prior Term Loans and the Prior Revolving Commitments was 2.28%.
As of October 30, 2016, there was $67.8 million outstanding under the Prior Term Loans and $181.0 million in revolving loans outstanding pursuant to the Prior Revolving Commitments. The Prior Term Loans and the Prior Revolving Commitments (and related revolving loans) were scheduled to mature on May 1, 2018.
All obligations of Semtech Corporation under the Prior Credit Agreement were unconditionally guaranteed by each of the Prior Guarantors and were secured by a first priority security interest in substantially all of the assets of Semtech Corporation and the Prior Guarantors, subject to certain customary exceptions.
Semtech Corporation and the Prior Guarantors were subject to customary covenants under the Prior Credit Agreement, including the maintenance of a minimum interest ratio of 3.50 to 1.00 and a maximum total consolidated leverage ratio of 3.00 to 1.00. Semtech Corporation and the Prior Guarantors were in compliance with such financial covenants as of October 30, 2016.
The Prior Credit Agreement also contained customary provisions pertaining to events of default. If any event of default had occurred, the principal, interest, and any other monetary obligations on all the then outstanding amounts could have become due and payable immediately.

On November 15, 2016, the Company, with each of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders referred to therein (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. The Amended and Restated Credit Agreement consists of a senior secured term A loan facility in the principal amount of $150.0 million and a senior secured revolving credit facility in the principal amount of $250.0 million, each of which is scheduled to mature in November 2021. The Amended and Restated Credit Agreement amended and restated the Prior Credit Agreement that was scheduled to mature in May of 2018 (see Note 20 for discussion regarding Subsequent Events).

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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows:

(in thousands)
Balance at January 31, 2016	$8,432
Additions based on tax positions related to the current year	80
Reductions for tax positions of prior years, net	(121)
Reductions for settlements with tax authorities	—
Balance as of October 30, 2016	$8,391
The gross unrecognized tax benefit (before federal impact of state items) was $10.6 million at both October 30, 2016 and January 31, 2016. Included in the balance of unrecognized tax benefits at October 30, 2016 and January 31, 2016, is $8.4 million and $8.4 million of net tax benefit (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate, subject to the valuation allowance.
The liability for UTP is reflected within the condensed consolidated balance sheets as follows:

(in thousands)	October 30, 2016	January 31, 2016
Deferred tax assets - non-current	$7,121	$7,162
Other long-term liabilities	1,270	1,270
Total accrued taxes	$8,391	$8,432
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes within the unaudited condensed consolidated statements of income. The Company had approximately $293,000 of net interest and penalties accrued at October 30, 2016 and January 31, 2016.
Tax years prior to 2012 (the Company’s fiscal year 2013) are generally not subject to examination by the U.S. Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal years 2012 and 2013 and expects to close those audits within the next twelve months. The Company’s reserves for UTP’s are expected to be sufficient to address matters that may arise under examination. For state returns, the Company is generally not subject to income tax examinations for years prior to 2011 (the Company’s fiscal year 2012). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2015. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

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

The Company’s currently pending legal matters of note are discussed below:
Environmental Matters
In 2001, the Company was notified by the California Department of Toxic Substances Control (“State”) that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company joined with other potentially responsible parties that sent acetone to the site and entered into a Consent Order with the State that required the group to perform a soils investigation at the site and submit a remediation plan. The State has approved the remediation plan, which addressed the group’s initial obligations under the Consent Order. The Consent Order does not require the group to remediate the site and the State has indicated it intends to look to other parties for remediation. To date, the Company’s share of the group’s expenses has not been material and has been expensed as incurred. There is a pending settlement offer that would potentially resolve most, if not all, of the acetone group’s potential liability. More recently, the State has indicated that it will pursue a smaller group of parties for additional remediation and/or costs, in particular parties the State alleges provided chlorinated solvents for recycling, including the Company. Due to the fact that there are fewer parties that are alleged to have provided chlorinated solvent wastes, the potential share of this alleged liability is much larger than the Company’s share of acetone group potential liability. Settlement discussions regarding the potential liability for chlorinated solvents at the site have recently been initiated, but it is too soon to tell if those discussions will lead to a negotiated resolution of the issues.

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

The Company has been engaged with the regulatory agency, including technical discussion between the Company’s environmental firm and RWQCB staff, and has initiated the technical efforts to comply with the order. The Company submitted technical reports prepared by the environmental firm to the RWQCB and has received confirmation regarding the satisfaction of portions of the order. The Company also submitted a remedial action plan prepared by the environmental firm outlining the cleanup of soil, groundwater, and soil vapor at the site. The Company's contractors have installed new monitoring wells and have submitted plans and applications in order to initiate pilot testing of a soil vapor extraction system. The parties are continuing to work toward compliance with the October 2013 order and anticipate working cooperatively on any ultimate proposed cleanup and abatement work.

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the draft remedial action plan, the Company determined a revised range of probable loss between $5.2 million and $7.5 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss as follows within the Company’s condensed consolidated balance sheets.

(in thousands)	Accrued Liability	Other-Long Term Liability	Total
Balance at January 31, 2016	$1,150	$4,180	$5,330
Change in estimate	(499)	499	—
Utilization	(116)	—	(116)
Balance at October 30, 2016	$535	$4,679	$5,214

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
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement (“Cycleo Amended Earn-out”) with the former stockholders of Cycleo SAS (“Cycleo Earn-out Beneficiaries”), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period (“Cycleo Defined Earn-out Period”). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company recorded a liability for the Cycleo Amended Earn-out of $8.3 million and $6.3 million as of October 30, 2016 and January 31, 2016, respectively, of which $1.8 million is expected to be paid within twelve months.

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
A summary of earn-out liabilities by classification follows:

	Balance at October 30, 2016			Balance at January 31, 2016
(in thousands)	Cycleo	Triune	Total	Cycleo	Triune	Total
Compensation expense	$6,379	$—	$6,379	$4,397	$—	$4,397
Not conditional upon continued employment	1,295	—	1,295	1,457	—	1,457
Interest expense	590	—	590	405	—	405
Total liability	$8,264	$—	$8,264	$6,259	$—	$6,259

Amount expected to be settled within twelve months	$1,829	$—	$1,829	$2,155	$—	$2,155

Note 13: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Arrow (and affiliates)	11%	10%	9%	9%
The Company did not have any customer that accounted for at least 10% of total net receivables as of October 30, 2016 or January 31, 2016.
Outside Subcontractors and Suppliers
The Company relies on a limited number of outside subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. The Company’s largest source of silicon wafers is an outside foundry located in China and a significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For the third quarter of fiscal years 2017 and 2016, respectively, approximately 24% and 29%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods.
In the third quarter of fiscal year 2017, authorized distributors accounted for approximately 64% of the Company’s net sales compared to approximately 56% in the third quarter of fiscal year 2016. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the third quarter of fiscal year 2017, our two largest distributors were based in Asia.

Note 14: Segment information
Segment Information

The Company had five operating segments that existed prior to the third quarter of fiscal year 2017 and currently has four. The Company’s CEO functions as the CODM. The Company’s CODM makes operating decisions and assesses performance based on these operating segments. The four operating segments: Protection Products Group, Power and High Reliability Products Group, Signal Integrity Products Group, and Wireless and Sensing Products Group, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the “Semiconductor Products Group”.

On August 5, 2016, the Company completed its divestiture of its Snowbush IP business. Beginning in the third quarter of fiscal year 2017, the Company no longer has a Systems Innovation Group or an “All others” category, which used to be a separate operating segment.

The Company’s assets are commingled among the various reporting units and the CODM does not use that information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment below.

Net sales by segment are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Semiconductor Products Group	$137,185	$115,795	$404,036	$369,690
All others	—	15	205	1,920
Total	$137,185	$115,810	$404,241	$371,610

Income by segment and reconciliation to consolidated operating income:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Semiconductor Products Group	$33,013	$22,019	$92,973	$70,054
All others	25,214	(1,818)	22,738	(6,375)
Operating Income by segment	58,227	20,201	115,711	63,679
Items to reconcile segment operating income to consolidated income before taxes
Intangible amortization and impairments	6,286	6,308	19,017	18,648
Share-based compensation	9,395	5,117	21,199	13,397
Changes in the fair value of contingent earn-out obligations	—	(14,186)	(162)	(13,618)
Restructuring charges	—	962	—	4,526
Environmental reserve	—	—	—	2,855
Other non-segment related (income) expenses	3,139	2,792	5,938	10,073
Amortization of fair value adjustments related to acquired PP&E	308	310	925	948
Interest expense, net	1,890	1,964	5,857	5,698
Non-operating expense, net	690	777	871	1,152
Income before taxes	$36,519	$16,157	$62,066	$20,000

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis for all periods.

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 30, 2016		October 25, 2015		October 30, 2016		October 25, 2015
Signal Integrity	$60,550	44%	$52,449	45%	$193,745	48%	$165,780	44%
Protection	40,250	29%	33,225	29%	108,296	27%	105,339	28%
Wireless and Sensing	24,070	18%	16,567	14%	60,514	15%	54,898	15%
Power and High-Reliability	15,984	12%	13,554	12%	45,150	11%	43,673	12%
Systems Innovation	—	—%	15	—%	205	—%	1,920	1%
Other: Warrant Shares	(3,669)	(3)%	—	—%	(3,669)	(1)%	—	—%
Total net sales	$137,185	100%	$115,810	100%	$404,241	100%	$371,610	100%
The cost of the Warrant granted is recognized as an offset to net sales over the respective performance period (see Note 5 for discussion regarding Share-Based Compensation).
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Asia-Pacific	80%	70%	79%	72%
North America	16%	20%	16%	18%
Europe	7%	10%	8%	10%
Other: Warrant Shares	(3)%	—%	(3)%	—%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for one or more of the periods presented:

	Three Months Ended		Nine Months Ended
(percentage of total sales)	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
China (including Hong Kong)	46%	45%	45%	44%
United States	11%	14%	11%	12%
Other: Warrant Shares	(3)%	—%	(3)%	—%

The Company’s regional income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Domestic	$937	$21,146	$(13,048)	$3,785
Canada	31,385	2,440	49,302	16,494
United Kingdom	3,568	4,984	14,150	17,328
Switzerland	764	(13,411)	7,791	(5,063)
Japan	344	1,424	2,470	2,486
Other Foreign	(479)	(426)	1,401	(15,030)
Total	$36,519	$16,157	$62,066	$20,000

Additionally, the impact of the Warrant is included in the domestic performance above.

Note 15: Stock Repurchase Program

Stock Repurchase Program

The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the repurchase program for the three and nine month periods listed below:

	Three Months Ended				Nine Months Ended
	October 30, 2016		October 25, 2015		October 30, 2016		October 25, 2015
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Repurchase Program expenditures	—	$—	491,316	$7,464	23,968	$538	2,681,476	$57,311

As of October 30, 2016, the Company had repurchased $136.2 million in shares of its common stock under the program since inception and the current remaining authorization under the program is $62.2 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 16: Divestitures
In the first quarter of fiscal year 2016, the Company completed its divestiture of its defense and microwave communications infrastructure business to Jariet Technologies, Inc. (“Jariet”) in exchange for an equity interest in that company. For the three months ended October 25, 2015, the defense and microwave communications infrastructure business accounted for $0.2 million in net revenue and non-recurring engineering (“NRE”) reimbursements. For the nine months ended October 25, 2015, the defense and microwave communications infrastructure business accounted for $4.3 million in net revenue and NRE reimbursements. This business was part of the Sierra Monolithics, Inc. acquisition completed by the Company in December 2009.
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
On August 5, 2016, the Company completed its divestiture of its Snowbush IP business (previously part of the Company’s Systems Innovation Group) to Rambus for a purchase price of $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. The Company recognized a gain of $25.0 million on the disposition of this business in the third quarter of fiscal year 2017, which is recorded in “Gain on disposition of business operations” within the condensed consolidated statements of income. The Company is accounting for any potential receipt of proceeds a gain contingency; therefore, any additional payments will be recognized as they are received. The cash proceeds from the disposition of this business are included in “Proceeds from disposition of business operations” within the cash flows from investing activities section of the unaudited condensed consolidated statements of cash flows.
Note 17: Restructuring
During fiscal year 2016, Semtech Corporation announced a worldwide reduction in force as part of an overall plan to align operating expenses with business conditions and to leverage recent infrastructure investments.

Restructuring related liabilities are included within “Accrued liabilities” within the condensed consolidated balance sheets as of October 30, 2016 and January 31, 2016, respectively. Restructuring charges, if any, are presented within “Restructuring charge” within the unaudited condensed consolidated statements of income.
The following table summarizes the restructuring activity for the nine months ended October 30, 2016:

(in thousands)	One-time employee termination benefits
Balance at January 31, 2016	$342
Adjustments	—
Cash payments	(336)
Balance at October 30, 2016	$6
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

As of October 30, 2016, the Company’s maximum exposure to loss as a result of its investment in MultiPhy is limited to the $14.0 million investment as described further in Note 6. As part of its investment in MultiPhy, the Company received a call option that would allow the Company to purchase all of the outstanding equity interests of MultiPhy. The call option, which is currently out of the money, is exercisable through June 30, 2018.

Note 19: Derivatives and Hedging Activities

The Company is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc (“CHF”), Canadian Dollar (“CAD”) and Great British Pound (“GBP”). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar (“USD”). The Company uses derivative financial instruments in the form of forward contracts, to mitigate risk associated with adverse movements in these foreign currency exchange rates on a portion of foreign denominated expenses expected to be realized during the current and following fiscal year. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.

The Company records all derivatives within the condensed consolidated balance sheets at fair value, with assets included in “Other current assets” and liabilities included in “Accrued liabilities”. The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The Company is currently applying hedge accounting to all foreign currency derivatives and has designated these hedges as cash flow hedges.

At October 30, 2016, the Company had the following outstanding foreign exchange contracts:

(in thousands)
Foreign Exchange Contracts	Number of Instruments	Buy Notional Value		Sell Notional Value
Sell USD/Buy CHF Forward Contract	3	Fr.	2,672	$2,732
Sell USD/Buy CAD Forward Contract	3	C$	6,337	$4,532
Sell USD/Buy GBP Forward Contract	15		£10,744	$13,568
Total	21

These contracts, with maturities extending into the subsequent fiscal year, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive gain in shareholders’ equity. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in selling, general and administrative (“SG&A”) expense within the unaudited condensed consolidated statements of income when the underlying hedged expense is recognized. Any ineffective portions of cash flow hedges are recorded in “Non-operating (expense) income, net” within the Company’s unaudited condensed consolidated statements of income. The Company presents its derivative assets and liabilities at their gross fair values on the condensed consolidated balance sheets.

The table below summarizes the carrying values of derivative instruments as of October 30, 2016 and January 31, 2016:

	Carrying Values of Derivative Instruments as of October 30, 2016
(in thousands)	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$215	$(445)	$(230)
Total derivatives	$215	$(445)	$(230)

	Carrying Values of Derivative Instruments as of January 31, 2016
	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$—	$—	$—
Total derivatives	$—	$—	$—

(1)	Assets are included in “Other current assets” and liabilities are included in “Accrued liabilities” within the condensed consolidated balance sheets.

(2)	The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Please refer to Note 7.

The following table summarizes the amount of income recognized from derivative instruments for the three months ended October 30, 2016 and October 25, 2015 as well as the line items within the accompanying unaudited condensed consolidated statements of income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
(in thousands)	October 30, 2016	October 25, 2015		October 30, 2016	October 25, 2015		October 30, 2016	October 25, 2015
Sell USD/Buy CHF Forward Contract	$(85)	$—	SG&A	$(24)	$—	SG&A	$(1)	$—
Sell USD/Buy CAD Forward Contract	(141)	—	SG&A	(334)	—	SG&A	—	—
Sell USD/Buy GBP Forward Contract	(196)	—	SG&A	270	—	SG&A	(2)	—
	$(422)	$—		$(88)	$—		$(3)	$—

The following table summarizes the amount of income recognized from derivative instruments for the nine months ended October 30, 2016 and October 25, 2015 as well as the line items within the accompanying unaudited condensed consolidated statements of income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
(in thousands)	October 30, 2016	October 25, 2015		October 30, 2016	October 25, 2015		October 30, 2016	October 25, 2015
Sell USD/Buy CHF Forward Contract	$51	$—	SG&A	$(72)	$—	SG&A	$—	$—
Sell USD/Buy CAD Forward Contract	1,113	—	SG&A	(909)	—	SG&A	5	—
Sell USD/Buy GBP Forward Contract	(843)	—	SG&A	435	—	SG&A	(3)	—
	$321	$—		$(546)	$—		$2	$—

The amount of losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in “Accumulated other comprehensive income” within the condensed consolidated balance sheets as of October 30, 2016 and October 25, 2015 was $0.2 million and $0.0 million. Any gains or losses under these contracts are expected to be realized and reclassified to selling, general and administrative within the next fifteen months.

Note 20: Subsequent Events

On November 15, 2016 (the “Closing Date”), the Company, with certain of its domestic subsidiaries as guarantors (the “Guarantors”), entered into the Amended and Restated Credit Agreement with the Lenders, and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. The Amended and Restated Credit Agreement amended and restated the Prior Credit Agreement. Pursuant to the Amended and Restated Credit Agreement, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate initial principal amount of $150.0 million and revolving commitments in an aggregate principal amount of $250.0 million. Up to $40.0 million of the revolving commitments may be used to obtain letters of credit, up to $25.0 million of the revolving commitments may be used to obtain swing line loans, and up to $40.0 million of the revolving commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars. Each of the term loans and the revolving commitments is scheduled to mature on November 12, 2021. As of November 15, 2016, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

As of November 15, 2016, $247.0 million of borrowings were outstanding under the Amended and Restated Credit Agreement, consisting of $150.0 million in term loans and $97.0 million in revolving loans, and there was $153.0 million of undrawn revolving commitments. The proceeds of the revolving credit facility may be used by the Company for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.

The Amended and Restated Credit Agreement provides that, subject to certain conditions, the Company may request the establishment of one or more additional term loan facilities and/or increases to the revolving commitments in an aggregate principal amount not to exceed the sum of (a) $150.0 million and (b) the aggregate principal amount of all voluntary prepayments of term loans made prior to the date of incurrence of such additional term loan facilities and/or increases to the revolving commitments. The Lenders will have an opportunity to, but are not required to participate in the additional term loan facilities and/or revolving commitment increases. If the Lenders do not agree to provide such incremental facilities, the Company may request such additional and/or increased facilities from additional lenders.

Interest on loans made under the Amended and Restated Credit Agreement in U.S. Dollars accrues, at Semtech’s option, at a rate per annum equal to (1) the New Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by Semtech plus a margin ranging from 1.25% to 2.25% depending upon Semtech’s consolidated leverage ratio (such margin, the “New Applicable Margin”). The initial interest margin will be 2.00% for Base Rate loans and 1.00% for LIBOR rate loans, applicable until 2 business days following delivery of a compliance certificate by Semtech to the administrative agent with respect to the first fiscal period ending after the Closing Date. The “New Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate of the administrative agent, (b) ½ of 1% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1.00%. Interest on loans made under the Amended and Restated Credit Agreement in alternative currencies accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable alternative currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by Semtech plus the New Applicable Margin.

Commitment fees on the unused portion of the revolving commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon Semtech’s consolidated leverage ratio, provided the initial commitment fee shall be 0.40% per annum, applicable until 2 business days following delivery of a compliance certificate by Semtech to the administrative agent with respect to the first fiscal period ending after the Closing Date. With respect to letters of credit, Semtech will pay the administrative agent, for the account of the lenders under the revolving credit facility, letter of credit participation fees at a rate per annum equal to the applicable margin then in effect with respect to LIBOR-based loans under the revolving commitments on the face amount of all outstanding letters of credit. Semtech will also pay HSBC Bank USA, N.A., as the issuing bank, a fronting fee for each letter of credit issued under the Amended and Restated Credit Agreement at a rate equal to 0.125% per annum based on the maximum amount available to be drawn under each such letter of credit, as well as its customary documentation fees.

All obligations of Semtech under the Amended and Restated Credit Agreement are unconditionally guaranteed by each of the Guarantors, which currently consist of all of the direct and indirect domestic subsidiaries of Semtech. Semtech and the Guarantors have also pledged substantially all of their assets to secure their obligations under the Amended and Restated Credit Agreement, including Semtech’s owned real property located in Camarillo, California.

The outstanding principal balance of the term loans will be subject to repayment in quarterly installments beginning on the last day of Semtech’s fiscal quarter ending closest to January 31, 2017 in an amount equal to $3,750,000 per quarter for the first two years after the Closing Date, $4,697,500 per quarter in the third and fourth years following the Closing Date, and $5,625,000 per quarter in the fifth year following the Closing Date, with the balance being due at maturity on November 12, 2021.  No amortization is required with respect to the revolving credit facility. Semtech may voluntarily prepay borrowings under the Amended and Restated Credit Agreement at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.

The term loans must be mandatorily prepaid using the proceeds of certain dispositions of assets and receipt of insurance proceeds, subject to agreed-upon thresholds and exceptions and customary reinvestment rights.

The Amended and Restated Credit Agreement contains customary covenants, including limitations on Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, sell or otherwise dispose of assets, repurchase stock, pay dividends or make similar distributions, engage in certain transactions with affiliates and make capital expenditures. In addition, the Company must comply with the following financial covenants, tested at the end of each fiscal quarter on a trailing four-quarter basis: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 and (ii) a maximum consolidated leverage ratio of 3.00 to 1.00 provided that, such maximum consolidated leverage ratio may be increased to 3.25 to 1.00 or 3.50 to 1.00, as applicable, for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition which constitutes a “Material Acquisition” under the Amended and Restated Credit Agreement, subject to the satisfaction of certain conditions.

The Amended and Restated Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the principal, interest, and any other monetary obligations on all the then outstanding amounts can become due and payable immediately by action of the administrative agent acting upon the instructions of or with the consent of the Lenders representing more than 50% of the revolving commitments and outstanding term loans or automatically upon the occurrence of certain bankruptcy events related to the Company.

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
Overview
Semtech Corporation (together with its consolidated subsidiaries, the “Company”, “we”, “our”, or “us”) designs, develops, manufactures and markets high-performance analog and mixed signal semiconductor products. Beginning with the third quarter of fiscal 2017, we operate and account for results in one reportable segment. Prior to the third quarter of fiscal year 2017, we also had one non-reportable segment. See Note 14 to our unaudited condensed consolidated financial statements.
Our current product lines include:
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

Prior to the third quarter of fiscal 2017, our Systems Innovation Group combined the analog/mixed signal design competencies from our previous Sierra Monolithics, Inc. and Gennum Corporation acquisitions and was chartered with developing innovative analog/mixed signal intellectual property (“IP”) for emerging systems. These IP cores were targeted at the datacenter, cloud computing and storage networking markets and complement our rapidly growing library of analog/mixed signal IP Cores that have been developed over several years by our former Snowbush IP team based in Canada. We also have developed advanced products in Data Converter IP at the latest, cutting edge CMOS process nodes that are targeted at high performance communications systems. On August 5, 2016, we completed the divestiture of our Snowbush IP business to Rambus Inc. (“Rambus”) for $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. In the third quarter of fiscal year 2017, we recorded a gain of $25.0 million on the disposition of this business. Other than this gain, the divestiture did not and is not expected to have a material impact on our unaudited condensed consolidated financial statements.
Our net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Signal Integrity	$60,550	$52,449	$193,745	$165,780
Protection	40,250	33,225	108,296	105,339
Wireless and Sensing	24,070	16,567	60,514	54,898
Power and High-Reliability	15,984	13,554	45,150	43,673
Systems Innovation	—	15	205	1,920
Other: Warrant Shares	(3,669)	—	(3,669)	—
Total	$137,185	$115,810	$404,241	$371,610
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the third quarters of fiscal years 2017 and 2016 represented 64% and 56% of net sales, respectively. Sales made directly to customers during the third quarters of fiscal years 2017 and 2016 were 36% and 44% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan, Europe and Israel. For the third quarter of fiscal years 2017 and 2016, respectively, approximately 24% and 29%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods. Foreign sales during the third quarter of fiscal years 2017 and 2016 constituted approximately 89% and 86%, respectively, of our net sales. Approximately 87% and 82% of foreign sales during the third quarters of fiscal years 2017 and 2016, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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

Fiscal Periods
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The third quarter of fiscal years 2017 and 2016 each consisted of 13 weeks.
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
On October 5, 2016, we issued a warrant (the “Warrant”) to Comcast Cable Communications Management LLC (“Comcast”) to purchase up to 1,086,957 shares (the “Warrant Shares”) of our common stock. The cost of the Warrant is recognized as an offset to net sales over the respective performance period since the Warrant was issued to our customer in exchange for services.

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
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross margin to the actual gross sales. The average gross margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded within the condensed consolidated balance sheets under the heading of “Deferred revenue.” There were no significant impairments of deferred cost of revenues in the first nine months of fiscal years 2017 or 2016.
The following table summarizes the deferred revenue balance:

(in thousands)	October 30, 2016	January 31, 2016
Deferred revenues	$9,650	$5,991
Deferred cost of revenues	(1,822)	(1,139)
Deferred revenue, net	7,828	4,852
Deferred product design and engineering recoveries	3,198	3,776
Total deferred revenue	$11,026	$8,628
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
Results of Operations
The following table sets forth, for the periods indicated, our unaudited condensed consolidated statements of income expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.9%	39.9%	40.3%	39.8%
Gross profit	59.1%	60.1%	59.7%	60.2%
Operating costs and expenses:
Selling, general and administrative	25.6%	26.5%	25.1%	27.6%
Product development and engineering	18.7%	23.2%	19.1%	22.8%
Intangible amortization	4.6%	5.4%	4.7%	5.0%
Gain on disposition of business operations	(18.2)%	—%	(6.2)%	—%
Changes in the fair value of contingent earn-out obligations	—%	(12.2)%	—%	(3.7)%
Restructuring charge	—%	0.8%	—%	1.2%
Total operating costs and expenses	30.6%	43.8%	42.7%	52.9%
Operating income	28.5%	16.3%	17.0%	7.2%
Interest expense, net	(1.4)%	(1.7)%	(1.4)%	(1.5)%
Non-operating expense, net	(0.5)%	(0.7)%	(0.2)%	(0.3)%
Income before taxes	26.6%	14.0%	15.4%	5.4%
Provision for taxes	4.2%	4.7%	3.8%	2.6%
Net income	22.4%	9.2%	11.5%	2.8%
Percentages may not add precisely due to rounding.

Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 30, 2016	October 25, 2015	October 30, 2016	October 25, 2015
Domestic	$937	$21,146	$(13,048)	$3,785
Canada	31,385	2,440	49,302	16,494
United Kingdom	3,568	4,984	14,150	17,328
Switzerland	764	(13,411)	7,791	(5,063)
Japan	344	1,424	2,470	2,486
Other Foreign	(479)	(426)	1,401	(15,030)
Total	$36,519	$16,157	$62,066	$20,000
Domestic performance from continuing operations includes amortization of acquired intangible assets and higher levels of share-based compensation compared to foreign operations. Additionally, the impact of the Warrant is included in the domestic performance above.
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

Comparison of the Three Months Ended October 30, 2016 and October 25, 2015
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our unaudited condensed consolidated financial statements in this Quarterly Report for a description of each market category):

	Three Months Ended
(in thousands, except percentages)	October 30, 2016		October 25, 2015
Enterprise Computing	$37,239	27%	$31,700	27%
Industrial	36,931	27%	29,671	26%
High-End Consumer (1)	41,924	31%	31,088	27%
Communications	24,760	18%	23,351	20%
Other: Warrant Shares	(3,669)	(3)%	—	—%
Total	$137,185	100%	$115,810	100%

(1)
Approximately $11.4 million and $7.4 million of our total net sales to Samsung Electronics (and affiliates) in the third quarter of fiscal years 2017 and 2016, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the third quarter of fiscal year 2017 were $137.2 million, an increase of 18% compared to $115.8 million for the third quarter of fiscal year 2016. During the third quarter of fiscal year 2017, we benefited from strong demand from hyper-scale datacenters for our optical transceiver products, growing demand for our LoRa® and proximity sensing products and demand for our Protection products for mobile devices. This strength was offset by lower sales of our passive optical network products and the $3.7 million impact from the Warrant granted to Comcast which offset net sales.
Based on recent bookings trends and our backlog entering the quarter, we estimate net sales for the fourth quarter of fiscal year 2017 to be between $133.2 million and $141.2 million.
Gross Profit
In the third quarter of fiscal year 2017, gross profit increased to $81.1 million from $69.6 million in the third quarter of fiscal year 2016. Gross margins were 59.1% in the third quarter of fiscal year 2017 compared to 60.1% in the third quarter of fiscal year 2016. The gross margins in the third quarter of fiscal year 2017 were unfavorably impacted by the impact of the Warrant granted to Comcast.
In the fourth quarter of fiscal year 2017, we expect our gross margins to be similar in comparison to the third quarter of fiscal year 2017.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	October 30, 2016		October 25, 2015
Selling, general and administrative	$35,116	84%	$30,747	61%	14%
Product development and engineering	25,600	61%	26,855	53%	(5)%
Intangible amortization	6,286	15%	6,308	12%	—%
Gain on disposition of business operations	(25,036)	(60)%	—	—%	100%
Restructuring	—	—%	962	2%	(100)%
Changes in the fair value of contingent earn-out obligations	—	—%	(14,186)	(28)%	(100)%
Total operating costs and expenses	$41,966	100%	$50,686	100%	(17)%
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $4.4 million in the third quarter of fiscal year 2017 compared to the same quarter of fiscal year 2016. SG&A expense in the third quarter of fiscal year 2017 was impacted by higher equity compensation expense and a $2.1 million bad debt reserve for a customer that filed for bankruptcy.

Product Development and Engineering Expenses
Product development and engineering expenses decreased by $1.3 million in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016 as a result of lower compensation expense and research and development spending, including cost savings associated with the divestiture of our Snowbush IP business.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $6.3 million and $6.3 million in the third quarter of fiscal years 2017 and 2016, respectively.
Gain on disposition of business operations
In the third quarter of fiscal year 2017, we completed our divestiture of Snowbush IP to Rambus. As a result, we recognized a gain of $25.0 million on the disposition of this business in the third quarter of fiscal year 2017.
Interest Expense, Net
Interest and amortization of debt discount and expense was $1.9 million and $2.0 million in the third quarter of fiscal year 2017 and 2016, respectively. The decrease is primarily related to lower debt levels, partially offset by slightly higher interest rates associated with our elevated leverage ratios.
We expect the interest rate on our credit facility to decrease slightly in the fourth quarter of fiscal year 2017 as the benefit from lower leverage ratios is partially offset by the higher interest rate environment. See “Liquidity and Capital Resources.”
Income Taxes
In the third quarter of fiscal year 2017, we recorded an income tax provision of $5.7 million compared to $5.5 million in the third quarter of fiscal year 2016. The effective tax rates for the third quarter of fiscal years 2017 and 2016 were a provision of 15.7% and 33.8%, respectively. The effective tax rate in the third quarter of fiscal year 2016 was higher than the effective tax rate in third quarter of fiscal year 2017 due to higher levels of U.S. based losses for which no tax benefit is recognized. The performance of our U.S. operations has improved as a result of the restructuring activities that occurred in fiscal year 2016.
Our effective tax rate in the third quarter of fiscal year 2017 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S. taxes are provided. As a result of the valuation reserves that we maintain against our U.S. based deferred tax assets, our effective tax rate is subject to extreme volatility during periods when our U.S. operations experience significant losses in relation to total income from continuing operations before income taxes.
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

Comparison of the Nine Months Ended October 30, 2016 and October 25, 2015
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our unaudited condensed consolidated financial statements in this Quarterly Report for a description of each market category):

	Nine Months Ended
(in thousands, except percentages)	October 30, 2016		October 25, 2015
Enterprise Computing	$126,952	31%	$101,266	27%
Industrial	104,281	26%	96,103	26%
High-End Consumer (1)	103,644	26%	99,386	27%
Communications	73,033	18%	74,855	20%
Other: Warrant Shares	(3,669)	(1)%	—	—%
Total	$404,241	100%	$371,610	100%

(1)
Approximately $29.8 million and $24.2 million of our total net sales to Samsung Electronics (and affiliates) in the first nine months of fiscal years 2017 and 2016, respectively, were for products that target the handheld market (which includes mobile phones). This activity is included in the high-end consumer end-market category.

Net Sales
Net sales for the first nine months of fiscal year 2017 were $404.2 million, an increase of 9% compared to $371.6 million for the first nine months of fiscal year 2016. Sales in the first nine months of fiscal year 2017, benefited from hyper-scale datacenters for our optical transceiver products solutions and stronger sales of our LoRa® products. This strength was offset by lower sales of high-end consumer product into the printer and LCD display markets and lower sales into the China smart phone market and the $3.7 million impact of the Warrant granted to Comcast.
Gross Profit
In the first nine months of fiscal year 2017, gross profit increased to $241.4 million from $223.6 million in the first nine months of fiscal year 2016. Gross margins were 59.7% in the first nine months of fiscal year 2017 compared to 60.2% in the first nine months of fiscal year 2016. The gross margins in the first nine months of fiscal year 2017 were unfavorably impacted by the impact of the Warrant granted to Comcast.
Operating Costs and Expenses

	Nine Months Ended				Change
(in thousands, except percentages)	October 30, 2016		October 25, 2015
Selling, general and administrative	$101,654	59%	$102,383	52%	(1)%
Product development and engineering	77,097	45%	84,771	44%	(9)%
Intangible amortization	19,017	11%	18,648	9%	2%
Gain on disposition of business operations	(25,036)	(15)%	—	—%	100%
Restructuring	—	—%	4,526	2%	(100)%
Changes in the fair value of contingent earn-out obligations	(162)	—%	(13,618)	(7)%	(99)%
Total operating costs and expenses	$172,570	100%	$196,710	100%	(12)%
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $0.7 million in the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016. SG&A expense for the first nine months of fiscal year 2017 benefited from the non-reoccurrence of costs associated with our ERP system that was placed into service in the first quarter of fiscal year 2016 and the benefit of cost reduction actions taken during fiscal year 2016. These cost savings were partially offset by higher compensation expense, including a $6.0 million increase in share-based compensation. Share-based compensation expense in the second quarter of fiscal year 2016 benefited from the re-measurement of value for awards accounted for as liability awards, higher levels of forfeitures associated with restructuring activities and changes to performance assumptions related to awards with performance vesting conditions.

Product Development and Engineering Expenses
Product development and engineering expenses decreased by $7.7 million in the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016 as a result of lower compensation expense and research and development spending, including cost savings associated with the restructuring activities undertaken in the past year. These savings were partially offset by development costs associated with our acquisitions of EnVerv, Inc. (“EnVerv”) and Triune Systems, L.L.C. (“Triune”).
Intangible Amortization
Intangible amortization was $19.0 million and $18.6 million in the first nine months of fiscal years 2017 and 2016, respectively. The higher amortization expense in the first nine months of fiscal year 2017 related to in-process research and development that was reclassified from infinite lived to finite lived in the third quarter of fiscal year 2016.
Gain on disposition of business operations
In the third quarter of fiscal year 2017, the Company completed its divestiture of Snowbush IP to Rambus. As a result, the Company recognized a gain of $25.0 million on the disposition of this business in the first nine months of fiscal year 2017, which is recorded in “Gain on disposition of business operations” within the unaudited condensed consolidated statements of income.
Interest Expense, Net
Interest and amortization of debt discount and expense was $5.9 million and $5.7 million in the first nine months of fiscal years 2017 and 2016, respectively. The increase is primarily related to slightly higher interest rates associated with our elevated leverage ratios, partially offset by lower debt levels.
Income Taxes
In the first nine months of fiscal year 2017, we recorded an income tax provision of $15.4 million compared to $9.8 million in the first nine months of fiscal year 2016. The effective tax rates for the first nine months of fiscal years 2017 and 2016 were a provision of 24.9% and 48.8%, respectively. The effective tax rate in the first nine months of fiscal year 2016 was higher than the effective tax rate in the first nine months of fiscal year 2017 due to higher levels of U.S. based losses for which no tax benefit is recognized. The performance of our U.S. operations has improved as a result of the restructuring activities that occurred during fiscal year 2016.
Our effective tax rate differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided. As a result of the valuation reserves that we maintain against our U.S. based deferred tax assets, our effective tax rate is subject to extreme volatility during periods when our U.S. operations experience significant losses in relation to total income from continuing operations before income taxes.
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
As of October 30, 2016, our total stockholders’ equity was $585.9 million. At that date we also had approximately $297.9 million in cash and cash equivalents, and $247.9 million of borrowings, net of debt discount.

Our primary sources and uses of cash for the corresponding periods are presented below:

	Nine Months Ended
(in millions)	October 30, 2016	October 25, 2015
Sources of Cash
Operating activities	$84.7	$67.6
Proceeds from exercise of stock options	1.7	4.0
Proceeds from disposition of business operations	32.0	—
Proceeds from sale of investments	0.6	5.3
Borrowings under line of credit	—	35.0
	$119.0	$111.9
Uses of Cash
Capital expenditures on property, plant and equipment, net of sale proceeds	(13.8)	(10.7)
Purchases of other investments	(3.3)	(5.2)
Payment for employee share-based compensation payroll taxes	(5.9)	(6.1)
Acquisitions, net of cash acquired	—	(44.4)
Payment of long-term debt	(9.4)	(26.1)
Repurchase of common stock	(0.5)	(57.3)
	$(32.9)	$(149.8)
Effect of exchange rate increase on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	$86.1	$(37.9)
We incur significant expenditures in order to fund the development, design, and manufacture of new products. We intend to continue to focus on those areas that have shown potential for viable and profitable market opportunities, which may require additional investment in equipment and the hiring of additional design and application engineers aimed at developing new products. Certain of these expenditures, particularly the addition of design engineers, do not generate significant payback in the short-term. We plan to finance these expenditures with cash generated by our operations and our existing cash balances
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 30, 2016, our foreign subsidiaries held approximately $228.7 million of cash and cash equivalents compared to $170.7 million at January 31, 2016. Earnings previously taxed in the U.S. of $18.1 million can be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. As of October 30, 2016, our foreign subsidiaries had $588.2 million of unremitted earnings for which no Federal or state taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
One of our primary goals is to improve the cash flows from our existing business activities. Additionally, we will continue to seek to maintain and improve our existing business performance with capital expenditures and, potentially, acquisitions and other investments that support achievement of our business strategies. Acquisitions may be made for either cash or stock consideration, or a combination of both.
Operating Activities
Net cash provided by operating activities is primarily due to net income adjusted for non-cash items plus fluctuations in operating assets and liabilities.
Operating cash flow for the first nine months of fiscal year 2017 was impacted by a $13.0 million prepayment to a strategic supplier to ensure capacity at its fabrication facility and a $25.0 million gain from the disposal of Snowbush IP. Operating cash flow for this period was also impacted by several significant non-cash transaction related items including $35.5 million of depreciation and amortization expense and $21.2 million of share-based compensation expense.

Investing Activities
Cash from investing activities is primarily influenced by acquisitions, proceeds from asset disposition, capital expenditures and other equity or cost method investments.
On March 4, 2015 we acquired Triune, a privately-held supplier of wireless charging and power management platforms targeted at, among other things, high and low power, high-efficiency applications. Under the terms of the purchase agreement the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million which consisted of $35.0 million in cash paid at closing and $10.0 million to be paid at a future date (“Deferred Payment”). To fund the Triune acquisition, we borrowed $35.0 million under our prior revolving line of credit in March 2015. In September 2015, we paid $9.5 million of the Deferred Payment with the remaining $0.5 million being paid in the second quarter of fiscal year 2017. Subject to achieving certain future financial goals (“Triune Earn-out”), up to $70.0 million of contingent consideration will be paid over the next two years if certain net revenue targets are achieved in each of the fiscal years 2017 and 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative net revenue and contribution margin targets are achieved. We do not expect the Triune Earn-out targets to be achieved and we do not expect to pay any associated contingent consideration.
Capital expenditures were $13.8 million for the first nine months of fiscal year 2017 compared to $10.7 million for the first nine months of fiscal year 2016. The decrease was due to deferred equipment purchases. We expect our capital spending in the fourth quarter of fiscal year 2017 to include $7.0 million to expand our test capacity in support of engineering and manufacturing functions. Additionally, on November 4, 2016, we entered into an agreement to acquire the facility we are currently leasing in Burlington, Canada for approximately $12.0 million. The transaction is expected to close in December 2016. We expect to use available cash on hand to fund this purchase.
Financing Activities
Cash provided by financing activities is primarily attributable to borrowings under our revolving line of credit offset by principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
On May 2, 2013, we entered into a credit agreement with certain lenders (the “Lenders”) and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the “Credit Agreement”). In accordance with this Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million and revolving line of credit commitments in an aggregate principal amount of $250.0 million. Payments of long-term debt in the first nine months of fiscal years 2017 and 2016 included $9.4 million and $14.0 million of scheduled principal payments. As of October 30, 2016, we have $67.8 million outstanding under our term loans and $181.0 million outstanding under the revolving line of credit.
On November 15, 2016 (the “Closing Date”), we entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with the lenders referred to therein (the “New Lenders”), and HSBC Bank USA, National Association, as administrative agent (in such capacity, the “Administrative Agent”) and as swing line lender and letter of credit issuer to refinance our existing Credit Agreement. Pursuant to the New Credit Agreement, the New Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the “Facilities”), consisting of term loans in an aggregate principal amount of $150.0 million (the “Term Loans”) and revolving commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). Up to $40.0 million of the Revolving Commitments may be used to obtain letters of credit, up to $25.0 million of the Revolving Commitments may be used to obtain swing line loans, and up to $40.0 million of the Revolving Commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars (“Alternative Currencies”). Each of the Term Loans and the Revolving Commitments is scheduled to mature on November 12, 2021.
The New Credit Agreement refinanced our existing $400.0 million senior secured first lien credit facilities. All of the proceeds of the new Term Loans were used to repay in full all of the obligations outstanding under our existing Credit Agreement and to pay transaction costs in connection with such refinancing and the New Credit Agreement. As of November 15, 2016, approximately $153.0 million of the new Revolving Commitments were undrawn. The proceeds of the new revolving credit facility may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.

The New Credit Agreement provides that, subject to certain conditions, we may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or increases to the Revolving Commitments in an aggregate principal amount not to exceed the sum of (a) $150.0 million and (b) the aggregate principal amount of all voluntary prepayments of Term Loans made prior to the date of incurrence of such additional term loan facilities and/or increases to the Revolving Commitments; however, the New Lenders are not required to provide such increase upon our request.

Interest on loans made under the New Credit Agreement in U.S. Dollars accrues, at our option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon Semtech’s consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by us plus a margin ranging from 1.25% to 2.25% depending upon our consolidated leverage ratio (such margin, the “Applicable Margin”).  The initial interest margin will be 2.00% for Base Rate loans and 1.00% for LIBOR rate loans, applicable until 2 business days following delivery of a compliance certificate by us to the Administrative Agent with respect to the first fiscal period ending after the Closing Date. The “Base Rate” is equal to a fluctuating rate equal to the highest of (a) the prime rate of the Administrative Agent, (b) ½ of 1% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1.00%.
Interest on loans made under the New Credit Agreement in Alternative Currencies accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by us plus the Applicable Margin.
The outstanding principal balance of the Term Loans will be subject to repayment in equal quarterly installments beginning on the last day of our fiscal quarter ending closest to January 31, 2017 in an amount equal to 10.0% per annum of the original principal amount of the Term Loans on the Closing Date in the first two years after such date, 12.5% per annum in years three and four after such date, and 15.0% per annum in year five after such date, with the balance being due at maturity on November 12, 2021.  No amortization is required with respect to the revolving credit facility. We may voluntarily prepay borrowings under the new credit facilities at any time and from time to time, without premium or penalty, other than customary “breakage costs” and fees for LIBOR-based loans.
The Term Loans must be mandatorily prepaid using the proceeds of certain dispositions of assets and receipt of insurance proceeds, subject to agreed upon thresholds and exceptions and customary reinvestment rights.

We currently have in effect a stock repurchase program. This program represents one of our principal efforts to return value to our stockholders. We repurchased 23,968 shares under this program in the first nine months of fiscal year 2017 for $0.5 million. In the first nine months of fiscal year 2016, we repurchased 2,681,476 shares under this program for $57.3 million. We currently have $62.2 million available under this program that may be used for future repurchases.
In the first nine months of fiscal year 2017, we received $1.7 million in proceeds from the exercise of stock options compared to $4.0 million in the first nine months of fiscal year 2016.
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
Contractual Obligations
There were no material changes in our contractual obligations during the first nine months of fiscal year 2017 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the SEC on March 31, 2016.
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
We do not engage in the trading of derivative financial instruments in the normal course of business to mitigate our risk related to interest rates. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.3 million as a result of our variable-rate debt. The effect of the 100 basis points increase would not be expected to significantly impact the fair value of our variable-rate debt.

We are subject to risks related to changes in foreign currency exchange rates as we experience expenses denominated in foreign currencies. As a result, changes in exchange rate fluctuations may positively or negatively affect results of operations. We enter into forward contracts to hedge anticipated foreign currency denominated transactions generally expected to occur in the current and subsequent fiscal years. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, these cash flow hedges are designated for hedge accounting treatment and gains and losses on these contracts are recorded in accumulated other comprehensive income in stockholder’s equity and reclassified into earnings at the time that the related transactions being hedged are recognized in earnings. Please see Note 19 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report for further discussion of our derivative instruments.

A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $0.6 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $0.5 million in the fair value of our foreign currency forward contracts.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of October 30, 2016.

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
Recent Sales of Unregistered Securities
The issuance of the Warrant and the underlying 1,086,957 Warrant Shares to Comcast on October 5, 2016 were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Warrant and the underlying Warrant Shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act. We did not make any other sales of unregistered securities during the third quarter of fiscal year 2017.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the third quarter of fiscal year 2017.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2017 (08/01/16-08/28/16)	—	$—	—	$62.2	million
September 2017 (08/29/16-09/25/16)	—	—	—	$62.2	million
October 2017 (09/26/16-10/30/16)	—	—	—	$62.2	million
Total activity	—	$—	—

(1)
We maintain an active stock repurchasing program which was approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years.

As of October 30, 2016, we had repurchased $136.2 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $62.2 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Warrant dated October 5, 2016 issued by Semtech Corporation to Comcast Cable Communications Management, LLC.	Exhibit 10.1 to our Current Report on Form 8-K filed on October 5, 2016

10.2
Amended and Restated Credit Agreement dated November 15, 2016 entered into among Semtech Corporation, the guarantors party thereto, the lenders party thereto and HSBC Bank USA, National Association, as administrative agent and as swing line lender and L/C issuer.
Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2016

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

SEMTECH CORPORATION
Registrant

Date: November 30, 2016	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: November 30, 2016	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer