Form 10-K
period 2017-01-29
SEMTECH CORP
filed 2017-03-23
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 29, 2017
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
None
(Title of Class)
____________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," “accelerated filer" and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $25.42 on the NASDAQ Global Select Market) as of July 31, 2016 was approximately $1.1 billion. Stock held by directors, officers and shareholders owning 10% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of Common Stock, $0.01 par value per share, outstanding at March 17, 2017: 65,973,747
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in Part III, Item numbers 11, 12, 13 and 14 and portions of Item 10 of this report to: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 15, 2017, to be filed no later than 120 days after the end of the registrant’s fiscal year ended January 29, 2017.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 29, 2017

Unless the context otherwise requires, the use of the terms "Semtech," "the Company," "we," "us" and "our" in this Annual Report on Form 10-K refers to Semtech Corporation and, as applicable, its consolidated subsidiaries.

Special Note
Regarding Forward-Looking and Cautionary Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, operating results, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: fluctuation in the Company's future results; downturns in the business cycle; reduced demand for the Company's products due to global economic conditions; business interruptions; the Company's reliance on a limited number of suppliers and subcontractors for component and materials; potentially insufficient liability insurance if the Company's products are found to be defective; obsolete inventories as a result of changes in demand and change in life cycles for the Company’s products; the Company may be unsuccessful in developing and selling new products; the Company’s products having to undergo a lengthy and expensive qualification process without any assurance of product sales; the Company's products failing to meet industry standards; the Company's inability to protect intellectual property rights; the Company suffering losses if its products infringe the intellectual property rights of others; the Company's need to commit resources to product production prior to receipt of purchase commitments; increased business risk from foreign customers; the Company's foreign currency exposures; potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries; export restrictions and laws affecting the Company's trade and investments; competition against larger, more established entities; increased competition due to industry consolidation; the loss of any one of the Company's significant customers; volatility of customer demand; termination of a contract by a distributor; government regulations and other standards that impose operational and reporting requirements; the Company's failure to comply with applicable environmental regulations; compliance with conflict minerals regulations; increase in the Company’s cost of doing business as a result of having to comply with the codes of conduct of certain of the Company’s customers and suppliers; volatility of the Company’s effective tax rate; changes in tax laws and review by taxing authorities; taxation of the Company in other jurisdictions; the Company's failure to maintain effective internal control over financial reporting and disclosure controls and procedures; the Company’s limited experience with government contracting; potential government investigations and inquiries; loss of the Company's key personnel; risks associated with companies the Company has acquired in the past and may acquire in the future and the Company's ability to successfully integrate acquired businesses and benefit from expected synergies; the Company may be required to recognize additional impairment charges; the Company may be adversely affected by new accounting pronouncements; the Company's ability to generate cash to service its debt obligations; restrictive covenants in the Company's credit agreement which may restrict its ability to pursue its business strategies; the Company's reliance on certain critical information systems for the operation of its business; costs associated with the Company's indemnification of certain customers, distributors and other parties; the Company's share price could be subject to extreme price fluctuations; the impact on the Company’s common stock price if securities or industry analysts do not publish reports about the Company’s business or adversely change their recommendations regarding the Company’s common stock; anti-takeover provisions in the Company’s organizational documents could make an acquisition of the Company more difficult; the Company is subject to litigation risks which may be costly to defend. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Annual Report on Form 10-K, including, without limitation, information under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the Securities and Exchange Commission ("SEC"), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
In addition to regarding forward-looking statements with caution, you should consider that the preparation of the consolidated financial statements requires us to draw conclusions and make interpretations, judgments, assumptions and estimates with respect to certain factual, legal, and accounting matters. Our consolidated financial statements might have been materially impacted if we had reached different conclusions or made different interpretations, judgments, assumptions or estimates.

PART I

Item 1.	Business
General
We are a leading global supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, develop, manufacture and market a wide range of products for commercial applications, the majority of which are sold into the enterprise computing, communications, high-end consumer and industrial end-markets.
Enterprise Computing: datacenters, passive optical networks, desktops, notebooks, servers, monitors, printers and other computer peripherals.
Communications: base stations, optical networks, carrier networks, switches and routers, cable modems, wireless LAN and other communication infrastructure equipment.
High-End Consumer: handheld products, smartphones, set-top boxes, digital televisions, tablets, digital video recorders and other consumer equipment.
Industrial: video broadcast equipment, automated meter reading, Internet of Things ("IoT"), smart grid, military and aerospace, medical, security systems, automotive, industrial and home automation and other industrial equipment.
Our end-customers are primarily original equipment manufacturers ("OEMs") and their suppliers, including Alphabet Inc., Cisco Systems, Inc., Huawei Technologies Co., Ltd., LG Electronics, Sharp Corporation, Itron, Inc., Sonova International, Samsung Electronics Co. Ltd. and ZTE Corporation.
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
Business Strategy
Our objective is to be a leading supplier of analog and mixed-signal semiconductor devices to the fastest growing segments of our target markets. We intend to leverage our pool of skilled technical personnel to develop new products, or, where appropriate, use strategic acquisitions or small strategic investments to either accelerate our position in the fastest growing areas or to gain entry into these areas. In order to capitalize on our strengths in analog and mixed-signal processing design, development and marketing, we intend to pursue the following strategies:

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
Continue to release proprietary new products, achieve new design wins, and cross-sell products
We are focused on developing unique, new, proprietary products that bring value to our target customers in our target markets. These products are typically differentiated in performance but are priced competitively. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customer that they intend to incorporate our products into their product designs. Although we believe that a design win is an indicator of future potential growth, it does not inevitably result in us being awarded business or receiving a purchase commitment. Our technical talent works closely with our customers in securing design wins, defining new products and in implementing and integrating our products into their systems. We also focus on selling our complete portfolio of products to our existing customers, as we believe the technical expertise of our marketing and sales team allows us to identify and capitalize on cross-selling opportunities.
Focus on fast-growing market segments and regions
We have chosen to target the analog/mixed signal sub-segments of some of the most exciting and fastest growing end-markets. We participate in these markets by focusing on specific product areas within the analog and mixed-signal market, including products for enterprise computing equipment, high-end consumer equipment, communications infrastructure and certain broad-based industrial markets. All of these markets are characterized by their need for leading-edge, high-performance analog and mixed-signal semiconductor technologies.
The enterprise computing, communications, high-end consumer and industrial end-markets we supply are characterized by several trends that we believe drive demand for our products. The key trends that we believe are significant for our future growth include:

•	Increasing bandwidth over high-speed networks, fueling growth in high speed multimedia transmission

•	Increasing electronic system requirements for smaller, lighter, more highly integrated and feature rich mobile devices

•	Increasing need for more efficient energy management in the home and in industrial environments and the proliferation of "green" standards

•	Increasing demands for Internet connectivity to low power sensors
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
Leverage outsourced semiconductor fabrication capacity
We outsource most of our manufacturing in order to focus more of our resources on designing, developing and marketing our products. Our primary outside wafer foundries are based in China, Israel, the United States and Taiwan. We believe that outsourcing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies without significant investment risk, and a more variable cost of goods, which provides us with greater operating flexibility.
Products and Technology
We design, develop, manufacture and market high-performance analog and mixed-signal semiconductor products. We operate and account for results in one reportable segment through four product lines: Signal Integrity, Protection, Wireless and Sensing and Power and High-Reliability.
On January 13, 2015, we completed the acquisition of select assets of EnVerv, Inc. ("EnVerv"), a privately held company developing innovative products in the Smart Grid and Power Line Communication ("PLC") market place. This transaction, which was accounted for using the acquisition method of accounting, complements our business in the Metering and Machine to Machine ("M2M") and IoT markets. It is expected that the EnVerv PLC platform combined with our LoRa® devices and wireless radio frequency ("RF") technology platform will create a highly-differentiated and compelling offering to the energy management, smart grid, IoT and residential gateway markets.

On March 4, 2015, we completed the acquisition of Triune Systems, LLC. ("Triune"), a privately-held supplier of wireless charging, isolated switching and power management platforms targeted at high and low power, high efficiency applications. This transaction, which was accounted for using the acquisition method of accounting, expanded our power management portfolio.
Beginning in fiscal year 2016, we split the product line previously known as Protection, Power and High-Reliability into two new product lines now referred to as the Protection Products Group and the Power and High-Reliability Products Group. The presentation of historical performance of these product lines has been recast for consistency for fiscal year 2015.
Our product lines include:
Signal Integrity Products. We design, develop and market a portfolio of optical communications, broadcast video and backplane products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of integrated circuits ("ICs") for optical transceivers, backplane applications and high-speed interfaces ranges from 100Mbps to 100Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, passive optical networks ("PON") and SONET. Our broadcast video products offer advanced solutions for next generation video formats, ever increasing data rates and evolving input/output ("I/O") and distance requirements.
Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors ("TVS"). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge ("ESD"), electrical over stress ("EOS") or secondary lightning surge energy, can permanently damage sensitive complementary metal-oxide-semiconductor ("CMOS") ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD TVs, set-top boxes, tablets, computers, notebooks, base stations, routers, automobile and industrial instruments.
Wireless and Sensing Products. We design, develop and market a portfolio of specialized RF products used in a wide variety of industrial, medical and communications applications, and specialized sensing products used in industrial and consumer applications. Our wireless products feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments. This makes these products particularly suitable for M2M and IoT applications. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Specifically, the proximity sensing capability of our devices enable advanced user interface solutions for mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets.
Power and High-Reliability Products. We design, develop and market power product devices that control, alter, regulate and condition the power within electronic systems. The highest volume product types within the power product line are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches and charge pumps, and wireless charging. Our Power products feature highly integrated functionality for the communications, industrial and computing markets and low-power, small form factor and high-efficiency products for smart phones and other mobile devices, notebook computers, computer peripherals and other consumer devices. The primary application for these products is power regulation for enterprise computing, communications, high-end consumer and industrial systems. Our high-reliability discrete semiconductor products are comprised of rectifiers, assemblies (packaged discrete rectifiers) and other products that are typically used to convert alternating currents into direct currents and to protect circuits against very high voltage spikes or high current surges.
Our High-Reliability products can be found in a broad range of applications including industrial, military, medical, automotive, aerospace and defense systems, including satellite communications.
Systems Innovation Group. Prior to the third quarter of fiscal year 2017, we had a Systems Innovation Group which combined the analog/mixed signal design competencies from our previous Sierra Monolithics, Inc. ("SMI") and Gennum Corporation ("Gennum") acquisitions and was chartered with developing innovative analog/mixed signal intellectual property (“IP”) for emerging systems.
On August 5, 2016, we completed the divestiture of our Snowbush IP business (the remaining part of our Systems Innovation Group) to Rambus Inc. ("Rambus") for $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. In fiscal year 2017, we recorded a gain of $25.5 million on the disposition of this business. Other than this gain, the divestiture did not and is not expected to have a material impact on our consolidated financial statements. Following the divestiture, beginning in the third quarter of fiscal year 2017, we no longer have a Systems Innovation Group.
Our sales by product line are as follows:

	Fiscal Years
(in thousands)	2017	2016	2015
Signal Integrity	$258,824	$221,185	$219,024
Protection	149,865	138,674	191,341
Wireless and Sensing	81,657	70,712	80,632
Power and High-Reliability	59,117	54,999	64,402
Systems Innovation	205	4,649	2,486
Other: Warrant Shares (1)	(5,396)	—	—
Total	$544,272	$490,219	$557,885
(1) On October 5, 2016, we issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of our common stock. The Warrant was issued by us to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area Network ("LPWAN") in the United States, based on our LoRa Wireless Radio Frequency Technology. The Warrant is accounted for as equity and the cost is recognized as an offset to net sales over the respective performance period which is expected to be completed by April 2018. The Warrant consists of five performance tranches. The cost associated with each tranche is recognized based on the fair value at each reporting date until vesting which is the measurement date.
Semtech End-Markets
Our products are sold primarily to customers in the enterprise computing, communications, high-end consumer and industrial end-markets. Our estimate of sales by major end-market is detailed below:

	Fiscal Years
(percentage of sales)	2017	2016	2015
Enterprise Computing	31%	30%	21%
Industrial	26%	26%	26%
High-End Consumer	26%	25%	31%
Communications	18%	19%	22%
Other: Warrant Shares	(1)%	—%	—%
Total	100%	100%	100%
We believe that our diversity in end-markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end-market and product applications:

Typical End-Product Applications
Product Groups	Enterprise Computing	Communications	High-End Consumer	Industrial
Signal Integrity	Optical Transceiver Module IC’s supporting 100Mb/s to 100Gb/s for Ethernet, Fibre Channel and CPRI protocols in Datacenter and Fiber to the Home applications,	Optical Transceiver Module IC's for wireless base stations Optical Transceiver Module IC’s supporting 100Mb/s to 100Gb/s for Telecom applications, Backplane CDR's and signal conditioners	Signal Conditioners for Thunderbolt Cables	Serial Digital Interconnect interface IC’s for Broadcast Video

Protection	Servers, workstations, desktop PC/ notebooks, Ultrabooks, optical modules, printers, copiers	4G/LTE Base stations, 10/100/1000 Gb/s	Smartphones, tablets, wearables cameras, TVs, set top boxes	Measurement & instrumentation devices, automobile

Wireless and Sensing		4G/LTE wireless base stations	Smartphones, media players, tablets, digital/still video cameras	Automated meter readers, industrial automation, IoT, keyless entry hearing aids

Power and High-Reliability	Servers, workstations, desktop PC/ notebooks	Routers/Switches Network cards, routers and hubs, telecom network boards	Smartphones, tablets, wearables cameras, smart TVs, set top boxes	Power supplies, wireless charging, automotive, industrial systems, military, aerospace, medical

Seasonality
Historically, our results have reflected some seasonality, with demand levels generally being slightly lower in the industrial and high-end consumer products end-markets during the first and fourth quarters of our fiscal year in comparison to the second and third quarters.
Intellectual Capital and Product Development
The development of IP and the resulting proprietary products is a critical success factor for us. Recruiting and retaining key technical talent is the foundation for designing, developing and selling this IP, in the form of new proprietary products, in the global marketplace. Our ability to recruit and retain our engineering talent is one of the keys to maintaining our competitive advantage. Historically, we have been successful in retaining our key engineering staff and recruiting new talent. One of our strategies to recruit this talent is the establishment of multiple design center locations. As a result, we have design centers throughout the world.
Circuit design engineers, layout engineers, product and test engineers, application engineers, and field application engineers are our most valuable employees. Together they perform the critical tasks of design and layout of ICs, turning these circuits into silicon devices, and conferring with customers about designing these devices into their applications. The majority of our engineers fit into one of these categories. Most of these engineers have many years of experience in the design, development and layout of circuits targeted for use in protection, advanced communications, power management and high-reliability, multimedia and data communications, and wireless and sensing applications. We also employ a number of software engineers and systems engineers that specialize in the development of software and systems architecture, who enable us to develop systems oriented products in select markets.
In fiscal year 2017, we incurred $102.5 million of product development and engineering expense. This represents 19% of net sales. Product development and engineering costs were $113.7 million or 23% of net sales and $119.4 million or 21% of net sales in fiscal years 2016 and 2015, respectively. The expenses in fiscal year 2015 included $6.6 million of impairment charges relating to our decision to reduce investments in the optical long-haul market.
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
Sales and Marketing
Net sales made directly to customers during fiscal years 2017, 2016 and 2015, were approximately 35%, 42% and 44%, of total net sales, respectively. The remaining 65%, 58% and 56% of net sales were made through independent distributors. The decline in direct sales in the past three years is related to substantially lower sales of our 40 Gbps and 100 Gbps long-haul transport products which were predominantly sold directly to our end-customers. Additionally, we have expanded the diversity of products sold to our Korean customers and a higher percentage of these new product sales are being made through distribution. We have direct sales personnel located throughout the United States, Europe and Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.
We operate internationally through our foreign subsidiaries. Semtech (International) AG serves the European and Asian markets from its headquarters in Rapperswil, Switzerland and through its wholly-owned subsidiaries based in the United Kingdom and Japan. Semtech (International) AG also maintains branch offices, either directly or through one of its wholly-owned subsidiaries, in multiple countries, including China, Taiwan and Korea. Semtech Canada Corporation serves the Canadian market for Gennum products, which are now part of the Signal Integrity Products Group, from its headquarters in Burlington, Ontario. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.
In the fourth quarter of fiscal year 2016, we entered into an agreement with STMicroelectronics International N.V. ("STMicroelectronics") to scale our LoRa wireless RF technology ("LoRa Technology") to provide customers with an additional resource for developing and deploying IoT solutions. While no revenue has been recorded as a result of this arrangement in fiscal year 2017, we believe that this type of agreement will provide a meaningful enhancement in our approach to supporting our customers in the future.
Customers, Sales Data and Backlog
As a result of the breadth of our products and markets, we have a broad and balanced range of customers.
Representative Customers by End-Markets:

Enterprise Computing	Industrial	High-End Consumer	Communications
Alphabet Inc.	Comcast	Huawei Technologies Co., Ltd.	Cisco Systems, Inc.
Hewlett-Packard	Honeywell Inc.	LG Electronics Inc.	Ericsson
LuxNet Corp	Itron, Inc.	Quanta Computer	Huawei Technologies Co., Ltd.
Oclaro, Inc.	Panasonic Corp	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
Samsung Electronics Co., Ltd.	Raytheon Company	Sharp Corporation	ZTE Corporation
Sumitomo Electric	Rockwell Automation
ZTE Corporation	Sharp Corporation
Sonova International
Sony Corp
Our customers include major OEMs and their subcontractors in the enterprise computing, communications, high-end consumer and industrial end-markets. Our products are typically purchased by these customers for our performance, price, and/or technical support, as compared to our competitors.
During fiscal years 2017, 2016 and 2015, sales in the United States ("U.S.") contributed 9%, 12% and 12%, respectively to our sales. Foreign sales constituted 91%, 88% and 88% of our sales during fiscal years 2017, 2016 and 2015, respectively. Sales to customers located in Taiwan, South Korea, Japan, and China (including Hong Kong) comprised 6%, 7%, 7%, and 48% of our sales, respectively, in fiscal year 2017. No other foreign country comprised more than 5% of sales in fiscal year 2017. See Note 16 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional financial information by geographic region. Additional information regarding certain risks associated with our international operations is provided under Item 1A. Risk Factors - Risks Relating to Our Business - Risks Relating to International Operations.

Sales by Region
A summary of net sales by region is as follows:

	Fiscal Years
(in thousands, except percentages)	2017		2016		2015
Asia-Pacific	$412,167	76%	$358,480	74%	$412,514	74%
Europe	43,378	8%	85,587	17%	60,232	11%
North America	94,123	17%	46,152	9%	85,139	15%
Other: Warrant Shares	(5,396)	(1)%	—	—%	—	—%
Total Net Sales	$544,272	100%	$490,219	100%	$557,885	100%
The following table sets forth the concentration of sales among the customers that accounted for more than 10% of our sales in at least one of the fiscal years 2017, 2016 and 2015:
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2017	2016	2015
Trend-Tek (and affiliates)	10%	7%	5%
Arrow Electronics (and affiliates)	10%	9%	9%
Samsung Electronics (and affiliates)	7%	7%	11%
Premier (and affiliates) (1)	4%	3%	3%

(1)	Premier is a distributor with a concentration of sales to Samsung. The above percentages represent our estimate of the sales activity related to Samsung that is passing through this distributor.
Concentration of Accounts Receivable - Significant Customers
The Company did not have any customers that accounted for at least 10% of total net receivables as of January 29, 2017 or January 31, 2016.
Our backlog of orders as of the end of fiscal years 2017, 2016 and 2015 was approximately $112.4 million, $84.2 million and $72.7 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant backlog with deliveries beyond 18 months.
Manufacturing Capabilities
Our strategy is to outsource most of our manufacturing functions to third-party foundries and assembly and test contractors. The third-party foundries fabricate silicon wafers, and the assembly and test contractors package and test our products. We believe this outsourcing permits us to take advantage of the best available technology, leverage the capital investment of others, and reduce our operating costs associated with manufacturing assets.
We perform a limited amount of internal probe and final test activities at our facilities in Camarillo, Irvine, and San Diego in California; Neuchâtel in Switzerland; and Reynosa in Mexico. These activities accommodate situations in which tight coupling with product design is desirable or where there are unique requirements. Our packaged discrete rectifier products are packaged and tested in-house in Reynosa, Mexico. Almost all of our other products are packaged and tested by outside subcontractors.
In keeping with our mostly "fabless" business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2017, the Reynosa facility provided almost all of the silicon for our packaged discrete rectifier products, which were approximately 3% of our end product net sales. The remaining 97% of our end products were supported with finished silicon wafers purchased from third-party wafer foundries in China, Taiwan, the U.S. and Israel. We anticipate that substantially all the silicon wafers we require will come from third-party foundries in fiscal year 2018.
Despite our use of third-party wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our third-party foundries on the improvement and development of process capabilities. In fiscal year 2017, we purchased the vast majority of our wafers from approximately four different third-party wafer foundries and used various manufacturing processes, including Bipolar, CMOS, RF-CMOS and Silicon Germanium ("SiGe") BiCMOS processes.
While we do have some redundancy of fabrication processes by using multiple third-party foundries, any interruption of supply by one or more of these foundries could materially impact us. As a result, we maintain some amount of business interruption insurance in part to help reduce the financial risk associated with a wafer supply interruption, but we are not fully insured against this risk.
Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials, such as silicon wafer substrates, may impact our suppliers’ ability to meet our demand needs or impact the price we are charged. The prices of certain other basic materials, such as metals, gases and chemicals used in the production of ICs can exhibit price volatility depending on the changes in demand for these basic commodities. In most cases we do not procure these materials ourselves, but we are nevertheless reliant on these materials for producing our products because our third-party foundry and package and test subcontractors must procure them. To help minimize risks associated with constrained capacity, we use multiple foundries and have taken other steps to prevent supply interruptions at certain foundries and subcontractors.
In fiscal years 2017, 2016, and 2015, a Chinese foundry provided 25%, 28% and 37% of our total silicon requirements in terms of cost of wafers purchased, respectively. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. While the provision of these assets to the wafer foundry may be factored into certain pricing arrangements with the foundry, the impact of any pricing adjustments is insignificant and does not impact our margin trends.
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
Our arrangements with both third-party wafer foundries and package and test subcontractors are designed to provide some assurance of capacity but are not expected to assure access to all the manufacturing capacity we may need in the future.
Competition
The analog and mixed-signal semiconductor industry is highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit and retain key engineering talent, our ability to execute on new product developments, and our ability to persuade customers to design these new products into their applications.
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
We are in direct and active competition, with respect to one or more of our product lines, with numerous manufacturers of varying size, technical capability and financial strength. A number of these competitors are dependent on semiconductor products as their principal source of income, and some are much larger and better resourced than we are. The number of competitors has grown due to expansion of the market segments in which we participate. Additionally, there has been a trend toward consolidation in our industry as companies attempt to strengthen or hold their market positions in an evolving industry. Such consolidations may make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality.
We consider our primary competitors with respect to our Protection Products to include STMicroelectronics, NXP Semiconductors N.V., ON Semiconductor Corporation and Infineon Technologies AG. Our primary competitors with respect to our Signal Integrity Products are Texas Instruments Incorporated, Maxim Integrated Products, Inc., MACOM Technology Solutions Holdings, Inc., Inphi Corporation, Broadcom Limited and our customers' own internal solutions. With respect to our Power and High-Reliability products, we consider our primary competitors to include Texas Instruments Incorporated, Maxim Integrated Products Inc., Microsemi Corporation and Monolithic Power Systems. Our primary competitors with respect to our Wireless and Sensing products include Silicon Laboratories, Texas Instruments Incorporated, Analog Devices Inc. and Cypress Semiconductor Corp.

Intellectual Property and Licenses
We have been granted 181 U.S. patents and 61 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2018 to 2035. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. We have no revenue from patents that expire in calendar year 2017 and no significant revenue associated with patents that expire in 2018 or 2019.
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
Employees
As of January 29, 2017, we had 1,292 full-time employees. There were 490 employees in research and development, 250 in sales, marketing and field services, and 190 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions.
We have not had a work stoppage in the last decade and the only unionized employees are approximately 202 Mexican nationals who work at our manufacturing facility in Reynosa, Mexico. Our employee relations during the last fiscal year have been, and remain, satisfactory.
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
Our sales that serve the military and aerospace markets primarily consist of our High-Reliability products that have been qualified to be sold in these markets by the U.S. Department of Defense ("DOD"). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in the Power and High-Reliability product group. In fiscal year 2017, our sales that serve military and aerospace markets made up 3% of net sales. The U.S. State Department has determined that a small number of special assemblies from the Power and High-Reliability product line are subject to the International Traffic in Arms Regulations ("ITAR"). We have a Technical Assistance Agreement in place that permits us to assemble certain of these products in Mexico. International shipments of products subject to ITAR require a State Department license.
For further discussion related to environment matters, see Note 14 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Available Information
General information about us can be found on our website at www.semtech.com. The information on our website is for informational purposes only and should not be relied on for investment purposes. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.
We make available free of charge, either by direct access on our website or a link to the SEC website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

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
As discussed earlier in "Special Note Regarding Forward-Looking and Cautionary Statements," this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of such risks and uncertainties and certain factors including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K, including, without limitation, information under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the SEC, and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statements that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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
The semiconductor industry is highly cyclical and has experienced significant downturns, which are characterized by reduced product demand, production overcapacity, increased levels of inventory, industry-wide fluctuations in the demand for semiconductors and the significant erosion of average selling prices. The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our operating results. The growth rate of the global economy is one of the factors affecting demand for semiconductor components. Many factors could adversely affect regional or global economic growth including increased price inflation for goods, services or materials, rising interest rates in the U.S. and the rest of the world, or tight credit markets. In addition, economic slowdowns may also affect our customers’ ability to pay for our products. Accordingly, economic slowdowns may harm our business.
Current global economic conditions and the potential changes in global economic policy, including the North American Free Trade Agreement, or NAFTA, and the Trans-Pacific Partnership, or TPP, could reduce demand for our products.
Uncertainty about global economic conditions can pose a risk to the overall economy by causing fluctuations to and reductions in consumer and commercial spending. Demand for our products could be different from our expectations due to many factors including changes in business and economic conditions, conditions in the credit market that affect consumer confidence, customer acceptance of our products, changes in customer order patterns, including order cancellations, and changes in the level of inventory held by vendors. In particular, in fiscal year 2017, sales to customers in China comprised 48% of our net sales. The recent economic slowdown in China could adversely affect our sales to customers in China and consequently, our business, operating results and financial condition.

Further, changes in U.S. and global social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could adversely affect our business. For instance, significant changes to foreign trade policy, including NAFTA and TPP and potential increases on tariffs of goods imported into the U.S. could have a significant impact on the demand for end products that incorporate our components, which may reduce our sales.
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
When natural disasters such as an earthquake or other causes result in wide-spread destruction, the impact on our business may not be readily apparent. This is especially true when trying to assess the impact of the disaster on our end customers, who themselves may not fully understand the impact of the event on their businesses. The full extent and scope of natural disaster impacts, both in terms of direct impact on us and our supply chain, as well as on our end customers (to include their own supply chain issues as well as end-market issues), may not be known for a considerable period of time following the disaster. When any such natural disaster occurs, there can be no assurance that our operating results may not be materially affected as a result of the impact of the disaster on us or on our end customers.
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

Terrorist attacks, wars and other acts of violence, or any other national or international crisis, calamity or emergency, may result in interruption to the business activities of many entities, business losses and overall disruption of the economy at many levels. These events may directly impact our physical facilities or those of our customers and suppliers. Additionally, these events or armed conflicts may cause some of our customers or potential customers to reduce the level of expenditures on their services and products that ultimately may reduce our revenue. The consequences of these reductions are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. For example, as a result of these events, insurance premiums for businesses may increase and the scope of coverage may be decreased. Consequently, we may not be able to obtain adequate insurance coverage for our business and properties. To the extent that these disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market our services and products, our business and operating results could be harmed.

We operate a manufacturing facility in Reynosa, Mexico. Historically, certain regions in Mexico have experienced high levels of violence. Any significant disruption of our operations at this facility could materially affect our ability to generate revenues for certain products within our High-Reliability product line. Some of the products that we produce at this facility require certification by the Defense Contract Audit Agency ("DCAA"). Failure to secure or maintain the required certification, either directly through the DCAA or through a qualifying third party would materially affect our authorization to manufacture applicable products at this facility, and our revenue for certain products within our Power and High-Reliability product line could materially decline. An audit was performed in May 2012 by the Defense Logistics Agency ("DLA") Land and Maritime office, which is the DOD agency having oversight responsibility for applicable products manufactured in this facility. We received a letter of certification allowing us to continue producing High-Reliability products in 2013. The applicable certification will maintain our listing on the DOD Qualified Parts List as a MIL-PRF-19500 Semiconductor Manufacturer of JAN, JANTX, JANTXV and JANS quality level components. The DLA has indicated, barring any unforeseen circumstances, that our next surveillance audit may occur in late 2017.
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
Most of our third-party subcontractors and suppliers, including foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For fiscal year 2017, approximately 25% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal years 2016 and 2015, approximately 28% and 37% of our silicon in terms of cost of wafers was supplied by this third-party foundry in China, respectively. While our utilization of multiple third-party foundries does create some redundancy of fabrication processes, any interruption of supply by one or more of these foundries could materially impact us. We maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.

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
Our general warranty policy provides for repair or replacement of defective parts. In some cases, a refund of the purchase price is offered. In certain instances, we have agreed to other warranty terms, including some indemnification provisions, which could prove to be significantly more costly than repair, replacement or refund. We attempt to limit our liability through our standard terms and conditions and negotiation of sale and other customer contracts, but there is no assurance that such limitations will be accepted or effective. While we maintain some insurance for such events, a successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, would have adverse effects (that could be material) on our business, operating results and financial condition. Additionally, in the event that our products fail to perform as expected, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our business, operating results and financial condition.
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

•	timely and efficient completion of technology, product and process design and development;

•	timely and efficient implementation of manufacturing, assembly, and test processes;

•	the ability to secure and effectively utilize fabrication capacity in different geometries;

•	product performance;

•	product quality and reliability; and

•	effective marketing, sales and service

Even if we are able to develop products and achieve design wins, the design wins may never generate revenues if end-customer projects are unsuccessful in the marketplace or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidations among customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue can be uncertain and could be significant. If we fail to develop products with required features or performance standards or experience even a short delay in bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our business, financial condition and operating results could be materially and adversely impacted.
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

Many of our products are based on industry standards that are continually evolving. Our ability to compete in the future will depend in part on our ability to anticipate, identify and ensure compatibility or compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by our customers and potential customers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards or requirements, we could miss opportunities to achieve crucial design wins which in turn could have a material adverse effect on our business, operating results and financial conditions.

We may be unable to adequately protect our intellectual property rights.
We pursue patents for some of our new products and unique technologies, but we rely primarily on trade secret protections through a combination of nondisclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our know-how and processes. We intend to continue protecting our proprietary technology, including through trademark and copyright registrations and patents. Despite this intention, we may not be successful in achieving adequate protection. Our failure to adequately protect our material know-how and processes could harm our business. There can be no assurance that the steps we take will be adequate to protect our proprietary rights, that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. Furthermore, the laws of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as laws in the U.S.

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
Sales to foreign customers accounted for approximately 91% of net sales in the fiscal year ended January 29, 2017. Sales to our customers located in China (including Hong Kong) and South Korea constituted 48% and 7%, respectively, of net sales for fiscal year 2017. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.
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
As of January 29, 2017, our foreign subsidiaries held approximately $224.6 million of cash, cash equivalents, and short-term investments and $603.0 million of unremitted earnings for which no Federal or State taxes have been provided. If we needed these funds for investment in our domestic operations, any repatriation, such as that which occurred in fiscal year 2010 to partially fund the acquisition of SMI, could result in increased tax liabilities and a higher effective tax rate.

We are subject to export restrictions and laws affecting trade and investments.
As a global company headquartered in the U.S., we are subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons, including, in certain cases, dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with these laws has not significantly limited our operations or our sales in the recent past, but could significantly limit them in the future. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not significantly restricted our operations in the recent past, there is a risk that they could do so in the future.

For example, on March 8, 2016, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding ZTE Corporation ("ZTE") and three of its affiliates to the “Entity List” for actions contrary to the national security and foreign policy interests of the U.S. This rule imposed new export licensing requirements on exports, reexports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which had the practical effect of preventing us from making any sales to ZTE. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license suspending the enhanced export licensing requirements for ZTE and one of its designated affiliates through June 30, 2016, thereby enabling us to resume sales to ZTE. The temporary license has since been extended to March 29, 2017.

On March 7, 2017, ZTE agreed with the U.S. Department of Justice, the U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. Department of Commerce’s Bureau of Industry and Security, to enter a guilty plea and pay a combined penalty of up to $1.19 billion to settle civil and criminal allegations against ZTE.   As a part of the settlement, the Bureau of Industry and Security agreed to recommend that ZTE be removed from the Entity List, conditioned on court approval of the plea agreement and entry of the plea and approval of the settlement by the Assistant Secretary of Commerce for Export Enforcement and issuance of a corresponding Order.

This or future regulatory activity may materially interfere with our ability to make sales to ZTE or other customers. In addition, our association with ZTE could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial condition, operating results or prospects.
Risks Relating to Sales, Marketing and Competition
We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively.
The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. We consider our primary competitors with respect to our Protection Products to include STMicroelectronics, NXP Semiconductors N.V., ON Semiconductor Corporation and Infineon Technologies AG. Our primary competitors with respect to our Signal Integrity products are Texas Instruments Incorporated, Maxim Integrated Products, Inc., MACOM Technology Solutions Holdings, Inc., Inphi Corporation, Broadcom Limited, Applied Micro Circuits Corporation and our customers' own internal solutions. With respect to our Power and High-Reliability products, we consider our primary competitors to include Texas Instruments Corporation, Maxim Integrated Products Inc., Microsemi Corporation and Monolithic Power Systems. Our primary competitors with respect to our Wireless and Sensing products include Silicon Laboratories, Texas Instruments Incorporated, Atmel Corporation, Analog Devices Inc. and Cypress Semiconductor Corp.
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
Our largest customers have varied from year to year. Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or years or represented 10% or more of net accounts receivables at any given date. The table below sets forth those customers representing greater than 10% of net sales for one more of fiscal years 2017, 2016 and 2015.
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2017	2016	2015
Trend-Tek (and affiliates)	10%	7%	5%
Arrow Electronics (and affiliates)	10%	9%	9%
Samsung Electronics (and affiliates)	7%	7%	11%
Premier (and affiliates) (1)	4%	3%	3%

(1)	Premier is a distributor with a concentration of sales to Samsung. The above percentages represent our estimate of the sales activity related to Samsung that is passing through this distributor.
Concentration of Accounts Receivable - Significant Customers
The Company did not have any customers that accounted for at least 10% of total net receivables as of January 29, 2017 or January 31, 2016.
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
In fiscal year 2017, authorized distributors accounted for approximately 65% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2017, our two largest distributors were based in Asia.
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
If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, any failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our consolidated financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.
We are subject to government regulations and other standards that impose operational and reporting requirements.
We, our suppliers, and our customers are subject to a variety of U.S. federal, foreign, state and local governmental laws, rules and regulations, including those related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals and the incorporation of such substances into products available for sale. If we or our suppliers were to incur substantial additional expenses to acquire equipment or otherwise comply with environmental regulations, product costs could significantly increase, thus harming our business.
Additional laws, rules and regulations at the U.S. federal and relevant foreign levels governing data privacy protections for personal information, and corrupt practices/anti-bribery prohibitions, impact our business in terms of ongoing monitoring of compliance. Legislation and related regulations in the United Kingdom under that country’s Bribery Act could have extra-territorial application of compliance standards that may be inconsistent with comparable U.S. law, requiring us to re-evaluate and amend our compliance programs, policies and initiatives.
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
"Conflict minerals" regulations may cause us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the SEC adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These metals are commonly used in electronic components and devices, including our products. These regulations require companies to investigate and disclose whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries. The first such report was due on June 2, 2014. The implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. In addition, we could incur additional costs to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stockholders if we are unable to sufficiently verify the origins for all metals used in our products. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. Our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. To the extent that proposed conflict minerals legislation is adopted by the European Commission, these risks could increase.
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

Our operating results could be adversely affected as a result of changes in our effective tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, or by material differences between our forecasted annual effective tax rates and actual tax rates.
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in applicable tax laws or their interpretation. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service of the U.S. ("IRS") and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S. or Switzerland, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

In October 2015, the Organization for Economic Co-operation and Development, an international association of 34 countries, including the U.S., released the final reports from its Base Erosion and Profit Shifting ("BEPS") Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Although the BEPS recommendations are not themselves changes in tax law, this guidance has resulted in unilateral action by several member countries and is also prompting possible amendment of other countries’ tax laws and regulations on a prospective and potentially retroactive basis. In October 2015, the European Commission concluded that certain member countries had granted unlawful rulings that artificially reduced tax burdens and has ordered the recovery of the unpaid taxes. Future tax law changes resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.

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

Such required changes could result in us having to restate our consolidated financial statements. Restatements are generally costly and could adversely impact our operating results or have a negative impact on the trading price of our common stock.
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
As a global organization, we may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. If certain of our non-U.S. activities were treated as carrying on business as a permanent establishment and therefore, subject to income tax in such jurisdiction, our operating results could be materially adversely affected.
We are required to comply with rules regarding value-added taxes and other sales-type taxes in various jurisdictions. If these taxes are not properly collected and paid, our operating results could be materially adversely affected.
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
In addition, because we may enter into defense industry contracts with respect to products that are sold both within and outside of the U.S., we are subject to the following additional risks in connection with government contracts:

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
We have expanded our operations through strategic acquisitions, such as the acquisition of SMI in December 2009, Gennum in March 2012, select assets from EnVerv in January 2015, and Triune in March 2015, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions have used and could use in the future a significant portion of our available liquid assets or we could incur debt or issue equity securities to fund acquisitions. Issuance of equity securities could be dilutive to existing shareholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse. We cannot provide any assurance that any acquisition will have a positive impact on our future performance.
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

We may be required to recognize additional impairment charges in the future which could have an adverse effect on our financial condition and operating results.
We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the U.S. ("GAAP") to determine whether they are impaired. In fiscal year 2014, in connection with the restructuring related to the combination of our former Advanced Communications Product group, we recorded charges of approximately $150.0 million for the impairment of goodwill and certain intangible assets. Additionally, in fiscal year 2015, in connection with our strategic decision to reduce our investment in the defense and microwave communications infrastructure markets and to further reduce investment in the long-haul optical market, we recorded additional charges of approximately $14.8 million for impairment of intangible assets. Future restructuring or appraisal of our business impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and operating results.

We have significant investments in entities that we do not control. Losses in the value of such investments could have an adverse effect on our financial condition or operating results.
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

To the extent that we have any interest in an entity for which we are required to consolidate, we would need to rely on those entities to timely deliver important financial information to us. In the event that the financial information is inaccurate, incomplete, or not timely, we may not be able to meet our financial reporting obligations as required by the SEC.
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
We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, SEC and various organizations formed to interpret and create appropriate accounting standards and practices. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred and may occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

Our ability to generate the significant amount of cash needed to service our debt obligations or to obtain additional financing depends on many factors beyond our control.
As of January 29, 2017, we had $243.3 million of outstanding indebtedness under our credit facilities.
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
Under the credit agreement, we are required to maintain a consolidated leverage ratio and an interest expense coverage ratio. Our ability to meet such financial ratios can be affected by events beyond our control, and we cannot assure you that we will be able to meet such ratios. The credit agreement also contains various covenants and restrictions and a breach of any covenant or restriction could result in a default under our credit agreement. If any such default occurs, the lenders may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. Further, following an event of default under our credit facilities, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If the debt under our credit facilities were to be accelerated, our assets may not be sufficient to repay in full that debt that may become due as a result of that acceleration.
We rely on certain critical information systems for the operation of our business and a disruption in our information systems, including those related to cybersecurity, could adversely affect our business operations.
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers or third parties. These information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks; however, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business. Additionally, any compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, including potential theft of our intellectual property or trade secrets (including our proprietary technology) or the unauthorized release of customer, supplier or employee data and result in a violation of privacy or other laws, thus exposing us to litigation or damage to our reputation. To the extent that our business is interrupted or data or proprietary technology is lost, destroyed or inappropriately used or disclosed, such disruption could adversely affect our competitive position, relationship with customers, suppliers or employees or our business, financial condition and operating results. In addition, we may be required to incur significant costs to protect against or repair the damage caused by these disruptions or security breaches in the future.
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

Our stock price could be subject to extreme price fluctuations, and stockholders could have difficulty trading shares.
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
All industries, including the semiconductor industry, are subject to legal claims, with and without merit, which may divert the attention of our management and our resources in general. From time to time in the ordinary course of its business, the Company is involved in various claims, litigation, and other legal actions that are normal to the nature of its business, including with respect to IP, contract, product liability, employment, and environmental matters. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our financial condition, operating results or cash flows. However, defense and settlement costs can be substantial, even with respect to claims that we believe have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could adversely affect our business, operating results and financial condition.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters is located in Camarillo, California where we own an approximately 87,600 square foot facility that was completed in 2002. The parcel on which our headquarters is located can accommodate substantial expansion.
Engineering, sales, administrative, manufacturing support and other operations are conducted in multiple locations worldwide. The following table provides information regarding our principal facilities at March 15, 2017:

Principal Properties	Major Activities (1)	Approximate Floor Space (sq. ft.)
Camarillo, California (2)	Corporate Headquarters, A, R&D, MS, SM, AE, TA, RT	87,600
Burlington, Ontario, Canada(3)	A, R&D, SM, AE, TA, RT	68,000
Kanata, Ontario, Canada†	A, R&D, SM	26,459
San Jose, California†	A, R&D, MS, SM, AE	24,283
Irvine, California†	A, R&D, MS, SM, TA	20,072
San Diego, California†	A, R&D, SM, AE	13,798
Plano, Texas†	A, R&D, SM	14,784
Reynosa, Mexico	A, R&D, MS, TA, RT	30,000
Aguascalientes, Mexico†	A, R&D, AE	20,450
Morrisville, North Carolina†	R&D, AE	10,159
Neuchâtel, Switzerland†	A, R&D, MS, SM, AE, TA, RT	37,275
Rapperswil, Switzerland†	A	5,349
Bristol, United Kingdom†	A, R&D, SM, AE, RT	13,640
Standsted, United Kingdom†	A, R&D, AE	6,604
Romsey, United Kingdom†	A, R&D, SM, AE	8,138
Bhubaneshwar, India†	A, R&D	12,316
Shenzhen, China†	A, SM, AE	15,678
Taipei, Taiwan†	A, SM, AE	7,186
Penang, Malaysia†	A, R&D, MS	5,136
Seoul, Korea†	A, SM, AE	6,558
(1) Major activities include Administration (A), Research and Development (R&D), Manufacturing Support (MS), Sales and Marketing (SM), Application Engineering (AE), Test and Assembly (TA) and Reliability Testing (RT).
(2) Our Corporate Headquarters have been pledged to secure our obligations under the Amended and Restated Credit Agreement dated November 15, 2016 entered into among Semtech Corporation, the guarantors party thereto, the lenders party thereto and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer.
(3) On December 15, 2016, we completed the purchase of our previously leased 68,000 square foot facility in Burlington, Ontario, Canada that includes 11,300 square feet of lab space and houses design and administrative functions for our Signal Integrity Products product line.
† Leased.
In addition to the properties listed in the above table, we also lease Sales and Marketing, Research and Development, and Administrative offices at various locations in the U.S. and internationally under operating leases, none of which are material to our future cash flows. Our leases expire at various dates through 2026.
We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms as circumstances warrant.

Item 3.	Legal Proceedings
The descriptions of the legal proceedings in Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K are incorporated by reference to this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
During fiscal years 2017 and 2016, our common stock traded on the NASDAQ Global Select Market under the symbol "SMTC." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the NASDAQ Global Select Market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ended January 29, 2017:
First Quarter	$23.48	$15.70
Second Quarter	$25.68	$20.09
Third Quarter	$28.21	$24.05
Fourth Quarter	$33.90	$22.81

Fiscal year ended January 31, 2016:
First Quarter	$30.01	$23.43
Second Quarter	$24.68	$17.48
Third Quarter	$18.31	$14.04
Fourth Quarter	$20.37	$16.82
On March 17, 2017, the reported last sale price of our common stock on the NASDAQ Global Select Market was $34.55 per share.
Holders
As of March 17, 2017, we had 208 holders of record of our common stock.
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
Purchases of Equity
We maintain a stock repurchase program that was initially approved by our Board of Directors in March 2008 and announced by us on March 4, 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. During fiscal year 2017, we repurchased shares of common stock in an amount of $1.0 million. As of January 29, 2017, we have repurchased $136.7 million in shares of our common stock under the program since its inception and the current remaining authorization under our stock repurchase program is $61.7 million. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2017 follows:
Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
November 2016 (10/31/16-11/27/16)	—	$—	—	$62.2	million
December 2016 (11/28/16-12/25/16)	15,056	$30.96	15,056	$61.7	million
January 2017 (12/26/16-1/29/17)	—	$—	—	$61.7	million
Total activity in the fourth quarter	15,056	$—	15,056
Securities Authorized for Issuance Under Equity Compensation Plans
See the information set forth in Part III, Item 12 of this Form 10-K.
Sales of Unregistered Securities

On October 5, 2016, we issued a Warrant to Comcast to purchase Warrant Shares of our common stock, representing a total of $30.0 million worth of common stock based on the average closing price over the 10-trading day period ended October 4, 2016, at an exercise price of $0.01 per Warrant Share.

The Warrant has a term of seven years from October 5, 2016. The Warrant provides for net share settlement that, if elected by Comcast, will reduce the number of Warrant Shares issued upon exercise to reflect net settlement of the exercise price.  Comcast may also request cash settlement of the Warrant upon exercise in lieu of the issuance of Warrant Shares, however, such cash settlement is at our sole and absolute discretion.  The Warrant vests 10% on issuance, and the remainder vests based on the achievement during the subsequent 30-month period by Comcast (or its designee) of certain milestones related to the deployment of a LoRaWAN™-based network in cities around the country.  The number of Warrant Shares are subject to customary adjustment provisions for stock split, reclassification, reorganization, consolidation, merger, and similar transactions.

The Warrant was issued by us to Comcast in connection with an agreement regarding the intended trial deployment by Comcast of a LPWAN in the United States, based on our LoRa.
The issuance of the Warrant and the underlying Warrant Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Warrant and the underlying Warrant Shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act. We did not make any other sales of unregistered securities during fiscal year 2017.
Performance Graph
This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2012 in (i) the Company’s common stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2012	2013	2014	2015	2016	2017
Semtech	$100	$103	$80	$93	$69	$116
NASDAQ Composite	$100	$112	$147	$169	$164	$201
PHLX SEMICONDUCTOR SECTOR	$100	$101	$128	$165	$148	$233
The information contained in this Item 5 under the heading "Performance Graph" (i) is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and (ii) shall not be incorporated by reference into any registration statement or other document pursuant to the Exchange Act, or the Securities Act, except as shall be expressly set forth by specific reference in such filing to this Item 5 Performance Graph information.

Item 6.	Selected Financial Data
The Consolidated Statements of Income data set forth below for fiscal years 2017, 2016 and 2015 and the Consolidated Balance Sheets data as of the end of fiscal years 2017 and 2016 are derived from, and qualified by reference to, the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The Consolidated Statements of Income data for fiscal years 2014 and 2013 and the consolidated balance sheet data as of the end of fiscal years 2015, 2014 and 2013 are derived from the Consolidated Financial Statements previously filed with the SEC on Form 10-K.
This information should be read in conjunction with Management’s Discussion and Analysis contained in Item 7 of this Annual Report on Form 10-K, the Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K, and the corresponding items included in our Annual Report on Form 10-K for fiscal years 2016 and 2015.

All fiscal years presented consisted of fifty-two weeks except for the fiscal year ended January 31, 2016 which consisted of fifty-three weeks. Our past results are not necessarily indicative of our future performance.
Consolidated Income Statement Data

	Fiscal Year Ended
(in thousands, except per share amounts)	January 29, 2017	January 31, 2016 (1)	January 25, 2015	January 26, 2014	January 27, 2013 (2)
Net sales	$544,272	$490,219	$557,885	$594,977	$578,827
Cost of sales	219,410	197,109	229,093	244,719	264,215
Cost of sales - lower of cost or market write-down	—	—	—	15,047	—
Gross profit	324,862	293,110	328,792	335,211	314,612
Operating costs and expenses:
Selling, general and administrative	136,426	136,151	127,134	126,033	149,070
Product development and engineering	102,500	113,737	119,371	137,437	120,009
Intangible amortization	25,301	25,059	25,718	29,002	29,244
Gain on disposition of business operations	(25,513)	—	—	—	—
Intangible asset impairments	—	—	11,636	32,538	700
Goodwill impairment	—	—	—	116,686	—
Changes in the fair value of contingent earn-out obligations	(215)	(16,362)	1,391	(654)	—
Restructuring charges	2,282	4,526	1,285	3,086	—
Total operating costs and expenses	240,781	263,111	286,535	444,128	299,023
Operating income (loss)	84,081	29,999	42,257	(108,917)	15,589
Interest expense	(9,300)	(7,819)	(5,927)	(18,174)	(14,363)
Non-operating (expense) income, net	(1,721)	(1,801)	165	(1,390)	(977)
Income (loss) before taxes	73,060	20,379	36,495	(128,481)	249
Provision (benefit) for taxes	18,399	8,882	8,548	35,985	(41,690)
Net income (loss)	$54,661	$11,497	$27,947	$(164,466)	$41,939
Earnings (loss) per share:
Basic	$0.84	$0.18	$0.42	$(2.44)	$0.64
Diluted	$0.83	$0.17	$0.41	$(2.44)	$0.62
Weighted average number of shares used in computing earnings per share:
Basic	65,427	65,657	67,108	67,471	65,809
Diluted	66,109	65,961	67,685	67,471	67,472
Anti-dilutive shares not included in the EPS calculations	1,111	2,569	1,714	1,245	783

Consolidated Balance Sheet Data

(in thousands)	January 29, 2017	January 31, 2016 (1)	January 25, 2015 (1)	January 26, 2014	January 27, 2013 (2)
Cash, cash equivalents and investments	$297,134	$211,810	$230,328	$246,868	$236,072
Working capital	315,453	237,334	288,647	282,706	248,311
Total assets	1,011,542	911,517	929,431	948,940	1,171,013
Long term debt, less current	226,524	239,177	234,746	273,293	282,286
Non-current liabilities	283,304	279,579	270,032	302,207	318,505
Total stockholders’ equity	605,263	528,051	551,358	535,843	694,826

(1)	The Company acquired Triune on March 4, 2015 and select assets from EnVerv on January 13, 2015. Refer to Note 3 to our Consolidated Financial Statements included in Item 8 of this report.

(2)
The Company acquired Gennum on March 20, 2012 and Cycleo SAS on March 7, 2012. Both of these acquisitions occurred during our fiscal year 2013 with Gennum being the more significant of the two. As a result, fiscal year 2013 reflects almost a full year of these acquisitions in our Consolidated Statements of Income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and operating results should be read in conjunction with Item 6 "Selected Consolidated Financial Data" and our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, operating results, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Please see Special Note Regarding Forward-Looking and Cautionary Statements elsewhere in this Annual Report on Form 10-K for potential factors that could cause actual results to differ materially from those in the forward-looking statements.

Overview
We are a leading global supplier of analog and mixed-signal semiconductor products and were incorporated in Delaware in 1960. We design, develop, manufacture and market a broad range of products that are sold principally into applications within the high-end consumer, industrial, enterprise computing and communications end-markets. The high-end consumer end-market includes handheld devices, smartphones, tablets, wireless charging, set-top boxes, digital televisions, digital video recorders, thunderbolt cables and other consumer equipment. Applications for the industrial market include video broadcast studio equipment, automated meter reading, smart grid, wireless charging, military and aerospace, medical, security systems, automotive, IoT, industrial and home automation and other industrial equipment. Enterprise computing end-markets include datacenter related equipment, passive optical networks, storage networks, desktops, notebooks, servers, printers, monitors and computer peripherals. Communications end-market applications include wireless base stations, long-haul optical networks, carrier networks, switches and routers, cable modems, backplane signal conditioners, wireless LAN, and other communication infrastructure equipment.
We report results on the basis of 52 and 53 week periods and our fiscal year ends on the last Sunday in January. The fiscal years ended January 29, 2017 and January 25, 2015 each consisted of 52 weeks. The fiscal year ended January 31, 2016 consisted of 53 weeks.
Our end-customers are primarily OEMs and their suppliers, including Cisco Systems, Inc., Alphabet Inc., Huawei Technologies Co. Ltd., Itron, LG Electronics, Samsung Electronics Co. Ltd., Sharp Corporation, Sonova International and ZTE Corporation.
On March 4, 2015, we completed the acquisition of Triune, a privately-held supplier of wireless charging, isolated switching and power management platforms targeted at high and low power, high efficiency applications. Under the terms of the purchase agreement, we acquired all of the outstanding equity interests of Triune for an aggregate purchase price of $45.0 million consisting of $35.0 million cash paid at closing, with an additional cash consideration of $10.0 million which has since been paid. Subject to achieving certain future financial goals ("Triune Earn-out"), up to an additional $70.0 million of additional contingent consideration could have been paid over three years if certain revenue targets were achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million could have been paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. The Triune Earn-out targets for fiscal year 2017 and 2016 were not met and we do not expect to make any payments with regards to these periods which represented $36.0 million of the total $70.0 million opportunity. We do not expect fiscal year 2018 targets to be achieved. See Note 3 and Note 14 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Our primary reason for the acquisition was to broaden our existing portfolio with platforms that are very complementary to our current market focus, including Triune's isolated switching platform and wireless charging platform.
On January 13, 2015, we completed the acquisition of select assets from EnVerv, a privately-held supplier of PLC and Smart Grid solutions targeted at advanced metering infrastructure, home energy management systems and IoT applications. We paid $4.9 million in cash at closing. See Note 3 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We operate and account for results in one reportable segment. See Note 17 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. In fiscal year 2016, we identified a total of five operating segments. Four of these operating segments aggregate into one reportable segment, the Semiconductor Products Group. The four operating segments aggregated into our one reportable segment all exhibit similar economic characteristics and we manage that business to a targeted gross margin range which all of the aggregated product lines are expected to meet. The remaining operating segment, the Systems Innovation Group (shown as "All others"), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. As a result, the financial activity associated with the Systems Innovation Group was reported separately from our Semiconductor Products Group. This separate reporting was included in the “All others” category. On August 5, 2016, we completed the divestiture of our Snowbush IP business (previously part of our Systems Innovation Group) to Rambus for a purchase price of $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. Beginning in the third quarter of fiscal year 2017, we no longer have a Systems Innovation Group or an “All others” category, and therefore we have only four operating segments that aggregate into one reportable segment, the Semiconductor Products Group.
Gross margins for our Protection Products Group and Power and High-Reliability Products Group performed below our targeted range in fiscal year 2017 as their businesses were negatively impacted by an unfavorable product mix. The Power and High-Reliability Products Group has continued its on-going strategic transition away from certain markets (i.e., the personal computer market) that are characterized by non-differentiated offerings in sectors that are highly competitive. Specifically, the Power and High-Reliability Products Group is transitioning its product offerings to better support its current target markets, which include high-end consumer and medical, space, industrial and automotive applications that have historically enjoyed higher gross margins. Additionally, we believe that the recent addition of the wireless charging and isolated switching platforms will allow us to accelerate this transition. The gross margin performance for the Protection Products Group in fiscal year 2017 was detrimentally impacted by its reliance on the handheld end-market, but showed improvement from fiscal year 2016 as a result of higher volumes driving improved absorption of fixed manufacturing costs.
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during fiscal year 2017 were 35% of net sales. The remaining 65% of net sales were made through independent distributors.
Our business relies on foreign-based entities. Most of our subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For the fiscal year ended January 29, 2017, approximately 25% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2017 constituted approximately 91% of our net sales. Approximately 76% of foreign sales in fiscal year 2017 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada and Mexico.
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

Restructuring - fiscal 2017
In fiscal year 2017, we took targeted actions to better align our global operational footprint with our updated business strategies. As a result of these actions, we recorded restructuring charges of $2.3 million for employee termination and related charges. The benefit of these actions is expected to reduce our current operating expenses by approximately $4.0 million on an annual basis.

Restructuring - fiscal 2016
On July 15, 2015, we announced a worldwide reduction in force as part of an overall plan to align operating expenses with business conditions and leverage recent infrastructure investments. The reduction in force affected approximately 8% of our global workforce and was completed in our third quarter of fiscal year 2016. As a result of the reduction in force, we recorded restructuring charges of $4.5 million in fiscal year 2016. Such costs consisted primarily of termination benefits, including severance, which have been settled in cash. The benefits from this plan, after full implementation, were expected to reduce our current operating expenses by approximately $20.0 million on an annual basis.

Restructuring - fiscal 2015
In December 2014, we made a strategic decision to reduce our investment in the defense and microwave communications markets and to make additional reductions in our investments in the long-haul optical market. As a result of these actions, we recorded restructuring charges and impairments of certain intangible assets. Additionally, certain long-lived assets were determined to be impaired. The financial impact of these actions for the twelve month period ended January 25, 2015, is presented below:

Restructuring charges
(in thousands)
Employee terminations and related costs	$662
Contract termination costs	623
Total restructuring charges	$1,285

Impairment of finite-lived intangibles
(in thousands)	Finite-lived intangible assets
Intangible asset impairments	$11,636

Other charges
(in thousands)	Cost of sales	Selling general and administrative	Product development and engineering	Total
Long-lived asset impairments	$2,810	$6	$6,630	$9,446
Contract commitments	2,983	—	—	2,983
	$5,793	$6	$6,630	$12,429
As a result of these restructuring actions, we realized operating cost savings of approximately $6.4 million in fiscal year 2016.

Results of Operations
Fiscal Year 2017 Compared With Fiscal Year 2016

All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of each market category):

	Fiscal Years
(in thousands, except percentages)	2017		2016
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Enterprise Computing	$168,846	31%	$145,047	30%	16%
Industrial and Other	141,660	26%	127,779	26%	11%
High-End Consumer	140,887	26%	125,033	25%	13%
Communications	98,275	18%	92,360	19%	6%
Other: Warrant Shares	(5,396)	(1)%	—	—%	(100)%
Total	$544,272	100%	$490,219	100%	11%
Net Sales. Net sales for fiscal year 2017 were $544.3 million, an increase of 11% compared to $490.2 million for fiscal year 2016 which had benefited from an additional week compared to fiscal year 2017. The net sales from this additional week were not significant. Fiscal year 2017 revenues within the enterprise computing end-market benefited from particular strength from our optical products which are well positioned for the current cycle of datacenter upgrades and increased deployments of PONs, particularly in China. The continued decline of 40Gbps and 100Gbps SerDes devices going into the long-haul optical market in the communications end-market was offset by strength in the wireless base station market primarily in China. Net sales increased in our high-end consumer end-market due to higher demand from our largest Korean customers as well as strong growth from our China smartphone customers.

In fiscal year 2018, activity in the communications, enterprise computing and industrial end-markets is expected to improve, due to continued demand for datacenter upgrades, and the build-out of metro communications infrastructure, including wireless base stations (specifically in China) and IoT applications.
Gross Profit. Gross profit was $324.9 million and $293.1 million in fiscal years 2017 and 2016, respectively. Our gross margin was 59.7% for fiscal year 2017, comparable with 59.8% in fiscal year 2016. Fiscal year 2017 performance benefited from a more favorable mix of higher margin product sales, the benefit of which was offset by the $5.4 million charge related to the Comcast Warrants which was reported as a reduction to revenue. We expect overall gross margins for fiscal year 2018 to remain consistent with our fiscal year 2017 performance.

Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2017		2016
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Selling, general and administrative	$136,426	25%	$136,151	28%	—%
Product development and engineering	102,500	19%	113,737	23%	(10)%
Intangible amortization	25,301	5%	25,059	5%	1%
Gain on disposition of business operations	(25,513)	(5)%	—	—%	(100)%
Changes in the fair value of contingent earn-out obligations	(215)	—%	(16,362)	(3)%	(99)%
Restructuring charges	2,282	—%	4,526	1%	(50)%
Total operating costs and expenses	$240,781	44%	$263,111	54%	(8)%
Selling, General & Administrative Expenses
Selling, general and administrative ("SG&A") expenses for fiscal year 2017 increased by $0.3 million as the benefit from the restructuring actions taken in fiscal year 2016, lower legal fees, and the non-reoccurrence of environmental reserves of $2.9 million were offset by an $8.0 million increase in share-based compensation resulting primarily from our higher stock price and a $9.5 million increase in our supplemental compensation costs associated with our improved financial performance.
Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2017 and 2016 were $102.5 million and $113.7 million, respectively or a decrease of 10%. The decrease was primarily a result of our decision to reduce our investment in the defense and microwave communications markets and to sell our Snowbush IP business to Rambus. The savings from these actions were partially offset by lower recoveries from third parties for non-recurring engineering services.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $25.3 million and $25.1 million in fiscal years 2017 and 2016, respectively.
Gain on Disposition of Business Operations
In the third quarter of fiscal year 2017, we completed our divestiture of Snowbush IP to Rambus. As a result, we recognized a gain of $25.5 million on the disposition of this business.
Changes in the Fair Value of Contingent Earn-out Obligations
The contingent earn-out expense decreased by $16.1 million in fiscal year 2017 primarily as a result of a significant reduction in our estimate of projected revenue associated with the Triune Earn-out.
We measure contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The Triune Earn-out targets for fiscal years 2017 and 2016 were not met and we do not expect to make any payments with regards to these periods which represented $36.0 million of the total $70.0 million opportunity.
Restructuring
We incurred $4.5 million for restructuring charges in fiscal year 2016, for severance and contract cancellation liabilities related to our decision to reduce our investments in the defense and microwave communications and long-haul optical markets, realign product groupings, and align spending with anticipated demand levels. Restructuring charges in fiscal year 2017, at $2.2 million, were more limited and focused on better aligning our global operational footprint with our updated business strategies.

Interest Expense. Interest expense was $9.3 million and $7.8 million for fiscal years 2017 and 2016, respectively. The $1.5 million increase is primarily related to the write-off of $0.5 million of debt issuance costs as a result of a debt modification that was completed in the fourth quarter of fiscal year 2017 and higher interest rates.
Our interest rate under our Amended and Restated Credit Agreement dated November 15, 2016 with certain lenders (the "Lenders") and HSBC Bank USA, National Association, as administrative agent (in such capacity, the "Administrative Agent") and as swing line lender and letter of credit issuer (the "Credit Agreement") can be influenced by our consolidated leverage ratio, as defined in the Credit Agreement ("Leverage Ratio"). Our Leverage Ratio is influenced by our consolidated indebtedness and our adjusted earnings before interest, taxes, depreciation and amortization. Historically, our Leverage Ratio under the Credit Agreement and prior credit agreement has been between 1.50 and 2.25 which resulted in an interest rate margin between 1.75% and 1.88%. Primarily as a result of declining revenue, our Leverage Ratio exceeded 2.50 at the end of fiscal year 2016 and the beginning of fiscal year 2017 which resulted in our rate margin increasing to 2.25%. As of result of higher sales, we ended fiscal year 2017 with a Leverage Ratio of approximately 1.69. We believe that our Leverage Ratio will continue to improve in the first quarter of fiscal year 2018 as a result of continued strength in sales trends. The impact of the benefit of improvements to our Leverage Ratio on our total interest costs is being offset by increases in the 30 day LIBOR rate. If the 30 day LIBOR rate increases 25 basis points, our interest costs for fiscal year 2018 will increase by $0.6 million.
Interest Income and Other Expense, Net. Interest income and other expense, net was an expense of $1.7 million in fiscal year 2017 compared to $1.8 million in fiscal year 2016. Interest income earned in the past few years has been insignificant. The slightly higher expense in fiscal year 2017 was primarily related to the impact of unfavorable movements in foreign exchange rates.

Provision for Taxes. The provision for income taxes was $18.4 million for fiscal year 2017 compared to $8.9 million for fiscal year 2016. The effective tax rates for fiscal years 2017 and 2016 were a tax provision of 25.2% and 43.6%, respectively. The effective tax rates for fiscal years 2017 and 2016 reflect the adverse impact of $5.6 million and $1.8 million respectively, related to a valuation reserve against our deferred tax assets.

Our effective tax rate in fiscal year 2017 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S. taxes are provided, because such earnings are indefinitely reinvested outside of the U.S. The effective tax rate in fiscal year 2017 is lower than the statutory federal income tax rate due to regional mix of income causing a portion of the earnings to be taxed at foreign tax rates which are less than the federal rate. During fiscal year 2017, we also received an income tax rate benefit for our research and development tax credits in the United Kingdom ("U.K") and Canada.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the assets and liabilities.

As of January 29, 2017, we have a valuation allowance against our U.S. deferred tax assets of approximately $83.0 million. We are required to assess whether a valuation allowance should be recorded against our deferred tax assets ("DTAs") based on the consideration of all available evidence, using a "more likely than not" realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are; (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carry-forwards.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period, to determine if a valuation allowance was required. A significant negative factor in our assessment was our three-year cumulative loss history in the U.S. as of January 29, 2017.

In fiscal years 2013 through 2015, our Canadian operations were in a cumulative loss position due to a loss generated in fiscal year 2013. However, as of the end of fiscal year 2016, Gennum was in a three year cumulative income position, since the loss that was generated in fiscal year 2013 was no longer included in the three year window for measuring income or loss. We are forecasting pretax income growth for Gennum over the next five years, and correspondingly estimated our Canadian-based taxes over the next five years. We compared the amount of taxes that we will owe in this period to our net deferred tax assets and concluded that we would be able to utilize our deferred tax assets without any concerns related to expiration.

We are forecasting pretax income growth for Gennum over the next five years, and correspondingly estimated our Canadian based taxes over the next five years. We compared the amount of taxes that we will owe in this period to our net deferred tax assets and concluded that we would be able to utilize our deferred tax assets without any concerns related to expiration.

We were able to conclude that the positive evidence related to long-term profitability and utilization of all deferred tax assets was sufficient to warrant a full release of the reserve on our Canadian deferred tax assets. As such, we released the entire reserve of approximately $7.2 million on our Canadian deferred tax asset in fiscal year 2016.

After a review of the four sources of taxable income described above and in view of our three-year cumulative loss, we were not able to conclude that it is more likely than not that our U.S. DTAs will be realized. As a result, we continue to record a full valuation allowance on our DTAs in the U.S, with a corresponding charge to the income tax provision.

As we enter fiscal year 2018, we expect our tax rate to face upward pressure as a result of a less favorable mix of foreign and domestic income and our expected continued inability to benefit from U.S. deferred tax assets as a result of our recent history of tax losses in the U.S.

As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Fiscal Year 2016 Compared With Fiscal Year 2015

All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of each market category):

	Fiscal Years
(in thousands, except percentages)	2016		2015
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Enterprise Computing	$145,047	30%	$115,812	21%	25%
Industrial and Other	127,779	26%	147,410	26%	(13)%
High-End Consumer	125,033	25%	173,799	31%	(28)%
Communications	92,360	19%	120,864	22%	(24)%
Total	$490,219	100%	$557,885	100%	(12)%
Net Sales. Net sales for fiscal year 2016 were $490.2 million, a decrease of 12% from $557.9 million for fiscal year 2015. Net sales for fiscal year 2016 benefited from an additional week compared to fiscal year 2015. Fiscal year 2016 revenues within the enterprise computing end-market benefited from particular strength from our optical products which were well positioned for the current cycle of datacenter upgrades and increased deployments of PONs, particularly in China. This strength was more than offset by the further decline in the Communications market driven by the anticipated weakness in 40Gbps and 100Gbps SerDes devices going into the long-haul optical market as our customers transitioned away from our solutions and lower net sales to the 4G/LTE wireless base station market. Net sales were also lower in our high-end consumer end market due to lower demand from our largest Korean customers due to their loss of world-wide market share. Revenue from the licensing of intellectual property was $3.4 million and $0.4 million in fiscal years 2016 and 2015, respectively.
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
Operating Costs and Expenses

	Fiscal Years
(in thousands, except percentages)	2016		2015
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Selling, general and administrative	$136,151	28%	$127,134	23%	7%
Product development and engineering	113,737	23%	119,371	21%	(5)%
Intangible amortization	25,059	5%	25,718	5%	(3)%
Intangible asset impairments	—	—%	11,636	2%	(100)%
Changes in the fair value of contingent earn-out obligations	(16,362)	(3)%	1,391	—%	(1,276)%
Restructuring charges	4,526	1%	1,285	—%	252%
Total operating costs and expenses	$263,111	54%	$286,535	51%	(8)%
Selling, General & Administrative Expenses
Selling, general, and administrative expenses for fiscal year 2016 increased by $9.0 million or 7% as a result of higher support costs related to our new enterprise resource planning ("ERP") software and the recurring amortization expense associated with our new ERP software of approximately $2.2 million per year. In fiscal year 2016, we recorded a reserve for certain environmental matters of $2.9 million and incurred approximately $6.8 million of costs associated with various legal matters, including our acquisition of Triune, our investment in MultiPhy Ltd., and our litigation actions against Active-Semi International, Inc. These costs were partially offset by $9.1 million of lower share-based compensation.

Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2016 and 2015 were $113.7 million and $119.4 million, respectively or a decrease of 5%. The decrease was primarily a result of our decision to reduce our investment in the defense and microwave communications markets and to make additional reductions in our investments in the long-haul optical market, partially offset by higher costs associated with our acquisitions of Triune and select assets from EnVerv and lower recoveries from third parties for non-recurring engineering services.

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
Interest Expense. Interest expense was $7.8 million and $5.9 million for fiscal year 2016 and 2015, respectively. The $1.9 million increase is primarily related to higher levels of outstanding debt under our credit facilities and higher amortization costs associated with our interest rate hedge. Our interest rate under the Credit Agreement can be influenced by our Leverage Ratio. Our Leverage Ratio is influenced by our consolidated indebtedness and our adjusted earnings before interest, taxes, depreciation and amortization. Historically, our Leverage Ratio under the Credit Agreement has been between 1.50 and 2.25 which resulted in an interest rate margin of 1.75%. Primarily as a result of declining revenue, our Leverage Ratio exceeded 2.50 at the end of fiscal year 2016 which resulted in our rate margin increasing to 2.25%.
Interest Income and Other Expense, Net. Interest income and other expense, net was expense of $1.8 million in fiscal year 2016 compared to income of $0.2 million in fiscal year 2015. Interest income earned in the past few years has been insignificant. The higher expense in fiscal year 2016 was primarily related to the impact of unfavorable movements in foreign exchange rates and higher interest costs associated with the Cycleo Amended Earn-Out discussed in Note 14 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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

Our effective tax rate in fiscal year 2016 differs from the statutory federal income tax rate of 35% due primarily to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S. taxes are provided, because such earnings are indefinitely reinvested outside of the U.S. The effective tax rate in fiscal year 2016 is higher than the statutory federal income tax rate due to additional non-cash tax expense in the U.S. resulting from the reversal of a contingent liability (discussed in Note 14 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K) and its related impact on a book-tax difference in the basis of goodwill. During fiscal years 2016 and 2015, we also received an income tax rate benefit for our research and development tax credits in the U.K. and Canada.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the assets and liabilities.

As of January 31, 2016, we have a valuation allowance against our U.S. deferred tax assets of approximately $77.4 million. We are required to assess whether a valuation allowance should be recorded against our DTAs based on the consideration of all available evidence, using a "more likely than not" realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are; (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carry-forwards.

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

As of January 29, 2017, our total stockholders’ equity was $605.3 million. At that date, we also had approximately $297.1 million in cash and cash equivalents and $241.0 million of borrowings, net of debt discount.
We believe that sources and uses of cash when used in conjunction with GAAP measures provide useful information to investors in evaluating our cash flows. Our primary sources and uses of cash for the corresponding periods are presented below (non-GAAP):

	Fiscal Year Ended
(in millions)	January 29, 2017	January 31, 2016	January 25, 2015
Sources of Cash
Operating activities	$117.6	$102.1	$106.2
Proceeds from sales and maturities of available-for-sale investments	—	—	3.7
Proceeds from sales of property, plant and equipment	—	—	0.1
Proceeds from disposition of business operations	32.0	—	—
Proceeds from sale of investments	0.6	—	—
Proceeds from term loans	150.0	35.0	5.0
Proceeds from revolving line of credit	97.0	—	—
Proceeds from exercise of stock options	5.8	5.8	8.9
	$403.0	$142.9	$123.9
Uses of Cash
Purchase of property, plant and equipment	(32.9)	(13.0)	(31.8)
Purchase of intangible assets	—	—	(1.1)
Purchase of investments	(13.2)	(14.6)	(7.1)
Acquisitions, net of cash acquired	—	(39.2)	(4.9)
Deferred financing costs	(2.1)	—	—
Payment for employee share-based compensation payroll taxes	(6.6)	(6.5)	(7.2)
Repurchase of outstanding common stock	(1.0)	(57.3)	(40.9)
Payments of term loans	(80.9)	(30.8)	(43.7)
Payment of revolving line of credit	(181.0)	—	—
	$(317.7)	$(161.4)	$(136.7)
Net increase (decrease) in cash and cash equivalents	$85.3	$(18.5)	$(12.8)

In summary, our cash flows for each period were as follows:

	Fiscal Year Ended
(in millions)	January 29, 2017	January 31, 2016	January 25, 2015
Net cash provided by operating activities	$117.6	$102.1	$106.2
Net cash used in investing activities	(13.5)	(66.8)	(41.1)
Net cash used in financing activities	(18.8)	(53.8)	(77.9)
Net increase (decrease) in cash and cash equivalents	$85.3	$(18.5)	$(12.8)

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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 29, 2017, our foreign subsidiaries held approximately $224.6 million of cash and cash equivalents compared to $170.7 million at January 31, 2016. Earnings previously taxed in the U.S. of $18.1 million could be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. As of January 29, 2017, our foreign subsidiaries had $603.0 million of unremitted earnings for which no Federal or state taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.

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
Operating cash flows for fiscal years 2017 and 2016 were impacted by several significant non-cash transaction related items including, for fiscal 2017, depreciation, amortization and impairment expenses of $47.1 million and share-based compensation expense of $30.8 million. The significant non-cash transactions for fiscal 2016 included depreciation, amortization, and impairment expense of $48.9 million, share-based compensation expense of $20.5 million and the benefit of reductions in the fair value of contingent earn-out obligations of $16.4 million.
Investing Activities

Cash flows from investing activities is primarily attributable to capital expenditures, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments. Investing activities are also impacted by acquisitions, net of any cash received.

On March 4, 2015, we acquired Triune, a privately-held supplier of wireless charging and power management platforms targeted at, among other things, high and low power, high-efficiency applications. Under the terms of the purchase agreement, we acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million which consisted of $35.0 million in cash paid at closing and $10.0 million to be paid at a future date ("Deferred Payment"). To fund the Triune acquisition, we borrowed $35.0 million under our prior revolving line of credit in March 2015. In September 2015, we paid $9.5 million of the Deferred Payment with the remaining $0.5 million being paid in the second quarter of fiscal year 2017. Subject to achieving certain future financial goals, up to $70.0 million of contingent consideration could have been earned if certain revenue targets were achieved through fiscal year 2018. An additional payment of up to $16.0 million could be paid after fiscal year 2018 if certain cumulative net revenue and contribution margin targets are achieved. We do not expect the Triune Earn-out targets to be achieved for fiscal year 2018 and we do not expect to pay any associated contingent consideration.

Capital expenditures were $32.9 million for fiscal year 2017 compared to $13.0 million for fiscal year 2016. On November 4, 2016, we entered into an agreement to acquire the facility we were leasing in Burlington, Ontario, Canada for $12.1 million. The transaction closed on December 2016, and we used available cash on hand to fund this purchase. In fiscal year 2017, we increased capital expenditure to support our business growth and the release of new products. In fiscal year 2018, we expect our capital expenditures to be flat compared to our fiscal year 2017 levels as our decrease in real property purchases is offset by higher investments in test and manufacturing equipment to support higher demand levels and new product introductions. If product demand were to increase significantly beyond current projections, we would expect to increase capital spending to accommodate the growth. Similarly, to the extent practical, we would expect to decrease capital spending to address market contractions.
Financing Activities

Cash provided by financing activities is primarily attributable to borrowings under our revolving commitments offset by principal and interest payments related to our long-term debt and repurchase of outstanding common stock.

On May 2, 2013, we entered into a credit agreement with certain lenders (the "Prior Lenders") and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the "Prior Credit Agreement"). In accordance with this Prior Credit Agreement, the Prior Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million and revolving line of credit commitments in an aggregate principal amount of $250.0 million.
On November 15, 2016 (the "Closing Date"), we entered into the Credit Agreement to refinance the Prior Credit Agreement. We accounted for the Credit Agreement as a debt modification. Pursuant to the Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million (the "Facilities"), consisting of term loans in an aggregate principal amount of $150.0 million (the "Term Loans") and revolving commitments in an aggregate principal amount of $250.0 million (the "Revolving Commitments"). Up to $40.0 million of the Revolving Commitments may be used to obtain letters of credit, up to $25.0 million of the Revolving Commitments may be used to obtain swing line loans, and up to $40.0 million of the Revolving Commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). Each of the Term Loans and the Revolving Commitments is scheduled to mature on November 12, 2021.
The Credit Agreement refinanced our existing $400.0 million senior secured first lien credit facilities. All of the proceeds of the new Term Loans were used to repay in full all of the obligations outstanding under the Prior Credit Agreement and to pay transaction costs in connection with such refinancing and the Credit Agreement. As of January 29, 2017 we have $146.3 million outstanding under our Term Loans and $97.0 million outstanding under our Revolving Commitments.
As of January 29, 2017, $153.0 million of the new Revolving Commitments were undrawn. The proceeds of the new revolving credit facility may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.

The Credit Agreement provides that, subject to certain conditions, we may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or increases to the Revolving Commitments in an aggregate principal amount not to exceed the sum of (a) $150.0 million and (b) the aggregate principal amount of all voluntary prepayments of Term Loans made prior to the date of incurrence of such additional term loan facilities and/or increases to the Revolving Commitments; however, the Lenders are not required to provide such increase upon our request.
Interest on loans made under the Credit Agreement in U.S. Dollars accrues, at our option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon our consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by us plus a margin ranging from 1.25% to 2.25% depending upon our consolidated leverage ratio (such margin, the "Applicable Margin"). The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the prime rate of the Administrative Agent, (b) ½ of 1% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1.00%.
Interest on loans made under the Credit Agreement in Alternative Currencies accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by us plus the Applicable Margin.
The outstanding principal balance of the Term Loans will be subject to repayment in equal quarterly installments beginning on the last day of our fiscal quarter ending closest to January 31, 2017 in an amount equal to 10.0% per annum of the original principal amount of the Term Loans on the Closing Date in the first two years after such date, 12.5% per annum in years three and four after such date, and 15.0% per annum in year five after such date, with the balance being due at maturity on November 12, 2021.  No amortization is required with respect to the revolving credit facility. We may voluntarily prepay borrowings under the new credit facilities at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
The Term Loans must be mandatorily prepaid using the proceeds of certain dispositions of assets and receipt of insurance proceeds, subject to agreed upon thresholds and exceptions and customary reinvestment rights.

We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. This program represents one of our principal efforts to return value to our stockholders. During fiscal years 2017 and 2016, we repurchased shares of common stock under this program for $1.0 million and $57.3 million, respectively. As of January 29, 2017, we had repurchased $136.7 million in shares of our common stock under the program since inception and the current remaining authorization under the program is $61.7 million.

In fiscal years 2017 and 2016, we received $5.8 million in proceeds from the exercise of stock options. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as those arrangements are defined by the SEC, that are reasonably likely to have a material effect on our financial condition, revenues or expenses, operating results, liquidity, capital expenditures or capital resources.
We do not have any unconsolidated subsidiaries or affiliated entities. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support. We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the Consolidated Financial Statements.
Noted below under "Contractual Obligations" are various commitments we have associated with our business, such as lease commitments and open purchase obligations, which are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 29, 2017.
Contractual Obligations

Presented below is a summary of our contractual obligations as of January 29, 2017.

(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$15,000	$34,688	$193,563	$—	$243,251
Operating leases	4,812	7,194	3,062	2,580	17,648
Open capital purchase commitments	12,241	—	—	—	12,241
Other open purchase commitments	56,941	5,129	—	—	62,070
Deferred compensation	1,732	3,424	967	17,931	24,054
Cycleo-deferred compensation	1,426	3,501	1,141	—	6,068
Share-based compensation	—	7,974	—	—	7,974
Swiss plan (1)	1,460	3,746	2,375	4,833	12,414
Total contractual cash obligations	$93,612	$65,656	$201,108	$25,344	$385,720
(1) Amounts include expected payments under the current Swiss plan through 2026.
The table above includes the interest payments we owe on our long-term debt. We have assumed no additional borrowings or repayments under our revolving credit facility. For debt that has variable rate interest, we have calculated future interest obligations based on the interest rate for that debt as of January 29, 2017.
Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 29, 2017, as we have not yet received the related goods or taken title to the property.

The table above does not include earn-out payments we may owe as part of our acquisition of Triune. The Triune Earn-out targets for fiscal years 2016 and 2017 were not met and we do not expect to make any payments with regards to these periods which represented $36.0 million of the total $70.0 million opportunity. Based on our most current forecasts, we do not expect to make any earn-out payments with regards to this acquisition.

As part of our acquisition of Cycleo SAS ("Cycleo") and the terms of the amended earn-out agreement entered into with the former Cycleo stockholders, we have agreed to pay up to $16.0 million of consideration over a five year period if certain revenue and operating income targets are achieved in each of the five measurement periods. See Note 14 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We maintain a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $24.1 million and $19.4 million as of January 29, 2017 and January 31, 2016, respectively, and is included in accrued liabilities and other long-term liabilities on the balance sheet and in the table above. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
We have purchased whole life insurance on the lives of some of our current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the costs of our deferred compensation plan. The cash surrender value of our Company-owned life insurance was $18.9 million and $16.8 million as of January 29, 2017 and January 31, 2016, respectively.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance.

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. In connection with the preparation of our Consolidated Financial Statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Consolidated Financial Statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our Consolidated Financial Statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Our significant accounting policies are discussed in Note 2 to our Consolidated Financial Statements, included in Item 8, of this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
Revenue and Cost of Sales
We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Product design and engineering recoveries are recognized during the period in which services are performed and are recorded as an offset to the related expenses. Historically, these recoveries have not exceeded the cost of the related development efforts. We include revenue related to technology licenses as part of "Net sales." Historically, revenue from these arrangements has not been significant though it is part of our recurring ordinary business.

On October 5, 2016, we issued a Warrant to Comcast to purchase up to 1,086,957 Warrant Shares of our common stock. The cost of the Warrant is recognized as an offset to net sales over the respective performance period since the Warrant was issued to our customer in exchange for services.
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
We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross margin to the actual gross sales. The average gross margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded within the consolidated balance sheets under the heading of "Deferred revenue." There were no significant impairments of deferred cost of revenues in fiscal years 2017 or 2016.
The following table summarizes the deferred revenue balance:

(in thousands)	January 29, 2017	January 31, 2016
Deferred revenues	$11,419	$5,991
Deferred cost of revenues	(2,246)	(1,139)
Deferred revenue, net	9,173	4,852
Deferred product design and engineering recoveries	2,886	3,776
Total deferred revenue	$12,059	$8,628

Allowances Against Accounts Receivable
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
The portion of the estimate for sales returns where there are outstanding receivables is recorded on the balance sheet as a reduction to accounts receivable.
The estimated sales rebate for sales for which there are no outstanding receivables is recorded on the balance sheet under the heading of "Accrued liabilities." The portion of the estimated sales rebate where there are outstanding receivables is recorded on the balance sheet as a reduction to accounts receivable.
A summary of allowances against accounts receivable are presented below:

(in thousands)	January 29, 2017	January 31, 2016
Allowance for doubtful accounts	$(2,696)	$(889)
Sales rebate allowance	(2,571)	(5,006)
Sales return allowance	(1,795)	(517)
Other allowances	(1,168)	(1,381)
Total	$(8,230)	$(7,793)
Inventory Valuation
Our inventories are stated at lower of cost or market and consist of materials, labor and overhead. We determine the cost of inventory by the first-in, first-out method. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. In order to state our inventory at lower of cost or market, we maintain specific reserves against our inventory which serve to write-down our inventories to a new cost basis. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. We write down inventory as a result of excess and obsolete inventories, or when we believe that the net realizable value of inventories is less than the carrying value.
Business Combinations
Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; contingent consideration obligations are recorded at fair value on the date of acquisition, with increases or decreases in the fair value arising from changes in assumptions or discount periods recorded as contingent consideration expenses in the Consolidated Statements of Income in subsequent periods; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. All changes that do not qualify as measurement period adjustments are included in current period earnings. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant judgment is required in estimating the fair value of intangible assets acquired in a business combination and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management at the time.
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
If the actual results differ from the estimates and judgments we utilized, the amounts recorded in the Consolidated Financial Statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

Contingencies and Litigation
We record accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Individually significant contingent losses are accrued when probable and reasonably estimable.
The legal defense costs we accrue are based on reviews by outside counsel, in-house counsel and management, and some of the significant factors considered in the review of these reserves are as follows: the actual costs incurred by us; the development of our legal defense strategy and structure in light of the scope of the litigation; the number of cases being brought against us; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation.
In those situations where we are unable to determine the best estimate within the range of loss, we will record the minimum amount in the identified range of probable loss.
Share-Based Compensation
We measure compensation cost for all share-based payments (including stock options) at fair value using valuation models, which consider, among other things, estimates and assumptions on the rate of forfeiture, expected life of options and stock price volatility and market value of our common stock. Additionally, for awards with a performance condition, we use financial forecasts that use assumptions that are consistent with those used for other valuation exercises, including goodwill valuation and asset impairment assessments. If any of the assumptions used in the valuation model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period and actual results may differ from estimates. See the information set forth in Part II, Item 5 of this Annual Report on Form 10-K for market information detailing the trading prices of our common stock.
Impairment of Goodwill, Other Intangibles and Long-Lived Assets

Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method. Goodwill is not amortized but is tested for impairment using either a qualitative assessment or a two-step method.
As part of the annual goodwill impairment test, we have the option to perform a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value of a reporting unit, no further evaluation is necessary.
In conducting the qualitative assessment, we consider relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. Examples of events and circumstances include macroeconomic conditions, industry and market considerations, overall financial performance, events affecting a reporting unit and capital markets pricing. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets.
When we perform the two-step method, step one is the identification of potential impairment. This involves comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. We test by reporting unit, goodwill and other indefinite-lived intangible assets for impairment at November 30 or more frequently if we believe indicators of impairment exist or if we make changes to a reporting unit with assigned goodwill.
For our two-step method annual impairment review, we primarily use an income approach, which incorporates multi-period excess earnings present value techniques (discounted cash flows) as well as other generally accepted valuation methodologies to determine the fair value of the assets using Level 3 inputs. Our assumptions incorporate judgments as to the price received to sell a reporting unit as a whole in an orderly transaction between market participants at the measurement date. Considering the integration of our operations, we have assumed that the highest and best use of a reporting unit follows an “in-use” valuation premise.
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
As of November 30, 2016, our reporting units with assigned goodwill were as follows:

(in thousands)	Balance as of November 30, 2016
Signal Integrity Products	$261,891
Power and High-Reliability Products	49,384
Wireless and Sensing Products	18,428
Total	$329,703
In the fourth quarter of fiscal year 2017, we completed our qualitative assessment of any potential goodwill impairment and concluded that there were no indications of impairment as of January 29, 2017. Our fiscal year 2016 quantitative assessment of potential goodwill impairment concluded that the fair value of the Signal Integrity Products Group exceeded its carrying value by 47% and the fair value of the Wireless and Sensing Products Group exceeded its carrying value by over 258%. The fair value of the Power and High-Reliability Group exceeded its carrying value by 213%.
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
We recognized and allocated to tangible long-lived assets no impairment loss during the fiscal year ended January 29, 2017 and $0.6 million and $9.4 million during the fiscal years ended January 31, 2016 and January 25, 2015, respectively, which reduced the cost basis in the corresponding assets. Also, we reassessed the estimated remaining useful lives of these assets and adjusted accordingly our estimates of future depreciation expense.

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

	Fiscal years
(in thousands)	2017	2016	2015
Finite-lived intangibles	$—	$—	$14,755
Indefinite-lived intangibles	—	—	—
Total intangible asset impairment	$—	$—	$14,755
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
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results.
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
In general, the amount of taxes we pay will differ from our reported tax provision as a result of differences between accounting for income under GAAP and accounting for taxable income. Typical book-tax differences include expense related to equity compensation, deemed dividends, depreciation, litigation expense and amortization of intangible assets. As a result of these book-tax differences, our tax payments are expected to differ from our tax provision during the next three years.
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

New Accounting Standards
New accounting standards are discussed in Note 2 to our Consolidated Financial Statements, included in Item 8, of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are detailed below. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
Market Conditions
A deterioration of global economic conditions can impact demand for our products which could result in changes in customer order patterns, including order cancellations, and changes in the level of inventory held by vendors.
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
Foreign Currency Risk
As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates and we could experience foreign currency exchange gains or losses. Our foreign currency exposures may increase over time as our level of activity in foreign markets grows. Changes in rates could have an adverse impact upon our financial results.
Prior to fiscal year 2017, we did not utilize foreign currency hedging products to mitigate foreign currency risks. In fiscal year 2017, we entered into forward contracts to hedge a significant portion of our exposure to the Canadian dollar ("CAD"), Swiss Franc ("CHF") and British Pound Sterling ("GBP"). As of January 29, 2017, we held forward contracts to hedge the GBP at levels that are expected to cover a significant portion of our anticipated fiscal year 2018 GBP exposure. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, these cash flow hedges are designated for hedge accounting treatment and gains and losses on these contracts are recorded in accumulated other comprehensive income in stockholder’s equity and reclassified into earnings at the time that the related transactions being hedged are recognized in earnings. Please see Note 19 to our Consolidated Financial Statements in Part I, Item 1 of this Annual Report on Form 10-K for further discussion of our derivative instruments.
A relatively small amount of our monetary assets and liabilities are denominated in foreign currencies, principally the CHF, CAD, Mexican Peso ("MXN"), GBP and the Euro ("EUR"). Fluctuations in these currencies relative to the U.S. dollar ("USD") will result in transaction gains or losses included in net earnings.
All of our foreign sales, which amounted to $495.3 million in fiscal year 2017, are denominated in USD. Currency exchange rate fluctuations in foreign countries where we do business could harm our business by resulting in pricing that is not competitive with prices denominated in local currencies.
For fiscal year 2017, we spent approximately 70.3 million in CAD, 14.6 million in GBP, 17.3 million in CHF, 6.7 million in EUR, 66.2 million in Chinese Yuan, and 128.5 million in MXN for operating expenses.
In general, we purchase foreign currencies on a spot basis as needed to fund local operations. As of January 29, 2017, we held cash funds of 1.1 million denominated in CAD, 2.5 million denominated in GBP, 1.5 million denominated in CHF, and 2.2 million denominated in EUR. We did not hold a significant amount of other foreign currencies. If rates of these foreign currencies were to strengthen or weaken relative to the USD, we would realize gains or losses in converting these funds back into USD.

An adverse change of the U.S. Dollar against the Company’s foreign currency operating expenses of 10%, after taking into account balance sheet hedges, would have resulted in an adverse impact on income before taxes of $8.2 million as of January 29, 2017.

Interest Rate and Credit Risk
We do not engage in the trading of derivative financial instruments in the normal course of business to mitigate our risk related to interest rates. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.4 million as a result of our variable-rate debt. The effect of the 100 basis points increase would not be expected to significantly impact the fair value of our variable-rate debt.

Interest rates affect our return on excess cash and investments. As of January 29, 2017, we had $297.1 million of cash and cash equivalents and no temporary or long-term investments. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $0.2 million in fiscal year 2017. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
Our investments are primarily subject to credit risk. Our investments are managed by a limited number of outside professional managers following investment guidelines set by us. Such guidelines prescribe credit quality, permissible investments, diversification, and duration restrictions. These restrictions are intended to limit risk by restricting our investments to high quality debt instruments with relatively short-term durations. Our investment strategy limits investment of new funds and maturing securities to U.S. Treasury, Federal agency securities, high quality money market funds and time deposits with our principal commercial banks.

Item 8.	Financial Statements and Supplementary Data
The information required by Item 8 is presented in the following order:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the Report of Management on Internal Control Over Financial Reporting that is included in Part II, Item 9A of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting that is included in Part II, Item 9A of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California
We have audited the accompanying consolidated balance sheet of Semtech Corporation and subsidiaries (the "Company") as of January 29, 2017 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended January 29, 2017 listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Semtech Corporation and subsidiaries at January 29, 2017, and the results of their operations and their cash flows for the year ended January 29, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Los Angeles, California
March 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California

We have audited the accompanying consolidated balance sheet of Semtech Corporation and subsidiaries as of January 31, 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended January 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semtech Corporation and subsidiaries at January 31, 2016, and the consolidated results of their income and their cash flows for each of the two years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP

Los Angeles, California

March 31, 2016

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Net sales	$544,272	$490,219	$557,885
Cost of sales	219,410	197,109	229,093
Gross profit	324,862	293,110	328,792
Operating costs and expenses:
Selling, general and administrative	136,426	136,151	127,134
Product development and engineering	102,500	113,737	119,371
Intangible amortization	25,301	25,059	25,718
Gain on disposition of business operations	(25,513)	—	—
Intangible asset impairments	—	—	11,636
Changes in the fair value of contingent earn-out obligations	(215)	(16,362)	1,391
Restructuring charges	2,282	4,526	1,285
Total operating costs and expenses	240,781	263,111	286,535
Operating income	84,081	29,999	42,257
Interest expense, net	(9,300)	(7,819)	(5,927)
Non-operating (expense) income, net	(1,721)	(1,801)	165
Income before taxes	73,060	20,379	36,495
Provision for taxes	18,399	8,882	8,548
Net income	$54,661	$11,497	$27,947
Earnings per share:
Basic	$0.84	$0.18	$0.42
Diluted	$0.83	$0.17	$0.41
Weighted average number of shares used in computing earnings per share:
Basic	65,427	65,657	67,108
Diluted	66,109	65,961	67,685
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Net income	$54,661	$11,497	$27,947
Other comprehensive income, net:
Unrealized gain on foreign currency cash flow hedges	522	—	—
Adjustment for net gains realized and included in net income	(232)	—	—
Change in net unrealized holding loss on available-for-sale investments	—	—	(1)
Change in unrealized gain (loss) on interest rate cap	48	490	(89)
Change in employee benefit plans	(2,414)	—	—
Other changes to comprehensive income	129	—	—
Other comprehensive (loss) income, net of tax	(1,947)	490	(90)
Comprehensive income	$52,714	$11,987	$27,857
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 29, 2017 AND JANUARY 31, 2016
(in thousands, except per share amounts)

	January 29, 2017	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$297,134	$211,810
Accounts receivable, less allowances of $8,230 and $7,793, respectively	51,441	44,132
Inventories	65,872	63,875
Prepaid taxes	5,563	5,236
Other current assets	18,418	16,168
Total current assets	438,428	341,221
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $161,236 and $143,782, respectively	108,910	101,006
Deferred tax assets	5,493	7,354
Goodwill	329,703	329,703
Other intangible assets, net	61,773	88,430
Other assets	67,235	43,803
TOTAL ASSETS	$1,011,542	$911,517
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,960	$35,486
Accrued liabilities	54,524	41,204
Deferred revenue	12,059	8,628
Current portion - long term debt	14,432	18,569
Total current liabilities	122,975	103,887
Non-current liabilities:
Deferred tax liabilities	6,881	6,802
Long term debt, less current portion	226,524	239,177
Other long-term liabilities	49,899	33,600

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,793,083 outstanding and 78,136,144 issued and 64,998,368 outstanding, respectively	785	785
Treasury stock, at cost, 12,343,061 shares and 13,137,776 shares, respectively	(253,107)	(266,175)
Additional paid-in capital	390,938	379,508
Retained earnings	467,941	413,280
Accumulated other comprehensive (loss) income	(1,294)	653
Total stockholders’ equity	605,263	528,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,011,542	$911,517
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock					Accumulated Other
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 26, 2014	67,283,221	$785	$362,121	$373,836	$(201,152)	$253	$535,843
Net income	—	—	—	27,947	—	—	27,947
Other comprehensive loss	—	—	—	—	—	(90)	(90)
Stock-based compensation	—	—	26,856	—	—	—	26,856
Repurchase of outstanding common stock	(1,578,869)	—	—	—	(40,906)	—	(40,906)
Treasury stock reissued	1,108,567	—	(17,381)	—	19,089	—	1,708
Balance at January 25, 2015	66,812,919	$785	$371,596	$401,783	$(222,969)	$163	$551,358
Net income	—	—	—	11,497	—	—	11,497
Other comprehensive income	—	—	—	—	—	490	490
Stock-based compensation	—	—	22,778	—	—	—	22,778
Repurchase of outstanding common stock	(2,681,476)	—	—	—	(57,311)	—	(57,311)
Treasury stock reissued	866,925	—	(14,744)	—	14,105	—	(639)
Other	—	—	(154)	—	—	—	(154)
Tax benefit from stock based compensation	—	—	32	—	—	—	32
Balance at January 31, 2016	64,998,368	$785	$379,508	$413,280	$(266,175)	$653	$528,051
Net income	—	—	—	54,661	—	—	54,661
Other comprehensive loss	—	—	—	—	—	(1,947)	(1,947)
Stock-based compensation	—	—	26,249	—	—	—	26,249
Repurchase of outstanding common stock	(39,024)	—	—	—	(1,005)	—	(1,005)
Treasury stock reissued	833,739	—	(14,819)	—	14,003	—	(816)
Other	—	—	—	—	70	—	70
Balance at January 29, 2017	65,793,083	$785	$390,938	$467,941	$(253,107)	$(1,294)	$605,263
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Cash flows from operating activities:
Net income	$54,661	$11,497	$27,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,057	48,932	54,548
Intangible asset impairments	—	—	14,755
Effect of acquisition fair value adjustments	—	—	(929)
Accretion of deferred financing costs and debt discount	621	1,469	1,083
Write-off of deferred financing costs and debt discount	549	—	—
Deferred income taxes	2,185	(1,012)	27
Share-based compensation	30,828	20,468	29,629
(Gain) loss on disposition of business operations and assets (Note 11)	(25,489)	23	74
Earn-out liabilities	(215)	(16,362)	1,391
Contingencies	(1,518)	2,855	(65)
Corporate owned life insurance, net	770	(420)	358
Excess tax benefits on share-based compensation	—	—	(13)
Changes in assets and liabilities:
Accounts receivable, net	(7,403)	25,354	(2,968)
Inventories	(1,959)	10,262	(13,290)
Other assets	(7,516)	(657)	(4,714)
Accounts payable	3,101	4,980	(9,077)
Accrued liabilities	10,582	(12,945)	2,562
Deferred revenue	4,533	2,780	(1,419)
Income taxes payable	2,618	2,611	2,477
Other liabilities	4,207	2,241	3,784
Net cash provided by operating activities	117,612	102,076	106,160
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale investments	—	—	3,674
Proceeds from sales of property, plant and equipment	48	—	89
Purchase of property, plant and equipment	(32,920)	(13,026)	(31,755)
Purchase of intangible assets	—	—	(1,100)
Purchase of investments	(13,198)	(14,630)	(7,148)
Acquisitions, net of cash acquired	—	(39,171)	(4,852)
Proceeds from disposition of business operations	32,000	—	—
Proceeds from sale of investments	555	—	—
Net cash used in investing activities	(13,515)	(66,827)	(41,092)
Cash flows from financing activities:
Proceeds from term loans	150,000	35,000	5,000
Payments of term loans	(80,875)	(30,750)	(43,749)
Proceeds from revolving line of credit	97,000	—	—
Payments of revolving line of credit	(181,000)	—	—
Deferred financing costs	(2,110)	—	—
Excess tax benefits on share-based compensation	—	—	13
Payment for employee share-based compensation payroll taxes	(6,562)	(6,513)	(7,172)
Proceeds from exercise of stock options	5,779	5,807	8,880
Repurchase of outstanding common stock	(1,005)	(57,311)	(40,906)
Net cash used in financing activities	(18,773)	(53,767)	(77,934)
Net increase (decrease) in cash and cash equivalents	85,324	(18,518)	(12,866)
Cash and cash equivalents at beginning of period	211,810	230,328	243,194
Cash and cash equivalents at end of period	$297,134	$211,810	$230,328
Supplemental disclosure of cash flow information

Income taxes paid	$10,503	$7,924	$4,399
Interest paid	$6,492	$5,732	$5,441
Non-cash items
Capital expenditures	$3,373	$—	$—
Convertible debt	$1,425	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a global supplier of analog and mixed-signal semiconductor products. The end-customers for the Company’s products are primarily original equipment manufacturers ("OEMs") that produce and sell electronics.
The Company designs, develops and markets a wide range of products for commercial applications, the majority of which are sold into the enterprise computing, communications, high-end consumer and industrial end-markets.
Enterprise Computing: datacenters, passive optical networks, desktops, notebooks, servers, monitors, printers and other computer peripherals.
Communications: base stations, optical networks, carrier networks, switches and routers, cable modems, wireless LAN and other communication infrastructure equipment.
High-End Consumer: handheld products, smartphones, wireless charging, set-top boxes, digital televisions, tablets, digital video recorders and other consumer equipment.
Industrial: video broadcast equipment, automated meter reading, Internet of Things ("IoT"), smart grid, wireless charging, military and aerospace, medical, security systems, automotive, industrial and home automation and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The fiscal years ended January 29, 2017 and January 25, 2015 each consisted of 52 weeks. The fiscal year ended January 31, 2016 consisted of 53 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). All intercompany balances have been eliminated.
On March 4, 2015, the Company completed the acquisition of Triune Systems, L.L.C. ("Triune"). On January 13, 2015, the Company completed the acquisition of select assets from EnVerv, Inc. ("EnVerv"). The consolidated financial statements include the operating results of Triune and EnVerv commencing as of the acquisition dates.
Segment Information
The Company's Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker ("CODM") as defined by guidance regarding segment disclosures (see Note 16 for further discussion). In fiscal year 2016, the Company identified five operating segments in total. Four of the operating segments aggregated into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as "All others"), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. As a result, the financial activity associated with the Systems Innovation Group was reported separately from the Company's Semiconductor Products Group. This separate reporting was included in the "All others" category. On August 5, 2016, the Company completed its divestiture of its Snowbush Intellectual Property ("Snowbush IP") business (previously part of the Company’s Systems Innovation Group) to Rambus Inc. ("Rambus") for a purchase price of $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. Therefore, as of January 29, 2017, the Company no longer has a Systems Innovation Group or an "All others" category, resulting in four operating segments that aggregate into one reportable segment, the Semiconductor Products Group.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2: Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity of 90 days or less and money market mutual funds to be cash equivalents. The Company maintains cash balances and cash equivalents in highly-qualified financial institutions. At various times such amounts are in excess of insured limits. Cash equivalents can consist of money market mutual funds, government and corporate obligations and bank time deposits.
The Company had restricted cash and deposits associated with various commitments of $5.3 million and $0.5 million as of January 29, 2017 and January 31, 2016, respectively. Such cash is classified as restricted cash and presented in "Other assets" within the consolidated balance sheets. The cash inflows and outflows related to the restricted cash and deposits are classified as investing activities in the Company's Consolidated Statements of Cash Flows.
Investments
The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and the amount invested with any one issuer. These investments, especially corporate obligations, are subject to default risk. The Company classifies its investments as available-for-sale ("AFS") and reports these investments at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses on AFS investments are recorded in "Interest income and other (expense) income, net" in the Consolidated Statements of Income. The Company recognizes losses in the income statement when it determines that declines in the fair value of its investments below their cost are other-than-temporary.
The Company has minority equity investments in privately held companies that are classified in other long-term assets in the consolidated balance sheets. Substantially, all of these investments are carried at cost because the Company does not have the ability to exercise significant influence over the company. The Company monitors these investments for impairment and makes appropriate reductions to the carrying value when necessary. As of January 29, 2017 and January 31, 2016, the Company had aggregate net investments under the cost method of accounting of $27.1 million and $20.2 million, respectively. These investments consisted of privately-held equity securities without a readily determinable fair value and the Company has determined that it is not practicable to estimate the fair value of these investments. The Company has not tested these investments for impairment as there have not been any events or changes in circumstances that the Company believes would have had a significant adverse effect on the fair value of these investments. As of January 29, 2017 and January 31, 2016, aggregate net investment accounted for under equity method of accounting was $2.0 million and $1.1 million, respectively, included in other assets.
Allowances Against Accounts Receivable
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
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. The portion of the estimate sales returns where there are outstanding receivables are recorded on the consolidated balance sheets as a reduction to accounts receivable.
The Company records a provision for sales rebates in the same period as the related revenues are recorded. These estimates are based on sales activity during the period. The actual rebate could be different from current provisions for sales rebates, resulting in future adjustments to earnings. The estimated sales rebates for sales for which there are no outstanding receivables are recorded on the consolidated balance sheets under the heading of "Accrued liabilities." The portion of the estimated sales rebate where there are outstanding receivables is recorded on the consolidated balance sheets as a reduction to accounts receivable.

A summary of allowances against accounts receivable for fiscal years ended January 29, 2017 and January 31, 2016 is as follows:

(in thousands)	January 29, 2017	January 31, 2016
Allowance for doubtful accounts	$(2,696)	$(889)
Sales rebate allowance	(2,571)	(5,006)
Sales return allowance	(1,795)	(517)
Other allowances	(1,168)	(1,381)
Total	$(8,230)	$(7,793)
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
The Company employs the income approach to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. The fair value of acquired in-process research and development projects ("IPR&D") is determined using an income approach or replacement cost approach as applicable. The replacement cost approach is used for IPR&D projects that were considered long-term core investments and are not anticipated to be profitable for a period of time. IPR&D projects which are valued using an income approach, measured the returns attributable to each specific IPR&D project, discounted to present value using a risk-adjusted rate of return, including as appropriate, any tax benefits derived from amortizing the intangible assets for tax purposes. In determining significant estimates and assumptions inherent in the valuations, the Company considers the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand’s relative market position and the discount rate applied to the cash flows, among others.
If actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.
Variable Interest Entities

The Company is required to consolidate variable interest entities ("VIEs") in which it has a controlling financial interest in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation". A controlling financial interest will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company’s variable interest in VIEs may be in the form of equity ownership, contracts to purchase assets, management services, and development agreements between the Company and a VIE, loans provided by the Company to a VIE or other member, and/or guarantees provided by members to banks and other parties.

The Company analyzes its investments or other interests to determine whether it represents a variable interest in a VIE. If so, the Company evaluates the facts to determine whether it is the primary beneficiary. The Company considers itself to be the primary beneficiary when it has both the power to direct activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. With regards to its investment in MultiPhy Ltd. ("MultiPhy"), the Company concluded that its equity interest represents a variable interest, but it is not the primary beneficiary as prescribed in ASC 810. Specifically, in reaching this conclusion, the Company considered the activities that most significantly drive profitability for MultiPhy and determined that the activity that most significantly drove profitability was related to the technology and related product road maps. The Company has a board observer role and thus concluded that it was not in a position of decision-making or other authority to influence MultiPhy’s activities that could be considered significant with respect to its operations, including research and development plans and changes to the product road map. There are currently no VIEs that are consolidated.

Derivatives and Hedging Activities
As required by ASC 815, the Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
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
The estimated service lives for property, plant and equipment is as follows:

Estimated
Useful Lives
Buildings and leasehold improvements	7 to 39 years
Enterprise resource planning systems	13 years
Machinery and equipment	5 to 8 years
Transportation vehicles	5 years
Furniture and fixtures	7 years
Computers and computer software	3 years
Impairment of Goodwill, Other Intangible and Long-Lived Assets
Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment using either a qualitative assessment or a two-step method.
As part of the annual goodwill impairment test, the Company has the option to perform a qualitative assessment of a reporting unit's goodwill for impairment. If the Company chooses to perform a qualitative assessment and determines the fair value more likely than not exceeds the carrying value of a reporting unit, no further evaluation is necessary.
In conducting the qualitative assessment, the Company considers relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. Examples of events and circumstances include macroeconomic conditions, industry and market considerations, overall financial performance, events affecting a reporting unit and capital markets pricing. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets.
When the Company performs the two-step method, step one is the identification of potential impairment. The Company’s operating segments represent its reporting units since segment management, who report to the CODM, regularly review operating results and make resource allocation decisions at this level. This involves comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The Company tests, by reporting unit, goodwill and other indefinite-lived intangible assets for impairment at November 30 or more frequently if it believes indicators of impairment exist or if it makes changes to a reporting unit with assigned goodwill.
For its two-step method annual impairment review, the Company primarily uses an income approach, which incorporates multi-period excess earnings present value techniques (discounted cash flows) as well as other generally accepted valuation methodologies to determine the fair value of the assets using Level 3 inputs. The Company's assumptions incorporate judgments as to the price received to sell a reporting unit as a whole in an orderly transaction between market participants at the measurement date. Considering the integration of its operations, the Company has assumed that the highest and best use of a reporting unit follows an “in-use” valuation premise.
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
IPR&D is recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. Upon completion of development, acquired IPR&D assets are transferred to finite-lived intangible assets and amortized over their useful lives.
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
Functional Currency
The Company has concluded that the functional currency of all subsidiaries is the U.S. Dollar.
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
The Company includes revenue related to granted technology licenses as part of "Net sales." Historically, revenue from these arrangements has not been significant though it is part of its recurring ordinary business.
The Company defers revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, the Company has concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. The Company estimates the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each operating segment which is expected to approximate actual costs at the date of sale. The estimated deferred gross margins on these sales, where there are no outstanding receivables, are recorded on the consolidated balance sheets under the heading of "Deferred revenue." There were no significant impairments of deferred cost of sales in fiscal years 2017, 2016 or 2015.
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
The following table summarizes the deferred revenue balance:

(in thousands)	January 29, 2017	January 31, 2016
Deferred revenues	$11,419	$5,991
Deferred cost of revenues	(2,246)	(1,139)
Deferred revenue, net	9,173	4,852
Deferred product design and engineering recoveries	2,886	3,776
Total deferred revenue	$12,059	$8,628

Cost of Sales
Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $0.4 million, $0.2 million and $0.1 million for fiscal years 2017, 2016 and 2015, respectively.
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
The Company received approximately $11.9 million, $21.1 million and $29.3 million in fiscal years 2017, 2016 and 2015, respectively for nonrecurring engineering services.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. The consolidated balance sheets include current and long term prepaid taxes under "Prepaid taxes" and "Other assets" and current and long term liabilities for uncertain tax positions under "Accrued liabilities" and "Other long-term liabilities."
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
The income tax effects of share-based compensation payments are recognized for financial reporting purposes only if such awards are expected to result in a tax deduction. The Company does not recognize a deferred tax asset for an excess tax benefit (that is, a tax benefit that exceeds the tax benefit for the amount of compensation cost recognized for the award for financial reporting purposes) that has not been realized. In determining when an excess tax benefit is realized, the Company has elected to follow the ordering provision of the tax law.
For intra-entity differences between the tax basis of an asset in the buyer’s tax jurisdiction and their cost as reported in the consolidated financial statements, the Company does not recognize a deferred tax asset. Income taxes paid on intra-entity profits on assets remaining within the group are accounted for as prepaid taxes. (See Note 13 for further discussion of income taxes).
Other Comprehensive (Loss) Income
Other comprehensive income includes unrealized gains and losses on available-for-sale investments, interest rate hedging activities and foreign currency translation adjustments. This information is provided in our Consolidated Statements of Comprehensive Income.

The following table summarizes the changes in other comprehensive (loss) income by component:

	Fiscal Year Ended
	January 29, 2017				January 31, 2016			January 25, 2015
(in thousands)	Pre-tax Amount		Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Defined benefit plan:
Other comprehensive (loss) before reclassifications	$(2,861)		$447	$(2,414)	$—	$—	$—	$—	$—	$—
Foreign currency hedge:		—
Other comprehensive gain before reclassifications	586		(64)	522	—	—	—	—	—	—
Reclassification adjustments included in "Interest expense, net"	(260)		28	(232)	—	—	—	—	—	—
Interest rate hedge:
Other comprehensive gain (loss) before reclassifications	48		—	48	(33)	(171)	(204)	(284)	42	(242)
Reclassification adjustments included in "Interest expense, net"	—		—	—	694	—	694	242	(89)	153
Other:
Other comprehensive gain before reclassifications	129		—	129	—	—	—	(1)	—	(1)
Other comprehensive (loss) income	$(2,358)		$411	$(1,947)	$661	$(171)	$490	$(43)	$(47)	$(90)
Accumulated Other Comprehensive (Loss) Income
The following summarizes the changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Defined Benefit Plan	Foreign Currency Hedge	Interest Rate Hedge	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of January 26, 2014	$—	$—	$(448)	$701	$253
Other comprehensive loss	—	—	(89)	(1)	(90)
Balance as of January 25, 2015	—	—	(537)	700	163
Other comprehensive income	—	—	490	—	490
Balance as of January 31, 2016	—	—	(47)	700	653
Other comprehensive (loss) income	(2,414)	290	48	129	(1,947)
Balance as of January 29, 2017	$(2,414)	$290	$1	$829	$(1,294)
Share-Based Compensation
The Company has various equity award plans ("Plans") that provide for granting stock based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 29, 2017, the Company has granted non-qualified stock option awards ("NQSOs") and restricted stock unit awards ("RSUs") under the Plans and has also issued some share-based compensation outside of the Plans, including NQSOs and RSUs as inducements to join the Company.

Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Fiscal Year Ended
(in thousands, except per share amounts)	January 29, 2017	January 31, 2016	January 25, 2015
Net income (loss)	$54,661	$11,497	$27,947

Weighted average common shares outstanding - basic	65,427	65,657	67,108
Dilutive effect of share-based compensation	682	304	577
Weighted average common shares outstanding - diluted	66,109	65,961	67,685
Basic earnings (loss) per common share	$0.84	$0.18	$0.42
Diluted earnings (loss) per common share	$0.83	$0.17	$0.41
Anti-dilutive shares not included in the above calculations	1,111	2,569	1,714
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of NQSOs and the vesting of RSUs.
Contingencies
The Company accrues an undiscounted liability for contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our consolidated financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.
Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of our consolidated financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable.
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
Recent Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The pronouncement was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This pronouncement stipulates that an entity should perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized not exceeding the total amount of goodwill allocated to that reporting unit. The amendments in this pronouncement are to be applied on a prospective basis. This guidance will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 31, 2017. The Company’s current year qualitative assessment and prior year Step 1 test outcomes indicated that the adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In October 24, 2016, the FASB issued ASU No. 2016-16, Intra-Entity Asset Transfers Other Than Inventory (Topic 740). This accounting standard update is aimed at recognizing the income tax consequences of intra-entity transfers of assets other than inventory when they occur. This removes the exception to postpone recognition until the asset has been sold to an outside party.

This ASU will be effective in the first quarter of fiscal year 2020. The standard update is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact this pronouncement will have on its consolidated financial statements.
In August 26, 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. This ASU is effective for fiscal years beginning after December 15, 2017. This ASU will be effective for the Company as of the beginning of fiscal year 2019. Early adoption is permitted in any interim or annual period. The Company is continuing to assess the overall impacts of the new standard. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.
In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This account standard involves several aspects of accounting for share-based payment transactions, including the income tax effects, statutory withholding requirements, forfeitures, and classification on the statement of cash flows. The amendments in this pronouncement are effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. Under this ASU, share-based compensation excess benefits (if any) will be recorded to the Consolidated Statements of Income. The Company is required to adopt the amendments in the first quarter of fiscal year 2018. The Company receives a limited tax benefit from its equity program, hence, does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which will require that substantially all leases be recognized by lessees on their consolidated balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective December 15, 2018, with early adoption permitted. The Company expects the valuation of right of use assets and lease liabilities, previously described as operating leases, to be the present value of our forecasted future lease commitments. The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which will apply to all inventory except inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method. Inventory measured using first-in, first-out or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will require an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full- or modified-retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. This update will be effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is not permitted. The Company plans to adopt the standard retrospectively with the cumulative effect of initially applying it recognized at the date of initial application ("modified retrospective" approach).
The Company’s assessment has identified a change in revenue recognition timing on our component sales made to distributors. The Company expects to recognize revenue when the Company delivers to the distributor rather than deferring recognition until the distributor sells the components.

On the date of initial application, the Company will remove the deferred net revenue on component sales made to distributors through a cumulative adjustment to retained earnings. The Company expects the revenue deferral to be offset by the acceleration of revenue recognition as control of the product transfers to its customer.

The Company will continue to track relevant elements and finalize its evaluation of any changes to its accounting policies and disclosures.

Note 3: Acquisitions
Triune Systems, L.L.C
On March 4, 2015 the Company acquired Triune Systems, L.L.C. ("Triune"), a privately-held supplier of isolated switching, wireless charging and power management platforms targeted at, among other things, high and low power, high efficiency applications. Under the terms of the purchase agreement, the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million consisting of $35.0 million in cash paid at closing, with an additional cash consideration of $10.0 million of which $9.5 million was paid in September 2015 and $0.5 million was paid in the second quarter of fiscal year 2017. In March 2015, the Company borrowed $35.0 million under its revolving line of credit in connection with this acquisition (see Note 10 for discussion regarding Credit Facilities).
Subject to achieving certain future financial goals ("Triune Earn-out"), up to $70.0 million of contingent consideration will be paid over three years if certain revenue targets are achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved.
The Triune Earn-out targets for fiscal year 2017 were not met and the Company does not expect the fiscal year 2018 targets to be achieved. The fair value of the Triune Earn-out liability was zero as of January 29, 2017. (See Notes 5 and 14).
The Triune business meets the definition of a business and is accounted for under the acquisition method of accounting in accordance with the FASB’s ASC Topic 805, Business Combinations. The purchase price allocation for the Triune acquisition was finalized in the second quarter of fiscal year 2016. Total acquisition consideration has been allocated to the acquired tangible and intangible assets and assumed liabilities of Triune based on their respective estimated fair values as of the acquisition date. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed has been allocated to goodwill. The goodwill resulted from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio, and opportunities within new markets. The Company expects that $16.1 million of goodwill will be deductible for tax purposes.
The Company’s allocation of the total purchase price for Triune is summarized below:

(in thousands)	At March 4, 2015
Current assets	$877
Property, plant, and equipment, net	226
Amortizable intangible assets	12,000
Goodwill	49,384
Current liabilities	(1,287)
Earn-out liability	(16,200)
Total acquisition consideration	$45,000

Triune’s technology complemented the portfolio of products offered in the Company’s legacy Power and High-Reliability Products Group. The Company concluded that the Triune and legacy Power and High-Reliability components should be aggregated and deemed a single reporting unit after considering similarities among different economic characteristics such as concentration of key customers, unit selling price decreases, increased competitors due to market expansion and chain of command of the newly acquired business.
Net revenues and earnings attributable to Triune since the acquisition date were not material. Pro forma operating results have not been presented as Triune’s annual operating results have not been material to the Company’s consolidated financial results.

EnVerv, Inc.
On January 13, 2015, the Company paid $4.9 million to acquire select assets from EnVerv, Inc., a privately-held supplier of power line communications ("PLC") and Smart Grid solutions targeted at advanced metering infrastructure, home energy management systems and IoT applications. The Company has concluded that the acquired assets constituted a business and accordingly accounted for this transaction as a business combination.
The purchase price allocation for the EnVerv asset acquisition was finalized in the first quarter of fiscal year 2016. Total acquisition consideration has been allocated to the acquired tangible and intangible assets and assumed liabilities based on their respective estimated fair values as of the acquisition date. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed has been allocated to goodwill. As of January 25, 2015, $1.4 million of the total acquisition consideration has been allocated to core technologies and $3.4 million has been allocated to goodwill. The remaining balance has been allocated to acquired tangible assets and assumed liabilities. The Company expects that all such goodwill will be deductible for tax purposes.
Net revenues and earnings attributable to EnVerv since the acquisition date have not been material.

Note 4: Investments

Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The cash equivalents consist primarily of money market funds that are Level 1 measurements. The investments in these funds were $16.9 million for the fiscal years ended January 29, 2017 and January 31, 2016.
The following table summarizes the Company’s available-for-sale securities:

	January 29, 2017			January 31, 2016
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Convertible debt	$1,425	$1,425	$—	$—	$—	$—
Total other assets	$1,425	$1,425	$—	$—	$—	$—
The following table summarizes the maturities of the Company’s available-for-sale securities:

	January 29, 2017		January 31, 2016
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$1,425	$1,425	$—	$—
After 1 year through 5 years	—	—	—	—
Total investments	$1,425	$1,425	$—	$—

Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale securities and are included in “Accumulated other comprehensive income” within the consolidated balance sheets. For all periods presented, there were no unrealized gains or losses on the Company's available-for-sale securities.
The Company's available-for-sales securities consist of an investment in a convertible debt instruments issued by a privately-held company and has been included in "Other assets" within the consolidated balance sheets.
The Company currently has a $21.0 million investment in a private entity, which includes $5.0 million of restricted deposit that is accounted for at cost, and included in "Other assets" within the consolidated balance sheets. As part of its investment, the Company received a call option that allows the Company to purchase all of the outstanding equity of the entity. The call option, which was out of the money at inception, is exercisable until June 30, 2018.

Note 5: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented within the Company's consolidated balance sheets as follows:

	Fair Value as of January 29, 2017				Fair Value as of January 31, 2016
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$16,945	$16,945	$—	$—	$16,866	$16,866	$—	$—
Derivative financial instruments	326	—	326	—	—	—	—	—
Convertible debt	1,425	—	—	1,425	—	—	—	—
Total financial assets	$18,696	$16,945	$326	$1,425	$16,866	$16,866	$—	$—

Financial liabilities:
Triune Earn-out	$—	$—	$—	$—	$—	$—	$—	$—
Cycleo Earn-out	1,242	—	—	1,242	1,457	—	—	1,457
Derivative financial instruments	—	—	—	—	—	—	—	—
Total financial liabilities	$1,242	$—	$—	$1,242	$1,457	$—	$—	$1,457

During fiscal years 2017 and 2016, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of January 29, 2017 and January 31, 2016, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in the consolidated balance sheets under the caption "Other current assets” and the value of contracts in a loss position are recorded under the caption "Accrued liabilities” within the consolidated balance sheets. Please see Note 19 for further discussion of the Company’s derivative instruments.

The convertible debt is valued using probability weighted cash flows (Level 3 inputs).

The Triune Earn-out liability is valued utilizing estimates of annual revenue and operating income (Level 3 inputs) during a period ending January 2018. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.

The Cycleo Earn-out liability (see Note 14) is valued utilizing estimates of annual revenue and operating income (Level 3 inputs) through April 2020. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.

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

The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the previous estimates. Changes in the estimated fair value of the Company’s contingent earn-out liabilities related to the time component of the present value calculation are reported in "Interest expense” within the

Consolidated Statements of Income. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

A reconciliation of the change in the earn-out liability during the fiscal year ended January 29, 2017 is as follows:

(in thousands)	Cycleo	Triune	Total
Balance at January 31, 2016	$1,457	$—	$1,457
Changes in fair value of contingent earn-out obligations	(215)	—	(215)
Balance as of January 29, 2017	$1,242	$—	$1,242
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 10) is $146.3 million and Revolving Commitments (as defined in Note 10) is $97.0 million at January 29, 2017 both of which are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in non-marketable equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during fiscal year 2017.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	January 29, 2017	January 31, 2016
Raw materials	$2,968	$2,094
Work in progress	44,740	40,940
Finished goods	18,164	20,841
Inventories	$65,872	$63,875

Note 7: Property, Plant and Equipment
The following is a summary of property and equipment, at cost less accumulated depreciation:

(in thousands)	January 29, 2017	January 31, 2016
Property	$11,314	$8,888
Buildings	30,294	18,749
Leasehold improvements	9,566	10,182
Machinery and equipment	150,276	141,357
Enterprise resource planning systems	28,166	28,166
Furniture and office equipment	35,025	35,907
Construction in progress	5,505	1,539
Property, plant and equipment, gross	270,146	244,788
Less accumulated depreciation and amortization	(161,236)	(143,782)
Property, plant and equipment, net	$108,910	$101,006

As of January 29, 2017 and January 31, 2016, construction in progress consists primarily of machinery and equipment awaiting completion of installation and being placed in service.

During the fiscal year ended January 29, 2017 and January 31, 2016, the Company did not record significant impairment charges.

During the fiscal year ended January 25, 2015, the Company recorded impairment charges against certain property, plant and equipment assets as a result of its strategic decision to reduce its investment in the defense and microwave communications infrastructure market and further reduce its investment in the optical long-haul markets. These impairment charges relate primarily to limited sales volumes through the remaining life of the assets. In determining the amount of impairment, the Company used a sales comparison method and cost approach to estimate the fair value of property, plant and equipment, and an income approach to estimate the fair value of intangible assets. The Company concluded that the Systems Innovation Group is the asset group for impairment testing purposes. The categorization and classification of these charges, recorded in fiscal year 2015, are summarized below:

(in thousands)	Machinery and equipment	Furniture and office equipment	Leasehold improvements	Total
Cost of sales	$2,799	$10	$1	$2,810
Product development and engineering	3,477	33	—	3,510
Selling, general and administrative expenses	5	—	1	6
Total impairment charge	$6,281	$43	$2	$6,326
Depreciation expense was $21.7 million, $23.2 million, and $21.1 million in fiscal years 2017, 2016, and 2015, respectively.

Note 8: Goodwill and Intangible Assets
Goodwill – There were no changes in the carrying amount of goodwill during fiscal years 2017 and 2016. Goodwill by applicable reporting unit is as follows:

(in thousands)	Signal Integrity	Power and High-Reliability	Wireless and Sensing	Total
Balance at January 31, 2016	$261,891	$49,384	$18,428	$329,703
Additions	—	—	—	—
Balance at January 29, 2017	$261,891	$49,384	$18,428	$329,703

Goodwill is not amortized, but is tested for impairment using either a qualitative assessment or a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.

Goodwill is allocated to three reporting units (Signal Integrity, Power and High-Reliability and Wireless and Sensing) (see Note 16). The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company will consider before reaching its conclusion about whether to perform the first step of the goodwill impairment test.

Goodwill was tested for impairment at the reporting unit level as of November 30, 2016 and November 30, 2015, the dates of the Company’s annual impairment review for fiscal years 2017 and 2016, respectively.

For fiscal year 2017, the Company performed a qualitative assessment and concluded that it was more likely than not that the fair value of each of the three reporting units exceeded its carrying value. As such, the Company did not perform a quantitative impairment analysis.

For fiscal year 2016, the Company performed the first step quantitative analysis of the goodwill impairment test. The Company estimated the fair values using an income approach. The cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered perpetual earnings growth rates for publicly traded peer companies. Specifically, the income approach valuations included the following assumptions:

November 30, 2015
Discount rate	11.0% - 24.0%
Perpetual growth rate	3.0%
Tax rate	13.5% - 40.0%
Risk-free rate	2.6%
Peer company beta	1.2 - 1.9

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of January 29, 2017 and January 31, 2016, there were no indications of impairment of the Company's goodwill balances.

Purchased Intangibles - The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		January 29, 2017			January 31, 2016
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$144,930	$(92,940)	$51,990	$148,210	$(74,005)	$74,205
Customer relationships	5-10 years	30,030	(20,247)	9,783	30,030	(15,847)	14,183
Technology licenses (1)	2 years	100	(100)	—	100	(58)	42
Total finite-lived intangible assets		$175,060	$(113,287)	$61,773	$178,340	$(89,910)	$88,430

(1)
Technology licenses relate to licensing agreements entered into by the Company that are used in research and development activities and have alternative future uses. Amortization expense related to technology licenses is reported as "Product development and engineering" in the Consolidated Statements of Income.

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

Impairments for technology licenses are included in "Product development and engineering" on the Consolidated Statements of Income. The impairment of core technologies and customer relationships is included in "Intangible asset impairments" on the Consolidated Statements of Income. Impairment charges for these items, which resulted in a new basis for the affected intangible assets, are included in the Consolidated Statements of Income as follows:

(in thousands)	January 29, 2017	January 31, 2016	January 25, 2015
Product development and engineering	$—	$—	$3,119
Intangible asset impairments	—	—	11,636
Impairment of finite-lived intangible assets	$—	$—	$14,755
The following table sets forth the Company’s changes to finite-lived intangible assets resulting from purchases, additions from acquisitions, and transfers from IPR&D:

(in thousands)	Gross Carrying Amount
Gross carrying value at January 25, 2015	$169,048
Purchased intangible assets	12,000
Transfers from in-process research and development	4,000
Other	(108)
Gross carrying value at January 31, 2016	184,940
Snowbush divestiture	(3,280)
Gross carrying value at January 29, 2017	$181,660

Amortization expense related to finite-lived intangible assets is reported as "Intangible amortization" in the Consolidated Statements of Income. The estimated annual amount of future amortization expense for finite-lived intangible assets is expected to be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer relationships	Technology licenses	Total
Fiscal year 2018	$20,744	$4,400	$—	$25,144
Fiscal year 2019	17,332	4,400	—	21,732
Fiscal year 2020	9,905	950	—	10,855
Fiscal year 2021	3,056	33	—	3,089
Fiscal year 2022	571	—	—	571
Thereafter	382	—	—	382
Total expected amortization expense	$51,990	$9,783	$—	$61,773
The following table sets forth the Company’s indefinite-lived intangible assets from additions to IPR&D, acquisitions, impairments, and transfers to core technologies:

(in thousands)	Gross Carrying Amount
Net carrying value at January 25, 2015	$4,000
Transfers to core technologies	(4,000)
Net carrying value at January 31, 2016	—
Net carrying value at January 29, 2017	$—
The Company reviews indefinite-lived intangible assets for impairment as of November 30, each year, by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.

Note 9: Accrued Liabilities
The following is a summary of accrued liabilities for fiscal years 2017 and 2016:

(in thousands)	January 29, 2017	January 31, 2016
Compensation	$26,644	$15,895
Equity awards accounted for as a liability	—	594
Deferred compensation	1,732	1,448
Accrued sales and marketing expenses	4,322	4,130
Accrued professional fees	1,529	2,149
Income taxes payable	11,382	8,765
Other	8,915	8,223
Accrued liabilities	$54,524	$41,204

Note 10: Credit Facilities
On November 15, 2016 (the "Closing Date"), Semtech Corporation, with certain of its domestic subsidiaries as guarantors (the "Guarantors"), entered into the amended and restated credit facility with the lenders party thereto ("Lenders"), and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. The amended and restated credit facility amended and restated the prior credit agreement. The Company accounted for the amended and restated credit facility as a debt modification. Pursuant to the amended and restated credit facility, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate initial principal amount of $150.0 million ("Term Loans") and revolving commitments in an aggregate principal amount of $250.0 million ("Revolving Commitments"). Up to $40.0 million of the revolving commitments may be used to obtain letters of credit, up to $25.0 million of the revolving commitments may be used to obtain swing line loans, and up to $40.0 million of the revolving commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars. Each of the term loans and the revolving commitments is scheduled to mature on November 12, 2021. As of January 29, 2017, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

All of the proceeds of the amended and restated credit facility were used to repay in full all of the obligations outstanding under the Company’s prior credit facility and to pay transaction costs in connection with such refinancing. As of November 15, 2016, $247.0 million of borrowings were outstanding under the amended and restated credit facility, consisting of $150.0 million in term loans and $97.0 million in revolving loans, and there was $153.0 million of undrawn revolving commitments. The proceeds of the revolving credit facility may be used by the Company for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.

The amended and restated credit facility provides that, subject to certain conditions, the Company may request the establishment of one or more additional term loan facilities and/or increases to the revolving commitments in an aggregate principal amount not to exceed the sum of (a) $150.0 million and (b) the aggregate principal amount of all voluntary prepayments of term loans made prior to the date of incurrence of such additional term loan facilities and/or increases to the revolving commitments. The Lenders will have an opportunity to, but are not required to participate in the additional term loan facilities and/or revolving commitment increases. If the Lenders do not agree to provide such incremental facilities, the Company may request such additional and/or increased facilities from additional lenders.
Interest on loans made under the amended and restated credit facility in U.S. Dollars accrues, at the Company's option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon the Company’s consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by the Company plus a margin ranging from 1.25% to 2.25% depending upon the Company's consolidated leverage ratio (such margin, the "Applicable Margin"). The initial interest margin will be 2.00% for Base Rate loans and 1.00% for LIBOR rate loans, applicable until 2 business days following delivery of a compliance certificate by Semtech to the administrative agent with respect to the first fiscal period ending after the Closing Date. The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the prime rate of the administrative agent, (b) ½ of 1% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1.00%. Interest on loans made under the amended and restated credit facility in alternative currencies accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable alternative currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by the Company plus the Applicable Margin.

Commitment fees on the unused portion of the revolving commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon the Company's consolidated leverage ratio, provided the initial commitment fee shall be 0.40% per annum, applicable until two business days following delivery of a compliance certificate by the Company to the administrative agent with respect to the first fiscal period ending after the Closing Date. With respect to letters of credit, the Company will pay the administrative agent, for the account of the lenders under the revolving credit facility, letter of credit participation fees at a rate per annum equal to the applicable margin then in effect with respect to LIBOR-based loans under the revolving commitments on the face amount of all outstanding letters of credit. The Company also will pay HSBC Bank USA, N.A., as the issuing bank, a fronting fee for each letter of credit issued under the amended and restated credit facility at a rate equal to 0.125% per annum based on the maximum amount available to be drawn under each such letter of credit, as well as its customary documentation fees.

All obligations of the Company under the amended and restated credit facility are unconditionally guaranteed by each of the Guarantors, which currently consist of all of the direct and indirect domestic subsidiaries of Semtech Corporation. Semtech

Corporation and the Guarantors have also pledged substantially all of their assets to secure their obligations under the amended and restated credit facility, including the Company's owned real property located in Camarillo, California.

The outstanding principal balance of the term loans will be subject to repayment in quarterly installments. No amortization is required with respect to the revolving credit facility. The Company may voluntarily prepay borrowings under the amended and restated credit facility at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.

The term loans must be mandatorily prepaid using the proceeds of certain dispositions of assets and receipt of insurance proceeds, subject to agreed-upon thresholds and exceptions and customary reinvestment rights.

The amended and restated credit facility contains customary covenants, including limitations on Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, sell or otherwise dispose of assets, repurchase stock, pay dividends or make similar distributions, engage in certain transactions with affiliates and make capital expenditures. In addition, the Company must comply with the following financial covenants, tested at the end of each fiscal quarter on a trailing four-quarter basis: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 and (ii) a maximum consolidated leverage ratio of 3.00 to 1.00 provided that, such maximum consolidated leverage ratio may be increased to 3.25 to 1.00 or 3.50 to 1.00, as applicable, for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition which constitutes a "Material Acquisition" under the amended and restated credit facility, subject to the satisfaction of certain conditions.

The amended and restated credit facility also contains customary provisions pertaining to events of default. If any event of default occurs, the principal, interest, and any other monetary obligations on all the then outstanding amounts can become due and payable immediately by action of the administrative agent acting upon the instructions of or with the consent of the Lenders representing more than 50% of the revolving commitments and outstanding term loans or automatically upon the occurrence of certain bankruptcy events related to the Company.
As of January 29, 2017, the interest rate payable on both the Term Loans and the Revolving Commitments was 2.65%.
Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2018	$15,000
2019	15,938
2020	18,750
2021	19,688
2022	76,875
Total debt	$146,251
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $97.0 million at January 29, 2017 and is due on or before November 12, 2021.

Note 11: Share-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax share-based compensation included in the Consolidated Statements of Income for fiscal years 2017, 2016 and 2015:

	Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016	January 25, 2015
Revenue offset	$5,396	$—	$—
Cost of sales	1,591	1,555	1,621
Selling, general and administrative	18,019	10,055	17,387
Product development and engineering	5,822	8,858	10,621
Share-based compensation	$30,828	$20,468	$29,629
Net change in share-based compensation capitalized into inventory	$38	$(98)	$111
The Company hasn't realized any tax benefits from stock option exercise activity for fiscal years 2017, 2016 and 2015 because of taxable losses in the United States ("U.S.").
Grant Date Fair Values and Underlying Assumptions:
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
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in fiscal years 2017, 2016 and 2015:

Fiscal Year Ended
	January 29, 2017	January 31, 2016	January 25, 2015
Expected lives, in years	4.1 - 4.5	4.2 - 4.3	3.0 - 4.4
Estimated volatility	31% - 32%	29% - 32%	33% - 40%
Dividend yield	—	—	—
Risk-free interest rate	1.04% - 1.51%	1.24% - 1.49%	0.74% - 1.47%
Weighted average fair value on grant date	$5.71	$6.08	$7.18
The assumptions used in the Black-Scholes option pricing model were determined as follows:

•	Fair Value of Common Stock - The closing price on the date of the grant.

•	Expected Term - The expected term represents the period that our stock-based awards are expected to be outstanding.

•
Expected Volatility - The expected volatility was derived from the annualized volatility of the Company's closing stock price over the preceding three or four years depending upon the life of the option award.

•
Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option grants.

•	Dividend Rate - We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

Stock Options. The Company has historically granted non-qualified stock options to both employees and non-employee directors. The fair value of these grants was measured on the grant date. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 3-4 years). The number of shares authorized per the equity incentive plan is 14,832,355. The maximum contractual term of equity share options is ten years.
The following table summarizes the activity for stock options for fiscal years 2017:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Number of Shares Exercisable	Weighted Average Contractual Term (years)
Balance at January 31, 2016	1,507	25.18	962	775
Options granted	365	20.71
Options exercised	(258)	22.30	1,723
Options cancelled/forfeited	(103)	22.30
Balance at January 29, 2017	1,511	$24.79	$13,503	759
Exercisable at January 30, 2017	759	$26.90	$5,210		2.4
Vested and expected to vest after January 30, 2017	1,431	$24.95	$12,598		3.4
(1)     The aggregate intrinsic value of stock options vested and exercisable and vested and expected to vest as of January 29, 2017 is calculated based on the difference between the exercise price and the closing price $33.70 of the Company's common stock on January 27, 2017.
The following table summarizes information regarding unvested stock option awards at January 29, 2017:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Expense Period (years)
Balance at January 31, 2016	729	24.84	7.00	2.2
Options granted	364	20.71	5.71
Options vested	(285)	26.34	7.69
Options forfeited	(59)	19.99	5.64
Balance at January 29, 2017	749	$22.66	$6.29	2.0

Performance-Based Units. The Company grants performance-based restricted stock units to select employees. These awards have a performance condition in addition to a service condition. The performance metrics are determined based on a pre-defined cumulative three-year performance of the Company’s revenue and non-GAAP operating income measured against internal goals. The performance award which is granted in any fiscal year will be tied to the Company’s performance of that fiscal year and the succeeding two fiscal years. The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 378,000 shares and an additional 378,000 shares would be settled in cash. The Company would have a liability accrued under "Other liabilities" within the consolidated balance sheets equal to the value of 378,000 shares on the settlement date, which would be settled in cash. Only cash performance-based restricted stock unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At January 29, 2017, the performance metrics associated with the outstanding awards issued in fiscal years 2017 and 2016 are expected to be met at a level which would result in a grant at 190% and 0% of target, respectively. The awards for fiscal year 2014 did not meet the required performance level and were cancelled.

The performance-based restricted stock units are valued as of the measurement date and expense is recognized on a straight line basis for the awards expected to vest based on the probability of attainment of the performance condition for each separately vesting portion of the award.

The following table summarizes the activity for performance-based restricted stock units for fiscal years 2017 and 2016:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date	Aggregate	Period Over Which Expected
(in thousands, except for per share amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per share)	Unrecognized Compensation	to be Recognized (in years)
Balance at January 31, 2016	384	203	181	237	26.57	1,925	1.5
Performance units granted	231	116	115		17.51
Performance units vested	—	—	—	—	—
Performance units cancelled/forfeited	(232)	(124)	(108)		24.63
Change in liability		—		1,440
Balance at January 29, 2017	383	195	188	$1,677	$22.31	$8,105	1.6
The liability associated with performance-based restricted stock units decreased by $1.4 million in fiscal year 2017 due to the re-measurement adjustments and changes in the expected performance results.
Market Performance Restricted Stock Units. On February 26, 2014, the Company granted its CEO restricted stock units with a market performance condition. The award is eligible to vest during the period commencing February 26, 2014 and ending February 26, 2019 (the "Performance Period") as follows: 30% of the restricted stock units covered by the award will vest if, during any consecutive 120 calendar day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $35.00 ("Tranche 1") and the award will vest in full if, during any consecutive 120 calendar day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $40.00 ("Tranche 2"). The award will also vest if a majority change in control of the Company occurs during the Performance Period and, in connection with such event, the Company’s stockholders become entitled to receive per-share consideration having a value equal to or greater than $40.00. The fair value of the awards was determined to be $17.26 and $14.88 for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model.
The following tables summarize the assumptions used in the Monte Carlo simulation model to determine the fair value of restricted stock units granted in fiscal year 2015 for both Tranche 1 and Tranche 2.

	January 25, 2015
	Tranche 1	Tranche 2
Expected life, in years	1.6	2.1
Estimated volatility	34%	34%
Dividend yield	—%	—%
Risk-free interest rate	1.5%	1.5%
Weighted average fair value on grant date	$17.26	$14.88
The following table summarizes the activity for the market performance restricted stock units for the fiscal year ended January 29, 2017:

(in thousands, except for per share amounts)	Total Units	Weighted Average Grant Date Fair Value (per unit)	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Balance at January 31, 2016	220	$15.59	$143	0.1
Market performance units granted	—	—
Market performance units vested	—	—
Market performance units cancelled/forfeited	—	—
Balance at January 29, 2017	220	$15.59	$—	0.0

Restricted Stock Units, Employees. The Company grants restricted stock units to employees which are expected to be settled with shares of the Company's common stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 4 years).

(in thousands, except for per share amounts)	Restricted Stock Units, Stock Grants, and Stock Units			Performance Shares (1)
	2017	2016	2015	2017	2016	2015
Units granted	1,228	1,032	929	231	235	256
Weighted-average grant date fair value	22.12	20.79	23.90	17.51	28.60	24.74

(1)	Restricted stock units granted includes awards that will be cash settled of 115,500 in fiscal year 2017, 90,500 in fiscal year 2016, and 128,016 in fiscal year 2015.

The following table is a summary of the status of non-vested restricted stock unit awards as of January 29, 2017 and changes during the year.

	Restricted Stock Units, Stock Grants, and Stock Units		Performance Shares (1)
(in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value (per unit)	Shares	Weighted Average Grant Date Fair Value (per unit)
Nonvested at January 31, 2016	2,032	$23.70	384	$26.57
Granted	1,228	$22.12	231	$17.51
Vested	(776)	$23.59	—	$—
Forfeited	(343)	$21.50	(232)	$24.63
Nonvested at January 29, 2017	2,141	$22.54	383	$22.31

(1)	Includes 189,000 of restricted stock unit awards that will be cash settled and 196,000 of awards that will be settled in shares.
Restricted Stock Units, Cash-Settled, Non-Employee Directors. The Company maintains a compensation program pursuant to which restricted stock units are granted to the Company’s directors that are not employed by the Company or any of its subsidiaries. In June 2015, the Company changed its director compensation program so that a portion of the stock units granted under the program would be settled in cash and a portion would be settled in shares of the Company's common stock. Restricted stock units awarded under the program are scheduled to vest on the earlier of (i) one year after the grant date or (ii) the day immediately preceding the annual meeting of shareholders in the year following the grant. The portion of a restricted stock unit award under the program that is to be settled in cash will, subject to vesting, be settled when the director who received the award separates from the board of directors. The portion of a restricted stock unit award under the program that is to be settled in shares of stock will, subject to vesting, be settled promptly following vesting. There were no changes to the terms and conditions of the existing awards.

The restricted stock units that are to be settled in cash are accounted for as liabilities. Because these awards are not typically settled until a non-employee director’s separation from service, the value of these awards is re-measured at the end of each reporting period until settlement.

As of January 29, 2017, the total number of vested but unsettled restricted stock units for non-employee directors is 173,657. As of January 29, 2017, $6.3 million of the liability associated with these awards is included in "Other long-term liabilities" within the consolidated balance sheets.

Restricted Stock Units, Stock Settled, Non-Employee Directors. As a result of the June 2015 changes to the Company’s director compensation program, beginning in July 2015, the Company began granting new restricted stock units to non-employee Directors which are expected to be settled with shares of the Company's common stock at the time of vesting. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically one year).

Modification of Awards. On December 19, 2014 and August 17, 2015, the Company modified the equity awards of certain executive officers by providing for the acceleration of vesting upon termination of their employment in certain circumstances in connection with a change in control of the Company. The awards are not considered probable of vesting and the Company will continue to evaluate the probability going forward. These modifications impacted the stock awards of 12 executive employees and resulted in no incremental compensation cost for the fiscal year ended January 29, 2017 since it is not considered probable as of this date that a change of control will occur.

Warrant. On October 5, 2016 the Company issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of the Company’s common stock, par value $0.01 per share, representing a total of $30.0 million of common stock based on the average closing price over the10-trading day period ended October 4, 2016, at an exercise price of $0.01 per Warrant Share. The Warrant provides for net share settlement that, if elected by Comcast, will reduce the number of Warrant Shares issued upon exercise to reflect net settlement of the exercise price. Comcast may also request cash settlement of the Warrant upon exercise in lieu of the issuance of Warrant Shares; however, such cash settlement is at the sole and absolute discretion of the Company. The Warrant vested 10% on its issuance, and the remainder vests based on the achievement during the subsequent 30-month period ("Milestone Period") by Comcast (or its designee) of certain milestones related to the deployment of a LoRaWAN™-based network in cities around the country. The number of Warrant Shares are subject to customary adjustment provisions for stock split, reclassification, reorganization, consolidation, merger, and similar transactions. The Warrant has a term of seven years from October 5, 2016.

The Warrant was issued by the Company to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area Network ("LPWAN") in the United States, based on the Company’s LoRa wireless Radio Frequency ("RF") technology.

The Warrant is accounted for as equity. The cost of the Warrant is recognized as an offset to net sales over the respective performance period which is expected to be completed by April 2018. The Warrant consists of five performance tranches. The cost associated with each tranche is recognized based on the fair value at each reporting date until vesting which is the measurement date.

The following table summarizes the underlying Warrant Shares issued to Comcast for fiscal years 2017 and 2016.

(in thousands, except for per Warrant Share amounts)	Number of Warrant Shares	Weighted Average Grant Date Fair Value (per Warrant Share)
Balance at January 31, 2016	—	$—
Warrant shares granted	1,087	27.74
Warrant shares vested	(109)	27.74
Balance at January 29, 2017	978	$27.74

Given the nominal exercise price of the Warrant Share, the Company valued the awards using the closing price of the Company’s stock on the measurement date for shares that have vested and the fair value on the consolidated balance sheets date for the other shares. As of January 29, 2017, no part of the Warrant has been exercised, and the Warrant has a contractual life of seven years.

Note 12: Interest Income and Other (Expense) Income, Net
Interest and other expense, net, consist of the following:

	Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016	January 25, 2015
Interest income	$205	$13	$43
Non-recoverable VAT tax	(506)	(494)	(323)
Foreign currency transaction (loss) gain	(1,467)	(665)	702
Miscellaneous income (expense)	47	(655)	(257)
Interest income and other (expense) income, net	$(1,721)	$(1,801)	$165

Note 13: Income Taxes
The Company's regional income before income taxes is as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016	January 25, 2015
Domestic	$(19,602)	$(5,636)	$(33,540)
Foreign	92,662	26,015	70,035
Total	$73,060	$20,379	$36,495

The provision for taxes consists of the following:

	Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016	January 25, 2015
Current tax provision
Federal	$—	$—	$749
State	—	—	—
Foreign	16,034	8,709	7,810
Subtotal	16,034	8,709	8,559
Deferred tax provision (benefit)
Federal	107	6,679	508
State	—	(96)	(100)
Foreign	2,258	(6,410)	(419)
Subtotal	2,365	173	(11)
Provision for taxes	$18,399	$8,882	$8,548
The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016	January 25, 2015
Federal income tax at statutory rate	$25,571	$7,133	$12,775
State income taxes, net of federal benefit	—	(7)	(100)
Foreign taxes at rates less than federal rates	(12,074)	(62)	(11,960)
Tax credits generated	(2,864)	(3,598)	(5,302)
Changes in valuation allowance	5,578	1,847	14,284
Non-taxable gain on sale	(2,978)	—	—
Changes in uncertain tax positions	1,047	1,009	(5,167)
Deemed dividends	266	276	2,513
Equity compensation	2,553	2,529	2,200
Permanent differences	448	28	(93)
Deferred tax provision - indefinite life intangibles	—	5,670	—
Triune earn-out	—	(5,670)	—
Revaluation of deferred tax assets and liabilities	—	334	(432)
Other	852	(607)	(170)
Provision for taxes	$18,399	$8,882	$8,548
The Company receives an income tax benefit from tax rate differentials due to its presence in foreign jurisdictions such as Switzerland and Canada where statutory rates are lower than U.S. federal tax rates. This income tax benefit is reflected in the line item "Foreign taxes at rates less than federal rates." This line also includes the benefit of the Swiss Ruling discussed below.
The Company, via its Swiss subsidiary, Semtech (International) AG, receives an income tax benefit in Switzerland because only a portion of its total earnings are subject to taxation in Switzerland. Specifically, in the third quarter of fiscal year 2014, the Company received a Swiss tax ruling ("Swiss Ruling"), with an effective date retroactive to the beginning of fiscal year 2014, which allows the Company to compute Swiss income tax using an allocated portion of its total pre-tax earnings that are attributable to the sourcing of production activities. This Swiss Ruling superseded a Swiss tax ruling that was in effect during fiscal years 2012 and 2013.

On December 6, 2016, the Company was granted a tax holiday ("Tax Holiday") with an effective date of January 30, 2017. This Tax Holiday replaces the current Swiss Ruling. The Tax Holiday provides Semtech (International) AG with a 70% reduction to the Cantonal tax rate, bringing the statutory Cantonal tax rate down from 12.56% to 3.77%. The maximum benefit under this Tax Holiday is CHF 500.0 million of cumulative after tax profit which equates to a maximum potential tax savings of CHF 44.0 million. The Tax Holiday is effective for five years and can be extended for an additional five years if the Company meets certain staffing targets by January 30, 2022.
On November 20, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal year 2016.
The components of the net deferred income tax assets and liabilities at January 29, 2017 and January 31, 2016 are as follows:

(in thousands)	January 29, 2017	January 31, 2016
Non-current deferred tax asset:
Deferred revenue	$6,229	$4,295
Inventory reserve	3,096	2,931
Bad debt reserve	645	521
Accrued service fees	—	238
Research and development charges	—	584
Research credit carryforward	25,770	32,605
NOL carryforward	42,870	38,979
Payroll and related accruals	12,556	8,773
Share-based compensation	5,524	5,006
Foreign pension deferred	727	—
Other deferred assets	5,918	6,281
Valuation allowance	(82,961)	(77,383)
Total non-current deferred tax asset	20,374	22,830
Non-current deferred tax liabilities:
Inventory reserve - foreign	—	(515)
Goodwill and other intangibles	(12,534)	(16,895)
Property, plant and equipment	(7,483)	(3,518)
Other non-current deferred tax liabilities	(1,745)	(1,350)
Total non-current deferred tax liabilities	(21,762)	(22,278)
Net deferred tax assets (liabilities)	$(1,388)	$552
As of January 29, 2017, the Company had federal and state net operating loss carryforwards of $126.7 million and $91.1 million, respectively, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2037. A portion of these losses were generated by Sierra Monolithics Inc. ("SMI") prior to the Company’s purchase of SMI in fiscal year 2010 and therefore are subject to change of control provisions which limit the amount of acquired tax attributes that can be utilized in a given tax year. The Company does not expect these changes in control limitations to significantly impact its ability to utilize these attributes.
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
As of January 29, 2017, the Company has concluded that its earnings offshore are permanently reinvested and no U.S. tax related to these earnings should be recorded. The Company generally does not provide deferred taxes on its basis difference with respect to its investments in its foreign subsidiaries because the Company believes that they currently have the ability to keep those earnings indefinitely invested and the Company has specific plans for reinvestment of the undistributed foreign earnings.
As of January 29, 2017, the Company had gross federal and state research credits available of approximately $13.4 million and $14.5 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2021 through 2037. As of January 29, 2017, the Company had federal alternative minimum tax credits available of approximately $1.3 million. The Company also had gross Canadian research credits available of approximately $17.8 million. These credits will expire between fiscal years 2029 and 2037.
As of January 29, 2017, the Company has a full valuation allowance against its U.S. deferred tax assets of approximately $83.0 million. The Company assessed whether a valuation allowance should be recorded against all of its deferred tax assets ("DTAs") based on the consideration of all available evidence, using a "more likely than not" realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
In assessing whether a valuation allowance is required, significant weight is given to evidence that can be objectively verified. The Company evaluated its DTAs each reporting period, including an assessment of the cumulative income or loss generated by jurisdiction over the most recent three-year period, to determine if a valuation allowance was required. A significant negative factor in the assessment was the Company’s three-year cumulative loss history as of January 29, 2017 and January 31, 2016 in the U.S.
After a review of the four sources of taxable income described above, the Company determined that the U.S. was in a three-year cumulative loss position as of January 29, 2017 and January 31, 2016. A three-year cumulative loss is considered to be a significant negative factor and the Company concluded that it is not more likely than not that its DTAs in the U.S. at January 29, 2017 and January 31, 2016 will be realized. As a result, the Company continues to maintain a full valuation allowance on its DTAs in the U.S., with a corresponding charge to the income tax provision of approximately $5.6 million as of January 29, 2017.
During the fourth quarter of fiscal year 2016, the Company assessed current facts and circumstances and whether a valuation allowance would be appropriate for its Canadian deferred tax assets, and concluded that sufficient positive evidence exists to conclude that it is more likely than not that these deferred tax assets will be realized. The Company is forecasting pretax income growth for its Canadian operations over the next five years, and correspondingly estimated Canadian based taxes over the next five years. The amount of anticipated taxes owed in this period was compared to the Company’s net deferred tax assets to conclude that the Company would be able to utilize its deferred tax assets without any concerns related to expiration. As a result, valuation allowances on the Canadian deferred tax assets were released, with a corresponding benefit to the income tax provision of approximately $7.2 million during fiscal year 2016. Changes in the valuation allowance for the three years ended January 29, 2017 are summarized in the table below:

	Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016	January 25, 2015
Beginning balance	$77,383	$75,536	$61,251
Additions	5,578	9,055	14,285
Releases	—	(7,208)	—
Ending balance	$82,961	$77,383	$75,536
As of January 29, 2017, the Company had approximately $603.0 million of unremitted earnings related to the Company’s wholly owned foreign subsidiaries for which income taxes have not been provided.
Uncertain Tax Positions
The Company uses a two-step approach to recognize and measure uncertain tax positions ("UTP"). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016
Beginning balance	$10,567	$9,888
Additions based on tax positions related to the current year	1,005	1,454
Reductions for tax positions of prior years, net	(120)	(775)
Ending balance	$11,452	$10,567
Included in the balance of gross unrecognized tax benefits at January 29, 2017 and January 31, 2016, are $9.3 million and $8.4 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate.
The liability for UTP is reflected on the consolidated balance sheets as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016
Deferred tax assets - non-current	$9,309	$9,297
Accrued liabilities	—	—
Other long-term liabilities	2,143	1,270
Total accrued taxes	$11,452	$10,567
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. Since the Company has sufficient net operating losses and research and development ("R&D") credit carryforwards, there would be no cash tax liability, and therefore no additional penalties or interest accrued during fiscal year 2017. The Company had approximately $0.3 million of net interest and penalties accrued at January 29, 2017 and January 31, 2016.
Tax years prior to 2012 (the Company’s fiscal year 2013) are generally not subject to examination by the Internal Revenue Service ("IRS") except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS audit for fiscal years 2012 and 2013 and expects to close those audits within the next twelve months. The Company's positions are expected to be sufficient to address matters that may arise under examination. For state returns, the Company is generally not subject to income tax examinations for years prior to 2011 (the Company’s fiscal year 2012). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2016. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

Note 14: Commitments and Contingencies
Leases
The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2027. The aggregate minimum annual lease payments under leases in effect on January 29, 2017 are as follows:
Minimum Annual Lease Payments

(in thousands)
Fiscal Year Ending:
2018	$4,812
2019	4,106
2020	3,088
2021	2,335
2022	727
Thereafter	2,580
Total minimum lease commitments	$17,648
Rent expense was $6.7 million, $7.7 million and $8.8 million for fiscal years 2017, 2016 and 2015, respectively. The Company received $131,000, $135,000 and $142,000 of sub-lease income in fiscal years 2017, 2016 and 2015, respectively.
Unconditional Purchase Commitments
The following table shows the Company’s open capital commitments, other open purchase commitments, and other vendor commitments for the purchase of plant, equipment, raw material, supplies and services:

(in thousands)	Less than 1 year	1-3 years	Total
Open capital purchase commitments	$12,241	$—	$12,241
Other open purchase commitments	56,941	5,129	62,070
Other vendor commitments	—	—	—
Total purchase commitments	$69,182	$5,129	$74,311
Legal Matters
In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. The Company also discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its consolidated financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.

Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on the Company’s earnings in any given reporting period. However, in the opinion of management, after consulting with legal counsel, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial statements, as a whole. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, operating results, or cash flows.
From time to time in the ordinary course of its business, the Company is involved in various claims, litigation, and other legal actions that are normal to the nature of its business, including with respect to IP, contract, product liability, employment, and environmental matters. In the opinion of management, after consulting with legal counsel, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial statements, as a whole.
The Company’s currently pending legal matters of note are discussed below:
Environmental Matters
In 2001, the Company was notified by the California Department of Toxic Substances Control ("State") that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company joined with other potentially responsible parties that sent acetone to the site and entered into a Consent Order with the State that required the group to perform a soil investigation at the site and submit a remediation plan. The State has approved the remediation plan, which addressed the group’s initial obligations under the Consent Order. The Consent Order does not require the group to remediate the site and the State has indicated it intends to look to other parties for remediation. To date, the Company’s share of the group’s expenses has not been material and has been expensed as incurred. More recently, the State has decided to pursue a smaller group of parties for additional remediation and/or costs, in particular, parties the State alleges provided chlorinated solvents for recycling, including the Company. Due to the fact that there are fewer parties that are alleged to have provided chlorinated solvent wastes, the potential share of this alleged liability is much larger than the Company’s share of acetone group potential liability. On January 30, 2017, the Company entered into a Consent Decree to settle and resolve all of the State’s claims against the Company, including any liability the Company may have relating to acetone and chlorinated solvents. The Company’s share of the settlement amount to be paid to the State is not material. On January 31, 2017, the State filed its Complaint and lodged the Consent Decree. The Consent Decree needs to be lodged with the Court for at least 30 days. The Consent Decree is also subject to a public comment period of not less than 30 days. The State may modify or withdraw its consent to the Consent Decree if comments received during the public comment period disclose facts or considerations that indicate that the Consent Decree is inappropriate, improper or inadequate. The Company consents to the entry of the Consent Decree without further notice.
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

The Los Angeles Regional Water Quality Control Board ("RWQCB") having authority over the site issued joint instructions in November 2008, ordering the Company and the current owner of the site to perform additional assessments and surveys, and to create ongoing groundwater monitoring plans before any final regulatory action for "no further action" may be approved. In September 2009, the regulatory agency issued supplemental instructions to the Company and the current site owner regarding previously ordered site assessments, surveys and groundwater monitoring. In October 2013, an order was issued including a scope of proposed additional site work, monitoring, and proposed remediation activities. The Company filed appeals of the October 2013 order seeking reconsideration by the RWQCB and review by the State Water Resources Control Board ("SWRCB") of the removal of two other potentially responsible parties, and seeking clarification of certain other factual findings. In April 2015, the RWQCB denied the Company’s request to name the two other potentially responsible parties to the order, but did correct certain findings of fact identified by the Company in its petition for reconsideration. The SWRCB has not yet ruled on the Company’s petition for review of the RWQCB’s action as the petition was filed with a request it be held in abeyance.

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

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the draft remedial action plan, the Company determined a revised range of probable loss between $5.0 million and $7.2 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss as follows within the Company’s consolidated balance sheets.

(in thousands)	Accrued Liability	Other-Long Term Liability	Total
Balance at January 25, 2015	$637	$2,065	$2,702
Change in estimate	740	2,115	2,855
Utilization	(227)		(227)
Balance at January 31, 2016	1,150	4,180	5,330
Change in estimate	(201)	201	—
Utilization	(329)	—	(329)
Balance at January 29, 2017	$620	$4,381	$5,001

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
Retirement Plans
The Company contributed $1.2 million, $1.3 million and $1.3 million, respectively, in fiscal years 2017, 2016 and 2015 to the 401(k) retirement plan maintained for its employees based in the U.S.
In addition, the Company also contributed $1.0 million, $1.1 million and $1.3 million in fiscal years 2017, 2016 and 2015 to a defined contribution plan for its employees in Canada.

The Company has a defined benefit pension plan for the employees of its Swiss subsidiary (the "Swiss Plan"). The Swiss Plan is a multiple-employer plan that provides government mandated retirement, death and disability benefits. Under the Swiss Plan, the Company and its employees make government mandated minimum contributions. Minimum contributions are based on the respective employee’s age, salary, and gender. As of January 29, 2017, the Swiss Plan had an unfunded net pension obligation of approximately $4.7 million, plan assets of approximately $18.2 million, and a projected benefit obligation of approximately $22.8 million. Net periodic pension expense and contributions made by the Company for fiscal year 2017 were $0.7 million, respectively. The entire pension liability has been classified as non-current because the current portion of the liability is not material.

Although the Swiss Plan originated in prior years, the Company accounted for the Swiss Plan in accordance with ASC 715-30 Defined Benefit Plans - Pensions starting in 2017. The Company evaluated the impact of not recording the net pension obligation in the Consolidated Balance Sheets and corresponding charges in net income and total comprehensive income in the Consolidated Statements of Income and Comprehensive Income in the historical periods presented, and concluded that the effect was immaterial. The Company corrected the immaterial error in fiscal year 2017 by recording an out of period expense, computed as of February 1, 2016, of $1.4 million reflected in net income, an increase in the pension obligation of $5.8 million, an increase in deferred income tax assets of $1.3 million, and a decrease to accumulated other comprehensive income of $3.1 million.
Deferred Compensation
The Company maintains a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
Under this plan, the Company incurred an expense, net of forfeitures, of $4.3 million and $2.3 million in the fiscal years ended 2017 and 2015, respectively, and a benefit, net of forfeitures, of $0.8 million in fiscal year 2016.
The Company’s liability for the deferred compensation plan is presented below:

(in thousands)	January 29, 2017	January 31, 2016
Accrued liabilities	$1,732	$1,448
Other long-term liabilities	22,322	17,976
Total deferred compensation liabilities under this plan	$24,054	$19,424
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $18.9 million and $16.8 million as of January 29, 2017 and January 31, 2016, respectively, and is included in "Other assets" on the consolidated balance sheet.
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement ("Cycleo Amended Earn-Out") with the former shareholders of Cycleo SAS ("Cycleo Earn-Out Beneficiaries"), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period ("Cycleo Defined Earn-Out Period"). The Cycleo Defined Earn-Out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-Out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Amended Earn-Out of $6.1 million and $6.3 million as of January 29, 2017 and January 31, 2016, respectively, of which $1.4 million is expected to be paid within twelve months. The increase in the liability for the Cycleo Amended Earn-out since January 31, 2016 corresponds to the compensation expense recorded in fiscal year 2016.
Pursuant to the terms of the Triune Earn-out with the former members of Triune ("Triune Earn-out Beneficiaries"), which the Company acquired on March 4, 2015, the Company potentially may make payments totaling up to approximately $70.0 million based on achievement of certain net revenue targets measured at each fiscal year end, starting with fiscal year 2016 and ending in fiscal year 2018. An additional payment of up to $16.0 million may be made based upon a combination of cumulative revenue and contribution margin targets measured from the acquisition date through the end of the Company’s fiscal year 2018. For certain of the Triune Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Triune Earn-out targets for fiscal years 2017 and 2016 were not met and the Company does not expect the fiscal year 2018 targets to be achieved. Refer to Note 5 for additional discussion regarding fair value measurements.

A summary of earn-out liabilities by classification follows:

	Balance at January 29, 2017			Balance at January 31, 2016
(in thousands)	Cycleo	Triune	Total	Cycleo	Triune	Total
Compensation expense	$4,576	$—	$4,576	$4,397	$—	$4,397
Not conditional upon continued employment	949	—	949	1,457	—	1,457
Interest expense	543	—	543	405	—	405
Total liability	$6,068	$—	$6,068	$6,259	$—	$6,259

Amount expected to be settled within twelve months	$1,426	—	$1,426
Amount settled during fiscal year 2017	$2,430	—	$2,430

Note 15: Concentration of Risk
Significant Customers
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Fiscal Year Ended
(percentage of net sales)	January 29, 2017	January 31, 2016	January 25, 2015
Arrow Electronics (and affiliates)	10%	9%	9%
Trend-Tek (and affiliates)	10%	7%	5%
Samsung Electronics (and affiliates)	7%	7%	11%
Premier (and affiliates) (1)	4%	3%	3%

(1)
Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.

The Company did not have any customer that accounted for at least 10% of total net receivables as of January 29, 2017 or January 31, 2016.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For fiscal year 2017, approximately 25% of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and this percentage could be higher in future periods. For fiscal years 2016 and 2015, approximately 28% and 37% of the Company’s silicon in terms of cost of wafers was supplied by this third-party foundry in China, respectively.
In fiscal year 2017, authorized distributors accounted for approximately 65% of the Company’s net sales. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For fiscal year 2017, our two largest distributors were based in Asia.

Note 16: Segment Information
Segment Information
See Note 1 regarding recent developments affecting the Company's operating segments.
The Company had five operating segments that existed prior to the third quarter of fiscal year 2017 and currently has four. The Company’s CEO functions as the CODM. The Company’s CODM makes operating decisions and assesses performance based on these operating segments. The four operating segments: Protection Products Group, Power and High-Reliability Products Group, Signal Integrity Products Group, and Wireless and Sensing Products Group, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the "Semiconductor Products Group."
On August 5, 2016, the Company completed its divestiture of its Snowbush IP business, and the Company no longer has a Systems Innovation Group or an "All others" category, which used to be a separate operating segment.
The Company’s assets are commingled among the various operating segments and the CODM does not use that information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment below.
Net sales by segment are as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016	January 25, 2015
Semiconductor Products Group	$544,067	$485,570	$555,399
All others	205	4,649	2,486
Total	$544,272	$490,219	$557,885
Income by segment and reconciliation to consolidated operating income:

	Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016	January 25, 2015
Semiconductor Products Group	$126,271	$83,422	$136,823
All others	23,406	(3,670)	(10,558)
Operating income by segment	149,677	79,752	126,265
Items to reconcile segment operating income to consolidated income before taxes
Intangible amortization and impairments	25,301	25,059	31,449
Share-based compensation	30,828	20,468	29,629
Restructuring charges	2,282	4,526	1,285
Changes in the fair value of contingent earn-out obligations	(215)	(16,362)	1,391
Environmental and other reserves	897	2,855	(65)
Other non-segment related expenses	4,276	11,686	1,984
Amortization of fair value adjustments related to acquired PP&E	2,227	1,521	18,335
Interest expense, net	9,300	7,819	5,927
Non-operating expense (income), net	1,721	1,801	(165)
Income before taxes	$73,060	$20,379	$36,495

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis for all periods.

	Fiscal Year Ended
(in thousands, except percentages)	January 29, 2017		January 31, 2016		January 25, 2015
Signal Integrity	$258,824	47%	$221,185	46%	$219,024	40%
Protection	149,865	28%	138,674	28%	191,341	34%
Wireless and Sensing	81,657	15%	70,712	14%	80,632	14%
Power and High-Reliability	59,117	11%	54,999	11%	64,402	12%
Systems Innovation	205	—%	4,649	1%	2,486	—%
Other: Warrant Shares	(5,396)	(1)%	—	—%	—	—%
Total Net Sales	$544,272	100%	$490,219	100%	$557,885	100%

The cost of the Warrant granted is recognized as an offset to net sales over the respective performance period (see Note 11 for discussion regarding Share-Based Compensation).
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Sales activity by geographic region is as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 29, 2017		January 31, 2016		January 25, 2015
Asia-Pacific	$412,167	76%	$358,480	74%	$412,514	74%
Europe	43,378	8%	85,587	17%	60,232	11%
North America	94,123	17%	46,152	9%	85,139	15%
Other: Warrant Shares	(5,396)	(1)%	—	—%	—	—%
Total Net Sales	$544,272	100%	$490,219	100%	$557,885	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales for at least one of the periods indicated:

	Fiscal Year Ended
(percentage of total net sales)	January 29, 2017	January 31, 2016	January 25, 2015
China (including Hong Kong)	48%	47%	38%
United States	9%	12%	12%
Japan	7%	8%	11%
Total Net Sales	64%	67%	61%

Long-lived Assets
Long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation and classified by location are summarized as follows:

	Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016
United States	$50,747	$56,213
Rest of North America	30,435	21,618
Europe	8,821	7,109
Asia and all others	18,907	16,066
Total	$108,910	$101,006
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
The net book value of equipment and machinery that are consigned to multiple foundries in China is $5.1 million and $5.5 million as of January 29, 2017 and January 31, 2016, respectively. The net book value of equipment and machinery that are consigned to a foundry in Malaysia is $2.3 million and $1.6 million as of January 29, 2017 and January 31, 2016, respectively.

Note 17: Restructuring

From time to time, the Company takes steps to align operating expenses with business performance and expectations. As a result, the Company has recorded $2.3 million, $4.5 million and $1.3 million in fiscal years 2017, 2016 and 2015, respectively.

Restructuring related liabilities are included in "Accrued liabilities" within the consolidated balance sheets as of January 29, 2017 and January 31, 2016, respectively. Restructuring charges are presented in "Restructuring charges" within the consolidated statements of income.

Activity under the restructuring plans is summarized in the following table:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 26, 2014	$1,387	$1,245	$2,632
Charges	662	623	1,285
Cash payments	(1,767)	(1,753)	(3,520)
Reclassifications	—	(115)	(115)
Balance at January 25, 2015	282	—	282
Charges	4,526	—	4,526
Cash payments	(4,466)	—	(4,466)
Balance at January 31, 2016	342	—	342
Charges	2,282	—	2,282
Cash payments	(2,611)	—	(2,611)
Balance at January 29, 2017	$13	$—	$13
As a result of these actions detailed above, the Company also recorded additional contract commitment cancellation charges as detailed below:

	Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016	January 25, 2015
Cost of sales	$—	$—	$2,983
Product development and engineering	—	—	—
Total	$—	$—	$2,983

Note 18: Stock Repurchase Program

The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the fiscal years listed below:

	Fiscal Year Ended
	January 29, 2017		January 31, 2016		January 25, 2015
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the 2011 program	39,024	$1,005	2,681,476	$57,311	1,578,869	$40,906
Total treasury shares acquired	39,024	$1,005	2,681,476	$57,311	1,578,869	$40,906

As of January 29, 2017, the Company had repurchased $136.7 million in shares of its common stock under the program since its inception and the current remaining authorization under the program is $61.7 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 19: Derivatives and Hedging Activities

The Company is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc ("CHF"), Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company uses derivative financial instruments in the form of forward contracts to mitigate risk associated with adverse movements in these foreign currency exchange rates on a portion of foreign denominated expenses expected to be realized during the current and following fiscal year. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.

The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The Company is currently applying hedge accounting to all foreign currency derivatives and has designated these hedges as cash flow hedges.

At January 29, 2017, the Company had the following outstanding foreign exchange contracts:

(in thousands)
Foreign Exchange Contracts	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy GBP Forward Contract	12	$11,017	£9,000
Total	12

These contracts, with maturities extending into the subsequent fiscal year, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive gain in shareholders’ equity. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") until the hedged item is recognized in selling, general and administrative ("SG&A") expense within the consolidated statements of income when the underlying hedged expense is recognized. Any ineffective portions of cash flow hedges are recorded in "Non-operating (expense) income, net" within the Company’s consolidated statements of income. The Company presents its derivative assets and liabilities at their gross fair values on the consolidated balance sheets.

The table below summarizes the carrying values of derivative instruments as of January 29, 2017. The Company did not have any derivative instruments as of January 31, 2016.

	Carrying Values of Derivative Instruments as of January 29, 2017
(in thousands)	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$326	$—	$326
Total derivatives	$326	$—	$326

(1)	Assets are included in "Other current assets" and liabilities are included in "Accrued liabilities" within the consolidated balance sheets.

(2)	The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Please refer to Note 5.

The following table summarizes the amount of income recognized from derivative instruments for the fiscal years ended January 29, 2017 and January 31, 2016 as well as the line items within the accompanying consolidated statements of income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
(in thousands)	January 29, 2017	January 31, 2016		January 29, 2017	January 31, 2016		January 29, 2017	January 31, 2016
Sell USD/Buy CHF Forward Contract	$(6)	$—	SG&A	$6	$—	SG&A	$(1)	$—
Sell USD/Buy CAD Forward Contract	1,100	—	SG&A	(1,100)	—	SG&A	5	—
Sell USD/Buy GBP Forward Contract	(508)	—	SG&A	834	—	SG&A	(4)	—
	$586	$—		$(260)	$—		$—	$—

The amount of gains, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in "Accumulated other comprehensive income" within the consolidated balance sheets as of January 29, 2017 and January 31, 2016 was $0.3 million and $0.0 million. Any gains or losses under these contracts are expected to be realized and reclassified to selling, general and administrative within the next twelve months.

Note 20: Selected Quarterly Financial Data (Unaudited)
The following tables set forth the Company’s consolidated statements of income data for each of the eight quarterly periods ended January 29, 2017, as well as that data expressed as a percentage of the Company’s net sales for the quarters presented. The sum of quarterly per share amounts may differ from year to date amounts due to rounding. In the third quarter of fiscal year 2017, the Company recognized a gain of $25.5 million on the disposition of assets related to the divestiture of Snowbush IP to Rambus. This gain is presented in "Operating income."
Selected Quarterly Financial Data (Unaudited)

	Fiscal Year 2017				Fiscal Year 2016
	Quarters Ended				Quarters Ended
(in thousands, except per share amounts)	January 29, 2017	October 30, 2016	July 31, 2016	May 1, 2016	January 31, 2016	October 25, 2015	July 26, 2015	April 26, 2015
Net sales	$140,031	$137,185	$135,911	$131,145	$118,609	$115,810	$125,712	$130,088
Gross profit	83,498	81,065	81,775	78,524	69,550	69,584	75,576	78,400
Operating income	15,288	39,099	16,427	13,267	3,149	18,898	3,068	4,884
Net income (loss)	$8,020	$30,776	$8,978	$6,887	$1,247	$10,704	$(313)	$(142)
Earnings per share:
Basic	$0.12	$0.47	$0.14	$0.11	$0.02	$0.16	$0.00	$0.00
Diluted	$0.12	$0.46	$0.14	$0.11	$0.02	$0.16	$0.00	$0.00
Weighted average number of shares used in computing earnings per share:
Basic	65,716	65,549	65,299	65,144	64,934	65,117	65,920	66,713
Diluted	66,757	66,206	65,905	65,552	65,225	65,217	65,920	66,713

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the CEO and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of January 29, 2017. Based on that evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management has concluded that as of January 29, 2017 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of January 29, 2017. Deloitte & Touche LLP’s attestation report is included below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California
We have audited the internal control over financial reporting of Semtech Corporation and subsidiaries (the "Company") as of January 29, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2017 of the Company and our report dated March 23, 2017 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 23, 2017

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We have adopted a written Code of Conduct that applies to everyone in the Company, including our CEO, CFO and Controller. Our Code of Conduct serves as our written code of ethics for those officers, and for persons performing similar functions. Our current Code of Conduct is incorporated in this Annual Report on Form 10-K for fiscal year 2017 as Exhibit 14. The Code of Conduct is also available at the Corporate Governance section of the Investors page on our website at www.semtech.com. Alternatively, you can request a copy of the Code of Conduct free of charge by sending a written request to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our CEO, CFO or Controller, we will within four business days of the event disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.
The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption "Proposal 1: Election of Directors" in our Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 15, 2017, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.
The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement relating to our annual meeting of stockholders, to be held on June 15, 2017, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

Item 11.	Executive Compensation
The information required under this item will appear under the captions "Director Compensation," "Compensation Discussion and Analysis", "Executive Compensation" and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 15, 2017, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will appear under the captions "Beneficial Ownership of Securities," "Securities Authorized for Issuance under Equity Compensation Plans" and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 15, 2017, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will appear under the captions "Election of Directors (Proposal Number 1)" "Corporate Governance, Transactions with Related Parties" and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 15, 2017, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services
The information required under this item will appear under the captions "Independent Accountant Fees," and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services" and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 15, 2017, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 29, 2017

Total of Accounts Receivable and Other Sales Allowances	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 25, 2015	$3,824,676	$396,151	$(697,679)	$3,523,148
Year ended January 31, 2016	$3,523,148	$5,154,545	$(884,894)	$7,792,799
Year ended January 29, 2017	$7,792,799	$951,612	$(514,436)	$8,229,975

(a)(3)
Exhibits. These exhibits are available without charge upon written request directed to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.		Description	Location

3.1		Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2003

3.2		Bylaws of Semtech Corporation	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.1		Warrant dated October 5, 2016 issued by Semtech Corporation to Comcast Cable Communications Management, LLC.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2016

10.2
Amended and Restated Credit Agreement dated November 15, 2016 entered into among Semtech Corporation, the guarantors party thereto, the lenders party thereto and HSBC Bank USA, National Association, as administrative agent and as swing line lender and L/C issuer.
Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on November 16, 2016

10.3	*	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010

10.4	*	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.5	*	Letter Agreement, dated as of February 27, 2014, by and between the Company and Mohan Maheswaran	Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 28, 2014

10.6	*	Letter Agreement, dated as of December 19, 2014, by and between the Company and Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.7	*	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.8	*	Memo to Emeka Chukwu, dated April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.9	*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.10	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.11	*	Letter Agreement dated as of August 17, 2015 by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2015

10.12	*	Amended Semtech Corporation Executive Bonus Plan	Filed herewith

10.13	*	Semtech Corporation Chief Executive Officer Bonus Plan	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.14	*	Semtech Corporation Chief Executive Officer Bonus Plan, as amended on February 24, 2016	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.15	*	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended October 29, 2006

10.16	*	The Company’s Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.17	*	Form of Long-Term Stock Incentive Plan Option Award Certificate	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.18	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.19	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.20	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Certificate for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.21	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Stock Unit Award Certificate for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.22	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Restricted Stock Award Certificate for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.23	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Option Award Certificate	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.24	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.25	*	Restricted Stock Award Agreement dated March 29, 2010 with respect to time-based restricted stock award to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2011

10.26	*	CEO Performance Restricted Stock Unit Award Certificate dated February 26, 2014	Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 28, 2014

10.27	*	Semtech Corporation 2009 Long-Term Equity Inducement Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2009

10.28	*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Time-Based Vesting)	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.29	*	Restricted Stock Unit Award Agreement Cycleo Acquisition	Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2012

10.30	*	Semtech Corporation 2007 SMI Assumed Plan	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.31	*	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013

10.32	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Ownership Grants	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.33	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Stock Unit Award Agreement	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.34	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees in Switzerland	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.35	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Certificate for Non-Employee Directors	Exhibit 10.14 to the Company’s Quarterly Report on Form -Q for the quarter ended May 1, 2016

10.36	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Deferred)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.37	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Non-Deferred)	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.38	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.39	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Employees	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.40	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Filed herewith

10.41	*	Adoption Agreement adopting The Executive Nonqualified "Excess" Plan (known as the Semtech Executive Compensation Plan) as amended and restated effective January 1, 2005	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2007

10.42	*	Amended and Restated Plan Document for The Executive Nonqualified "Excess" Plan (known as the Semtech Executive Compensation Plan), effective January 1, 2005	Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2007

10.43		Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.44	*	Semtech Nonqualified Executive Compensation Plan Adoption Agreement and Plan Document, as amended and restated effective October 12, 2007	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011

10.45		Semtech Corporation Executive Stock Ownership Guidelines	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016

10.46		Semtech Corporation Director Stock Ownership Guidelines	Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 1, 2008

10.47	*	Policy Regarding Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2015

14		Semtech Corporation Code of Conduct	Exhibit 14.1 to the Company’s Current Report on Form 8-K filed June 25, 2010

21.1		Subsidiaries of the Company	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith

23.2		Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (As set forth in Exhibit 32.1 hereof, Exhibit 32.1 is being furnished and shall not be deemed "filed".)
Furnished herewith

32.2
Certification of the Chief Financial Officer Pursuant 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2 is being furnished and shall not be deemed "filed")
Furnished herewith

101.INS		XBRL Instance Document	Filed herewith

101.SCH		XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Semtech Corporation

Date: March 23, 2017	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2017	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: March 23, 2017	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 23, 2017	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 23, 2017	/s/ Glen M. Antle
Glen M. Antle
Director

Date: March 23, 2017	/s/ Ye Jane Li
Ye Jane Li
Director

Date: March 23, 2017	/s/ James P. Burra
James P. Burra
Director

Date: March 23, 2017	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 23, 2017	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 23, 2017	/s/ Carmelo J. Santoro
Carmelo J. Santoro
Director

Date: March 23, 2017	/s/ Sylvia Summers
Sylvia Summers
Director