Form 10-Q
period 2017-04-30
SEMTECH CORP
filed 2017-05-31
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2017
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
____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐   No  ☒

Number of shares of Common Stock, $0.01 par value per share, outstanding at May 26, 2017: 65,736,108

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2017

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
Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	fluctuation in the Company’s future results;

•	downturns in the business cycle;

•	reduced demand for the Company’s products, including due to global economic conditions and potential changes in economic policy;

•	business interruptions;

•	the Company’s reliance on a limited number of suppliers and subcontractors for components and materials;

•	potentially insufficient liability insurance if the Company’s products are found to be defective;

•	obsolete inventories as a result of changes in demand and change in life cycles for the Company’s products;

•	the Company’s inability to successfully develop and sell new products;

•	lengthy and expensive product qualification processes without any assurance of product sales;

•	the Company’s products failing to meet industry standards;

•	the Company’s inability to protect intellectual property rights;

•	the Company suffering losses if its products infringe the intellectual property rights of others;

•	the Company’s need to commit resources to product production prior to receipt of purchase commitments;

•	increased business risk resulting from significant business with foreign customers;

•	the Company’s foreign currency exposures;

•	potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries;

•	export restrictions and laws affecting the Company’s trade and investments;

•	the Company's inability to adequately compete against larger, more established entities;

•	increased competition due to industry consolidation;

•	the loss of any one of the Company’s significant customers;

•	volatility of customer demand;

•	termination of a contract by a distributor;

•	the Company’s failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	government regulations and other standards, including those that impose operational and reporting requirements;

•	the Company’s failure to comply with applicable environmental regulations;

•	compliance with conflict minerals regulations;

•	increase in the Company’s cost of doing business as a result of having to comply with the codes of conduct of certain of the Company’s customers and suppliers;

•	changes in tax law, including effective tax rates, and review by taxing authorities;

•	taxation of Company sales in non-U.S. jurisdictions;

•	the Company’s limited experience with government contracting;

•	potential government investigations and inquiries;

•	loss of the Company’s key personnel;

•
risks associated with companies the Company has acquired in the past and may acquire in the future and the Company’s ability to successfully integrate acquired businesses and benefit from expected synergies;

•	the Company may be required to recognize additional impairment charges;

•	loss of value of investments in entities not under our control;

•	the Company may not receive accurate, complete or timely financial information from entities for which the Company is required to consolidate such information;

•	the Company may be adversely affected by new accounting pronouncements;

•	the Company’s ability to generate cash to service its debt obligations;

•	restrictive covenants in the Company’s credit agreement which may restrict its ability to pursue its business strategies;

•	the Company’s reliance on certain critical information systems for the operation of its business;

•	costs associated with the Company’s indemnification of certain customers, distributors and other parties;

•	the Company’s share price could be subject to extreme price fluctuations;

•
the impact on the Company’s common stock price if securities or industry analysts do not publish reports about the Company’s business or adversely change their recommendations regarding the Company’s common stock;

•	anti-takeover provisions in the Company’s organizational documents could make an acquisition of the Company more difficult; and

•	the Company is subject to litigation risks which may be costly to defend
Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 including, without limitation information under the caption “Risk Factors”, in other filings with the Securities and Exchange Commission (“SEC”), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 30, 2017	May 1, 2016
Net sales	$143,802	$131,145
Cost of sales	58,887	52,621
Gross profit	84,915	78,524
Operating costs and expenses:
Selling, general and administrative	33,586	33,715
Product development and engineering	25,983	25,172
Intangible amortization	6,286	6,403
Loss on disposition of business operations	375	—
Changes in the fair value of contingent earn-out obligations	—	(33)
Restructuring charges	429	—
Total operating costs and expenses	66,659	65,257
Operating income	18,256	13,267
Interest expense, net	(2,046)	(1,930)
Non-operating expense, net	(632)	(45)
Income before taxes	15,578	11,292
Provision for taxes	3,757	4,405
Net income	$11,821	$6,887
Earnings per share:
Basic	$0.18	$0.11
Diluted	$0.18	$0.11
Weighted average number of shares used in computing earnings per share:
Basic	65,839	65,144
Diluted	67,376	65,552
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 30, 2017	May 1, 2016
Net income	$11,821	$6,887
Other comprehensive income, net:
Unrealized gain on foreign currency cash flow hedges	183	1,891
Adjustment for net gains realized and included in net income	(53)	—
Unrealized gain on convertible debt	750	—
Change in unrealized gain on interest rate cap	—	85
Change in employee benefit plans	21	—
Other comprehensive income, net	901	1,976
Comprehensive income	$12,722	$8,863
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30, 2017	January 29, 2017
Assets
Current assets:
Cash and cash equivalents	$281,550	$297,134
Accounts receivable, less allowances of $8,440 and $8,230, respectively	55,912	51,441
Inventories	76,750	65,872
Prepaid taxes	3,150	5,563
Other current assets	18,301	18,418
Total current assets	435,663	438,428
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $164,261 and $161,236, respectively	110,317	108,910
Deferred tax assets	5,496	5,493
Goodwill	329,703	329,703
Other intangible assets, net	55,487	61,773
Other assets	70,586	67,235
TOTAL ASSETS	$1,007,252	$1,011,542
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,324	$41,960
Accrued liabilities	39,177	54,524
Deferred revenue	12,358	12,059
Current portion - long-term debt	14,442	14,432
Total current liabilities	105,301	122,975
Non-current liabilities:
Deferred tax liabilities	10,071	6,881
Long term debt, less current portion	222,910	226,524
Other long-term liabilities	51,852	49,899

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,688,072 outstanding and 78,136,144 issued and 65,793,083 outstanding, respectively	785	785
Treasury stock, at cost, 12,448,072 shares and 12,343,061 shares, respectively	(259,827)	(253,107)
Additional paid-in capital	398,813	390,938
Retained earnings	477,740	467,941
Accumulated other comprehensive loss	(393)	(1,294)
Total stockholders’ equity	617,118	605,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,007,252	$1,011,542
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30, 2017	May 1, 2016
Cash flows from operating activities:
Net income	$11,821	$6,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,301	11,926
Accretion of deferred financing costs and debt discount	146	168
Deferred income taxes	3,151	4,261
Share-based compensation and warrant costs	13,286	5,707
Loss on disposition of business operations and assets	436	—
Earn-out liabilities	—	(33)
Contingencies	(50)	—
Corporate owned life insurance, net	248	270
Changes in assets and liabilities:
Accounts receivable, net	(4,471)	(5,046)
Inventories	(11,292)	1,336
Other assets	3,265	(11,811)
Accounts payable	(4,147)	1,817
Accrued liabilities	(12,536)	(1,675)
Deferred revenue	299	133
Income taxes payable	(3,222)	(2,655)
Other liabilities	2,124	2,516
Net cash provided by operating activities	10,359	13,801
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	6	—
Purchase of property, plant and equipment	(5,175)	(2,713)
Purchase of investments	(4,750)	—
Net cash used in investing activities	(9,919)	(2,713)
Cash flows from financing activities:
Payments of term loans	(3,750)	(4,687)
Payment for employee share-based compensation payroll taxes	(3,467)	(2,396)
Proceeds from exercise of stock options	1,159	214
Repurchase of outstanding common stock	(9,966)	—
Net cash used in financing activities	(16,024)	(6,869)
Net (decrease) increase in cash and cash equivalents	(15,584)	4,219
Cash and cash equivalents at beginning of period	297,134	211,810
Cash and cash equivalents at end of period	$281,550	$216,029
Supplemental disclosure of cash flow information
Income taxes paid	$1,869	$2,639
Interest paid	$1,809	$1,523
Non-cash items
Capital expenditures	$1,511	$846
Convertible debt	$2,175	$2,869
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
Semtech Corporation (together with its consolidated subsidiaries, the “Company” or “Semtech”) is a global supplier of analog and mixed-signal semiconductor products. The end-customers for the Company’s products are primarily original equipment manufacturers (“OEMs”) that produce and sell electronics.
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarter of fiscal years 2018 and 2017 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2017. In the opinion of the Company, these interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All intercompany balances have been eliminated. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the interim unaudited consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 29, 2017. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
The Company’s interim unaudited consolidated statements of income are referred to herein as the “Statements of Income.” The Company’s interim unaudited consolidated balance sheets are referred to herein as the “Balance Sheets” and interim unaudited consolidated statements of cash flows as the “Statements of Cash Flows.”
Segment Information
The Company’s Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker (“CODM”) as defined by guidance regarding segment disclosures (see Note 14 for further discussion). In fiscal year 2016, the Company identified five operating segments in total. Four of the operating segments aggregated into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as “All others”), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. As a result, the financial activity associated with the Systems Innovation Group was reported separately from the Company’s Semiconductor Products Group. This separate reporting was included in the “All others” category. On August 5, 2016, the Company completed its divestiture of its Snowbush Intellectual Property (“Snowbush IP”) business (previously part of the Company’s Systems Innovation Group) to Rambus Inc. (“Rambus”) for a purchase price of $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. Therefore, as of January 29, 2017, the Company no longer has a Systems Innovation Group or an “All others” category, resulting in four operating segments that aggregate into one reportable segment, the Semiconductor Products Group.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Guidance

In the first quarter of fiscal year 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). Under the amended guidance, all excess tax benefits and tax deficiencies will be recognized in the Statements of Income as they occur. This replaced the previous guidance, which requires tax benefits that exceed compensation cost ("windfalls") to be recognized in additional paid in capital. It also eliminates the need to maintain a windfall pool, and removes the requirement to delay recognizing a windfall until it reduces current taxes payable. Using the modified retrospective adoption method, in the first quarter of fiscal year 2018, the Company recognized deferred tax assets of $8.4 million for the windfall tax benefits and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. Under the amended guidance, companies will be able to make an accounting policy election to either continue to estimate forfeitures or account for forfeitures as they occur. Upon adoption, the Company elected to account for forfeitures when they occur, on a modified retrospective basis. In the first quarter of fiscal year 2018, a cumulative effect adjustment of $2.0 million was recorded to retained earnings. The amended guidance also changed the Statements of Cash Flow presentation of excess tax benefits, classifying them as operating activities instead of financing activities, consistent with other cash flows related to income taxes. Further, following the adoption of this updated guidance, there will be additional dilutive effects in earnings per share calculations because excess tax benefits will no longer be recognized in additional paid in capital. Due to the valuation allowance maintained against the Company’s deferred tax assets, the adoption of this updated guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued but Not Adopted as of April 30, 2017

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715). This standard amends the Statements of Income presentation of the components of net periodic benefit cost for defined benefit pension and other post retirement plans. This standard requires companies to: (1) disaggregate the current service cost component from the other components of net periodic benefit cost (the “other components”) and present it in the same line items on the Statements of Income as other current compensation costs for related employees and (2) present the other components outside of operating profit. This standard is required to be applied retrospectively and is effective for annual and interim periods beginning after December 15, 2017. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The pronouncement was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This pronouncement stipulates that an entity should perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized not exceeding the total amount of goodwill allocated to that reporting unit. The amendments in this pronouncement are to be applied on a prospective basis. This guidance will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 31, 2017. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805). This standard clarifies the definition of a business to assist entities with evaluating when a set of assets acquired or disposed of should be considered a business. The new standard requires an entity to evaluate if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets; if so, the set would not be considered a business. The new standard also requires a business to include at least one substantive process and narrows the definition of outputs. The new standard is effective for interim and annual periods beginning after December 15, 2017, and may be adopted earlier. The standard would be applied prospectively to any transaction occurring on or after the adoption date. The impact of this standard will be dependent upon the specific facts and circumstances of any applicable future acquisitions or dispositions.

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

In August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. This ASU is effective for fiscal years beginning after December 15, 2017. This ASU will be effective for the Company as of the beginning of fiscal year 2019. Early adoption is permitted in any interim or annual period. The Company is continuing to assess the overall impacts of the new standard. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which will require that substantially all leases be recognized by lessees on their Balance Sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective December 15, 2018, with early adoption permitted. The Company expects the valuation of right of use assets and lease liabilities, previously described as operating leases, to be the present value of our forecasted future lease commitments. The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations.

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

The Company’s assessment has identified a change in revenue recognition timing on our component sales made to certain distributors. The Company expects to recognize revenue when the Company delivers to the distributor rather than deferring recognition until the distributor sells the components.

On the date of initial application, the Company will remove the deferred net revenue on component sales made to certain distributors through a cumulative adjustment to retained earnings. The Company expects the revenue deferral to be offset by the acceleration of revenue recognition as control of the product transfers to its customer.

As the Company continues its assessment, it is also identifying and preparing to implement changes to accounting policies, business processes and internal controls to support the new accounting and disclosure requirements.

Note 2: Acquisitions
Triune Systems, L.L.C
On March 4, 2015, the Company acquired Triune Systems, L.L.C. ("Triune"), a privately-held supplier of isolated switching, wireless charging and power management platforms targeted at, among other things, high and low power, high efficiency applications. Under the terms of the purchase agreement, the Company acquired all of the outstanding equity interest in Triune for a guaranteed minimum purchase price of $45.0 million consisting of $35.0 million in cash paid at closing, with an additional cash consideration of $10.0 million of which $9.5 million was paid in September 2015 and $0.5 million was paid in the second quarter of fiscal year 2017.
Subject to achieving certain future financial goals (“Triune Earn-out”), up to $70.0 million of contingent consideration will be paid over three years if certain net revenue targets are achieved starting in fiscal year 2016 and ending in fiscal year 2018. An additional payment of up to $16.0 million will be paid after fiscal year 2018 if certain cumulative net revenue and contribution margin targets are achieved.

The Triune Earn-out targets for fiscal year 2017 were not met and the Company does not expect the fiscal year 2018 targets to be achieved. The fair value of the Triune Earn-out liability was zero as of April 30, 2017. (See Notes 6 and 12).

Note 3: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended
(in thousands, except per share amounts)	April 30, 2017	May 1, 2016
Net income	$11,821	$6,887

Weighted average common shares outstanding - basic	65,839	65,144
Dilutive effect of stock options and restricted stock units	1,537	408
Weighted average common shares outstanding - diluted	67,376	65,552

Basic earnings per common share	$0.18	$0.11
Diluted earnings per common share	$0.18	$0.11

Anti-dilutive shares not included in the above calculations	686	2,123

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share incorporates the incremental shares issuable, calculated using the treasury stock method, upon the assumed exercise of non-qualified stock options, the vesting of restricted stock units and performance unit awards if the conditions have been met.

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax share-based compensation included in the Statements of Income for the three months ended April 30, 2017 and May 1, 2016.

	Three Months Ended
(in thousands)	April 30, 2017	May 1, 2016
Revenue offset	$5,280	$—
Cost of sales	564	377
Selling, general and administrative	5,557	3,853
Product development and engineering	1,885	1,477
Share-based compensation	$13,286	$5,707
Net change in share-based compensation capitalized into inventory	$(414)	$(5)
Market Performance-Based Restricted Stock Units. The Company grants performance-based restricted stock units to select employees. In the first quarter of fiscal year 2018, the Company granted 215,857 performance-based restricted stock units that have a pre-defined market condition, a service condition and are accounted for as equity awards. The market condition is determined based upon the Company’s total stockholder return (“TSR”) benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over a one, two and three year performance period (one-third of the awards vesting each performance period). The fiscal year 2018 award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The Company used a Monte-Carlo simulation to determine the grant-date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The grant-date fair value per unit of the awards granted in the first quarter of fiscal year 2018 for each one, two and three year performance period is $38.01, $39.76 and $40.89, respectively. At April 30, 2017, the market metrics associated with the outstanding awards issued in fiscal year 2018 is expected to be met at a level which would result in a grant at 99% of target.

The performance-based restricted stock units are valued as of the measurement date and expense is recognized on a straight line basis for the awards expected to vest based on the probability of attainment of the performance condition for each separately vesting portion of the award.

Note 5: Investments
Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The cash equivalents consist primarily of money market funds that are Level 1 measurements. The investments in these funds were $17.0 million and $16.9 million as of April 30, 2017 and January 29, 2017, respectively.

The following table summarizes the Company’s available-for-sale securities:

	April 30, 2017			January 29, 2017
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Convertible debt	$2,175	$2,175	$750	$1,425	$1,425	$—
Other current assets	$2,175	$2,175	$750	$1,425	$1,425	$—
The following table summarizes the maturities of the Company’s available-for-sale securities:

	April 30, 2017		January 29, 2017
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$2,175	$2,175	$1,425	$1,425
After 1 year through 5 years	—	—	—	—
Other current assets	$2,175	$2,175	$1,425	$1,425
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale securities and are included in “Accumulated other comprehensive income” within the Balance Sheets. For all periods presented, there were no unrealized gains or losses on the Company's available-for-sale securities.

The Company's available-for-sales securities consist of an investment in a convertible debt instrument issued by a privately-held company and has been included in "Other current assets" within the Balance Sheets.

The Company currently has a $21.0 million investment in a private entity, which includes $5.0 million of restricted deposits that is accounted for at cost, and included in "Other assets" within the Balance Sheets. As part of its investment, the Company received a call option that allows the Company to purchase all of the outstanding equity of the entity. The call option, which was out-of-the-money at inception, is exercisable until June 30, 2018.

Note 6: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented within the Company's Balance Sheets as follows:

	Fair Value as of April 30, 2017				Fair Value as of January 29, 2017
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$16,994	$16,994	$—	$—	$16,945	$16,945	$—	$—
Derivative financial instruments	501	—	501	—	326	—	326	—
Convertible debt	2,175	—	—	2,175	1,425	—	—	1,425
Total financial assets	$19,670	$16,994	$501	$2,175	$18,696	$16,945	$326	$1,425

Financial liabilities:
Triune Earn-out	$—	$—	$—	$—	$—	$—	$—	$—
Cycleo Earn-out	1,242	—	—	1,242	1,242	—	—	1,242
Derivative financial instruments	36	—	36	—	—	—	—	—
Total financial liabilities	$1,278	$—	$36	$1,242	$1,242	$—	$—	$1,242
During the three months ended April 30, 2017, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of April 30, 2017 and January 29, 2017, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in the Balance Sheets under the caption “Other current assets” and the value of contracts in a loss position are recorded under the caption “Accrued liabilities” within the Balance Sheets. Please see Note 17 for further discussion of the Company’s derivative instruments.
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
The Cycleo Earn-out liability (see Note 12) is valued utilizing estimates of annual revenue and operating income (Level 3 inputs) through April 2020. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
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

The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the previous estimates. Changes in the estimated fair value of the Company’s contingent earn-out liabilities related to the time component of the present value calculation are reported in "Interest expense” within the Statements of Income. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

A reconciliation of the change in the earn-out liability during the three months ended April 30, 2017 is as follows:

(in thousands)	Cycleo	Triune	Total
Balance at January 29, 2017	$1,242	$—	$1,242
Changes in the fair value of contingent earn-out obligations	—	—	—
Balance as of April 30, 2017	$1,242	$—	$1,242
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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 9) is $142.5 million and $146.3 million and Revolving Commitments (as defined in Note 9) is $97.0 million as of both April 30, 2017 and January 29, 2017, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.

For its investment in non-marketable equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during the first quarter of fiscal year 2018.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	April 30, 2017	January 29, 2017
Raw materials	$2,991	$2,968
Work in progress	51,451	44,740
Finished goods	22,308	18,164
Inventories	$76,750	$65,872

Note 8: Goodwill and Intangible Assets
Goodwill – There were no events or changes in circumstances that would indicate the carrying amount of goodwill may not be recoverable as of April 30, 2017 and January 29, 2017. Goodwill by applicable reporting unit is as follows:

(in thousands)	Signal Integrity	Power and High Reliability	Wireless and Sensing	Total
Balance at January 29, 2017	$261,891	$49,384	$18,428	$329,703
Additions	—	—	—	—
Balance at April 30, 2017	$261,891	$49,384	$18,428	$329,703
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		April 30, 2017			January 29, 2017
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$144,930	$(98,126)	$46,804	$144,930	$(92,940)	$51,990
Customer relationships	5-10 years	30,030	(21,347)	8,683	30,030	(20,247)	9,783
Technology licenses (1)	2 years	100	(100)	—	100	(100)	—
Total finite-lived intangible assets		$175,060	$(119,573)	$55,487	$175,060	$(113,287)	$61,773

(1)
Technology licenses relate to licensing agreements entered into by the Company that are used in research and development activities and have alternative future uses. Amortization expense related to technology licenses is reported as "Product development and engineering" in the Statements of Income.

For the three months ended April 30, 2017 and May 1, 2016, amortization expense related to acquired finite-lived intangible assets was $6.3 million and $6.4 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as “Intangible amortization” within the Statements of Income.

Note 9: Credit Facilities

On November 15, 2016 (the "Closing Date"), Semtech Corporation, with certain of its domestic subsidiaries as guarantors (the "Guarantors"), entered into the amended and restated credit facility with the lenders party thereto ("Lenders"), and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the "Credit Agreement"). The Credit Agreement amended and restated the Company's prior credit agreement. The Company accounted for the Credit Agreement as a debt modification. Pursuant to the Credit Agreement, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate initial principal amount of $150.0 million (the “Term Loans”) and revolving credit commitments in an aggregate principal amount of $250.0 million (the “Revolving Commitments”). Up to $40.0 million of the Revolving Commitments may be used to obtain letters of credit, up to $25.0 million of the Revolving Commitments may be used to obtain swing line loans, and up to $40.0 million of the Revolving Commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars. Each of the Term Loans and the Revolving Commitments is scheduled to mature on November 12, 2021. As of April 30, 2017, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

All of the proceeds of the Credit Agreement were used to repay in full all of the obligations outstanding under the Company’s prior credit facility and to pay transaction costs in connection with such refinancing. As of November 15, 2016, $247.0 million of borrowings were outstanding under the Credit Agreement, consisting of $150.0 million in term loans and $97.0 million in revolving loans, and there was $153.0 million of undrawn revolving commitments. The proceeds of the revolving credit facility may be used by the Company for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.

The Credit Agreement provides that, subject to certain conditions, the Company may request the establishment of one or more additional term loan facilities and/or increases to the revolving commitments in an aggregate principal amount not to exceed the sum of (a) $150.0 million and (b) the aggregate principal amount of all voluntary prepayments of term loans made prior to the date of incurrence of such additional term loan facilities and/or increases to the revolving commitments. The Lenders will have an opportunity to, but are not required to participate in the additional term loan facilities and/or revolving commitment increases. If the Lenders do not agree to provide such incremental facilities, the Company may request such additional and/or increased facilities from additional lenders.
Interest on loans made under the Credit Agreement in U.S. Dollars accrues, at the Company's option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon the Company's consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by the Company plus a margin ranging from 1.25% to 2.25% depending upon the Company's consolidated leverage ratio (such margin, the "Applicable Margin"). The initial interest margin will be 2.00% for Base Rate loans and 1.00% for LIBOR rate loans, applicable until 2 business days following delivery of a compliance certificate by Semtech Corporation to the administrative agent with respect to the first fiscal period ending after the Closing Date. The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the prime rate of the administrative agent, (b) ½ of 1% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1%. Interest on loans made under the Credit Agreement in alternative currencies accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable alternative currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by the Company plus the Applicable Margin.
Commitment fees on the unused portion of the revolving commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon the Company's consolidated leverage ratio, provided the initial commitment fee shall be 0.38% per annum, applicable until two business days following delivery of a compliance certificate by the Company to the administrative agent. With respect to letters of credit, the Company will pay the administrative agent, for the account of the lenders under the revolving credit facility, letter of credit participation fees at a rate per annum equal to the applicable margin then in effect with respect to LIBOR-based loans under the revolving commitments on the face amount of all outstanding letters of credit. The Company also will pay HSBC Bank USA, N.A., as the issuing bank, a fronting fee for each letter of credit issued under the Credit Agreement at a rate equal to 0.125% per annum based on the maximum amount available to be drawn under each such letter of credit, as well as its customary documentation fees.

All obligations of the Company under the Credit Agreement are unconditionally guaranteed by each of the Guarantors, which currently consist of all of the direct and indirect domestic subsidiaries of Semtech Corporation. Semtech Corporation and the Guarantors have also pledged substantially all of their assets, including sixty-five percent (65.0%) of such Guarantor's equity interest in direct and indirect non-U.S. subsidiaries, to secure their obligations under the Credit Agreement, including the Company's owned real property located in Camarillo, California.

The outstanding principal balance of the Term Loans will be subject to repayment in quarterly installments. No amortization is required with respect to the revolving credit facility. The Company may voluntarily prepay borrowings under the Credit Agreement at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.

The Term Loans must be mandatorily prepaid using the proceeds of certain dispositions of assets and receipt of insurance proceeds, subject to agreed-upon thresholds and exceptions and customary reinvestment rights.

The Credit Agreement contains customary covenants, including limitations on Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, sell or otherwise dispose of assets, repurchase stock, pay dividends or make similar distributions, engage in certain transactions with affiliates and make capital expenditures. In addition, the Company must comply with the following financial covenants, tested at the end of each fiscal quarter on a trailing four-quarter basis: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 and (ii) a maximum consolidated leverage ratio of 3.00 to 1.00 provided that, such maximum consolidated leverage ratio may be increased to 3.25 to 1.00 or 3.50 to 1.00, as applicable, for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition which constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of April 30, 2017, the Company was in compliance with all covenants.

The Credit Agreement also contains customary provisions pertaining to events of default. If any event of default occurs, the principal, interest, and any other monetary obligations on all the then outstanding amounts can become due and payable immediately by action of the administrative agent acting upon the instructions of or with the consent of the Lenders representing more than 50% of the revolving commitments and outstanding term loans or automatically upon the occurrence of certain bankruptcy events related to the Company.
As of April 30, 2017, the interest rates payable on both the Term Loans and the Prior Revolving Commitments was 2.73%.

Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2018	$11,250
2019	15,938
2020	18,750
2021	19,688
2022	76,875
Total debt	$142,501

There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $97.0 million at April 30, 2017 and is due on or before November 12, 2021.

Note 10: Interest Income and Other (Expense) Income, Net
Interest and other expense, net, consist of the following:

	Fiscal Year Ended
(in thousands)	April 30, 2017	May 1, 2016
Interest income	$94	$27
Non-recoverable VAT tax	(132)	(106)
Foreign currency transaction (loss) gain	(486)	92
Miscellaneous expense	(108)	(58)
Non-operating expense, net	$(632)	$(45)

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Balance at January 29, 2017	$11,452
Additions based on tax positions related to the current year	28
Balance as of April 30, 2017	$11,480
Included in the balance of gross unrecognized tax benefits at April 30, 2017 and January 29, 2017, are $9.4 million and $9.3 million of net tax benefits (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate, subject to the valuation allowance.
The liability for UTP is reflected within the Balance Sheets as follows:

(in thousands)	April 30, 2017	January 29, 2017
Deferred tax assets - non-current	$9,309	$9,309
Other long-term liabilities	2,171	2,143
Total accrued taxes	$11,480	$11,452

The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes within the Statements of Income. The Company had approximately $0.3 million of net interest and penalties accrued at April 30, 2017 and January 29, 2017.

Tax years prior to 2012 (the Company’s fiscal year 2013) are generally not subject to examination by the U.S. Internal Revenue Service (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. For state returns, the Company is generally not subject to income tax examinations for years prior to 2012 (the Company’s fiscal year 2013). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2016. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

The Company’s regional income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	April 30, 2017	May 1, 2016
Domestic	$(4,167)	$(7,545)
Foreign	19,745	18,837
Total	$15,578	$11,292

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

Because the outcomes of litigation and other legal matters are inherently unpredictable, the Company’s evaluation of legal matters or proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved matters and proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on the Company’s earnings in any given reporting period. However, in the opinion of management, after consulting with legal counsel, any ultimate liability related to current outstanding claims and lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial statements, as a whole. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, operating results, or cash flows.

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
The Company’s currently pending legal matters of note are discussed below:
Environmental Matters
In 2001, the Company was notified by the California Department of Toxic Substances Control ("State") that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company joined with other potentially responsible parties that sent acetone to the site and entered into a Consent Order with the State that required the group to perform a soil investigation at the site and submit a remediation plan. The State has approved the remediation plan, which addressed the group’s initial obligations under the Consent Order. The Consent Order does not require the group to remediate the site and the State has indicated it intends to look to other parties for remediation. To date, the Company’s share of the group’s expenses has not been material and has been expensed as incurred. More recently, the State has decided to pursue a smaller group of parties for additional remediation and/or costs, in particular, parties the State alleges provided chlorinated solvents for recycling, including the Company. Due to the fact that there are fewer parties that are alleged to have provided chlorinated solvent wastes, the potential share of this alleged liability is much larger than the Company’s share of acetone group potential liability. On January 30, 2017, the Company entered into a Consent Decree to settle and resolve all of the State’s claims against the Company, including any liability the Company may have relating to acetone and chlorinated solvents. The Company’s share of the settlement amount to be paid to the State is not material. On January 31, 2017, the State filed its Complaint and lodged the Consent Decree. The Consent Decree was subject to a public comment period of not less than 30 days. The State filed a motion for entry of the Consent Decree on April 25, 2017 and the current owner of the property filed an Objection to the Proposed Consent Decree and Opposition to the Motion for Entry as well as a Motion to Intervene on May 15, 2017. A hearing date of the motion to enter the Consent Decree has been scheduled for June 5, 2017.

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

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the draft remedial action plan, the Company determined a revised range of probable loss between $5.0 million and $7.2 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss as follows within the Company’s Balance Sheets.

(in thousands)	Accrued Liability	Other-Long Term Liability	Total
Balance at January 29, 2017	$620	$4,381	$5,001
Change in estimate	880	(880)	—
Utilization	(50)	—	(50)
Balance at April 30, 2017	$1,450	$3,501	$4,951

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
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement ("Cycleo Amended Earn-Out") with the former shareholders of Cycleo SAS ("Cycleo Earn-Out Beneficiaries"), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period ("Cycleo Defined Earn-Out Period"). The Cycleo Defined Earn-Out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-Out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Amended Earn-Out of $6.7 million and $6.1 million as of April 30, 2017 and January 29, 2017, respectively, of which $1.6 million is expected to be paid within twelve months. The increase in the liability for the Cycleo Amended Earn-out since January 29, 2017 corresponds to the compensation expense recorded in fiscal year 2017.

Pursuant to the terms of the Triune Earn-out with the former members of Triune ("Triune Earn-out Beneficiaries"), which the Company acquired on March 4, 2015, the Company potentially may make payments totaling up to approximately $70.0 million based on achievement of certain net revenue targets measured at each fiscal year end, starting with fiscal year 2016 and ending in fiscal year 2018. An additional payment of up to $16.0 million may be made based upon a combination of cumulative revenue and contribution margin targets measured from the acquisition date through the end of the Company’s fiscal year 2018. For certain of the Triune Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Triune Earn-out targets for fiscal years 2017 and 2016 were not met and the Company does not expect the fiscal year 2018 targets to be achieved. Refer to Note 6 for additional discussion regarding fair value measurements.
A summary of earn-out liabilities by classification follows:

	Balance at April 30, 2017			Balance at January 29, 2017
(in thousands)	Cycleo	Triune	Total	Cycleo	Triune	Total
Compensation expense	$5,135	$—	$5,135	$4,576	$—	$4,576
Not conditional upon continued employment	949	—	949	949	—	949
Interest expense	610	—	610	543	—	543
Total liability	$6,694	$—	$6,694	$6,068	$—	$6,068

Amount expected to be settled within twelve months	$1,580	$—	$1,580

Note 13: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended
(percentage of net sales)	April 30, 2017	May 1, 2016
Trend-tek Technology Ltd (and affiliates)	10%	12%
The Company did not have any customer that accounted for at least 10% of total net receivables as of April 30, 2017 or January 29, 2017.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For the first quarter of fiscal years 2018 and 2017, respectively, approximately 21% and 25%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods.
In the first quarter of fiscal year 2018, authorized distributors accounted for approximately 64% of the Company’s net sales compared to approximately 65% in the first quarter of fiscal year 2017. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the first quarter of fiscal year 2018, our two largest distributors were based in Asia.

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

On August 5, 2016, the Company completed its divestiture of its Snowbush IP business, and the Company no longer has a Systems Innovation Group or an "All others" category, which previously existed as a separate operating segment.

The Company’s assets are commingled among the various operating segments and the CODM does not use that information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment below.

Net sales by segment are as follows:

	Three Months Ended
(in thousands)	April 30, 2017	May 1, 2016
Semiconductor Products Group	$143,802	$130,940
All others	—	205
Total	$143,802	$131,145

Income by segment and reconciliation to consolidated operating income:

	Three Months Ended
(in thousands)	April 30, 2017	May 1, 2016
Semiconductor Products Group	$39,222	$27,454
All others	—	(560)
Operating income by segment	39,222	26,894
Items to reconcile segment operating income to consolidated income before taxes
Intangible amortization and impairments	6,286	6,403
Share-based compensation	13,286	5,707
Changes in the fair value of contingent earn-out obligations	—	(33)
Restructuring charges	429	—
Other non-segment related expenses	775	1,242
Amortization of fair value adjustments related to acquired property, plant and equipment	190	308
Interest expense, net	2,046	1,930
Non-operating expense, net	632	45
Income before taxes	$15,578	$11,292
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

The table below provides net sales activity by product line on a comparative basis for all periods.

	Three Months Ended
(in thousands, except percentages)	April 30, 2017		May 1, 2016
Signal Integrity	$68,058	49%	$69,882	53%
Protection	42,249	29%	31,570	24%
Wireless and Sensing	28,010	19%	15,607	12%
Power and High-Reliability	10,765	7%	13,881	11%
Systems Innovation	—	—%	205	—%
Other: Warrant Shares	(5,280)	(4)%	—	—%
Total net sales	$143,802	100%	$131,145	100%

The cost of the Warrant granted is recognized as an offset to net sales over the respective performance period (see Note 4 for discussion regarding Share-Based Compensation).
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended
	April 30, 2017	May 1, 2016
Asia-Pacific	75%	77%
North America	22%	14%
Europe	7%	9%
Other: Warrant Shares	(4)%	—%
	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended
(percentage of total sales)	April 30, 2017	May 1, 2016
China (including Hong Kong)	52%	48%
United States	9%	10%

Note 15: Stock Repurchase Program

Stock Repurchase Program

The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the first quarters of the fiscal years listed below:

	Three Months Ended
	April 30, 2017		May 1, 2016
(in thousands, except number of shares)	Shares	Value	Shares	Value
Shares repurchased under the stock repurchase program	300,000	$9,961	734,645	$20,000
Total treasury shares required	300,000	$9,961	734,645	$20,000

As of April 30, 2017, the Company had repurchased $146.6 million in shares of its common stock under the program since inception and the remaining authorization under the program was $51.8 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 16: Restructuring
From time to time, the Company takes steps to align operating expenses with business performance and expectations.

Restructuring related liabilities are included within “Accrued liabilities” within the Balance Sheets as of April 30, 2017 and January 29, 2017, respectively. Restructuring charges, if any, are presented within “Restructuring charges” within the Statements of Income.

Activity under the restructuring plans is summarized in the following table:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 29, 2017	$13	$—	$13
Charges	11	418	429
Cash payments	(11)	—	(11)
Balance at April 30, 2017	$13	$418	$431

Note 17: Derivatives and Hedging Activities

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

At April 30, 2017, the Company had the following outstanding foreign exchange contracts:

(in thousands)
Foreign Exchange Contracts	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	9	$14,904	C$	20,250
Sell USD/Buy GBP Forward Contract	9	$8,271		£6,750
Total	18

These contracts, with maturities extending into the subsequent fiscal year, met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive gain in shareholders’ equity. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") until the hedged item is recognized in selling, general and administrative ("SG&A") expense within the Statements of Income when the underlying hedged expense is recognized. Any ineffective portions of cash flow hedges are recorded in "Non-operating expense, net" within the Company’s Statements of Income. The Company presents its derivative assets and liabilities at their gross fair values on the Balance Sheets.

The table below summarizes the carrying values of derivative instruments as of April 30, 2017 and January 29, 2017:

	Carrying Values of Derivative Instruments as of April 30, 2017
(in thousands)	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$501	$(36)	$465
Total derivatives	$501	$(36)	$465

	Carrying Values of Derivative Instruments as of January 29, 2017
	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$326	$—	$326
Total derivatives	$326	$—	$326

(1)	Assets are included in "Other current assets" and liabilities are included in "Accrued liabilities" within the Balance Sheets.

(2)	The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Please refer to Note 6.

The following table summarizes the amount of income recognized from derivative instruments for the three months ended April 30, 2017 and May 1, 2016 as well as the line items within the accompanying Statements of Income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
(in thousands)	April 30, 2017	May 1, 2016		April 30, 2017	May 1, 2016		April 30, 2017	May 1, 2016
Sell USD/Buy CHF Forward Contract	$—	$266	SG&A	$—	$(17)	SG&A	$—	$1
Sell USD/Buy CAD Forward Contract	(35)	1,785	SG&A	—	(141)	SG&A	—	3
Sell USD/Buy GBP Forward Contract	234	(73)	SG&A	(59)	71	SG&A	—	—
	$199	$1,978		$(59)	$(87)		$—	$4

The amount of gains related to the effective portion of derivative instruments designated as cash flow hedges included in “Accumulated other comprehensive loss” within the Balance Sheets as of April 30, 2017 and May 1, 2016 was $0.1 million and $1.9 million. Any gains or losses under these contracts are expected to be realized and reclassified to selling, general and administrative within the next nine months.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the “Special Note Regarding Forward-Looking and Cautionary Statements” in this Quarterly Report.
Overview
Semtech Corporation (together with its consolidated subsidiaries, the “Company”, “we”, “our”, or “us”) designs, develops, manufactures and markets high-performance analog and mixed signal semiconductor products. We operate and account for results in one reportable segment. Prior to the third quarter of fiscal year 2017, we also had one non-reportable segment. See Note 14 to our unaudited consolidated financial statements. The Company’s interim unaudited consolidated balance sheets are referred to herein as the “Balance Sheets” and interim unaudited consolidated statements of income are referred to herein as the “Statements of Income.”
Our product lines include:
Signal Integrity Products. We design, develop and market a portfolio of optical communications, broadcast video and backplane products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of integrated circuits ("ICs") for optical transceivers, backplane applications and high-speed interfaces ranges from 100Mbps to 100Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, passive optical networks and SONET. Our broadcast video products offer advanced solutions for next generation video formats, ever increasing data rates and evolving input/output and distance requirements.
Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors ("TVS"). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge, electrical over stress or secondary lightning surge energy, can permanently damage sensitive complementary metal-oxide-semiconductor ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD TVs, set-top boxes, tablets, computers, notebooks, base stations, routers, automobile and industrial instruments.
Wireless and Sensing Products. We design, develop and market a portfolio of specialized RF products used in a wide variety of industrial, medical and communications applications, and specialized sensing products used in industrial and consumer applications. Our wireless products feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments. This makes these products particularly suitable for machine to machine and IoT applications. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Specifically, the proximity sensing capability of our devices enable advanced user interface solutions for mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets.
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

On August 5, 2016, we completed the divestiture of our Snowbush IP business (the remaining part of our Systems Innovation Group) to Rambus Inc. ("Rambus") for $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. In fiscal year 2017, we recorded a gain of $25.5 million on the disposition of this business. Other than this gain, the divestiture did not and is not expected to have a material impact on our consolidated financial statements. Following the divestiture, as of January 29, 2017, we no longer have a Systems Innovation Group.
Our net sales by product line are as follows:

	Three Months Ended
(in thousands)	April 30, 2017	May 1, 2016
Signal Integrity	$68,058	$69,882
Protection	42,249	31,570
Wireless and Sensing	28,010	15,607
Power and High-Reliability	10,765	13,881
Systems Innovation	—	205
Other: Warrant Shares (1)	(5,280)	—
Total	$143,802	$131,145
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
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and “just-in-time” deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the first quarters of fiscal years 2018 and 2017 represented 41% and 53% of net sales, respectively. Sales made directly to customers during the first quarters of fiscal years 2018 and 2017 were 36% and 35% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For the first quarter of fiscal years 2018 and 2017, respectively, approximately 21% and 25%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods. Foreign sales during the first quarter of fiscal years 2018 and 2017 constituted approximately 91% and 90%, respectively, of our net sales. Approximately 82% and 86% of foreign sales during the first quarters of fiscal years 2018 and 2017, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
Critical Accounting Policies and Estimates
In addition to the discussion below, please refer to the disclosures regarding our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 23, 2017.

Fiscal Periods
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarter of fiscal years 2018 and 2017 each consisted of 13 weeks.
Revenue and Cost of Sales
We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Product design and engineering recoveries are recognized during the period in which services are performed and are recorded as an offset to the related expenses. Historically, these recoveries have not exceeded the cost of the related development efforts. We include revenue related to technology licenses as part of net sales. Historically, revenue from these arrangements has not been significant though it is part of our recurring ordinary business.

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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross margin to the actual gross sales. The average gross margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded within the Balance Sheets under the heading of "Deferred revenue." There were no significant impairments of deferred cost of revenues in the first three months of fiscal years 2018 or 2017.

The following table summarizes the deferred revenue balance:

(in thousands)	April 30, 2017	January 29, 2017
Deferred revenues	$11,296	$11,419
Deferred cost of revenues	(2,249)	(2,246)
Deferred revenue, net	9,047	9,173
Deferred product design and engineering recoveries	3,311	2,886
Total deferred revenue	$12,358	$12,059
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

Results of Operations
The following table sets forth, for the periods indicated, our Statements of Income expressed as a percentage of revenues.

	Three Months Ended
	April 30, 2017	May 1, 2016
Net sales	100.0%	100.0%
Cost of sales	41.0%	40.1%
Gross profit	59.0%	59.9%
Operating costs and expenses:
Selling, general and administrative	23.4%	25.7%
Product development and engineering	18.1%	19.2%
Intangible amortization	4.4%	4.9%
Loss on disposition of business operations	0.3%	—%
Changes in the fair value of contingent earn-out obligations	—%	—%
Restructuring charges	0.3%	—%
Total operating costs and expenses	46.4%	49.8%
Operating income	12.6%	10.1%
Interest expense, net	(1.4)%	(1.5)%
Non-operating expense, net	(0.4)%	—%
Income before taxes	10.7%	8.6%
Provision for taxes	2.6%	3.4%
Net income	8.2%	5.3%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended
(in thousands)	April 30, 2017	May 1, 2016
Domestic	$(4,167)	$(7,545)
Foreign	19,745	18,837
Total	$15,578	$11,292
Domestic performance from continuing operations includes amortization of acquired intangible assets and higher levels of share-based compensation compared to foreign operations.
Recent Accounting Pronouncements
New accounting standards are discussed in Note 1 to our consolidated financial statements, included in Item 1, of this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended April 30, 2017 and May 1, 2016

All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our consolidated financial statements in this Quarterly Report for a description of each market category):

	Three Months Ended
(in thousands, except percentages)	April 30, 2017		May 1, 2016
Enterprise Computing	$50,519	35%	$48,851	37%
Industrial	30,598	21%	30,445	23%
High-End Consumer	41,988	29%	27,022	21%
Communications	25,977	19%	24,827	19%
Other: Warrant Shares	(5,280)	(4)%	—	—%
Total	$143,802	100%	$131,145	100%

Net Sales
Net sales for the first quarter of fiscal year 2018 were $143.8 million, an increase of 10% compared to $131.1 million for the first quarter of fiscal year 2017. During the first quarter of fiscal year 2018, we benefited from strength in our high-end consumer end-market due to higher demand from out largest Korean customer and growing demand for our LoRa® and proximity sensing products. This strength was partially offset by lower net sales of our power and high-reliability products and the $5.3 million impact from the Warrant granted to Comcast which offset net sales.
Based on recent bookings trends and our backlog entering the quarter, we estimate net sales for the second quarter of fiscal year 2018 to be between $147.0 million and $157.0 million.
Gross Profit
In the first quarter of fiscal year 2018, gross profit increased to $84.9 million from $78.5 million in the first quarter of fiscal year 2017. Gross margins were 59.0% in the first quarter of fiscal year 2018 compared to 59.9% in the first quarter of fiscal year 2017. The gross margins in the first quarter of fiscal year 2018 was unfavorably impacted by the Warrant granted to Comcast, partially offset by a more favorable mix of higher margin product and higher absorption.
In the second quarter of fiscal year 2018, we expect our gross margins to increase by approximately 50 basis points.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	April 30, 2017		May 1, 2016
Selling, general and administrative	$33,586	50%	$33,715	52%	—%
Product development and engineering	25,983	39%	25,172	39%	3%
Intangible amortization	6,286	9%	6,403	10%	(2)%
Loss on disposition of business operations	375	1%	—	—%	100%
Restructuring	429	1%	—	—%	—%
Changes in the fair value of contingent earn-out obligations	—	—%	(33)	(1)%	(100)%
Total operating costs and expenses	$66,659	100%	$65,257	100%	2%
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased slightly in the first quarter of fiscal year 2018 compared to the same quarter of fiscal year 2017. The benefit of lower contingency reserves, related to an identified escheat liability recorded in the first quarter of fiscal year 2017, was partially offset by higher compensation costs in the first quarter of fiscal year 2018.
Product Development and Engineering Expenses
Product development and engineering expenses increased slightly in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017 as a result of higher supplemental and share-based compensation expenses, partially offset by a decline in outside service expenses.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $6.3 million and $6.4 million in the first quarter of fiscal years 2018 and 2017, respectively.
Interest Expense
Interest and amortization of debt discount and expense was $2.0 million and $1.9 million in the first quarter of fiscal year 2018 and 2017, respectively. The slight increase is primarily related to moderately higher interest rates, partially offset by lower debt levels.
We expect the interest rate on our credit facility to decrease slightly in the second quarter of fiscal year 2018 as the benefit from lower leverage ratios, in the form of a lower margin, will offset the impact we are experiencing from the higher interest rate environment. See “Liquidity and Capital Resources.”

Income Taxes
The effective tax rates for the first quarter of fiscal years 2018 and 2017 were a provision of 24.1% and 39.0%, respectively. In the first quarter of fiscal year 2018, we recorded an income tax provision of $3.8 million compared to $4.4 million in the first quarter of fiscal year 2017. The effective tax rate in the first quarter of fiscal year 2018 was lower than the effective tax rate in first quarter of fiscal year 2017 primarily due to the reduction in U.S. based losses for which no tax benefit is recognized.
Our effective tax rate in the first quarter of fiscal year 2018 differs from the statutory federal income tax rate of 35% primarily due to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided. As a result of the valuation reserves that we maintain against our U.S. based deferred tax assets, our effective tax rate is subject to extreme volatility depending on the changes in our U.S. profitability in relation to total income from continuing operations before income taxes.
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

As of April 30, 2017, our total stockholders’ equity was $617.1 million. At that date, we also had approximately $281.6 million in cash and cash equivalents and $237.4 million of borrowings, net of debt discount.
We believe that sources and uses of cash when used in conjunction with GAAP measures provide useful information to investors in evaluating our cash flows. Our primary sources and uses of cash for the corresponding periods are presented below (non-GAAP):

	Three Months Ended
(in millions)	April 30, 2017	May 1, 2016
Sources of Cash
Operating activities	$10.4	$13.8
Proceeds from sales of property, plant and equipment	—	—
Proceeds from exercise of stock options	1.2	0.2
	$11.6	$14.0
Uses of Cash
Purchase of property, plant and equipment	(5.2)	(2.7)
Purchase of investments	(4.8)	—
Payments of term loans	(3.7)	(4.7)
Payment for employee share-based compensation payroll taxes	(3.5)	(2.4)
Repurchase of outstanding common stock	(10.0)	—
	$(27.2)	$(9.8)
Net (decrease) increase in cash and cash equivalents	$(15.6)	$4.2

In summary, our cash flows for each period were as follows:

	Three Months Ended
(in millions)	April 30, 2017	May 1, 2016
Net cash provided by operating activities	$10.4	$13.8
Net cash used in investing activities	(9.9)	(2.7)
Net cash used in financing activities	(16.1)	(6.9)
Net (decrease) increase in cash and cash equivalents	$(15.6)	$4.2
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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of April 30, 2017, our foreign subsidiaries held approximately $215.4 million of cash and cash equivalents compared to $224.6 million at January 29, 2017. Earnings previously taxed in the U.S. of $18.8 million can be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. As of April 30, 2017, our foreign subsidiaries had $608.7 million of unremitted earnings for which no Federal or state taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
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

Operating cash flow for the first three months of fiscal year 2018 was impacted by $19.6 million of supplemental compensation, which is aligned with our financial performance and is normally settled in the first quarter of each fiscal year. Additionally, $11.3 million was spent to buildup inventory due to increasing demand and there was an increase of $4.5 million in accounts receivable due to revenue growth and customer mix.
Investing Activities
Cash flows used in investing activities are primarily attributable to capital expenditures, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $5.2 million for the first three months of fiscal year 2018 compared to $2.7 million for the first three months of fiscal year 2017.
Financing Activities
Cash flows used in financing activities are primarily attributable to principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
In the first three months of fiscal year 2018, we received $1.2 million in proceeds from the exercise of stock options compared to $0.2 million in the first three months of fiscal year 2017.
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
Credit Facilities
On November 15, 2016 (the "Closing Date"), we entered into an amended and restated credit agreement (the "Credit Agreement") to refinance our prior credit agreement. We accounted for the Credit Agreement as a debt modification. Pursuant to the Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million (the "Term Loans") and revolving commitments in an aggregate principal amount of $250.0 million (the "Revolving Commitments"). Up to $40.0 million of the Revolving Commitments may be used to obtain letters of credit, up to $25.0 million of the Revolving Commitments may be used to obtain swing line loans, and up to $40.0 million of the Revolving Commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). Each of the Term Loans and the Revolving Commitments is scheduled to mature on November 12, 2021.

The Credit Agreement refinanced our existing $400.0 million senior secured first lien credit facilities. All of the proceeds of the Term Loans were used to repay in full all of the obligations outstanding under the prior credit agreement and to pay transaction costs in connection with such refinancing and the Credit Agreement. As of April 30, 2017 we have $142.5 million outstanding under our Term Loans and $97.0 million outstanding under our Revolving Commitments.

As of April 30, 2017, $153.0 million of the Revolving Commitments were undrawn. The proceeds of the revolving credit facility may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.

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

Stock Repurchase Program

We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. This program represents one of our principal efforts to return value to our stockholders. We repurchased 300,000 shares under this program in the first three months of fiscal year 2018 for $10.0 million. In the first three months of fiscal year 2017, we repurchased 734,645 shares under this program for $20.0 million. We currently have $51.8 million available under this program that may be used for future repurchases.

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

Contractual Obligations
There were no material changes in our contractual obligations during the first three months of fiscal year 2018 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 filed with the SEC on March 23, 2017.
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
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for fiscal year 2017 that ended on January 29, 2017 filed with the SEC on March 23, 2017. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
We do not engage in the trading of derivative financial instruments in the normal course of business to mitigate our risk related to interest rates. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.7 million as a result of our variable-rate debt. The effect of the 100 basis points increase would not be expected to significantly impact the fair value of our variable-rate debt.

We are subject to risks related to changes in foreign currency exchange rates as we experience expenses denominated in foreign currencies. As a result, changes in exchange rate fluctuations may positively or negatively affect results of operations. We enter into forward contracts to hedge anticipated foreign currency denominated transactions generally expected to occur in the current and subsequent fiscal years. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, these cash flow hedges are designated for hedge accounting treatment and gains and losses on these contracts are recorded in accumulated other comprehensive income in stockholder’s equity and reclassified into earnings at the time that the related transactions being hedged are recognized in earnings. Please see Note 17 to our unaudited consolidated financial statements in Part I, Item 1 of this report for further discussion of our derivative instruments.

An adverse change of the U.S. Dollar against our foreign currency operating expenses of 10%, after taking into account balance sheet hedges, would have resulted in an adverse impact on income before taxes of $1.3 million in the first quarter of fiscal year 2018.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of April 30, 2017.

Changes in Internal Controls

There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 12 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A.	Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 filed with the SEC on March 23, 2017. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 filed with the SEC on March 23, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2018.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2017 (01/30/17-02/26/17)	—	$—	—	$61.7	million
March 2017 (02/27/17-03/26/17)	42,230	33.89	42,230	$60.3	million
April 2017 (03/27/17-04/30/17)	257,770	33.11	257,770	$51.8	million
Total activity	300,000	$33.22	300,000

(1)
We maintain an active stock repurchase program which was approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years.

As of April 30, 2017, we had repurchased $146.6 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $51.8 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.
Limitation Upon Payment of Dividends
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

SEMTECH CORPORATION
Registrant

Date: May 31, 2017	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: May 31, 2017	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer