Form 10-Q
period 2017-07-30
SEMTECH CORP
filed 2017-08-30
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 30, 2017
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
____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock, $0.01 par value per share, outstanding at August 25, 2017: 66,198,680

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 30, 2017

Unless the context otherwise requires, the use of the terms "Semtech," "the Company," "we," "us" and "our" in this Quarterly Report on Form 10-Q refers to Semtech Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q  may contain references to the Company’s trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.
Special Note Regarding Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected.
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
Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 including, without limitation information under the caption "Risk Factors", in other filings with the Securities and Exchange Commission ("SEC"), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net sales	$153,127	$135,911	$296,929	$267,056
Cost of sales	60,891	54,136	119,778	106,757
Gross profit	92,236	81,775	177,151	160,299
Operating costs and expenses:
Selling, general and administrative	39,237	32,824	72,823	66,538
Product development and engineering	27,432	26,325	53,415	51,497
Intangible amortization	6,675	6,328	12,961	12,731
Loss on disposition of business operations	—	—	375	—
Changes in the fair value of contingent earn-out obligations	—	(129)	—	(162)
Restructuring charges	—	—	429	—
Total operating costs and expenses	73,344	65,348	140,003	130,604
Operating income	18,892	16,427	37,148	29,695
Interest expense, net	(2,029)	(2,037)	(4,075)	(3,967)
Non-operating expense, net	(204)	(136)	(836)	(181)
Income before taxes	16,659	14,254	32,237	25,547
Provision for taxes	4,095	5,276	7,852	9,681
Net income	$12,564	$8,978	$24,385	$15,866
Earnings per share:
Basic	$0.19	$0.14	$0.37	$0.24
Diluted	$0.19	$0.14	$0.36	$0.24
Weighted average number of shares used in computing earnings per share:
Basic	65,763	65,299	65,801	65,222
Diluted	67,470	65,905	67,421	65,723
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net income	$12,564	$8,978	$24,385	$15,866
Other comprehensive income, net:
Unrealized gain (loss) on foreign currency cash flow hedges	810	(1,235)	993	743
Realized gain on foreign currency cash flow hedges	(203)	(371)	(256)	(458)
Unrealized gain on convertible debt	—	—	750	—
Release of realized gain on convertible debt	(750)	—	(750)	—
Change in unrealized gain on interest rate cap	—	—	—	85
Change in employee benefit plans	22	—	43	—
Other comprehensive (loss) income, net	(121)	(1,606)	780	370
Comprehensive income	$12,443	$7,372	$25,165	$16,236
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 30, 2017	January 29, 2017
Assets
Current assets:
Cash and cash equivalents	$277,854	$297,134
Accounts receivable, less allowances of $9,028 and $8,230, respectively	61,220	51,441
Inventories	74,975	65,872
Prepaid taxes	3,564	5,563
Other current assets	21,217	18,418
Total current assets	438,830	438,428
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $169,241 and $161,236, respectively	118,740	108,910
Deferred tax assets	6,341	5,493
Goodwill	346,575	329,703
Other intangible assets, net	75,112	61,773
Other assets	75,784	67,235
TOTAL ASSETS	$1,061,382	$1,011,542
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,868	$41,960
Accrued liabilities	65,843	54,524
Deferred revenue	13,230	12,059
Current portion - long-term debt	14,452	14,432
Total current liabilities	128,393	122,975
Non-current liabilities:
Deferred tax liabilities	8,879	6,881
Long term debt, less current portion	219,293	226,524
Other long-term liabilities	64,916	49,899

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,833,267 outstanding and 78,136,144 issued and 65,793,083 outstanding, respectively	785	785
Treasury stock, at cost, 12,302,877 shares and 12,343,061 shares, respectively	(257,634)	(253,107)
Additional paid-in capital	406,960	390,938
Retained earnings	490,304	467,941
Accumulated other comprehensive loss	(514)	(1,294)
Total stockholders’ equity	639,901	605,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,061,382	$1,011,542
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 30, 2017	July 31, 2016
Cash flows from operating activities:
Net income	$24,385	$15,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,093	23,887
Accretion of deferred financing costs and debt discount	289	332
Deferred income taxes	380	9,495
Share-based compensation and warrant costs	28,810	11,804
Loss on disposition of business operations and assets	424	66
Earn-out liabilities	—	(162)
Contingencies	45	(66)
Corporate owned life insurance, net	554	513
Changes in assets and liabilities:
Accounts receivable, net	(9,490)	(12,821)
Inventories	(9,423)	1,374
Other assets	(1,099)	(10,855)
Accounts payable	(9,132)	3,170
Accrued liabilities	(6,541)	5,070
Deferred revenue	196	1,182
Income taxes payable	1,328	(4,859)
Other liabilities	2,177	1,471
Net cash provided by operating activities	45,996	45,467
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	6	—
Purchase of property, plant and equipment	(18,952)	(5,348)
Purchase of investments	(7,462)	(1,248)
Acquisitions, net of cash acquired	(17,619)	—
Net cash used in investing activities	(44,027)	(6,596)
Cash flows from financing activities:
Payments of term loans	(7,500)	(9,374)
Payment for employee share-based compensation payroll taxes	(5,687)	(2,849)
Proceeds from exercise of stock options	2,332	968
Repurchase of outstanding common stock	(10,394)	(539)
Net cash used in financing activities	(21,249)	(11,794)
Net (decrease) increase in cash and cash equivalents	(19,280)	27,077
Cash and cash equivalents at beginning of period	297,134	211,810
Cash and cash equivalents at end of period	$277,854	$238,887
Supplemental disclosure of cash flow information
Income taxes paid	$3,078	$4,395
Interest paid	$3,490	$3,252
Non-cash items
Capital expenditures	$1,902	$3,601
Convertible debt	$1,175	$1,444
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a global supplier of high performance analog, mixed-signal semiconductors and advanced algorithms. The end-customers for the Company’s products are primarily original equipment manufacturers ("OEMs") that produce and sell electronics.
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
High-End Consumer: handheld products, smartphones, wireless charging, set-top boxes, digital televisions, monitors and displays, tablets, digital video recorders and other consumer equipment.
Industrial: analog and digital video broadcast equipment, automated meter reading, Internet of Things ("IoT"), smart grid, wireless charging, military and aerospace, medical, security systems, automotive, industrial and home automation and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The second quarter of fiscal years 2018 and 2017 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2017. In the opinion of the Company, these interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All intercompany balances have been eliminated. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the interim unaudited consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 29, 2017. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
The Company’s interim unaudited consolidated statements of income are referred to herein as the "Statements of Income." The Company’s interim unaudited consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited consolidated statements of cash flows as the "Statements of Cash Flows."
Segment Information
The Company’s Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker ("CODM") as defined by guidance regarding segment disclosures (see Note 14 for further discussion). In fiscal year 2016, the Company identified five operating segments in total. Four of the operating segments aggregated into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as "All others"), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. As a result, the financial activity associated with the Systems Innovation Group was reported separately from the Company’s Semiconductor Products Group. This separate reporting was included in the "All others" category. On August 5, 2016, the Company completed its divestiture of its Snowbush Intellectual Property ("Snowbush IP") business (previously part of the Company’s Systems Innovation Group) to Rambus Inc. ("Rambus") for a purchase price of $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. Therefore, as of January 29, 2017, the Company no longer has a Systems Innovation Group or an "All others" category, resulting in four operating segments that aggregate into one reportable segment, the Semiconductor Products Group.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Guidance

In the first quarter of fiscal year 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). Under the amended guidance, all excess tax benefits and tax deficiencies will be recognized in the Statements of Income as they occur. This replaced the previous guidance, which required tax benefits that exceed compensation cost ("windfalls") to be recognized in additional paid in capital. It also eliminates the need to maintain a windfall pool, and removes the requirement to delay recognizing a windfall until it reduces current taxes payable. Using the modified retrospective adoption method, in the first quarter of fiscal year 2018, the Company recognized deferred tax assets of $8.4 million for the windfall tax benefits and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. Under the amended guidance, companies can make an accounting policy election to either continue to estimate forfeitures or account for forfeitures as they occur. Upon adoption, the Company elected to account for forfeitures when they occur, on a modified retrospective basis. In the first quarter of fiscal year 2018, a cumulative effect adjustment of $2.0 million was recorded to retained earnings. The amended guidance also changed the Statements of Cash Flow presentation of excess tax benefits, classifying them as operating activities instead of financing activities, consistent with other cash flows related to income taxes. Further, following the adoption of this updated guidance, there will be additional dilutive effects in earnings per share calculations because excess tax benefits are no longer recognized in additional paid in capital. Due to the valuation allowance maintained against the Company’s deferred tax assets, the adoption of this updated guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued but Not Adopted as of July 30, 2017

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). This standard addresses narrow issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. Part I addresses the complexity of accounting for certain financial instruments with down round features. Part II addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of pending content in the Accounting Standards Codification ("ASC") that results from the indefinite deferral of accounting requirements concerning mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715). This standard amends the Statements of Income presentation of the components of net periodic benefit cost for defined benefit pension and other post retirement plans. This standard requires companies to: (1) disaggregate the current service cost component from the other components of net periodic benefit cost (the "other components") and present it in the same line items on the Statements of Income as other current compensation costs for related employees and (2) present the other components outside of operating profit. This standard is required to be applied retrospectively and is effective for annual and interim periods beginning after December 15, 2017. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Asset Transfers Other Than Inventory (Topic 740). This accounting standard update is aimed at recognizing the income tax consequences of intra-entity transfers of assets other than inventory when they occur. This removes the exception to postpone recognition until the asset has been sold to an outside party. This ASU will be effective in the first quarter of fiscal year 2020. The standard update is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the Balance Sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact this pronouncement will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. This ASU is effective for fiscal years beginning after December 15, 2017. This ASU will be effective for the Company as of the beginning of fiscal year 2019. Early adoption is permitted in any interim or annual period. The Company is continuing to assess the overall impacts of the new standard. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require that substantially all leases be recognized by lessees on their Balance Sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including descriptions of significant judgments made by management, to provide greater insight into the extent of expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective for the Company as of the beginning of fiscal year 2020. The Company expects the valuation of right of use assets and lease liabilities, previously described as operating leases, to be the present value of the Company's forecasted future lease commitments. The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations.

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

The Company’s assessment has identified a change in revenue recognition timing on the Company's component sales made to certain distributors where revenues are currently deferred and not recognized until the distributor sells the components to the distributor’s customers. The Company expects to recognize revenue when the Company delivers or "sells into" the distributor rather than deferring recognition until the distributor sells the components or "sells through" to the end customer.

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

Note 2: Acquisitions
AptoVision Technologies Inc.

On July 1, 2017, the Company acquired AptoVision Technologies Inc. ("AptoVision"), a privately-held provider of uncompressed, zero-frame latency, video-over-IP solutions addressing the pro audio visual ("Pro AV") market. The unique combination of AptoVision's advanced algorithms for real-time, full bandwidth video transmission over IP networks, and Semtech's industry leading high-speed signal integrity and chip development expertise is expected to enable the adoption of Software Defined Video over Ethernet ("SDVoE") accelerating this natural progression in the evolution of video transport.

Under the terms of the share purchase agreement, the Company acquired all of the outstanding equity interest in AptoVision for a cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn out periods. The fair value of the additional contingent consideration (the "AptoVision Earn-out") is estimated to be $17.0 million (see Note 6), of which $8.5 million is presented under "Accrued liabilities" and $8.5 million is presented under "Other long-term liabilities" in the Balance Sheets. Acquisition related transaction costs of $0.9 million are presented under "Selling, general and administrative" expense in the Statements of Income. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred.

AptoVision met the definition of a business and is accounted for under the acquisition method of accounting in accordance with the FASB’s ASC Topic 805, Business Combinations. The consideration to acquire AptoVision was preliminarily allocated to the acquired tangible and intangible assets and assumed liabilities of AptoVision based on their respective estimated fair values as of the acquisition date. A summary of the preliminary allocation is as follows:

(in thousands)	Estimated Useful Life	July 30, 2017
Finite-lived intangible asset - Developed Technology	6-7 years	$20,000
Finite-lived intangible asset - Customer Relationships	3 years	4,000
Indefinite-lived intangible asset - in-process research and development ("IPR&D")		2,300
Goodwill		16,872
Other (liabilities) assets, net		(8,553)
Total consideration		$34,619

The fair value of the developed technology rights acquired was determined by estimating the probability-weighted net cash flows attributable to these rights discounted to present value using a discount rate that represents the estimated rate that market participants would use to value this intangible asset. The developed technology rights acquired relate to AptoVision’s BlueRiver™ platform.

The fair value of the customer relationships was determined by estimating the amount that would be required currently to replace the customers from lead generations to product shipment.

The IPR&D primarily relates to an assumed license agreement that had been executed in close proximity to the acquisition date. The investment in the license approximates fair value.

The $16.9 million excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. The goodwill resulted from expected synergies and other benefits from the transaction. The Company expects that all such goodwill will be deductible for tax purposes.

The purchase price allocation for the AptoVision acquisition is preliminary and will be finalized upon collection of information regarding the fair values of assets acquired and liabilities assumed. The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations. The Company’s estimates and assumptions are subject to change as additional information is obtained during the measurement period (up to one year from the acquisition date). The primary areas that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets and tax related items. The Company expects to complete the purchase price allocation for its acquisition of AptoVision in the third quarter of fiscal 2018.

Net revenues and earnings attributable to AptoVision since the acquisition date were not material. Pro forma results of operations have not been presented as AptoVision’s annual financial results are not material to the Company’s consolidated financial results.
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

The Triune Earn-out targets for fiscal year 2017 were not met and the Company does not expect the fiscal year 2018 targets to be achieved. The fair value of the Triune Earn-out liability was zero as of both July 30, 2017 and January 29, 2017, respectively. (See Notes 6 and 12).

Note 3: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net income	$12,564	$8,978	$24,385	$15,866

Weighted average common shares outstanding - basic	65,763	65,299	65,801	65,222
Dilutive effect of stock options and restricted stock units	1,707	606	1,620	501
Weighted average common shares outstanding - diluted	67,470	65,905	67,421	65,723

Basic earnings per common share	$0.19	$0.14	$0.37	$0.24
Diluted earnings per common share	$0.19	$0.14	$0.36	$0.24

Anti-dilutive shares not included in the above calculations	254	1,466	385	1,774

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

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax share-based compensation included in the Statements of Income for the three and six months ended July 30, 2017 and July 31, 2016.

	Three Months Ended		Six Months Ended
(in thousands)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Revenue offset	$3,197	$—	$8,477	$—
Cost of sales	281	372	845	749
Selling, general and administrative	10,055	4,183	15,611	8,036
Product development and engineering	1,992	1,542	3,877	3,019
Share-based compensation	$15,525	$6,097	$28,810	$11,804
Net change in share-based compensation capitalized into inventory	$—	$(13)	$(414)	$(18)
Warrant. On October 5, 2016, the Company issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of the common stock of Semtech Corporation. The Warrant was issued by the Company to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area Network ("LPWAN") in the United States, based on the Company’s LoRa® devices and wireless radio frequency technology. The Warrant is accounted for as equity and the cost is recognized as an offset to net sales over the respective performance period. The Warrant consists of five performance tranches. The cost associated with each tranche is recognized based on the fair value at each reporting date until vesting which is the measurement date. For both the three-and six-month periods ended July 30, 2017, the revenue offset reflects the cost associated with the Comcast Warrant.
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
In the first quarter of fiscal year 2018, the Company granted 215,857 performance-based restricted stock units that have a pre-defined market condition, a service condition and are accounted for as equity awards. The market condition is determined based upon the Company’s total stockholder return ("TSR") benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over a one, two and three year performance period (one-third of the awards vesting each performance period). The fiscal year 2018 award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The Company used a Monte Carlo simulation to determine the grant-date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The grant-date fair value per unit of the awards granted in the first quarter of fiscal year 2018 for each one, two and three year performance period is $38.01, $39.76 and $40.89, respectively. At July 30, 2017, the market metrics associated with the outstanding awards issued in fiscal year 2018 is expected to be met at a level which would result in a grant at 105.8% of target.

The significant increase in share-based compensation included in selling, general and administrative, for the three-and six-month periods ended July 30, 2017, resulted from much higher levels of performance-based compensation. Specifically, performance-based compensation for the three-month period ended July 30, 2017 was $5.0 million higher than for the three-month period ended July 31, 2016. Performance-based compensation for the six-month period ended July 30, 2017 was $7.4 million higher than for the six-month period ended July 31, 2016.

Note 5: Investments
Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The cash equivalents consist primarily of money market funds that are Level 1 measurements. The investments in these funds were $10.1 million and $16.9 million as of July 30, 2017 and January 29, 2017, respectively.

The following table summarizes the Company’s available-for-sale securities:

	July 30, 2017			January 29, 2017
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Convertible debt	$1,175	$1,175	$—	$1,425	$1,425	$—
Other current assets	$1,175	$1,175	$—	$1,425	$1,425	$—
The following table summarizes the maturities of the Company’s available-for-sale securities:

	July 30, 2017		January 29, 2017
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$1,175	$1,175	$1,425	$1,425
After 1 year through 5 years	—	—	—	—
Other current assets	$1,175	$1,175	$1,425	$1,425
Unrealized gains and losses are the result of fluctuations in the market value of the Company’s available-for-sale securities and are included in "Accumulated other comprehensive income" within the Balance Sheets. During the second quarter of fiscal year 2018, the Company recognized $0.8 million of previously unrealized gain on its convertible debt investment.

The Company's available-for-sales securities consist of an investment in a convertible debt instrument issued by a privately-held company and is included in "Other current assets" within the Balance Sheets.

The Company currently has a $21.0 million investment, including $5.0 million of restricted deposits, in a private entity that is accounted for at cost and included in "Other assets" within the Balance Sheets. As part of its investment, the Company received a call option that allows the Company to purchase all of the outstanding equity of the entity. The call option, which was out-of-the-money at inception, is exercisable until June 30, 2018.

Note 6: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented within the Company's Balance Sheets as follows:

	Fair Value as of July 30, 2017				Fair Value as of January 29, 2017
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$10,097	$10,097	$—	$—	$16,945	$16,945	$—	$—
Derivative financial instruments	1,326	—	1,326	—	326	—	326	—
Convertible debt	1,175	—	—	1,175	1,425	—	—	1,425
Total financial assets	$12,598	$10,097	$1,326	$1,175	$18,696	$16,945	$326	$1,425

Financial liabilities:
AptoVision Earn-out	$17,000	$—	$—	$17,000	$—	$—	$—	$—
Triune Earn-out	—	—	—	—	—	—	—	—
Cycleo Earn-out	1,242	—	—	1,242	1,242	—	—	1,242
Derivative financial instruments	—	—	—	—	—	—	—	—
Total financial liabilities	$18,242	$—	$—	$18,242	$1,242	$—	$—	$1,242
During the six months ended July 30, 2017, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of July 30, 2017 and January 29, 2017, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in the Balance Sheets under the caption "Other current assets" and the value of contracts in a loss position are recorded under the caption "Accrued liabilities" within the Balance Sheets. Please see Note 17 for further discussion of the Company’s derivative instruments.
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
The AptoVision Earn-out liability is valued utilizing estimates of annual revenue, adjusted earnings and product development targets (Level 3 inputs) through July 2020. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.

The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liabilities will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. For the Triune Earn-out, Cycleo Earn-out and AptoVision Earn-out, these companies have business profiles comparable to a start-up company. Accordingly, their respective revenue projections are subject to significant revisions. This characteristic can result in volatile changes to the measurement of fair value for a given earn-out.

The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the previous estimates. Changes in the estimated fair value of the Company’s contingent earn-out liabilities related to the time component of the present value calculation are reported in "Interest expense" within the Statements of Income. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

A reconciliation of the change in the earn-out liability during the six months ended July 30, 2017 is as follows:

(in thousands)	Cycleo	Triune	AptoVision	Total
Balance at January 29, 2017	$1,242	$—	$—	$1,242
Changes in the fair value of contingent earn-out obligations	—	—	—	—
Current acquisitions	—	—	17,000	17,000
Balance as of July 30, 2017	$1,242	$—	$17,000	$18,242
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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 9) is $138.8 million and $146.3 million as of July 30, 2017 and January 29, 2017, respectively. The fair value of the Company's Revolving Commitments (as defined in Note 9) is $97.0 million as of both July 30, 2017 and January 29, 2017, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.

For its investment in non-marketable equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during the first six months of fiscal year 2018.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	July 30, 2017	January 29, 2017
Raw materials	$1,889	$2,968
Work in progress	53,001	44,740
Finished goods	20,085	18,164
Inventories	$74,975	$65,872

Note 8: Goodwill and Intangible Assets
Goodwill – There were no events or changes in circumstances that would indicate the carrying amount of goodwill may not be recoverable as of July 30, 2017 and January 29, 2017. Goodwill by applicable reporting unit is as follows:

(in thousands)	Signal Integrity	Power and High Reliability	Wireless and Sensing	Total
Balance at January 29, 2017	$261,891	$49,384	$18,428	$329,703
Additions	16,872	—	—	16,872
Balance at July 30, 2017	$278,763	$49,384	$18,428	$346,575
During the second quarter of fiscal year 2018, goodwill associated with the Signal Integrity product group increased due to the Company’s acquisition of AptoVision (see Note 2).

Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which continue to be amortized:

		July 30, 2017			January 29, 2017
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$164,930	$(103,590)	$61,340	$144,930	$(92,940)	$51,990
Customer relationships	5-10 years	34,030	(22,558)	11,472	30,030	(20,247)	9,783
Total finite-lived intangible assets		$198,960	$(126,148)	$72,812	$174,960	$(113,187)	$61,773

The following table sets forth the Company’s finite-lived intangible assets resulting from acquisitions:

(in thousands)	Gross Carrying Amount
Value at January 29, 2017	$174,960
Acquired intangible assets	24,000
Value at July 30, 2017	$198,960

For the three months ended July 30, 2017 and July 31, 2016, amortization expense related to acquired finite-lived intangible assets was $6.7 million and $6.3 million, respectively. For the six months ended July 30, 2017 and July 31, 2016, amortization expense related to acquired finite-lived intangible assets was $13.0 million and $12.7 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as "Intangible amortization" within the Statements of Income.
The following table sets forth the Company’s indefinite-lived intangible assets resulting from additions to IPR&D:

(in thousands)	Net Carrying Amount
Value at January 29, 2017	$—
In-process research and development through acquisitions	2,300
Value at July 30, 2017	$2,300
The Company reviews indefinite-lived intangible assets for impairment as of November 30, each year, by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.

Note 9: Credit Facilities

On November 15, 2016 (the "Closing Date"), Semtech Corporation, with certain of its domestic subsidiaries as guarantors (the "Guarantors"), entered into the amended and restated credit facility with the lenders party thereto ("Lenders"), and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the "Credit Agreement"). The Credit Agreement amended and restated the Company's prior credit agreement. The Company accounted for the Credit Agreement as a debt modification. Pursuant to the Credit Agreement, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate initial principal amount of $150.0 million (the "Term Loans") and revolving credit commitments in an aggregate principal amount of $250.0 million (the "Revolving Commitments"). Up to $40.0 million of the Revolving Commitments may be used to obtain letters of credit, up to $25.0 million of the Revolving Commitments may be used to obtain swing line loans, and up to $40.0 million of the Revolving Commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars. Each of the Term Loans and the Revolving Commitments is scheduled to mature on November 12, 2021. As of July 30, 2017, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

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
Commitment fees on the unused portion of the revolving commitments accrue at a rate per annum ranging from 0.20% to 0.45% depending upon the Company's consolidated leverage ratio. With respect to letters of credit, the Company will pay the administrative agent, for the account of the lenders under the revolving credit facility, letter of credit participation fees at a rate per annum equal to the applicable margin then in effect with respect to LIBOR-based loans under the revolving commitments on the face amount of all outstanding letters of credit. The Company also will pay HSBC Bank USA, N.A., as the issuing bank, a fronting fee for each letter of credit issued under the Credit Agreement at a rate equal to 0.125% per annum based on the maximum amount available to be drawn under each such letter of credit, as well as its customary documentation fees.

All obligations of the Company under the Credit Agreement are unconditionally guaranteed by each of the Guarantors, which currently consist of all of the direct and indirect domestic subsidiaries of Semtech Corporation. Semtech Corporation and the Guarantors have also pledged substantially all of their assets, including sixty-five percent (65.0%) of such Guarantor's equity interest in direct non-U.S. subsidiaries, to secure their obligations under the Credit Agreement, including the Company's owned real property located in Camarillo, California.

The outstanding principal balance of the Term Loans is subject to repayment in quarterly installments. No amortization is required with respect to the revolving credit facility. The Company may voluntarily prepay borrowings under the Credit

Agreement at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.

The Term Loans must be mandatorily prepaid using the proceeds of certain dispositions of assets and receipt of insurance proceeds, subject to agreed-upon thresholds and exceptions and customary reinvestment rights.

The Credit Agreement contains customary covenants, including limitations on Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, sell or otherwise dispose of assets, repurchase stock, pay dividends or make similar distributions, engage in certain transactions with affiliates and make capital expenditures. In addition, the Company must comply with the following financial covenants, tested at the end of each fiscal quarter on a trailing four-quarter basis: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 and (ii) a maximum consolidated leverage ratio of 3.00 to 1.00 provided that, such maximum consolidated leverage ratio may be increased to 3.25 to 1.00 or 3.50 to 1.00, as applicable, for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition which constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of July 30, 2017, the Company was in compliance with all covenants.

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
As of July 30, 2017, the interest rates payable on both the Term Loans and the Revolving Commitments was 2.87%.

Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2018	$7,500
2019	15,938
2020	18,750
2021	19,688
2022	76,875
Total debt	$138,751

There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $97.0 million at July 30, 2017 and is due on or before November 12, 2021.

Note 10: Interest Income and Other (Expense) Income, Net
Interest and other expense, net, consist of the following:

	Three Months Ended		Six Months Ended
(in thousands)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Interest income	$132	$10	$226	$37
Non-recoverable VAT tax	(153)	(129)	(285)	(235)
Foreign currency transaction (loss) gain	(916)	120	(1,402)	211
Miscellaneous income (expense)	733	(137)	625	(194)
Non-operating expense, net	$(204)	$(136)	$(836)	$(181)

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Balance at January 29, 2017	$11,452
Additions based on tax positions related to the current year	57
Balance as of July 30, 2017	$11,509
Included in the balance of gross unrecognized tax benefits at July 30, 2017 and January 29, 2017, are $9.3 million and $9.3 million of net tax benefits (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected within the Balance Sheets as follows:

(in thousands)	July 30, 2017	January 29, 2017
Deferred tax assets - non-current	$9,313	$9,309
Other long-term liabilities	2,196	2,143
Total accrued taxes	$11,509	$11,452

The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes within the Statements of Income. The Company had approximately $0.3 million of net interest and penalties accrued at both July 30, 2017 and January 29, 2017, respectively.

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

The Company’s regional income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Domestic	$(4,863)	$(6,440)	$(9,030)	$(13,985)
Foreign	21,522	20,694	41,267	39,532
Total	$16,659	$14,254	$32,237	$25,547

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
The Company’s currently pending legal matters of note are discussed below:
Environmental Matters
In 2001, the Company was notified by the California Department of Toxic Substances Control ("State") that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company joined with other potentially responsible parties that sent acetone to the site and entered into a Consent Order with the State that required the group to perform a soil investigation at the site and submit a remediation plan. The State has approved the remediation plan, which addressed the group’s initial obligations under the Consent Order. The Consent Order does not require the group to remediate the site and the State has indicated it intends to look to other parties for remediation. To date, the Company’s share of the group’s expenses has not been material and has been expensed as incurred. More recently, the State has decided to pursue a smaller group of parties for additional remediation and/or costs, in particular, parties the State alleges provided chlorinated solvents for recycling, including the Company. Due to the fact that there are fewer parties that are alleged to have provided chlorinated solvent wastes, the potential share of this alleged liability is much larger than the Company’s share of acetone group potential liability. On January 30, 2017, the Company entered into a Consent Decree to settle and resolve all of the State’s claims against the Company, including any liability the Company may have relating to acetone and chlorinated solvents. The Company’s share of the settlement amount to be paid to the State is not material. On January 31, 2017, the State filed its Complaint and lodged the Consent Decree. The Consent Decree was subject to a public comment period of not less than 30 days. The State filed a motion for entry of the Consent Decree on April 25, 2017 and the current owner of the property, Westside Delivery LLC, filed an Objection to the Proposed Consent Decree and Opposition to the Motion for Entry as well as a Motion to Intervene on May 15, 2017. On July 21, 2017, the Court granted the Motion to Intervene and Westside Delivery filed an intervenor complaint on July 26, 2017. On July 31, 2017, the parties filed a stipulation requesting a stay of the proceedings pending a ruling on an appeal in the case between the State and Westside Delivery. On August 2, 2017, the Court entered an order granting the State’s motion for entry of the Consent Decree, but did not actually sign the Consent Decree.  On August 4, 2017, the Court entered an order staying the proceedings pending appeal, but then on August 10, 2017, the Court signed the Consent Decree.

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

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the draft remedial action plan, the Company determined a revised range of probable loss between $4.8 million and $7.2 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss as follows within the Company’s Balance Sheets.

(in thousands)	Accrued Liability	Other-Long Term Liability	Total
Balance at January 29, 2017	$620	$4,381	$5,001
Change in estimate	1,225	(1,225)	—
Utilization	(205)	—	(205)
Balance at July 30, 2017	$1,640	$3,156	$4,796

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
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period ("Cycleo Defined Earn-out Period"). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Earn-out of $7.2 million and $6.1 million as of July 30, 2017 and January 29, 2017, respectively, of which $2.6 million is expected to be paid within twelve months. The increase in the liability for the Cycleo Earn-out since January 29, 2017 corresponds to the compensation expense recorded in the first half of fiscal year 2018.

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
Pursuant to the terms of the AptoVision Earn-out with the former shareholders of AptoVision ("AptoVision Earn-out Beneficiaries"), which the Company acquired on July 1, 2017, the Company potentially may make payments totaling up to approximately $47.0 million based on the achievement of a combination of certain net revenue, adjusted earnings and product development targets measured from the acquisition date through July 26, 2020.
A summary of earn-out liabilities by classification follows:

	Balance at July 30, 2017				Balance at January 29, 2017
(in thousands)	Cycleo	Triune	AptoVision	Total	Cycleo	Triune	AptoVision	Total
Compensation expense	$5,552	$—	$—	$5,552	$4,576	$—	$—	$4,576
Not conditional upon continued employment	949	—	17,000	17,949	949	—	—	949
Interest expense	666	—	—	666	543	—	—	543
Total liability	$7,167	$—	$17,000	$24,167	$6,068	$—	$—	$6,068

Amount expected to be settled within twelve months	$2,576	$—	$—	$2,576

Note 13: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended		Six Months Ended
(percentage of net sales)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Arrow Electronics (and affiliates)	12%	10%	10%	9%
Trend-tek Technology Ltd (and affiliates)	11%	8%	10%	10%
Samsung Electronics (and affiliates)	7%	8%	7%	8%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	6%	4%	6%	4%
(1)    Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The Company did not have any customer that accounted for at least 10% of total net receivables as of July 30, 2017 or January 29, 2017.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For the second quarter of fiscal years 2018 and 2017, respectively, approximately 21% and 24%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods.
In the second quarter of fiscal year 2018, authorized distributors accounted for approximately 65% of the Company’s net sales compared to approximately 64% in the second quarter of fiscal year 2017. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the second quarter of fiscal year 2018, the Company's two largest distributors were based in Asia.

Note 14: Segment Information
Segment Information

The Company’s CEO functions as the CODM. The Company’s CODM makes operating decisions and assesses performance based on these operating segments. The four operating segments: Protection Products Group, Power and High-Reliability Products Group, Signal Integrity Products Group, and Wireless and Sensing Products Group, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the "Semiconductor Products Group".

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

Net sales by segment are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Semiconductor Products Group	$153,127	$135,911	$296,929	$266,851
All others	—	—	—	205
Total	$153,127	$135,911	$296,929	$267,056

Income by segment and reconciliation to consolidated operating income:

	Three Months Ended		Six Months Ended
(in thousands)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Semiconductor Products Group	$42,856	$32,497	$82,078	$59,954
All others	—	(1,915)	—	(2,476)
Operating income by segment	42,856	30,582	82,078	57,478
Items to reconcile segment operating income to consolidated income before taxes
Intangible amortization	6,675	6,328	12,961	12,731
Share-based compensation	15,525	6,097	28,810	11,804
Changes in the fair value of contingent earn-out obligations	—	(129)	—	(162)
Restructuring charges	—	—	429	—
Other non-segment related expenses	1,764	1,551	2,540	2,793
Amortization of fair value adjustments related to acquired property, plant and equipment	—	308	190	617
Interest expense, net	2,029	2,037	4,075	3,967
Non-operating expense, net	204	136	836	181
Income before taxes	$16,659	$14,254	$32,237	$25,547
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 30, 2017		July 31, 2016		July 30, 2017		July 31, 2016
Signal Integrity	$66,666	44%	$63,313	47%	$134,724	46%	$133,195	50%
Protection	45,058	29%	36,476	27%	87,307	29%	68,046	25%
Wireless and Sensing	33,221	22%	20,837	15%	61,231	21%	36,444	14%
Power and High-Reliability	11,379	7%	15,285	11%	22,144	7%	29,166	11%
Systems Innovation	—	—%	—	—%	—	—%	205	—%
Other: Warrant Shares	(3,197)	(2)%	—	—%	(8,477)	(3)%	—	—%
Total net sales	$153,127	100%	$135,911	100%	$296,929	100%	$267,056	100%

The cost of the Warrant granted is recognized as an offset to net sales over the respective performance period.
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Asia-Pacific	73%	73%	75%	75%
North America	21%	19%	21%	16%
Europe	8%	8%	7%	9%
Other: Warrant Shares	(2)%	—%	(3)%	—%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended		Six Months Ended
(percentage of total sales)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
China (including Hong Kong)	49%	44%	50%	46%
United States	9%	12%	9%	11%

Note 15: Stock Repurchase Program

Stock Repurchase Program

The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended				Six Months Ended
	July 30, 2017		July 31, 2016		July 30, 2017		July 31, 2016
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the stock repurchase program	12,304	$428	23,968	$538	312,304	$10,389	23,968	$538
Total treasury shares required	12,304	$428	23,968	$538	312,304	$10,389	23,968	$538

As of July 30, 2017, the Company had repurchased $147.0 million in shares of its common stock under the program since inception and the remaining authorization under the program was $51.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 16: Restructuring
From time to time, the Company takes steps to align operating expenses with business performance and expectations.

Restructuring related liabilities are included within "Accrued liabilities" within the Balance Sheets as of July 30, 2017 and January 29, 2017, respectively. Restructuring charges, if any, are presented within "Restructuring charges" within the Statements of Income.

Activity under the restructuring plans is summarized in the following table:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 29, 2017	$13	$—	$13
Charges	11	418	429
Cash payments	(24)	(38)	(62)
Balance at July 30, 2017	$—	$380	$380

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

At July 30, 2017, the Company had the following outstanding foreign exchange contracts:

(in thousands)
Foreign Exchange Contracts	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	6	$9,944	C$	13,500
Sell USD/Buy GBP Forward Contract	6	$5,519		£4,500
Total	12

These contracts met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive gain in shareholders’ equity. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") until the hedged item is recognized in selling, general and administrative ("SG&A") expense within the Statements of Income when the underlying hedged expense is recognized. Any ineffective portions of cash flow hedges are recorded in "Non-operating expense, net" within the Company’s Statements of Income. The Company presents its derivative assets and liabilities at their gross fair values on the Balance Sheets.

The table below summarizes the carrying values of derivative instruments as of July 30, 2017 and January 29, 2017:

	Carrying Values of Derivative Instruments as of July 30, 2017
(in thousands)	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$1,326	$—	$1,326
Total derivatives	$1,326	$—	$1,326

	Carrying Values of Derivative Instruments as of January 29, 2017
	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$326	$—	$326
Total derivatives	$326	$—	$326

(1)	Assets are included in "Other current assets" and liabilities are included in "Accrued liabilities" within the Balance Sheets.

(2)	The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Please refer to Note 6.

The following table summarizes the amount of income recognized from derivative instruments for the three months ended July 30, 2017 and July 31, 2016 as well as the line items within the accompanying Statements of Income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
(in thousands)	July 30, 2017	July 31, 2016		July 30, 2017	July 31, 2016		July 30, 2017	July 31, 2016
Sell USD/Buy CHF Forward Contract	$—	$(129)	SG&A	$—	$(31)	SG&A	$—	$—
Sell USD/Buy CAD Forward Contract	1,038	(532)	SG&A	(90)	(434)	SG&A	(3)	1
Sell USD/Buy GBP Forward Contract	71	(574)	SG&A	(161)	94	SG&A	—	(2)
	$1,109	$(1,235)		$(251)	$(371)		$(3)	$(1)

The following table summarizes the amount of income recognized from derivative instruments for the six months ended July 30, 2017 and July 31, 2016 as well as the line items within the accompanying Statements of Income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended			Six Months Ended			Six Months Ended
(in thousands)	July 30, 2017	July 31, 2016		July 30, 2017	July 31, 2016		July 30, 2017	July 31, 2016
Sell USD/Buy CHF Forward Contract	$—	$136	SG&A	$—	$(49)	SG&A	$—	$1
Sell USD/Buy CAD Forward Contract	1,003	1,253	SG&A	(90)	(574)	SG&A	(2)	5
Sell USD/Buy GBP Forward Contract	305	(646)	SG&A	(220)	165	SG&A	—	(2)
	$1,308	$743		$(310)	$(458)		$(2)	$4

The amount of gains and losses, respectively, related to the effective portion of derivative instruments designated as cash flow hedges included in "Accumulated other comprehensive loss" within the Balance Sheets for the three months ended July 30, 2017 and July 31, 2016 was $0.9 million and $1.6 million, respectively. The amount of gains related to the effective portion of derivative instruments designated as cash flow hedges included in "Accumulated other comprehensive loss" within the Balance Sheets for the six months ended July 30, 2017 and July 31, 2016 was $1.0 million and $0.3 million, respectively. Any gains or losses under these contracts are expected to be realized and reclassified to selling, general and administrative within the next six months.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following "Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report") and the "Special Note Regarding Forward-Looking and Cautionary Statements" in this Quarterly Report.
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company", "we", "our", or "us") designs, develops, manufactures and markets high-performance analog, mixed signal semiconductors and advanced algorithms. We operate and account for results in one reportable segment. Prior to the third quarter of fiscal year 2017, we also had one non-reportable segment. See Note 14 to our unaudited consolidated financial statements. The Company’s interim unaudited consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited consolidated statements of income are referred to herein as the "Statements of Income."
Our product lines include:
Signal Integrity Products. We design, develop and market a portfolio of optical communications, broadcast video and video over IP products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of integrated circuits ("ICs") for datacenter optical transceivers and high-speed interfaces ranges from 100Mbps to 400Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, passive optical networks and SONET. Our video products offer advanced solutions for next generation broadcast applications at ever increasing data rates, as well as highly differentiated video over IP technology for Pro AV applications.
Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors ("TVS"). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge, electrical over stress or secondary lightning surge energy, can permanently damage sensitive semiconductor ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD and organic light-emitting diode TVs, set-top boxes, monitors and displays, tablets, computers, notebooks, base stations, routers, automobile and industrial instruments.
Wireless and Sensing Products. We design, develop and market a portfolio of specialized RF products used in a wide variety of industrial, medical and communications applications, and specialized sensing products used in industrial and consumer applications. Our wireless products, which include our LoRa® devices and radio frequency technology, feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments. This makes these products particularly suitable for machine to machine and IoT applications. Our unique sensing interface platforms can interface to any sensor and output digital data in any form. Specifically, the proximity sensing capability of our devices enable advanced user interface solutions for mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets.
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

Systems Innovation Group. Prior to the third quarter of fiscal year 2017, we had a Systems Innovation Group which combined the analog/mixed signal design competencies from our previous Sierra Monolithics, Inc. and Gennum Corporation acquisitions and was chartered with developing innovative analog/mixed signal intellectual property ("IP") for emerging systems.

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
Our net sales by product line are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Signal Integrity	$66,666	$63,313	$134,724	$133,195
Protection	45,058	36,476	87,307	68,046
Wireless and Sensing	33,221	20,837	61,231	36,444
Power and High-Reliability	11,379	15,285	22,144	29,166
Systems Innovation	—	—	—	205
Other: Warrant Shares (1)	(3,197)	—	(8,477)	—
Total	$153,127	$135,911	$296,929	$267,056
(1) On October 5, 2016, we issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of our common stock. The Warrant was issued by us to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area Network ("LPWAN") in the United States, based on our LoRa® devices and wireless radio frequency technology. The Warrant is accounted for as equity and the cost is recognized as an offset to net sales over the respective performance period which is expected to be completed by April 2018. The Warrant consists of five performance tranches. The cost associated with each tranche is recognized based on the fair value at each reporting date until vesting which is the measurement date.
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the second quarters of fiscal years 2018 and 2017 represented 37% and 47% of net sales, respectively. Sales made directly to customers during the second quarters of fiscal years 2018 and 2017 were 35% and 36% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For the second quarter of fiscal years 2018 and 2017, respectively, approximately 21% and 24%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods. Foreign sales during the second quarter of fiscal years 2018 and 2017 constituted approximately 91% and 88%, respectively, of our net sales. Approximately 81% and 83% of foreign sales during the second quarters of fiscal years 2018 and 2017, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
Historically, our results have reflected some seasonality, with demand levels generally lower in the enterprise computing and high-end consumer product lines during the first and fourth quarters of our fiscal year in comparison to the second and third quarters.
Critical Accounting Policies and Estimates
In addition to the discussion below, please refer to the disclosures regarding our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 filed with the Securities and Exchange Commission ("SEC") on March 23, 2017.

Fiscal Periods
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The second quarter of fiscal years 2018 and 2017 each consisted of 13 weeks.
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

We record a provision for sales rebates in the same period as the related sales are recorded. These sales provisions include an estimate of rebates attributable to sales made through authorized distributors. As a result of these estimates, actual rebates may differ from our estimates and current provisions for sales rebates, resulting in future charges to earnings.

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross margin to the actual gross sales. The average gross margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded within the Balance Sheets under the heading of "Deferred revenue." There were no significant impairments of deferred cost of revenues in the first six months of fiscal years 2018 or 2017.

The following table summarizes the deferred revenue balance:

(in thousands)	July 30, 2017	January 29, 2017
Deferred revenues	$11,024	$11,419
Deferred cost of revenues	(2,485)	(2,246)
Deferred revenue, net	8,539	9,173
Deferred product design and engineering recoveries	4,691	2,886
Total deferred revenue	$13,230	$12,059
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

Results of Operations
The following table sets forth, for the periods indicated, our Statements of Income expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.8%	39.8%	40.3%	40.0%
Gross profit	60.2%	60.2%	59.7%	60.0%
Operating costs and expenses:
Selling, general and administrative	25.6%	24.2%	24.5%	24.9%
Product development and engineering	17.9%	19.4%	18.0%	19.3%
Intangible amortization	4.4%	4.7%	4.4%	4.8%
Loss on disposition of business operations	—%	—%	0.1%	—%
Changes in the fair value of contingent earn-out obligations	—%	(0.1)%	—%	(0.1)%
Restructuring charges	—%	—%	0.1%	—%
Total operating costs and expenses	47.9%	48.1%	47.2%	48.9%
Operating income	12.3%	12.1%	12.5%	11.1%
Interest expense, net	(1.3)%	(1.5)%	(1.4)%	(1.5)%
Non-operating expense, net	(0.1)%	(0.1)%	(0.3)%	(0.1)%
Income before taxes	10.8%	10.5%	10.9%	9.6%
Provision for taxes	2.7%	3.9%	2.6%	3.6%
Net income	8.2%	6.6%	8.2%	5.9%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Domestic	$(4,863)	$(6,440)	$(9,030)	$(13,985)
Foreign	21,522	20,694	41,267	39,532
Total	$16,659	$14,254	$32,237	$25,547
Domestic performance from continuing operations includes amortization of acquired intangible assets and higher levels of share-based compensation compared to foreign operations.
Recent Accounting Pronouncements
New accounting standards are discussed in Note 1 to our consolidated financial statements, included in Item 1, of this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended July 30, 2017 and July 31, 2016

All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our consolidated financial statements in this Quarterly Report for a description of each market category):

	Three Months Ended
(in thousands, except percentages)	July 30, 2017		July 31, 2016
Enterprise Computing	$50,973	33%	$40,862	30%
Industrial	39,098	26%	36,905	27%
High-End Consumer	47,366	31%	34,698	26%
Communications	18,887	12%	23,446	17%
Other: Warrant Shares	(3,197)	(2)%	—	—%
Total	$153,127	100%	$135,911	100%

Net Sales
Net sales for the second quarter of fiscal year 2018 were $153.1 million, an increase of 13% compared to $135.9 million for the second quarter of fiscal year 2017. During the second quarter of fiscal year 2018, we benefited from strength in our high-end consumer end-market due to higher demand from our largest Korean customer and growing demand for our LoRa® and proximity sensing products. This strength was partially offset by lower net sales of our power and high-reliability products and the $3.2 million impact from the Warrant granted to Comcast which offset net sales.
Based on recent bookings trends and our backlog entering the quarter, we estimate net sales for the third quarter of fiscal year 2018 to be between $145.0 million and $153.0 million.
Gross Profit
In the second quarter of fiscal year 2018, gross profit increased to $92.2 million from $81.8 million in the second quarter of fiscal year 2017 driven by higher sales. Gross margins were flat at 60.2% in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017. In the second quarter of fiscal year 2018, the benefit of a favorable mix of higher margin product sales was offset by the impact of the Warrant granted to Comcast.
In the third quarter of fiscal year 2018, we expect our gross margins to decrease by approximately 50 basis points as a result of higher anticipated costs associated with the Warrant granted to Comcast.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	July 30, 2017		July 31, 2016
Selling, general and administrative	$39,237	54%	$32,824	50%	20%
Product development and engineering	27,432	37%	26,325	40%	4%
Intangible amortization	6,675	9%	6,328	10%	5%
Changes in the fair value of contingent earn-out obligations	—	—%	(129)	—%	(100)%
Total operating costs and expenses	$73,344	100%	$65,348	100%	12%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased in the second quarter of fiscal year 2018 compared to the same quarter of fiscal year 2017 as a result of significantly higher share-based compensation costs. The higher levels of share-based compensation expense primarily resulted from much higher levels of anticipated performance achievement, for awards with performance-based vesting conditions, and the impact of increases in our stock price and the related fair value re-measurement of awards accounted for as a liability rather than equity. Specifically, expense for performance-based equity awards for the three-month period ended July 30, 2017 was $5.0 million higher than for the three-month period ended July 31, 2016.
Product Development and Engineering Expenses
Product development and engineering expenses increased slightly in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $6.7 million and $6.3 million in the second quarter of fiscal years 2018 and 2017, respectively. The increase relates entirely to the amortization of intangibles related to the acquisition of AptoVision Technologies Inc.
Interest Expense
Interest and amortization of debt discount and expense was $2.0 million in both the second quarter of fiscal year 2018 and 2017, respectively. The impact of higher LIBOR rates on interest expense was offset by lower overall debt levels and lower interest rate margins resulting from an improved leverage ratio.
We expect the interest rate on our credit facility to decrease slightly in the third quarter of fiscal year 2018 as the impact of higher LIBOR rates is expected to be mostly offset by lower debt levels. See "Liquidity and Capital Resources."

Income Taxes
The effective tax rates for the second quarter of fiscal years 2018 and 2017 were a provision of 24.6% and 37.0%, respectively. In the second quarter of fiscal year 2018, we recorded an income tax provision of $4.1 million compared to $5.3 million in the second quarter of fiscal year 2017. The effective tax rate in the second quarter of fiscal year 2018 was lower than the effective tax rate in second quarter of fiscal year 2017 primarily due to lower valuation reserves as a result of lower U.S. pretax losses during the first three months of fiscal year 2018.
Our effective tax rate in the second quarter of fiscal year 2018 differs from the statutory federal income tax rate of 35% primarily due to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided. As a result of the valuation reserves that we maintain against our U.S. based deferred tax assets, our effective tax rate is subject to extreme volatility depending on the changes in our U.S. profitability in relation to total income from continuing operations before income taxes.
We intend to indefinitely reinvest all of our unremitted foreign earnings and, as a result, have not provided U.S. taxes on these earnings. We currently do not need these earnings to support our U.S. operations. If these unremitted foreign earnings are needed for our U.S. operations or can no longer be permanently reinvested outside the U.S., we would be required to accrue and pay U.S. taxes on these earnings.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Comparison of the Six Months Ended July 30, 2017 and July 31, 2016

All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our consolidated financial statements in this Quarterly Report for a description of each market category):

	Six Months Ended
(in thousands, except percentages)	July 30, 2017		July 31, 2016
Enterprise Computing	$101,492	34%	$89,714	34%
Industrial	69,696	24%	67,350	25%
High-End Consumer	89,354	30%	61,720	23%
Communications	44,864	15%	48,272	18%
Other: Warrant Shares	(8,477)	(3)%	—	—%
Total	$296,929	100%	$267,056	100%

Net Sales
Net sales for the first six months of fiscal year 2018 were $296.9 million, an increase of 11.2% compared to $267.1 million for the first six months of fiscal year 2017. During the first six months of fiscal year 2018, we benefited from strength in our high-end consumer end-market due to higher demand from our largest Korean customer and growing demand for our LoRa® and proximity sensing products. This strength was partially offset by lower demand for our power and high-reliability products and the $8.5 million impact from the Warrant granted to Comcast which offset net sales.
Gross Profit
In the first six months of fiscal year 2018, gross profit increased to $177.2 million from $160.3 million in the first six months of fiscal year 2017. Gross margins were 59.7% in the first six months of fiscal year 2018 compared to 60.0% in the first six months of fiscal year 2017. The decline in gross margins in the first six months of fiscal year 2018 resulted from the unfavorable impact of the Warrant granted to Comcast, partially offset by a more favorable mix of higher margin product sales.

Operating Costs and Expenses

	Six Months Ended				Change
(in thousands, except percentages)	July 30, 2017		July 31, 2016
Selling, general and administrative	$72,823	52%	$66,538	51%	9%
Product development and engineering	53,415	38%	51,497	39%	4%
Intangible amortization	12,961	10%	12,731	10%	2%
Loss on disposition of business operations	375	—%	—	—%	100%
Changes in the fair value of contingent earn-out obligations	—	—%	(162)	—%	(100)%
Restructuring	429	—%	—	—%	100%
Total operating costs and expenses	$140,003	100%	$130,604	100%	7%
Selling, General and Administrative Expenses
SG&A expenses increased in the first six months of fiscal year 2018 compared to the first six months of fiscal year 2017 as a result of higher share-based compensation expense. The higher levels of share-based compensation expense primarily resulted from much higher levels of anticipated performance achievement, for awards with performance-based vesting conditions. Expense for performance-based equity awards for the six-month period ended July 30, 2017 was $7.4 million higher than for the six-month period ended July 31, 2016.
Product Development and Engineering Expenses
Product development and engineering expenses increased slightly in the first six months of fiscal year 2018 compared to the first six months of fiscal year 2017 as a result of higher supplemental and share-based compensation expenses, partially offset by a decline in outside service expenses.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $13.0 million and $12.7 million in the first six months of fiscal years 2018 and 2017, respectively. The increase relates entirely to the amortization of intangibles related to the acquisition of AptoVision Technologies Inc.
Interest Expense
Interest and amortization of debt discount and expense was $4.1 million and $4.0 million in the first six months of fiscal year 2018 and 2017, respectively. The impact of higher LIBOR rates is being partially offset by lower overall debt levels and lower interest rate margins resulting from an improved leverage ratio.
Income Taxes
The effective tax rates for the first six months of fiscal years 2018 and 2017 were a provision of 24.4% and 37.9%, respectively. In the first six months of fiscal year 2018, we recorded an income tax provision of $7.9 million compared to $9.7 million in the first six months of fiscal year 2017. The effective tax rate in the first six months of fiscal year 2018 was lower than the effective tax rate in the first six months of fiscal year 2017 primarily due to lower valuation reserves as a result of lower U.S. pretax losses during the first six months of fiscal year 2018
Our effective tax rate in the first six months of fiscal year 2018 differs from the statutory federal income tax rate of 35% primarily due to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided. As a result of the valuation reserves that we maintain against our U.S. based deferred tax assets, our effective tax rate is subject to extreme volatility depending on the changes in our U.S. profitability in relation to total income from continuing operations before income taxes.
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

As of July 30, 2017, our total stockholders’ equity was $639.9 million. At that date, we also had approximately $277.9 million in cash and cash equivalents and $233.7 million of borrowings, net of debt discount.
We believe that sources and uses of cash when used in conjunction with GAAP measures provide useful information to investors in evaluating our cash flows. Our primary sources and uses of cash for the corresponding periods are presented below (non-GAAP):

	Six Months Ended
(in millions)	July 30, 2017	July 31, 2016
Sources of Cash
Operating activities	$46.0	$45.5
Proceeds from sales of property, plant and equipment	—	—
Proceeds from exercise of stock options	2.3	1.0
	$48.3	$46.5
Uses of Cash
Purchase of property, plant and equipment	(18.9)	(5.4)
Purchase of investments	(7.5)	(1.2)
Acquisitions, net of cash acquired	(17.6)	—
Payments of term loans	(7.5)	(9.4)
Payment for employee share-based compensation payroll taxes	(5.7)	(2.9)
Repurchase of outstanding common stock	(10.4)	(0.5)
	$(67.6)	$(19.4)
Net (decrease) increase in cash and cash equivalents	$(19.3)	$27.1

In summary, our cash flows for each period were as follows:

	Six Months Ended
(in millions)	July 30, 2017	July 31, 2016
Net cash provided by operating activities	$46.0	$45.5
Net cash used in investing activities	(44.0)	(6.6)
Net cash used in financing activities	(21.3)	(11.8)
Net (decrease) increase in cash and cash equivalents	$(19.3)	$27.1
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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of July 30, 2017, our foreign subsidiaries held approximately $216.4 million of cash and cash equivalents compared to $224.6 million at January 29, 2017. Earnings previously taxed in the U.S. of $18.8 million can be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. As of July 30, 2017, our foreign subsidiaries had $626.6 million of unremitted earnings for which no Federal or state taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
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

Operating cash flow for the first six months of fiscal year 2018 was impacted by the disbursement of $19.6 million of supplemental compensation, which is aligned with our financial performance and is normally settled in the first quarter of each fiscal year. Additionally, we have increased spending to build inventory to support increasing product demand. Accounts receivable increased by $9.8 million since January 29, 2017 due to revenue growth and customer mix.
Investing Activities
Cash flows used in investing activities are primarily attributable to equity investments and capital expenditures, net of proceeds from sales of investments and property, plant and equipment. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $19.0 million for the first six months of fiscal year 2018 compared to $5.3 million for the first six months of fiscal year 2017.
On July 1, 2017, we acquired AptoVision Technologies Inc. for an upfront cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay an additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn out periods. We expect to fund any obligations associated with the additional cash consideration with cash generated by our operations and our existing cash balances.
Financing Activities
Cash flows used in financing activities are primarily attributable to principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
In the first six months of fiscal year 2018, we received $2.3 million in proceeds from the exercise of stock options compared to $1.0 million in the first six months of fiscal year 2017.
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

The Credit Agreement refinanced our existing $400.0 million senior secured first lien credit facilities. All of the proceeds of the Term Loans were used to repay in full all of the obligations outstanding under the prior credit agreement and to pay transaction costs in connection with such refinancing and the Credit Agreement. As of July 30, 2017 we have $138.8 million outstanding under our Term Loans and $97.0 million outstanding under our Revolving Commitments.

As of July 30, 2017, $153.0 million of the Revolving Commitments were undrawn. The proceeds of the revolving credit facility may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.

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

Stock Repurchase Program

We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. This program represents one of our principal efforts to return value to our stockholders. We repurchased 312,304 shares under this program in the first six months of fiscal year 2018 for $10.4 million. In the first six months of fiscal year 2017, we repurchased 23,968 shares under this program for $0.5 million. We currently have $51.4 million available under this program that may be used for future repurchases.

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

Contractual Obligations
There were no material changes in our contractual obligations during the first six months of fiscal year 2018 from those disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 filed with the SEC on March 23, 2017.
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

An adverse change of the U.S. Dollar against our foreign currency operating expenses of 10%, after taking into account balance sheet hedges, would have resulted in an adverse impact on income before taxes of $1.5 million in the second quarter of fiscal year 2018.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of July 30, 2017.

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
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the second quarter of fiscal year 2018.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2017 (05/01/17-05/28/17)	—	$—	—	$51.8	million
June 2017 (05/29/17-06/25/17)	—	—	—	$51.8	million
July 2017 (06/26/17-07/30/17)	12,304	34.83	12,304	$51.4	million
Total activity	12,304	$34.83	12,304

(1)
We maintain an active stock repurchase program which was approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years.

As of July 30, 2017, we had repurchased $147.0 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $51.4 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.
Limitation Upon Payment of Dividends
The Credit Agreement governing our senior secured first lien credit facilities includes covenants limiting our ability to pay dividends or make distributions on our capital stock.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Semtech Corporation 2017 Long-Term Equity Incentive Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on June 21, 2017

10.2	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Executive Ownership Restricted Stock Unit Award Certificate	Filed herewith

10.3	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate	Filed herewith

10.4	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate (executive form)	Filed herewith

10.5	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Filed herewith

10.6	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate	Filed herewith

10.7	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate - Switzerland Employees	Filed herewith

10.8	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (deferred)	Filed herewith

10.9	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (non-deferred)	Filed herewith

10.10	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate (non-employee director)	Filed herewith

10.11	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate (rollover award in accordance with acquisition of AptoVision)	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32.1
Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 is being furnished and shall not be deemed "filed")
Furnished herewith

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

SEMTECH CORPORATION
Registrant

Date: August 30, 2017	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: August 30, 2017	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer