Form 10-Q
period 2017-10-29
SEMTECH CORP
filed 2017-11-29
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 29, 2017
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

Number of shares of Common Stock, $0.01 par value per share, outstanding at November 24, 2017: 66,358,418

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 29, 2017

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

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net sales	$150,304	$137,185	$447,233	$404,241
Cost of sales	60,885	56,120	180,663	162,877
Gross profit	89,419	81,065	266,570	241,364
Operating costs and expenses:
Selling, general and administrative	36,568	35,116	109,820	101,654
Product development and engineering	27,631	25,600	81,046	77,097
Intangible amortization	7,453	6,286	20,414	19,017
(Gain) loss on disposition of business operations	—	(25,036)	375	(25,036)
Changes in the fair value of contingent earn-out obligations	188	—	188	(162)
Total operating costs and expenses	71,840	41,966	211,843	172,570
Operating income	17,579	39,099	54,727	68,794
Interest expense, net	(2,032)	(1,890)	(6,107)	(5,857)
Non-operating income (expense), net	1,267	(690)	431	(871)
Income before taxes and equity in net losses of equity method investments	16,814	36,519	49,051	62,066
Provision for taxes	3,272	5,743	11,124	15,424
Net income before equity in net losses of equity method investments	13,542	30,776	37,927	46,642
Equity in net losses of equity method investments	(204)	—	(204)	—
Net income	$13,338	$30,776	$37,723	$46,642
Earnings per share:
Basic	$0.20	$0.47	$0.57	$0.71
Diluted	$0.20	$0.46	$0.56	$0.71
Weighted average number of shares used in computing earnings per share:
Basic	66,194	65,549	65,932	65,331
Diluted	67,817	66,206	67,555	65,899
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net income	$13,338	$30,776	$37,723	$46,642
Other comprehensive income, net:
Unrealized (loss) gain on foreign currency cash flow hedges	(144)	(422)	865	321
Realized gain on foreign currency cash flow hedges	(509)	(88)	(772)	(546)
Unrealized gain on convertible debt	—	—	750	—
Release of realized gain on convertible debt	—	—	(750)	—
Change in unrealized gain on interest rate cap	—	(37)	—	48
Change in employee benefit plans	22	(3,429)	65	(3,429)
Other changes to comprehensive income	—	129	—	129
Other comprehensive (loss) income, net	(631)	(3,847)	158	(3,477)
Comprehensive income	$12,707	$26,929	$37,881	$43,165
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 29, 2017	January 29, 2017
Assets
Current assets:
Cash and cash equivalents	$291,125	$297,134
Accounts receivable, less allowances of $9,041 and $8,230, respectively	66,456	51,441
Inventories	71,249	65,872
Prepaid taxes	5,274	5,563
Other current assets	15,741	18,418
Total current assets	449,845	438,428
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $173,999 and $161,236, respectively	123,360	108,910
Deferred tax assets	5,848	5,493
Goodwill	341,890	329,703
Other intangible assets, net	67,660	61,773
Other assets	82,354	67,235
TOTAL ASSETS	$1,070,957	$1,011,542
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,832	$41,960
Accrued liabilities	51,398	54,524
Deferred revenue	12,729	12,059
Current portion - long-term debt	14,462	14,432
Total current liabilities	118,421	122,975
Non-current liabilities:
Deferred tax liabilities	8,687	6,881
Long term debt, less current portion	215,674	226,524
Other long-term liabilities	63,516	49,899

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 66,312,459 outstanding and 78,136,144 issued and 65,793,083 outstanding, respectively	785	785
Treasury stock, at cost, 11,823,685 shares and 12,343,061 shares, respectively	(249,198)	(253,107)
Additional paid-in capital	410,566	390,938
Retained earnings	503,642	467,941
Accumulated other comprehensive loss	(1,136)	(1,294)
Total stockholders’ equity	664,659	605,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,070,957	$1,011,542
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 29, 2017	October 30, 2016
Cash flows from operating activities:
Net income	$37,723	$46,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,794	35,506
Impairment of assets	4,250	—
Accretion of deferred financing costs and debt discount	430	492
Deferred income taxes	5,508	15,659
Share-based compensation and warrant costs	44,166	21,198
Loss (gain) on disposition of business operations and assets	283	(24,988)
Earn-out liabilities	188	(162)
Equity in net losses of equity method investments	204	—
Gain from convertible debt settlement	(4,275)	—
Contingencies	—	(68)
Corporate owned life insurance, net	843	436
Changes in assets and liabilities:
Accounts receivable, net	(14,726)	(15,994)
Inventories	(5,697)	1,302
Other assets	(2,618)	(10,298)
Accounts payable	(6,683)	6,775
Accrued liabilities	(7,808)	8,885
Deferred revenue	(55)	3,300
Income taxes payable	(17,520)	(7,875)
Other liabilities	2,843	3,884
Net cash provided by operating activities	72,850	84,694
Cash flows from investing activities:
Proceeds from convertible debt settlement	5,700	—
Proceeds from sales of property, plant and equipment	180	—
Purchase of property, plant and equipment	(26,818)	(13,754)
Purchase of investments	(13,337)	(3,248)
Acquisition, net of cash acquired	(17,619)	—
Proceeds from disposition of business operations	—	32,045
Proceeds from sale of investments	—	555
Net cash (used in) provided by investing activities	(51,894)	15,598
Cash flows from financing activities:
Payments of term loans	(11,250)	(9,374)
Payment for employee share-based compensation payroll taxes	(10,661)	(5,928)
Proceeds from exercise of stock options	5,340	1,678
Repurchase of outstanding common stock	(10,394)	(539)
Net cash used in financing activities	(26,965)	(14,163)
Net (decrease) increase in cash and cash equivalents	(6,009)	86,129
Cash and cash equivalents at beginning of period	297,134	211,810
Cash and cash equivalents at end of period	$291,125	$297,939
Supplemental disclosure of cash flow information
Income taxes paid	$24,632	$5,067
Interest paid	$5,197	$4,400
Non-cash items
Capital expenditures in accounts payable	$4,417	$1,670
Convertible debt	$—	$1,425

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a global supplier of high performance analog, mixed-signal semiconductors and advanced algorithms. The end customers for the Company’s products are primarily original equipment manufacturers ("OEMs") that produce and sell electronics.
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
High-End Consumer: handheld products, smartphones, wireless charging, set-top boxes, digital televisions, monitors and displays, tablets, wearables, digital video recorders and other consumer equipment.
Industrial: analog and digital video broadcast equipment, automated meter reading, Internet of Things ("IoT"), smart grid, wireless charging, military and aerospace, medical, security systems, automotive, industrial and home automation and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The third quarter of fiscal years 2018 and 2017 each consisted of 13 weeks.
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
Segment Information
The Company’s Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker ("CODM") as defined by guidance regarding segment disclosures (see Note 13 for further discussion). In fiscal year 2016, the Company identified five operating segments in total. Four of the operating segments aggregated into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as "All others"), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. As a result, the financial activity associated with the Systems Innovation Group was reported separately from the Company’s Semiconductor Products Group. This separate reporting was included in the "All others" category. On August 5, 2016, the Company completed its divestiture of its Snowbush Intellectual Property ("Snowbush IP") business (previously part of the Company’s Systems Innovation Group) to Rambus Inc. ("Rambus") for a purchase price of $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. Therefore, as of January 29, 2017, the Company no longer has a Systems Innovation Group or an "All others" category, resulting in four operating segments that aggregate into one reportable segment, the Semiconductor Products Group.
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

Accounting Guidance Issued but Not Adopted as of October 29, 2017

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). The new standard is designed to refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The new standard is effective for interim and annual fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.

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

The Company has completed its impact assessment and identified a change in timing of revenue recognition on the Company's sales made to certain distributors where revenues are currently deferred and not recognized until the distributor sells to the end customers. Upon adoption of the standard, the Company will no longer defer revenue until sale by the distributor to the end customer, but rather, will record revenue at the time of sale to the distributor. The Company will also be required to estimate the effects of returns and allowances provided to distributors.

On the date of initial application, the Company will reverse the deferred net revenue through a cumulative adjustment to retained earnings on sales made to distributors where revenue was recognized upon sales to the end customer. The Company does not expect the impact of this cumulative adjustment to be material to the reported revenue in the period of adoption, or in future periods, as the impact will be offset by the revenue recognized for sales to distributors upon shipment, post adoption.

The Company is in the process of implementing changes to its accounting policies, business processes and internal controls to support the new accounting and disclosure requirements. These changes are not expected to be material.

Note 2: Acquisitions
AptoVision Technologies Inc.

On July 1, 2017, the Company acquired AptoVision Technologies Inc. ("AptoVision"), a privately-held provider of uncompressed, zero-frame latency, video-over-IP solutions addressing the professional audio visual ("Pro AV") market. The unique combination of AptoVision's advanced algorithms for real-time, full bandwidth video transmission over IP networks, and Semtech's industry leading high-speed signal integrity and chip development expertise is expected to enable the adoption of Software Defined Video over Ethernet ("SDVoE") accelerating this natural progression in the evolution of video transport.

Under the terms of the share purchase agreement, the Company acquired all of the outstanding equity interest in AptoVision for a cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn out periods. The fair value of the additional contingent consideration (the "AptoVision Earn-out") as of the acquisition date was $17.0 million, of which $8.5 million is presented within "Accrued liabilities" and $8.5 million is presented within "Other long-term liabilities" in the Balance Sheets. For the nine months ended October 29, 2017, acquisition related transaction costs of $1.6 million are accounted for as an expense in the period in which the costs are incurred and are presented within "Selling, general and administrative" expense in the Statements of Income.

AptoVision met the definition of a business and is accounted for under the acquisition method of accounting in accordance with the FASB’s ASC Topic 805, Business Combinations. The consideration to acquire AptoVision was allocated to the acquired tangible and intangible assets and assumed liabilities of AptoVision based on their respective estimated fair values as of the acquisition date. A summary of the allocation is as follows:

(in thousands)	Estimated Useful Life	October 29, 2017
Finite-lived intangible asset - Developed Technology	6-7 years	$20,000
Finite-lived intangible asset - Customer Relationships	3 years	4,000
Indefinite-lived intangible asset - in-process research and development ("IPR&D")		2,300
Goodwill		12,187
Other (liabilities) assets, net		(3,868)
Total consideration		$34,619

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

The $12.2 million excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. The goodwill resulted from expected synergies and other benefits from the transaction. The Company expects that all such goodwill will be deductible for tax purposes.

The purchase price allocation for the AptoVision acquisition is complete and resulted in a reduction of goodwill during the three months ended October 29, 2017 of $4.7 million due primarily to tax related items. The adjustments did not have a material effect on the Company’s consolidated financial results.

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

The Triune Earn-out targets for fiscal year 2017 were not met and the Company does not expect the fiscal year 2018 targets to be achieved. The fair value of the Triune Earn-out liability was zero as of both October 29, 2017 and January 29, 2017, respectively. (See Notes 6 and 11).

Note 3: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net income	$13,338	$30,776	$37,723	$46,642

Weighted average common shares outstanding - basic	66,194	65,549	65,932	65,331
Dilutive effect of stock options and restricted stock units	1,623	657	1,623	568
Weighted average common shares outstanding - diluted	67,817	66,206	67,555	65,899

Basic earnings per common share	$0.20	$0.47	$0.57	$0.71
Diluted earnings per common share	$0.20	$0.46	$0.56	$0.71

Anti-dilutive shares not included in the above calculations	362	989	447	1,498

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

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax share-based compensation included in the Statements of Income for the three and nine months ended October 29, 2017 and October 30, 2016.

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Revenue offset	$6,249	$3,669	$14,726	$3,669
Cost of sales	316	360	1,161	1,108
Selling, general and administrative	6,589	3,965	22,200	12,001
Product development and engineering	2,202	1,401	6,079	4,420
Share-based compensation	$15,356	$9,395	$44,166	$21,198
Net change in share-based compensation capitalized into inventory	$—	$124	$(414)	$106
Warrant. On October 5, 2016, the Company issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of the common stock of Semtech Corporation. The Warrant was issued by the Company to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area Network ("LPWAN") in the United States, based on the Company’s LoRa® devices and wireless radio frequency technology. The Warrant is accounted for as equity and the cost is recognized as an offset to net sales over the respective performance period. The Warrant consists of five performance tranches. The cost associated with each tranche is recognized based on the fair value at each reporting date until vesting which is the measurement date. For both the three-and nine-month periods ended October 29, 2017, the revenue offset reflects the cost associated with the Warrant.
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
In the first quarter of fiscal year 2018, the Company granted 215,857 performance-based restricted stock units that have a pre-defined market condition, a service condition and are accounted for as equity awards. The market condition is determined based upon the Company’s total stockholder return ("TSR") benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over a one, two and three year performance period (one-third of the awards vesting each performance period). The fiscal year 2018 award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The Company used a Monte Carlo simulation to determine the grant-date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The grant-date fair value per unit of the awards granted in the first quarter of fiscal year 2018 for each one, two and three year performance period is $38.01, $39.76 and $40.89, respectively. At October 29, 2017, the market metrics associated with the outstanding awards issued in fiscal year 2018 is expected to be met at a level which would result in a grant at 101.5% of target.

Note 5: Investments
Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The cash equivalents consist primarily of money market funds that are Level 1 measurements. The investments in these funds were $10.1 million and $16.9 million as of October 29, 2017 and January 29, 2017, respectively.

The following table summarizes the Company’s available-for-sale securities:

	October 29, 2017			January 29, 2017
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Convertible debt	$—	$—	$—	$1,425	$1,425	$—
Other current assets	$—	$—	$—	$1,425	$1,425	$—
The following table summarizes the maturities of the Company’s available-for-sale securities:

	October 29, 2017		January 29, 2017
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$—	$—	$1,425	$1,425
After 1 year through 5 years	—	—	—	—
Other current assets	$—	$—	$1,425	$1,425
The Company's available-for-sales securities consisted of an investment in a convertible debt instrument issued by a privately-held company and is included in "Other current assets" within the Balance Sheets. During the nine months ended October 29, 2017, the Company received cash to fully settle the convertible debt instrument.

The Company currently has a $25.0 million investment, which includes $5.0 million of restricted deposits, in a private entity that is accounted for at cost and included in "Other assets" within the Balance Sheets. As part of its investment, the Company received a call option that allows the Company to purchase all of the outstanding equity of the entity. The call option, which was out-of-the-money at inception, is exercisable until June 30, 2018.

Note 6: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented within the Company's Balance Sheets as follows:

	Fair Value as of October 29, 2017				Fair Value as of January 29, 2017
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$10,126	$10,126	$—	$—	$16,945	$16,945	$—	$—
Derivative financial instruments	482	—	482	—	326	—	326	—
Convertible debt	—	—	—	—	1,425	—	—	1,425
Total financial assets	$10,608	$10,126	$482	$—	$18,696	$16,945	$326	$1,425

Financial liabilities:
AptoVision Earn-out	$17,188	$—	$—	$17,188	$—	$—	$—	$—
Triune Earn-out	—	—	—	—	—	—	—	—
Cycleo Earn-out	776	—	—	776	1,242	—	—	1,242
Derivative financial instruments	—	—	—	—	—	—	—	—
Total financial liabilities	$17,964	$—	$—	$17,964	$1,242	$—	$—	$1,242
During the nine months ended October 29, 2017, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of October 29, 2017 and January 29, 2017, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in the Balance Sheets within the caption "Other current assets" and the value of contracts in a loss position are recorded within the caption "Accrued liabilities" within the Balance Sheets. Please see Note 15 for further discussion of the Company’s derivative instruments.
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
The Cycleo Earn-out liability (see Note 11) is valued utilizing estimates of annual revenue and operating income (Level 3 inputs) through April 2020. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
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

The Company reviews and re-assesses the estimated fair value of contingent consideration on a recurring basis, and the updated fair value could differ materially from the previous estimates. Changes in the estimated fair value of the Company’s contingent earn-out liabilities related to the time component of the present value calculation are reported in "Interest expense" within the Statements of Income. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

A reconciliation of the change in the earn-out liability during the nine months ended October 29, 2017 is as follows:

(in thousands)	Cycleo	Triune	AptoVision	Total
Balance at January 29, 2017	$1,242	$—	$—	$1,242
Changes in the fair value of contingent earn-out obligations	—	—	—	—
Current acquisitions	—	—	17,188	17,188
Payments	(466)	—	—	(466)
Balance as of October 29, 2017	$776	$—	$17,188	$17,964
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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 9) is $135.0 million and $146.3 million as of October 29, 2017 and January 29, 2017, respectively. The fair value of the Company's Revolving Commitments (as defined in Note 9) is $97.0 million as of both October 29, 2017 and January 29, 2017, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.

For its investment in non-marketable equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during the first nine months of fiscal year 2018.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	October 29, 2017	January 29, 2017
Raw materials	$2,000	$2,968
Work in progress	50,373	44,740
Finished goods	18,876	18,164
Inventories	$71,249	$65,872

Note 8: Goodwill and Intangible Assets
Goodwill – There were no events or changes in circumstances that would indicate the carrying amount of goodwill may not be recoverable as of October 29, 2017 and January 29, 2017. Goodwill by applicable reporting unit is as follows:

(in thousands)	Signal Integrity	Power and High Reliability	Wireless and Sensing	Total
Balance at January 29, 2017	$261,891	$49,384	$18,428	$329,703
Additions (1)	12,187	—	—	12,187
Balance at October 29, 2017	$274,078	$49,384	$18,428	$341,890
(1) Composed of goodwill recognized on the acquisition date and subsequent adjustments resulting from changes to the acquisition date fair values of net assets acquired in the business combination recorded during their respective measurement periods.
During the second quarter of fiscal year 2018, goodwill associated with the Signal Integrity product group increased due to the Company’s acquisition of AptoVision (see Note 2).

Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which continue to be amortized:

		October 29, 2017			January 29, 2017
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$164,930	$(109,609)	$55,321	$144,930	$(92,940)	$51,990
Customer relationships	5-10 years	34,030	(23,991)	10,039	30,030	(20,247)	9,783
Total finite-lived intangible assets		$198,960	$(133,600)	$65,360	$174,960	$(113,187)	$61,773

The following table sets forth the Company’s finite-lived intangible assets resulting from acquisitions:

(in thousands)	Gross Carrying Value
Value at January 29, 2017	$174,960
Acquired intangible assets	24,000
Value at October 29, 2017	$198,960

For the three months ended October 29, 2017 and October 30, 2016, amortization expense related to acquired finite-lived intangible assets was $7.5 million and $6.3 million, respectively. For the nine months ended October 29, 2017 and October 30, 2016, amortization expense related to acquired finite-lived intangible assets was $20.4 million and $19.0 million, respectively. Amortization expense related to acquired finite-lived intangible assets is reported as "Intangible amortization" within the Statements of Income.
The following table sets forth the Company’s indefinite-lived intangible assets resulting from additions to IPR&D:

(in thousands)	Net Carrying Value
Value at January 29, 2017	$—
In-process research and development through acquisitions	2,300
Value at October 29, 2017	$2,300
The Company reviews indefinite-lived intangible assets for impairment as of November 30, each year, by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.

Note 9: Credit Facilities

On November 15, 2016 (the "Closing Date"), Semtech Corporation, with certain of its domestic subsidiaries as guarantors (the "Guarantors"), entered into the amended and restated credit facility with the lenders party thereto ("Lenders"), and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the "Credit Agreement"). The Credit Agreement amended and restated the Company's prior credit agreement. The Company accounted for the Credit Agreement as a debt modification. Pursuant to the Credit Agreement, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate initial principal amount of $150.0 million (the "Term Loans") and revolving credit commitments in an aggregate principal amount of $250.0 million (the "Revolving Commitments"). Up to $40.0 million of the Revolving Commitments may be used to obtain letters of credit, up to $25.0 million of the Revolving Commitments may be used to obtain swing line loans, and up to $40.0 million of the Revolving Commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars. Each of the Term Loans and the Revolving Commitments is scheduled to mature on November 12, 2021. As of October 29, 2017, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub facilities.

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

The Term Loans are required to be prepaid using the proceeds of certain dispositions of assets and receipt of insurance proceeds, subject to agreed-upon thresholds and exceptions and customary reinvestment rights.

The Credit Agreement contains customary covenants, including limitations on Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, sell or otherwise dispose of assets, repurchase stock, pay dividends or make similar distributions, engage in certain transactions with affiliates and make capital expenditures. In addition, the Company must comply with the following financial covenants, tested at the end of each fiscal quarter on a trailing four-quarter basis: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 and (ii) a maximum consolidated leverage ratio of 3.00 to 1.00 provided that, such maximum consolidated leverage ratio may be increased to 3.25 to 1.00 or 3.50 to 1.00, as applicable, for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition which constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of October 29, 2017, the Company was in compliance with all covenants.

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
As of October 29, 2017, the interest rates payable on both the Term Loans and the Revolving Commitments was 2.87%.

Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2018	$3,750
2019	15,938
2020	18,750
2021	19,688
2022	76,875
Total debt	$135,001

There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $97.0 million at October 29, 2017 and is due on or before November 12, 2021.

Note 10: Income Taxes
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Balance at January 29, 2017	$11,452
Additions based on tax positions related to the current year	590
Reductions for issue resolutions	(990)
Balance as of October 29, 2017	$11,052
Included in the balance of gross unrecognized tax benefits at October 29, 2017 and January 29, 2017, are $8.9 million and $9.3 million of net tax benefits (after federal impact of state items), respectively, that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected within the Balance Sheets as follows:

(in thousands)	October 29, 2017	January 29, 2017
Deferred tax assets - non-current	$9,782	$9,309
Other long-term liabilities	1,270	2,143
Total accrued taxes	$11,052	$11,452

The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the "Provision for taxes" in the Statements of Income. The Company had approximately $0.3 million of net interest and penalties accrued at both October 29, 2017 and January 29, 2017, respectively.

Tax years prior to 2012 (the Company’s fiscal year 2013) are generally not subject to examination by the U.S. Internal Revenue Service ("IRS") except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. For state returns, the Company is generally not subject to income tax examinations for calendar years prior to 2012 (the Company’s fiscal year 2013). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2016. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates.

The Company’s regional income from continuing operations before taxes and equity in net losses of equity method investments is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Domestic	$(2,366)	$937	$(11,396)	$(13,048)
Foreign	19,180	35,582	60,447	75,114
Total	$16,814	$36,519	$49,051	$62,066

Note 11: Commitments and Contingencies

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
The Company’s currently pending legal matters of note are discussed below:
Environmental Matters
In 2001, the Company was notified by the California Department of Toxic Substances Control ("State") that it may have liability associated with the clean-up of the one-third acre Davis Chemical Company site in Los Angeles, California. The Company has been included in the clean-up program because it was one of the companies that used the Davis Chemical Company site for waste recycling and/or disposal between 1949 and 1990. The Company joined with other potentially responsible parties that sent acetone to the site and entered into a Consent Order with the State that required the group to perform a soil investigation at the site and submit a remediation plan. The State has approved the remediation plan, which addressed the group’s initial obligations under the Consent Order. The Consent Order does not require the group to remediate the site and the State has indicated it intends to look to other parties for remediation. To date, the Company’s share of the group’s expenses has not been material and has been expensed as incurred. More recently, the State has decided to pursue a smaller group of parties for additional remediation and/or costs, in particular, parties the State alleges provided chlorinated solvents for recycling, including the Company. Due to the fact that there are fewer parties that are alleged to have provided chlorinated solvent wastes, the potential share of this alleged liability is much larger than the Company’s share of acetone group potential liability. On January 30, 2017, the Company entered into a Consent Decree to settle and resolve all of the State’s claims against the Company, including any liability the Company may have relating to acetone and chlorinated solvents. The Company’s share of the settlement amount to be paid to the State is not material. On January 31, 2017, the State filed its Complaint and lodged the Consent Decree. The Consent Decree was subject to a public comment period of not less than 30 days. The State filed a motion for entry of the Consent Decree on April 25, 2017 and the current owner of the property, Westside Delivery LLC, filed an Objection to the Proposed Consent Decree and Opposition to the Motion for Entry as well as a Motion to Intervene on May 15, 2017. On July 21, 2017, the Court granted the Motion to Intervene and Westside Delivery filed an intervenor complaint on July 26, 2017. On July 31, 2017, the parties filed a stipulation requesting a stay of the proceedings pending a ruling on an appeal in the case between the State and Westside Delivery. On August 2, 2017, the Court entered an order granting the State’s motion for entry of the Consent Decree, but did not actually sign the Consent Decree. On August 4, 2017, the Court entered an order staying the proceedings pending appeal, but then on August 10, 2017, the Court signed the Consent Decree. The Company has been informed by the State that Westside Delivery has asserted an ability to appeal the entry of the Consent Decree, despite the fact that the 30 days provided in the rules for filing a notice of appeal has lapsed and the parties to the Consent Decree have complied with its terms, including having made the appropriate payments.

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

The Company has been engaged with the regulatory agency, including technical discussions between the Company’s environmental firm and RWQCB staff, and has initiated the technical efforts to comply with the order. The Company submitted technical reports prepared by the environmental firm to the RWQCB and has received confirmation regarding the satisfaction of portions of the order. The Company also submitted a remedial action plan prepared by the environmental firm outlining the cleanup of soil, groundwater, and soil vapor at the site. The Company's contractors have installed new monitoring wells and have submitted plans and applications in order to initiate pilot testing of a soil vapor extraction system. The parties are continuing to work toward compliance with the October 2013 order and anticipate working cooperatively on any ultimate proposed cleanup and abatement work.

The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the draft remedial action plan, the Company determined a revised range of probable loss between $4.7 million and $7.2 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss as follows within the Company’s Balance Sheets.

(in thousands)	Accrued Liability	Other-Long Term Liability	Total
Balance at January 29, 2017	$620	$4,381	$5,001
Change in estimate	2,186	(2,186)	—
Utilization	(268)	—	(268)
Balance at October 29, 2017	$2,538	$2,195	$4,733

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
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period ("Cycleo Defined Earn-out Period"). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Earn-out of $6.1 million and $6.1 million as of October 29, 2017 and January 29, 2017, respectively, of which $2.8 million is expected to be paid within twelve months.

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
A summary of earn-out liabilities by classification follows:

	Balance at October 29, 2017				Balance at January 29, 2017
(in thousands)	Cycleo	Triune	AptoVision	Total	Cycleo	Triune	AptoVision	Total
Compensation expense	$4,662	$—	$—	$4,662	$4,576	$—	$—	$4,576
Not conditional upon continued employment	776	—	17,188	17,964	949	—	—	949
Interest expense	621	—	—	621	543	—	—	543
Total liability	$6,059	$—	$17,188	$23,247	$6,068	$—	$—	$6,068

Amount expected to be settled within twelve months	$2,798	$—	$8,688	$11,486

Note 12: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Arrow Electronics (and affiliates)	13%	11%	10%	9%
Trend-tek Technology Ltd (and affiliates)	10%	8%	10%	10%
Samsung Electronics (and affiliates)	9%	9%	8%	8%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	5%	6%	6%	5%
(1)    Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The Company did not have any customer that accounted for at least 10% of total net receivables as of October 29, 2017 or January 29, 2017.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, Korea and the Philippines. For the third quarter of fiscal years 2018 and 2017, respectively, approximately 21% and 24%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods.
In the third quarter of fiscal year 2018, authorized distributors accounted for approximately 66% of the Company’s net sales compared to approximately 64% in the third quarter of fiscal year 2017. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the third quarter of fiscal year 2018, the Company's two largest distributors were based in Asia.

Note 13: Segment Information
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

Net sales by segment are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Semiconductor Products Group	$150,304	$137,185	$447,233	$404,036
All others	—	—	—	205
Total	$150,304	$137,185	$447,233	$404,241

Income by segment and reconciliation to consolidated operating income:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Semiconductor Products Group	$42,828	$33,013	$124,906	$92,973
All others	—	25,214	—	22,738
Operating income by segment	42,828	58,227	124,906	115,711
Items to reconcile segment operating income to consolidated income before taxes
Share-based compensation	15,356	9,395	44,166	21,198
Intangible amortization	7,453	6,286	20,414	19,017
Changes in the fair value of contingent earn-out obligations	188	—	188	(162)
Other non-segment related expenses	2,252	3,139	5,221	5,939
Amortization of fair value adjustments related to acquired property, plant and equipment	—	308	190	925
Interest expense, net	2,032	1,890	6,107	5,857
Non-operating expense, net	(1,267)	690	(431)	871
Income before taxes	$16,814	$36,519	$49,051	$62,066
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 29, 2017		October 30, 2016		October 29, 2017		October 30, 2016
Signal Integrity	$63,921	42%	$60,550	44%	$198,645	43%	$193,745	48%
Protection	49,366	33%	40,250	29%	136,673	31%	108,296	27%
Wireless and Sensing	31,146	21%	24,070	18%	92,378	21%	60,514	15%
Power and High-Reliability	12,120	8%	15,984	12%	34,263	8%	45,150	11%
Systems Innovation	—	—%	—	—%	—	—%	205	—%
Other: Warrant Shares	(6,249)	(4)%	(3,669)	(3)%	(14,726)	(3)%	(3,669)	(1)%
Total net sales	$150,304	100%	$137,185	100%	$447,233	100%	$404,241	100%

The cost of the Warrant granted is recognized as an offset to net sales over the respective performance period.
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Asia-Pacific	75%	80%	74%	79%
North America	21%	16%	21%	16%
Europe	8%	7%	8%	8%
Other: Warrant Shares	(4)%	(3)%	(3)%	(3)%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended		Nine Months Ended
(percentage of total sales)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
China (including Hong Kong)	50%	46%	50%	45%
United States	9%	11%	9%	11%

Note 14: Stock Repurchase Program

Stock Repurchase Program

The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended				Nine Months Ended
	October 29, 2017		October 30, 2016		October 29, 2017		October 30, 2016
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the stock repurchase program	—	$—	—	$—	312,304	$10,389	23,968	$538
Total treasury shares required	—	$—	—	$—	312,304	$10,389	23,968	$538

As of October 29, 2017, the Company had repurchased $147.0 million in shares of its common stock under the program since inception and the remaining authorization under the program was $51.4 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 15: Derivatives and Hedging Activities

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

At October 29, 2017, the Company had the following outstanding foreign exchange contracts:

(in thousands)
Foreign Exchange Contracts	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	3	$4,976	C$	6,750
Sell USD/Buy GBP Forward Contract	3	$2,762		£2,250
Total	6

These contracts met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of "Accumulated other comprehensive loss" within the Balance Sheet. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income or loss ("AOCI") until the hedged item is recognized in selling, general and administrative ("SG&A") expense within the Statements of Income when the underlying hedged expense is recognized. Any ineffective portions of cash flow hedges are recorded in "Non-operating expense, net" within the Company’s Statements of Income. The Company presents its derivative assets and liabilities at their gross fair values on the Balance Sheets.

The table below summarizes the carrying values of derivative instruments as of October 29, 2017 and January 29, 2017:

	Carrying Values of Derivative Instruments as of October 29, 2017
(in thousands)	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$482	$—	$482
Total derivatives	$482	$—	$482

	Carrying Values of Derivative Instruments as of January 29, 2017
	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$326	$—	$326
Total derivatives	$326	$—	$326

(1)	Assets are included in "Other current assets" and liabilities are included in "Accrued liabilities" within the Balance Sheets.

(2)	The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Please refer to Note 6.

The following table summarizes the amount of income recognized from derivative instruments for the three months ended October 29, 2017 and October 30, 2016 as well as the line items within the accompanying Statements of Income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
(in thousands)	October 29, 2017	October 30, 2016		October 29, 2017	October 30, 2016		October 29, 2017	October 30, 2016
Sell USD/Buy CHF Forward Contract	$—	$(85)	SG&A	$—	$(24)	SG&A	$—	$(1)
Sell USD/Buy CAD Forward Contract	(184)	(141)	SG&A	(442)	(334)	SG&A	(1)	—
Sell USD/Buy GBP Forward Contract	(9)	(196)	SG&A	(208)	270	SG&A	—	(2)
	$(193)	$(422)		$(650)	$(88)		$(1)	$(3)

The following table summarizes the amount of income recognized from derivative instruments for the nine months ended October 29, 2017 and October 30, 2016 as well as the line items within the accompanying Statements of Income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
(in thousands)	October 29, 2017	October 30, 2016		October 29, 2017	October 30, 2016		October 29, 2017	October 30, 2016
Sell USD/Buy CHF Forward Contract	$—	$51	SG&A	$—	$(72)	SG&A	$—	$—
Sell USD/Buy CAD Forward Contract	819	1,113	SG&A	(532)	(909)	SG&A	(4)	5
Sell USD/Buy GBP Forward Contract	296	(843)	SG&A	(428)	435	SG&A	—	(3)
	$1,115	$321		$(960)	$(546)		$(4)	$2

The amount of losses related to the effective portion of derivative instruments designated as cash flow hedges included in AOCI within the Balance Sheets for the three months ended October 29, 2017 and October 30, 2016 was $0.8 million and $0.5 million, respectively. The amount of gains related to the effective portion of derivative instruments designated as cash flow hedges included in AOCI within the Balance Sheets for the nine months ended October 29, 2017 and October 30, 2016 was $0.2 million and $0.2 million, respectively. Any gains or losses under these contracts are expected to be realized and reclassified to selling, general and administrative within the next three months.

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
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company", "we", "our", or "us") designs, develops, manufactures and markets high-performance analog, mixed signal semiconductors and advanced algorithms. We operate and account for results in one reportable segment. Prior to the third quarter of fiscal year 2017, we also had one non-reportable segment. See Note 13 to our unaudited consolidated financial statements. The Company’s interim unaudited consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited consolidated statements of income are referred to herein as the "Statements of Income."
Our product lines include:
Signal Integrity Products. We design, develop and market a portfolio of optical communications, broadcast video and video over IP products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of integrated circuits ("ICs") for datacenter, enterprise, passive optical network ("PON"), and wireless basestation optical transceivers and high-speed interfaces ranges from 100Mbps to 400Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and SONET. Our video products offer advanced solutions for next generation broadcast applications at ever increasing data rates, as well as highly differentiated video over IP technology for Pro AV applications.
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
Our net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Signal Integrity	$63,921	$60,550	$198,645	$193,745
Protection	49,366	40,250	136,673	108,296
Wireless and Sensing	31,146	24,070	92,378	60,514
Power and High-Reliability	12,120	15,984	34,263	45,150
Systems Innovation	—	—	—	205
Other: Warrant Shares (1)	(6,249)	(3,669)	(14,726)	(3,669)
Total	$150,304	$137,185	$447,233	$404,241
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
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the third quarters of fiscal years 2018 and 2017 represented 66% and 64% of net sales, respectively. Sales made directly to customers during the third quarters of fiscal years 2018 and 2017 were 34% and 36% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For the third quarter of fiscal years 2018 and 2017, approximately 21% and 24%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods. Foreign sales during the third quarter of fiscal years 2018 and 2017 constituted approximately 91% and 89%, respectively, of our net sales. Approximately 82% and 87% of foreign sales during the third quarters of fiscal years 2018 and 2017, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
Fiscal Periods
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The third quarter of fiscal years 2018 and 2017 each consisted of 13 weeks.
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

We defer revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or product return privileges, until these products are sold through to end users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, we have concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. We estimate the deferred gross margin on these sales by applying an average gross margin to the actual gross sales. The average gross margin is calculated for each category of material using current standard costs. The estimated deferred gross margin on these sales, where there are no outstanding receivables, is recorded within the Balance Sheets within the heading of "Deferred revenue." There were no significant impairments of deferred cost of revenues in the first nine months of fiscal years 2018 or 2017.

The following table summarizes the deferred revenue balance:

(in thousands)	October 29, 2017	January 29, 2017
Deferred revenues	$10,500	$11,419
Deferred cost of revenues	(2,424)	(2,246)
Deferred revenue, net	8,076	9,173
Deferred product design and engineering recoveries	4,653	2,886
Total deferred revenue	$12,729	$12,059

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
Results of Operations
The following table sets forth, for the periods indicated, our Statements of Income expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.5%	40.9%	40.4%	40.3%
Gross profit	59.5%	59.1%	59.6%	59.7%
Operating costs and expenses:
Selling, general and administrative	24.3%	25.6%	24.6%	25.1%
Product development and engineering	18.4%	18.7%	18.1%	19.1%
Intangible amortization	5.0%	4.6%	4.6%	4.7%
(Gain) loss on disposition of business operations	—%	(18.2)%	0.1%	(6.2)%
Changes in the fair value of contingent earn-out obligations	0.1%	—%	—%	—%
Total operating costs and expenses	47.8%	30.6%	47.4%	42.7%
Operating income	11.7%	28.5%	12.2%	17.0%
Interest expense, net	(1.4)%	(1.4)%	(1.4)%	(1.4)%
Non-operating income (expense), net	0.8%	(0.5)%	0.1%	(0.2)%
Income before taxes and equity in net losses of equity method investments	11.2%	26.6%	11.0%	15.4%
Provision for taxes	2.2%	4.2%	2.5%	3.8%
Net income before equity in net losses of equity method investments	9.0%	22.4%	8.5%	11.5%
Equity in net losses of equity method investments	(0.1)%	—%	—%	—%
Net income	8.9%	22.4%	8.4%	11.5%
Percentages may not add precisely due to rounding.
Our regional mix of income (loss) from continuing operations before taxes and equity in net losses of equity method investments is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Domestic	$(2,366)	$937	$(11,396)	$(13,048)
Foreign	19,180	35,582	60,447	75,114
Total	$16,814	$36,519	$49,051	$62,066
Domestic performance from continuing operations includes amortization of acquired intangible assets and higher levels of share-based compensation compared to foreign operations.
Recent Accounting Pronouncements
New accounting standards are discussed in Note 1 to our consolidated financial statements, included in Item 1, of this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended October 29, 2017 and October 30, 2016

All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our consolidated financial statements in this Quarterly Report for a description of each market category):

	Three Months Ended
(in thousands, except percentages)	October 29, 2017		October 30, 2016
Enterprise Computing	$47,779	32%	$37,239	27%
Industrial	43,178	29%	36,931	27%
High-End Consumer	48,671	32%	41,924	31%
Communications	16,925	11%	24,760	18%
Other: Warrant Shares	(6,249)	(4)%	(3,669)	(3)%
Total	$150,304	100%	$137,185	100%
Net Sales
Net sales for the third quarter of fiscal year 2018 were $150.3 million, an increase of 10% compared to $137.2 million for the third quarter of fiscal year 2017. During the third quarter of fiscal year 2018, we benefited from strength in our high-end consumer end-market due to higher demand from our largest Korean customer and growing demand for our LoRa® products. This strength was partially offset by lower net sales of our power and high-reliability products and the $6.2 million impact from the Warrant granted to Comcast which offset net sales.
Based on recent bookings trends and our backlog entering the quarter, we estimate net sales for the fourth quarter of fiscal year 2018 to be between $131.5 million and $135.5 million.
Gross Profit
In the third quarter of fiscal year 2018, gross profit increased to $89.4 million from $81.1 million in the third quarter of fiscal year 2017 driven by higher sales. Gross margins were 59.5% in the third quarter of fiscal year 2018 compared to 59.1% in the third quarter of fiscal year 2017. In the third quarter of fiscal year 2018, the benefit of a favorable mix of higher margin product sales was offset by the impact of the Warrant granted to Comcast.
In the fourth quarter of fiscal year 2018, we expect our gross margins to be in the range of 58.8% to 59.9%.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	October 29, 2017		October 30, 2016
Selling, general and administrative	$36,568	52%	$35,116	84%	4%
Product development and engineering	27,631	38%	25,600	61%	8%
Intangible amortization	7,453	10%	6,286	15%	19%
Gain on disposition of business operations	—	—%	(25,036)	(60)%	(100)%
Changes in the fair value of contingent earn-out obligations	188	—%	—	—%	100%
Total operating costs and expenses	$71,840	100%	$41,966	100%	71%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased in the third quarter of fiscal year 2018 compared to the same quarter of fiscal year 2017 as a result of higher share-based compensation costs. The higher levels of share-based compensation expense primarily resulted from higher levels of anticipated performance achievement, for awards with performance-based vesting conditions, the impact of increases in our stock price and the related fair value re-measurement of awards accounted for as a liability rather than equity.
Product Development and Engineering Expenses
Product development and engineering expenses increased slightly in the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017 as a result of higher equity compensation and lower recoveries of non-recurring engineering services.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.

Intangible Amortization
Intangible amortization was $7.5 million and $6.3 million in the third quarter of fiscal years 2018 and 2017, respectively. The increase relates entirely to the addition of intangibles related to the acquisition of AptoVision Technologies Inc. ("AptoVision") in July 2017.
Interest Expense
Interest and amortization of debt discount and expense was $2.0 million and $1.9 million in the third quarter of fiscal years 2018 and 2017, respectively. The impact of higher LIBOR rates on interest expense was offset by lower overall debt levels and lower interest rate margins resulting from an improved leverage ratio.
We expect the interest rate on our credit facility to increase slightly in the fourth quarter of fiscal year 2018 as a result of higher anticipated LIBOR rates. See "Liquidity and Capital Resources" for a description of our credit facility.
Income Taxes
The effective tax rates for the third quarter of fiscal years 2018 and 2017 were a provision of 19.5% and 15.7%, respectively. In the third quarter of fiscal year 2018, we recorded an income tax provision of $3.3 million compared to $5.7 million in the third quarter of fiscal year 2017. The effective tax rate in the third quarter of fiscal year 2018 was higher than the effective tax rate in third quarter of fiscal year 2017 primarily due to lower pretax book income and the mix of regional earnings.
Our effective tax rate in the third quarter of fiscal year 2018 differs from the statutory federal income tax rate of 35% primarily due to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided. As a result of the valuation reserves that we maintain against our U.S. based deferred tax assets, our effective tax rate is subject to extreme volatility depending on the changes in our U.S. profitability in relation to total income from continuing operations before income taxes.
We intend to indefinitely reinvest all of our unremitted foreign earnings and, as a result, have not provided U.S. taxes on these earnings. We currently do not need these earnings to support our U.S. operations. If these unremitted foreign earnings are needed for our U.S. operations or can no longer be permanently reinvested outside the U.S., we would be required to accrue and pay U.S. taxes on these earnings. Some proposals in “The Tax Cuts and Jobs Act” would require us to pay taxes on foreign earnings that would create volatility in our future cash taxes and tax rates. Although it is too early to understand the final impact, under current proposals we would expect to have a cash tax liability on our cumulative unremitted foreign earnings.

As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in our adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.

Comparison of the Nine Months Ended October 29, 2017 and October 30, 2016

All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our consolidated financial statements in this Quarterly Report for a description of each market category):

	Nine Months Ended
(in thousands, except percentages)	October 29, 2017		October 30, 2016
Enterprise Computing	$149,270	33%	$119,612	30%
Industrial	115,978	26%	106,269	26%
High-End Consumer	140,043	31%	108,515	27%
Communications	56,668	13%	73,514	18%
Other: Warrant Shares	(14,726)	(3)%	(3,669)	(1)%
Total	$447,233	100%	$404,241	100%

Net Sales
Net sales for the first nine months of fiscal year 2018 were $447.2 million, an increase of 10.6% compared to $404.2 million for the first nine months of fiscal year 2017. During the first nine months of fiscal year 2018, we benefited from strength in our high-end consumer end-market due to higher demand from our largest Korean customer and growing demand for our LoRa® and proximity sensing products. This strength was partially offset by lower demand for our power and high-reliability products and the impact from the Warrant granted to Comcast which offset net sales.

Gross Profit
In the first nine months of fiscal year 2018, gross profit increased to $266.6 million from $241.4 million in the first nine months of fiscal year 2017. Gross margins were 59.6% in the first nine months of fiscal year 2018 compared to 59.7% in the first nine months of fiscal year 2017. The decline in gross margins in the first nine months of fiscal year 2018 resulted from the unfavorable impact of the Warrant granted to Comcast, partially offset by a more favorable mix of higher margin product sales.
Operating Costs and Expenses

	Nine Months Ended				Change
(in thousands, except percentages)	October 29, 2017		October 30, 2016
Selling, general and administrative	$109,820	51%	$101,654	59%	8%
Product development and engineering	81,046	38%	77,097	45%	5%
Intangible amortization	20,414	11%	19,017	11%	7%
Loss (gain) on disposition of business operations	375	—%	(25,036)	(15)%	(101)%
Changes in the fair value of contingent earn-out obligations	188	—%	(162)	—%	(216)%
Total operating costs and expenses	$211,843	100%	$172,570	100%	23%
Selling, General and Administrative Expenses
SG&A expenses increased in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017 as a result of a $10.2 million increase in share-based compensation expense. The higher levels of share-based compensation expense primarily resulted from much higher levels of anticipated performance achievement, for awards with performance-based vesting conditions, and the impact of increases in our stock price and the related fair value re-measurement of awards accounted for as a liability rather than equity.
Product Development and Engineering Expenses
Product development and engineering expenses increased in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017 as a result of a $1.7 million increase in share-based compensation expenses and lower recoveries from non-recurring engineering services.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $20.4 million and $19.0 million in the first nine months of fiscal years 2018 and 2017, respectively. The increase relates entirely to the addition of intangibles related to the acquisition of AptoVision in July 2017.
Interest Expense
Interest and amortization of debt discount and expense was $6.1 million and $5.9 million in the first nine months of fiscal year 2018 and 2017, respectively. The impact of higher LIBOR rates is being partially offset by lower overall debt levels and lower interest rate margins resulting from an improved leverage ratio.
Income Taxes
The effective tax rates for the first nine months of fiscal years 2018 and 2017 were a provision of 22.7% and 24.9%, respectively. In the first nine months of fiscal year 2018, we recorded an income tax provision of $11.1 million compared to $15.4 million in the first nine months of fiscal year 2017. The effective tax rate in the first nine months of fiscal year 2018 was lower than the effective tax rate in the first nine months of fiscal year 2017 primarily due to favorability in regional mix of pre-tax book income.
Our effective tax rate in the first nine months of fiscal year 2018 differs from the statutory federal income tax rate of 35% primarily due to a valuation reserve against our deferred tax assets and certain undistributed foreign earnings for which no U.S taxes are provided. As a result of the valuation reserves that we maintain against our U.S. based deferred tax assets, our effective tax rate is subject to extreme volatility depending on the changes in our U.S. profitability in relation to total income from continuing operations before income taxes.
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

As of October 29, 2017, our total stockholders’ equity was $664.7 million. At that date, we also had approximately $291.1 million in cash and cash equivalents and $230.1 million of borrowings, net of debt discount.
We believe that sources and uses of cash when used in conjunction with GAAP measures provide useful information to investors in evaluating our cash flows. Our primary sources and uses of cash for the corresponding periods are presented below (non-GAAP):

	Nine Months Ended
(in millions)	October 29, 2017	October 30, 2016
Sources of Cash
Operating activities	$72.9	$84.7
Proceeds from convertible debt settlement	5.7	—
Proceeds from sales of property, plant and equipment	0.2	—
Proceeds from disposition of business operations	—	32.0
Proceeds from sales of investments	—	0.6
Proceeds from exercise of stock options	5.3	1.7
	$84.1	$119.0
Uses of Cash
Purchase of property, plant and equipment	(26.8)	(13.8)
Purchase of investments	(13.3)	(3.3)
Acquisition, net of cash acquired	(17.6)	—
Payments of term loans	(11.3)	(9.4)
Payment for employee share-based compensation payroll taxes	(10.7)	(5.9)
Repurchase of outstanding common stock	(10.4)	(0.5)
	$(90.1)	$(32.9)
Net (decrease) increase in cash and cash equivalents	$(6.0)	$86.1

In summary, our cash flows for each period were as follows:

	Nine Months Ended
(in millions)	October 29, 2017	October 30, 2016
Net cash provided by operating activities	$72.9	$84.7
Net cash (used in) provided by investing activities	(51.9)	15.6
Net cash used in financing activities	(27.0)	(14.2)
Net (decrease) increase in cash and cash equivalents	$(6.0)	$86.1
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

A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 29, 2017, our foreign subsidiaries held approximately $209.1 million of cash and cash equivalents compared to $224.6 million at January 29, 2017. Earnings previously taxed in the U.S. of $18.7 million can be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. As of October 29, 2017, our foreign subsidiaries had $634.0 million of unremitted earnings for which no Federal or state taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
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

Operating cash flow for the first nine months of fiscal year 2018 was impacted by the disbursement of $19.6 million of supplemental compensation, which is aligned with our financial performance and is normally settled in the first quarter of each fiscal year. Foreign tax payments of $17.5 million during the first nine months of fiscal year 2018 were primarily made in Canada and included acquired AptoVision tax liabilities of $6.0 million. Additionally, we have increased spending to build inventory to support higher product demand. Accounts receivable increased by $15.0 million since January 29, 2017 due to revenue growth.
Investing Activities
Cash flows used in investing activities are primarily attributable to equity investments and capital expenditures, net of proceeds from sales of investments and property, plant and equipment. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $26.8 million for the first nine months of fiscal year 2018 compared to $13.8 million for the first nine months of fiscal year 2017.
In the first nine months of fiscal year 2018, we made $13.3 million of strategic investments in companies that are enabling the LoRaWANTM ecosystem and developing technologies to support the requirements of our customers’.
On July 1, 2017, we acquired AptoVision for an upfront cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay an additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn out periods. We expect to fund any obligations associated with the additional cash consideration with cash generated by our operations and our existing cash balances.
Financing Activities
Cash flows used in financing activities are primarily attributable to principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
In the first nine months of fiscal year 2018, we received $5.3 million in proceeds from the exercise of stock options compared to $1.7 million in the first nine months of fiscal year 2017.
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

The Credit Agreement refinanced our existing $400.0 million senior secured first lien credit facilities. All of the proceeds of the Term Loans were used to repay in full all of the obligations outstanding under the prior credit agreement and to pay transaction costs in connection with such refinancing and the Credit Agreement. As of October 29, 2017 we have $135.0 million outstanding under our Term Loans and $97.0 million outstanding under our Revolving Commitments.

As of October 29, 2017, $153.0 million of the Revolving Commitments were undrawn. The proceeds of the revolving credit facility may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.

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

Stock Repurchase Program

We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. This program represents one of our principal efforts to return value to our stockholders. We repurchased 312,304 shares under this program in the first nine months of fiscal year 2018 for $10.4 million. In the first nine months of fiscal year 2017, we repurchased 23,968 shares under this program for $0.5 million. We currently have $51.4 million available under this program that may be used for future repurchases.

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

Contractual Obligations
There were no material changes in our contractual obligations during the first nine months of fiscal year 2018 from those disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 filed with the SEC on March 23, 2017.
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

We are subject to risks related to changes in foreign currency exchange rates as we experience expenses denominated in foreign currencies. As a result, changes in exchange rate fluctuations may positively or negatively affect results of operations. We enter into forward contracts to hedge anticipated foreign currency denominated transactions generally expected to occur in the current and subsequent fiscal years. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, these cash flow hedges are designated for hedge accounting treatment and gains and losses on these contracts are recorded in accumulated other comprehensive income in stockholder’s equity and reclassified into earnings at the time that the related transactions being hedged are recognized in earnings. Please see Note 15 to our unaudited consolidated financial statements in Part I, Item 1 of this report for further discussion of our derivative instruments.

An adverse change of the U.S. Dollar against our foreign currency operating expenses of 10%, after taking into account balance sheet hedges, would have resulted in an adverse impact on income before taxes of $1.6 million in the third quarter of fiscal year 2018.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of October 29, 2017.

Changes in Internal Controls

As of October 29, 2017, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 11 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the third quarter of fiscal year 2018.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2017 (07/31/17-08/27/17)	—	$—	—	$51.4	million
September 2017 (08/28/17-09/24/17)	—	—	—	$51.4	million
October 2017 (09/25/17-10/29/17)	—	—	—	$51.4	million
Total activity	—	$—	—

(1)
We maintain an active stock repurchase program which was approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years.

As of October 29, 2017, we had repurchased $147.0 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $51.4 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.
Limitation Upon Payment of Dividends
The Credit Agreement governing our senior secured first lien credit facilities includes covenants limiting our ability to pay dividends or make distributions on our capital stock.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Semtech Corporation Chief Executive Officer Bonus Plan, as amended and restated on November 15, 2017	Filed herewith

10.2	Semtech Corporation Executive Bonus Plan (non-CEO), as amended and restated on November 15, 2017	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

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

SEMTECH CORPORATION
Registrant

Date: November 29, 2017	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: November 29, 2017	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer