Form 10-K
period 2018-01-28
SEMTECH CORP
filed 2018-03-22
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of $39.75 on the NASDAQ Global Select Market) as of July 30, 2017 was approximately $2.0 billion. Stock held by directors, officers and shareholders owning 10% or more of the outstanding common stock (as reported by shareholders on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Number of shares of Common Stock, $0.01 par value per share, outstanding at March 16, 2018: 66,521,122
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in Part III, Item numbers 11, 12, 13 and 14 and portions of Item 10 of this report to: Definitive Proxy Statement in connection with registrant’s annual meeting of shareholders to be held on June 14, 2018, to be filed no later than 120 days after the end of the registrant’s fiscal year ended January 28, 2018.

SEMTECH CORPORATION
INDEX TO FORM 10-K
FOR THE YEAR ENDED JANUARY 28, 2018

Unless the context otherwise requires, the use of the terms "Semtech," "the Company," "we," "us" and "our" in this Annual Report on Form 10-K refers to Semtech Corporation and, as applicable, its consolidated subsidiaries.

Special Note
Regarding Forward-Looking and Cautionary Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, operating results, and liquidity. Forward-looking statements are statements other than historical information or statements of current condition and relate to matters such as future financial performance, future operational performance, the anticipated impact of specific items on future earnings, and our plans, objectives and expectations. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "estimate," "should," "will," "designed to," "projections," or "business outlook," or other similar expressions constitute forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results and events to differ materially from those projected. Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: fluctuation in the Company's future results; downturns in the business cycle; decreased average selling prices of the Company's products; reduced demand for the Company's products due to global economic conditions; changes in U.S. and global social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment, including potential increases on tariffs of goods imported into the U.S.; business interruptions; the Company's reliance on a limited number of suppliers and subcontractors for component and materials; potentially insufficient liability insurance if the Company's products are found to be defective; obsolete inventories as a result of changes in demand and change in life cycles for the Company’s products; the Company may be unsuccessful in developing and selling new products; the Company’s products having to undergo a lengthy and expensive qualification process without any assurance of product sales; the Company's products failing to meet industry standards; the Company's inability to protect intellectual property rights; the Company suffering losses if its products infringe the intellectual property rights of others; the Company's need to commit resources to product production prior to receipt of purchase commitments; increased business risk from foreign customers; the Company's foreign currency exposures; potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries; export restrictions and laws affecting the Company's trade and investments; competition against larger, more established entities; increased competition due to industry consolidation; the loss of any one of the Company's significant customers; volatility of customer demand; termination of a contract by a distributor;the Company’s inability to effectively control the sales of its products on the gray market; the Company’s failure to maintain effective internal control over financial reporting or disclosure controls and procedures; government regulations and other standards that impose operational and reporting requirements; the Company's failure to comply with applicable environmental regulations; compliance with conflict minerals regulations; increase in the Company’s cost of doing business as a result of having to comply with the codes of conduct of certain of the Company’s customers and suppliers; volatility of the Company’s effective tax rate; changes in tax laws and review by taxing authorities; taxation of the Company in other jurisdictions; the Company’s limited experience with government contracting; potential government investigations and inquiries; loss of the Company's key personnel; risks associated with companies the Company has acquired in the past and may acquire in the future and the Company's ability to successfully integrate acquired businesses and benefit from expected synergies; the Company may be required to recognize additional impairment charges; losses in the value of investments in entities we do not control; the receipt of inaccurate, incomplete, or untimely financial information from entities in which we have an interest for which we are required to consolidate; the Company may be adversely affected by new accounting pronouncements; the Company's ability to generate cash to service its debt obligations; restrictive covenants in the Company's credit agreement which may restrict its ability to pursue its business strategies; the Company's reliance on certain critical information systems for the operation of its business; costs associated with the Company's indemnification of certain customers, distributors and other parties; the Company's common stock price could be subject to extreme price fluctuations; the impact on the Company’s common stock price if securities or industry analysts do not publish reports about the Company’s business or adversely change their recommendations regarding the Company’s common stock; anti-takeover provisions in the Company’s organizational documents could make an acquisition of the Company more difficult; the Company is subject to litigation risks which may be costly to defend. Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Annual Report on Form 10-K, including, without limitation, information under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K, in the Company's other filings with the Securities and Exchange Commission ("SEC"), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management's analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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
General
We are a leading global supplier of high performance analog, mixed-signal semiconductors and advanced algorithms and were incorporated in Delaware in 1960. We design, develop, manufacture and market a wide range of products for commercial applications, the majority of which are sold into the enterprise computing, communications, high-end consumer and industrial end-markets.
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
Industrial: analog and digital video broadcast equipment, video-over-IP solutions, automated meter reading, Internet of Things ("IoT"), smart grid, wireless charging, military and aerospace, medical, security systems, automotive, industrial and home automation and other industrial equipment.
Our end-customers are primarily original equipment manufacturers ("OEMs") and their suppliers.
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
Business Strategy
Our objective is to be a leading supplier of high performance analog, mixed-signal semiconductors and advanced algorithms to the fastest growing segments of our target markets. We intend to leverage our pool of skilled technical personnel to develop new products, or, where appropriate, use strategic acquisitions or small strategic investments to either accelerate our position in the fastest growing areas or to gain entry into these areas. In order to capitalize on our strengths in analog and mixed-signal processing design, development and marketing, we intend to pursue the following strategies:
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
Products and Technology
We design, develop, manufacture and market high-performance analog, mixed-signal semiconductors and advanced algorithms. We operate and account for results in one reportable segment through four product lines: Signal Integrity, Protection, Wireless and Sensing and Power and High-Reliability.
On July 1, 2017, the Company acquired AptoVision Technologies Inc. ("AptoVision"), a privately-held provider of uncompressed, zero-frame latency, video-over-IP solutions addressing the professional audio visual ("Pro AV") market. The unique combination of AptoVision's advanced algorithms for real-time, full bandwidth video transmission over IP networks, and Semtech's industry leading high-speed signal integrity and chip development expertise is expected to enable the adoption of Software Defined Video over Ethernet ("SDVoE") accelerating this natural progression in the evolution of video transport. This transaction, which was accounted for using the acquisition method of accounting, expanded our Signal Integrity portfolio.
On March 4, 2015, we completed the acquisition of Triune Systems, L.L.C. ("Triune"), a privately-held supplier of wireless charging, isolated switching and power management platforms targeted at high and low power, high efficiency applications. This transaction, which was accounted for using the acquisition method of accounting, expanded our power management portfolio.
Beginning in fiscal year 2016, we split the product line previously known as Protection, Power and High-Reliability into two new product lines now referred to as the Protection Products Group and the Power and High-Reliability Products Group.

Our product lines include:
Signal Integrity Products. We design, develop and market a portfolio of optical data communications and video transport products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of integrated circuits ("ICs") for data centers, enterprise networks, passive optical networks ("PON"), and wireless basestation optical transceivers and high-speed interfaces ranges from 100Mbps to 400Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and SONET. Our video products offer advanced solutions for next generation video broadcast applications, as well as highly differentiated video over IP technology for Pro AV applications.
Protection Products. We design, develop and market high performance protection devices, which are often referred to as transient voltage suppressors ("TVS"). TVS devices provide protection for electronic systems where voltage spikes (called transients), such as electrostatic discharge ("ESD"), electrical over stress ("EOS") or secondary lightning surge energy, can permanently damage sensitive semiconductor ICs. Our portfolio of protection solutions include filter and termination devices that are integrated with the TVS device. Our products provide robust protection while preserving signal integrity in high-speed communications, networking and video interfaces. These products also operate at very low voltage. Our protection products can be found in a broad range of applications including smart phones, LCD and organic light-emitting diode TVs, set-top boxes, monitors and displays, tablets, computers, notebooks, base stations, routers, automobile and industrial instruments.
Wireless and Sensing Products. We design, develop and market a portfolio of specialized RF products used in a wide variety of industrial, medical and communications applications, and specialized sensing products used in industrial and consumer applications. Our wireless products, which include our LoRa® devices and wireless radio frequency technology ("LoRa Technology"), feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments. This makes these products particularly suitable for machine-to-machine (M2M) and IoT applications. Our unique sensing technology enables smart proximity sensing and advanced user interface solutions for mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets.
Power and High-Reliability Products. We design, develop and market power product devices that control, alter, regulate and condition the power within electronic systems. The highest volume product types within the Power product line are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches and wireless charging. Our Power products feature highly integrated functionality for the communications, industrial and computing markets and low-power, small form factor and high-efficiency products for smart phones and other mobile devices, home automation and other consumer devices.
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

Our sales by product line are as follows:

	Fiscal Years
(in thousands)	2018	2017	2016
Signal Integrity	$263,015	$258,824	$221,185
Protection	176,482	149,865	138,674
Wireless and Sensing	117,596	81,657	70,712
Power and High-Reliability	46,973	59,117	54,999
Systems Innovation	—	205	4,649
Other: Warrant Shares (1)	(16,219)	(5,396)	—
Total	$587,847	$544,272	$490,219
(1)On October 5, 2016, we issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of our common stock. The Warrant was issued by us to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area Network ("LPWAN") in the United States, based on our LoRa Technology. The Warrant is accounted for as equity and the cost is recognized as an offset to net sales over the respective performance period which is expected to be completed by April 2019. The Warrant consists of five performance tranches. The cost associated with each tranche is recognized based on the fair value at each reporting date until vesting which is the measurement date.
Semtech End-Markets
Our products are sold primarily to customers in the enterprise computing, communications, high-end consumer and industrial end-markets. Our estimate of sales by major end-market is detailed below:

	Fiscal Years
(percentage of sales)	2018	2017	2016
Enterprise Computing	34%	31%	30%
Industrial	26%	26%	26%
High-End Consumer	31%	26%	25%
Communications	12%	18%	19%
Other: Warrant Shares	(3)%	(1)%	—%
Total	100%	100%	100%
We believe that our diversity in end-markets provides stability to our business and opportunity for growth.

The following table depicts our main product lines and their end-market and product applications:

Typical End-Product Applications
Product Groups	Enterprise Computing	Communications	High-End Consumer	Industrial
Signal Integrity	Optical Transceiver Module IC’s supporting 100Mb/s to 400Gb/s for Ethernet, Fibre Channel, CPRI protocols in Datacenter and Fiber to the Home applications	Optical Transceiver Module IC's for wireless base stations Optical Transceiver Module IC’s supporting 100Mb/s to 100Gb/s for Telecom applications, Backplane CDR's and signal conditioners	Signal Conditioners for Thunderbolt Cables	Serial Digital Interconnect interface IC’s for Broadcast Video, Video over IP technology for Pro AV applications

Protection	Servers, workstations, desktop PC/ notebooks, Ultrabooks, optical modules, printers, copiers	4G/LTE Base stations, 10/100/1000 Gb/s	Smartphones, tablets, wearables cameras, TVs, set top boxes	Measurement & instrumentation devices, automotive

Wireless and Sensing		4G/LTE wireless base stations	Smartphones, media players, tablets, digital/still video cameras	Automated meter readers, industrial automation, IoT, keyless entry, hearing aids

Power and High-Reliability	Servers, workstations, desktop PC/ notebooks	Routers/Switches Network cards, routers and hubs, telecom network boards	Smartphones, tablets, wearables cameras, smart TVs, set top boxes	Power supplies, wireless charging, automotive, industrial systems, military, aerospace, medical

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
In fiscal year 2018, we incurred $104.8 million of product development and engineering expense, which represents 18% of net sales. Product development and engineering expense for fiscal years 2017 and 2016 were $102.5 million and $113.7 million, or 19% and 23% of net sales, respectively.
We occasionally enter into agreements with customers that allow us to recover certain costs associated with product design and engineering services. Any recovery for these services is typically recognized upon completion of services, which historically lags behind the period in which we recognize expense. This difference in recognition timing can create volatility in our reported product development and engineering expenses.

Sales and Marketing
Net sales made directly to customers during fiscal years 2018, 2017 and 2016, were approximately 34%, 35% and 42%, of total net sales, respectively. The remaining 66%, 65% and 58% of net sales were made through independent distributors. The decline in direct sales is related to substantially lower sales of our 40 Gbps and 100 Gbps long-haul transport products which were predominantly sold directly to our end-customers. Additionally, we have expanded the diversity of products sold to our Korean customers and a higher percentage of these new product sales are being made through distribution. We have direct sales personnel located throughout the United States, Europe and Asia who manage the sales activities of independent sales representative firms and independent distributors. We expense our advertising costs as they are incurred.
We operate internationally through our foreign subsidiaries. Semtech (International) AG serves the European and Asian markets from its headquarters in Rapperswil, Switzerland and through its wholly-owned subsidiaries based in the United Kingdom and Japan. Semtech (International) AG also maintains branch offices, either directly or through one of its wholly-owned subsidiaries, in multiple countries, including China, Taiwan and South Korea. Semtech Canada Corporation serves the Canadian market for Gennum products, which are now part of the Signal Integrity Products Group, from its headquarters in Burlington, Ontario. Independent representatives and distributors are also used to serve customers throughout the world. Some of our distributors and sales representatives also offer products from our competitors, as is customary in the industry.
Customers, Sales Data and Backlog
As a result of the breadth of our products and markets, we have a broad and balanced range of customers.
Representative Customers by End-Markets:

Enterprise Computing	Industrial	High-End Consumer	Communications
Alphabet Inc.	Honeywell Inc.	Huawei Technologies Co., Ltd.	Cisco Systems, Inc.
Hewlett-Packard	Itron, Inc.	LG Electronics Inc.	Ericsson
LuxNet Corp	Panasonic Corp	Quanta Computer	Huawei Technologies Co., Ltd.
Oclaro, Inc.	Raytheon Company	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
Samsung Electronics Co., Ltd.	Rockwell Automation	Sharp Corporation	ZTE Corporation
Sumitomo Electric	Sharp Corporation
ZTE Corporation	Sonova International
Sony Corp

Our customers include major OEMs and their subcontractors in the enterprise computing, communications, high-end consumer and industrial end-markets. Our products are typically purchased by these customers for our performance, price, and/or technical support, as compared to our competitors.
During fiscal years 2018, 2017 and 2016, sales in the United States ("U.S.") contributed 9%, 9% and 12%, respectively to our sales. Foreign sales constituted 91%, 91% and 88% of our sales during fiscal years 2018, 2017 and 2016, respectively. Sales to customers located in Taiwan, South Korea, Japan, and China (including Hong Kong) comprised 6%, 8%, 5%, and 51% of our sales, respectively, in fiscal year 2018. No other foreign country comprised more than 5% of sales in fiscal year 2018. See Note 15 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional financial information by geographic region. Additional information regarding certain risks associated with our international operations is provided under Item 1A. Risk Factors - Risks Relating to Our Business - Risks Relating to International Operations.

Sales by Region
A summary of net sales by region is as follows:

	Fiscal Years
(in thousands, except percentages)	2018		2017		2016
Asia-Pacific	$439,342	75%	$412,167	76%	$358,480	74%
Europe	43,580	7%	43,378	8%	85,587	17%
North America	121,144	21%	94,123	17%	46,152	9%
Other: Warrant Shares	(16,219)	(3)%	(5,396)	(1)%	—	—%
Total Net Sales	$587,847	100%	$544,272	100%	$490,219	100%
The following table sets forth the concentration of sales among the customers that accounted for more than 10% of our sales in at least one of the fiscal years 2018, 2017 and 2016:
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2018	2017	2016
Arrow Electronics (and affiliates)	11%	10%	9%
Trend-tek Technology Ltd (and affiliates)	10%	10%	7%
Samsung Electronics (and affiliates)	8%	7%	7%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	6%	4%	3%
(1)Premier is a distributor with a concentration of sales to Samsung. The above percentages represent our estimate of the sales activity related to Samsung that is passing through this distributor.
Concentration of Accounts Receivable - Significant Customers
The Company did not have any customers that accounted for at least 10% of total net receivables as of January 28, 2018 or January 29, 2017.
Backlog
Our backlog of orders as of the end of fiscal years 2018, 2017 and 2016 was approximately $102.9 million, $112.4 million and $84.2 million, respectively. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in four to eight weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 45 days. We do not have any significant backlog with deliveries beyond 18 months.
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
In keeping with our mostly "fabless" business model, we have no wafer fabrication facilities except for our operation in Reynosa, Mexico. For fiscal year 2018, the Reynosa facility provided almost all of the silicon for our packaged discrete rectifier products, which were approximately 2% of our end product net sales. The remaining 98% of our end products were supported with finished silicon wafers purchased from third-party wafer foundries in China, Taiwan, Israel and the U.S. We anticipate that substantially all the silicon wafers we require will come from third-party foundries in fiscal year 2019.
Despite our use of third-party wafer foundries for sourcing a majority of our silicon needs, we do maintain internal process development capabilities. Our process engineers work closely with our third-party foundries on the improvement and development of process capabilities. In fiscal year 2018, we purchased the vast majority of our wafers from approximately four different third-party wafer foundries and used various manufacturing processes, including Bipolar, CMOS, RF-CMOS and Silicon Germanium ("SiGe") BiCMOS processes.

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
In fiscal years 2018, 2017, and 2016, a Chinese foundry provided 20%, 25% and 28% of our total silicon requirements in terms of cost of wafers purchased, respectively. We have consigned certain equipment to this foundry to support our specialized processes run at the foundry and to ensure a specified level of capacity over the next few years. While the provision of these assets to the wafer foundry may be factored into certain pricing arrangements with the foundry, the impact of any pricing adjustments is insignificant and does not impact our margin trends.
We use third-party subcontractors to perform almost all of our assembly and test operations. A majority of our assembly and test activity is conducted by third-party subcontractors based in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. We have operations offices located in the Philippines, Malaysia and China that support and coordinate some of the worldwide shipment of products. We have installed our own test equipment at some of our packaging and testing subcontractors in order to ensure a certain level of capacity, assuming the subcontractor has ample employees to operate the equipment.
Our arrangements with both third-party wafer foundries and package and test subcontractors are designed to provide some assurance of capacity but are not expected to assure access to all the manufacturing capacity we may need in the future.
Competition
The analog, mixed-signal semiconductor and advanced algorithms industries are highly competitive, and we expect competitive pressures to continue. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit and retain key engineering talent, our ability to execute on new product developments, and our ability to persuade customers to design these new products into their applications.
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
We consider our primary competitors with respect to our Protection products to include STMicroelectronics, Nexperia, ON Semiconductor Corporation and Infineon Technologies AG. Our primary competitors with respect to our Signal Integrity products are Texas Instruments Incorporated, Maxim Integrated Products, Inc., MACOM Technology Solutions Holdings, Inc., Inphi Corporation, Broadcom Limited and our customers' own internal solutions. With respect to our Power and High-Reliability products, we consider our primary competitors to include Texas Instruments Incorporated, Maxim Integrated Products Inc., Microsemi Corporation and Monolithic Power Systems. Our primary competitors with respect to our Wireless and Sensing products include Silicon Laboratories, Texas Instruments Incorporated, Analog Devices Inc., Cypress Semiconductor Corp and Huawei Technologies Co., Ltd.

Intellectual Property and Licenses
We have been granted 212 U.S. patents and 88 foreign patents and have numerous patent applications pending with respect to our products and to technologies associated with our business. The expiration dates of issued patents range from 2018 to 2036. Although we consider patents to be helpful in maintaining a competitive advantage, we do not believe they create definitive competitive barriers to entry. There can be no assurance that our patent applications will lead to issued patents, that others will not develop or patent similar or superior products or technologies, or that our patents will not be challenged, invalidated, or circumvented by others. We have no revenue from patents that expire in calendar year 2018 and no material revenue associated with patents that expire in 2019 or 2020.
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
Employees
As of January 28, 2018, we had 1,282 full-time employees. There were 504 employees in research and development, 248 in sales, marketing and field services, and 187 in general, administrative and finance. The remaining employees support operational activities, including product and test engineering, assembly, manufacturing, distribution and quality functions.
We have not had a work stoppage in the last decade and the only unionized employees are approximately 186 Mexican nationals who work at our manufacturing facility in Reynosa, Mexico. Our employee relations during the last fiscal year have been, and remain, satisfactory.
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
Our sales that serve the military and aerospace markets primarily consist of our High-Reliability products that have been qualified to be sold in these markets by the U.S. Department of Defense ("DOD"). In order to maintain these qualifications, we must comply with certain specifications promulgated by the DOD. As part of maintaining these qualifications, we are routinely audited by the DOD. Based on current specifications, we believe we can maintain our qualifications for the foreseeable future. However, these specifications could be modified by the DOD in the future or we could become subject to other government requirements, which could make the manufacturing of these products more difficult and thus could adversely impact our profitability in the Power and High-Reliability product group. In fiscal year 2018, our sales that serve military and aerospace markets made up 2% of net sales. The U.S. State Department has determined that a small number of special assemblies from the Power and High-Reliability product line are subject to the International Traffic in Arms Regulations ("ITAR"). We have a Technical Assistance Agreement in place that permits us to assemble certain of these products in Mexico. International shipments of products subject to ITAR require a State Department license.
For further discussion related to environmental matters, see Note 13 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross margins.
As is typical in the semiconductor industry, the average selling price of a particular product has historically declined significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce prices in the future for older generations of products. Reductions in our average selling prices to one customer could also impact our average selling prices to all customers. A decline in average selling prices would harm our gross margins for a particular product. If not offset by sales of other products with higher gross margins, our overall gross margins may be adversely affected. Our business, results of operations, financial condition and prospects will suffer if we are unable to offer any reductions in our average selling prices by increasing our sales volumes, reducing our costs and developing new or enhanced products on a timely basis, with higher selling prices or gross margins.
Current global economic conditions and the potential changes in global economic policy, including the North American Free Trade Agreement, or NAFTA, and the Trans-Pacific Partnership, or TPP, could reduce demand for our products.
Uncertainty about global economic conditions can pose a risk to the overall economy by causing fluctuations to and reductions in consumer and commercial spending. Demand for our products could be different from our expectations due to many factors including changes in business and economic conditions, conditions in the credit market that affect consumer confidence, customer acceptance of our products, changes in customer order patterns, including order cancellations, and changes in the level of inventory held by vendors. In particular, in fiscal year 2018, sales to customers in China comprised 51% of our net sales. The recent economic slowdown in China could adversely affect our sales to customers in China and consequently, our business, operating results and financial condition.
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
We operate a manufacturing facility in Reynosa, Mexico. Historically, certain regions in Mexico have experienced high levels of violence. Any significant disruption of our operations at this facility could materially affect our ability to generate revenues for certain products within our High-Reliability product line. Some of the products that we produce at this facility require certification by the Defense Contract Audit Agency ("DCAA"). Failure to secure or maintain the required certification, either directly through the DCAA or through a qualifying third party would materially affect our authorization to manufacture applicable products at this facility, and our revenue for certain products within our Power and High-Reliability products line could materially decline. An audit was performed in May 2012 by the Defense Logistics Agency ("DLA") Land and Maritime office, which is the DOD agency having oversight responsibility for applicable products manufactured in this facility. We received a letter of certification allowing us to continue producing High-Reliability products in 2013. The applicable certification will maintain our listing on the DOD Qualified Parts List as a MIL-PRF-19500 Semiconductor Manufacturer of JAN, JANTX, JANTXV and JANS quality level components. The DLA has indicated, barring any unforeseen circumstances, that our next surveillance audit may occur in late 2018.
A large percentage of our sales are to customers located in Asia and a large percentage of our products are manufactured in Asia. One of our largest customer bases in Asia is located in Taiwan. An outbreak of severe acute respiratory syndrome (SARS) or other health related issues, such as an avian influenza (bird flu) pandemic, could have a negative impact on consumer demand, on travel needed to secure new business or manage our operations, on transportation of our products from our suppliers or to our customers, or on workers needed to sell or manufacture our products or our customers’ products.
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
Most of our third-party subcontractors and suppliers, including foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For fiscal year 2018, approximately 20% of our silicon in terms of cost of wafers, was supplied by a third-party foundry in China, and this percentage could be even higher in future periods. For fiscal years 2017 and 2016, approximately 25% and 28% of our silicon in terms of cost of wafers was supplied by this third-party foundry in China, respectively. While our utilization of multiple third-party foundries does create some redundancy of fabrication processes, any interruption of supply by one or more of these foundries could materially impact us. We maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk.
A majority of our package and test operations are performed by third-party contractors based in Malaysia, South Korea, Taiwan, Thailand, the Philippines and China. Our international business activities, in general, are subject to a variety of potential risks resulting from political and economic uncertainties. Any political turmoil or trade restrictions in these countries, particularly China, could limit our ability to obtain goods and services from these suppliers and subcontractors. The effect of an economic crisis or political turmoil on our suppliers located in these countries may impact our ability to meet the demands of our customers. If we find it necessary to transition the goods and services received from our existing suppliers or subcontractors to other firms, we would likely experience an increase in production costs and a delay in production associated with such a transition, both of which could have a significant negative effect on our operating results, as these risks are substantially uninsured.
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
Sales to foreign customers accounted for approximately 91% of net sales in the fiscal year ended January 28, 2018. Sales to our customers located in China (including Hong Kong) and South Korea constituted 51% and 8%, respectively, of net sales for fiscal year 2018. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Other risks include local business and cultural factors that may differ from our domestic standards and practices, including business practices from which we are prohibited from engaging by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, laws of certain foreign countries that may not protect our products, assets or intellectual property rights to the same extent as do U.S. laws, and difficulties enforcing contracts in such foreign countries generally. These factors may harm our business. Our use of the Semtech name may be prohibited or restricted in some countries, which may negatively impact our sales efforts. In addition, substantially all of our foreign sales are denominated in U.S. dollars and currency exchange fluctuations in countries where we do business could harm us by resulting in pricing that is not competitive with prices denominated in local currencies.
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
As of January 28, 2018, we did not provide income and withholding taxes for $453.6 million ("Untaxed Funds") of our total $693.6 million of foreign subsidiaries total foreign earnings. If we needed these Untaxed Funds for investment in our domestic operations, any repatriation, could result in increased tax liabilities and a higher effective tax rate.

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
For example, on March 8, 2016, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding ZTE Corporation ("ZTE") and three of its affiliates to the “Entity List” for actions contrary to the national security and foreign policy interests of the U.S. This rule imposed new export licensing requirements on exports, reexports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which had the practical effect of preventing us from making any sales to ZTE. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license suspending the enhanced export licensing requirements for ZTE and one of its designated affiliates through June 30, 2016, thereby enabling us to resume sales to ZTE. The temporary license was repeatedly extended until the Bureau of Industry and Security removed ZTE from the Entity List on May 29, 2017, after ZTE entered a guilty plea and agreed to pay a combined penalty of up to $1.19 billion to settle civil and criminal allegations against it. This or future regulatory activity may materially interfere with our ability to make sales to ZTE or other customers.
In addition, our association with customers that are or become subject to U.S. regulatory scrutiny or export restrictions could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial condition, operating results or prospects.
Risks Relating to Sales, Marketing and Competition
We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively.
The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, many of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. We consider our primary competitors with respect to our Protection Products to include STMicroelectronics, Nexperia, ON Semiconductor Corporation and Infineon Technologies AG. Our primary competitors with respect to our Signal Integrity Products are Texas Instruments Incorporated, Maxim Integrated Products, Inc., MACOM Technology Solutions Holdings, Inc., Inphi Corporation, Broadcom Limited, Applied Micro Circuits Corporation and our customers' own internal solutions. With respect to our Power and High-Reliability products, we consider our primary competitors to include Texas Instruments Corporation, Maxim Integrated Products Inc., Microsemi Corporation and Monolithic Power Systems. Our primary competitors with respect to our Wireless and Sensing products include Silicon Laboratories, Texas Instruments Incorporated, Atmel Corporation, Analog Devices, Inc. Cypress Semiconductor Corporation and Huawei Technologies Co., Ltd.
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
Our largest customers have varied from year to year. Historically, we have had significant customers that individually accounted for 10% or more of consolidated revenues in certain quarters or years or represented 10% or more of net accounts receivables at any given date. The table below sets forth those customers representing greater than 10% of net sales for one more of fiscal years 2018, 2017 and 2016.
Concentration of Net Sales - Significant Customers

	Fiscal Years
(percentage of net sales)	2018	2017	2016
Arrow Electronics (and affiliates)	11%	10%	9%
Trend-tek Technology Ltd (and affiliates)	10%	10%	7%
Samsung Electronics (and affiliates)	8%	7%	7%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	6%	4%	3%
(1)Premier is a distributor with a concentration of sales to Samsung. The above percentages represent our estimate of the sales activity related to Samsung that is passing through this distributor.
Concentration of Accounts Receivable - Significant Customers
The Company did not have any customers that accounted for at least 10% of total net receivables as of January 28, 2018 or January 29, 2017.
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
Semiconductor suppliers can rapidly increase production output in response to slight increases in demand, leading to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to account for shorter lead times. Conversely, when circumstances create longer lead times customers may order in excess of what they need to ensure availability, then cancel orders if lead times are reduced. A rapid and sudden decline in customer demand for products or cancellation of orders can result in excess quantities of certain products relative to demand. Should this occur, our operating results may be adversely affected as a result of charges to reduce the carrying value of our inventory to the estimated demand level or market price. Our quarterly revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The short-term and volatile nature of customer demand makes it extremely difficult to accurately predict near term revenues and profits.

Most of our authorized distributors, which together represent more than half of our net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable.
In fiscal year 2018, authorized distributors accounted for approximately 66% of our net sales. We generally do not have long-term contracts with our distributors and most can terminate their agreement with us with little or no notice. For fiscal year 2018, our two largest distributors were based in Asia.
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
Our inability to effectively control the sales of our products on the gray market could have a material adverse effect on us.
We market and sell our products directly to OEMs and through authorized third-party distributors. From time to time, it's possible our products could be diverted from our authorized distribution channels and customers may purchase products from the unauthorized "gray market." Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our distribution channels compete with these discounted gray market products, which adversely affects demand for our products and negatively impacts our margins. In addition, our inability to control gray market activities could result in customer satisfaction issues because when products are purchased outside of our authorized distribution channels there is a risk that our customers are buying products that may have been altered, mishandled or damaged, or are used products represented as new.
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
Although such contracts have not constituted a material portion of our revenue in the past, we may from time-to-time derive revenue from contracts and subcontracts with agencies of, or prime or secondary contractors to, the U.S. government, including U.S. military agencies. Consequently, we are subject to certain business risks that are particular to companies that contract with U.S. government agencies. These risks include the ability of the U.S. government or related contractors to unilaterally:

•	terminate contracts at its convenience;

•	terminate, modify or reduce the value of existing contracts, if there are budgetary constraints or needed changes;

•	cancel multi-year contracts and related orders, if funds become unavailable;

•	adjust contract costs and fees on the basis of audits performed by U.S. government agencies;

•	control and potentially prohibit the export of our products;

•	require that we continue to supply products despite the expiration of a contract under certain circumstances;

•	require that we fill certain types of rated orders for the U.S. government prior to filling any orders for other customers; and

•	suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.
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
We have expanded our operations through strategic acquisitions, such as the acquisition of SMI in December 2009, Gennum in March 2012, select assets from EnVerv in January 2015, Triune in March 2015, and AptoVision in 2017, and we may continue to expand and diversify our operations with additional acquisitions. Acquisitions have used and could use in the future a significant portion of our available liquid assets or we could incur debt or issue equity securities to fund acquisitions. Issuance of equity securities could be dilutive to existing shareholders. Debt financing could subject us to restrictive covenants that could have an adverse effect on our business. Although we undertake detailed reviews of proposed acquisition candidates and attempt to negotiate acquisition terms favorable to us, we may encounter difficulties or incur liabilities for which we have no recourse. We cannot provide any assurance that any acquisition will have a positive impact on our future performance.
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
As of January 28, 2018, we had $228.3 million of outstanding indebtedness under our credit facilities.
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
Historically, the market for the semiconductor companies has been volatile, and the market price of our common stock has been and may continue to be subject to significant fluctuations. Fluctuations could be in response to items such as operating results, announcements of technological innovations, or market conditions for semiconductor stocks in general. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the price of our common stock.
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
As of January 28, 2018, we owned or leased multiple properties. The locations and primary functions of significant properties are summarized in the following table:
(1) Our Corporate Headquarters have been pledged to secure our obligations under the Amended and Restated Credit Agreement dated November 15, 2016 entered into among Semtech Corporation, the guarantors party thereto, the lenders party thereto and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer.
In addition to the properties listed in the above table, we also lease Sales and Marketing, Research and Development, and Administrative offices at various locations in the U.S. and internationally under operating leases, none of which are material to our future cash flows. Our leases expire at various dates through 2027.
We believe that our existing leased and owned space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms as circumstances warrant.

Item 3.	Legal Proceedings
The descriptions of the legal proceedings in Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K are incorporated by reference to this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
During fiscal years 2018 and 2017, our common stock traded on the NASDAQ Global Select Market under the symbol "SMTC." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the NASDAQ Global Select Market, giving effect to all stock splits through the date hereof.

	High	Low
Fiscal year ended January 28, 2018:
First Quarter	$35.90	$31.60
Second Quarter	$40.75	$33.70
Third Quarter	$40.40	$35.05
Fourth Quarter	$41.05	$32.50

Fiscal year ended January 29, 2017:
First Quarter	$23.48	$15.70
Second Quarter	$25.68	$20.09
Third Quarter	$28.21	$24.05
Fourth Quarter	$33.90	$22.81
Holders
As of March 16, 2018, we had 198 holders of record of our common stock.
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
Purchases of Equity
We maintain a stock repurchase program that was initially approved by our Board of Directors in March 2008 and announced by us on March 4, 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years. During fiscal year 2018, we repurchased shares of common stock in an amount of $14.8 million. As of January 28, 2018, we have repurchased $151.4 million in shares of our common stock under the program since its inception and the current remaining authorization under our stock repurchase program is $47.0 million. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
Information with respect to purchases by the Company of shares of common stock during the fourth quarter of fiscal year 2018 follows:
Issuer Purchases of Equity Securities

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
November 2017 (10/30/17-11/26/17)	—	$—	—	$51.4	million
December 2017 (11/27/17-12/24/17)	93,724	$33.94	93,724	$48.2	million
January 2018 (12/25/17-01/28/18)	36,579	$34.84	36,579	$47.0	million
Total activity in the fourth quarter	130,303	$34.19	130,303
Securities Authorized for Issuance Under Equity Compensation Plans
See the information set forth in Part III, Item 12 of this Form 10-K.
Sales of Unregistered Securities
We did not make any sales of unregistered securities during fiscal year 2018.
Performance Graph
This chart and graph show the value of a $100 cash investment on the last day of fiscal year 2013 in (i) the Company’s common stock, (ii) the NASDAQ Composite Index, and (iii) the Philadelphia Semiconductor Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Fiscal Year	2013	2014	2015	2016	2017	2018
Semtech	$100	$78	$91	$67	$113	$122
NASDAQ Composite	$100	$131	$151	$146	$180	$238
PHLX SEMICONDUCTOR SECTOR	$100	$127	$164	$148	$232	$332
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
The Consolidated Statements of Income data set forth below for fiscal years 2018, 2017 and 2016 and the Consolidated Balance Sheets data as of the end of fiscal years 2018 and 2017 are derived from, and qualified by reference to, the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The Consolidated Statements of Income data for fiscal years 2015 and 2014 and the consolidated Balance Sheets data as of the end of fiscal years 2016, 2015 and 2014 are derived from the Consolidated Financial Statements previously filed with the SEC on Form 10-K.
This information should be read in conjunction with Management’s Discussion and Analysis contained in Item 7 of this Annual Report on Form 10-K, the Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K, and the corresponding items included in our Annual Report on Form 10-K for fiscal years 2017 and 2016.
All fiscal years presented consisted of fifty-two weeks except for the fiscal year ended January 31, 2016 which consisted of fifty-three weeks. Our past results are not necessarily indicative of our future performance.
Consolidated Income Statement Data

	Fiscal Year Ended
(in thousands, except per share amounts)	January 28, 2018 (1)	January 29, 2017	January 31, 2016 (1)	January 25, 2015	January 26, 2014
Net sales	$587,847	$544,272	$490,219	$557,885	$594,977
Cost of sales	235,876	219,410	197,109	229,093	244,719
Cost of sales - lower of cost or market write-down	—	—	—	—	15,047
Gross profit	351,971	324,862	293,110	328,792	335,211
Operating costs and expenses:
Selling, general and administrative (2)	146,303	138,708	140,677	128,419	129,119
Product development and engineering	104,798	102,500	113,737	119,371	137,437
Intangible amortization	27,867	25,301	25,059	25,718	29,002
Loss (gain) on disposition of business operations	375	(25,513)	—	—	—
Changes in the fair value of contingent earn-out obligations	3,892	(215)	(16,362)	1,391	(654)
Intangible asset impairments	—	—	—	11,636	32,538
Goodwill impairment	—	—	—	—	116,686
Total operating costs and expenses	283,235	240,781	263,111	286,535	444,128
Operating income (loss)	68,736	84,081	29,999	42,257	(108,917)
Interest expense	(7,963)	(9,300)	(7,819)	(5,927)	(18,174)
Non-operating (expense) income, net	(902)	(1,721)	(1,801)	165	(1,390)
Income before taxes and equity in net losses of equity method investments	59,871	73,060	20,379	36,495	(128,481)
Provision for taxes	23,191	18,399	8,882	8,548	35,985
Net income before equity in net losses of equity method investments	36,680	54,661	11,497	27,947	(164,466)
Equity in net losses of equity method investments	(254)	—	—	—	—
Net income (loss)	$36,426	$54,661	$11,497	$27,947	$(164,466)
Earnings (loss) per share:
Basic	$0.55	$0.84	$0.18	$0.42	$(2.44)
Diluted	$0.54	$0.83	$0.17	$0.41	$(2.44)
Weighted average number of shares used in computing earnings per share:
Basic	66,027	65,427	65,657	67,108	67,471
Diluted	67,605	66,109	65,961	67,685	67,471
Anti-dilutive shares not included in the EPS calculations	402	1,111	2,569	1,714	1,245

Consolidated Balance Sheet Data

(in thousands)	January 28, 2018 (1)	January 29, 2017	January 31, 2016 (1)	January 25, 2015	January 26, 2014
Cash and cash equivalents	$307,923	$297,134	$211,810	$230,328	$246,868
Working capital	335,024	315,453	237,334	288,647	282,706
Total assets	1,085,776	1,011,542	911,517	929,431	948,940
Long term debt, less current	211,114	226,524	239,177	234,746	273,293
Non-current liabilities	294,555	283,304	279,579	270,032	302,207
Total stockholders’ equity	665,013	605,263	528,051	551,358	535,843
(1)The Company acquired AptoVision on July 1, 2017 and Triune on March 4, 2015. Refer to Note 3 to our Consolidated Financial Statements included in Item 8 of this report.
(2) The Company has re-aligned resources and infrastructure, resulting in restructuring expense of $6.3 million, $2.3 million and $4.5 million in fiscal years 2018, 2017 and 2016, respectively, included in selling, general and administrative.

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

Overview
We are a leading global supplier of analog, mixed-signal semiconductors and advanced algorithms and were incorporated in Delaware in 1960. We design, develop, manufacture and market a broad range of products that are sold principally into applications within the high-end consumer, industrial, enterprise computing and communications end-markets. The high-end consumer end-market includes handheld devices, smartphones, tablets, wireless charging, set-top boxes, digital televisions, digital video recorders, thunderbolt cables and other consumer equipment. Applications for the industrial market include analog and digital video broadcast studio equipment, video-over-IP solutions, automated meter reading, smart grid, wireless charging, military and aerospace, medical, security systems, automotive, Internet of Things ("IoT"), industrial and home automation and other industrial equipment. Enterprise computing end-markets include datacenter related equipment, passive optical networks, storage networks, desktops, notebooks, servers, printers, monitors and computer peripherals. Communications end-market applications include wireless base stations, long-haul optical networks, carrier networks, switches and routers, cable modems, backplane signal conditioners, wireless LAN, and other communication infrastructure equipment. Our end-customers are primarily OEMs and their suppliers.
We report results on the basis of 52 and 53 week periods and our fiscal year ends on the last Sunday in January. The fiscal years ended January 28, 2018 and January 29, 2017 each consisted of 52 weeks. The fiscal year ended January 31, 2016 consisted of 53 weeks.
On July 1, 2017, we acquired AptoVision Technologies Inc. ("AptoVision"), a privately-held provider of uncompressed, zero-frame latency, video-over-IP solutions addressing the professional audio visual market. The unique combination of AptoVision's advanced algorithms for real-time, full bandwidth video transmission over IP networks, and our industry leading high-speed signal integrity and chip development expertise is expected to enable the adoption of Software Defined Video over Ethernet ("SDVoE") accelerating this natural progression in the evolution of video transport.
Under the terms of the share purchase agreement, we acquired all of the outstanding equity interest in AptoVision for a cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn out periods. The fair value of the additional contingent consideration (the "AptoVision Earn-out") as of January 28, 2018 was $21.0 million, of which $8.9 million is presented within "Accrued liabilities" and $12.1 million is presented within "Other long-term liabilities" in the Balance Sheets. Acquisition related transaction costs of $1.6 million are accounted for as an expense in the period in which the costs are incurred and are presented within "Selling, general and administrative" expense in the Statements of Income.
On March 4, 2015, we completed the acquisition of Triune Systems, L.L.C. ("Triune"), a privately-held supplier of wireless charging, isolated switching and power management platforms targeted at high and low power, high efficiency applications. Under the terms of the purchase agreement, we acquired all of the outstanding equity interests of Triune for an aggregate purchase price of $45.0 million consisting of $35.0 million cash paid at closing, with an additional cash consideration of $10.0 million which has since been paid. Subject to achieving certain future financial goals ("Triune Earn-out"), up to an additional $70.0 million of additional contingent consideration could have been paid over three years if certain revenue targets were achieved in each of the fiscal years 2016 through 2018. An additional payment of up to $16.0 million could have been paid after fiscal year 2018 if certain cumulative revenue and operating income targets are achieved. None of the Triune Earn-out targets were met and we do not expect to make any payments with regards to these periods which represented all of the additional $70.0 million contingent consideration. Our primary reason for the acquisition was to broaden our existing portfolio with platforms that are very complementary to our current market focus, including Triune's isolated switching platform and wireless charging platform.
See Note 3 and Note 13 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We operate and account for results in one reportable segment. See Note 15 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. In fiscal year 2016, we identified a total of five operating segments. Four of these operating segments aggregate into one reportable segment, the Semiconductor Products Group. The four operating segments aggregated into our one reportable segment all exhibit similar economic characteristics and we manage that business to a targeted gross margin range which all of the aggregated product lines are expected to meet. The remaining operating segment, the Systems Innovation Group (shown as "All others"), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. As a result, the financial activity associated with the Systems Innovation Group was reported separately from our Semiconductor Products Group. This separate reporting was included in the “All others” category. On August 5, 2016, we completed the divestiture of our Snowbush IP business (previously part of our Systems Innovation Group) to Rambus Inc. ("Rambus") for a purchase price of $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. Beginning in the third quarter of fiscal year 2017, we no longer have a Systems Innovation Group or an “All others” category, and therefore we have only four operating segments that aggregate into one reportable segment, the Semiconductor Products Group.

Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Sales made directly to customers during fiscal year 2018 were 34% of net sales. The remaining 66% of net sales were made through independent distributors.
Our business relies on foreign-based entities. Most of our subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Israel and Taiwan. For the fiscal year ended January 28, 2018, approximately 20% of our silicon, in terms of cost of wafers purchased, was manufactured in China. Foreign sales for fiscal year 2018 constituted approximately 91% of our net sales. Approximately 75% of foreign sales in fiscal year 2018 were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada and Mexico.
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

Results of Operations
Fiscal Year 2018 Compared With Fiscal Year 2017
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of each market category):

	Fiscal Years
(in thousands, except percentages)	2018		2017
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Enterprise Computing	198,222	34%	168,846	31%	17%
Industrial and Other	153,114	26%	141,660	26%	8%
High-End Consumer	181,822	31%	140,887	26%	29%
Communications	70,908	12%	98,275	18%	(28)%
Other: Warrant Shares	(16,219)	(3)%	(5,396)	(1)%	201%
Total	$587,847	100%	$544,272	100%	8%

Net Sales. Net sales for fiscal year 2018 were $587.8 million, an increase of 8% compared to $544.3 million for fiscal year 2017. During fiscal year 2018, our revenues within the high-end consumer end-market increased as a result of expanded use of our proximity sensing solutions and protection products across a broader range of phones and other devices. Our enterprise computing end-market benefited from strong demand for our optical products which are well positioned for the current cycle of datacenter upgrades and increased PON deployments. The escalating adoption of our LoRa® devices and wireless radio frequency technology ("LoRa Technology") continued to drive growth in the industrial market. The decline in our communications end-market was driven by lower demand in surveillance systems and base station markets.
In fiscal year 2019, activity in the communications, enterprise computing and industrial end-markets is expected to benefit from continued demand for datacenter upgrades, and the build-out of metro communications infrastructure, including wireless base stations (specifically in China) and IoT applications.

Gross Profit. Gross profit was $352.0 million and $324.9 million in fiscal years 2018 and 2017, respectively. Our gross margin was 59.9% for fiscal year 2018, comparable with 59.7% in fiscal year 2017. Fiscal year 2018 performance benefited from a more favorable mix of higher margin product sales, the benefit of which was offset by the $16.2 million charge (2.8% of net sales) related to the warrant ("Warrant") issued to Comcast Cable Communications Management LLC ("Comcast") which was reported as a reduction to revenue. In fiscal year 2017, the charge related to the Warrant was $5.4 million (1% of net sales). We expect overall gross margins for fiscal year 2019 to remain consistent with our fiscal year 2018 performance.

Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2018		2017
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Selling, general and administrative	146,303	27%	138,708	25%	5%
Product development and engineering	104,798	19%	102,500	19%	2%
Intangible amortization	27,867	5%	25,301	5%	10%
Gain on disposition of business operations	375	—%	(25,513)	(5)%	(101)%
Changes in the fair value of contingent earn-out obligations	3,892	1%	(215)	—%	(1,910)%
Total operating costs and expenses	$283,235	52%	$240,781	44%	18%
Selling, General & Administrative Expense
Selling, general and administrative ("SG&A") expenses for fiscal year 2018 increased by $7.6 million as a result of a $6.3 million increase in share-based compensation and higher restructuring costs of $6.3 million compared to $2.3 million in fiscal year 2017. The higher levels of share-based compensation expense primarily resulted from much higher levels of anticipated performance achievement, for awards with performance-based vesting conditions, and the impact of increases in our stock price and the related fair value re-measurement of awards accounted for as liability rather than equity.
Product Development and Engineering Expenses
Product development and engineering expenses for fiscal years 2018 and 2017 were $104.8 million and $102.5 million, respectively or an increase of 2%. The increase was primarily a result of lower recoveries for non-recurring engineering services and incremental spending associated with the development of SDVoE, partially offset by the benefit of lower spending compared with the higher expense associated with our actions in fiscal year 2017 to reduce our investment in the defense and microwave communications markets and to sell our Snowbush IP business to Rambus.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $27.9 million and $25.3 million in fiscal years 2018 and 2017, respectively. The increase is related to the amortization of intangible assets that were established as part of the purchase price allocation for AptoVision.
Gain on Disposition of Business Operations
In the third quarter of fiscal year 2017, we completed our divestiture of Snowbush IP to Rambus. As a result, we recognized a gain of $25.5 million on the disposition of this business.
Changes in the Fair Value of Contingent Earn-out Obligations
The contingent earn-out expense increased by $4.1 million in fiscal year 2018 primarily as a result of the change in our estimated probability of projected net revenue and adjusted earnings associated with the AptoVision Earn-out.
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
None of the Triune Earn-out targets were met and we did not make any payments for the Triune Earn-out opportunity.
Interest Expense
Interest expense was $8.0 million and $9.3 million for fiscal years 2018 and 2017, respectively. The $1.3 million decrease is primarily related to the non-reoccurrence of debt issuance costs and the write-off of historical debt issuance costs resulting from the debt modification that was completed in the fourth quarter of fiscal year 2017.
Our interest rate under our Amended and Restated Credit Agreement dated November 15, 2016 with certain lenders (the "Lenders") and HSBC Bank USA, National Association, as administrative agent (in such capacity, the "Administrative Agent") and as swing line lender and letter of credit issuer (the "Credit Agreement") can be influenced by our consolidated leverage ratio, as defined in the Credit Agreement ("Leverage Ratio"). Our Leverage Ratio is influenced by our consolidated indebtedness and our adjusted earnings before interest, taxes, depreciation and amortization. Primarily as a result of declining revenue, our Leverage Ratio exceeded 2.50 at the beginning of fiscal year 2017 which resulted in our rate margin increasing to 2.25%. As our sales performance improved, we ended fiscal year 2017 with a Leverage Ratio of approximately 1.69. At the end of fiscal year 2018, our Leverage Ratio was 1.23 as we continued to benefit from increasing sales. We believe that our Leverage Ratio will continue to improve in the first quarter of fiscal year 2019 as a result of continued strength in sales trends. The impact of the benefit of improvements to our Leverage Ratio on our total interest costs is being more than offset by increases in the 30 day LIBOR rate. If the 30 day LIBOR rate increases 100 basis points, our interest costs for fiscal year 2019 will increase by $2.3 million.
Interest Income and Other Expense, Net
Interest income and other expense, net was an expense of $0.9 million in fiscal year 2018 compared to $1.7 million in fiscal year 2017. Interest income earned in the past few years has been insignificant. The slightly lower expense in fiscal year 2018 was primarily related to changes in the impact of movements in foreign exchange rates.
Provision for Taxes
The provision for income taxes was $23.2 million for fiscal year 2018 compared to $18.4 million for fiscal year 2017. The effective tax rates for fiscal years 2018 and 2017 were a tax provision of 38.9% and 25.2%, respectively. Our effective tax rate increase was primarily the results of the one-time provisional impact of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) that was enacted in December 2017. We do not expect the Tax Act to have a material impact on our future overall effective tax rate since U.S. based activities have historically generated operating losses for tax purposes. We have established a valuation allowance against these operating losses and, given our current assessment of operations, we expect to continue to establish valuation allowances against future generated operating losses. We will continue to assess the impact of, and opportunities presented by, the Tax Act on our operations.
We receive a tax benefit from a tax holiday that was granted in Switzerland. The tax holiday is effective for five years (“Initial Term”) and can be extended for an additional five years subject to meeting certain staffing targets. The ability to meet the requirements to extend the ruling is within our control and we do not anticipate any issues meeting the established targets. The maximum benefit under this tax holiday is CHF 500.0 million. Depending on the operational performance of our Swiss operations, it is possible that we could utilize the maximum benefit during the Initial Term. Once the term of the tax holiday expires or we achieve the maximum benefit, our effective tax rate could be negatively impacted if we are unable to negotiate an extension or expansion of the tax holiday.
For further information on the effective tax rate and Tax Act’s impact, see “Note 12: Income Taxes” within the Consolidated Financial Statements.

Fiscal Year 2017 Compared With Fiscal Year 2016
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of each market category):

	Fiscal Years
(in thousands, except percentages)	2017		2016
	Net Sales	% Net Sales	Net Sales	% Net Sales	Change
Enterprise Computing	168,846	31%	145,047	30%	16%
Industrial and Other	141,660	26%	127,779	26%	11%
High-End Consumer	140,887	26%	125,033	25%	13%
Communications	98,275	18%	92,360	19%	6%
Other: Warrant Shares	(5,396)	(1)%	—	—%	(100)%
Total	$544,272	100%	$490,219	100%	11%

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

Gross Profit. Gross profit was $324.9 million and $293.1 million in fiscal years 2017 and 2016, respectively. Our gross margin was 59.7% for fiscal year 2017, comparable with 59.8% in fiscal year 2016. Fiscal year 2017 performance benefited from a more favorable mix of higher margin product sales, the benefit of which was offset by the $5.4 million charge related to the Comcast Warrant which was reported as a reduction to revenue.

Operating Costs and Expenses.

	Fiscal Years
(in thousands, except percentages)	2017		2016
	Cost/Exp.	% Net Sales	Cost/Exp.	% Net Sales	Change
Selling, general and administrative	138,708	25%	140,677	29%	(1)%
Product development and engineering	102,500	19%	113,737	23%	(10)%
Intangible amortization	25,301	5%	25,059	5%	1%
Gain on disposition of business operations	(25,513)	(5)%	—	—%	(100)%
Changes in the fair value of contingent earn-out obligations	(215)	—%	(16,362)	(3)%	(99)%
Total operating costs and expenses	$240,781	44%	$263,111	54%	(8)%
Selling, General & Administrative Expenses
Selling, general and administrative ("SG&A") expenses for fiscal year 2017 decreased by $2.0 million as the benefit from the restructuring actions taken in fiscal year 2016, lower legal fees, and the non-reoccurrence of environmental reserves of $2.9 million were offset by an $8.0 million increase in share-based compensation resulting primarily from our higher stock price and a $9.5 million increase in our supplemental compensation costs associated with our improved financial performance.
This is offset by the $4.5 million we incurred for restructuring charges in fiscal year 2016, for severance and contract cancellation liabilities related to our decision to reduce our investments in the defense and microwave communications and long-haul optical markets, realign product groupings, and align spending with anticipated demand levels. Restructuring charges in fiscal year 2017, at $2.2 million, were more limited and focused on better aligning our global operational footprint with our updated business strategies.
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
Interest Expense
Interest expense was $9.3 million and $7.8 million for fiscal years 2017 and 2016, respectively. The $1.5 million increase is primarily related to the write-off of $0.5 million of debt issuance costs as a result of a debt modification that was completed in the fourth quarter of fiscal year 2017 and higher interest rates.

Our interest rate under our Amended and Restated Credit Agreement dated November 15, 2016 with certain lenders (the "Lenders") and HSBC Bank USA, National Association, as administrative agent (in such capacity, the "Administrative Agent") and as swing line lender and letter of credit issuer (the "Credit Agreement") can be influenced by our consolidated leverage ratio, as defined in the Credit Agreement ("Leverage Ratio"). Our Leverage Ratio is influenced by our consolidated indebtedness and our adjusted earnings before interest, taxes, depreciation and amortization. Historically, our Leverage Ratio under the Credit Agreement and prior credit agreement has been between 1.50 and 2.25 which resulted in an interest rate margin between 1.75% and 1.88%. Primarily as a result of declining revenue, our Leverage Ratio exceeded 2.50 at the end of fiscal year 2016 and the beginning of fiscal year 2017 which resulted in our rate margin increasing to 2.25%. As a result of higher sales, we ended fiscal year 2017 with a Leverage Ratio of approximately 1.69. The impact of the benefit of improvements to our Leverage Ratio on our total interest costs is being offset by increases in the 30 day LIBOR rate. If the 30 day LIBOR rate increases 25 basis points, our interest costs for fiscal year 2018 will increase by $0.6 million.
Interest Income and Other Expense, Net
Interest income and other expense, net was an expense of $1.7 million in fiscal year 2017 compared to $1.8 million in fiscal year 2016. Interest income earned in the past few years has been insignificant. The slightly higher expense in fiscal year 2017 was primarily related to the impact of unfavorable movements in foreign exchange rates.
Provision for Taxes
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
As of January 29, 2017, we had a valuation allowance against our U.S. deferred tax assets of approximately $83.0 million. We are required to assess whether a valuation allowance should be recorded against our deferred tax assets ("DTAs") based on the consideration of all available evidence, using a "more likely than not" realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are; (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carry-forwards.
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
As of January 28, 2018, our total stockholders’ equity was $665.0 million. At that date, we also had approximately $307.9 million in cash and cash equivalents and $226.5 million of borrowings, net of debt discount.
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of January 28, 2018, our foreign subsidiaries held approximately $215.1 million of cash and cash equivalents compared to $224.6 million at January 29, 2017. Earnings previously taxed in the U.S. of $19.0 million could be repatriated subject only to a 5% withholding tax, as we do not assert permanent reinvestment of earnings previously taxed in the U.S. Additionally, in connection with the enactment of the Act, we determined that we will remit approximately $240.0 million of foreign earnings in the foreseeable future, and as a result, we have updated our assertion to reflect this change. As of January 28, 2018, our foreign subsidiaries had $453.6 million of unremitted earnings for which no Federal or state taxes have been provided. Those historical earnings have been and are expected to continue to be permanently reinvested.
One of our primary goals is to improve the cash flows from our existing business activities. Additionally, we will continue to seek to maintain or improve our existing business performance and deploy our accumulated cash balances in the most effective manner through alternatives such as capital expenditures, and potentially, acquisitions and other investments that support achievement of our business strategies. Acquisitions may be made for either cash or stock consideration, or a combination of both.
Operating Activities
Net cash provided by operating activities is primarily due to net income adjusted for non-cash items plus fluctuations in operating assets and liabilities.
Operating cash flows for fiscal years 2018 and 2017 were impacted by several significant non-cash transaction related items including, for fiscal 2018, depreciation and amortization expense of $49.0 million and share-based compensation expense of $47.9 million. The significant non-cash transactions for fiscal 2017 included depreciation and amortization expense of $47.1 million, share-based compensation expense of $30.8 million.
Investing Activities
Cash flows from investing activities is primarily attributable to capital expenditures, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $35.5 million and $32.9 million in fiscal years 2018 and 2017, respectively. On November 4, 2016, we entered into an agreement to acquire the facility we were leasing in Burlington, Ontario, Canada for $12.1 million. The transaction closed on December 2016, and we used available cash on hand to fund this purchase. In fiscal year 2018, we increased capital expenditures to support our business growth and the release of new products.
In fiscal year 2019, we expect our capital expenditures to be flat compared to our fiscal year 2018 levels. If product demand were to increase significantly beyond current projections, we would expect to increase capital spending to accommodate the growth. Similarly, to the extent practical, we would expect to decrease capital spending to address market contractions.
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
In fiscal year 2018, we invested $9.7 million in companies that are enabling the LoRaWANTM ecosystem and developing technologies to support the requirements of our customers.
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
The Credit Agreement refinanced our existing $400.0 million senior secured first lien credit facilities. All of the proceeds of the new Term Loans were used to repay in full all of the obligations outstanding under the Prior Credit Agreement and to pay transaction costs in connection with such refinancing and the Credit Agreement. As of January 28, 2018 we have $131.3 million outstanding under our Term Loans and $97.0 million outstanding under our Revolving Commitments.
As of January 28, 2018, $153.0 million of the new Revolving Commitments were undrawn. The proceeds of the revolving credit facility may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.
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
The outstanding principal balance of the Term Loans is subject to repayment in equal quarterly installments in an amount equal to 10.0% per annum of the original principal amount of the Term Loans on the Closing Date in the first two years after such date, 12.5% per annum in years three and four after such date, and 15.0% per annum in year five after such date, with the balance being due at maturity on November 12, 2021. No amortization is required with respect to the revolving credit facility. We may voluntarily prepay borrowings under the Facilities at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
The Term Loans must be mandatorily prepaid using the proceeds of certain dispositions of assets and receipt of insurance proceeds, subject to agreed upon thresholds and exceptions and customary reinvestment rights.
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. This program represents one of our principal efforts to return value to our stockholders. During fiscal years 2018 and 2017, we repurchased shares of common stock under this program for $14.8 million and $1.0 million, respectively. As of January 28, 2018, we had repurchased $151.4 million in shares of our common stock under the program since inception and the current remaining authorization under the program is $47.0 million.
In fiscal years 2018 and 2017, we received $6.7 million in proceeds from the exercise of stock options. We do not directly control the timing of the exercise of stock options. Such exercises are independent decisions made by grantees and are influenced most directly by the stock price and the expiration dates of stock option awards. Such proceeds are difficult to forecast, resulting from several factors which are outside our control. We believe that such proceeds will remain a nominal source of cash in the future.

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
Noted below under "Contractual Obligations" are various commitments we have associated with our business, such as lease commitments and open purchase obligations, which are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of January 28, 2018.

Contractual Obligations
Presented below is a summary of our contractual obligations as of January 28, 2018.

(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$15,937	$212,313	$—	$—	$228,250
Operating leases	4,693	7,403	1,906	41	14,043
Open capital purchase commitments	7,877	—	—	—	7,877
Other open purchase commitments	56,771	1,771	—	—	58,542
Deferred compensation	2,333	3,257	1,236	23,704	30,530
Cycleo-deferred compensation	2,008	1,919	1,593	—	5,520
AptoVision Earn-out	8,900	12,100	—	—	21,000
Share-based compensation	—	12,420	—	—	12,420
Swiss plan (1)	1,857	3,297	3,155	7,797	16,106
Total contractual cash obligations	$100,376	$254,480	$7,890	$31,542	$394,288
(1)Amounts include expected payments under the current defined benefit pension plan for the employees of its Swiss subsidiary through 2027.
The table above includes the interest payments we owe on our long-term debt. We have assumed no additional borrowings or repayments under our revolving credit facility. For debt that has variable rate interest, we have calculated future interest obligations based on the interest rate for that debt as of January 28, 2018.
Capital purchase commitments and other open purchase commitments are for the purchase of plant, equipment, raw material, supplies and services. They are not recorded as liabilities on our balance sheet as of January 28, 2018, as we have not yet received the related goods or taken title to the property.
As part of our acquisition of AptoVision and Cycleo SAS ("Cycleo"), we have agreed to pay consideration if certain revenue and operating income targets are achieved in each of the measurement periods. See Note 13 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The table above does not include earn-out payments we may owe as part of our acquisition of Triune. The Triune Earn-out targets for all eligible periods were not met and we did not make any payments with regards to these periods which represented a $70.0 million opportunity.
We maintain a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. Our liability for deferred compensation under this plan was $30.5 million and $24.1 million as of January 28, 2018 and January 29, 2017, respectively, and is included in accrued liabilities and other long-term liabilities on the balance sheet and in the table above. The plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
We have purchased whole life insurance on the lives of some of our current and former deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the costs of our deferred compensation plan. The cash surrender value of our Company-owned life insurance was $22.3 million and $18.9 million as of January 28, 2018 and January 29, 2017, respectively.

Inflation
Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation would affect our future performance if we were unable to pass these higher costs on to our customers.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Accordingly, actual results could differ materially from our estimates. We consider an accounting policy to be a "critical accounting policy and estimate" if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions, or selection of a different estimate methodology could have a significant impact on our financial position and the results that we report in our consolidated financial statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made.
Refer to "Note 2: Accounting Policies" within the Consolidated Financial Statements for further information on our critical accounting estimates and policies, which are as follows:

•
Inventories - Inventoried product reflected at the lower of cost or market value considering future demand and market conditions; evaluation of inventories for excess quantities and obsolescence utilizing an analysis of sales levels by product and projections of future demand;

•	Business combinations - the assumptions used to allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions;

•	Property, plant and equipment - the useful life determination and the related timing of when depreciation begins;

•
Long-lived assets - the valuation methods and assumptions used in assessing the impairment of property, plant and equipment, identified intangibles, and goodwill, including the determination of asset groupings and the identification and allocation of goodwill to reporting units;

•
Revenue recognition - the criteria used to recognize revenue. Adjustments to net sales due to offset by the cost of the Warrant issued to Comcast over the respective performance period (since the Warrant was issued to our customer in exchange for services) are further discussed in "Note 11: Share-Based Compensation". Since the computation of the Warrant cost is based on the level of performance completed and the then current fair value of the unvested Warrant milestones, rather than unit sales, net sales can experience variability that is unrelated to the recognition of revenue.

•	Income taxes - the identification and measurement of deferred tax assets and liabilities and the provisional estimates associated with Tax Reform; and

•
Contingencies - the estimation of when a loss is probable and reasonably estimable; measurement of contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy.

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

Foreign Currency Risk
Our foreign operations expose us to the risk of fluctuations in foreign currency exchange rates against our functional currency (the U.S. dollar) and we may economically hedge this risk with foreign currency contracts (such as currency forward contracts). Gains or losses on these non-U.S.-currency balances are generally offset by corresponding losses or gains on the related hedging instruments. As of January 28, 2018, our largest foreign currency exposures were from the Canadian dollar, Swiss franc, and Japanese yen.
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of January 28, 2018, to compute the adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes, to show an impact of $3.2 million.

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
Interest rates affect our return on excess cash and investments. As of January 28, 2018, we had $307.9 million of cash and cash equivalents. A majority of our cash and cash equivalents generate interest income based on prevailing interest rates. Investments and cash and cash equivalents generated interest income of $0.4 million in fiscal year 2018. A significant change in interest rates would impact the amount of interest income generated from our cash and investments. It would also impact the market value of our investments.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Semtech Corporation
Camarillo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Semtech Corporation and subsidiaries (the "Company") as of January 28, 2018 and January 29, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended January 28, 2018, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2018 and January 29, 2017, and the results of its operations and its cash flows for each of the two years in the period ended January 28, 2018, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Los Angeles, California
March 22, 2018

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Semtech Corporation

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of Semtech Corporation and subsidiaries for the year ended January 31, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of income and cash flows of Semtech Corporation and subsidiaries for the year ended January 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
March 31, 2016

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Net sales	$587,847	$544,272	$490,219
Cost of sales	235,876	219,410	197,109
Gross profit	351,971	324,862	293,110
Operating costs and expenses:
Selling, general and administrative	146,303	138,708	140,677
Product development and engineering	104,798	102,500	113,737
Intangible amortization	27,867	25,301	25,059
Loss (gain) on disposition of business operations	375	(25,513)	—
Changes in the fair value of contingent earn-out obligations	3,892	(215)	(16,362)
Total operating costs and expenses	283,235	240,781	263,111
Operating income	68,736	84,081	29,999
Interest expense, net	(7,963)	(9,300)	(7,819)
Non-operating expense, net	(902)	(1,721)	(1,801)
Income before taxes and equity in net losses of equity method investments	59,871	73,060	20,379
Provision for taxes	23,191	18,399	8,882
Net income before equity in net losses of equity method investments	36,680	54,661	11,497
Equity in net losses of equity method investments	(254)	—	—
Net income	$36,426	$54,661	$11,497
Earnings per share:
Basic	$0.55	$0.84	$0.18
Diluted	$0.54	$0.83	$0.17
Weighted average number of shares used in computing earnings per share:
Basic	66,027	65,427	65,657
Diluted	67,605	66,109	65,961
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Net income	$36,426	$54,661	$11,497
Other comprehensive income, net:
Unrealized gain on foreign currency cash flow hedges	942	522	—
Realized gain on foreign currency cash flow hedges	(1,232)	(232)	—
Change in unrealized gain on interest rate cap	—	48	490
Change in employee benefit plans	384	(2,414)	—
Other changes to comprehensive income	—	129	—
Other comprehensive income (loss), net	94	(1,947)	490
Comprehensive income	$36,520	$52,714	$11,987
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 28, 2018 AND JANUARY 29, 2017
(in thousands, except per share amounts)

	January 28, 2018	January 29, 2017
Assets
Current assets:
Cash and cash equivalents	$307,923	$297,134
Accounts receivable, less allowances of $9,089 and $8,230, respectively	53,183	51,441
Inventories	71,067	65,872
Prepaid taxes	11,809	5,563
Other current assets	17,250	18,418
Total current assets	461,232	438,428
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $179,604 and $161,236, respectively	124,586	108,910
Deferred tax assets	4,236	5,493
Goodwill	341,897	329,703
Other intangible assets, net	60,207	61,773
Other assets	93,618	67,235
TOTAL ASSETS	$1,085,776	$1,011,542
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,208	$41,960
Accrued liabilities	60,832	54,524
Deferred revenue	12,758	12,059
Current portion - long term debt	15,410	14,432
Total current liabilities	126,208	122,975
Non-current liabilities:
Deferred tax liabilities	14,682	6,881
Long term debt, less current portion	211,114	226,524
Other long-term liabilities	68,759	49,899

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 66,280,129 outstanding and 78,136,144 issued and 65,793,083 outstanding, respectively	785	785
Treasury stock, at cost, 11,856,015 shares and 12,343,061 shares, respectively	(251,974)	(253,107)
Additional paid-in capital	415,056	390,938
Retained earnings	502,346	467,941
Accumulated other comprehensive (loss) income	(1,200)	(1,294)
Total stockholders’ equity	665,013	605,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,085,776	$1,011,542
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock					Accumulated Other
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at January 25, 2015	66,812,919	$785	$371,596	$401,783	$(222,969)	$163	$551,358
Net income	—	—	—	11,497	—	—	11,497
Other comprehensive income	—	—	—	—	—	490	490
Stock-based compensation	—	—	22,778	—	—	—	22,778
Repurchase of outstanding common stock	(2,681,476)	—	—	—	(57,311)	—	(57,311)
Treasury stock reissued	866,925	—	(14,744)	—	14,105	—	(639)
Other	—	—	(154)	—	—	—	(154)
Tax benefit from stock-based compensation	—	—	32	—	—	—	32
Balance at January 31, 2016	64,998,368	$785	$379,508	$413,280	$(266,175)	$653	$528,051
Net income	—	—	—	54,661	—	—	54,661
Other comprehensive loss	—	—	—	—	—	(1,947)	(1,947)
Stock-based compensation	—	—	26,249	—	—	—	26,249
Repurchase of outstanding common stock	(39,024)	—	—	—	(1,005)	—	(1,005)
Treasury stock reissued	833,739	—	(14,819)	—	14,003	—	(816)
Other	—	—	—	—	70	—	70
Balance at January 29, 2017	65,793,083	$785	$390,938	$467,941	$(253,107)	$(1,294)	$605,263
Cumulative-effect adjustment to beginning balance from adoption of ASU 2016-09 (See Note 2)	—	—	—	(2,021)	—	—	(2,021)
Net income	—	—	—	36,426	—	—	36,426
Other comprehensive income	—	—	—	—	—	94	94
Stock-based compensation	—	—	45,091	—	—	—	45,091
Repurchase of outstanding common stock	(442,607)	—	—	—	(14,849)	—	(14,849)
Treasury stock reissued	929,653	—	(20,973)	—	15,982	—	(4,991)
Balance at January 28, 2018	66,280,129	$785	$415,056	$502,346	$(251,974)	$(1,200)	$665,013
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Cash flows from operating activities:
Net income	$36,426	$54,661	$11,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,999	47,057	48,932
Impairment of assets	4,250	—	—
Accretion of deferred financing costs and debt discount	568	621	1,469
Write-off of deferred financing costs and debt discount	—	549	—
Deferred income taxes	15,232	2,185	(1,012)
Share-based compensation and warrant costs	47,936	30,828	20,468
Loss (gain) on disposition of business operations and assets (Note 1)	276	(25,489)	23
Earn-out liabilities	3,892	(215)	(16,362)
Equity in net losses of equity method investments	254	—	—
Gain from convertible debt settlement	(4,275)	—	—
Contingencies	—	(1,518)	2,855
Corporate owned life insurance, net	1,601	770	(420)
Changes in assets and liabilities:
Accounts receivable, net	(1,453)	(7,403)	25,354
Inventories	(5,515)	(1,959)	10,262
Other assets	(5,957)	(7,516)	(657)
Accounts payable	(5,306)	3,101	4,980
Accrued liabilities	2,474	10,582	(12,945)
Deferred revenue	(26)	4,533	2,780
Income taxes payable	(15,718)	2,618	2,611
Other liabilities	(12,173)	4,207	2,241
Net cash provided by operating activities	111,485	117,612	102,076
Cash flows from investing activities:
Proceeds from convertible debt settlement	5,700	—	—
Proceeds from sales of property, plant and equipment	189	48	—
Purchase of property, plant and equipment	(35,461)	(32,920)	(13,026)
Purchase of investments	(18,665)	(13,198)	(14,630)
Acquisitions, net of cash acquired	(17,619)	—	(39,171)
Proceeds from disposition of business operations	—	32,000	—
Proceeds from sale of investments	—	555	—
Net cash used in investing activities	(65,856)	(13,515)	(66,827)
Cash flows from financing activities:
Proceeds from term loans	—	150,000	35,000
Payments of term loans	(15,000)	(80,875)	(30,750)
Proceeds from revolving line of credit	—	97,000	—
Payments of revolving line of credit	—	(181,000)	—
Deferred financing costs	—	(2,110)	—
Payment for employee share-based compensation payroll taxes	(11,671)	(6,562)	(6,513)
Proceeds from exercise of stock options	6,680	5,779	5,807
Repurchase of outstanding common stock	(14,849)	(1,005)	(57,311)
Net cash used in financing activities	(34,840)	(18,773)	(53,767)
Net increase (decrease) in cash and cash equivalents	10,789	85,324	(18,518)
Cash and cash equivalents at beginning of period	297,134	211,810	230,328
Cash and cash equivalents at end of period	$307,923	$297,134	$211,810
Supplemental disclosure of cash flow information
Income taxes paid	$31,013	$10,503	$7,924
Interest paid	$6,341	$6,492	$5,732

Non-cash items
Capital expenditures in accounts payable	$3,789	$3,373	$—
Convertible debt	$—	$1,425	$—
The accompanying notes are an integral part of these consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a global supplier of analog, mixed-signal semiconductors and advanced algorithms. The end-customers for the Company’s products are primarily original equipment manufacturers ("OEMs") that produce and sell electronics.
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
Industrial: analog and digital video broadcast equipment, video-over-IP solutions, automated meter reading, Internet of Things ("IoT"), smart grid, wireless charging, military and aerospace, medical, security systems, automotive, industrial and home automation and other industrial equipment.
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The fiscal years ended January 28, 2018 and January 29, 2017 each consisted of 52 weeks. The fiscal year ended January 31, 2016 consisted of 53 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). All intercompany balances have been eliminated.
The Company’s Consolidated Statements of Income are referred to herein as the "Statements of Income." The Company’s Consolidated Balance Sheets are referred to herein as the "Balance Sheets" and Consolidated Statements of Cash Flows as the "Statements of Cash Flows."
Segment Information
The Company's Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker ("CODM") as defined by guidance regarding segment disclosures (see Note 15 for further discussion). In fiscal year 2016, the Company identified five operating segments in total. Four of the operating segments aggregated into one reportable segment, the Semiconductor Products Group. The remaining operating segment, the Systems Innovation Group (shown as "All others"), could not be aggregated with the other operating segments and did not meet the criteria for a separate reportable segment as defined by the guidance regarding segment disclosure. As a result, the financial activity associated with the Systems Innovation Group was reported separately from the Company's Semiconductor Products Group. This separate reporting was included in the "All others" category. On August 5, 2016, the Company completed its divestiture of its Snowbush Intellectual Property ("Snowbush IP") business (previously part of the Company’s Systems Innovation Group) to Rambus Inc. ("Rambus") for a purchase price of $32.0 million in cash along with the opportunity to receive additional payments from Rambus through 2022 based upon a percentage of sales by Rambus of new products expected to be developed by Rambus from the disposed assets. Therefore, beginning in fiscal years 2017, the Company no longer has a Systems Innovation Group or an "All others" category, resulting in four operating segments that aggregate into one reportable segment, the Semiconductor Products Group.
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
Investments
The Company’s investment policy restricts investments to high credit quality investments with limits on the length to maturity and the amount invested with any one issuer. These investments, especially corporate obligations, are subject to default risk. The Company classifies its investments as available-for-sale ("AFS") and reports these investments at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses on AFS investments are recorded in "Interest income and other (expense) income, net" in the Statements of Income. The Company recognizes losses in the income statement when it determines that declines in the fair value of its investments below their cost are other-than-temporary.
The Company has minority equity investments in privately held companies that are classified in "Other assets" in the Balance Sheets. Substantially, all of these investments are carried at cost because the Company does not have the ability to exercise significant influence over the company. The Company monitors these investments for impairment and makes appropriate reductions to the carrying value when necessary. As of January 28, 2018 and January 29, 2017, the Company had aggregate net investments under the cost method of accounting of $38.1 million and $27.1 million, respectively. These investments consisted of privately-held equity securities without a readily determinable fair value and the Company has determined that it is not practicable to estimate the fair value of these investments. The Company tests these investments for impairment quarterly. In the third quarter of fiscal year 2018, the Company impaired $4.3 million of a minority investment. As of January 28, 2018, there have not been any events or changes in circumstances that the Company believes would have had a significant adverse effect on the fair value of these investments. As of January 28, 2018 and January 29, 2017, aggregate net investment accounted for under equity method of accounting was $3.4 million and $2.0 million, respectively, included in "Other assets".
Accounts Receivable Allowances
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
A summary of accounts receivable allowances for fiscal years ended January 28, 2018 and January 29, 2017 is as follows:

(in thousands)	January 28, 2018	January 29, 2017
Allowance for doubtful accounts	$(2,700)	$(2,696)
Sales rebate allowance	(2,634)	(2,571)
Sales return allowance	(2,018)	(1,795)
Other allowances	(1,737)	(1,168)
Total	$(9,089)	$(8,230)
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

Business Combinations
The Company accounts for business combinations at fair value with any excess consideration, transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed, recorded as Goodwill. Acquisition costs are expensed as incurred and recorded in general and administrative expenses; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; contingent consideration obligations are recorded at fair value on the date of acquisition, with increases or decreases in the fair value arising from changes in assumptions or discount periods recorded as contingent consideration expenses in the Statements of Income in subsequent periods; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. All changes that do not qualify as measurement period adjustments are included in current period earnings.
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
The Company analyzes its investments or other interests to determine whether it represents a variable interest in a VIE. If so, the Company evaluates the facts to determine whether it is the primary beneficiary. The Company considers itself to be the primary beneficiary when it has both the power to direct activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. With regards to its investment in a private entity, the Company concluded that its equity interest represents a variable interest, but it is not the primary beneficiary as prescribed in ASC 810. Specifically, in reaching this conclusion, the Company considered the activities that most significantly drive profitability for the private entity and determined that the activity that most significantly drove profitability was related to the technology and related product road maps. The Company has a board observer role and thus concluded that it was not in a position of decision-making or other authority to influence the private entity’s activities that could be considered significant with respect to its operations, including research and development plans and changes to the product road map. There are currently no VIEs that are consolidated.
Derivatives and Hedging Activities
As required by ASC 815, the Company records all derivatives on the Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
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
The Company performs an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities.
Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, the Company may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value.
The Company’s quantitative impairment test considers the historical rates and current market conditions when determining the discount and long-term growth rates to use in its analysis. The Company considers other valuation methods; such as the cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value. Significant estimates include market segment growth rates, the Company's assumed market segment share, estimated costs, and discount rates based on a reporting unit's weighted average cost of capital.
The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis against available market data. In the current year the fair value for all of the Company's reporting units exceeds their carrying value, and the Company's annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary.
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
Acquired in-process research and development ("IPR&D") projects are recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. Upon completion of development, acquired IPR&D assets are transferred to finite-lived intangible assets and amortized over their useful lives.
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

The fair values of individual tangible long-lived assets was determined upon the cost to reproduce the long-lived asset taking into account the age, condition, inflation using the U.S. Bureau of Labor Statistics and Marshall Valuation Services, and cost to ready the long-lived asset for its intended use. Additionally, the Company considered the potential existence of functional and economic obsolescence and quantified these elements in its cost approach as appropriate.
For intangible long-lived assets, which consist of core technology and customer relationships, the Company used the multi-period excess earnings method, an income approach, or the replacement cost method (a cost approach), to determine fair value. The multi-period excess earnings method, a form of the income approach, estimates the value of the asset based on the present value of the after-tax cash flows attributable to the intangible asset, which includes the Company's estimates of forecasted revenue, operating margins, taxes and discount rate. The replacement cost method incorporates a market participant’s assumption that an in-use premise is the highest and best use of customer relationships and core technology. The Company estimated the cost it would incur to rebuild or re-establish the intangible asset and the associated effort required to develop it.
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
The Company defers revenue recognition on shipment of products to certain customers, principally distributors, under agreements which provide for limited pricing credits or return privileges, until these products are sold through to end-users or the return privileges lapse. For sales subject to certain pricing credits or return privileges, the amount of future pricing credits or inventory returns cannot be reasonably estimated given the relatively long period in which a particular product may be held by the customer. Therefore, the Company has concluded that sales to customers under these agreements are not fixed and determinable at the date of the sale and revenue recognition has been deferred. The Company estimates the deferred gross margin on these sales by applying an average gross profit margin to the actual gross sales. The average gross profit margin is calculated for each operating segment which is expected to approximate actual costs at the date of sale. The estimated deferred gross margins on these sales, where there are no outstanding receivables, are recorded on the Balance Sheets under the heading of "Deferred revenue." There were no significant impairments of deferred cost of sales in fiscal years 2018, 2017 or 2016.
The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. The Company bases these estimates on historical sales returns and other known factors. Actual returns could be different from Company estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

The Company records a provision for sales rebates in the same period as the related revenues are recorded. These estimates are based on sales activity during the period. Actual rebates given could be different from our estimates and current provisions for sales rebates, resulting in future charges to earnings. The estimated sales rebates for sales for which there are no outstanding receivables are recorded on the Balance Sheets under the heading of "Accrued liabilities."
The following table summarizes the deferred revenue balance:

(in thousands)	January 28, 2018	January 29, 2017
Deferred revenues	$9,794	$11,419
Deferred cost of revenues	(2,189)	(2,246)
Deferred revenue, net	7,605	9,173
Deferred product design and engineering recoveries	5,153	2,886
Total deferred revenue	$12,758	$12,059
Cost of Sales
Cost of sales includes materials, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead.
Sales and Marketing
The Company expenses sales and marketing costs, which include advertising costs, as they are incurred. Advertising costs were $0.6 million, $0.4 million and $0.2 million for fiscal years 2018, 2017 and 2016, respectively.
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
The Company received approximately $5.4 million, $11.9 million and $21.1 million in fiscal years 2018, 2017 and 2016, respectively for nonrecurring engineering services.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. The Balance Sheets include current and long term prepaid taxes under "Prepaid taxes" and "Other assets" and current and long term liabilities for uncertain tax positions under "Accrued liabilities" and "Other long-term liabilities."
As part of the process of preparing the Company’s consolidated financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company changes its valuation allowance in a period, the change is generally recorded through the tax provision on the Statements of Income.
For intra-entity differences between the tax basis of an asset in the buyer’s tax jurisdiction and their cost as reported in the consolidated financial statements, the Company does not recognize a deferred tax asset. Income taxes paid on intra-entity profits on assets remaining within the group are accounted for as prepaid taxes. (See Note 12 for further discussion of income taxes).
The Company continually reviews its position on undistributed earnings from its foreign subsidiaries to determine whether those earnings are indefinitely reinvested offshore. Domestic and foreign operating cash flow forecasts are reviewed to determine the sources and uses of cash. Based on these forecasts, the Company determines the need to accrue deferred tax liabilities associated with its undistributed earnings offshore.
Other Comprehensive Income (Loss)
Other comprehensive income includes unrealized gains and losses on available-for-sale investments, interest rate hedging activities and foreign currency translation adjustments. This information is provided in the Statements of Comprehensive Income.

The following table summarizes the changes in other comprehensive income (loss) by component:

	Fiscal Year Ended
	January 28, 2018				January 29, 2017				January 31, 2016
(in thousands)	Pre-tax Amount		Tax Benefit (Expense)	Net Amount	Pre-tax Amount		Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Defined benefit plan:
Other comprehensive gain (loss) before reclassifications	$637		$(253)	384	$(2,861)		$447	$(2,414)	$—	$—	$—
Foreign currency hedge:		—				—
Other comprehensive gain before reclassifications	1,205		(263)	942	586		(64)	522	—	—	—
Reclassification adjustments included in "Interest expense, net"	(1,531)		299	(1,232)	(260)		28	(232)	—	—	—
Interest rate hedge:
Other comprehensive gain (loss) before reclassifications	—		—	—	48		—	48	(33)	(171)	(204)
Reclassification adjustments included in "Interest expense, net"	—		—	—	—		—	—	694	—	694
Other:
Other comprehensive gain before reclassifications	—		—	—	129		—	129	—	—	—
Other comprehensive income (loss)	$311		$(217)	$94	$(2,358)		$411	$(1,947)	$661	$(171)	$490
Accumulated Other Comprehensive Income (Loss)
The following summarizes the changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Defined Benefit Plan	Foreign Currency Hedge	Interest Rate Hedge	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of January 25, 2015	$—	$—	$(538)	$701	$163
Other comprehensive income	—	—	490	—	490
Balance as of January 31, 2016	—	—	(48)	701	653
Other comprehensive (loss) income	(2,414)	290	48	129	(1,947)
Balance as of January 29, 2017	(2,414)	290	—	830	(1,294)
Other comprehensive income (loss)	384	(290)	—	—	94
Balance as of January 28, 2018	$(2,030)	$—	$—	$830	$(1,200)
Share-Based Compensation
The Company measures compensation cost for all share-based payments (including stock options) at fair value using valuation models, which consider, among other things, estimates and assumptions on the rate of forfeiture, expected life of options and stock price volatility and market value of the Company's common stock. Additionally, for awards with a performance condition, the Company uses financial forecasts that use assumptions that are consistent with those used for other valuation exercises, including goodwill valuation and asset impairment assessments. If any of the assumptions used in the valuation model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period and actual results may differ from estimates. See the information set forth in Part II, Item 5 of this Annual Report on Form 10-K for market information detailing the trading prices of the Company's common stock.

The Company has various equity award plans ("Plans") that provide for granting stock-based awards to employees and non-employee directors of the Company. The Plans provide for the granting of several available forms of stock compensation. As of January 28, 2018, the Company has granted non-qualified stock option awards ("NQSOs") and restricted stock unit awards ("RSUs") under the Plans and has also issued some share-based compensation outside of the Plans, including NQSOs and RSUs as inducements to join the Company.
Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Fiscal Year Ended
(in thousands, except per share amounts)	January 28, 2018	January 29, 2017	January 31, 2016
Net income	$36,426	$54,661	$11,497

Weighted average common shares outstanding - basic	66,027	65,427	65,657
Dilutive effect of share-based compensation	1,578	682	304
Weighted average common shares outstanding - diluted	67,605	66,109	65,961
Basic earnings per common share	$0.55	$0.84	$0.18
Diluted earnings per common share	$0.54	$0.83	$0.17
Anti-dilutive shares not included in the above calculations	402	1,111	2,569
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
The Company also records contingent earn-out liabilities which represent the Company’s requirement to make additional payments related to acquisitions based on certain performance targets achieved during the earn-out periods. The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. On a quarterly basis, the Company uses a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period (or other specified performance targets) and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation.

Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2018, the Company adopted FASB Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). Under the amended guidance, all excess tax benefits and tax deficiencies will be recognized in the Statements of Income as they occur. This replaced the previous guidance, which required tax benefits that exceed compensation cost ("windfalls") to be recognized in additional paid in capital. It also eliminates the need to maintain a windfall pool, and removes the requirement to delay recognizing a windfall until it reduces current taxes payable. Using the modified retrospective adoption method, in the first quarter of fiscal year 2018, the Company recognized deferred tax assets of $8.4 million for the windfall tax benefits and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. Under the amended guidance, companies can make an accounting policy election to either continue to estimate forfeitures or account for forfeitures as they occur. Upon adoption, the Company elected to account for forfeitures when they occur, on a modified retrospective basis. In the first quarter of fiscal year 2018, a cumulative effect adjustment of $2.0 million was recorded to retained earnings. The amended guidance also changed the Statements of Cash Flow presentation of excess tax benefits, classifying them as operating activities instead of financing activities, consistent with other cash flows related to income taxes. Further, following the adoption of this updated guidance, there will be additional dilutive effects in earnings per share calculations because excess tax benefits are no longer recognized in additional paid in capital. Due to the valuation allowance maintained against the Company’s deferred tax assets, the adoption of this updated guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued but Not Adopted as of January 28, 2018
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). The new standard is designed to refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The new standard is effective for interim and annual fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
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
The Company is substantially complete with its impact assessment and identified a change in timing of revenue recognition on the Company's sales made to certain distributors where revenues are currently deferred and not recognized until the distributor sells to the end customers. Upon adoption of the standard, the Company will no longer defer revenue until sale by the distributor to the end customer, but rather, will record revenue at the time of sale to the distributor. The Company will also be required to estimate the effects of returns and allowances provided to distributors.
On the date of initial application, the Company will reverse the deferred net revenue through a cumulative adjustment to retained earnings on sales made to distributors where revenue was recognized upon sales to the end customer. The Company does not expect the impact of this cumulative adjustment to be material to the reported revenue in the period of adoption, or in future periods, as the impact will be offset by the revenue recognized for sales to distributors upon shipment, post adoption. The cumulative impact of adopting the standard on January 29, 2018 is expected to be between $10.0 million to $12.0 million (net of tax) increase to retained earnings and a corresponding decrease to deferred net revenue.

Note 3: Acquisitions
AptoVision Technologies Inc.
On July 1, 2017, the Company acquired AptoVision Technologies Inc. ("AptoVision"), a privately-held provider of uncompressed, zero-frame latency, video-over-IP solutions addressing the professional audio visual market. The unique combination of AptoVision's advanced algorithms for real-time, full bandwidth video transmission over IP networks, and Semtech's industry leading high-speed signal integrity and chip development expertise is expected to enable the adoption of Software Defined Video over Ethernet ("SDVoE") accelerating this natural progression in the evolution of video transport.
Under the terms of the share purchase agreement, the Company acquired all of the outstanding equity interest in AptoVision for a cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn out periods. The fair value of the additional contingent consideration (the "AptoVision Earn-out") as of January 28, 2018 was $21.0 million, of which $8.9 million is presented within "Accrued liabilities" and $12.1 million is presented within "Other long-term liabilities" in the Balance Sheets. For the fiscal year ended January 28, 2018, acquisition related transaction costs of $1.6 million are accounted for as an expense in the period in which the costs are incurred and are presented within "Selling, general and administrative" expense in the Statements of Income.
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

(in thousands)	Estimated Useful Life	January 28, 2018
Finite-lived intangible asset - Developed Technology	6-7 years	$20,000
Finite-lived intangible asset - Customer Relationships	3 years	4,000
Indefinite-lived intangible asset - in-process research and development ("IPR&D")		2,300
Goodwill		12,194
Other (liabilities) assets, net		(3,875)
Total consideration		$34,619
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
The $12.2 million excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. The goodwill resulted from expected synergies and other benefits from the transaction. The Company expects that all such goodwill will be deductible for tax purposes. The purchase price allocation for the AptoVision acquisition is complete.
Net revenues and earnings attributable to AptoVision since the acquisition date were not material. Pro forma results of operations have not been presented as AptoVision’s annual financial results are not material to the Company’s consolidated financial statements.

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
The Triune Earn-out targets for fiscal year 2017 were not met and the Company does not expect the fiscal year 2018 targets to be achieved. The fair value of the Triune Earn-out liability was zero as of January 28, 2018. (See Notes 5 and 13).
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

Note 4: Investments
Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The cash equivalents consist primarily of money market funds that are Level 1 measurements. There were no investments in these funds for the fiscal year ended January 28, 2018 and $16.9 million for the fiscal year ended January 29, 2017.
The following table summarizes the Company’s available-for-sale securities:

	January 28, 2018			January 29, 2017
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Convertible debt	$1,960	$1,960	$—	$1,425	$1,425	$—
Total other assets	$1,960	$1,960	$—	$1,425	$1,425	$—
The following table summarizes the maturities of the Company’s available-for-sale securities:

	January 28, 2018		January 29, 2017
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$1,960	$1,960	$1,425	$1,425
After 1 year through 5 years	—	—	—	—
Total investments	$1,960	$1,960	$1,425	$1,425
The Company's available-for-sales securities consisted of an investment in a convertible debt instrument issued by a privately-held company and is included in "Other current assets" within the Balance Sheets. In fiscal year 2018, the Company issued a new $2.0 million convertible debt instrument, and in the third quarter of fiscal year 2018, the Company received cash to fully settle the previously-issued convertible debt instrument.
The Company currently has a $28.0 million investment in a private entity, which includes $5.0 million of restricted deposit that is accounted for at cost, and included in "Other assets" within the Balance Sheets. As part of its investment, the Company received a call option that allows the Company to purchase all of the outstanding equity of the entity. The call option, which was out of the money at inception, is exercisable until June 30, 2018.

Note 5: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented within the Company's Balance Sheets as follows:

	Fair Value as of January 28, 2018				Fair Value as of January 29, 2017
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$—	$—	$—	$—	$16,945	$16,945	$—	$—
Convertible debt	1,960	—	—	1,960	1,425	—	—	1,425
Derivative financial instruments	—	—	—	—	326	—	326	—
Total financial assets	$1,960	$—	$—	$1,960	$18,696	$16,945	$326	$1,425

Financial liabilities:
AptoVision Earn-out	$21,000	$—	$—	$21,000	$—	$—	$—	$—
Cycleo Earn-out	668	—	—	668	1,242	—	—	1,242
Total financial liabilities	$21,668	$—	$—	$21,668	$1,242	$—	$—	$1,242
During fiscal years 2018 and 2017, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of January 28, 2018 and January 29, 2017, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in the Balance Sheets under the caption "Other current assets” and the value of contracts in a loss position are recorded under the caption "Accrued liabilities” within the Balance Sheets. Please see Note 18 for further discussion of the Company’s derivative instruments.
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
The Cycleo Earn-out liability (see Note 13) is valued utilizing estimates of annual revenue and operating income (Level 3 inputs) through April 2020. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue and earnings projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. For the Triune Earn-out, Cycleo Earn-out and AptoVision Earn-out, these companies have business profiles comparable to a start-up company. Accordingly, their respective revenue projections are subject to significant revisions. This characteristic can result in volatile changes to the measurement of fair value for a given earn-out.
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

A reconciliation of the change in the earn-out liability during the fiscal year ended January 28, 2018 is as follows:

(in thousands)	AptoVision	Cycleo	Total
Balance at January 29, 2017	$—	$1,242	$1,242
Current acquisitions	17,000	—	17,000
Changes in fair value of contingent earn-out obligations	4,000	(108)	3,892
Payments	—	(466)	(466)
Balance as of January 28, 2018	$21,000	$668	$21,668
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 10) is $131.3 million and Revolving Commitments (as defined in Note 10) is $97.0 million at January 28, 2018 both of which are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in non-marketable equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during fiscal year 2018.

Note 6: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	January 28, 2018	January 29, 2017
Raw materials	$1,651	$2,968
Work in progress	46,884	44,740
Finished goods	22,532	18,164
Inventories	$71,067	$65,872

Note 7: Property, Plant and Equipment
The following is a summary of property and equipment:

(in thousands)	Estimated Useful Lives	January 28, 2018	January 29, 2017
Property		$11,314	$11,314
Buildings	7 to 39 years	32,244	30,294
Leasehold improvements	7 to 39 years	10,050	9,566
Machinery and equipment	5 to 8 years	171,731	150,276
Enterprise resource planning systems	13 years	32,673	28,166
Furniture and office equipment	3 to 7 years	39,027	35,025
Construction in progress		7,151	5,505
Property, plant and equipment, gross		304,190	270,146
Less accumulated depreciation and amortization		(179,604)	(161,236)
Property, plant and equipment, net		$124,586	$108,910
As of January 28, 2018 and January 29, 2017, construction in progress consists primarily of machinery and equipment awaiting completion of installation and being placed in service.
Depreciation expense was $21.1 million, $21.7 million, and $23.2 million in fiscal years 2018, 2017, and 2016, respectively.

Note 8: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Power and High-Reliability	Wireless and Sensing	Total
Balance at January 29, 2017	$261,891	$49,384	$18,428	$329,703
Additions	12,194	—	—	12,194
Balance at January 28, 2018	$274,085	$49,384	$18,428	$341,897
During the second quarter of fiscal year 2018, goodwill associated with the Signal Integrity Products Group increased due to the Company’s acquisition of AptoVision (see Note 3).
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
Goodwill is allocated to three reporting units (Signal Integrity, Power and High-Reliability and Wireless and Sensing) (see Note 15). The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company will consider before reaching its conclusion about whether to perform the first step of the goodwill impairment test.
Goodwill was tested for impairment at the reporting unit level as of November 30, 2017 and November 30, 2016, the dates of the Company’s annual impairment review for fiscal years 2018 and 2017, respectively.
For fiscal years 2018 and 2017, the Company performed a qualitative assessment and concluded that it was more likely than not that the fair value of each of the three reporting units exceeded its carrying value. As such, the Company did not perform a quantitative impairment analysis.
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of January 28, 2018 and January 29, 2017, there were no indications of impairment of the Company's goodwill balances.
Acquired Intangibles - The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		January 28, 2018			January 29, 2017
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$164,930	$(115,628)	$49,302	$144,930	$(92,940)	$51,990
Customer relationships	3-10 years	34,031	(25,426)	8,605	30,030	(20,247)	9,783
Total finite-lived intangible assets		$198,961	$(141,054)	$57,907	$174,960	$(113,187)	$61,773
Amortization expenses recorded in the Statements of Income for each period were as follows:

(in thousands)	January 28, 2018	January 29, 2017	January 31, 2016
Core technologies	$22,688	$20,901	$20,692
Customer relationships	5,179	4,400	4,367
Total amortization expense	$27,867	$25,301	$25,059

Future amortization expense by operating segment is expected to be as follows:

(in thousands)
To be recognized in:	Core Technologies	Customer relationships	Total
Fiscal year 2019	$20,666	$5,733	$26,399
Fiscal year 2020	13,239	2,283	15,522
Fiscal year 2021	6,389	589	6,978
Fiscal year 2022	3,905	—	3,905
Fiscal year 2023	3,714	—	3,714
Thereafter	1,389	—	1,389
Total expected amortization expense	$49,302	$8,605	$57,907
The following table sets forth the Company’s indefinite-lived intangible assets resulting from additions to IPR&D:

(in thousands)	Net Carrying Amount
Value at January 31, 2016	$—
Value at January 29, 2017	—
In-process research and development through acquisitions	2,300
Value at January 28, 2018	$2,300
The Company reviews indefinite-lived intangible assets for impairment as of November 30, each year, by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.

Note 9: Accrued Liabilities
The following is a summary of accrued liabilities for fiscal years 2018 and 2017:

(in thousands)	January 28, 2018	January 29, 2017
Compensation	$20,476	$23,477
Earn-out liability	10,958	1,426
Deferred compensation	2,333	1,732
Sales and marketing	4,284	4,322
Professional fees	2,377	1,529
Royalty	3,820	3,167
Income taxes payable	1,470	11,382
Environment reserve	2,583	620
Restructuring	5,078	1,408
Other	7,453	5,461
Accrued liabilities	$60,832	$54,524

Note 10: Credit Facilities
On November 15, 2016 (the "Closing Date"), Semtech Corporation, with certain of its domestic subsidiaries as guarantors (the "Guarantors"), entered into the amended and restated credit facility with the lenders party thereto ("Lenders"), and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer. The amended and restated credit facility amended and restated the prior credit agreement. The Company accounted for the amended and restated credit facility as a debt modification. Pursuant to the amended and restated credit facility, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate initial principal amount of $150.0 million ("Term Loans") and revolving commitments in an aggregate principal amount of $250.0 million ("Revolving Commitments"). Up to $40.0 million of the revolving commitments may be used to obtain letters of credit, up to $25.0 million of the revolving commitments may be used to obtain swing line loans, and up to $40.0 million of the revolving commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars. Each of the term loans and the revolving commitments is scheduled to mature on November 12, 2021. As of January 28, 2018, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.
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
The amended and restated credit facility contains customary covenants, including limitations on Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, sell or otherwise dispose of assets, repurchase stock, pay dividends or make similar distributions, engage in certain transactions with affiliates and make capital expenditures. In addition, the Company must comply with the following financial covenants, tested at the end of each fiscal quarter on a trailing four-quarter basis: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 and (ii) a maximum consolidated leverage ratio of 3.00 to 1.00 provided that, such maximum consolidated leverage ratio may be increased to 3.25 to 1.00 or 3.50 to 1.00, as applicable, for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition which constitutes a "Material Acquisition" under the amended and restated credit facility, subject to the satisfaction of certain conditions. As of January 28, 2018, the Company was in compliance with its financial covenants.
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
As of January 28, 2018, the interest rate payable on both the Term Loans and the Revolving Commitments was 3.19%.
Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2019	$15,937
2020	18,750
2021	19,688
2022	76,875
Total debt	$131,250
There are no scheduled principal payments for the Revolving Commitments which had an outstanding balance of $97.0 million at January 28, 2018 and is due on or before November 12, 2021.

Note 11: Share-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax share-based compensation included in the Statements of Income for fiscal years 2018, 2017 and 2016:

	Fiscal Year Ended
(in thousands)	January 28, 2018	January 29, 2017	January 31, 2016
Revenue offset (Warrant)	$16,219	$5,396	$—
Cost of sales	1,477	1,591	1,555
Selling, general and administrative	22,423	18,019	10,055
Product development and engineering	7,817	5,822	8,858
Share-based compensation	$47,936	$30,828	$20,468
Net change in share-based compensation capitalized into inventory	$(414)	$38	$(98)
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
The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in fiscal years 2018, 2017 and 2016:

	Fiscal Year Ended
	January 28, 2018	January 29, 2017	January 31, 2016
Expected lives, in years	4.2	4.1 - 4.5	4.2 - 4.3
Estimated volatility	31.7%	31% - 32%	29% - 32%
Dividend yield	—	—	—
Risk-free interest rate	1.68%	1.04% - 1.51%	1.24% - 1.49%
Weighted average fair value on grant date	$10.70	$5.71	$6.08

The assumptions used in the Black-Scholes option pricing model were determined as follows:

•	Fair Value of Common Stock - The closing price on the date of the grant.

•	Expected Term - The expected term represents the period that our stock-based awards are expected to be outstanding.

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

Stock Options. The Company has historically granted non-qualified stock options to both employees and non-employee directors. The fair value of these grants was measured on the grant date. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 3-4 years). The number of shares authorized per the equity incentive plan is 17,031,653. The maximum contractual term of equity share options is ten years.
The following table summarizes the activity for stock options for fiscal years 2018:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (1)	Number of Shares Exercisable	Weighted Average Contractual Term (years)
Balance at January 29, 2017	1,511	24.79	13,503	759
Options granted	135	37.70
Options exercised	(275)	24.27	3,446
Options cancelled/forfeited	(26)	26.22
Balance at January 28, 2018	1,345	$26.17	$13,953	807
Exercisable at January 29, 2018	807	$26.61	$7,941		2.1
Vested and expected to vest after January 29, 2018	1,345	$26.17	$13,953		3.0
(1) The aggregate intrinsic value of stock options vested and exercisable and vested and expected to vest as of January 28, 2018 is calculated based on the difference between the exercise price and the closing price $36.45 of the Company's common stock on January 26, 2018.
The aggregate unrecognized compensation as of January 28, 2018 is $2.6 million to be recognized over 1.9 years.
The following table summarizes information regarding unvested stock option awards at January 28, 2018:

(in thousands, except for per share amounts)	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)
Balance at January 29, 2017	749	22.66	6.29
Options granted	135	37.70	10.70
Options vested	(324)	23.92	6.71
Options forfeited	(26)	26.23	7.32
Balance at January 28, 2018	534	$25.50	$7.10

Performance-Based Units. The Company grants performance-based restricted stock units to select employees. These awards have a performance condition in addition to a service condition. Prior to fiscal year 2018, the Company granted performance-based restricted stock units with performance metrics that were based on a pre-defined cumulative three-year performance of the Company’s revenue and non-GAAP operating income measured against internal goals. For these awards, the performance was tied to the Company’s performance in the grant year and the succeeding two fiscal years. The performance award recipients must be employed for the entire three-year period, which is the explicit service and requisite service period, and be an active employee at the time of vesting of the awards (cliff vesting at the end of the third year). Under the terms of these awards, assuming the highest performance level of 200% with no cancellations due to forfeitures, the maximum number of shares that can be earned would be 219,000 shares and an additional 219,000 shares would be settled in cash. The Company would have a liability accrued under "Other liabilities" within the Balance Sheets equal to the value of 219,000 shares on the settlement date, which would be settled in cash. Only cash performance-based restricted stock unit awards are classified as liabilities and the value of these awards is re-measured at each reporting date. At January 28, 2018, the performance metrics associated with the outstanding awards issued in fiscal year 2017 is expected to be met at a level which would result in a grant at 190% of target.
The performance-based restricted stock units are valued as of the measurement date and expense is recognized on a straight line basis for the awards expected to vest based on the probability of attainment of the performance condition for each separately vesting portion of the award.
Beginning in fiscal year 2018, the Company granted 215,857 performance-based restricted stock units that have a pre-defined market condition and service condition. These grants are accounted for as equity awards. The market condition is determined based upon the Company’s total stockholder return ("TSR") benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over a one, two and three-year performance period (one-third of the awards vesting each performance period). Award recipients must be employed for the entire performance period and be an active employee at the time of vesting. The Company used a Monte Carlo simulation to determine the grant-date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The grant-date fair value per unit of the awards granted in the first quarter of fiscal year 2018 for each one, two and three-year performance period is $38.01, $39.76 and $40.89, respectively. The portion of the awards that vested at the end of fiscal year 2018 reflected a performance achievement of 58.2% of target. At January 28, 2018, the market metrics associated with the outstanding awards issued in fiscal year 2018 is expected to be met at a level which would result in a performance achievement of 58.2% of target.
The following table summarizes the activity for performance-based restricted stock units for fiscal years 2018 and 2017:

		Subject to Share Settlement	Subject to Cash Settlement		Weighted Average Grant Date
(in thousands, except for per share amounts)	Total Units	Units	Units	Recorded Liability	Fair Value (per share)
Balance at January 29, 2017	383	195	188	$1,677	22.31
Performance units granted	216	216	—		39.55
Performance units vested	(42)	(42)	—	—	38.01
Performance units cancelled/forfeited	(194)	(114)	(80)		30.07
Change in liability		—		4,791
Balance at January 28, 2018	363	255	108	$6,468	$26.58
The liability associated with performance-based restricted stock units increased by $4.8 million in fiscal year 2018 due to the re-measurement adjustments and changes in the expected performance results. The aggregate unrecognized compensation as of January 28, 2018 is $5.9 million which will be recognized over 1.2 years.

Market Performance Restricted Stock Units. On February 26, 2014, the Company granted its CEO restricted stock units with a market performance condition. The award is eligible to vest during the period commencing February 26, 2014 and ending February 26, 2019 (the "Performance Period") as follows: 30% of the restricted stock units covered by the award will vest if, during any consecutive 120 calendar day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $35.00 ("Tranche 1") and the award will vest in full if, during any consecutive 120 calendar day period that commences and ends during the Performance Period, the average per-share closing price of the Company’s common stock equals or exceeds $40.00 ("Tranche 2"). The award will also vest if a majority change in control of the Company occurs during the Performance Period and, in connection with such event, the Company’s stockholders become entitled to receive per-share consideration having a value equal to or greater than $40.00. The fair value of the awards was determined to be $17.26 and $14.88 for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model. These awards were fully expensed prior to fiscal year 2018.

The following tables summarize the assumptions used in the Monte Carlo simulation model to determine the fair value of restricted stock units granted in fiscal year 2015 for both Tranche 1 and Tranche 2.

	January 25, 2015
	Tranche 1	Tranche 2
Expected life, in years	1.6	2.1
Estimated volatility	34%	34%
Dividend yield	—%	—%
Risk-free interest rate	1.5%	1.5%
Weighted average fair value on grant date	$17.26	$14.88
The following table summarizes the activity for the market performance restricted stock units for the fiscal year ended January 28, 2018:

(in thousands, except for per share amounts)	Total Units	Weighted Average Grant Date Fair Value (per unit)
Balance at January 29, 2017	220	$15.59
Market performance units granted	—	—
Market performance units vested	(66)	17.26
Market performance units cancelled/forfeited	—	—
Balance at January 28, 2018	154	$14.88

Restricted Stock Units, Employees. The Company grants restricted stock units to employees which are expected to be settled with shares of the Company's common stock. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and recognized as an expense over the requisite vesting period (typically 4 years).

(in thousands, except for per share amounts)	Restricted Stock Units, Stock Grants, and Stock Units			Performance Shares (1)
	2018	2017	2016	2018	2017	2016
Units granted	983	1,228	1,032	216	231	235
Weighted-average grant date fair value	36.96	22.12	20.79	39.55	17.51	28.60
(1) Restricted stock units granted includes awards that will be cash settled of 0 units in fiscal year 2018, 115,500 units in fiscal year 2017, and 90,500 units in fiscal year 2016.
The following table is a summary of the status of non-vested restricted stock unit awards as of January 28, 2018 and changes during the year.

	Restricted Stock Units, Stock Grants, and Stock Units		Performance Shares
(in thousands, except for per share amounts)	Shares	Weighted Average Grant Date Fair Value (per unit)	Shares	Weighted Average Grant Date Fair Value (per unit)
Nonvested at January 29, 2017	2,141	$22.54	383	$22.31
Granted	983	$36.96	216	$39.55
Vested	(792)	$23.41	(42)	$38.01
Forfeited	(157)	$27.03	(194)	$30.07
Nonvested at January 28, 2018	2,175	$28.42	363	$26.58
The aggregate unrecognized compensation for the non-vested restricted stock units and performance shares as of January 28, 2018 is $47.5 million and $5.9 million, respectively, which will be recognized over 2.3 and 1.2 years, respectively.

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
As of January 28, 2018, the total number of vested but unsettled restricted stock units for non-employee directors is 197,313. As of January 28, 2018, $7.5 million of the liability associated with these awards is included in "Other long-term liabilities" within the Balance Sheets.

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

Modification of Awards. On December 19, 2014 and August 17, 2015, the Company modified the equity awards of certain executive officers by providing for the acceleration of vesting upon termination of their employment in certain circumstances in connection with a change in control of the Company. The awards are not considered probable of vesting and the Company will continue to evaluate the probability going forward. These modifications impacted the stock awards of 12 executive employees and resulted in no incremental compensation cost for the fiscal year ended January 28, 2018 since it is not considered probable as of this date that a change of control will occur.

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
The underlying Warrant Shares issued to Comcast in fiscal year 2017, which amounted to 978 shares at a weighted average grant date fair value of $27.74, had aggregate unrecognized compensation of $20.6 million as of January 28, 2018. During fiscal year 2018, 109,000 shares underlying the Warrant vested and such portion of the Warrant for the underlying 109,000 shares has been exercised. The Warrant has a contractual life of seven years. Given the nominal exercise price of the Warrant Share, the Company valued the awards using the closing price of the Company’s stock on the measurement date for shares that have vested and the fair value on the Balance Sheets date for the other shares.

Note 12: Income Taxes
The Company's regional income before income taxes is as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2018	January 29, 2017	January 31, 2016
Domestic	$(14,421)	$(19,602)	$(5,636)
Foreign	74,292	92,662	26,015
Total	$59,871	$73,060	$20,379
The provision for taxes consists of the following:

	Fiscal Year Ended
(in thousands)	January 28, 2018	January 29, 2017	January 31, 2016
Current tax provision
Federal	$2,108	$—	$—
State	—	—	—
Foreign	13,442	16,034	8,709
Subtotal	15,550	16,034	8,709
Deferred tax provision (benefit)
Federal	7,701	107	6,679
State	—	—	(96)
Foreign	(60)	2,258	(6,410)
Subtotal	7,641	2,365	173
Provision for taxes	$23,191	$18,399	$8,882
The provision for taxes reconciles to the amount computed by applying the statutory federal rate to income before taxes as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2018	January 29, 2017	January 31, 2016
Federal income tax at statutory rate	$20,222	$25,571	$7,133
State income taxes, net of federal benefit	(159)	—	(7)
Foreign taxes at rates less than federal rates	(8,698)	(12,074)	(62)
Tax credits generated	(3,278)	(2,864)	(3,598)
Changes in valuation allowance	(41,911)	5,578	1,847
Non-taxable gain on sale	—	(2,978)	—
Changes in uncertain tax positions	1,538	1,047	1,009
Deemed dividends	299	266	276
Equity compensation	(8,333)	2,553	2,529
Permanent differences	264	448	28
Deferred tax provision - indefinite life intangibles	—	—	5,670
Triune Earn-out	—	—	(5,670)
Revaluation of deferred tax assets and liabilities	—	—	334
Impact of US tax reform (1)	65,442	—	—
Other	(2,195)	852	(607)
Provision for taxes	$23,191	$18,399	$8,882
(1) Impact of US tax reform includes $2.6 million of benefit from remeasurement of deferreds, $0.4 million of expense due to change in permanent reinvestment assertion net of foreign tax credits generated, and $66.5 million of expense due to the estimated impact of the transition tax, net of foreign tax credits generated. The transition tax, net of previously fully valued deferreds results in a total estimated current income tax payable of $1.1 million.

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

The Tax Cuts and Jobs Act of 2017
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act is generally effective January 1, 2018, U.S. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.
As a result of the impact of the Tax Act, the SEC provided guidance (Staff Accounting Bulletin 118 (“SAB 118”)) that allows public companies to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of January 28, 2018, the Company has not completed the accounting for the tax effects of the Tax Act. Therefore, the Company has recorded provisional amounts for the effects of the Tax Act, including but not limited to, the following primary impacts of the Tax Act: re-measurement of deferred tax assets and liabilities and the estimated calculation of the one-time mandatory transition tax on undistributed earnings of foreign affiliates.
Corporate Tax Rate Change: For the year ended January 28, 2018, the Company recorded an income tax benefit of approximately $2.6 million due to the decrease in the corporate tax rate from 35% to 21% and resulting re-measurement of the Company’s indefinite-lived deferred tax liability.
Mandatory Transition Tax: For the year ended January 28, 2018, the Company recorded a provisional income tax expense of $2.1 million (net of valuation allowance) due to the imposition of the mandatory transition tax on the deemed repatriation of undistributed foreign earnings. In connection with this expense, the Company has estimated that it will utilize approximately $78.4 million of tax attributes, resulting in a current tax liability of $1.1 million. The Tax Act imposes a one-time tax on undistributed and previously untaxed post-1986 foreign earnings and profits, as determined in accordance with U.S. tax principles, of certain foreign corporations owned by U.S. shareholders. The mandatory transition tax is imposed at a rate of 15.5% to the extent of the cash and cash equivalents that are held by the foreign affiliates at certain testing dates; the remaining earning and profits are taxed at a rate of 8.0%. In accordance with the Tax Act, the Company will elect to pay the mandatory transitional tax liability during fiscal 2019. The Company has recorded a provisional amount because there is limited information from federal and state taxing authorities regarding the application and interpretation of the recently enacted legislation. The Company will disclose the impact to the provisional amount in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the Tax Act.
Undistributed Foreign Earnings: Prior to the enactment of the Tax Act, with few exceptions, U.S. federal income and foreign withholding taxes had not been provided on the excess of the amount for financial reporting over the tax basis of investments in the Company’s foreign subsidiaries that were essentially permanent in duration. With the enactment of the Tax Act, all post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Not withstanding the U.S. taxation of these amounts, the Company has determined that $453.6 million of foreign earnings will continue to be reinvested indefinitely outside of the U.S. As a result, the Company has not provided any tax on these amounts because the Company believes that it currently has the ability to keep those earnings indefinitely invested and the Company has specific plans for reinvestment of these undistributed foreign earnings. In connection with the enactment of the Act, the Company has determined it will remit approximately $240.0 million of foreign earnings in the foreseeable future, and as a result, has established a deferred income tax liability for the withholding tax that will be due upon distribution of these earnings.
Global Intangible Low Taxed Income: In addition to the changes described above, the Tax Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is still subject to interpretation and additional clarifying guidance is expected, but is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. The Company is continuing to evaluate the impact of the GILTI provisions on our domestic valuation allowance, if any.  We do not currently have all the information necessary to complete this analysis, and, as such, have not adjusted our valuation allowance analysis in the current fiscal year to reflect the impact of the GILTI provisions. In accordance with guidance issued by the FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.
The components of the net deferred income tax assets and liabilities at January 28, 2018 and January 29, 2017 are as follows:

(in thousands)	January 28, 2018	January 29, 2017
Non-current deferred tax asset:
Deferred revenue	$—	$6,229
Inventory reserve	2,406	3,096
Bad debt reserve	659	645
Accrued service fees	306	—
Foreign tax credits	9,987	—
Research credit carryforward	11,707	25,770
NOL carryforward	8,326	42,870
Payroll and related accruals	7,344	12,556
Share-based compensation	9,282	5,524
Foreign pension deferred	477	727
Other deferred assets	1,847	5,918
Valuation allowance	(41,050)	(82,961)
Total non-current deferred tax asset	11,291	20,374
Non-current deferred tax liabilities:
Inventory reserve - foreign	—	—
Goodwill and other intangibles	(5,844)	(12,534)
Property, plant and equipment	(4,955)	(7,483)
Repatriation of foreign earnings	(10,427)	—
Other non-current deferred tax liabilities	(511)	(1,745)
Total non-current deferred tax liabilities	(21,737)	(21,762)
Net deferred tax assets (liabilities)	$(10,446)	$(1,388)
As of January 28, 2018, the Company had federal and state net operating loss carryforwards of $0.0 million and $111.4 million, respectively, which, subject to certain limitations, are available to offset future taxable income through fiscal year 2038. The Company does not expect these changes in control limitations to significantly impact its ability to utilize these attributes.
In the first quarter of fiscal year 2018, the Company adopted FASB ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). Under the amended guidance, all excess tax benefits and tax deficiencies will be recognized in the Statements of Income as they occur. This replaced the previous guidance, which requires tax benefits that exceed compensation cost ("windfalls") to be recognized in additional paid in capital. It also eliminates the need to maintain a windfall pool, and removes the requirement to delay recognizing a windfall until it reduces current taxes payable. Using the modified retrospective adoption method, in the first quarter of fiscal year 2018, the Company recognized deferred tax assets of $8.4 million for the windfall tax benefits and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets.
As of January 28, 2018, the Company had gross federal and state research credits available of approximately $6.3 million and $14.6 million, respectively, which are available to offset taxable income. These credits will expire between fiscal years 2032 through 2038. The Company also had gross Canadian research credits available of approximately $11.6 million. These credits will expire between fiscal years 2029 and 2038.
As of January 28, 2018 and January 29, 2017, the Company had approximately $30.6 million and $81.6 million of net deferred tax assets, respectively, the majority of which are in the U.S. and Canada. The Company has recorded valuation allowances of $41 million and $83 million against its deferred tax assets at January 28, 2018 and January 29, 2017, respectively, based on the Company's assessment of its ability to utilize its deferred tax assets. The valuation allowances established relate to all U. S. and state deferred tax assets, for which the Company has determined that it is more likely than not that a benefit will not be realized. In considering in whether a valuation allowance was required for our U.S. deferred income tax assets, the Company considered all available positive and negative evidence. Positive evidence considered included reversing taxable temporary differences. Negative evidence considered included the cumulative taxable losses in the U.S. recorded during the three year period ended January 29, 2018, on both an annual and cumulative basis.
Based on the weight of all available evidence, we concluded that the negative evidence outweighed the positive evidence and that it was more likely than not that the U.S. federal and state deferred tax assets that cannot be realized through the reversal of taxable temporary differences would not be realized. As a result, we have established a full valuation allowance against the deferred tax assets in the U.S. that will not be realized through the reversal of taxable temporary differences.
Changes in the valuation allowance for the three years ended January 28, 2018 are summarized in the table below:

	Fiscal Year Ended
(in thousands)	January 28, 2018	January 29, 2017	January 31, 2016
Beginning balance	$82,961	$77,383	$75,536
Additions	74	5,578	9,055
Releases	(41,985)	—	(7,208)
Ending balance	$41,050	$82,961	$77,383

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2018	January 29, 2017
Beginning balance	$11,452	$10,567
Additions based on tax positions related to the current year	5,789	1,005
Reductions for tax positions of prior years, net	(1,182)	(120)
Ending balance	$16,059	$11,452
Included in the balance of gross unrecognized tax benefits at January 28, 2018 and January 29, 2017, are $3.9 million and $9.3 million, respectively, of net tax benefits (after federal impact of state items) that, if recognized, would impact the effective tax rate.
The liability for UTP is reflected on the Balance Sheets as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2018	January 29, 2017
Deferred tax assets - non-current	$12,135	$9,309
Accrued liabilities	—	—
Other long-term liabilities	3,924	2,143
Total accrued taxes	$16,059	$11,452
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the Statements of Income. Since the Company has sufficient net operating losses and research and development ("R&D")

credit carryforwards, there would be no cash tax liability, and therefore no additional penalties or interest accrued during fiscal year 2018. The Company had approximately $0.0 million and $0.3 million of net interest and penalties accrued at January 28, 2018 and January 29, 2017, respectively.
Tax years prior to 2013 (the Company’s fiscal year 2014) are generally not subject to examination by the Internal Revenue Service ("IRS") except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. For state returns, the Company is generally not subject to income tax examinations for years prior to 2012 (the Company’s fiscal year 2013). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2017. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 13: Commitments and Contingencies
Leases
The Company leases facilities and certain equipment under operating lease arrangements expiring in various years through fiscal year 2027. The aggregate minimum annual lease payments under leases in effect on January 28, 2018 are as follows:
Minimum Annual Lease Payments

(in thousands)
Fiscal Year Ending:
2019	$4,693
2020	4,002
2021	3,401
2022	1,305
2023	601
Thereafter	41
Total minimum lease commitments	$14,043
Rent expense was $5.9 million, $6.7 million and $7.7 million for fiscal years 2018, 2017 and 2016, respectively. The Company received $141,000, $131,000 and $135,000 of sub-lease income in fiscal years 2018, 2017 and 2016, respectively.

Unconditional Purchase Commitments
The following table shows the Company’s open capital commitments and other open purchase commitments for the purchase of plant, equipment, raw material, supplies and services:

(in thousands)	Less than 1 year	1-3 years	Total
Open capital purchase commitments	$7,877	$—	$7,877
Other open purchase commitments	56,771	1,771	58,542
Total purchase commitments	$64,648	$1,771	$66,419

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
The Company’s currently pending legal matters of note are discussed below:

Environmental Matters
The Company vacated a former facility in Newbury Park, California in 2002, but continues to address groundwater and soil contamination at the site.
The Company’s efforts to address site conditions have been at the direction of the Los Angeles Regional Water Quality Control Board (“RWQCB”). In October 2013, an order was issued including a scope of proposed additional site work, monitoring, and proposed remediation activities. The Company filed appeals of the October 2013 order seeking reconsideration by the RWQCB and review by the State Water Resources Control Board ("SWRCB") of the removal of two other potentially responsible parties, and seeking clarification of certain other factual findings. In April 2015, the RWQCB denied the Company’s request to name the two other potentially responsible parties to the order, but did correct certain findings of fact identified by the Company in its petition for reconsideration. The SWRCB has not yet ruled on the Company’s petition for review of the RWQCB’s action as the petition was filed with a request it be held in abeyance.
The Company has been complying with RWQCB orders and direction, and is implementing an approved remedial action plan (prepared by an environmental firm retained by the Company) addressing the cleanup of soil, groundwater, and soil vapor at the site.
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company continues to estimate the range of probable loss between $4.4 million and $7.2 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.

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

Retirement Plans
The Company contributed $1.3 million, $1.2 million and $1.3 million, respectively, in fiscal years 2018, 2017 and 2016 to the 401(k) retirement plan maintained for its employees based in the U.S.
In addition, the Company also contributed $0.8 million, $1.0 million and $1.1 million in fiscal years 2018, 2017 and 2016 to a defined contribution plan for its employees in Canada.

The Company has a defined benefit pension plan for the employees of its Swiss subsidiary (the "Swiss Plan"). The Swiss Plan is a multiple-employer plan that provides government mandated retirement, death and disability benefits. Under the Swiss Plan, the Company and its employees make government mandated minimum contributions. Minimum contributions are based on the respective employee’s age, salary, and gender. As of January 28, 2018, the Swiss Plan had an unfunded net pension obligation of approximately $4.3 million, plan assets of approximately $25.5 million, and a projected benefit obligation of approximately $29.8 million. Net periodic pension expense and contributions made by the Company for fiscal year 2018 were $0.6 million and $0.9 million, respectively. The entire pension liability has been classified as non-current because the current portion of the liability is not material.
Although the Swiss Plan originated in prior years, the Company accounted for the Swiss Plan in accordance with ASC 715-30 Defined Benefit Plans - Pensions starting in 2017. The Company evaluated the impact of not recording the net pension obligation in the Balance Sheets and corresponding charges in net income and total comprehensive income in the Statements of Income and Statements of Comprehensive Income in the historical periods presented, and concluded that the effect was immaterial. The Company corrected the immaterial error in fiscal year 2017 by recording an out of period expense, computed as of February 1, 2016, resulting in a decrease of $1.4 million in net income, an increase in the pension obligation of $5.8 million, an increase in deferred income tax assets of $1.3 million, and a decrease to accumulated other comprehensive income of $3.1 million.

Deferred Compensation
The Company maintains a deferred compensation plan for certain officers and key executives that allow participants to defer a portion of their compensation for future distribution at various times permitted by the plan. This plan provides for a discretionary Company match up to a defined portion of the employee’s deferral, with any match subject to a vesting period.
Under this plan, the Company incurred an expense, net of forfeitures, of $6.0 million and $4.3 million in the fiscal years ended 2018 and 2017, respectively, and a benefit, net of forfeitures, of $0.8 million in fiscal year 2016.
The Company’s liability for the deferred compensation plan is presented below:

(in thousands)	January 28, 2018	January 29, 2017
Accrued liabilities	$2,333	$1,732
Other long-term liabilities	28,197	22,322
Total deferred compensation liabilities under this plan	$30,530	$24,054
The Company has purchased whole life insurance on the lives of certain current deferred compensation plan participants. This Company-owned life insurance is held in a grantor trust and is intended to cover a majority of the Company’s costs of the deferred compensation plan. The cash surrender value of the Company-owned life insurance was $22.3 million and $18.9 million as of January 28, 2018 and January 29, 2017, respectively, and is included in "Other assets" on the Balance Sheets.

Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period ("Cycleo Defined Earn-out Period"). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Earn-out of $5.5 million and $6.1 million as of January 28, 2018 and January 29, 2017, respectively, of which $2.0 million is expected to be paid within twelve months.
Pursuant to the terms of the Triune Earn-out with the former members of Triune ("Triune Earn-out Beneficiaries"), which the Company acquired on March 4, 2015, the Company could have potentially made payments totaling up to approximately $70.0 million based on achievement of certain net revenue targets measured at each fiscal year end, starting with fiscal year 2016 and ending in fiscal year 2018. An additional payment of up to $16.0 million may be made based upon a combination of cumulative revenue and contribution margin targets measured from the acquisition date through the end of the Company’s fiscal year 2018. For certain of the Triune Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Triune Earn-out targets for fiscal years 2017 and 2016 were not met and the Company does not expect the fiscal year 2018 targets to be achieved. Refer to Note 5 for additional discussion regarding fair value measurements.
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
A summary of earn-out liabilities, included in "Accrued liabilities" and "Other long-term liabilities", by classification follows:

	Balance at January 28, 2018			Balance at January 29, 2017
(in thousands)	AptoVision	Cycleo	Total	AptoVision	Cycleo	Total
Compensation expense	$—	$4,408	$4,408	$—	$4,576	$4,576
Not conditional upon continued employment	21,000	668	21,668	—	949	949
Interest expense	—	444	444	—	543	543
Total liability	$21,000	$5,520	$26,520	$—	$6,068	$6,068

Amount expected to be settled within twelve months	$8,900	$2,008	$10,908
Amount settled during fiscal year 2018	$—	$1,580	$1,580

Note 14: Concentration of Risk
Significant Customers
Sales to the Company’s customers are generally made on open account, subject to credit limits the Company may impose, and the receivables are subject to the risk of being uncollectible.
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Fiscal Year Ended
(percentage of net sales)	January 28, 2018	January 29, 2017	January 31, 2016
Arrow Electronics (and affiliates)	11%	10%	9%
Trend-tek Technology Ltd (and affiliates)	10%	10%	7%
Samsung Electronics (and affiliates)	8%	7%	7%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	6%	4%	3%
(1) Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The Company did not have any customer that accounted for at least 10% of total net receivables as of January 28, 2018 or January 29, 2017.
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Israel and Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. For fiscal year 2018, approximately 20% of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and this percentage could be higher in future periods. For fiscal years 2017 and 2016, approximately 25% and 28% of the Company’s silicon in terms of cost of wafers was supplied by this third-party foundry in China, respectively.
In fiscal year 2018, authorized distributors accounted for approximately 66% of the Company’s net sales. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For fiscal year 2018, our two largest distributors were based in Asia.

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
Net sales by segment are as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2018	January 29, 2017	January 31, 2016
Semiconductor Products Group	$587,847	$544,067	$485,570
All others	—	205	4,649
Total	$587,847	$544,272	$490,219
Income by segment and reconciliation to consolidated operating income:

	Fiscal Year Ended
(in thousands)	January 28, 2018	January 29, 2017	January 31, 2016
Semiconductor Products Group	$160,810	$126,271	$83,422
All others	—	23,406	(3,670)
Operating income by segment	160,810	149,677	79,752
Items to reconcile segment operating income to consolidated income before taxes
Share-based compensation	47,936	30,828	20,468
Intangible amortization	27,867	25,301	25,059
Changes in the fair value of contingent earn-out obligations	3,892	(215)	(16,362)
Other non-segment related expenses	12,189	7,455	19,067
Amortization of fair value adjustments related to acquired property, plant and equipment	190	2,227	1,521
Interest expense, net	7,963	9,300	7,819
Non-operating expense, net	902	1,721	1,801
Income before taxes	$59,871	$73,060	$20,379

Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis for all periods.

	Fiscal Year Ended
(in thousands, except percentages)	January 28, 2018		January 29, 2017		January 31, 2016
Signal Integrity	$263,015	45%	$258,824	47%	$221,185	46%
Protection	176,482	30%	149,865	28%	138,674	28%
Wireless and Sensing	117,596	20%	81,657	15%	70,712	14%
Power and High-Reliability	46,973	8%	59,117	11%	54,999	11%
Systems Innovation	—	—%	205	—%	4,649	1%
Other: Warrant Shares	(16,219)	(3)%	(5,396)	(1)%	—	—%
Total Net Sales	$587,847	100%	$544,272	100%	$490,219	100%
The cost of the Warrant granted is recognized as an offset to net sales over the respective performance period (see Note 11 for discussion regarding Share-Based Compensation).
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Sales activity by geographic region is as follows:

	Fiscal Year Ended
(in thousands, except percentages)	January 28, 2018		January 29, 2017		January 31, 2016
Asia-Pacific	$439,342	75%	$412,167	76%	$358,480	74%
North America	121,144	21%	94,123	17%	46,152	9%
Europe	43,580	7%	43,378	8%	85,587	17%
Other: Warrant Shares	(16,219)	(3)%	(5,396)	(1)%	—	—%
Total Net Sales	$587,847	100%	$544,272	100%	$490,219	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total sales for at least one of the periods presented:

	Fiscal Year Ended
(percentage of total net sales)	January 28, 2018	January 29, 2017	January 31, 2016
China (including Hong Kong)	51%	48%	47%
United States	9%	9%	12%
Total Net Sales	60%	57%	59%
Long-lived Assets
Long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation and classified by location are summarized as follows:

	Fiscal Year Ended
(in thousands)	January 28, 2018	January 29, 2017
United States	$48,289	$50,747
Rest of North America	34,941	30,435
Europe	9,752	8,821
Asia and all others	31,624	18,907
Total	$124,606	$108,910
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
The net book value of equipment and machinery that are consigned to multiple foundries in China is $15.4 million and $5.1 million as of January 28, 2018 and January 29, 2017, respectively. The net book value of equipment and machinery that are consigned to a foundry in Malaysia is $6.1 million and $2.3 million as of January 28, 2018 and January 29, 2017, respectively.

Note 16: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure, which resulted in restructuring expense of $6.3 million, $2.3 million and $4.5 million in fiscal years 2018, 2017 and 2016, respectively.
Restructuring related liabilities are included in "Accrued liabilities" within the Balance Sheets as of January 28, 2018 and January 29, 2017, respectively. Restructuring charges are presented in "Selling, general and administrative" within the Statements of Income.
Activity under the restructuring plans is summarized in the following table:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 25, 2015	$282	$—	$282
Charges	4,526	—	4,526
Cash payments	(4,466)	—	(4,466)
Reclassifications	—	—	—
Balance at January 31, 2016	342	—	342
Charges	2,282	—	2,282
Cash payments	(2,611)	—	(2,611)
Balance at January 29, 2017	13	—	13
Charges	5,615	686	6,301
Cash payments	(1,565)	—	(1,565)
Balance at January 28, 2018	$4,063	$686	$4,749

Note 17: Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the fiscal years listed below:

	Fiscal Year Ended
	January 28, 2018		January 29, 2017		January 31, 2016
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the stock repurchase program	442,607	$14,849	39,024	$1,005	2,681,476	$57,311
Total treasury shares required	442,607	$14,849	39,024	$1,005	2,681,476	$57,311
As of January 28, 2018, the Company had repurchased $151.4 million in shares of its common stock under the program since its inception and the remaining authorization under the program was $47.0 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 18: Derivatives and Hedging Activities
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
At January 28, 2018, the Company had no outstanding foreign exchange contracts.
These contracts met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of "Accumulated other comprehensive loss" within the Balance Sheets. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income or loss ("AOCI") until the hedged item is recognized in "Selling, general and administrative" ("SG&A") expense within the Statements of Income when the underlying hedged expense is recognized. Any ineffective portions of cash flow hedges are recorded in "Non-operating expense, net" within the Statements of Income. The Company presents its derivative assets and liabilities at their gross fair values on the Balance Sheets.
The table below summarizes the carrying values of derivative instruments as of January 29, 2017:

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
The following table summarizes the amount of income recognized from derivative instruments for the fiscal years ended January 28, 2018 and January 29, 2017 as well as the line items within the accompanying Statements of Income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
(in thousands)	January 28, 2018	January 29, 2017		January 28, 2018	January 29, 2017		January 28, 2018	January 29, 2017
Sell USD/Buy CHF Forward Contract	$—	$(6)	SG&A	$—	$6	SG&A	$—	$(1)
Sell USD/Buy CAD Forward Contract	841	1,100	SG&A	(841)	(1,100)	SG&A	4	5
Sell USD/Buy GBP Forward Contract	364	(508)	SG&A	(690)	834	SG&A	—	(4)
	$1,205	$586		$(1,531)	$(260)		$4	$—
The amount of losses and gains, respectively, related to the effective portion of derivative instruments designated as cash flow hedges included in AOCI within the Balance Sheets as of January 28, 2018 and January 29, 2017 was $0.3 million and $0.3 million.

Note 19: Selected Quarterly Financial Data (Unaudited)
The following tables set forth the Company’s Statements of Income data for each of the eight quarterly periods ended January 28, 2018, as well as that data expressed as a percentage of the Company’s net sales for the quarters presented. The sum of quarterly per share amounts may differ from year to date amounts due to rounding. In the third quarter of fiscal year 2017, the Company recognized a gain of $25.5 million on the disposition of assets related to the divestiture of Snowbush IP to Rambus. This gain is presented in "Operating income."
Selected Quarterly Financial Data (Unaudited)

	Fiscal Year 2018				Fiscal Year 2017
	Quarters Ended				Quarters Ended
(in thousands, except per share amounts)	January 28, 2018	October 29, 2017	July 30, 2017	April 30, 2017	January 29, 2017	October 30, 2016	July 31, 2016	May 1, 2016
Net sales	$140,614	$150,304	$153,127	$143,802	$140,031	$137,185	$135,911	$131,145
Gross profit	85,401	89,419	92,236	84,915	83,498	81,065	81,775	78,524
Operating income	14,009	17,579	18,892	18,256	15,288	39,099	16,427	13,267
Net (loss) income	$(1,297)	$13,338	$12,564	$11,821	$8,020	$30,776	$8,978	$6,887
Earnings per share:
Basic	$(0.02)	$0.20	$0.19	$0.18	$0.12	$0.47	$0.14	$0.11
Diluted	$(0.02)	$0.20	$0.19	$0.18	$0.12	$0.46	$0.14	$0.11
Weighted average number of shares used in computing earnings per share:
Basic	66,310	66,194	65,763	65,839	65,716	65,549	65,299	65,144
Diluted	66,310	67,817	67,470	67,376	66,757	66,206	65,905	65,552

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the CEO and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of January 28, 2018. Based on that evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management has concluded that as of January 28, 2018 the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the consolidated financial statements included in this report, and has audited our internal control over financial reporting as of January 28, 2018 as stated in their report included below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Semtech Corporation
Camarillo, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Semtech Corporation and subsidiaries (the "Company") as of January 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 28, 2018, of the Company and our report dated March 22, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 22, 2018

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We have adopted a written Code of Conduct that applies to everyone in the Company, including our CEO, CFO and Controller. Our Code of Conduct serves as our written code of ethics for those officers, and for persons performing similar functions. Our current Code of Conduct is incorporated in this Annual Report on Form 10-K for fiscal year 2018 as Exhibit 14. The Code of Conduct is also available at the Corporate Governance section of the Investors page on our website at www.semtech.com. Alternatively, you can request a copy of the Code of Conduct free of charge by sending a written request to the Company’s Secretary at 200 Flynn Road, Camarillo, CA 93012. If we make any substantive amendments to the Code of Conduct or grant any waiver, including an implicit waiver, from the Code of Conduct to our CEO, CFO or Controller, we will within four business days of the event disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.
The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption "Proposal 1: Election of Directors" in our Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 14, 2018, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.
The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement relating to our annual meeting of stockholders, to be held on June 14, 2018, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated by reference thereto.

Item 11.	Executive Compensation
The information required under this item will appear under the captions "Director Compensation," "Compensation Discussion and Analysis", "Executive Compensation" and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 14, 2018, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will appear under the captions "Beneficial Ownership of Securities," "Securities Authorized for Issuance under Equity Compensation Plans" and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 14, 2018, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will appear under the captions "Election of Directors (Proposal Number 1)" "Corporate Governance, Transactions with Related Parties" and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 14, 2018, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services
The information required under this item will appear under the captions "Independent Accountant Fees," and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services" and related discussion and disclosure thereto, in the Definitive Proxy Statement relating to our annual meeting of stockholders to be held on June 14, 2018, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

SCHEDULE II
SEMTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 28, 2018

Total of Accounts Receivable and Other Sales Allowances	Balance at Beginning of Year	Charged (Reversal) to Costs and Expenses	Deductions	Balance at End of Year
Year ended January 31, 2016	$3,523,148	$5,154,545	$(884,894)	$7,792,799
Year ended January 29, 2017	$7,792,799	$951,612	$(514,436)	$8,229,975
Year ended January 28, 2018	$8,229,975	$11,365,813	$(10,506,484)	$9,089,304

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
Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on November 16, 2016

10.3	*	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010

10.4	*	Employment Offer Letter to Mohan Maheswaran, accepted as of March 12, 2006	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2006

10.5	*	Letter Agreement, dated as of February 27, 2014, by and between the Company and Mohan Maheswaran	Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 28, 2014

10.6	*	Letter Agreement, dated as of December 19, 2014, by and between the Company and Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.7	*	Employment Offer Letter to Emeka Chukwu, accepted as of November 11, 2006	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.8	*	Memo to Emeka Chukwu, dated April 5, 2007	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.9	*	Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.10	*	Form of Participation Agreement under the Semtech Corporation Executive Change in Control Retention Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 22, 2014

10.11	*	Letter Agreement dated as of August 17, 2015 by and between Semtech Canada Corporation and Gary M. Beauchamp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2015

10.12	*	Amended Semtech Corporation Executive (non-CEO) Bonus Plan, as amended and restated on November 15, 2017	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2017

10.13	*	Semtech Corporation Chief Executive Officer Bonus Plan, as amended and restated on November 15, 2017	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2017

10.14	*	The Company’s Non-Director and Non-Executive Officer Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended October 29, 2006

10.15	*	The Company’s Long-Term Stock Incentive Plan, as amended and restated	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007

10.16	*	Form of Long-Term Stock Incentive Plan Option Award Certificate	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 12, 2007

10.17	*	Form of Long-Term Stock Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2008

10.18	*	Semtech Corporation 2008 Long-Term Equity Incentive Plan	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2008

10.19	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Certificate for Non-Employee Directors	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.20	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Stock Unit Award Certificate for Non-Employee Directors	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.21	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Restricted Stock Award Certificate for Non-Employee Directors	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.22	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Employee Option Award Certificate	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 1, 2008

10.23	*	Form of Semtech Corporation 2008 Long-Term Equity Incentive Plan Option Award Agreement for Non-Employee Directors	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2011

10.24	*	Restricted Stock Award Agreement dated March 29, 2010 with respect to time-based restricted stock award to Mohan Maheswaran	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2010

10.25	*	CEO Performance Restricted Stock Unit Award Certificate dated February 26, 2014	Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 28, 2014

10.26	*	Semtech Corporation 2009 Long-Term Equity Inducement Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2009

10.27	*	Form of Semtech Corporation 2009 Long-Term Equity Inducement Plan Award Agreements (Time-Based Vesting)	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010

10.28	*	Restricted Stock Unit Award Agreement Cycleo Acquisition	Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2012

10.29	*	Semtech Corporation 2007 SMI Assumed Plan	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-163780, filed on December 16, 2009

10.30	*	Semtech Corporation 2013 Long-Term Equity Incentive Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013

10.31	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Ownership Grants	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.32	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Stock Unit Award Agreement	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.33	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees in Switzerland	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.34	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Certificate for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.35	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Deferred)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.36	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (Non-Deferred)	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2016

10.37	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Stock Option Award Agreement for Employees	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.38	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Employees	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016

10.39	*	Form of Semtech Corporation 2013 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2017

10.40	*	Adoption Agreement adopting The Executive Nonqualified "Excess" Plan (known as the Semtech Executive Compensation Plan) as amended and restated effective January 1, 2005	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2007

10.41	*	Amended and Restated Plan Document for The Executive Nonqualified "Excess" Plan (known as the Semtech Executive Compensation Plan), effective January 1, 2005	Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2007

10.42		Trust Agreement dated as of January 1, 2004 between Semtech Corporation and Bankers Trust Company, as Trustee, related to the Semtech Executive Compensation Plan	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2004

10.43	*	Semtech Nonqualified Executive Compensation Plan Adoption Agreement and Plan Document, as amended and restated effective October 12, 2007	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011

10.44		Semtech Corporation Executive Stock Ownership Guidelines	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016

10.45		Semtech Corporation Director Stock Ownership Guidelines	Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 1, 2008

10.46	*	Policy Regarding Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2015

10.47	*	Semtech Corporation 2017 Long-Term Equity Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2017

10.48	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Executive Ownership Restricted Stock Unit Award Certificate	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.49	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.50	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate (executive form)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.51	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Performance Unit Award Certificate	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.52	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.53	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate - Switzerland Employees	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.54	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (deferred)	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.55	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Non-Employee Director Stock Unit Award Certificate (non-deferred)	Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.56	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Option Award Certificate (non-employee director)	Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

10.57	*	Form of Semtech Corporation 2017 Long-Term Equity Incentive Plan Restricted Stock Unit Award Certificate (rollover award in accordance with acquisition of AptoVision)	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017

14		Semtech Corporation Code of Conduct	Exhibit 14.1 to the Company’s Current Report on Form 8-K filed June 28, 2010

21.1		Subsidiaries of the Company	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith

23.2		Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended.	Filed herewith

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

Semtech Corporation

Date: March 22, 2018	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 22, 2018	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer
Director

Date: March 22, 2018	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 22, 2018	/s/ Rockell N. Hankin
Rockell N. Hankin
Chairman of the Board

Date: March 22, 2018	/s/ Glen M. Antle
Glen M. Antle
Director

Date: March 22, 2018	/s/ James P. Burra
James P. Burra
Director

Date: March 22, 2018	/s/ Bruce C. Edwards
Bruce C. Edwards
Director

Date: March 22, 2018	/s/ Ye Jane Li
Ye Jane Li
Director

Date: March 22, 2018	/s/ James T. Lindstrom
James T. Lindstrom
Director

Date: March 22, 2018	/s/ Carmelo J. Santoro
Carmelo J. Santoro
Director

Date: March 22, 2018	/s/ Sylvia Summers
Sylvia Summers
Director