Form 10-Q
period 2018-04-29
SEMTECH CORP
filed 2018-05-30
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at May 25, 2018: 66,184,781

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 29, 2018

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
Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	fluctuation in the Company’s future results;

•	downturns in the business cycle;

•	rapid decline in the average selling price;

•	reduced demand for the Company’s products, including due to global economic conditions and potential changes in economic policy;

•	business interruptions;

•	the Company’s reliance on a limited number of suppliers and subcontractors for components and materials;

•	potentially insufficient liability insurance if the Company’s products are found to be defective;

•	obsolete inventories as a result of changes in demand and change in life cycles for the Company’s products;

•	the Company’s inability to successfully develop and sell new products;

•	lengthy and expensive product qualification processes without any assurance of product sales;

•	the Company’s products failing to meet industry standards;

•	the Company’s inability to protect intellectual property rights;

•	the Company suffering losses if its products infringe the intellectual property rights of others;

•	the Company’s need to commit resources to product production prior to receipt of purchase commitments;

•	increased business risk resulting from significant business with foreign customers;

•	the Company’s foreign currency exposures;

•	potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries;

•	export restrictions and laws affecting the Company’s trade and investments;

•	the Company's inability to adequately compete against larger, more established entities;

•	increased competition due to industry consolidation;

•	the loss of any one of the Company’s significant customers;

•	volatility of customer demand;

•	termination of a contract by a distributor;

•	sales of our products on the gray market;

•	the Company’s failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	government regulations and other standards, including those that impose operational and reporting requirements;

•	the Company’s failure to comply with applicable environmental regulations;

•	compliance with conflict minerals regulations;

•	increase in the Company’s cost of doing business as a result of having to comply with the codes of conduct of certain of the Company’s customers and suppliers;

•	changes in tax law, including effective tax rates, and review by taxing authorities;

•	taxation of Company sales in non-U.S. jurisdictions;

•	the Company’s limited experience with government contracting;

•	potential government investigations and inquiries;

•	loss of the Company’s key personnel;

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
Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 including, without limitation information under the caption "Risk Factors", in other filings with the Securities and Exchange Commission ("SEC"), and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 29, 2018	April 30, 2017
Net sales	$130,429	$143,802
Cost of sales	58,960	58,887
Gross profit	71,469	84,915
Operating costs and expenses:
Selling, general and administrative	41,406	34,015
Product development and engineering	26,199	25,983
Intangible amortization	6,961	6,286
Loss on disposition of business operations	—	375
Total operating costs and expenses	74,566	66,659
Operating (loss) income	(3,097)	18,256
Interest expense, net	(2,190)	(2,046)
Non-operating income (expense), net	190	(632)
(Loss) income before taxes and equity in net losses of equity method investments	(5,097)	15,578
Provision for taxes	(17,510)	3,757
Net income before equity in net losses of equity method investments	12,413	11,821
Equity in net losses of equity method investments	(31)	—
Net income	$12,382	$11,821
Earnings per share:
Basic	$0.19	$0.18
Diluted	$0.18	$0.18
Weighted average number of shares used in computing earnings per share:
Basic	66,324	65,839
Diluted	68,195	67,376
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 29, 2018	April 30, 2017
Net income	$12,382	$11,821
Other comprehensive income, net:
Unrealized gain on foreign currency cash flow hedges	47	183
Realized gain on foreign currency cash flow hedges	—	(53)
Unrealized gain on convertible debt	—	750
Change in employee benefit plans	(16)	21
Other comprehensive income, net	31	901
Comprehensive income	$12,413	$12,722
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 29, 2018	January 28, 2018
Assets
Current assets:
Cash and cash equivalents	$303,349	$307,923
Accounts receivable, less allowances of $2,710 and $9,089, respectively	65,568	53,183
Inventories	65,458	71,067
Prepaid taxes	12,874	11,809
Other current assets	20,143	17,250
Total current assets	467,392	461,232
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $184,686 and $179,604, respectively	122,469	124,586
Deferred tax assets	24,907	4,236
Goodwill	341,897	341,897
Other intangible assets, net	53,246	60,207
Other assets	88,894	93,618
TOTAL ASSETS	$1,098,805	$1,085,776
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,676	$37,208
Accrued liabilities	54,400	60,832
Deferred revenue	4,973	12,758
Current portion - long-term debt	16,358	15,410
Total current liabilities	114,407	126,208
Non-current liabilities:
Deferred tax liabilities	15,812	14,682
Long term debt, less current portion	206,552	211,114
Other long-term liabilities	68,680	68,759

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 66,140,592 outstanding and 78,136,144 issued and 66,280,129 outstanding, respectively	785	785
Treasury stock, at cost, 11,995,552 shares and 11,856,015 shares, respectively	(268,864)	(251,974)
Additional paid-in capital	438,364	415,056
Retained earnings	524,238	502,346
Accumulated other comprehensive loss	(1,169)	(1,200)
Total stockholders’ equity	693,354	665,013
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,098,805	$1,085,776
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 29, 2018	April 30, 2017
Cash flows from operating activities:
Net income	$12,382	$11,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,453	11,301
Accretion of deferred financing costs and debt discount	136	146
Deferred income taxes	(15,614)	3,151
Share-based compensation and warrant costs	35,516	13,286
(Gain) loss on disposition of business operations and assets	(10)	436
Equity in net losses of equity method investments	31	—
Contingencies	—	(50)
Corporate owned life insurance, net	(254)	248
Changes in assets and liabilities:
Accounts receivable, net	(7,844)	(4,471)
Inventories	5,609	(11,292)
Other assets	(1,098)	3,265
Accounts payable	3,203	(4,147)
Accrued liabilities	(6,852)	(12,536)
Deferred revenue	(180)	299
Income taxes payable	(1,698)	(3,222)
Other liabilities	(751)	2,124
Net cash provided by operating activities	35,029	10,359
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	27	6
Purchase of property, plant and equipment	(4,935)	(5,175)
Purchase of investments	(5,490)	(4,750)
Proceeds from sale of investments	1,601	—
Net cash used in investing activities	(8,797)	(9,919)
Cash flows from financing activities:
Payments of term loans	(3,750)	(3,750)
Payment for employee share-based compensation payroll taxes	(5,769)	(3,467)
Proceeds from exercise of stock options	4,038	1,159
Repurchase of outstanding common stock	(25,325)	(9,966)
Net cash used in financing activities	(30,806)	(16,024)
Net decrease in cash and cash equivalents	(4,574)	(15,584)
Cash and cash equivalents at beginning of period	307,923	297,134
Cash and cash equivalents at end of period	$303,349	$281,550
Supplemental disclosure of cash flow information
Income taxes paid	$648	$1,869
Interest paid	$1,929	$1,809
Non-cash items
Capital expenditures in accounts payable	$2,054	$1,511
Convertible debt	$—	$2,175
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarter of fiscal years 2019 and 2018 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2018. In the opinion of the Company, these interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All intercompany balances have been eliminated. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the interim unaudited consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 28, 2018. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
The Company’s interim unaudited consolidated statements of income are referred to herein as the "Statements of Income." The Company’s interim unaudited consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited consolidated statements of cash flows as the "Statements of Cash Flows."
Segment Information
The Company’s Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker ("CODM") as defined by guidance regarding segment disclosures (see Note 13 for further discussion). Prior to the first quarter of fiscal year 2019, the Company had four operating segments. However as of April 29, 2018, the Company identified three operating segments that aggregate into one reportable segment, the Semiconductor Products Group.
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
Recent Accounting Standards Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification ("ASC") 606), which requires an entity to recognize revenue from the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers.
The Company adopted the standard, effective January 29, 2018, using the modified retrospective transition method which resulted in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The primary change associated with the adoption relates to the Company’s sales to distributors with return or price adjustment rights where the Company will no longer defer revenue until the resale by the distributor to the end customer, but rather, will record revenue at the time control transfers to the distributor. The Company estimated the effects of returns and allowances provided to these distributors. Upon adoption, including the effect of income taxes, opening retained earnings as of January 29, 2018 increased by $11.1 million net, as a result of these changes. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Asset Transfers Other Than Inventory (Topic 740). This accounting standard update is aimed at recognizing the income tax consequences of intra-entity transfers of assets other than inventory when they occur. This removes the exception to postpone the recognition of income tax consequences of intra-entity transfers until the asset has been sold to an outside party. In the first quarter of 2019, the Company adopted ASU 2016-16 using a modified retrospective transition method, resulting in a $1.8 million decrease in retained earnings, a $3.7 million net increase in deferred income tax assets, and a $5.5 million decrease in pre-paid taxes.
Accounting Guidance Issued but Not Adopted as of April 29, 2018
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). This standard addresses narrow issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. Part I addresses the complexity of accounting for certain financial instruments with down round features. Part II addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of pending content in the ASC that results from the indefinite deferral of accounting requirements concerning mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests. The new standard is effective for interim and annual fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.
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

Note 2: Revenue
The Company derives its revenue primarily from the sale of semiconductor products into various end markets. Revenue is recognized when control of these products is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for these products. Control is generally transferred when products are shipped and, to a lesser extent, when the products are delivered. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed and are reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts. The Company includes revenue related to granted technology licenses as part of "Net sales." Historically, revenue from these arrangements has not been significant though it is part of its recurring ordinary business.
The Company determines revenue recognition through the following five steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, performance obligations are satisfied
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
The Company’s revenue contracts generally represent a single performance obligation to sell its products to trade customers. Net sales reflect the transaction prices for contracts, which include units shipped at selling prices reduced by variable consideration. Determination of variable consideration requires judgment by the Company. Variable consideration includes expected sales returns and other price adjustments. Variable consideration is estimated using the expected value method considering all reasonably available information, including the Company’s historical experience and its current expectations, and is reflected in the transaction price when sales are recorded. Sales returns are generally accepted at the Company’s discretion or from distributors with such rights. The Company’s contracts with trade customers do not have significant financing components or non-cash consideration. The Company records net sales excluding taxes collected on its sales to its trade customers.
The Company provides an assurance type warranty which is typically not sold separately and does not represent a separate performance obligation. The Company’s payment terms are generally aligned with shipping terms.
The following presents the amounts by which financial statement line items were affected in the current period due to the adoption of ASC 606 as compared with the guidance that was in effect before the change:

Three Months Ended
Statements of Income	April 29, 2018
(in thousands, except per share amounts)	Increase/(decrease)
Net sales	$4,462
Cost of sales	1,016
Provision for taxes	724
Net income	2,722

Earnings per share:
Basic	$0.04
Diluted	$0.04

Balance Sheets	April 29, 2018
(in thousands)	Increase/(decrease)
Deferred revenue	$(15,737)

Excludes line items that were not materially affected by the Company's adoption of ASC 606. The adoption had no impact to total net cash provided by or used in operating, investing or financing activities in the Statements of Cash Flows.

Contract Modifications:
If a contract is modified, which does not normally occur, changes in contract specifications and requirements must be accounted for. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are to distributor agreements for adding new goods or services that are considered distinct from the existing contract and the change in contract price reflects the standalone selling price of the distinct service.
Disaggregated Revenue:
The Company disaggregates revenue from contracts with customers by types of products and geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to “Note 13: Segment Information” for further information on revenues by product line and geographic region.
Contract Balances:
Accounts receivable represents the Company’s unconditional right to receive consideration from its customer. Contract assets consist of the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The opening and closing contract asset and contract liability balances are not material.
There were no impairment losses recognized on the Company’s accounts receivable and contract assets during the three months ended April 29, 2018. There were no significant changes in the contract assets and the contract liabilities during the three months ended April 29, 2018.
Practical Expedients:
Unsatisfied Performance Obligations: Because all of the Company’s performance obligations relate to contracts with a duration of less than one year, the Company elected to apply the optional exemption provided in ASC 606 and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.
Contract Costs: All incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.
Significant Financing Component: The Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Sales Tax Exclusion from the Transaction Price: The Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.
Shipping and Handling Activities: The Company accounts for shipping and handling activities performed after a customer obtains control of the good as activities to fulfill the promise to transfer the good.

Note 3: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended
(in thousands, except per share amounts)	April 29, 2018	April 30, 2017
Net income	$12,382	$11,821

Weighted average common shares outstanding - basic	66,324	65,839
Dilutive effect of stock options and restricted stock units	1,871	1,537
Weighted average common shares outstanding - diluted	68,195	67,376

Basic earnings per common share	$0.19	$0.18
Diluted earnings per common share	$0.18	$0.18

Anti-dilutive shares not included in the above calculations	146	686
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

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax share-based compensation included in the Statements of Income for the three months ended April 29, 2018 and April 30, 2017.

	Three Months Ended
(in thousands)	April 29, 2018	April 30, 2017
Revenue offset	$21,501	$5,280
Cost of sales	328	564
Selling, general and administrative	11,462	5,557
Product development and engineering	2,225	1,885
Share-based compensation	$35,516	$13,286
Net change in share-based compensation capitalized into inventory	$—	$(414)
Warrant. On October 5, 2016, the Company issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of the common stock of Semtech Corporation. The Warrant was issued by the Company to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area Network ("LPWAN") in the United States, based on the Company’s LoRa® devices and wireless radio frequency technology. The Warrant is accounted for as equity and the cost is recognized as an offset to net sales over the respective performance period. The Warrant consists of five performance tranches. The cost associated with each tranche has been recognized based on the fair value at each reporting date until vesting which is the measurement date. On April 27, 2018, the Company accelerated the vesting of the remaining 586,956 unvested shares from the Warrant, resulting in the full recognition of the remaining costs to be recognized for the Warrant. For the three-month period ended April 29, 2018, the revenue offset reflects the cost associated with the Warrant of $21.5 million, including $15.9 million related to the acceleration. The Warrant is now fully-vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods.
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
In the first quarter of fiscal year 2019, the Company granted 200,442 performance-based restricted stock units that have a pre-defined market condition and a service condition that are accounted for as equity awards. The market condition is determined based upon the Company’s total stockholder return ("TSR") benchmarked against the TSR of the S&P SPDR Semiconductor ETF (NYSE:XSD) over a one, two and three year period (one-third of the awards vesting each performance period). The fiscal year 2019 award recipients must be employed for the entire performance period and be an active employee at the time of vesting of the awards. The Company used a Monte Carlo simulation to determine the grant-date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The grant-date fair value per unit of the awards granted in the first quarter of fiscal year 2019 for each one, two and three year performance period is $33.02, $34.85 and $36.52, respectively.
Award Modifications. During the first quarter of fiscal year 2019, the Company modified the terms of 159,000 fully vested shares held by 8 employees. As a result of the modification, additional compensation cost of $2.8 million was recognized during the first quarter of fiscal year 2019.

Note 5: Investments
Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The cash equivalents consist primarily of money market funds that are Level 1 measurements. The investments in these funds were $30.0 million and $0.0 million as of April 29, 2018 and January 28, 2018, respectively.
The following table summarizes the Company’s available-for-sale securities:

	April 29, 2018			January 28, 2018
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Convertible debt	$2,500	$2,500	$—	$1,960	$1,960	$—
Total other assets	$2,500	$2,500	$—	$1,960	$1,960	$—
The following table summarizes the maturities of the Company’s available-for-sale securities:

	April 29, 2018		January 28, 2018
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$2,000	$2,000	$1,960	$1,960
After 1 year through 5 years	500	500	—	—
Total investments	$2,500	$2,500	$1,960	$1,960
The Company's available-for-sales securities consisted of investments in convertible debt instruments issued by privately-held companies and is included in "Other current assets" within the Balance Sheets.
The Company currently has a $30.0 million investment, which includes $3.0 million of restricted deposits, in a private entity that is accounted for at cost and included in "Other assets" within the Balance Sheets. As part of its investment, the Company received a call option that allows the Company to purchase all of the outstanding equity of the entity. The call option, which was out-of-the-money at inception, is exercisable until June 30, 2018.

Note 6: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented within the Company's Balance Sheets as follows:

	Fair Value as of April 29, 2018				Fair Value as of January 28, 2018
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$30,000	$30,000	$—	$—	$—	$—	$—	$—
Derivative financial instruments	64	—	64	—	—	—	—	—
Convertible debt	2,500	—	—	2,500	1,960	—	—	1,960
Total financial assets	$32,564	$30,000	$64	$2,500	$1,960	$—	$—	$1,960

Financial liabilities:
AptoVision Earn-out	$21,000	$—	$—	$21,000	$21,000	$—	$—	$21,000
Cycleo Earn-out	668	—	—	668	668	—	—	668
Total financial liabilities	$21,668	$—	$—	$21,668	$21,668	$—	$—	$21,668
During the three months ended April 29, 2018, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of April 29, 2018 and January 28, 2018, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in the Balance Sheets within the caption "Other current assets" and the value of contracts in a loss position are recorded within the caption "Accrued liabilities" within the Balance Sheets. Please see Note 16 for further discussion of the Company’s derivative instruments.
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
The Company measures contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a Monte Carlo valuation method as a valuation technique to determine the value of the earn-out liability. The significant unobservable inputs used in the fair value measurements are revenue projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liabilities will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. For the Cycleo Earn-out and AptoVision Earn-out, these companies have business profiles comparable to a start-up company. Accordingly, their respective revenue projections are subject to significant revisions. This characteristic can result in volatile changes to the measurement of fair value for a given earn-out.
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

A reconciliation of the change in the earn-out liability during the three months ended April 29, 2018 is as follows:

(in thousands)	AptoVision	Cycleo	Total
Balance at January 28, 2018	$21,000	$668	$21,668
Changes in the fair value of contingent earn-out obligations	—	—	—
Current acquisitions	—	—	—
Payments	—	—	—
Balance as of April 29, 2018	$21,000	$668	$21,668
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 9) is $127.5 million and $131.3 million as of April 29, 2018 and January 28, 2018, respectively. The fair value of the Company's Revolving Commitments (as defined in Note 9) is $97.0 million as of both April 29, 2018 and January 28, 2018, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in non-marketable equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during the first three months of fiscal year 2019.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	April 29, 2018	January 28, 2018
Raw materials	$1,583	$1,651
Work in progress	42,078	46,884
Finished goods	21,797	22,532
Inventories	$65,458	$71,067

Note 8: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Total
Balance at January 28, 2018	$274,085	$67,812	$341,897
Additions	—	—	—
Balance at April 29, 2018	$274,085	$67,812	$341,897
As a result of the realignment of its operating segments, during the first quarter of fiscal year 2019, the Company combined the Wireless and Sensing and the Power and High-Reliability reporting units (see Note 13). Goodwill of $49.4 million related to the Power and High-Reliability reporting unit which was previously a separate reporting unit is now included in the Wireless and Sensing reporting unit’s goodwill balance. The reporting units are the same as the operating segments which are part of a single reportable segment. The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company will consider before reaching its conclusion about whether to perform the first step of the goodwill impairment test.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which continue to be amortized:

		April 29, 2018			January 28, 2018
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$164,930	$(121,156)	$43,774	$164,930	$(115,628)	$49,302
Customer relationships	3-10 years	34,031	(26,859)	7,172	34,031	(25,426)	8,605
Total finite-lived intangible assets		$198,961	$(148,015)	$50,946	$198,961	$(141,054)	$57,907

Amortization expenses recorded in the Statements of Income for each period were as follows:

	Three Months Ended
(in thousands)	April 29, 2018	April 30, 2017
Core technologies	$5,528	$5,186
Customer relationships	1,433	1,100
Total amortization expense	$6,961	$6,286
The following table sets forth the Company’s indefinite-lived intangible assets resulting from additions to IPR&D:

(in thousands)	Net Carrying Value
Value at January 28, 2018	$2,300
In-process research and development through acquisitions	—
Value at April 29, 2018	$2,300
The Company reviews indefinite-lived intangible assets for impairment as of November 30, each year, by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.

Note 9: Credit Facilities
On November 15, 2016 (the "Closing Date"), Semtech Corporation, with certain of its domestic subsidiaries as guarantors (the "Guarantors"), entered into the amended and restated credit facility with the lenders party thereto ("Lenders"), and HSBC Bank USA, National Association, as administrative agent and as swing line lender and letter of credit issuer (the "Credit Agreement"). The Credit Agreement amended and restated the Company's prior credit agreement. The Company accounted for the Credit Agreement as a debt modification. Pursuant to the Credit Agreement, the Lenders provided the Company with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate initial principal amount of $150.0 million (the "Term Loans") and revolving credit commitments in an aggregate principal amount of $250.0 million (the "Revolving Commitments"). Up to $40.0 million of the Revolving Commitments may be used to obtain letters of credit, up to $25.0 million of the Revolving Commitments may be used to obtain swing line loans, and up to $40.0 million of the Revolving Commitments may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars. Each of the Term Loans and the Revolving Commitments is scheduled to mature on November 12, 2021. As of April 29, 2018, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub facilities.
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

The Credit Agreement contains customary covenants, including limitations on Company’s ability to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, make investments, sell or otherwise dispose of assets, repurchase stock, pay dividends or make similar distributions, engage in certain transactions with affiliates and make capital expenditures. In addition, the Company must comply with the following financial covenants, tested at the end of each fiscal quarter on a trailing four-quarter basis: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 and (ii) a maximum consolidated leverage ratio of 3.00 to 1.00 provided that, such maximum consolidated leverage ratio may be increased to 3.25 to 1.00 or 3.50 to 1.00, as applicable, for the four consecutive fiscal quarters ending on or after the date of consummation of a permitted acquisition which constitutes a "Material Acquisition" under the Credit Agreement, subject to the satisfaction of certain conditions. As of April 29, 2018, the Company was in compliance with all financial covenants.
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
As of April 29, 2018, the interest rates payable on both the Term Loans and the Revolving Commitments was 3.51%.
Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2019	$12,188
2020	18,750
2021	19,687
2022	76,875
Total debt	$127,500
As of April 29, 2018, we had $153.0 million of unused borrowing capacity under the Revolving Commitments, after deducting $97.0 million for draw down on the Revolving Commitments, which is due on or before November 12, 2021.

Note 10: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and a partial release of the valuation allowance in the U.S. The valuation allowance was released in the current quarter as a result of the Company obtaining the information necessary to evaluate the impact of the Global Intangible Low-Taxed Income (“GILTI”) provisions, enacted as part of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017. This item was left open under Staff Accounting Bulletin 118 (“SAB 118”) in the financial statements for the year ended January 28, 2018 and the Company has now made a reasonable estimate based on the most current information available.
The Tax Act made significant changes to U.S. income tax laws, including transitioning from a worldwide tax system to a territorial tax system. This change in the U.S. international tax system included the introduction of several new tax regimes that are effective as of January 1, 2018, including the GILTI provisions. The GILTI provisions effectively tax the foreign earnings of U.S. multinational companies at 10.5%, half the current corporate tax rate. During the three months ended April 29, 2018, the Company finalized its analysis regarding the interplay of the foreign tax credits associated with this income, which are allowed against the U.S. tax liability generated as a result of the GILTI provision, and the potential impact on the related valuation allowance. As a result, the Company recorded a tax benefit of $15.8 million related to the reduction of the valuation allowance on certain U.S. deferred tax assets generated prior to fiscal year 2019.

While management believes the provisional amounts recorded during the three months ended April 29, 2018 and the year ended January 28, 2018 represent reasonable estimates of the ultimate impact U.S. tax reform will have on the
Company's consolidated financial statements, it is possible the Company may continue to materially adjust these amounts for related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations as the Act continues to evolve. These adjustments could have an impact on the Company's tax assets and liabilities, effective tax rate, net income and earnings per share.

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before federal impact of state items) is as follows:

(in thousands)
Balance at January 28, 2018	$16,059
Additions based on tax positions related to the current year	733
Balance as of April 29, 2018	$16,792
Included in the balance of gross unrecognized tax benefits at April 29, 2018 and January 28, 2018, are $4.5 million and 3.9 million, respectively, of net tax benefits (after federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected within the Balance Sheets as follows:

(in thousands)	April 29, 2018	January 28, 2018
Deferred tax assets - non-current	$12,252	$12,135
Other long-term liabilities	4,540	3,924
Total accrued taxes	$16,792	$16,059
The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the "Provision for taxes" in the Statements of Income.
Tax years prior to 2013 (the Company’s fiscal year 2014) are generally not subject to examination by the U.S. Internal Revenue Service ("IRS") except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. For state returns, the Company is generally not subject to income tax examinations for calendar years prior to 2012 (the Company’s fiscal year 2013). The Company has a significant tax presence in Switzerland for which Swiss tax filings have been examined through fiscal year 2017. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

The Company’s regional income from continuing operations before taxes and equity in net losses of equity method investments is as follows:

	Three Months Ended
(in thousands)	April 29, 2018	April 30, 2017
Domestic	$(7,700)	$(4,167)
Foreign	2,603	19,745
Total	$(5,097)	$15,578

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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company continues to estimate the range of probable loss between $4.1 million and $7.2 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.

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
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period ("Cycleo Defined Earn-out Period"). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Earn-out of $5.9 million and $5.5 million as of April 29, 2018 and January 28, 2018, respectively, of which $2.2 million is expected to be paid within twelve months.
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
A summary of earn-out liabilities, included in "Accrued liabilities" and "Other long-term liabilities", by classification follows:

	Balance at April 29, 2018			Balance at January 28, 2018
(in thousands)	Cycleo	AptoVision	Total	Cycleo	AptoVision	Total
Compensation expense	$4,806	$—	$4,806	$4,408	$—	$4,408
Not conditional upon continued employment	668	21,000	21,668	668	21,000	21,668
Interest expense	444	—	444	444	—	444
Total liability	$5,918	$21,000	$26,918	$5,520	$21,000	$26,520

Amount expected to be settled within twelve months	$2,155	$8,688	$10,843

Note 12: Concentration of Risk
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended
(percentage of net sales)	April 29, 2018	April 30, 2017
Arrow Electronics (and affiliates)	12%	9%
Trend-tek Technology Ltd (and affiliates)	12%	10%
Samsung Electronics (and affiliates)	8%	7%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	5%	7%
(1) Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of total net receivables for the periods indicated:

	Balance as of
(percentage of net sales)	April 29, 2018	January 28, 2018
Trend-tek Technology Ltd (and affiliates)	12%	8%
Frontek Technology Corporation	10%	9%
Outside Subcontractors and Suppliers
The Company relies on a limited number of third-party subcontractors and suppliers for the production of silicon wafers, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. Several of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Israel and Taiwan.A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in China, Malaysia, Taiwan, Thailand, South Korea and the Philippines. For the first quarter of fiscal years 2019 and 2018, respectively, approximately 14% and 21%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods.
In the first quarter of fiscal year 2019, authorized distributors accounted for approximately 69% of the Company’s net sales compared to approximately 64% in the first quarter of fiscal year 2018, excluding consideration of any impact from the Warrant Shares. Generally, the Company does not have long-term contracts with its distributors and most can terminate their agreement with little or no notice. For the first quarter of fiscal year 2019, the Company's two largest distributors were based in Asia.

Note 13: Segment Information
Segment Information
The Company’s CEO functions as the CODM. The Company’s CODM makes operating decisions and assesses performance based on these operating segments. As part of a realignment strategy, during the first quarter of fiscal year 2019, the Company restructured and combined the Power and High Reliability operating segment with the Wireless and Sensing operating segment to better align resources with our LoRa® initiatives. This resulted in the Company having three operating segments compared to previously having four operating segments. The three operating segments: Protection, Signal Integrity, and Wireless and Sensing, all have similar economic characteristics and have been aggregated into one reportable segment identified in the table below as the "Semiconductor Products Group".
The Company’s assets are commingled among the various operating segments and the CODM does not use that information in making operating decisions or assessing performance. Therefore, the Company has not included asset information by segment below.
Net sales by segment are as follows:

	Three Months Ended
(in thousands)	April 29, 2018	April 30, 2017
Semiconductor Products Group	$130,429	$143,802
Total	$130,429	$143,802
Income by segment and reconciliation to consolidated operating income:

	Three Months Ended
(in thousands)	April 29, 2018	April 30, 2017
Semiconductor Products Group	$40,812	$39,222
Operating income by segment	40,812	39,222
Items to reconcile segment operating income to consolidated income before taxes
Share-based compensation	35,516	13,286
Intangible amortization	6,961	6,286
Other non-segment related expenses	1,432	1,204
Amortization of fair value adjustments related to acquired property, plant and equipment	—	190
Interest expense, net	2,190	2,046
Non-operating expense, net	(190)	632
(Loss) income before taxes	$(5,097)	$15,578
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended
(in thousands, except percentages)	April 29, 2018		April 30, 2017
Signal Integrity	$65,599	50%	$68,058	49%
Protection	40,792	31%	42,249	29%
Wireless and Sensing	45,539	35%	38,775	26%
Other: Warrant Shares (1)	(21,501)	(16)%	(5,280)	(4)%
Total net sales	$130,429	100%	$143,802	100%
(1)The cost of the Warrant granted was recognized as an offset to net sales over the respective performance period.

Information by Sales Channel

	Three Months Ended
(in thousands)	April 29, 2018	April 30, 2017
Distributor	$111,340	$100,542
Direct	40,590	48,540
Other: Warrant Shares	(21,501)	(5,280)
Total net sales	$130,429	$143,802
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended
	April 29, 2018	April 30, 2017
Asia-Pacific	68%	75%
North America	27%	22%
Europe	9%	7%
Other: Warrant Shares	(4)%	(4)%
	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended
(percentage of total sales)	April 29, 2018	April 30, 2017
China (including Hong Kong)	50%	52%
United States	14%	9%

Note 14: Stock Repurchase Program
Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended
	April 29, 2018		April 30, 2017
(in thousands, except number of shares)	Shares	Value	Shares	Value
Shares repurchased under the stock repurchase program	645,114	$25,325	300,000	$9,961
Total treasury shares required	645,114	$25,325	300,000	$9,961
As of April 29, 2018, the Company had repurchased $176.7 million in shares of its common stock under the program since inception and the remaining authorization under the program was $21.7 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.
On May 24, 2018, the Company's Board of Directors authorized the expansion of the stock repurchase program by $250.0 million, bringing the total available authorization under the program to $271.7 million.

Note 15: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure, which resulted in restructuring expense of $0.3 million and $6.3 million as of April 29, 2018 and January 28, 2018, respectively.
Restructuring related liabilities are included in "Accrued liabilities" within the Balance Sheets as of April 29, 2018 and January 28, 2018, respectively. Restructuring charges are presented in "Selling, general and administrative" within the Statements of Income.
Activity under the restructuring plans is summarized in the following table:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 28, 2018	$4,063	$686	$4,749
Charges	346	—	346
Cash payments	(2,691)	(149)	(2,840)
Balance at April 29, 2018	$1,718	$537	$2,255

Note 16: Derivatives and Hedging Activities
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
At April 29, 2018, the Company had the following outstanding foreign exchange contracts:

(in thousands)
Foreign Exchange Contracts	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	9	$12,829	C$	16,500
Total	9
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
The Company had no outstanding foreign exchange contracts at January 28, 2018. The table below summarizes the carrying values of derivative instruments as of April 29, 2018:

	Carrying Values of Derivative Instruments as of April 29, 2018
(in thousands)	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$64	$—	$64
Total derivatives	$64	$—	$64
(1) Assets are included in "Other current assets" and liabilities are included in "Accrued liabilities" within the Balance Sheets.
(2) The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Please refer to Note 6.
The following table summarizes the amount of income recognized from derivative instruments for the three months ended April 29, 2018 and April 30, 2017 as well as the line items within the accompanying Statements of Income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
(in thousands)	April 29, 2018	April 30, 2017		April 29, 2018	April 30, 2017		April 29, 2018	April 30, 2017
Sell USD/Buy CAD Forward Contract	$65	$(35)	SG&A	$(1)	$—	SG&A	$—	$—
Sell USD/Buy GBP Forward Contract	—	234	SG&A	—	(59)	SG&A	—	—
	$65	$199		$(1)	$(59)		$—	$—

The amount of gains related to the effective portion of derivative instruments designated as cash flow hedges included in AOCI within the Balance Sheets for the three months ended April 29, 2018 and April 30, 2017 was $0.1 million and $0.1 million, respectively. Any gains or losses under these contracts are expected to be realized and reclassified to selling, general and administrative expenses within the next nine months.

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
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company", "we", "our", or "us") designs, develops, manufactures and markets high-performance analog, mixed signal semiconductors and advanced algorithms. As part of a realignment strategy, during the first quarter of fiscal year 2019, the Company restructured and combined the Power and High Reliability operating segment with the Wireless and Sensing operating segment to better align resources with our LoRa® initiatives. We operate and account for results in one reportable segment. The Company’s interim unaudited consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited consolidated statements of income are referred to herein as the "Statements of Income."
Our product lines include:
Signal Integrity Products. We design, develop and market a portfolio of optical data communications and video transport products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of integrated circuits ("ICs") for datacenters, enterprise networks, passive optical networks ("PON"), and wireless basestation optical transceivers and high-speed interfaces ranges from 100Mbps to 400Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and SONET. Our video products offer advanced solutions for next generation broadcast applications, as well as highly differentiated video over IP technology for Pro AV applications.
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
Wireless and Sensing Products. We design, develop and market a portfolio of specialized RF products used in a wide variety of industrial, medical and communications applications, and specialized sensing products used in industrial and consumer applications. Our wireless products, which include our LoRa® devices and radio frequency technology ("LoRa Technology"), feature industry leading and longest range industrial, scientific and medical radio, enabling a lower total cost of ownership and increased reliability in all environments. This makes these products particularly suitable for machine to machine ("M2M") and IoT applications. Our unique sensing technology enables smart proximity sensing and advanced user interface solutions for our mobile and consumer products. Our wireless and sensing products can be found in a broad range of applications in the industrial, medical and consumer markets. We also design, develop and market power product devices that control, alter, regulate and condition the power within electronic systems. The highest volume product types within this category are switching voltage regulators, combination switching and linear regulators, smart regulators, isolated switches and wireless charging.
Our net sales by product line are as follows:

	Three Months Ended
(in thousands)	April 29, 2018	April 30, 2017
Signal Integrity	$65,599	$68,058
Protection	40,792	42,249
Wireless and Sensing	45,539	38,775
Other: Warrant Shares (1)	(21,501)	(5,280)
Total	$130,429	$143,802
(1) On October 5, 2016, we issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of our common stock. The Warrant was issued by us to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area Network ("LPWAN") in the United States, based on our LoRa® devices and wireless radio frequency technology. The Warrant is accounted for as equity and the cost is recognized as an offset to net sales. The Warrant is now fully-vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods.
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the first quarters of fiscal years 2019 and 2018 represented 69% and 41% of net sales, respectively, excluding consideration of any impact from the Warrant Shares. Sales made directly to customers during the first quarters of fiscal years 2019 and 2018 were 31% and 36% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For the first quarter of fiscal years 2019 and 2018, approximately 14% and 21%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods. Foreign sales during the first quarter of fiscal years 2019 and 2018 constituted approximately 86% and 91%, respectively, of our net sales. Approximately 68% and 82% of foreign sales during the first quarters of fiscal years 2019 and 2018, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
Historically, our results have reflected some seasonality, with demand levels generally lower in the enterprise computing and high-end consumer end-markets during the first and fourth quarters of our fiscal year in comparison to the second and third quarters.
Critical Accounting Policies and Estimates
In addition to the discussion below, please refer to the disclosures regarding our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 filed with the Securities and Exchange Commission ("SEC") on March 22, 2018.
Fiscal Periods
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The first quarter of fiscal years 2019 and 2018 each consisted of 13 weeks.
Revenue and Cost of Sales
The Company derives its revenue primarily from the sale of semiconductor products into various end markets. Revenue is recognized when control of these products is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for these products. Control is generally transferred when products are shipped and, to a lesser extent, when the products are delivered. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed and are reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts. The Company includes revenue related to granted technology licenses as part of "Net sales." Historically, revenue from these arrangements has not been significant though it is part of its recurring ordinary business.
The Company determines revenue recognition through the following five steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, performance obligations are satisfied
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

The Company’s revenue contracts generally represent a single performance obligation to sell its products to trade customers. Net sales reflect the transaction prices for contracts, which include units shipped at selling prices reduced by variable consideration. Determination of variable consideration requires judgment by the Company. Variable consideration includes expected sales returns and other price adjustments. Variable consideration is estimated using the expected value method considering all reasonably available information, including the Company’s historical experience and its current expectations, and is reflected in the transaction price when sales are recorded. Sales returns are generally accepted at the Company’s discretion or from distributors with such rights. The Company’s contracts with trade customers do not have significant financing components or non-cash consideration. The Company records net sales excluding taxes collected on its sales to its trade customers.
The Company provides an assurance type warranty which is typically not sold separately and does not represent a separate performance obligation. The Company’s payment terms are generally aligned with shipping terms (See Note 2).
On October 5, 2016, we issued a Warrant to Comcast to purchase up to 1,086,957 Warrant Shares of our common stock. The cost of the Warrant is recognized as an offset to net sales. On April 27, 2018, the Company accelerated the vesting of the remaining 586,956 unvested shares from the Warrant ("Acceleration Event"), resulting in the full recognition of the previously unrecognized costs. For the three-month period ended April 29, 2018, the revenue offset reflects the cost associated with the Warrant of $21.5 million, including $15.9 million related to the Acceleration Event. The Warrant is now fully-vested and exercisable for a total of 869,565 shares. No additional Warrant related costs will be recognized in future periods.
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
Results of Operations
The following table sets forth, for the periods indicated, our Statements of Income expressed as a percentage of revenues.

	Three Months Ended
	April 29, 2018	April 30, 2017
Net sales	100.0%	100.0%
Cost of sales	45.2%	41.0%
Gross profit	54.8%	59.0%
Operating costs and expenses:
Selling, general and administrative	31.7%	23.7%
Product development and engineering	20.1%	18.1%
Intangible amortization	5.3%	4.4%
Loss on disposition of business operations	—%	0.3%
Total operating costs and expenses	57.2%	46.4%
Operating (loss) income	(2.4)%	12.7%
Interest expense, net	(1.7)%	(1.4)%
Non-operating income (expense), net	0.1%	(0.4)%
(Loss) income before taxes and equity in net losses of equity method investments	(3.9)%	10.8%
Provision for taxes	(13.4)%	2.6%
Net income before equity in net losses of equity method investments	9.5%	8.2%
Equity in net losses of equity method investments	—%	—%
Net income	9.5%	8.2%
Percentages may not add precisely due to rounding.

Our regional mix of (loss) income from continuing operations before taxes and equity in net losses of equity method investments is as follows:

	Three Months Ended
(in thousands)	April 29, 2018	April 30, 2017
Domestic	$(7,700)	$(4,167)
Foreign	2,603	19,745
Total	$(5,097)	$15,578
Domestic performance from continuing operations includes amortization of acquired intangible assets and higher levels of share-based compensation compared to foreign operations.
Recent Accounting Pronouncements
New accounting standards are discussed in Note 1 to our unaudited consolidated financial statements, included in Item 1, of this Quarterly Report on Form 10-Q.
Comparison of the Three Months Ended April 29, 2018 and April 30, 2017
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for a description of each market category):

	Three Months Ended
(in thousands, except percentages)	April 29, 2018		April 30, 2017 (1)
Enterprise Computing	$48,863	37%	$51,624	36%
Industrial	48,846	37%	37,681	26%
High-End Consumer	37,513	29%	41,927	29%
Communications	16,708	13%	17,850	13%
Other: Warrant Shares	(21,501)	(16)%	(5,280)	(4)%
Total	$130,429	100%	$143,802	100%
(1) Reclassifications have been made to prior period amounts to conform to the current year’s presentation.
Net Sales
Net sales for the first quarter of fiscal year 2019 were $130.4 million, a decrease of 9% compared to $143.8 million for the first quarter of fiscal year 2018. During the first quarter of fiscal year 2019, the Acceleration Event reduced net sales by an incremental $15.9 million. This was partially offset by growing demand for our LoRa® products, largely in China.
Based on recent bookings trends and our backlog entering the quarter, we estimate net sales for the second quarter of fiscal year 2019 to be between $155.0 million and $167.0 million.
Gross Profit
In the first quarter of fiscal year 2019, gross profit decreased to $71.5 million from $84.9 million in the first quarter of fiscal year 2018. Gross margins were 54.8% in the first quarter of fiscal year 2019 compared to 59.0% in the first quarter of fiscal year 2018. In the first quarter of fiscal year 2019, gross margin was adversely impacted by the Acceleration Event which reduced our gross profit by $15.9 million.
In the second quarter of fiscal year 2019, we expect our gross margins to be in the range of 60.8% to 61.8%.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	April 29, 2018		April 30, 2017
Selling, general and administrative	$41,406	56%	$34,015	51%	22%
Product development and engineering	26,199	35%	25,983	39%	1%
Intangible amortization	6,961	9%	6,286	9%	11%
Gain on disposition of business operations	—	—%	375	1%	(100)%
Total operating costs and expenses	$74,566	100%	$66,659	100%	12%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased in the first quarter of fiscal year 2019 compared to the same quarter of fiscal year 2018 as a result of higher share-based compensation costs. The higher levels of share-based compensation expense primarily resulted from the impact of an award modification and the related fair value re-measurement of awards accounted for as liabilities rather than equity due to an increase in our stock price.
Product Development and Engineering Expenses
Product development and engineering expenses increased slightly in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018 as a result of higher levels of share-based compensation cost primarily from the increase in our stock price.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $7.0 million and $6.3 million in the first quarter of fiscal years 2019 and 2018, respectively. The increase relates entirely to the addition of intangibles related to the acquisition of AptoVision Technologies Inc. ("AptoVision") in July 2017.
Interest Expense
Interest expense and amortization of debt discounts was $2.2 million and $2.0 million in the first quarter of fiscal years 2019 and 2018, respectively. The impact of higher LIBOR rates on interest expense was partially offset by lower overall debt levels.
We expect the interest rate on our credit facility to increase slightly in the second quarter of fiscal year 2019 as a result of higher anticipated LIBOR rates. See "Liquidity and Capital Resources" for a description of our credit facility.
Income Taxes
The effective tax rates for the first quarter of fiscal years 2019 and 2018 were a provision benefit of 341.3% and provision of 24.1%, respectively. In the first quarter of fiscal year 2019, we recorded an income tax benefit of $17.5 million, compared to a tax provision of $3.8 million in the first quarter of fiscal year 2018. The effective tax rate in the first quarter of fiscal year 2019 was higher than the effective tax rate in first quarter of fiscal year 2018 primarily due to a partial release of the valuation reserve against our U.S. deferred tax assets. Our effective tax rate in the first quarter of fiscal year 2019 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and a partial release of the valuation reserve against our U.S.
In connection with the enactment of the “Tax Cuts and Jobs Act,” we have determined that we will remit approximately $240.0 million of foreign earnings in the foreseeable future, and as a result, have established a deferred income tax liability for the withholding tax that will be due upon distribution of these earnings. We intend to indefinitely reinvest all other unremitted foreign earnings and, as a result, have not provided U.S. taxes on these earnings. We currently do not need these earnings to support our U.S. operations. If these unremitted foreign earnings are needed for our U.S. operations or can no longer be permanently reinvested outside the U.S., we would be required to accrue and pay foreign withholding taxes of approximately 5% on these earnings.
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
As of April 29, 2018, our total stockholders’ equity was $693.4 million. At that date, we also had approximately $303.3 million in cash and cash equivalents and $222.9 million of borrowings, net of debt discount.
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of April 29, 2018, our foreign subsidiaries held approximately $246.7 million of cash and cash equivalents compared to $215.1 million at January 28, 2018. Additionally, in connection with the enactment of the Tax Cuts and Jobs Act, we determined that we will remit approximately $240.0 million of foreign earnings in the foreseeable future, and as a result, we have updated our assertion to reflect this change. As of April 29, 2018, our foreign subsidiaries had $408.1 million of unremitted earnings for which no taxes have been provided. These historical earnings have been and are expected to continue to be permanently reinvested.
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
Operating cash flow for the first three months of fiscal year 2019 was favorably impacted by lower inventory spend to align with the Company's strategic objectives. This was partially offset by the disbursement of $13.4 million of supplemental compensation, which is aligned with our financial performance and is normally settled in the first quarter of each fiscal year.
Investing Activities
Cash flows from investing activities is primarily attributable to capital expenditures, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $4.9 million for the first three months of fiscal year 2019 compared to $5.2 million for the first three months of fiscal year 2018.
In the first three months of fiscal year 2019, we invested $5.5 million in companies that are enabling the LoRaWANTM ecosystem and developing technologies that align with our technology road map.
On July 1, 2017, we acquired AptoVision for an upfront cash payment of $17.6 million at closing, net of acquired cash, and a commitment to pay an additional contingent consideration of up to a maximum of $47.0 million over three years if certain goals are achieved in each of the earn out periods. The first earn-out payment of up to $11.8 million is expected to be made in the second half of fiscal year 2019. We expect to fund any obligations associated with the additional cash consideration with cash generated by our operations and our existing cash balances.
On May 02, 2018, we acquired IC Interconnect, Inc., a privately-held, U.S.-based company for approximately $7.0 million. We funded the purchase price using our current cash assets.
Financing Activities
Cash provided by financing activities is primarily attributable to borrowings under our revolving commitments offset by principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
In the first three months of fiscal year 2019, we received $4.0 million in proceeds from the exercise of stock options compared to $1.2 million in the first three months of fiscal year 2018.
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
Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. This program represents one of our principal efforts to return value to our stockholders. We repurchased 645,114 shares under this program in the first three months of fiscal year 2019 for $25.3 million. In the first three months of fiscal year 2018, we repurchased 300,000 shares under this program for $10.0 million. We currently have $21.7 million available under this program that may be used for future repurchases.
On May 24, 2018, our Board of Directors increased the authorization by $250.0 million, bringing the total available authorization under the program to $271.7 million.
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
The Credit Agreement refinanced our existing $400.0 million senior secured first lien credit facilities. All of the proceeds of the Term Loans were used to repay in full all of the obligations outstanding under the prior credit agreement and to pay transaction costs in connection with such refinancing and the Credit Agreement. As of April 29, 2018 we have $127.5 million outstanding under our Term Loans and $97.0 million outstanding under our Revolving Commitments.
As of April 29, 2018, $153.0 million of the Revolving Commitments were undrawn. The proceeds of the revolving credit facility may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.
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
The outstanding principal balance of the Term Loans was subject to repayment in equal quarterly installments beginning on the last day of our fiscal quarter ending closest to January 31, 2017 in an amount equal to 10.0% per annum of the original principal amount of the Term Loans on the Closing Date in the first two years after such date, 12.5% per annum in years three and four after such date, and 15.0% per annum in year five after such date, with the balance being due at maturity on November 12, 2021. No amortization is required with respect to the revolving credit facility. We may voluntarily prepay borrowings under the new credit facilities at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
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
Contractual Obligations
There were no material changes in our contractual obligations during the first three months of fiscal year 2019 from those disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 filed with the SEC on March 22, 2018.
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
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for fiscal year 2018 that ended on January 28, 2018 filed with the SEC on March 22, 2018. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
We do not engage in the trading of derivative financial instruments in the normal course of business to mitigate our risk related to interest rates. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.1 million as a result of our variable-rate debt. The effect of the 100 basis points increase would not be expected to significantly impact the fair value of our variable-rate debt.
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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the first quarter of fiscal year 2019, to compute the adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes, to show an impact of $4.2 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of April 29, 2018.
Changes in Internal Controls
As of April 29, 2018, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 11 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A.	Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 filed with the SEC on March 22, 2018. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 filed with the SEC on March 22, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the first quarter of fiscal year 2019.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
February 2018 (01/29/18-02/25/18)	—	$—	—	$51.4	million
March 2018 (02/26/18-03/25/18)	100,645	40.48	100,645	$43.0	million
April 2018 (03/26/18-04/29/18)	544,499	39.03	544,499	$21.7	million
Total activity	645,144	$39.25	645,144

(1)
We maintain an active stock repurchase program which was approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years.

As of April 29, 2018, we had repurchased $176.7 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $21.7 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.
Limitation Upon Payment of Dividends
The Credit Agreement governing our senior secured first lien credit facilities includes covenants limiting our ability to pay dividends or make distributions on our capital stock.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Amendment to Warrant dated October 5, 2016 issued by Semtech Corporation to Comcast Cable Communications Management, LLC	Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2018

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

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

SEMTECH CORPORATION
Registrant

Date: May 30, 2018	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: May 30, 2018	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer