Form 10-Q
period 2018-07-29
SEMTECH CORP
filed 2018-08-29
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at August 24, 2018: 66,222,077

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 29, 2018

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
Potential factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	fluctuation in the Company’s future results;

•	downturns in the business cycle;

•	rapid decline in the average selling price;

•	reduced demand for the Company’s products, including due to global economic conditions and potential changes in economic policy;

•	business interruptions;

•	the Company’s reliance on a limited number of suppliers and subcontractors for components and materials;

•	potentially insufficient liability insurance if the Company’s products are found to be defective;

•	obsolete inventories as a result of changes in demand and change in life cycles for the Company’s products;

•	the Company’s inability to successfully develop and sell new products;

•	lengthy and expensive product qualification processes without any assurance of product sales;

•	the Company’s products failing to meet industry standards;

•	the Company’s inability to protect intellectual property rights;

•	the Company suffering losses if its products infringe the intellectual property rights of others;

•	the Company’s need to commit resources to product production prior to receipt of purchase commitments;

•	increased business risk resulting from significant business with foreign customers;

•	the Company’s foreign currency exposures;

•	potential increased tax liabilities and effective tax rate if the Company needs to repatriate funds held by foreign subsidiaries;

•	export restrictions and laws affecting the Company’s trade and investments including the adoption and expansion of trade restrictions or the occurrence of trade wars;

•	the impact of tariffs on the Company's expenses and on the pricing and demand for the Company's customer's products;

•	the Company's inability to adequately compete against larger, more established entities;

•	increased competition due to industry consolidation;

•	the loss of any one of the Company’s significant customers;

•	volatility of customer demand;

•	termination of a contract by a distributor;

•	sales of our products on the gray market;

•	the Company’s failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	government regulations and other standards, including those that impose operational and reporting requirements;

•	the Company’s failure to comply with applicable environmental regulations;

•	compliance with conflict minerals regulations;

•	increase in the Company’s cost of doing business as a result of having to comply with the codes of conduct of certain of the Company’s customers and suppliers;

•	changes in tax law, including effective tax rates, and review by taxing authorities;

•	taxation of Company sales in non-U.S. jurisdictions;

•	the Company’s limited experience with government contracting;

•	potential government investigations and inquiries;

•	loss of the Company’s key personnel;

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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net sales	$163,211	$153,127	$293,640	$296,929
Cost of sales	63,087	60,891	122,047	119,778
Gross profit	100,124	92,236	171,593	177,151
Operating costs and expenses:
Selling, general and administrative	33,529	39,237	74,935	73,252
Product development and engineering	28,079	27,432	54,278	53,415
Intangible amortization	6,480	6,675	13,441	12,961
Loss on disposition of business operations	—	—	—	375
Changes in the fair value of contingent earn-out obligations	(900)	—	(900)	—
Total operating costs and expenses	67,188	73,344	141,754	140,003
Operating income	32,936	18,892	29,839	37,148
Interest expense, net	(2,200)	(2,029)	(4,390)	(4,075)
Non-operating income (expense), net	542	(204)	732	(836)
Income before taxes and equity in net losses of equity method investments	31,278	16,659	26,181	32,237
Provision for taxes	6,082	4,095	(11,428)	7,852
Net income before equity in net losses of equity method investments	25,196	12,564	37,609	24,385
Equity in net losses of equity method investments	(27)	—	(58)	—
Net income	$25,169	$12,564	$37,551	$24,385
Earnings per share:
Basic	$0.38	$0.19	$0.57	$0.37
Diluted	$0.37	$0.19	$0.55	$0.36
Weighted average number of shares used in computing earnings per share:
Basic	66,063	65,763	66,194	65,801
Diluted	68,880	67,470	68,428	67,421
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net income	$25,169	$12,564	$37,551	$24,385
Other comprehensive income, net:
Unrealized (loss) gain on foreign currency cash flow hedges	(164)	810	(117)	993
Realized gain (loss) on foreign currency cash flow hedges	25	(203)	25	(256)
Unrealized gain on convertible debt	—	—	—	750
Release of realized gain on convertible debt	—	(750)	—	(750)
Change in employee benefit plans	(16)	22	(32)	43
Other comprehensive (loss) income, net	(155)	(121)	(124)	780
Comprehensive income	$25,014	$12,443	$37,427	$25,165
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 29, 2018	January 28, 2018
Assets
Current assets:
Cash and cash equivalents	$311,334	$307,923
Accounts receivable, less allowances of $2,849 and $9,089, respectively	78,376	53,183
Inventories	58,893	71,067
Prepaid taxes	9,347	11,809
Other current assets	20,346	17,250
Total current assets	478,296	461,232
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $190,149 and $179,604, respectively	122,608	124,586
Deferred tax assets	24,244	4,236
Goodwill	346,731	341,897
Other intangible assets, net	46,766	60,207
Other assets	90,125	93,618
TOTAL ASSETS	$1,108,770	$1,085,776
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,717	$37,208
Accrued liabilities	55,791	60,832
Deferred revenue	5,100	12,758
Current portion - long-term debt	17,307	15,410
Total current liabilities	115,915	126,208
Non-current liabilities:
Deferred tax liabilities	15,762	14,682
Long term debt, less current portion	201,986	211,114
Other long-term liabilities	71,819	68,759

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,931,409 outstanding and 78,136,144 issued and 66,280,129 outstanding, respectively	785	785
Treasury stock, at cost, 12,204,735 shares and 11,856,015 shares, respectively	(288,541)	(251,974)
Additional paid-in capital	442,964	415,056
Retained earnings	549,404	502,346
Accumulated other comprehensive loss	(1,324)	(1,200)
Total stockholders’ equity	703,288	665,013
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,108,770	$1,085,776
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 29, 2018	July 30, 2017
Cash flows from operating activities:
Net income	$37,551	$24,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,540	23,093
Accretion of deferred financing costs and debt discount	269	289
Deferred income taxes	(14,870)	380
Share-based compensation and warrant costs	49,481	28,810
Loss on disposition of business operations and assets	11	424
Earn-out liabilities	(900)	—
Equity in net losses of equity method investments	58	—
Contingencies	—	45
Corporate owned life insurance, net	645	554
Changes in assets and liabilities:
Accounts receivable, net	(20,653)	(9,490)
Inventories	13,020	(9,423)
Other assets	4,190	(1,099)
Accounts payable	2,626	(9,132)
Accrued liabilities	(6,414)	(6,541)
Deferred revenue	(53)	196
Income taxes payable	(1,697)	1,328
Other liabilities	(3,437)	2,177
Net cash provided by operating activities	84,367	45,996
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	10	6
Purchase of property, plant and equipment	(9,821)	(18,952)
Purchase of investments	(5,595)	(7,462)
Acquisition, net of cash acquired	(7,321)	(17,619)
Proceeds from sale of investments	1,601	—
Net cash used in investing activities	(21,126)	(44,027)
Cash flows from financing activities:
Payments of term loans	(7,500)	(7,500)
Payment for employee share-based compensation payroll taxes	(10,640)	(5,687)
Proceeds from exercise of stock options	8,048	2,332
Repurchase of outstanding common stock	(49,738)	(10,394)
Net cash used in financing activities	(59,830)	(21,249)
Net increase (decrease) in cash and cash equivalents	3,411	(19,280)
Cash and cash equivalents at beginning of period	307,923	297,134
Cash and cash equivalents at end of period	$311,334	$277,854
Supplemental disclosure of cash flow information
Income taxes paid	$2,939	$3,078
Interest paid	$3,900	$3,490
Non-cash items
Capital expenditures in accounts payable	$2,314	$1,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization and Basis of Presentation
Nature of Business
Semtech Corporation (together with its consolidated subsidiaries, the "Company" or "Semtech") is a global supplier of analog and mixed-signal semiconductors and advanced algorithms. The end customers for the Company’s products are primarily original equipment manufacturers ("OEMs") that produce and sell electronics.
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The second quarter of fiscal years 2019 and 2018 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2018. In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All intercompany balances have been eliminated. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 28, 2018. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
The Company’s interim unaudited condensed consolidated statements of income are referred to herein as the "Statements of Income." The Company’s interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of cash flows as the "Statements of Cash Flows."
Segment Information
The Company’s Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker ("CODM") as defined by guidance regarding segment disclosures (see Note 12 for further discussion). Prior to the first quarter of fiscal year 2019, the Company had four operating segments. Beginning with the first quarter of fiscal year 2019, the Company identified three operating segments that aggregate into one reportable segment, the Semiconductor Products Group.
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
Acquisitions
On May 2, 2018, the Company acquired substantially all the assets of IC Interconnect, Inc. (“ICI”) for a cash payment of approximately $7.3 million. The addition of ICI is aimed at further enhancing the Company’s U.S. research and development capabilities for its next-generation Z-Pak platform. $4.8 million was attributed to goodwill and $2.5 million was attributed to the estimated fair values of the tangible net assets acquired. The goodwill is deductible for tax purposes. The transaction was accounted for as a business combination and we are still assessing the purchase price allocation.
Net revenues, earnings and pro forma results of operations have not been presented because they are not material to the Company’s consolidated financial statements.
Settlements
On August 1, 2018, the Company announced the settlement of a lawsuit filed against HiLight Semiconductor Limited and related individual Defendants in accordance with which Semtech is to be paid approximately $9.0 million to cover damages for claims, costs and attorneys' fees. The $6.6 million received during the second quarter of fiscal year 2019 is presented within selling, general and administrative ("SG&A").
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
Accounting Guidance Issued but Not Adopted as of July 29, 2018
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require that substantially all leases be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Public entities are required to apply the amendments for annual periods beginning after December 15, 2018 and for interim periods within those annual periods. The Company will adopt this update beginning in the first quarter of fiscal year 2020 utilizing the modified retrospective transition method by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect certain practical expedients permitted under the transition guidance within the standard.
The Company expects the valuation of right of use assets and lease liabilities, previously described as operating leases, to be the present value of the Company’s forecasted future lease commitments. The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations, and expects the amendments will have a material impact on our consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.

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
The following presents the amounts by which financial statement line items were affected in the current periods due to the adoption of ASC 606 as compared with the guidance that was in effect before the change:

	Three Months Ended	Six Months Ended
Statements of Income	July 29, 2018	July 29, 2018
(in thousands, except per share amounts)	Increase/(decrease)	Increase/(decrease)
Net sales	$1,884	$6,346
Cost of sales	$428	$1,444
Provision for taxes	$306	$1,030
Net income	$1,150	$3,873

Earnings per share:
Basic	0.02	0.06
Diluted	0.02	0.06

Balance Sheets	July 29, 2018
(in thousands)	Increase/(decrease)
Deferred revenue	(17,306)

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
Disaggregated Revenue:
The Company disaggregates revenue from contracts with customers by types of products and geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to “Note 12: Segment Information” for further information on revenues by product line and geographic region.
Contract Balances:
Accounts receivable represents the Company’s unconditional right to receive consideration from its customers. Contract assets consist of the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The opening and closing contract asset and contract liability balances are not material.
There were no impairment losses recognized on the Company’s accounts receivable or contract assets during the three and six months ended July 29, 2018. There were no significant changes in the contract assets or the contract liabilities for the three and six months ended July 29, 2018.
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

Note 3: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net income	$25,169	$12,564	$37,551	$24,385

Weighted average common shares outstanding - basic	66,063	65,763	66,194	65,801
Dilutive effect of stock options and restricted stock units	2,817	1,707	2,234	1,620
Weighted average common shares outstanding - diluted	68,880	67,470	68,428	67,421

Basic earnings per common share	$0.38	$0.19	$0.57	$0.37
Diluted earnings per common share	$0.37	$0.19	$0.55	$0.36

Anti-dilutive shares not included in the above calculations	202	254	364	385
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

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax share-based compensation included in the Statements of Income for the three and six months ended July 29, 2018 and July 30, 2017.

	Three Months Ended		Six Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Revenue offset	$—	$3,197	$21,501	$8,477
Cost of sales	306	281	633	845
Selling, general and administrative	11,378	10,055	22,840	15,611
Product development and engineering	2,282	1,992	4,507	3,877
Share-based compensation	$13,966	$15,525	$49,481	$28,810
Net change in share-based compensation capitalized into inventory	$—	$—	$—	$(414)
Warrant. On October 5, 2016, the Company issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of the common stock of Semtech Corporation. The Warrant was issued by the Company to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area network ("LPWAN") in the United States, based on the Company’s LoRa® devices and wireless radio frequency technology. The Warrant was accounted for as equity and the cost was recognized as an offset to net sales over the respective performance period. The Warrant consisted of five performance tranches. The cost associated with each tranche had been recognized based on the fair value at each reporting date until vesting which was the measurement date. On April 27, 2018, the Company accelerated the vesting of the remaining 586,956 unvested shares from the Warrant, resulting in the full recognition of the remaining costs to be recognized for the Warrant. For the six month period ended July 29, 2018, the revenue offset reflects the cost associated with the Warrant of $21.5 million, including $15.9 million, related to the acceleration. The Warrant is now fully-vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods.
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
Award Modifications. In the first quarter of fiscal year 2019, the Company modified the terms of 159,000 fully vested shares held by 8 employees. As a result of the modification, additional compensation cost of $2.8 million was recognized during the first quarter of fiscal year 2019.

Note 5: Investments
The following table summarizes the Company’s available-for-sale securities:

	July 29, 2018			January 28, 2018
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Convertible debt	$2,605	$2,605	$—	$1,960	$1,960	$—
Total other assets	$2,605	$2,605	$—	$1,960	$1,960	$—
The following table summarizes the maturities of the Company’s available-for-sale securities:

	July 29, 2018		January 28, 2018
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$2,000	$2,000	$1,960	$1,960
After 1 year through 5 years	605	605	—	—
Total investments	$2,605	$2,605	$1,960	$1,960
The Company's available-for-sales securities consisted of investments in convertible debt instruments issued by privately-held companies and is included in "Other current assets" within the Balance Sheets.
The Company currently has a $30.0 million investment in a private entity that is accounted for at cost and included in "Other assets" within the Balance Sheets. As part of its investment, the Company received a call option that would have allowed the Company to purchase all of the outstanding equity of the entity. The Company did not exercise the call option, which expired on June 30, 2018.

Note 6: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented within the Company's Balance Sheets as follows:

	Fair Value as of July 29, 2018				Fair Value as of January 28, 2018
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Convertible debt	$2,605	$—	$—	$2,605	$1,960	$—	$—	$1,960
Total financial assets	$2,605	$—	$—	$2,605	$1,960	$—	$—	$1,960

Financial liabilities:
AptoVision Earn-out	$20,100	$—	$—	$20,100	$21,000	$—	$—	$21,000
Cycleo Earn-out	668	—	—	668	668	—	—	668
Derivative financial instruments	126	—	126	—	—	—	—	—
Total financial liabilities	$20,894	$—	$126	$20,768	$21,668	$—	$—	$21,668
During the six months ended July 29, 2018, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of July 29, 2018 and January 28, 2018, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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

A reconciliation of the change in the earn-out liability during the six months ended July 29, 2018 is as follows:

(in thousands)	AptoVision	Cycleo	Total
Balance at January 28, 2018	$21,000	$668	$21,668
Changes in the fair value of contingent earn-out obligations	(900)	—	(900)
Balance as of July 29, 2018	$20,100	$668	$20,768
Instruments Not Recorded at Fair Value on a Recurring Basis
Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents including money market deposits, net receivables, certain other assets, accounts payable, accrued expenses, accrued personnel costs, and other current liabilities.
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 9) is $123.8 million and $131.3 million as of July 29, 2018 and January 28, 2018, respectively. The fair value of the Company's Revolving Commitments (as defined in Note 9) is $97.0 million as of both July 29, 2018 and January 28, 2018, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in non-marketable equity interests, the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during the first six months of fiscal year 2019.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	July 29, 2018	January 28, 2018
Raw materials	$2,376	$1,651
Work in progress	38,076	46,884
Finished goods	18,441	22,532
Inventories	$58,893	$71,067

Note 8: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 28, 2018	$274,085	$67,812	$—	$341,897
Additions	—	—	4,834	4,834
Balance at July 29, 2018	$274,085	$67,812	$4,834	$346,731
As a result of the realignment of its operating segments, during the first quarter of fiscal year 2019, the Company combined the Wireless and Sensing and the Power and High-Reliability reporting units (see Note 12). Goodwill of $49.4 million related to the Power and High-Reliability reporting unit which was previously a separate reporting unit is now included in the Wireless and Sensing reporting unit’s goodwill balance. The reporting units are the same as the operating segments which are part of a single reportable segment. The difference between the fair value and the carrying amount of these reporting units is one of several factors the Company will consider before reaching its conclusion about whether to perform the first step of the goodwill impairment test.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which continue to be amortized:

		July 29, 2018			January 28, 2018
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$164,930	$(126,203)	$38,727	$164,930	$(115,628)	$49,302
Customer relationships	3-10 years	34,031	(28,292)	5,739	34,031	(25,426)	8,605
Total finite-lived intangible assets		$198,961	$(154,495)	$44,466	$198,961	$(141,054)	$57,907

Amortization expenses recorded in the Statements of Income for each period were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Core technologies	$5,047	$5,464	$10,575	$10,650
Customer relationships	1,433	1,211	2,866	2,311
Total amortization expense	$6,480	$6,675	$13,441	$12,961
The following table sets forth the Company’s indefinite-lived intangible assets resulting from additions to IPR&D:

(in thousands)	Net Carrying Value
Value at January 28, 2018	$2,300
In-process research and development through acquisitions	—
Value at July 29, 2018	$2,300
The Company reviews indefinite-lived intangible assets for impairment during the fourth quarter, each year, by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.

Note 9: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	Balance as of
(in thousands)	July 29, 2018	January 28, 2018
Term loan	$123,750	$131,250
Revolving credit facility	97,000	97,000
Total debt	220,750	228,250
Current portion	(17,307)	(15,410)
Total long-term debt	203,443	212,840
Debt issuance costs	(1,457)	(1,726)
Total long-term debt, net of debt issuance costs	$201,986	$211,114
Weighted-average interest rate	3.73%	3.19%
On November 15, 2016, the Company, with certain of its domestic subsidiaries or guarantors, entered into an amended and restated credit facility with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer, consisting of a $150.0 million senior secured term loan (“Term Loan”) and a $250.0 million senior secured revolving credit facility (“Revolving Credit Facility”), collectively, the “credit facilities”. The Credit Facilities are scheduled to mature on November 12, 2021.
The outstanding principal balance of the Term Loans is subject to repayment in quarterly installments. No amortization is required with respect to the Revolving Credit Facility. As of July 29, 2018, we were in compliance with all financial covenants required under the credit facilities.
Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2019	$8,438
2020	18,750
2021	19,687
2022	76,875
Total Term Loans	$123,750
As of July 29, 2018, we had $153.0 million of unused borrowing capacity under the Revolving Credit Facility.
As of July 29, 2018, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 10: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and a partial release of the valuation allowance in the U.S. The valuation allowance was released in the first quarter of fiscal year 2019 as a result of the Company obtaining the information necessary to evaluate the impact of the Global Intangible Low-Taxed Income (“GILTI”) provisions, enacted as part of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017. This item was left open under Staff Accounting Bulletin 118 (“SAB 118”) in the financial statements for the year ended January 28, 2018 and the Company has now made a reasonable estimate based on the most current information available.
The Tax Act made significant changes to U.S. income tax laws, including transitioning from a worldwide tax system to a territorial tax system. This change in the U.S. international tax system included the introduction of several new tax regimes that are effective as of January 1, 2018, including the GILTI provisions. The GILTI provisions effectively tax the foreign earnings of U.S. multinational companies at 10.5%, half the current corporate tax rate. During the three months ended April 29, 2018, the Company finalized its analysis regarding the interplay of the foreign tax credits associated with this income, which are allowed against the U.S. tax liability generated as a result of the GILTI provision, and the potential impact on the related valuation allowance. As a result, the Company recorded a tax benefit of $15.8 million during the first quarter of fiscal year 2019 related to the reduction of the valuation allowance on certain U.S. deferred tax assets generated prior to fiscal year 2019.

While management believes the provisional amounts recorded during the six months ended July 29, 2018 and the year ended January 28, 2018 represent reasonable estimates of the ultimate impact U.S. tax reform will have on the Company's consolidated financial statements, it is possible the Company may continue to materially adjust these amounts for related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations as the Tax Act continues to evolve. These adjustments could have an impact on the Company's Balance Sheets and Statements of Income.

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 28, 2018	$16,059
Additions based on tax positions related to the current year	855
Balance as of July 29, 2018	$16,914
Included in the balance of gross unrecognized tax benefits at July 29, 2018 and January 28, 2018, are $4.7 million and $3.9 million, respectively, of net tax benefits (after federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected within the Balance Sheets as follows:

(in thousands)	July 29, 2018	January 28, 2018
Deferred tax assets - non-current	$12,236	$12,135
Other long-term liabilities	4,678	3,924
Total accrued taxes	$16,914	$16,059
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

The Company’s regional income from continuing operations before taxes and equity in net losses of equity method investments is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Domestic	$(3,524)	$(4,863)	$(11,224)	$(9,030)
Foreign	34,802	21,522	37,405	41,267
Total	$31,278	$16,659	$26,181	$32,237

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
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company continues to estimate the range of probable loss between $3.6 million and $7.2 million. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
Earn-out Liability
Pursuant to the terms of the amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired on March 7, 2012, the Company potentially may make payments totaling up to approximately $16.0 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period ("Cycleo Defined Earn-out Period"). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Earn-out of $6.1 million and $5.5 million as of July 29, 2018 and January 28, 2018, respectively, of which $2.2 million is expected to be paid within twelve months.
Pursuant to the terms of the AptoVision Earn-out ("AptoVision Earn-out") with the former shareholders of AptoVision ("AptoVision Earn-out Beneficiaries"), which the Company acquired on July 1, 2017, the Company potentially may make payments totaling up to approximately $47.0 million based on the achievement of a combination of certain net revenue, adjusted earnings and product development targets measured from the acquisition date through July 26, 2020.
A summary of earn-out liabilities, included in "Accrued liabilities" and "Other long-term liabilities", by classification follows:

	Balance at July 29, 2018			Balance at January 28, 2018
(in thousands)	Cycleo	AptoVision	Total	Cycleo	AptoVision	Total
Compensation expense	$5,432	$—	$5,432	$4,408	$—	$4,408
Not conditional upon continued employment	668	20,100	20,768	668	21,000	21,668
Interest expense	—	—	—	444	—	444
Total liability	$6,100	$20,100	$26,200	$5,520	$21,000	$26,520

Amount expected to be settled within twelve months	$2,187	$9,500	$11,687

Note 12: Segment Information
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
Net sales by segment are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Semiconductor Products Group	$163,211	$153,127	$293,640	$296,929
Total	$163,211	$153,127	$293,640	$296,929
Income by segment and reconciliation to consolidated operating income:

	Three Months Ended		Six Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Semiconductor Products Group	$47,110	$42,856	$87,922	$82,078
Operating income by segment	47,110	42,856	87,922	82,078
Items to reconcile segment operating income to consolidated income before taxes
Share-based compensation	13,966	15,525	49,481	28,810
Intangible amortization	6,480	6,675	13,441	12,961
Changes in the fair value of contingent earn-out obligations	(900)	—	(900)	—
Litigation cost net of recoveries	(6,632)	—	(6,632)	—
Other non-segment related expenses	1,260	1,764	2,693	2,969
Amortization of fair value adjustments related to acquired property, plant and equipment	—	—	—	190
Interest expense, net	2,200	2,029	4,390	4,075
Non-operating expense, net	(542)	204	(732)	836
Income before taxes	$31,278	$16,659	$26,181	$32,237
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.
The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	July 29, 2018		July 30, 2017		July 29, 2018		July 30, 2017
Signal Integrity	$68,802	42%	$66,666	44%	$134,401	45%	$134,724	46%
Protection	45,999	28%	45,058	29%	86,791	30%	87,307	29%
Wireless and Sensing	48,410	30%	44,600	29%	93,949	32%	83,375	28%
Other: Warrant Shares (1)	—	—%	(3,197)	(2)%	(21,501)	(7)%	(8,477)	(3)%
Total net sales	$163,211	100%	$153,127	100%	$293,640	100%	$296,929	100%

(1)The cost of the Warrant granted was recognized as an offset to net sales over the respective performance period. The Warrant is now fully-vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods following the first quarter of fiscal year 2019.
Information by Sales Channel

	Three Months Ended		Six Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Distributor	$109,844	$100,121	$212,317	$194,643
Direct	53,367	56,203	102,824	110,763
Other: Warrant Shares	—	(3,197)	(21,501)	(8,477)
Total net sales	$163,211	$153,127	$293,640	$296,929
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Asia-Pacific	75%	73%	72%	75%
North America	19%	21%	28%	21%
Europe	6%	8%	7%	7%
Other: Warrant Shares	—%	(2)%	(7)%	(3)%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended		Six Months Ended
(percentage of total sales)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
China (including Hong Kong)	56%	49%	53%	50%
United States	10%	9%	12%	9%

Note 13: Stock Repurchase Program
Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended				Six Months Ended
	July 29, 2018		July 30, 2017		July 29, 2018		July 30, 2017
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the stock repurchase program	495,609	$24,413	12,304	$428	1,140,753	$49,738	312,304	$10,389
Total treasury shares required	495,609	$24,413	12,304	$428	1,140,753	$49,738	312,304	$10,389
On May 24, 2018, the Company's Board of Directors authorized the expansion of the stock repurchase program by $250.0 million. As of July 29, 2018, the Company had repurchased $201.1 million in shares of its common stock under the program since inception and the remaining authorization under the program was $247.3 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 14: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has re-aligned resources and infrastructure, which resulted in restructuring expense of $0.3 million for the six months ended July 29, 2018.
Restructuring related liabilities are included in "Accrued liabilities" within the Balance Sheets as of July 29, 2018 and January 28, 2018, respectively. Restructuring charges are presented in "Selling, general and administrative" within the Statements of Income.
Activity under the restructuring plans is summarized in the following table:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 28, 2018	$4,063	$686	$4,749
Charges	346	—	346
Cash payments and adjustments	(3,342)	(192)	(3,534)
Balance at July 29, 2018	$1,067	$494	$1,561

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
At July 29, 2018, the Company had the following outstanding foreign exchange contracts:

(in thousands)
Foreign Exchange Contracts	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	6	$8,560	C$	11,000
Total	6
These contracts met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of "Accumulated other comprehensive loss" within the Balance Sheet. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income or loss ("AOCI") until the hedged item is recognized in SG&A expense within the Statements of Income when the underlying hedged expense is recognized. Any ineffective portions of cash flow hedges are recorded in "Non-operating expense, net" within the Company’s Statements of Income. The Company presents its derivative assets and liabilities at their gross fair values on the Balance Sheets.
The Company had no outstanding foreign exchange contracts at January 28, 2018. The table below summarizes the carrying values of derivative instruments as of July 29, 2018:

	Carrying Values of Derivative Instruments as of July 29, 2018
(in thousands)	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$—	$(126)	$(126)
Total derivatives	$—	$(126)	$(126)
(1) Assets are included in "Other current assets" and liabilities are included in "Accrued liabilities" within the Balance Sheets.
(2) The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Please refer to Note 6.
The following table summarizes the amount of income recognized from derivative instruments for the three months ended July 29, 2018 and July 30, 2017 as well as the line items within the accompanying Statements of Income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
(in thousands)	July 29, 2018	July 30, 2017		July 29, 2018	July 30, 2017		July 29, 2018	July 30, 2017
Sell USD/Buy CAD Forward Contract	$(223)	$1,038	SG&A	$34	$(90)	SG&A	$—	$(3)
Sell USD/Buy GBP Forward Contract	—	71	SG&A	—	(161)	SG&A	—	—
	$(223)	$1,109		$34	$(251)		$—	$(3)

The following table summarizes the amount of income recognized from derivative instruments for the six months ended July 29, 2018 and July 30, 2017 as well as the line items within the accompanying Statements of Income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended			Six Months Ended			Six Months Ended
(in thousands)	July 29, 2018	July 30, 2017		July 29, 2018	July 30, 2017		July 29, 2018	July 30, 2017
Sell USD/Buy CAD Forward Contract	$(158)	$1,003	SG&A	$33	$(90)	SG&A	$—	$(2)
Sell USD/Buy GBP Forward Contract	—	305	SG&A	—	(220)	SG&A	—	—
	$(158)	$1,308		$33	$(310)		$—	$(2)
The estimated net amount of the existing losses that are reported in accumulated other comprehensive income as of July 29, 2018 that is expected to be reclassified into earnings within the next twelve months was $0.2 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following "Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report") and the "Special Note Regarding Forward-Looking and Cautionary Statements" in this Quarterly Report.
Overview
Semtech Corporation (together with its consolidated subsidiaries, the "Company", "we", "our", or "us") designs, develops, manufactures and markets high-performance analog and mixed signal semiconductors and advanced algorithms. As part of a realignment strategy, during the first quarter of fiscal year 2019, we restructured and combined the Power and High Reliability operating segment with the Wireless and Sensing operating segment to better align resources with our LoRa® initiatives. We operate and account for results in one reportable segment. Our interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of income are referred to herein as the "Statements of Income."
Our product lines include:
Signal Integrity Products. We design, develop and market a portfolio of optical data communications and video transport products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of integrated circuits ("ICs") for datacenters, enterprise networks, passive optical networks ("PON"), and wireless basestation optical transceivers and high-speed interfaces ranges from 100Mbps to 400Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and synchronous optical networks. Our video products offer advanced solutions for next generation broadcast applications, as well as highly differentiated video over IP technology for Pro AV applications.
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
Our net sales by product line are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Signal Integrity	$68,802	$66,666	$134,401	$134,724
Protection	45,999	45,058	86,791	87,307
Wireless and Sensing	48,410	44,600	93,949	83,375
Other: Warrant Shares (1)	—	(3,197)	(21,501)	(8,477)
Total	$163,211	$153,127	$293,640	$296,929
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
The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended		Six Months Ended
(percentage of net sales)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Arrow Electronics (and affiliates)	10%	12%	11%	10%
Trend-tek Technology Ltd (and affiliates)	13%	11%	13%	10%
Samsung Electronics (and affiliates)	7%	7%	7%	7%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	4%	6%	5%	6%
(1) Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of total net receivables as of the dates indicated:

	Balance as of
(percentage of net sales)	July 29, 2018	January 28, 2018
Frontek Technology Corporation	12%	9%
Huawei Tech. Investment Co. Ltd.	10%	8%
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the second quarter of fiscal years 2019 and 2018 represented 39% and 37% of net sales, respectively. Sales made directly to customers during the second quarter of fiscal years 2019 and 2018 were 33% and 36% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For the second quarter of fiscal years 2019 and 2018, approximately 15% and 21%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods. Foreign sales during the second quarter of fiscal years 2019 and 2018 constituted approximately 90% and 91%, respectively, of our net sales. Approximately 75% and 81% of foreign sales during the second quarters of fiscal years 2019 and 2018, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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
Fiscal Periods
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The second quarter of fiscal years 2019 and 2018 each consisted of 13 weeks.

Revenue and Cost of Sales
We derive our revenue primarily from the sale of semiconductor products into various end markets. Revenue is recognized when control of these products is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for these products. Control is generally transferred when products are shipped and, to a lesser extent, when the products are delivered. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed and are reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts. We include revenue related to granted technology licenses as part of "Net sales." Historically, revenue from these arrangements has not been significant though it is part of our recurring ordinary business.
We determine revenue recognition through the following five steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, performance obligations are satisfied
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Our revenue contracts generally represent a single performance obligation to sell our products to trade customers. Net sales reflect the transaction prices for contracts, which include units shipped at selling prices reduced by variable consideration. Determination of variable consideration requires judgment by us. Variable consideration includes expected sales returns and other price adjustments. Variable consideration is estimated using the expected value method considering all reasonably available information, including our historical experience and our current expectations, and is reflected in the transaction price when sales are recorded. Sales returns are generally accepted at our discretion or from distributors with such rights. Our contracts with trade customers do not have significant financing components or non-cash consideration. We record net sales excluding taxes collected on our sales to our trade customers.
We provide an assurance type warranty which is typically not sold separately and does not represent a separate performance obligation. Our payment terms are generally aligned with shipping terms (See Note 2).
On October 5, 2016, we issued a Warrant to Comcast to purchase up to 1,086,957 Warrant Shares of our common stock. The cost of the Warrant is recognized as an offset to net sales. On April 27, 2018, we accelerated the vesting of the remaining 586,956 unvested shares from the Warrant ("Acceleration Event"), resulting in the full recognition of the previously unrecognized costs. For the first quarter of fiscal year 2019, the revenue offset reflects the cost associated with the Warrant of $21.5 million, including $15.9 million related to the Acceleration Event. The Warrant is now fully-vested and exercisable for a total of 869,565 shares. No additional Warrant related costs will be recognized in future periods following the first quarter of fiscal year 2019.
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

Results of Operations
The following table sets forth, for the periods indicated, our Statements of Income expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.7%	39.8%	41.6%	40.3%
Gross profit	61.3%	60.2%	58.4%	59.7%
Operating costs and expenses:
Selling, general and administrative	20.5%	25.6%	25.5%	24.7%
Product development and engineering	17.2%	17.9%	18.5%	18.0%
Intangible amortization	4.0%	4.4%	4.6%	4.4%
Loss on disposition of business operations	—%	—%	—%	0.1%
Changes in the fair value of contingent earn-out obligations	(0.6)%	—%	(0.3)%	—%
Total operating costs and expenses	41.2%	47.9%	48.3%	47.2%
Operating income	20.1%	12.3%	10.2%	12.5%
Interest expense, net	(1.3)%	(1.3)%	(1.5)%	(1.4)%
Non-operating income (expense), net	0.3%	(0.1)%	0.2%	(0.3)%
Income before taxes and equity in net losses of equity method investments	19.1%	10.9%	8.9%	10.9%
Provision for taxes	3.7%	2.7%	(3.9)%	2.6%
Net income before equity in net losses of equity method investments	15.4%	8.2%	12.8%	8.2%
Equity in net losses of equity method investments	—%	—%	—%	—%
Net income	15.4%	8.2%	12.8%	8.2%
Percentages may not add precisely due to rounding.
Our regional mix of (loss) income from continuing operations before taxes and equity in net losses of equity method investments is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Domestic	$(3,524)	$(4,863)	$(11,224)	$(9,030)
Foreign	34,802	21,522	37,405	41,267
Total	$31,278	$16,659	$26,181	$32,237
Domestic performance from continuing operations includes amortization of acquired intangible assets and higher levels of share-based compensation compared to foreign operations.
Recent Accounting Pronouncements
New accounting standards are discussed in Note 1 to our unaudited condensed consolidated financial statements, included in Item 1, of this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended July 29, 2018 and July 30, 2017
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of each market category):

	Three Months Ended
(in thousands, except percentages)	July 29, 2018		July 30, 2017 (1)
Enterprise Computing	$49,677	31%	$49,536	33%
Industrial	49,746	30%	43,146	28%
High-End Consumer	44,658	27%	44,706	29%
Communications	19,130	12%	18,936	12%
Other: Warrant Shares	—	—%	(3,197)	(2)%
Total	$163,211	100%	$153,127	100%
(1) Reclassifications have been made to prior period amounts to conform to the current year’s presentation.
Net Sales
Net sales for the second quarter of fiscal year 2019 were $163.2 million, an increase of 7% compared to $153.1 million for the second quarter of fiscal year 2018. During the second quarter of fiscal year 2019, China based demand continued to grow driven by strength in our LoRa® products, which drove overall growth in the industrial end-market. The Warrant Shares fully vested in the first quarter of fiscal year 2019, and therefore, did not impact net sales in the second quarter of fiscal year 2019.
Based on recent bookings trends and our backlog entering the quarter, we estimate net sales for the third quarter of fiscal year 2019 to be between $168.0 million and $178.0 million.
Gross Profit
In the second quarter of fiscal year 2019, gross profit increased to $100.1 million from $92.2 million in the second quarter of fiscal year 2018. Gross margins were 61.3% in the second quarter of fiscal year 2019 compared to 60.2% in the second quarter of fiscal year 2018. In the second quarter of fiscal year 2019, gross margin was favorably impacted by the Acceleration Event, which eliminated the offset to net sales due to the Warrant.
In the third quarter of fiscal year 2019, we expect our gross margins to be in the range of 61.0% to 62.0%.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	July 29, 2018		July 30, 2017
Selling, general and administrative	$33,529	50%	$39,237	54%	(15)%
Product development and engineering	28,079	41%	27,432	37%	2%
Intangible amortization	6,480	10%	6,675	9%	(3)%
Changes in the fair value of contingent earn-out obligations	(900)	(1)%	—	—%	100%
Total operating costs and expenses	$67,188	100%	$73,344	100%	(8)%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased in the second quarter of fiscal year 2019 compared to the same quarter of fiscal year 2018 as a result of a $6.6 million offset to expense from proceeds related to the settlement of a lawsuit against HiLight Semiconductor Limited ("HiLight") and related defendants. This was partially offset by higher share-based compensation costs. The higher levels of share-based compensation expense resulted primarily from the impact of a higher stock price on the related fair value re-measurement of awards accounted for as liabilities.
Product Development and Engineering Expenses
Product development and engineering expenses increased slightly in the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018 as a result of marginally lower recoveries from third parties for non-recurring engineering services.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.

Intangible Amortization
Intangible amortization was $6.5 million and $6.7 million in the second quarter of fiscal years 2019 and 2018, respectively.
Interest Expense
Interest expense and amortization of debt discounts was $2.2 million and $2.0 million in the second quarter of fiscal years 2019 and 2018, respectively. The impact of higher interest rates was partially offset by lower overall debt levels.
We expect the interest rates on our credit facilities to be relatively stable in the third quarter of fiscal year 2019. See "Liquidity and Capital Resources" for a description of our credit facilities.
Income Taxes
The effective tax rates for the second quarter of fiscal years 2019 and 2018 were 19.5% and 24.6%, respectively. In the second quarter of fiscal year 2019, we recorded an income tax provision of $6.1 million, compared to $4.1 million in the second quarter of fiscal year 2018. The effective tax rate in the second quarter of fiscal year 2019 was lower than the effective tax rate in the second quarter of fiscal year 2018 primarily due to higher pre-tax book income and timing of regional earnings in fiscal year 2019. Our effective tax rate in the second quarter of fiscal year 2019 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
Comparison of the Six Months Ended July 29, 2018 and July 30, 2017
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of each market category):

	Six Months Ended
(in thousands, except percentages)	July 29, 2018		July 30, 2017 (1)
Enterprise Computing	$98,539	33%	$101,159	35%
Industrial	98,592	34%	80,827	27%
High-End Consumer	82,171	28%	86,634	29%
Communications	35,839	12%	36,786	12%
Other: Warrant Shares	(21,501)	(7)%	(8,477)	(3)%
Total	$293,640	100%	$296,929	100%
(1) Reclassifications have been made to prior period amounts to conform to the current year’s presentation.
Net Sales
Net sales for the first six months of fiscal year 2019 were $293.6 million, a decrease of 1.1% compared to $296.9 million for the first six months of fiscal year 2018. During the first six months of fiscal year 2019, mobile sales in China were lower and the Acceleration Event reduced net sales by an incremental $15.9 million. This was partially offset by growing demand for our LoRa® products.
Gross Profit
In the first six months of fiscal year 2019, gross profit decreased to $171.6 million from $177.2 million in the first six months of fiscal year 2018. Gross margins were 58.4% in the first six months of fiscal year 2019 compared to 59.7% in the first six months of fiscal year 2018. In the first six months of fiscal year 2019, gross margin was adversely impacted by the Acceleration Event which reduced our gross profit by $15.9 million.

Operating Costs and Expenses

	Six Months Ended				Change
(in thousands, except percentages)	July 29, 2018		July 30, 2017
Selling, general and administrative	$74,935	53%	$73,252	52%	2%
Product development and engineering	54,278	39%	53,415	38%	2%
Intangible amortization	13,441	9%	12,961	10%	4%
Loss on disposition of business operations	—	—%	375	—%	(100)%
Changes in the fair value of contingent earn-out obligations	(900)	(1)%	—	—%	(100)%
Total operating costs and expenses	$141,754	100%	$140,003	100%	1%
Selling, General and Administrative Expenses
SG&A expenses increased in the first six months of fiscal year 2019 compared to the first six months of fiscal year 2018 as a result of higher share-based compensation costs and an increase in our supplemental compensation costs resulting from our improved financial performance. The higher levels of share-based compensation reflect the impact of an award modification and the related fair value re-measurement of awards accounted for as liabilities rather than equity due to an increase in our stock price. This was partially offset by a $6.6 million reduction to expense from proceeds related to the settlement of a lawsuit against HiLight and related defendants.
Product Development and Engineering Expenses
Product development and engineering expenses increased slightly in the first six months of fiscal year 2019 compared to the first six months of fiscal year 2018. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $13.4 million and $13.0 million in the first six months of fiscal years 2019 and 2018, respectively.
Interest Expense
Interest expense and amortization of debt discounts was $4.4 million and $4.1 million in the first six months of fiscal years 2019 and 2018, respectively. The impact of higher interest rates was partially offset by lower overall debt levels.
Income Taxes
The effective tax rates for the first six months of fiscal years 2019 and 2018 were a provision benefit of 43.7% and provision of 24.4%, respectively. In the first six months of fiscal year 2019, we recorded an income tax benefit of $11.4 million, compared to a tax provision of $7.9 million in the first six months of fiscal year 2018. The effective tax rate in the first six months of fiscal year 2019 was lower than the effective tax rate in the first six months of fiscal year 2018 primarily due to a partial release of the valuation reserve against our U.S. deferred tax assets. Our effective tax rate in the first six months of fiscal year 2019 differs from the statutory federal income tax rate of 21% primarily due to regional mix of income and a partial release of the valuation reserve against our U.S. deferred tax assets.
In connection with the enactment of the Tax Cuts and Jobs Act ("Tax Act"), we have determined that we will remit approximately $240.0 million of foreign earnings in the foreseeable future, and as a result, have established a deferred income tax liability for the withholding tax that will be due upon distribution of these earnings. We intend to indefinitely reinvest all other unremitted foreign earnings and, as a result, have not provided U.S. taxes on these earnings. We currently do not need these earnings to support our U.S. operations. If these unremitted foreign earnings are needed for our U.S. operations or can no longer be permanently reinvested outside the U.S., we would be required to accrue and pay foreign withholding taxes of approximately 5% on these earnings.
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

As of July 29, 2018, our total stockholders’ equity was $703.3 million. At that date, we also had approximately $311.3 million in cash and cash equivalents and $219.3 million of borrowings, net of debt discount.
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of July 29, 2018, our foreign subsidiaries held approximately $268.8 million of cash and cash equivalents compared to $215.1 million at January 28, 2018. Additionally, in connection with the enactment of the Tax Act, we determined that we will remit approximately $240.0 million of foreign earnings in the foreseeable future, and as a result, we have updated our assertion to reflect this change. As of July 29, 2018, our foreign subsidiaries had $439.3 million of unremitted earnings for which no taxes have been provided. These historical earnings have been and are expected to continue to be permanently reinvested.
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
Operating cash flow for the first six months of fiscal year 2019 was favorably impacted by higher net income, lower inventory spend to align with the Company's strategic objectives and proceeds from the HiLight settlement. This was partially offset by the disbursement of $17.9 million of supplemental compensation, which is aligned with our financial performance and is normally settled in the first quarter of each fiscal year.
Investing Activities
Cash flows from investing activities is primarily attributable to capital expenditures, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $9.8 million for the first six months of fiscal year 2019 compared to $19.0 million for the first six months of fiscal year 2018.
On May 2, 2018, we acquired IC Interconnect, Inc., a privately-held, U.S.-based company for approximately $7.3 million. We funded the purchase price using our existing cash balances.
Financing Activities
Cash provided by financing activities is primarily attributable to borrowings under our revolving commitments offset by principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
In the first six months of fiscal year 2019, we received $8.0 million in proceeds from the exercise of stock options compared to $2.3 million in the first six months of fiscal year 2018.
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
Stock Repurchase Program
We currently have in effect a stock repurchase program that was initially approved by our Board of Directors in March 2008. On May 24, 2018, our Board of Directors increased the authorization by $250.0 million.
This program represents one of our principal efforts to return value to our stockholders. We repurchased 1,140,753 shares under this program in the first six months of fiscal year 2019 for $49.7 million. In the first six months of fiscal year 2018, we repurchased 312,304 shares under this program for $10.4 million. As of July 29, 2018, remaining authorization under this program was $247.3 million.
Credit Facilities
On November 15, 2016 (the "Closing Date"), we entered into an amended and restated credit agreement (the "Credit Agreement") to refinance our prior credit agreement. We accounted for the Credit Agreement as a debt modification. Pursuant to the Credit Agreement, the Lenders provided us with senior secured first lien credit facilities in an aggregate principal amount of $400.0 million, consisting of term loans in an aggregate principal amount of $150.0 million (the "Term Loans") and revolving commitments in an aggregate principal amount of $250.0 million (the "Revolving Credit Facility"). Up to $40.0 million of the Revolving Credit Facility may be used to obtain letters of credit, up to $25.0 million of the Revolving Credit Facility may be used to obtain swing line loans, and up to $40.0 million of the Revolving Credit Facility may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). Each of the credit facilities is scheduled to mature on November 12, 2021.
As of July 29, 2018 we have $123.8 million outstanding under our Term Loans and $97.0 million outstanding under our Revolving Credit Facility.
As of July 29, 2018, $153.0 million of the Revolving Credit Facility were undrawn. The proceeds of the revolving credit facilities may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.
The Credit Agreement provides that, subject to certain conditions, we may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or increases to the Revolving Credit Facility in an aggregate principal amount not to exceed the sum of (a) $150.0 million and (b) the aggregate principal amount of all voluntary prepayments of Term Loans made prior to the date of incurrence of such additional term loan facilities and/or increases to the Revolving Credit Facility; however, the Lenders are not required to provide such increase upon our request.
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
The outstanding principal balance of the Term Loans was subject to repayment in equal quarterly installments beginning on the last day of our fiscal quarter ending closest to January 31, 2017 in an amount equal to 10.0% per annum of the original principal amount of the Term Loans on the Closing Date in the first two years after such date, is now subject to repayment in equal quarterly installments at 12.5% per annum in years three and four after the Closing Date, and 15.0% per annum in year five after such date, with the balance being due at maturity on November 12, 2021. No amortization is required with respect to the revolving credit facility. We may voluntarily prepay borrowings under the new credit facilities at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
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
Contractual Obligations
There were no material changes in our contractual obligations during the first six months of fiscal year 2019 from those disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 filed with the SEC on March 22, 2018.
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
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report on Form 10-K for fiscal year ended January 28, 2018 filed with the SEC on March 22, 2018. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
We do not engage in the trading of derivative financial instruments in the normal course of business to mitigate our risk related to interest rates. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.7 million as a result of our variable-rate debt. The effect of the 100 basis points increase would not be expected to significantly impact the fair value of our variable-rate debt.
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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the second quarter of fiscal year 2019. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $6.7 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of July 29, 2018.
Changes in Internal Controls
As of July 29, 2018, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the second quarter of fiscal year 2019.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
May 2018 (04/30/18-05/27/18)	—	$—	—	$271.7	million
June 2018 (05/28/18-06/24/18)	305,179	50.00	305,179	$256.4	million
July 2018 (06/25/18-07/29/18)	190,430	48.08	190,430	$247.3	million
Total activity	495,609	$49.26	495,609

(1)
We maintain an active stock repurchase program which was approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years.

As of July 29, 2018, we had repurchased $201.1 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $247.3 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.
Limitation Upon Payment of Dividends
The Credit Agreement governing our senior secured first lien credit facilities includes covenants limiting our ability to pay dividends or make distributions on our capital stock.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Semtech Corporation	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2003

3.2	Bylaws of Semtech Corporation	Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 27, 2008

10.1	Policy Regarding Director Compensation	Filed herewith

10.2	Letter Agreement dated as of August 28, 2018 by and between Semtech Canada Corporation and Gary M. Beauchamp	Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

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

SEMTECH CORPORATION
Registrant

Date: August 29, 2018	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: August 29, 2018	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer