Form 10-Q
period 2018-10-28
SEMTECH CORP
filed 2018-11-28
CIK 88941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2018
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
____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding at November 23, 2018: 65,808,898

SEMTECH CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 28, 2018

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
Additionally, forward-looking statements should be considered in conjunction with the cautionary statements contained in this Quarterly Report on Form 10-Q, including, without limitation, information under the captions "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 including, without limitation information under the caption "Risk Factors", in other filings with the U.S. Securities and Exchange Commission, and in material incorporated herein and therein by reference. In light of the significant risks and uncertainties inherent in the forward-looking information included herein that may cause actual performance and results to differ materially from those predicted, any such forward-looking information should not be regarded as representations or guarantees by the Company of future performance or results, or that its objectives or plans will be achieved, or that any of its operating expectations or financial forecasts will be realized. Reported results should not be considered an indication of future performance. Investors are cautioned not to place undue reliance on any forward-looking information contained herein, which reflect management’s analysis only as of the date hereof. Except as required by law, the Company assumes no obligation to publicly release the results of any update or revision to any forward-looking statement that may be made to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated or future events, or otherwise.
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

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net sales	$173,550	$150,304	$467,190	$447,233
Cost of sales	66,988	60,885	189,035	180,663
Gross profit	106,562	89,419	278,155	266,570
Operating costs and expenses:
Selling, general and administrative	39,587	36,568	114,522	109,820
Product development and engineering	27,147	27,631	81,425	81,046
Intangible amortization	6,480	7,453	19,921	20,414
Loss on disposition of business operations	—	—	—	375
Changes in the fair value of contingent earn-out obligations	(8,519)	188	(9,419)	188
Total operating costs and expenses	64,695	71,840	206,449	211,843
Operating income	41,867	17,579	71,706	54,727
Interest expense, net	(2,355)	(2,032)	(6,745)	(6,107)
Non-operating income, net	1,182	5,517	1,914	4,681
Investment impairments	(30,000)	(4,250)	(30,000)	(4,250)
Income before taxes and equity in net losses of equity method investments	10,694	16,814	36,875	49,051
Provision for taxes	(1,454)	3,272	(12,882)	11,124
Net income before equity in net losses of equity method investments	12,148	13,542	49,757	37,927
Equity in net gain (losses) of equity method investments	17	(204)	(41)	(204)
Net income	$12,165	$13,338	$49,716	$37,723
Earnings per share:
Basic	$0.18	$0.20	$0.75	$0.57
Diluted	$0.18	$0.20	$0.73	$0.56
Weighted average number of shares used in computing earnings per share:
Basic	66,014	66,194	66,134	65,932
Diluted	68,731	67,817	68,549	67,555
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net income	$12,165	$13,338	$49,716	$37,723
Other comprehensive income, net:
Unrealized gain (loss) on foreign currency cash flow hedges	8	(144)	(109)	865
Realized gain (loss) on foreign currency cash flow hedges	11	(509)	36	(772)
Unrealized gain on convertible debt	—	—	—	750
Release of realized gain on convertible debt	—	—	—	(750)
Change in employee benefit plans	(16)	22	(48)	65
Other comprehensive income (loss), net	3	(631)	(121)	158
Comprehensive income	$12,168	$12,707	$49,595	$37,881
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 28, 2018	January 28, 2018
Assets
Current assets:
Cash and cash equivalents	$312,236	$307,923
Accounts receivable, less allowances of $841 and $9,089, respectively	83,820	53,183
Inventories	61,159	71,067
Prepaid taxes	11,093	11,809
Other current assets	18,126	17,250
Total current assets	486,434	461,232
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $193,453 and $179,604, respectively	119,481	124,586
Deferred tax assets	27,485	4,236
Goodwill	355,175	341,897
Other intangible assets, net	40,286	60,207
Other assets	55,523	93,618
TOTAL ASSETS	$1,084,384	$1,085,776
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,556	$37,208
Accrued liabilities	60,856	60,832
Deferred revenue	965	12,758
Current portion - long-term debt	18,256	15,410
Total current liabilities	120,633	126,208
Non-current liabilities:
Deferred tax liabilities	13,814	14,682
Long term debt, less current portion	197,417	211,114
Other long-term liabilities	59,583	68,759

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 78,136,144 issued and 65,779,522 outstanding and 78,136,144 issued and 66,280,129 outstanding, respectively	785	785
Treasury stock, at cost, 12,356,622 shares and 11,856,015 shares, respectively	(313,019)	(251,974)
Additional paid-in capital	444,903	415,056
Retained earnings	561,589	502,346
Accumulated other comprehensive loss	(1,321)	(1,200)
Total stockholders’ equity	692,937	665,013
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,084,384	$1,085,776
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 28, 2018	October 29, 2017
Cash flows from operating activities:
Net income	$49,716	$37,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,332	35,794
Impairment of investments	30,000	4,250
Accretion of deferred financing costs and debt discount	399	430
Deferred income taxes	(19,001)	5,508
Share-based compensation and warrant costs	60,947	44,166
Loss on disposition of business operations and assets	(68)	283
Earn-out liabilities	(9,419)	188
Equity in net losses of equity method investments	41	204
Gain from convertible debt settlement	—	(4,275)
Corporate owned life insurance, net	41	843
Changes in assets and liabilities:
Accounts receivable, net	(26,096)	(14,726)
Inventories	10,754	(5,697)
Other assets	1,377	(2,618)
Accounts payable	5,329	(6,683)
Accrued liabilities	(2,538)	(7,808)
Deferred revenue	(488)	(55)
Income taxes payable	(1,697)	(17,520)
Other liabilities	(264)	2,843
Net cash provided by operating activities	136,365	72,850
Cash flows from investing activities:
Proceeds from convertible debt settlement	—	5,700
Proceeds from sales of property, plant and equipment	112	180
Purchase of property, plant and equipment	(12,928)	(26,818)
Purchase of investments	(6,701)	(13,337)
Acquisition, net of cash acquired	(7,265)	(17,619)
Proceeds from sale of investments	1,601	—
Net cash used in investing activities	(25,181)	(51,894)
Cash flows from financing activities:
Payments of term loans	(11,250)	(11,250)
Payment of earn-out	(8,530)	—
Payment for employee share-based compensation payroll taxes	(17,802)	(10,661)
Proceeds from exercise of stock options	10,449	5,340
Repurchase of outstanding common stock	(79,738)	(10,394)
Net cash used in financing activities	(106,871)	(26,965)
Net increase (decrease) in cash and cash equivalents	4,313	(6,009)
Cash and cash equivalents at beginning of period	307,923	297,134
Cash and cash equivalents at end of period	$312,236	$291,125
Supplemental disclosure of cash flow information
Income taxes paid	$4,042	$24,632
Interest paid	$5,705	$5,197
Non-cash items
Capital expenditures in accounts payable	$2,178	$4,417
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
Fiscal Year
The Company reports results on the basis of 52 and 53 week periods and ends its fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The third quarter of fiscal years 2019 and 2018 each consisted of 13 weeks.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States ("GAAP") and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2018 ("Annual Report"). In the opinion of the Company, these interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company for the interim periods presented. All intercompany balances have been eliminated. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Because the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report. The results reported in these interim unaudited condensed consolidated financial statements should not be regarded as indicative of results that may be expected for any subsequent period or for the entire year.
The Company’s interim unaudited condensed consolidated statements of income are referred to herein as the "Statements of Income." The Company’s interim unaudited condensed consolidated balance sheets are referred to herein as the "Balance Sheets" and interim unaudited condensed consolidated statements of cash flows as the "Statements of Cash Flows."
Segment Information
The Company’s Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker ("CODM") as defined by guidance regarding segment disclosures (see Note 12 for further discussion). Prior to the first quarter of fiscal year 2019, the Company had four operating segments that aggregated into one reportable segment. Beginning with the first quarter of fiscal year 2019, the Company identified three operating segments that aggregate into one reportable segment, the Semiconductor Products Group.
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
Acquisitions
On August 17, 2018, the Company, through its subsidiary Semtech (International) AG, a Swiss corporation, entered into a share purchase agreement to purchase all of the outstanding equity interests of Trackio International AG, a Swiss corporation, and its subsidiaries (collectively, "TrackNet"), for an aggregate purchase price of approximately $8.5 million (the "TrackNet Acquisition"). The purchase price is expected to be funded by cash on hand. The closing of the TrackNet Acquisition is subject to customary conditions and certain regulatory approvals. In connection with the signing of the TrackNet Acquisition, the employees of TrackNet have become employees or independent contractors of the Company. In addition, TrackNet entered into an agreement under which key TrackNet intellectual property has been licensed to the Company. As a result, control of TrackNet's business transferred to the Company during the third quarter of fiscal year 2019. The amount payable to TrackNet has been treated as contingent consideration since the payment of this amount is dependent upon regulatory approval, which the Company expects to receive during the fourth quarter of fiscal year 2019. The transaction was accounted for as a business combination and the entire purchase price of $8.5 million has been preliminarily attributed to goodwill (see Note 8). The Company is still in the process of determining the final purchase price allocation.
On May 2, 2018, the Company acquired substantially all the assets of IC Interconnect, Inc. (“ICI”) for a cash payment of approximately $7.3 million. The addition of ICI is aimed at further enhancing the Company’s U.S. research and development capabilities for its next-generation Z-Pak platform. $4.8 million was attributed to goodwill (see Note 8) and $2.5 million was attributed to the estimated fair values of the tangible net assets acquired. The goodwill is deductible for tax purposes. The transaction was accounted for as a business combination and we are still assessing the purchase price allocation.
Net revenues, earnings and pro forma results of operations have not been presented because they are not material to the Company’s consolidated financial statements.
Settlements
On August 1, 2018, the Company announced the settlement of a lawsuit filed against HiLight Semiconductor Limited and related individual defendants in accordance with which the Company is to be paid approximately $9.0 million to cover damages for claims, costs and attorneys' fees. Approximately $6.6 million was received during the second quarter of fiscal year 2019, and is presented within "Selling, general and administrative" ("SG&A") in the Statements of Income.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. In the first quarter of fiscal year 2019, the Company adopted ASU 2016-15.
Accounting Guidance Issued but Not Adopted as of October 28, 2018
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require that substantially all leases be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases with the exception of short-term leases. Public entities are required to apply the amendments for annual periods beginning after December 15, 2018 and for interim periods within those annual periods. The Company will adopt this update beginning in the first quarter of fiscal year 2020 utilizing the modified retrospective transition method by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect certain practical expedients permitted under the transition guidance within the standard. The Company is currently in the process of determining the impact that the updated accounting guidance will have on its consolidated financial statements.

Note 2: Revenue
The Company derives its revenue primarily from the sale of semiconductor products into various end markets. Revenue is recognized when control of these products is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for these products. Control is generally transferred when products are shipped and, to a lesser extent, when the products are delivered. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed and are reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts. The Company includes revenue related to granted technology licenses as part of "Net sales" in the Statements of Income. Historically, revenue from these arrangements has not been significant though it is part of its recurring ordinary business.
The Company determines revenue recognition through the following five steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, performance obligations are satisfied.
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
The following presents the amounts by which financial statement line items were affected in the current periods due to the adoption of ASC 606 as compared with the guidance that was in effect before the change:

	Three Months Ended	Nine Months Ended
Statements of Income	October 28, 2018	October 28, 2018
(in thousands, except per share amounts)	Increase/(decrease)	Increase/(decrease)
Net sales	$3,251	$9,597
Cost of sales	$746	$2,190
Provision for taxes	$526	$1,555
Net income	$1,979	$5,851

Earnings per share:
Basic	$0.03	$0.09
Diluted	$0.03	$0.09

Balance Sheets	October 28, 2018
(in thousands)	Increase/(decrease)
Deferred revenue	$(19,889)

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
There were no impairment losses recognized on the Company’s accounts receivable or contract assets during the three and nine months ended October 28, 2018. There were no significant changes in the contract assets or the contract liabilities for the three and nine months ended October 28, 2018.
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

Note 3: Earnings per Share
The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net income	$12,165	$13,338	$49,716	$37,723

Weighted average common shares outstanding - basic	66,014	66,194	66,134	65,932
Dilutive effect of stock options and restricted stock units	2,717	1,623	2,415	1,623
Weighted average common shares outstanding - diluted	68,731	67,817	68,549	67,555

Basic earnings per common share	$0.18	$0.20	$0.75	$0.57
Diluted earnings per common share	$0.18	$0.20	$0.73	$0.56

Anti-dilutive shares not included in the above calculations	289	362	496	447
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

Note 4: Share-Based Compensation
Financial Statement Effects and Presentation. The following table summarizes pre-tax share-based compensation included in the Statements of Income for the three and nine months ended October 28, 2018 and October 29, 2017.

	Three Months Ended		Nine Months Ended
(in thousands)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Revenue offset	$—	$6,249	$21,501	$14,726
Cost of sales	477	316	1,110	1,161
Selling, general and administrative	8,478	6,589	31,318	22,200
Product development and engineering	2,511	2,202	7,018	6,079
Share-based compensation	$11,466	$15,356	$60,947	$44,166
Net change in share-based compensation capitalized into inventory	$—	$—	$—	$(414)
Warrant. On October 5, 2016, the Company issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of the common stock of Semtech Corporation. The Warrant was issued by the Company to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area network in the United States ("U.S."), based on the Company’s LoRa® devices and wireless radio frequency technology. The Warrant was accounted for as equity and the cost was recognized as an offset to net sales over the respective performance period. The Warrant consisted of five performance tranches. The cost associated with each tranche had been recognized based on the fair value at each reporting date until vesting which was the measurement date. On April 27, 2018, the Company accelerated the vesting of the remaining 586,956 unvested shares from the Warrant, resulting in the full recognition of the remaining costs to be recognized for the Warrant. For the nine month period ended October 28, 2018, the revenue offset reflects the cost associated with the Warrant of $21.5 million, including $15.9 million related to the acceleration. The Warrant is now fully-vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods.
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

Note 5: Investments
The following table summarizes the Company’s available-for-sale securities:

	October 28, 2018			January 28, 2018
(in thousands)	Market Value	Adjusted Cost	Gross Unrealized Gain	Market Value	Adjusted Cost	Gross Unrealized Gain
Convertible debt	$3,105	$3,105	$—	$1,960	$1,960	$—
Total other assets	$3,105	$3,105	$—	$1,960	$1,960	$—
The following table summarizes the maturities of the Company’s available-for-sale securities:

	October 28, 2018		January 28, 2018
(in thousands)	Market Value	Adjusted Cost	Market Value	Adjusted Cost
Within 1 year	$2,000	$2,000	$1,960	$1,960
After 1 year through 5 years	1,105	1,105	—	—
Total investments	$3,105	$3,105	$1,960	$1,960
The Company's available-for-sales securities consisted of investments in convertible debt instruments issued by privately-held companies and is included in "Other current assets" in the Balance Sheets.
The Company currently has an investment in Multiphy Ltd. ("Multiphy") that is accounted for at cost and included in "Other assets" in the Balance Sheets. During the third quarter of fiscal year 2019, the Company reduced its expectation of Multiphy's future operating performance due to new information that became available during the quarter. The Company concluded that the competitive landscape had evolved and that product release and broad market adoption of 400G PAM4 digital signal processing (DSP) technology is delayed. As a result of these indicators of impairment, the Company tested the investment for an other-than-temporary impairment using a discounted cash flow model. The results of its analysis indicated that the investment was other-than temporarily impaired by $30.0 million, representing the entire carrying value of the investment.

Note 6: Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented in the Company's Balance Sheets as follows:

	Fair Value as of October 28, 2018				Fair Value as of January 28, 2018
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Convertible debt	$3,105	$—	$—	$3,105	$1,960	$—	$—	$1,960
Total financial assets	$3,105	$—	$—	$3,105	$1,960	$—	$—	$1,960

Financial liabilities:
AptoVision Earn-out	$2,161	$—	$—	$2,161	$21,000	$—	$—	$21,000
Cycleo Earn-out	462	—	—	462	668	—	—	668
Derivative financial instruments	120	—	120	—	—	—	—	—
Total financial liabilities	$2,743	$—	$120	$2,623	$21,668	$—	$—	$21,668
During the nine months ended October 28, 2018, the Company had no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3. As of October 28, 2018 and January 28, 2018, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in the Balance Sheets within the caption "Other current assets" and the value of contracts in a loss position are recorded within the caption "Accrued liabilities" in the Balance Sheets. Please see Note 15 for further discussion of the Company’s derivative instruments.
The convertible debt is valued using probability weighted cash flows (Level 3 inputs).
The AptoVision Earn-out liability (see Note 11) is valued utilizing estimates of annual revenue, adjusted earnings and product development targets (Level 3 inputs) through July 2020. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability.
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

A reconciliation of the change in the earn-out liability during the nine months ended October 28, 2018 is as follows:

(in thousands)	AptoVision	Cycleo	Total
Balance at January 28, 2018	$21,000	$668	$21,668
Changes in the fair value of contingent earn-out obligations	(9,419)	—	(9,419)
Payments	(9,420)	(206)	(9,626)
Balance as of October 28, 2018	$2,161	$462	$2,623
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. The fair value of the Company’s Term Loans (as defined in Note 9) is $120.0 million and $131.3 million as of October 28, 2018 and January 28, 2018, respectively. The fair value of the Company's Revolving Loans (as defined in Note 9) is $97.0 million as of both October 28, 2018 and January 28, 2018, respectively. These are based on Level 2 inputs which are derived from transactions with similar amounts, maturities, credit ratings and payment terms.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company reduces the carrying amounts of its goodwill, intangible assets, long-lived assets and non-marketable equity securities to fair value when held for sale or determined to be impaired.
For its investment in non-marketable equity interests, the Company has not identified, other than as stated below, events or changes in circumstances that may have a significant adverse effect on the fair value of its equity investments during the first nine months of fiscal year 2019.
As noted in Note 5, the Company tested a cost method investment for impairment during the third quarter of fiscal year 2019 that resulted in a $30.0 million write-down of the investment. In determining that the fair value of the Company’s investment is zero, the Company used a discounted cash flow model. The valuation model is most sensitive to the weighted average cost of capital assumption, which was determined to be approximately 38.8%, given the nature of the investment.

Note 7: Inventories
Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

(in thousands)	October 28, 2018	January 28, 2018
Raw materials	$2,145	$1,651
Work in progress	41,820	46,884
Finished goods	17,194	22,532
Inventories	$61,159	$71,067

Note 8: Goodwill and Intangible Assets
Goodwill – Changes in the carrying amount of goodwill by applicable reporting unit were as follows:

(in thousands)	Signal Integrity	Wireless and Sensing	Protection	Total
Balance at January 28, 2018	$274,085	$67,812	$—	$341,897
Additions	—	8,500	4,778	13,278
Balance at October 28, 2018	$274,085	$76,312	$4,778	$355,175
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
During fiscal year 2019, goodwill was recorded for the acquisition of ICI, which is part of the Protection reporting unit, and the acquisition of TrackNet, which is part of the Wireless and Sensing reporting unit.
Purchased Intangibles – The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions, which continue to be amortized:

		October 28, 2018			January 28, 2018
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technologies	5-8 years	$164,930	$(131,250)	$33,680	$164,930	$(115,628)	$49,302
Customer relationships	3-10 years	34,031	(29,725)	4,306	34,031	(25,426)	8,605
Total finite-lived intangible assets		$198,961	$(160,975)	$37,986	$198,961	$(141,054)	$57,907

Amortization expenses recorded in the Statements of Income for each period were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Core technologies	$5,047	$6,020	$15,622	$16,669
Customer relationships	1,433	1,433	4,299	3,745
Total amortization expense	$6,480	$7,453	$19,921	$20,414
The following table sets forth the Company’s indefinite-lived intangible assets resulting from additions to in-process research and development:

(in thousands)	Net Carrying Value
Value at January 28, 2018	$2,300
In-process research and development through acquisitions	—
Value at October 28, 2018	$2,300
The Company reviews indefinite-lived intangible assets for impairment during the fourth quarter of each year by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.

Note 9: Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	Balance as of
(in thousands)	October 28, 2018	January 28, 2018
Term loans	$120,000	$131,250
Revolving loans	97,000	97,000
Total debt	217,000	228,250
Current portion	(18,256)	(15,410)
Total long-term debt	198,744	212,840
Debt issuance costs	(1,327)	(1,726)
Total long-term debt, net of debt issuance costs	$197,417	$211,114
Weighted-average interest rate	3.87%	3.19%
On November 15, 2016, the Company, with certain of its domestic subsidiaries as guarantors, entered into an amended and restated credit agreement with the lenders party thereto and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer, consisting of senior secured term loans in an aggregate principal amount of $150.0 million (the "Term Loans") and senior secured revolving commitments in an aggregate principal amount of $250.0 million (the “Revolving Loans” and together with the Term Loans, the "Credit Facility"). The Credit Facility is scheduled to mature on November 12, 2021.
The outstanding principal balance of the Term Loans is subject to repayment in quarterly installments. No amortization is required with respect to the Revolving Loans. As of October 28, 2018, we were in compliance with all financial covenants required under the Credit Facility.
Scheduled maturities of current and long-term Term Loans are as follows:

(in thousands)
Fiscal Year Ending:
2019	$4,688
2020	18,750
2021	19,687
2022	76,875
Total Term Loans	$120,000
As of October 28, 2018, we had $153.0 million of unused borrowing capacity under the Revolving Loans.
As of October 28, 2018, there were no amounts outstanding under the letters of credit, swing line loans and alternative currency sub-facilities.

Note 10: Income Taxes
The Company’s effective tax rate differs from the statutory federal income tax rate of 21% primarily due to regional mix of income, a partial release of the valuation allowance in the U.S., and true-up related to mandatory deemed repatriation of foreign earnings ("Transition Tax").
The valuation allowance was released in the first quarter of fiscal year 2019 as a result of the Company obtaining the information necessary to evaluate the impact of the Global Intangible Low-Taxed Income (“GILTI”) provisions, enacted as part of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017. This item was left open under Staff Accounting Bulletin 118 (“SAB 118”) in the financial statements for the fiscal year ended January 28, 2018 and the Company has now made a reasonable estimate based on the most current information available.
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
In the third quarter of fiscal year 2019, the Company recorded a $4.7 million reduction to the provisional tax expense for the Transition Tax. The adjustment to the provisional tax expense during the quarter resulted from completing the calculations of the Transition Tax and finalizing the Company’s U.S. federal income tax return. The Company expects final accounting related to the remeasurement of its existing deferred tax assets under SAB 118 to be complete during the fourth quarter of fiscal year 2019.
While management believes the provisional amounts recorded during the nine months ended October 28, 2018 and the fiscal year ended January 28, 2018 represent reasonable estimates of the ultimate impact U.S. tax reform will have on the Company's consolidated financial statements, it is possible the Company may continue to materially adjust these amounts for related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations as the Tax Act continues to evolve. These adjustments could have an impact on the Company's Balance Sheets and Statements of Income.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (before the federal impact of state items) is as follows:

(in thousands)
Balance at January 28, 2018	$16,059
Additions based on tax positions related to the current year	2,145
Balance as of October 28, 2018	$18,204
Included in the balance of gross unrecognized tax benefits at October 28, 2018 and January 28, 2018, are $5.7 million and $3.9 million, respectively, of net tax benefits (after federal impact of state items), that, if recognized, would impact the effective tax rate, prior to consideration of any required valuation allowance.
The liability for UTP is reflected in the Balance Sheets as follows:

(in thousands)	October 28, 2018	January 28, 2018
Deferred tax assets - non-current	$12,468	$12,135
Other long-term liabilities	5,736	3,924
Total accrued taxes	$18,204	$16,059
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
The Company’s regional income from continuing operations before taxes and equity in net losses of equity method investments is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Domestic	$(1,647)	$(2,366)	$(12,871)	$(11,396)
Foreign	12,341	19,180	49,746	60,447
Total	$10,694	$16,814	$36,875	$49,051

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
The Company decided not to continue to pursue the administrative appeal and has been complying with RWQCB orders and direction, and is implementing an approved remedial action plan (prepared by an environmental firm retained by the Company) addressing the cleanup of soil, groundwater, and soil vapor at the site.
The Company has accrued liabilities where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. Based on the latest determinations by the RWQCB and the most recent actions taken pursuant to the remedial action plan, the Company continues to estimate the range of probable loss between $5.3 million and $7.2 million. To date, the Company has made $2.6 million in payments towards the remedial action plan. Given the uncertainties associated with environmental assessment and the remediation activities, the Company is unable to determine a best estimate within the range of loss. Therefore, the Company has recorded the minimum amount of probable loss. These estimates could change as a result of changes in planned remedial actions, further actions from the regulatory agency, remediation technology, and other factors.
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
Earn-out Liability
Pursuant to the terms of an amended earn-out arrangement ("Cycleo Earn-out") with the former shareholders of Cycleo SAS ("Cycleo Earn-out Beneficiaries"), which the Company acquired in March 2012, as of October 28, 2018, the Company potentially may make payments totaling up to approximately $12.5 million based on the achievement of a combination of certain revenue and operating income milestones over a defined period ("Cycleo Defined Earn-out Period"). The Cycleo Defined Earn-out Period covers the period April 27, 2015 to April 26, 2020. For certain of the Cycleo Earn-out Beneficiaries, payment of the earn-out liability is contingent upon continued employment and is accounted for as post-acquisition compensation expense over the service period. The portion of the earn-out liability that is not dependent on continued employment is not considered as compensation expense. The Company has recorded a liability for the Cycleo Earn-out of $4.3 million and $5.5 million as of October 28, 2018 and January 28, 2018, respectively.
Pursuant to the terms of an earn-out arrangement ("AptoVision Earn-out") with the former shareholders of AptoVision, which the Company acquired in July 2017, as of October 28, 2018, the Company potentially may make payments totaling up to approximately $47.0 million based on the achievement of a combination of certain net revenue, adjusted earnings and product development targets measured from the acquisition date through July 26, 2020.
A summary of earn-out liabilities, included in "Accrued liabilities" and "Other long-term liabilities" on the Balance Sheets, by classification follows:

	Balance at October 28, 2018			Balance at January 28, 2018
(in thousands)	Cycleo	AptoVision	Total	Cycleo	AptoVision	Total
Compensation expense	$3,801	$—	$3,801	$4,408	$—	$4,408
Not conditional upon continued employment	462	2,161	2,623	668	21,000	21,668
Interest expense	—	—	—	444	—	444
Total liability	$4,263	$2,161	$6,424	$5,520	$21,000	$26,520

Amount expected to be settled within twelve months	$2,334	$1,298	$3,632

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
Net sales by segment are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Semiconductor Products Group	$173,550	$150,304	$467,190	$447,233
Total	$173,550	$150,304	$467,190	$447,233
Income by segment and reconciliation to consolidated operating income:

	Three Months Ended		Nine Months Ended
(in thousands)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Semiconductor Products Group	$52,738	$42,828	$140,660	$124,906
Operating income by segment	52,738	42,828	140,660	124,906
Items to reconcile segment operating income to consolidated income before taxes
Share-based compensation	11,466	15,356	60,947	44,166
Intangible amortization	6,480	7,453	19,921	20,414
Investment impairments, net of offsets	30,000	4,000	30,000	4,000
Changes in the fair value of contingent earn-out obligations	(8,519)	188	(9,419)	188
Litigation cost net of recoveries	(264)	—	(5,476)	—
Other non-segment related expenses	1,708	2,252	2,981	5,221
Amortization of fair value adjustments related to acquired property, plant and equipment	—	—	—	190
Interest expense, net	2,355	2,032	6,745	6,107
Non-operating expense, net	(1,182)	(5,267)	(1,914)	(4,431)
Income before taxes	$10,694	$16,814	$36,875	$49,051
Information by Product Line
The Company operates exclusively in the semiconductor industry and primarily within the analog and mixed-signal sector.

The table below provides net sales activity by product line on a comparative basis:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	October 28, 2018		October 29, 2017		October 28, 2018		October 29, 2017
Signal Integrity	$69,981	40%	$63,921	42%	$204,381	44%	$198,645	43%
Protection	53,085	31%	49,366	33%	139,875	30%	136,673	31%
Wireless and Sensing	50,484	29%	43,266	29%	144,435	31%	126,641	29%
Other: Warrant Shares (1)	—	—%	(6,249)	(4)%	(21,501)	(5)%	(14,726)	(3)%
Total net sales	$173,550	100%	$150,304	100%	$467,190	100%	$447,233	100%
(1)The cost of the Warrant granted was recognized as an offset to net sales over the respective performance period. The Warrant is now fully-vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods following the first quarter of fiscal year 2019.
Information by Sales Channel

	Three Months Ended		Nine Months Ended
(in thousands)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Distributor	$120,009	$103,463	$332,304	$298,089
Direct	53,541	53,090	156,387	163,870
Other: Warrant Shares	—	(6,249)	(21,501)	(14,726)
Total net sales	$173,550	$150,304	$467,190	$447,233
Geographic Information
The Company generates virtually all of its sales from its Semiconductor Products Group through sales of analog and mixed-signal devices.
Net sales activity by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Asia-Pacific	77%	75%	74%	74%
North America	16%	21%	26%	21%
Europe	7%	8%	7%	8%
Other: Warrant Shares	—%	(4)%	(7)%	(3)%
	100%	100%	100%	100%
The Company attributes sales to a country based on the ship-to address. The table below summarizes sales activity to countries that represented greater than 10% of total net sales for at least one of the periods presented:

	Three Months Ended		Nine Months Ended
(percentage of total sales)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
China (including Hong Kong)	55%	50%	54%	50%
United States	10%	9%	11%	9%

Note 13: Stock Repurchase Program
Stock Repurchase Program
The Company maintains a stock repurchase program that was initially approved by its Board of Directors in March 2008. The stock repurchase program does not have an expiration date and the Company’s Board of Directors has authorized expansion of the program over the years. The following table summarizes activity under the program for the presented periods:

	Three Months Ended				Nine Months Ended
	October 28, 2018		October 29, 2017		October 28, 2018		October 29, 2017
(in thousands, except number of shares)	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Shares repurchased under the stock repurchase program	536,680	$30,000	—	$—	1,677,433	$79,738	312,304	$10,389
Total treasury shares required	536,680	$30,000	—	$—	1,677,433	$79,738	312,304	$10,389
On May 24, 2018, the Company's Board of Directors authorized the expansion of the stock repurchase program by $250.0 million. As of October 28, 2018, the Company had repurchased $231.1 million in shares of its common stock under the program since inception and the remaining authorization under the program was $217.3 million. Under the program, the Company may repurchase its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 and/or Rule 10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the program from cash on hand. The Company has no obligation to repurchase any shares under the program and may suspend or discontinue it at any time.

Note 14: Restructuring
From time to time, the Company takes steps to realign the business to focus on high-growth areas, provide customer value and make the Company more efficient. As a result, the Company has realigned resources and infrastructure, which resulted in restructuring expense of $0.4 million for the nine months ended October 28, 2018.
Restructuring related liabilities are included in "Accrued liabilities" in the Balance Sheets as of October 28, 2018 and January 28, 2018, respectively. Restructuring charges are presented in "Selling, general and administrative" in the Statements of Income.
Activity under the restructuring plans is summarized in the following table:

(in thousands)	One-time employee termination benefits	Contract commitments	Total
Balance at January 28, 2018	$4,063	$686	$4,749
Charges	443	—	443
Cash payments and adjustments	(3,914)	(443)	(4,357)
Balance at October 28, 2018	$592	$243	$835

Note 15: Derivatives and Hedging Activities
The Company is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company, on a routine basis and in the normal course of business, experiences expenses denominated in Swiss Franc, Canadian Dollar ("CAD") and Great British Pound ("GBP"). Such expenses expose the Company to exchange rate fluctuations between these foreign currencies and the U.S. Dollar ("USD"). The Company uses derivative financial instruments in the form of forward contracts to mitigate risk associated with adverse movements in these foreign currency exchange rates on a portion of foreign denominated expenses expected to be realized during the current and following fiscal year. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.
The Company’s accounting treatment for these instruments is based on whether or not the instruments are designated as a hedging instrument. The Company is currently applying hedge accounting to all foreign currency derivatives and has designated these hedges as cash flow hedges.
At October 28, 2018, the Company had the following outstanding foreign exchange contracts:

(in thousands)
Foreign Exchange Contracts	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell USD/Buy CAD Forward Contract	3	$4,284	C$	5,500
Sell USD/Buy GBP Forward Contract	11	$7,792		£6,000
Total	14
These contracts met the criteria for cash flow hedges and the unrealized gains or losses, after tax, are recorded as a component of "Accumulated other comprehensive loss" in the Balance Sheet. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income or loss ("AOCI") until the hedged item is recognized in SG&A expense in the Statements of Income when the underlying hedged expense is recognized. Any ineffective portions of cash flow hedges are recorded in "Non-operating expense, net" in the Statements of Income. The Company presents its derivative assets and liabilities at their gross fair values on the Balance Sheets.
The Company had no outstanding foreign exchange contracts at January 28, 2018. The table below summarizes the carrying values of derivative instruments as of October 28, 2018:

	Carrying Values of Derivative Instruments as of October 28, 2018
(in thousands)	Fair Value - Assets (2)	Fair Value - (Liabilities) (2)	Derivative Net Carrying Value
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$—	$(120)	$(120)
Total derivatives	$—	$(120)	$(120)
(1) Assets are included in "Other current assets" and liabilities are included in "Accrued liabilities" in the Balance Sheets.
(2) The fair values of the foreign exchange forward contracts are valued using Level 2 inputs. Please refer to Note 6.
The following table summarizes the amount of income recognized from derivative instruments for the three months ended October 28, 2018 and October 29, 2017 as well as the line items in the accompanying Statements of Income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
(in thousands)	October 28, 2018	October 29, 2017		October 28, 2018	October 29, 2017		October 28, 2018	October 29, 2017
Sell USD/Buy CAD Forward Contract	$9	$(184)	SG&A	$41	$(442)	SG&A	$1	$(1)
Sell USD/Buy GBP Forward Contract	1	(9)	SG&A	(21)	(208)	SG&A	—	—
	$10	$(193)		$20	$(650)		$1	$(1)

The following table summarizes the amount of income recognized from derivative instruments for the nine months ended October 28, 2018 and October 29, 2017 as well as the line items in the accompanying Statements of Income where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or Loss into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
(in thousands)	October 28, 2018	October 29, 2017		October 28, 2018	October 29, 2017		October 28, 2018	October 29, 2017
Sell USD/Buy CAD Forward Contract	$(149)	$819	SG&A	$73	$(532)	SG&A	$1	$(4)
Sell USD/Buy GBP Forward Contract	1	296	SG&A	(21)	(428)	SG&A	—	—
	$(148)	$1,115		$52	$(960)		$1	$(4)
The estimated net amount of the existing losses that are reported in accumulated other comprehensive income as of October 28, 2018 that is expected to be reclassified into earnings within the next twelve months was $0.1 million.

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
Our product lines include:
Signal Integrity Products. We design, develop and market a portfolio of optical data communications and video transport products used in a wide variety of enterprise computing, industrial, communications and high-end consumer applications. Our comprehensive portfolio of integrated circuits ("ICs") for datacenters, enterprise networks, passive optical networks ("PON"), and wireless basestation optical transceivers and high-speed interfaces ranges from 100Mbps to 400Gbps and supports key industry standards such as Fibre Channel, Infiniband, Ethernet, PON and synchronous optical networks. Our video products offer advanced solutions for next generation broadcast applications, as well as highly differentiated video-over-IP technology for professional audio visual applications.
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
Our net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Signal Integrity	$69,981	$63,921	$204,381	$198,645
Protection	53,085	49,366	139,875	136,673
Wireless and Sensing	50,484	43,266	144,435	126,641
Other: Warrant Shares (1)	—	(6,249)	(21,501)	(14,726)
Total	$173,550	$150,304	$467,190	$447,233
(1) On October 5, 2016, we issued a warrant (the "Warrant") to Comcast Cable Communications Management LLC ("Comcast") to purchase up to 1,086,957 shares (the "Warrant Shares") of our common stock. The Warrant was issued by us to Comcast in connection with an agreement between the parties regarding the intended trial deployment by Comcast of a low-power wide-area Network in the United States, based on our LoRa® devices and wireless radio frequency technology. The Warrant is accounted for as equity and the cost is recognized as an offset to net sales. The Warrant is now fully-vested and exercisable for a total of 869,565 shares, with no additional costs to be recognized in future periods.

The following significant customers accounted for at least 10% of net sales in one or more of the periods indicated:

	Three Months Ended		Nine Months Ended
(percentage of net sales)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Trend-tek Technology Ltd (and affiliates)	14%	10%	13%	10%
Frontek Technology Corporation (and affiliates)	13%	8%	11%	7%
Arrow Electronics (and affiliates)	11%	13%	11%	10%
Samsung Electronics (and affiliates)	8%	9%	8%	8%
Premier Technical Sales Korea, Inc. (and affiliates) (1)	3%	5%	4%	6%
(1) Premier is a distributor with a concentration of sales to Samsung. The above percentages represent the Company's estimate of the sales activity related to Samsung that is passing through this distributor.
The following table shows the customers that have an outstanding receivable balance that represents at least 10% of total net receivables as of the dates indicated:

	Balance as of
(percentage of net sales)	October 28, 2018	January 28, 2018
Frontek Technology Corporation (and affiliates)	13%	9%
Trend-tek Technology Ltd (and affiliates)	12%	8%
Most of our sales to customers are made on the basis of individual customer purchase orders. Many customers include cancellation provisions in their purchase orders. Trends within the industry toward shorter lead-times and "just-in-time" deliveries have resulted in our reduced ability to predict future shipments. As a result, we rely on orders received and shipped within the same quarter for a significant portion of our sales. Orders received and shipped in the third quarter of fiscal years 2019 and 2018 represented 37% and 50% of net sales, respectively. Sales made directly to customers during the third quarter of fiscal years 2019 and 2018 were 31% and 34% of net sales, respectively. The remaining sales were made through independent distributors. Our business relies on foreign-based entities. Most of our outside subcontractors and suppliers, including third-party foundries that supply silicon wafers, are located in foreign countries, including China, Taiwan and Israel. For the third quarter of fiscal years 2019 and 2018, approximately 15% and 21%, respectively, of the Company’s silicon in terms of cost of wafers was supplied by a third-party foundry in China, and these percentages could be higher in future periods. Foreign sales during the third quarter of fiscal years 2019 and 2018 constituted approximately 90% and 91%, respectively, of our net sales. Approximately 77% and 82% of foreign sales during the third quarter of fiscal years 2019 and 2018, respectively, were to customers located in the Asia-Pacific region. The remaining foreign sales were primarily to customers in Europe, Canada, and Mexico.
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

Critical Accounting Policies and Estimates
In addition to the discussion below, please refer to the disclosures regarding our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2018 filed with the U.S. Securities and Exchange Commission on March 22, 2018 (our "Annual Report").
Fiscal Periods
We report results on the basis of 52 and 53 week periods and end our fiscal year on the last Sunday in January. The other quarters generally end on the last Sunday of April, July and October. All quarters consist of 13 weeks except for one 14-week period in the fourth quarter of 53-week years. The third quarter of fiscal years 2019 and 2018 each consisted of 13 weeks.

Revenue and Cost of Sales
We derive our revenue primarily from the sale of semiconductor products into various end markets. Revenue is recognized when control of these products is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for these products. Control is generally transferred when products are shipped and, to a lesser extent, when the products are delivered. Recovery of costs associated with product design and engineering services are recognized during the period in which services are performed and are reported as a reduction to product development and engineering expense. Historically, these recoveries have not exceeded the cost of the related development efforts. We include revenue related to granted technology licenses as part of "Net sales" in the Statements of Income. Historically, revenue from these arrangements has not been significant though it is part of our recurring ordinary business.
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
On October 5, 2016, we issued a Warrant to Comcast to purchase up to 1,086,957 Warrant Shares. The cost of the Warrant is recognized as an offset to net sales. On April 27, 2018, we accelerated the vesting of the remaining 586,956 unvested shares from the Warrant ("Acceleration Event"), resulting in the full recognition of the previously unrecognized costs. For the first quarter of fiscal year 2019, the revenue offset reflects the cost associated with the Warrant of $21.5 million, including $15.9 million related to the Acceleration Event. The Warrant is now fully-vested and exercisable for a total of 869,565 shares. No additional Warrant related costs will be recognized in future periods following the first quarter of fiscal year 2019.
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

Results of Operations
The following table sets forth, for the periods indicated, our Statements of Income expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.6%	40.5%	40.5%	40.4%
Gross profit	61.4%	59.5%	59.5%	59.6%
Operating costs and expenses:
Selling, general and administrative	22.8%	24.3%	24.5%	24.6%
Product development and engineering	15.6%	18.4%	17.4%	18.1%
Intangible amortization	3.7%	5.0%	4.3%	4.6%
Loss on disposition of business operations	—%	—%	—%	0.1%
Changes in the fair value of contingent earn-out obligations	(4.9)%	0.1%	(2.0)%	—%
Total operating costs and expenses	37.3%	47.8%	44.2%	47.4%
Operating income	24.1%	11.7%	15.3%	12.2%
Interest expense, net	(1.4)%	(1.4)%	(1.4)%	(1.4)%
Non-operating income, net	0.7%	3.7%	0.4%	1.0%
Investment impairments	(17.3)%	(2.8)%	(6.4)%	(1.0)%
Income before taxes and equity in net losses of equity method investments	6.2%	11.2%	7.9%	11.0%
Provision for taxes	(0.8)%	2.2%	(2.8)%	2.5%
Net income before equity in net losses of equity method investments	7.0%	9.0%	10.7%	8.5%
Equity in net losses of equity method investments	—%	(0.1)%	—%	—%
Net income	7.0%	8.9%	10.6%	8.4%
Percentages may not add precisely due to rounding.
Our regional mix of income from continuing operations before taxes and equity in net losses of equity method investments is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Domestic	$(1,647)	$(2,366)	$(12,871)	$(11,396)
Foreign	12,341	19,180	49,746	60,447
Total	$10,694	$16,814	$36,875	$49,051
Domestic performance from continuing operations includes amortization of acquired intangible assets and higher levels of share-based compensation compared to foreign operations.
Recent Accounting Pronouncements
New accounting standards are discussed in Note 1 to our unaudited condensed consolidated financial statements, included in Item 1, of this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended October 28, 2018 and October 29, 2017
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our unaudited condensed consolidated financial statements in this Quarterly Report for a description of each market category):

	Three Months Ended
(in thousands, except percentages)	October 28, 2018		October 29, 2017 (1)
Enterprise Computing	$51,776	30%	$46,349	30%
Industrial	52,828	30%	45,861	31%
High-End Consumer	49,370	29%	46,788	31%
Communications	19,576	11%	17,555	12%
Other: Warrant Shares	—	—%	(6,249)	(4)%
Total	$173,550	100%	$150,304	100%
(1) Reclassifications have been made to prior period amounts to conform to the current year’s presentation.
Net Sales
Net sales for the third quarter of fiscal year 2019 were $173.6 million, an increase of 15% compared to $150.3 million for the third quarter of fiscal year 2018. During the third quarter of fiscal year 2019, China based demand continued to grow driven by growing demand for our LoRa® products, which drove overall growth in the industrial end-market. The smart home market continued to grow driving stronger than seasonal demand for our PON products. The Warrant Shares fully vested in the first quarter of fiscal year 2019, and therefore, did not impact net sales in the third quarter of fiscal year 2019.
Based on recent bookings trends and our backlog entering the quarter, we estimate net sales for the fourth quarter of fiscal year 2019 to be between $155.0 million and $165.0 million.
Gross Profit
In the third quarter of fiscal year 2019, gross profit increased to $106.6 million from $89.4 million in the third quarter of fiscal year 2018. Gross margins were 61.4% in the third quarter of fiscal year 2019 compared to 59.5% in the third quarter of fiscal year 2018. In the third quarter of fiscal year 2019, gross margins were favorably impacted by the Acceleration Event, which eliminated the offset to net sales due to the Warrant.
In the fourth quarter of fiscal year 2019, we expect our gross margins to be in the range of 61.2% to 62.2%.
Operating Costs and Expenses

	Three Months Ended				Change
(in thousands, except percentages)	October 28, 2018		October 29, 2017
Selling, general and administrative	$39,587	61%	$36,568	52%	8%
Product development and engineering	27,147	42%	27,631	38%	(2)%
Intangible amortization	6,480	10%	7,453	10%	(13)%
Changes in the fair value of contingent earn-out obligations	(8,519)	(13)%	188	—%	(4,631)%
Total operating costs and expenses	$64,695	100%	$71,840	100%	(10)%
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased in the third quarter of fiscal year 2019 compared to the same quarter of fiscal year 2018 as a result of higher share-based compensation costs. The higher levels of share-based compensation expense resulted primarily from the impact of a higher stock price on the related fair value re-measurement of awards accounted for as liabilities.
Product Development and Engineering Expenses
Product development and engineering expenses decreased slightly in the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018 as a result of timing of development activities.
The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $6.5 million and $7.5 million in the third quarter of fiscal years 2019 and 2018, respectively.

Interest Expense
Interest expense and amortization of debt discounts was $2.4 million and $2.0 million in the third quarter of fiscal years 2019 and 2018, respectively. The impact of higher interest rates was partially offset by lower overall debt levels.
We expect the interest rates under our Credit Facility to be relatively stable in the fourth quarter of fiscal year 2019. See "Liquidity and Capital Resources" for a description of our Credit Facility.
Income Taxes
The effective tax rates for the third quarter of fiscal years 2019 and 2018 were (13.6)% and 19.5%, respectively. In the third quarter of fiscal year 2019, we recorded an income tax benefit of $1.5 million, compared to a provision of $3.3 million in the third quarter of fiscal year 2018. The effective tax rate in the third quarter of fiscal year 2019 was lower than the effective tax rate in the third quarter of fiscal year 2018 primarily due to return to provision adjustments recorded for the Transition Tax. Our effective tax rate in the third quarter of fiscal year 2019 differs from the statutory federal income tax rate of 21% primarily due to a regional mix of income, as well as the return to provision adjustments mentioned above.
As a global organization, we are subject to audit by taxing authorities in various jurisdictions. To the extent that an audit, or the closure of a statute of limitations, results in adjusting our reserves for uncertain tax positions, our effective tax rate could experience extreme volatility since any adjustment would be recorded as a discrete item in the period of adjustment.
Comparison of the Nine Months Ended October 28, 2018 and October 29, 2017
All periods presented in the following summary of sales by major end-market reflect our current classification methodology (see Note 1 to our unaudited condensed consolidated financial statements in this Quarterly Report for a description of each market category):

	Nine Months Ended
(in thousands, except percentages)	October 28, 2018		October 29, 2017 (1)
Enterprise Computing	$150,315	32%	$147,509	33%
Industrial	151,419	33%	126,688	28%
High-End Consumer	131,542	28%	133,421	30%
Communications	55,415	12%	54,341	12%
Other: Warrant Shares	(21,501)	(5)%	(14,726)	(3)%
Total	$467,190	100%	$447,233	100%
(1) Reclassifications have been made to prior period amounts to conform to the current year’s presentation.
Net Sales
Net sales for the first nine months of fiscal year 2019 were $467.2 million, an increase of 4.5% compared to $447.2 million for the first nine months of fiscal year 2018. During the first nine months of fiscal year 2019, we benefited from growth in demand for our LoRa® products, primarily within China, and our proximity sensing solutions. PON growth driven by the smart home market reflects a recovery from the softness in demand we experienced in fiscal year 2018. The Acceleration Event reduced net sales by an incremental $15.9 million in the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018.
Gross Profit
In the first nine months of fiscal year 2019, gross profit increased to $278.2 million from $266.6 million in the first nine months of fiscal year 2018. Gross margins were 59.5% in the first nine months of fiscal year 2019 compared to 59.6% in the first nine months of fiscal year 2018. In the first nine months of fiscal year 2019, gross margins were adversely impacted by the Acceleration Event, which reduced our gross profit by $15.9 million.

Operating Costs and Expenses

	Nine Months Ended				Change
(in thousands, except percentages)	October 28, 2018		October 29, 2017
Selling, general and administrative	$114,522	56%	$109,820	52%	4%
Product development and engineering	81,425	39%	81,046	38%	—%
Intangible amortization	19,921	10%	20,414	10%	(2)%
Loss on disposition of business operations	—	—%	375	—%	(100)%
Changes in the fair value of contingent earn-out obligations	(9,419)	(5)%	188	—%	(5,110)%
Total operating costs and expenses	$206,449	100%	$211,843	100%	(3)%
Selling, General and Administrative Expenses
SG&A expenses increased in the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018 as a result of higher share-based compensation costs. The higher levels of share-based compensation reflect the impact of an award modification and the related fair value re-measurement of awards accounted for as liabilities rather than equity due to an increase in our stock price. This was partially offset by a $6.6 million reduction to expense from proceeds related to the settlement of a lawsuit against HiLight Semiconducter Limited and related individual defendants (the "HiLight Settlement").
Product Development and Engineering Expenses
Product development and engineering expenses increased slightly in the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018. The levels of product development and engineering expenses reported in a fiscal period can be significantly impacted, and therefore experience period over period volatility, by the number of new product tape-outs and by the timing of recoveries from non-recurring engineering services which are typically recorded as a reduction to product development and engineering expense.
Intangible Amortization
Intangible amortization was $19.9 million and $20.4 million in the first nine months of fiscal years 2019 and 2018, respectively.
Interest Expense
Interest expense and amortization of debt discounts was $6.7 million and $6.1 million in the first nine months of fiscal years 2019 and 2018, respectively. The impact of higher interest rates was partially offset by lower overall debt levels.
Income Taxes
The effective tax rates for the first nine months of fiscal years 2019 and 2018 were a provision benefit of (35.0)% and provision of 22.7%, respectively. In the first nine months of fiscal year 2019, we recorded an income tax benefit of $12.9 million, compared to a tax provision of $11.1 million in the first nine months of fiscal year 2018. The effective tax rate in the first nine months of fiscal year 2019 was lower than the effective tax rate in the first nine months of fiscal year 2018 primarily due to a partial release of the valuation reserve against our U.S. deferred tax assets. Our effective tax rate in the first nine months of fiscal year 2019 differs from the statutory federal income tax rate of 21% primarily due to a regional mix of income, a partial release of the valuation reserve against our U.S. deferred tax assets, and a true-up related to the U.S. Transition Tax.
In connection with the enactment of the Tax Cuts and Jobs Act ("Tax Act"), we have determined that we will remit approximately $240.0 million of foreign earnings in the foreseeable future, and as a result, have established a deferred income tax liability for the withholding tax that will be due upon distribution of these earnings. During the third quarter of fiscal year 2019, we remitted approximately $80.0 million of foreign earnings, and adjusted the deferred income tax liability for the withholding tax accordingly. We intend to indefinitely reinvest all other unremitted foreign earnings and, as a result, have not provided U.S. taxes on these earnings. We currently do not need these earnings to support our U.S. operations. If these unremitted foreign earnings are needed for our U.S. operations or can no longer be permanently reinvested outside the U.S., we would be required to accrue and pay foreign withholding taxes of approximately 5% on these earnings.
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

As of October 28, 2018, our total stockholders’ equity was $692.9 million. At that date, we also had approximately $312.2 million in cash and cash equivalents and $215.7 million of borrowings, net of debt discount.
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
A meaningful portion of our capital resources, and the liquidity they represent, are held by our foreign subsidiaries. As of October 28, 2018, our foreign subsidiaries held approximately $217.6 million of cash and cash equivalents compared to $215.1 million at January 28, 2018. Additionally, in connection with the enactment of the Tax Act, we determined that we will repatriate back to the United States approximately $240.0 million of foreign earnings in the foreseeable future, and as a result, we have updated our assertion to reflect this change. During the third quarter of fiscal year 2019, we remitted approximately $80.0 million of foreign earnings. As of October 28, 2018, our foreign subsidiaries had $486.3 million of unremitted earnings for which no taxes have been provided. Except for the $240.0 million of foreign earnings we will remit in the foreseeable future, these earnings have been and are expected to continue to be permanently reinvested.
One of our primary goals is to continually improve the cash flows from our existing business activities. Additionally, we will continue to seek to maintain and improve our existing business performance with capital expenditures and, potentially, acquisitions and other investments that support achievement of our business strategies. Acquisitions may be made for either cash or stock consideration, or a combination of both.
Operating Activities
Net cash provided by operating activities is primarily due to net income adjusted for non-cash items plus fluctuations in operating assets and liabilities.
Operating cash flow for the first nine months of fiscal year 2019 was favorably impacted by higher net income, lower inventory spend to align with the Company's strategic objectives and the receipt of proceeds from the HiLight Settlement. This was partially offset by the disbursement of $17.9 million of supplemental compensation, which is aligned with our financial performance and is normally settled in the first quarter of each fiscal year.
Investing Activities
Cash flows from investing activities is primarily attributable to capital expenditures, net of proceeds from sales of property, plant and equipment and proceeds from sales of investments. Investing activities are also impacted by acquisitions, net of any cash received.
Capital expenditures were $12.9 million for the first nine months of fiscal year 2019 compared to $26.8 million for the first nine months of fiscal year 2018.
On May 2, 2018, we acquired substantially all the assets of IC Interconnect, Inc., a privately-held, U.S.-based company for approximately $7.3 million. We funded the purchase price using our cash on hand. We also made $6.7 million of strategic investments in companies that are enabling the LoRaWANTM-based ecosystem and developing technologies to support the requirements of our customers.
Financing Activities
Cash provided by financing activities is primarily attributable to borrowings under our Credit Facility offset by principal and interest payments related to our long-term debt and repurchase of outstanding common stock.
In the first nine months of fiscal year 2019, we settled the AptoVision earn-out for the performance period ended July 29, 2018. Of the total earn-out distribution for this performance period, $8.5 million was attributable to the original acquisition fair value and therefore presented as a Financing Activity.
In the first nine months of fiscal year 2019, we received $10.4 million in proceeds from the exercise of stock options compared to $5.3 million in the first nine months of fiscal year 2018.
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

This program represents one of our principal efforts to return value to our stockholders. We repurchased 1,677,433 shares under this program in the first nine months of fiscal year 2019 for $79.7 million. In the first nine months of fiscal year 2018, we repurchased 312,304 shares under this program for $10.4 million. As of October 28, 2018, remaining authorization under this program was $217.3 million.
Credit Facility
On November 15, 2016 (the "Closing Date"), we, with certain of our domestic subsidiaries as guarantors, entered into an amended and restated credit agreement ("Credit Agreement") with the lenders party thereto (the "Lenders") and HSBC Bank USA, National Association, as administrative agent, swing line lender and letter of credit issuer ("Administrative Agent"), consisting of senior secured term loans in an aggregate principal amount of $150.0 million (the "Term Loans") and senior secured revolving commitments in an aggregate principal amount of $250.0 million (the "Revolving Loans" and together with the Term Loans, the "Credit Facility"). Up to $40.0 million of the Revolving Loans may be used to obtain letters of credit, up to $25.0 million of the Revolving Loans may be used to obtain swing line loans, and up to $40.0 million of the Revolving Loans may be used to obtain revolving loans and letters of credit in certain currencies other than U.S. Dollars ("Alternative Currencies"). The Credit Facility is scheduled to mature on November 12, 2021. We accounted for the Credit Agreement as a debt modification.
As of October 28, 2018 we have $120.0 million outstanding under our Term Loans and $97.0 million outstanding under our Revolving Loans.
As of October 28, 2018, $153.0 million of the Revolving Loans were undrawn. The proceeds of the Revolving Loans may be used by us for capital expenditures, permitted acquisitions, permitted dividends, working capital and general corporate purposes.
The Credit Agreement provides that, subject to certain conditions, we may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or increases to the Revolving Loans in an aggregate principal amount not to exceed the sum of (a) $150.0 million and (b) the aggregate principal amount of all voluntary prepayments of Term Loans made prior to the date of incurrence of such additional term loan facilities and/or increases to the Revolving Loans; however, the Lenders are not required to provide such increase upon our request.
Interest on loans made under the Credit Facility in U.S. Dollars accrues, at our option, at a rate per annum equal to (1) the Base Rate (as defined below) plus a margin ranging from 0.25% to 1.25% depending upon our consolidated leverage ratio or (2) LIBOR (determined with respect to deposits in U.S. Dollars) for an interest period to be selected by us plus a margin ranging from 1.25% to 2.25% depending upon our consolidated leverage ratio (such margin, the "Applicable Margin"). The "Base Rate" is equal to a fluctuating rate equal to the highest of (a) the prime rate of the Administrative Agent, (b) ½ of 1% above the federal funds effective rate published by the Federal Reserve Bank of New York and (c) one-month LIBOR (determined with respect to deposits in U.S. Dollars) plus 1.00%.
Interest on loans made under the Credit Facility in Alternative Currencies accrues at a rate per annum equal to LIBOR (determined with respect to deposits in the applicable Alternative Currency) (other than loans made in Canadian Dollars, for which a special reference rate for Canadian Dollars applies) for an interest period to be selected by us plus the Applicable Margin.
The outstanding principal balance of the Term Loans was subject to repayment in equal quarterly installments beginning on the last day of our fiscal quarter ending closest to January 31, 2017 in an amount equal to 10.0% per annum of the original principal amount of the Term Loans on the Closing Date in the first two years after the Closing Date, and will be subject to repayment in equal quarterly installments in an amount equal to 12.5% per annum in years three and four after the Closing Date, and 15.0% per annum in year five after the Closing Date, with the balance being due at maturity on November 12, 2021. No amortization is required with respect to the Revolving Loans. We may voluntarily prepay borrowings under the Credit Facility at any time and from time to time, without premium or penalty, other than customary "breakage costs" and fees for LIBOR-based loans.
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

Contractual Obligations
There were no material changes in our contractual obligations during the first nine months of fiscal year 2019 from those disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report.
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
We are subject to a variety of market risks, including commodity risk and the risks related to foreign currency, interest rates and market performance that are discussed in Item 7A of our Annual Report. Many of the factors that can have an impact on our market risk are external to us, and so we are unable to fully predict them.
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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign exchange rates of 10% for all currencies could be experienced in the near-term. These reasonably possible adverse changes were applied to our total monetary assets and liabilities denominated in currencies other than our functional currency as of the third quarter of fiscal year 2019. The adverse impact these changes would have had (after taking into account balance sheet hedges only) on our income before taxes is $6.2 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective as of October 28, 2018.
Changes in Internal Controls
As of October 28, 2018, there were no changes to our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
Information about legal proceedings is set forth in Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A.	Risk Factors
Please carefully consider and evaluate all of the information in this Quarterly Report and the risk factors set forth in our Annual Report. The risks set forth in our Annual Report on Form 10-K are not the only ones we face. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.
The risk factors associated with our business have not materially changed, as compared to the risk factors disclosed in our Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
This table provides information with respect to purchases by us of shares of our common stock during the third quarter of fiscal year 2019.

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (1)
August 2018 (07/30/18-08/26/18)	—	$—	—	$247.3	million
September 2018 (08/27/18-09/23/18)	252,106	58.59	252,106	$232.5	million
October 2018 (09/24/18-10/28/18)	284,574	53.51	284,574	$217.3	million
Total activity	536,680	$55.90	536,680

(1)
We maintain an active stock repurchase program which was approved by our Board of Directors in March 2008. The stock repurchase program does not have an expiration date and our Board of Directors has authorized expansion of the program over the years.

As of October 28, 2018, we have repurchased $231.1 million in shares of our common stock under the program since inception and the current remaining authorization under our stock repurchase program is $217.3 million. Under our stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 and/or Rule10b-18 or other trading plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the program from cash on hand. We have no obligation to repurchase any shares under the stock repurchase program and may suspend or discontinue it at any time.
Limitation Upon Payment of Dividends
The Credit Agreement includes covenants limiting our ability to pay dividends or make distributions on our capital stock.

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

SEMTECH CORPORATION
Registrant

Date: November 28, 2018	/s/ Mohan R. Maheswaran
Mohan R. Maheswaran
President and Chief Executive Officer

Date: November 28, 2018	/s/ Emeka N. Chukwu
Emeka N. Chukwu
Executive Vice President and
Chief Financial Officer